Form 10-K
period 1994-01-02
ROGERS CORP
filed 1994-03-31
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                			     Washington, D. C. 20549


                       			    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1994

				       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


Commission file number 1-4347


	      Exact name of Registrant as specified in its charter:


			       ROGERS CORPORATION

State or other jurisdiction of                                I.R.S. Employer
incorporation or organization:                             Identification No.:
       Massachusetts                                            06-0513860

            		     Address of principal executive offices:
			                      One Technology Drive
               			    Rogers, Connecticut 06263

	       Registrant's telephone number, including area code:
                    				 (203) 774-9605

	   Securities registered pursuant to Section 12(b) of the Act:

                                          						    Name of each exchange on
Title of each class                                      which registered
  Capital Stock,                                    American Stock Exchange
  $1 Par Value                                      Pacific Stock Exchange

	   Securities registered pursuant to Section 12(g) of the Act:
                        				      None

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes       X        No
          --------          ----------
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1994:

          		    Capital Stock, $1 Par Value--$91,708,790
                ----------------------------------------

      The number of shares outstanding of the Registrant's classes of capital stock as of February 1, 1994:

	            	  Capital Stock, $1 Par Value--3,227,126 shares
                ---------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended January 2, 1994 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1994 annual meeting of shareholders to be held April 28, 1994, are incorporated by reference into Part III.

				    TABLE OF CONTENTS



                              					PART I


Item                                                                      Page

 1.  Business                                                                1

 2.  Properties                                                              7

 3.  Legal Proceedings                                                       7

 4.  Submission of Matters to a Vote of Security Holders                     7




                              					PART II


 5.  Market for the Registrant's Capital Stock and Related Stockholder
       Matters                                                               8

 6.  Selected Financial Data                                                 8

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 8

 8.  Financial Statements and Supplementary Data                             8

 9.  Changes in and Disagreements with Auditors on Accounting and
       Financial Disclosure                                                  8



                      				       PART III


10.  Directors and Executive Officers of the Registrant                      9

11.  Executive Compensation                                                  9

12.  Security Ownership of Certain Beneficial Owners and Management          9

13.  Certain Relationships and Related Transactions                          9



                            					PART IV


14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         10

     Signatures                                                              11

                         				     PART I
Item 1.  BUSINESS

a.  General Development of Business

Rogers Corporation, founded in 1832, is one of the oldest, publicly traded companies in continuous operation. Rogers adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and to fiber-reinforced plastic molding materials. By 1958, the business consisted of three Connecticut plants, mostly producing paperboard and molding materials, with sales of approximately $5,000,000.

From the late 1950's through the 1980's, Rogers and its wholly owned subsidiaries (the Company) continued to extend its capabilities in polymer materials and moved into electronic components and into global markets. Rogers specialized polymers were used as dielectric layers in electronic circuit boards. Its sheet elastomer materials became important as cushion insoles in footwear, as plate backer materials in flexographic printing, and in a range of industrial applications. Many uses for molded elastomer components were found in office machines. Moldable composites were developed for electrical and automotive applications.

The Company's strategy in the 1980's was to concentrate a substantial portion of its development, manufacturing and marketing resources on electronic components. Rogers largest single business in the 1980's was component products for computers and disk drives.

In 1992, under new leadership, Rogers began a process of refocusing its business on its core competencies in specialty polymer composite materials, and on the application of these material technologies to identified market needs. These materials operations were the core activities responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the company's profits in the 1980's. These profits were often offset by substantial losses in the Company's electronic components businesses.

The Company has now divested its major electronic components businesses. The Circuit Components Division was divested in 1992 and the flexible interconnections business which included a joint venture, Smartflex Systems, was divested in 1993. Additionally, in February 1994 the Company concluded an agreement to sell its U.S. power distribution components business. The Company's organization has been restructured and research and development efforts related to electronic components, such as multi-chip modules, have been halted. Resources have been shifted to Rogers remaining core businesses, Polymer Products and Electronic Products (formerly Interconnection Products), with refocused R&D efforts, investment in increased capacity for growing product lines, and intensified sales and marketing activities outside the U.S.

In the Polymer Products Group, the Company has been concentrating on high performance elastomer materials and components, and on moldable composites. In the Electronic Products Group, it has shifted its focus to high frequency circuit materials, high frequency circuits, and flexible circuit materials.

b., d.  Business Segment Financial and Geographic Information

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information set forth on pages 33-34 in "Note O" of the Registrant's annual report to shareholders for the year ended January 2, 1994 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934, as amended (the "Act").

c.  Description of Business

Rogers manufactures polymer composite materials and components, which it markets around the world. Rogers is a recognized leader in high performance elastomer materials and components for office equipment, foot comfort, printing, industrial and other applications; in circuit materials for high frequency and computer applications; in high frequency circuits; and, in moldable composite materials for electrical and automotive applications.

The Company has two business segments, Polymer Products and Electronic
Products:

(1)(a)  POLYMER PRODUCTS

Rogers Polymer Products include materials and components designed for use in office equipment, footwear, printing, automotive, electrical and other industrial applications where the high performance properties of Rogers materials can give special mechanical, environmental, or other advantages.

The major product lines in the Polymer Products business segment are:

- - PORON(Registered Trademark) high performance elastomer materials which have excellent compression set resistance, outstanding shock absorption, and low outgassing. Substantial recent sales growth created the need for increased capacity. A new production line, housed in a major expansion of the East Woodstock, CT, facility, which doubles capacity, came on-line during the first quarter of 1994.

    PORON materials are based on Rogers proprietary cellular elastomer technology and include:

	  Industrial grade PORON and PORON S cellular urethane and silicone materials, sold through a fabricator network to manufacturers of gaskets, vibration dampening components, shock absorbing products, and other components used in appliances, automobiles, office equipment, disk drives, and other products.

	  PORON and PORON PERMAFRESH(Registered Trademark) cushion insole materials, sold directly and through sales representatives to manufacturers of footwear and footwear products.

	  R/bak(Registered Trademark) compressible printing plate backing materials for flexographic printing, sold through specialized distributors as a part of the printing system for corrugated boxes, labels, bags, and other packaging.

	  PORON medical materials for the podiatric market, sold through specialized distributors and to manufacturers of podiatric products and devices.

- - High Performance Elastomer Components include ENDUR(Registered Trademark) molded elastomers and NITROPHYL(Registered Trademark) floats. The Willimantic Division, which custom manufactures these finished parts and assemblies, is certified to the ISO-9002 international standard for quality production systems.

    Components based on Rogers elastomer materials technology include:

	  ENDUR and ENDUR-C components are rollers, belts and other molded shapes used to control the movement of paper and other materials in copiers, mail processing equipment, automated teller machines, and in computer peripherals.

	  ENDUR-C LE conductive components, which feature a material formulation that raises the electrical conductivity of the components, are replacing existing technologies that are environmentally unacceptable.

	  ENDUR fuser rollers are used in copiers to adhere toner to paper.

	  NITROPHYL floats are mainly sold to manufacturers of automotive and other industrial devices for fuel and other liquid level sensing. NITROPHYL-M floats, introduced in early 1994, have greater resistance to methanol fuel mixtures.

- - Moldable Composites. The Company makes thermosetting polymer composites, which are sold as customized molding materials. Each phenolic, epoxy or diallyl phthalate compound is engineered to perform to predetermined specifications when molded for a specific end use. The high strength, heat resistance, and dimensional stability of Rogers moldable composites, usually reinforced with glass fibers, makes them desirable for a variety of high performance applications.

Rogers sells glass reinforced phenolic components, which are used by the automotive industry to replace "under-the-hood" metal parts. Current applications include components for fuel and transmission systems. Rogers also sells phenolic, diallyl phthalate, and epoxy moldable composites for use as electrical insulating materials in a large variety of applications in the electronics, automotive, appliance and electrical industries.

Rogers Molding Materials Division is registered to ISO-9001, the international standard for quality design, development and production systems. The first domestic facility for recycling molded phenolic material was installed in the Manchester, CT, plant in 1993. Using this proprietary technology, Rogers can sell recyclable composites, an important factor in the world automotive market.

Major licensees are Vyncolit N.V. for Europe, and Otalite Co., Ltd. for Japan. Although there have been gains in market share, and sales of some products are growing, overall sales of molding materials have been flat, and the Company is actively seeking to expand its range of products and capabilities.


Joint Ventures related to Polymer Products:

Rogers INOAC Corporation. The Company owns 50% of Rogers INOAC Corporation
(RIC), located in Nagoya, Japan. The other partner in this venture, INOAC Corporation, is a large, diversified, technically competent company with operations throughout the world. RIC manufactures high performance elastomer products based on Rogers PORON materials and ENDUR components technology. RIC markets these products in Japan and in various Southeast Asian countries. The unique qualities of Rogers elastomer products have allowed this joint venture to lead in certain market segments, such as for applications in facsimile ma-chines and hard disk drives. A new facility in Japan's Mie Prefecture for PORON materials was started in 1993, and is expected to be on-line during Q1 1994. Sales for RIC are not included in Rogers financial statements.

Durel Corporation. Durel Corporation was formed in 1988 with 3M Corporation and Rogers Corporation as 50/50 partners. Based in Tempe, Arizona, Durel Corporation develops and markets advanced electroluminescent (EL) lamps used to provide cool, uniform illumination of displays and keypads in low light environments. DUREL(Registered Trademark) 3 lamps are being sold to prominent manufacturers of electronic devices and consumer goods, to illuminate pagers, watches, and other devices. The automotive grade product, which has achieved design ready status at certain domestic automotive manufacturers, is being designed into 1995 and later models for a variety of applications. In 1993, Durel sales tripled and it was the first year of profits for Durel. Sales for Durel are not included in Rogers financial statements, and because of Durel's prior losses, profits are also not yet reflected.

Excluding joint venture activity, the backlog of orders believed to be firm for the Company's Polymer Products was $11,539,000 at the end of fiscal year 1993, $11,071,000 at the end of fiscal year 1992, and $11,606,000 at the end of fiscal year 1991. The order backlog at year-end is generally filled within the following year.

The manufacture of Polymer Products requires a wide variety of raw materials. While occasional delays are experienced in obtaining timely deliveries of some items, these delays have not materially affected operations.

The Company employed an average of 459 people in Polymer Products operations during 1993.

The Company believes that its Polymer Products business is not seasonal.

(1)(b)  ELECTRONIC PRODUCTS

The Company is a technology leader in high frequency and high performance circuit materials. These dielectric materials are based on Rogers core capabilities in highly filled polymer composites, and are developed for specific market applications. Electronic Products include high frequency materials and circuits, flexible circuit materials, and bus bars.

The major product lines in the Electronic Products business segment are:

- - High Frequency Circuit Materials. Rogers high frequency circuit board materials are used in wireless communications systems for demanding military and commercial applications. The specialized properties of Rogers materials are important to the accuracy and reliability of the circuits, and of the end use equipment. Applications for these Rogers materials include global positioning systems (GPS), cellular telephone base stations, telecommunica-tions satellites, aircraft collision avoidance systems, magnetic resonance imaging (MRI) systems for medical scanning, missile guidance and high performance radar systems. To reduce costs and provide greater focus, Rogers' two circuit materials divisions were combined into one unit in 1993.

Rogers major high frequency circuit board materials include RT/duroid(Registered Trademark), TMM(Registered Trademark), and the new RO3000(Trademark) brand materials. Rogers believes that overall sales of these materials will be relatively flat in the next year or two, as the Company continues to convert its sales base from military to non-military customers. Sales of the new RO3003 and TMM high frequency circuit material product lines should contribute significantly to the Company's success in commercial markets. Major products are described more fully below:

      RT/duroid high frequency materials, a family of proprietary laminate products based on filled polytetrafluoroethylene polymer dielectrics. RT/duroid materials are used mostly for commercial, industrial, and defense oriented microwave frequency applications. Significant improvements have been made in the performance characteristics of RT/duroid 5000 and 6000 series of materials. A newer product, RT/duroid 6002 microwave material, enables complex and high reliability multilayer microwave assemblies to be made.

      TMM temperature stable high frequency materials, which are highly filled polymer composites. Introduced in 1991, these circuit board materials found immediate applications in receive/send antennas for wireless communications equipment. Production capacity was increased in 1992, and again in 1993 when improvements were also made to the production process, allowing a significant price reduction for these improved materials.

      RO3003 high frequency circuit board material, the first of a lower price line of products for commercial applications.
      Introduced in early 1994, the material was developed for use in commercial wireless communications applications.

      ULTRALAM(Registered Trademark) microwave laminates, which are made of glass fabric reinforced fluoropolymer dielectric material, and intended for special purpose use in high frequency commercial and military applications.

- - High Frequency Circuits. Rogers Soladyne Division custom fabricates complex multilayer, stripline and microstrip circuits for defense and commercial applications. The Division is seeking to increase the amount of its commercial and industrial business, because military spending for defense electronics is expected to be reduced somewhat.

- - Flexible Circuit Materials. Rogers is a leader in flexible circuit material systems for high performance printed wiring boards for personal computers, disk drives and portable computers. These materials use Rogers proprietary adhesive and coating technology. Sold mostly to specialized fabricators, the range of material systems includes R/Flex(Registered Trademark) flexible materials, FLEX-I-MID(Registered Trademark) all-polyimide materials, and BEND/flex(Registered Trademark) formable circuit materials.

Sales of flexible circuit materials increased last year, and are expected to show steady growth. There has been positive response in the market to Rogers withdrawal from the flexible circuit fabrication business, and sales efforts in Europe have been intensified. The range of products include:

	  R/flex flexible material systems, which are polyimide based films with phenolic butyryl, epoxy or acrylic adhe-sive. Several R/flex systems are flame retardant. R/flex 410 laminates, a line of flexible circuit materials, was purchased by Rogers in 1993 from AlliedSignal Laminate Systems. These flexible circuit materials are used mostly for disk drive and computer applications.

	  BEND/flex(Registered Trademark) formable circuit materials offer greater rigidity for the mounting of components on the circuit. Several of the BEND/flex materials systems are flame retardant.

	  FLEX-I-MID all polyimide materials, introduced in 1993, allow the fabrication of multilayer circuits, free of non-polyimide adhesive layers. The products are manufactured by Mitsui Toatsu Chemical Inc. of Tokyo, Japan. Rogers and Mitsui Toatsu entered into an agreement in 1990 for a joint market development effort in North and South America and Europe for flexible circuit materials using adhesiveless laminate technology developed by Mitsui Toatsu.

	  RO2800(Registered Trademark) printed circuit material, a ceramic filled fluoropolymer film, is being used by several major computer and wireless communications customers to develop multi-chip module laminate (MCM-L) fabrication technology. In 1992, Rogers discontinued its MCM-L fabricated component development effort and is using its technology to promote the sale of its materials. The MCM-L fabrication technology has been non-exclusively licensed to a major corporation for further development of the process using Rogers material system. The market for low cost MCM-L electronic packaging is expected to increase dramatically in coming years.

- - Bus Bars. Voltage distribution bus bars are passive electronic components used for compact and efficient voltage delivery and power control. Rogers bus bars business, which was started in the 1960s, has developed differently in the U.S. and in Europe.

In February 1994, the Company concluded an agreement to sell its U.S. power distribution business, which depends mostly on mainframe computer applications, to Methode Electronics, Inc., a manufacturer of bus bar products based in Chicago, Illinois.

The European business, based at the ISO-9001 certified Rogers - Mektron N.V. plant in Gent, Belgium, sells only a small amount to the mainframe computer industry. Other markets have been developed for high performance power distribution in telecommunications, motor controls for electric trams, subways, and trains, and for control systems for large electrical equipment. The European business is profitable, and will be retained by Rogers.

The backlog of orders believed to be firm for the Company's Electronic Products was $11,374,000 at the end of fiscal year 1993, $19,987,000 at the end of fiscal year 1992, and $24,160,000 at the end of fiscal year 1991. The decrease from 1992 to 1993 is because of the sale of the flexible interconnections business. The order backlog at year-end is generally filled within the following year.

The manufacture of Electronic Products requires a wide variety of raw materials. While occasional delays are experienced in obtaining timely deliveries of some items, these delays have not materially affected operations.

The Company employed an average of 645 people in the Electronic Products operations during 1993 (excluding employees of the divested business).

The Company believes that its Electronic Products business is not seasonal.


(2) The Company markets its products throughout the United States, and sells in foreign markets directly, through distributors and agents, and through its 50% owned joint venture. Approximately 94% of the Company's net sales are sold through its own domestic and foreign sales forces. In 1993, 60% of total sales were to the electronics industry.

(3) There are no firms which compete broadly with the Company across its range of product lines, but there is competition in each segment of the Company's business in both domestic and foreign markets. Competition comes from firms of all sizes and types, many of which are larger and have greater resources than the Company. The Company's emphasis on technical products has limited its competitors to companies with the capability for pursuing these specialty areas. The general absence of sufficiently meaningful, independent statistics makes it impractical, in the Company's opinion, to quantify its competitive position in the markets served.

The Company's products were sold to approximately 2,200 customers in 1993. Although the loss of all the sales made to one of the Company's major customers would require a period of adjustment during which the business of a segment might be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within each of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements, so that the possibility of losing all the business of any major customer as to any product line is unlikely, and the possibility of losing it as to all the products is remote.

The Company has a considerable number of domestic and foreign patents and licenses and has additional patent applications on file related to both segments of its business. While the patents, which are of varying duration, provide protection and, in some cases, result in license royalties, the protection is generally not of overriding importance, and the Company's segments would not be materially affected by the expiration of any of them. The Company feels that its patents have generally been valuable only in combination with its equipment, skills and market position. The Company also owns a number of registered and unregistered trademarks which it believes to be of importance.

During its fiscal year 1993, the Company spent $6,743,000 on research and development activities, compared to $8,196,000 in 1992 and $9,589,000 in 1991. These amounts mainly represent the cost of the Corporate research and development effort in Rogers, Connecticut, and do not include development and engineering activities in the divisions, which approximated an additional $3,500,000 in 1993, $4,000,000 in 1992, and $5,000,000 in 1991.

During fiscal year 1993, the Company spent $1.3 million on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 1994 capital expenditures needed for compliance with current environmental, health, and safety regulations will amount to approximately $0.5 million. These capital expenditures will be depreciated on a straight-line basis over a period of from 8 to 13 years.

Item 2.  PROPERTIES

The Company's properties are owned except as noted below. The Company considers that its properties are well-maintained and in good operating condition. Adequate land is available for foreseeable future requirements at each of the Company's owned plants. These properties are listed below.

	                                     				 Owned                       Leased
                                     					 Floor         Owned         Floor
                                     					 Space         Land          Space
                              				       (Sq. Ft.)      (Acres)      (Sq. Ft.)

Polymer Products

Manchester, Connecticut                 166,000           26             --
South Windham, Connecticut               88,000           30             --
East Woodstock, Connecticut              81,000           24             --

Electronic Products

Chandler, Arizona                       242,000           43             --
Mesa, Arizona                            68,000            9             --
San Diego, California                      --             --           37,000
Rogers, Connecticut                     312,000          113             --
Ghent, Belgium                           85,000            4             --
Agua Prieta, Sonora, Mexico                --             --           55,000
Tokyo, Japan                               --             --            1,500

Corporate (R&D, Admin. & Other)

Rogers, Connecticut                     106,000            2             --



Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other responsible parties. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been made. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

The Company is not involved in any other litigation which management believes will materially and adversely affect its financial condition or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                         				     PART II


Item 5.   MARKET FOR THE REGISTRANT'S CAPITAL STOCK AND RELATED
       	  STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information set forth under the caption "Capital Stock Market Prices" on page 36, under the caption "Restriction on Payment of Dividends" in Note I on page 28, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 40 of the 1993 annual report to shareholders.


Item 6.   SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information set forth under the caption "Selected Financial Data" on page 17 of the 1993 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	  CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information set forth under the caption "Management's Discussion and Analysis" on pages 37 through 40 of the 1993 annual report to shareholders.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information set forth on pages 18 through 35 and under the caption "Quarterly Results of Operations (Unaudited)" on page 36 of the 1993 annual report to shareholders.


Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       				    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 4 of the Registrant's definitive proxy statement dated March 23, 1994, for its 1994 annual meeting of shareholders filed pursuant to Section 14(a) of the Act.

EXECUTIVE OFFICERS OF THE COMPANY
                                               	  						     Served in
                                                		 					   this capacity
      Name                           Title                     since        Age

Harry H. Birkenruth      President and Chief Executive
                     			 Officer                                1992          62

Aarno A. Hassell         Vice President, Circuit
                     			 Materials Group                        1988          54

Robert D. Wachob         Vice President, Sales and Marketing    1990          47

Robert M. Soffer         Treasurer and Assistant Secretary      1987          46
                     			 Clerk                                  1992

   All officers hold office until the first meeting of the Board of Directors following the annual meeting of shareholders or until successors are elected.

   There are no family relationships between or among executive officers and directors of the Company.

   Mr. Birkenruth, Mr. Hassell, and Mr. Soffer have held executive office with the Company for the past five years as their principal occupation. Mr. Birkenruth was Senior Vice President, Polymer Products Group until August 1990 and Executive Vice President until April 1992. Mr. Hassell and Mr. Soffer served in the offices listed above for the past five years.

   Mr. Wachob was elected to the office of Vice President, Sales and Marketing in October 1990 after serving as Director of Marketing since July 1984. Mr. Soffer was elected as Clerk in February 1992.

Item 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information set forth under the captions "Executive Compensation" on pages 8 through 14 of the Registrant's definitive proxy statement, dated March 23, 1994, for its 1994 annual meeting of shareholders filed pursuant to Section 14(a) of the Act.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 5 and "Beneficial Ownership of More than Five Percent of the Corporation's Stock" on page 6 of the Registrant's definitive proxy statement, dated March 23, 1994, for its 1994 annual meeting of shareholders filed pursuant to Section 14(a) of the Act.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference thereto the information with respect to certain relationships and related transactions included under the caption "Other Arrangements and Payments" on page 15 of the Registrant's definitive proxy statement, dated March 23, 1994, for its 1994 annual meeting of shareholders filed pursuant to Section 14(a) of the Act.

                           				     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)(1) and (2) -
  The response to this portion of Item 14 is submitted as a separate section of this report. See Page F-1.

   (3) - The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on Page F-5.

(b) No reports on Form 8-K were filed for the three months ended January 2, 1994.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on Page F-5.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report. See Index on Page F-1.



                          				   UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-84992, 33-14347, 33-15119, 33-21121, 33-26177, 33-38219, and 33-
44087:

  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                            				   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             				       ROGERS CORPORATION
					                                     (Registrant)




                                     					  By s/DONALD F. O'LEARY
                                     					       Donald F. O'Leary
                                     					       Assistant Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By s/HARRY H. BIRKENRUTH      President (Principal
     Harry H. Birkenruth      Executive Officer)
                     			      and Director




By s/LEONID V. AZAROFF        Director
     Leonid V. Azaroff




By s/WALLACE BARNES           Director
     Wallace Barnes




By s/MILDRED S. DRESSELHAUS   Director
     Mildred S. Dresselhaus




By s/DONALD J. HARPER         Director
     Donald J. Harper




By s/LEONARD R. JASKOL        Director
     Leonard R. Jaskol




By s/D. BRUCE MERRIFIELD      Director
     D. Bruce Merrifield




By s/WILLIAM R. THURSTON      Director
     William R. Thurston





March 31, 1994

                  			   ANNUAL REPORT ON FORM 10-K


            		       ITEM 14(a)(1) and (2), (c) and (d)


      	 INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                         				CERTAIN EXHIBITS


                 			  FINANCIAL STATEMENT SCHEDULES


                  		FISCAL YEAR ENDED JANUARY 2, 1994


                  			       ROGERS CORPORATION


                           ROGERS, CONNECTICUT

              			FORM 10-K--ITEM 14(a)(1) AND (2)

       		       ROGERS CORPORATION AND SUBSIDIARIES

   	 INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Rogers Corporation and subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended January 2, 1994, are incorporated by reference in Item 8:

      Consolidated Balance Sheets--January 2, 1994 and January 3, 1993 Consolidated Statements of Operations and Retained Earnings
       	(Deficit)--Fiscal Years Ended January 2, 1994, January 3, 1993,
	       and December 29, 1991
      Consolidated Statements of Cash Flows--Fiscal Years Ended January 2,
       	1994, January 3, 1993, and December 29, 1991
      Notes to Consolidated Financial Statements--January 2, 1994

      The following consolidated financial statement schedules of Rogers Corporation and consolidated subsidiaries are included in Item 14(d):

      Schedule V    - Property, Plant and Equipment
      Schedule VI   - Accumulated Depreciation of Property, Plant and
              		      Equipment
      Schedule VIII - Valuation and Qualifying Accounts
      Schedule IX   - Short-Term Borrowings
      Schedule X    - Supplementary Income Statement Information

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	    The following financial statements and schedules and Report of Independent Auditors are filed as Exhibit 29a to this report:

	    Rogers Inoac Corporation (a 50/50 joint venture)
	      Report of Independent Auditors
	      Balance Sheets--October 31, 1993 and 1992
       Statements of Income and Retained Earnings--Fiscal years ended
	       	October 31, 1993 and 1992, and Eleven Months Ended
		       October 31, 1991
	      Statements of Cash Flows--Fiscal years ended October 31, 1993
		       and 1992, and Eleven Months Ended October 31, 1991
	      Notes to Financial Statements - October 31, 1993
	      Schedule VIII - Valuation and Qualifying Accounts
	      Schedule IX - Short-Term Borrowings


         			 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

  		      ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

             				   (Dollars in Thousands)



                    	 		     Balance at   Additions                 Other       Balance at
                     			     Beginning     at Cost     Retire-  Changes- Add       End
     Classification          of Period       <F1>       ments    (Deduct)<F2>    of Period

Year ended January 2, 1994
  Land                        $    841      $     0     $    0      $     74      $    915
  Buildings and improvements    28,800        1,609        873          (514)       29,022
  Machinery and equipment       47,532        3,572      2,890          (175)       48,039
  Office equipment              10,155          832        994          (128)        9,865
  Installations in process         668        2,569<F3>      0             0         3,237
                              --------      -------     ------      ---------     --------
                     			      $ 87,996      $ 8,582     $4,757      $   (743)     $ 91,078
                              ========      =======     ======      =========     ========


Year ended January 3, 1993
  Land                        $  1,133      $     0     $   50      $   (242)     $    841
  Buildings and improvements    44,432        2,310      2,110       (15,832)       28,800
  Machinery and equipment       72,682        5,393      5,015       (25,528)       47,532
  Office equipment              11,845        1,312        963        (2,039)       10,155
  Installations in process       2,366           46<F3>     80        (1,664)          668
                              --------      -------     ------      ---------     --------
                     			      $132,458      $ 9,061     $8,218      $(45,305)     $ 87,996
                              ========      =======     ======      =========     ========

Year ended December 29, 1991:
  Land                        $  1,302      $     0     $   52      $   (117)     $  1,133
  Buildings and improvements    45,634        2,730      1,405        (2,527)       44,432
  Machinery and equipment       77,340        7,857      5,752        (6,763)       72,682
  Office equipment              12,181        1,808      1,346          (798)       11,845
  Installations in process       3,091         (685)<F3>     0           (40)        2,366
                              --------      --------    ------      ---------     --------
	                     		      $139,548      $11,710     $8,555      $(10,245)     $132,458
                              ========      ========    ======      =========     ========


<F1> Additions principally relate to expansion of manufacturing facilities, purchases of new equipment and replacements for existing equipment.

<F2> Included in 1992 are $40.1 million of fixed assets which were related to the sale of the Flexible Interconnections Division and $4.5 million related to the liquidation of other assets.  Also included in 1991 are $9.8 million of fixed assets which were related to the sale of the Circuit Components Division.  In 1993 a reclassification was made for land previously reported in Assets Held for Sale.  Also included in each year are changes due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries in accordance with FASB
     Statement No. 52, "Foreign Currency Translation."

<F3> Net change during the year.


	   SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

	        	      ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

	                      			   (Dollars in Thousands)

                                   					   Additions
                     			      Balance at   Charged to               Other       Balance at
                     			      Beginning    Costs and    Retire-   Changes-Add      End
      Description             of Period    Expenses<F1>  ments    (Deduct)<F2>   of Period

Year ended January 2, 1994:
  Buildings and improvements   $13,162       $ 1,568     $  805     $   (307)      $13,618
  Machinery and equipment       32,259         3,844      2,561         (128)       33,414
  Office equipment               7,071         1,162        902          (92)        7,239
                               -------       -------     ------     ---------      -------
                     			       $52,492       $ 6,574     $4,268     $   (527)      $54,271
                               =======       =======     ======     =========      =======

Year ended January 3, 1993:
  Buildings and improvements   $18,954       $ 8,414     $1,138     $(13,068)      $13,162
  Machinery and equipment       45,345        16,580      4,285      (25,381)       32,259
  Office equipment               7,970         2,065        952       (2,012)        7,071
                               -------       -------     ------     ---------      -------
                     			       $72,269       $27,059     $6,375     $(40,461)      $52,492
                               =======       =======     ======     =========      =======


Year ended December 29, 1991:
  Buildings and improvements   $17,848       $ 2,398     $  637     $   (655)      $18,954
  Machinery and equipment       47,819         7,264      4,295       (5,443)       45,345
  Office equipment               8,236         1,457      1,183         (540)        7,970
                               -------       -------     ------     ---------      -------
                     			       $73,903       $11,119     $6,115     $ (6,638)      $72,269
                               =======       =======     ======     =========      =======


<F1> Included in 1992 is $16.4 million of costs related to the sale of the Flexible
     Interconnections Division and the liquidation of other assets.  These costs were included in the 1992 Cost Reduction Charge.

<F2> Included in 1992 is $38.5 million of accumulated depreciation which is related to assets being held for the sale of the Flexible Interconnections Division and $1.6 million related to the liquidation of other assets.  Included in 1991 is $6.4 million of accumulated depreciation which is related to assets held for sale of the
     Circuit Components Division.  Also included in each year are changes due to the effect of exchange rate changes on translating accumulated depreciation of foreign subsidiaries in accordance with FASB Statement No. 52, "Foreign Currency
     Translation."


     The annual provisions for depreciation have been computed on a straight-line basis over the estimated useful lives of the assets, which average 14 years for buildings and improvements, 8 years for machinery and equipment, and 5 years for office equipment.


       		      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

       		      ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    				   (Dollars in Thousands)

                                  					   Additions   Additions
                     			     Balance at   Charged to   Charged to     Other     Balance at
                     			     Beginning    Costs and    Other Accts  Deductions      End
      Description            of Period    Expenses<F1>  Describe    Describe     of Period

Year ended January 2, 1994:
  Deducted from asset accounts:
    Net realizable value
    allowance for assets held
    for sale                   $17,805       $    --     $   --     $16,272<F2>    $ 1,533

Year ended January 3, 1993:
  Deducted from asset accounts:
    Net realizable value
    allowance for assets held
    for sale                   $    --       $17,805<F1> $   --     $    --        $17,805





<F1> Provision for write down of assets to net realizable value included in the 1992 Cost
     Reduction Charge.

<F2> Allowance of $17.1 million applicable to assets sold during 1993, net of increase in allowance of $0.8 million for remaining assets.


            			     SCHEDULE IX - SHORT-TERM BORROWINGS

     		      ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

	               			   (Dollars in Thousands)


                        					  Weighted                             Weighted
                        					  Average     Maximum      Average     Average
                        					  Interest    Amount       Amount      Interest
                     			      Balance at  Rate at   Outstanding  Outstanding  Rate During
    Category of Aggregate       End of     End of    During the  During the   the Period
    Short-Term Borrowings       Period     Period     Period     Period <F2>      <F3>

Year ended January 2, 1994:
 Notes payable to banks <F1>   $     0        --       $ 1,033       $   339      7.44%

Year ended January 3, 1993:
 Notes payable to banks <F1>   $ 3,552      5.86%      $ 8,537       $ 6,217      5.48%

Year ended December 29, 1991:
 Notes payable to banks <F1>   $ 8,000      6.38%      $ 8,000       $ 3,066      7.41%



<F1> Most of the Company's short-term borrowings in 1993 were under foreign credit arrangements, while most borrowings in 1992 and 1991 were under domestic revolving credit arrangements.  These arrangements are reviewed periodically for renewal.

<F2> The average amount outstanding during the period was computed by dividing the total of semi-monthly outstanding principal balances by 24.

<F3> The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.






       		   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

        		      ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     				   (Dollars in Thousands)

                                                     						  		Charged to Costs
	   Item                                                         and Expenses
Year ended January 2, 1994:
 Maintenance and repairs                                              $2,794

Year ended January 3, 1993:
 Maintenance and repairs                                              $3,819

Year ended December 29, 1991:
 Maintenance and repairs                                              $4,041



     Amounts for depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, taxes other than on payroll and income, royalties and advertising costs are not presented as such amounts by individual category are less than 1% of total revenues.

                    				   FORM 10-K--ITEM 14(c)

                   				       EXHIBIT INDEX

       		     ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following exhibits to the consolidated financial statements of Rogers
Corporation and subsidiaries are included in Item 14(c):                    Page
                                                               									    ----
Exhibit  3a -  Restated Articles of Organization filed with the Secretary
	              of the Commonwealth of Massachusetts on April 6, 1966.
	              (Exhibit 3a)                                                 <F6>
Exhibit  3b -  Articles of Amendment filed with the Secretary of the
	              Commonwealth of Massachusetts on August 10, 1966.
	              (Exhibit 3b)                                                 <F6>
Exhibit  3c -  Articles of Merger of Parent and Subsidiary Corporations
	              filed with the Secretary of the Commonwealth of
	              Massachusetts on December 31, 1975. (Exhibit 3c)             <F6>
Exhibit  3d -  Articles of Amendment filed with the Secretary of the
	              Commonwealth of Massachusetts on March 29, 1979.
	              (Exhibit 3d)                                                 <F6>
Exhibit  3e -  Articles of Amendment filed with the Secretary of the
	              Commonwealth of Massachusetts on March 29, 1979.
	              (Exhibit 3e)                                                 <F6>
Exhibit  3f -  Articles of Amendment filed with the Secretary of the
	              Commonwealth of Massachusetts on April 2, 1982. (Exhibit 3f) <F6>
Exhibit  3g -  Articles of Merger of Parent and Subsidiary Corporations
	              filed with the Secretary of the Commonwealth of
	              Massachusetts on December 31, 1984. (Exhibit 3g)             <F6>
Exhibit  3h -  Articles of Amendment filed with the Secretary of the
	              Commonwealth of Massachusetts on March 31, 1988. (Exhibit 3h)<F6>
Exhibit  3i -  By-Laws of the Company as amended on March 28, 1991 and
	              September 10, 1991.                                          <F8>
Exhibit  4a -  Long-Term Debt Instruments - includes Agreement to furnish
	              to the Securities and Exchange Commission a copy of any
	              instrument defining the rights of holders of long-term
	              debt of the Company and all of its subsidiaries.              F-7
								       [EX-1 of filing]
Exhibit  4b -  Shareholders' Rights Plan adopted on March 20, 1987.
	              (Exhibit 4b)                                                 <F3>
Exhibit 10a -  Rogers Corporation Incentive Stock Option Plan (1979, as
	              amended July 9, 1987). (Exhibit 10c)                         <F4>
Exhibit 10b -  Description of the Company's Life Insurance Program.
	              (Exhibit K)                                                  <F1>
Exhibit 10c -  Rogers Corporation Annual Incentive Compensation Plan (1988,
	              as amended February 24, 1994).                               F-11
								       [EX-5 of filing]
Exhibit 10d -  Rogers Corporation Stock Option Plan (1988, as amended
	              December 17, 1988). (Exhibit 10d)                            <F5>
Exhibit 10e -  Rogers Corporation Stock Option Plan (1990).  (Exhibit 10e)  <F7>
Exhibit 10f -  Rogers Corporation Deferred Compensation Plan (1983).
	              (Exhibit O)                                                  <F2>
Exhibit 10g -  Rogers Corporation Deferred Compensation Plan (1986).
	              (Exhibit 10e)                                                <F4>
Exhibit 11  -  Statement Re:  Computation of Per Share Earnings.             F-8
								       [EX-2 of filing]
Exhibit 13  -  Rogers Corporation 1993 Annual Report to Shareholders        F-18
								       [EX-6 of filing]
	              [Note:  Pages F18-F35 and F60-F61 are not required to be filed.
		              They were sequentially numbered, because the entire bound Annual
		              Report was submitted in the conforming paper copy.]
Exhibit 22  -  Subsidiaries of the Registrant.                               F-9
								       [EX-3 of filing]
Exhibit 23  -  Consent of Independent Auditors.                             F-10
								       [EX-4 of filing]
Exhibit 29a -  Rogers Inoac Corporation Audited Financial Statements.       F-62
      								 [EX-7 of filing]
Exhibit 29b -  Smartflex Systems 1992 and 1991 Financial Statements.        <F9>


<F1>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended December 28, 1980 (File No. 1-4347).

<F2>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended January 1, 1984 (File No. 1-4347).

<F3>  Incorporated by reference to Report on Form 8-K dated March 20, 1987
      (File No. 1-4347).

<F4>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended January 3, 1988 (File No. 1-4347).

<F5>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (File No. 1-4347).

<F6>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-4347).

<F7>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended December 30, 1990 (File No. 1-4347).

<F8>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-4347).

<F9>  Incorporated by reference to the indicated Exhibit to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended January 3, 1993 (File No. 1-4347).