Form 10-Q
period 1994-04-03
ROGERS CORP
filed 1994-05-06
CIK 84748

Total pages included - 10



                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


Commission file number 1-4347


                           ROGERS CORPORATION
          (Exact name of Registrant as specified in its charter)


         Massachusetts                                       06-0513860
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)


One Technology Drive, Rogers, Connecticut                       06263
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (203) 774-9605

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes      X      No


The number of shares outstanding of the Registrant's classes of common stock as of May 2, 1994:

               Capital Stock, $1 Par Value--3,257,864 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               April 3, 1994


                                   INDEX


                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months Ended April 3, 1994 and
      April 4, 1993                                               3

   Consolidated Balance Sheets--
      April 3, 1994 and January 2, 1994                         4-5

   Consolidated Statements of Cash Flows--
      Three Months Ended April 3, 1994 and
      April 4, 1993                                               6

   Supplementary Notes                                            7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                8-9

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                     10

SIGNATURES                                                       10

                    PART I - FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS

                  ROGERS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in Thousands Except Per Share Amounts)


                                               Three Months Ended:
                                            -------------------------
                                             April 3,       April 4,
                                               1994           1993
                                            -------------------------
Net Sales                                   $   34,005     $   32,779

  Cost of Sales                                 24,544         23,216
  Selling and Administrative Expenses            5,114          5,448
  Research and Development Expenses              1,644          1,676
                                            ----------     ----------
Total Costs and Expenses                        31,302         30,340
                                            ----------     ----------

Operating Income                                 2,703          2,439

Other Income less Other Charges                     31            (18)
Interest Expense, Net                              371            758
                                            ----------     ----------

Income Before Income Taxes                       2,363          1,663

Income Taxes:
  Federal and Foreign                               58             22
  State                                             36             --
                                            ----------     ----------

Net Income                                  $    2,269     $    1,641
                                            ==========     ==========

Income Per Share                            $      .67     $      .53
                                            ==========     ==========

Average Shares Outstanding and Common
  Stock Equivalents                          3,375,103      3,114,093
                                            ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)



                                      April 3, 1994     January 2, 1994
                                      -------------     ---------------
Current Assets:

  Cash and Cash Equivalents              $  4,245           $  4,533

  Accounts Receivable                      18,624             15,008

  Inventories:
    Raw Materials                           3,596              3,432
    In-Process and Finished                 5,925              5,404
    Less LIFO Reserve                        (808)              (808)
                                         --------           --------
      Total Inventories                     8,713              8,028

  Current Deferred Income Taxes             1,844              1,820

  Net Assets Held for Sale (Note D)         7,554              6,785

  Prepaid Expenses                            768                668
                                         --------           --------

      Total Current Assets                 41,748             36,842
                                         --------           --------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $56,212 and $54,271                      35,083             36,807

Investments in Unconsolidated Joint
  Ventures                                  3,138              3,051

Intangible Pension Asset                    3,295              3,295

Other Assets                                1,790              1,842
                                         --------           --------

      Total Assets                       $ 85,054           $ 81,837
                                         ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                        April 3, 1994      January 2, 1994
                                        -------------      ---------------
Current Liabilities:

  Accounts Payable                         $  9,502            $  7,679
  Notes Payable to Banks (Note E)             1,000                  --
  Current Maturities of Long-Term Debt        2,736               3,140
  Accrued Employee Benefits and
    Compensation                              4,541               5,296
  Accrued Cost Reduction Charge               2,161               2,222
  Accrued Interest                              656                 542
  Other Accrued Liabilities                   3,923               3,258
  Taxes, Other than Federal and
    Foreign Income                            1,201               1,546
                                           --------            --------

      Total Current Liabilities              25,720              23,683
                                           --------            --------

Long-Term Debt, less Current Maturities      12,208              14,190

Noncurrent Deferred Income Taxes              2,107               2,055

Noncurrent Pension Liability                  5,660               5,660

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,122               6,122

Other Long-Term Liabilities                   2,310               2,236

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 10,000,000; Issued
    and Outstanding Shares 3,247,404
    and 3,222,461                             3,247               3,222
  Additional Paid-In Capital                 23,097              22,558
  Equity Translation Adjustment               1,397               1,193
  Retained Earnings                           3,186                 918
                                           --------            --------

      Total Shareholders' Equity             30,927              27,891
                                           --------            --------

      Total Liabilities and
        Shareholders' Equity               $ 85,054            $ 81,837
                                           ========            ========

The accompanying notes are an integral part of the consolidated financial statements.


                      ROGERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                     Three Months Ended:
                                                                   -----------------------
                                                                   April 3,       April 4,
                                                                     1994           1993
                                                                   -----------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                                     $      2,269   $      1,641
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                     1,710          2,519
      Equity in Undistributed (Income) Loss of Unconsolidated
        Joint Ventures - Net                                              197           (104)
      Loss on Disposition of Property, Plant and Equipment                (16)            (1)
      Other - Net                                                         129             62
      Changes in Operating Assets and Liabilities Excluding
        Effects of Disposition of Assets:
          Accounts Receivable                                          (3,563)        (2,656)
          Accounts Receivable from Unconsolidated Joint Ventures         (274)           339
          Inventories                                                    (644)           762
          Prepaid Expenses                                                (86)            41
          Accounts Payable and Accrued Expenses                         1,731          2,485
                                                                 ------------   ------------

            Net Cash Provided by Operating Activities                   1,453          5,088

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                                     (968)        (2,098)
Proceeds from Sale of Property, Plant and Equipment                        37             65
                                                                 ------------   ------------

            Net Cash Used in Investing Activities                        (931)        (2,033)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                            1,250          1,956
Repayments of Debt Principal                                           (3,637)        (2,512)
Net Increase in Borrowings (Repayments) of Revolving
  Lines of Credit                                                       1,000         (2,740)
Proceeds from Sale of Capital Stock                                       564            202
                                                                 ------------   ------------

            Net Cash Used in Financing Activities                        (823)        (3,094)

Effect of Exchange Rate Changes on Cash                                    13            284
                                                                 ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (288)           245

Cash and Cash Equivalents at Beginning of Year                          4,533          5,356
                                                                 ------------   ------------

Cash and Cash Equivalents at End of Quarter                      $      4,245   $      5,601
                                                                 ============   ============



The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                          SUPPLEMENTARY NOTES


A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 1994.

B. Sales in 1994 include flexible circuit material sales to ADFlex Solutions, Inc., the Company that purchased Rogers' Flexible
   Interconnections in June 1993.

C. In February 1994 the Company concluded an agreement to sell its U.S. power distribution business to Methode Electronics, Inc., a manufacturer of bus bar products based in Chicago, Illinois. In addition to an initial cash payment, the Company will receive royalties on sales for five years. Methode will integrate this business into its own facilities, and the Company will sell separately the production equipment and the building in Mesa, Arizona.

D. Net Assets Held for Sale consists primarily of the land and building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division and the land, building and equipment in Mesa, Arizona, related to the divested Power Distribution Division. The difference between Net Assets Held for Sale at year-end 1993 and at April 3, 1994 is due to a reclassification of machinery and equipment related to the sale of the U.S. power distribution business.

E. At April 4, 1993, the Company fully utilized its $3.0 million revolving credit arrangement with a domestic bank. The Company subsequently terminated this arrangement in 1993 and entered into a revolving credit arrangement with Fleet Bank, N.A. which is currently a $15.0 million facility. At April 3, 1994, $2.3 million was outstanding under the revolving credit arrangement. Of this amount, $1.0 million was considered short-term.

F. Interest paid to lenders during the first three months of 1994 and 1993 was approximately $300,000 and $800,000, respectively.

G. Income taxes paid (refunded) were $36,000 and $(68,000) in the first three months of 1994 and 1993, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS


Net income and earnings per share in the first quarter were $2,269,000 and 67 cents respectively, compared with $1,641,000 and 53 cents for the same period a year ago. Before-tax profits of $2,363,000 were up 42% from the first quarter last year. The assumed tax rate for 1994 is slightly above the rate in the first quarter of 1993, but the tax provision will again be quite small this year.

The Power Distribution Division, which the Company is currently in the process of divesting, was restructured in 1993, and its impact on earnings was more favorable in the first quarter of 1994 than in the first three months of last year. Higher profits in the first quarter also came from lower expenses and interest costs, as well as generally improved operations.

In the first quarter, sales were up 17% from last year's fourth quarter but, on a comparable basis, volume was about the same as in the first three months of 1993. The gains in sales of PORON (R) materials, flexible circuit materials and moldable composites were largely offset by declines in sales of microwave materials and circuits, mainly for military applications. Sales rose from the last quarter of 1993 in almost every area of the Company' business.
Polymer Products sales increased 8% in the first three months of 1994, compared to the same period of 1993. In the Poron Materials Division, the new production line, which more than doubles capacity, was brought on line successfully, and the division is producing and shipping record amounts of materials. Sales effort for these products is continuing to be intensified, especially in foreign markets.

Benefitting from increased automotive production and a rising share of the motor commutator market, first quarter 1994 sales of moldable composite materials were the highest in the past five years. Faster cure materials were introduced in the first quarter and offer a 10% to 20% reduction in molding cycle times for customers.

Electronic Products sales decreased 1% from the comparable three-month period of 1993. The Company is continuing to replace military microwave circuit and circuit materials applications with commercial business.
New products, including the RO3003 (TM) high frequency circuit material recently introduced in Europe and in the U.S., should help to make this conversion successful. Also, TMM (R) high frequency circuit laminate material has achieved recent new adoptions as an antenna substrate for global positioning systems, for cellular telephones, and for the next generation of pocket pagers. In addition, flexible circuit materials enjoyed higher sales for both computer and integrated circuit packaging applications.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Continuing growth at Durel Corporation, the Company's 50% owned joint venture with 3M, will necessitate further facilities expansion in 1994. This will be the first year of substantial sales of DUREL (R) electroluminescent lamps to the automotive market.

Manufacturing profit as a percentage of sales in the first three months of 1994 was 28%, compared to 29% during the same period in 1993. This slight decline primarily reflects the lower sales of microwave materials and circuits for military applications and some higher costs related to added capacity.

Selling and administrative expenses for the first three months of 1994 decreased slightly as a percentage of sales from the previous year reflecting the impact of continuing expense reduction efforts. Research and development expenditures also decreased slightly from 1993, and were approximately 5% of sales in both years. The Company is continuing concentration on spending for materials-related projects.

Net interest expense decreased 51% from the same three-month period of 1993, due primarily to a reduction in total borrowings. Total debt outstanding at April 4, 1993 was $32.1 million compared to $15.9 million at April 3, 1994, a decrease of $16.2 million. Unless interest rates increase substantially, management expects 1994 interest expense will continue to decline.

Net cash provided from operating activities in the first three months of 1994 was $1.5 million, compared to $5.1 million during the first three months of 1993. This year-to-year decrease was mainly attributable to increased levels of accounts receivable and inventories, and decreased levels of accounts payable and accrued expenses.

The Company may borrow up to a maximum of $15 million under a revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be repaid in full on April 14, 1996. Repayments on the revolving credit facility are necessary to the extent the Company's collateral decreases to a level which does not support borrowings under the facility, although this is not likely. Borrowings under the revolving credit facility are secured by virtually all of the Company's domestic assets other than real properties and intellectual property.

Capital expenditures in the first three months of 1994 and 1993 were $1.0 million and $2.1 million, respectively. For 1994, capital spending is expected to be about the same as in 1993, and will focus on new process equipment, capacity expansions, cost reductions and quality improvements. It is anticipated that this spending will be financed with internally generated funds.

PART II - OTHER INFORMATION


Item 6.    Reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three months ended April 3, 1994.




                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROGERS CORPORATION
                                  (Registrant)






                                  By s/DONALD F. O'LEARY
                                  Donald F. O'Leary
                                  Authorized Officer
                                  Assistant Controller



Dated:  May 6, 1994