Form 10-K/A
period 1994-01-02
ROGERS CORP
filed 1994-06-29
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D. C. 20549


                                        FORM 10-K/A

                                        AMENDMENT 1


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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant (1) has filed all reports required to befiled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes       X        No

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

                                 FORM 10-K--ITEM

                                  EXHIBIT INDEX

                   ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

The following exhibits to the consolidated financial statements of Rogers Corporation and subsidiaries are included in Item 14(c):
                                                                        Page
                                                                      ---------
Exhibit  3a -  Restated Articles of Organization filed with the
               Secretary of the Commonwealth of Massachusetts on
               April 6, 1966. (Exhibit 3a)                               <F6>
Exhibit  3b -  Articles of Amendment filed with the Secretary of the
               Commonwealth of Massachusetts on August 10, 1966.
               (Exhibit 3b)                                              <F6>
Exhibit  3c -  Articles of Merger of Parent and Subsidiary Corporations
               filed with the Secretary of the Commonwealth of
               Massachusetts on December 31, 1975. (Exhibit 3c)          <F6>
Exhibit  3d -  Articles of Amendment filed with the Secretary of the
               Commonwealth of Massachusetts on March 29, 1979.
               (Exhibit 3d)                                              <F6>
Exhibit  3e -  Articles of Amendment filed with the Secretary of the
               Commonwealth of Massachusetts on March 29, 1979.
               (Exhibit 3e)                                              <F6>
Exhibit  3f -  Articles of Amendment filed with the Secretary of the
               Commonwealth of Massachusetts on April 2, 1982.
               (Exhibit 3f)                                              <F6>
Exhibit  3g -  Articles of Merger of Parent and Subsidiary Corporations
               filed with the Secretary of the Commonwealth of
               Massachusetts on December 31, 1984. (Exhibit 3g)          <F6>
Exhibit  3h -  Articles of Amendment filed with the Secretary of the
               Commonwealth of Massachusetts on March 31, 1988.
               (Exhibit 3h)                                              <F6>
Exhibit  3i -  By-Laws of the Company as amended on March 28, 1991 and
               September 10, 1991.                                       <F8>
Exhibit  4a -  Long-Term Debt Instruments - includes Agreement to furnish to the Securities and Exchange Commission a
               copy of any instrument defining the rights of holders
               of long-term debt of the Company and all of its
               subsidiaries.                                             F-7
Exhibit  4b -  Shareholders' Rights Plan adopted on March 20, 1987.
               (Exhibit 4b)                                              <F3>
Exhibit 10a -  Rogers Corporation Incentive Stock Option Plan (1979,
               as amended July 9, 1987). (Exhibit 10c)                   <F4>
Exhibit 10b -  Description of the Company's Life Insurance Program.
               (Exhibit K)                                               <F1>
Exhibit 10c -  Rogers Corporation Annual Incentive Compensation Plan
               (1988, as amended February 24, 1994).                     F-11
Exhibit 10d -  Rogers Corporation Stock Option Plan (1988, as
               amended December 17, 1988). (Exhibit 10d)                 <F5>
Exhibit 10e -  Rogers Corporation Stock Option Plan (1990).
               (Exhibit 10e)                                             <F7>
Exhibit 10f -  Rogers Corporation Deferred Compensation Plan (1983).
               (Exhibit O)                                               <F2>
Exhibit 10g -  Rogers Corporation Deferred Compensation Plan (1986).
               (Exhibit 10e)                                             <F4>
Exhibit 11  -  Statement Re:  Computation of Per Share Earnings.         F-8
Exhibit 13  -  Rogers Corporation 1993 Annual Report to Shareholders     F-18
Exhibit 22  -  Subsidiaries of the Registrant.                           F-9
Exhibit 23  -  Consent of Independent Auditors.                          F-10
Exhibit 29a -  Rogers Inoac Corporation Audited Financial Statements.    F-62
Exhibit 29b -  Smartflex Systems 1992 and 1991 Financial Statements.     <F9>
Exhibit 29c -  Rogers Corporation Form 11-K (RESIP I)                    F-77
Exhibit 29d -  Rogers Corporation Form 11-K (RESIP II)                   F-93
Exhibit 29e -  Rogers Corporation Form 11-K (RESIP III)                  F-110

[FN]

<F1>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended December 28, 1980 (File No. 1-4347).
<F2>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended January 1, 1984 (File No. 1-4347).
<F3>Incorporated by reference to Report on Form 8-K dated March 20, 1987
    (File No. 1-4347).
<F4>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended January 3, 1988 (File No. 1-4347).
<F5>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (File No. 1-4347).
<F6>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-4347).
<F7>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended December 30, 1990 (File No. 1-4347).
<F8>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-4347).
<F9>Incorporated by reference to the indicated Exhibit to the Registrant's
    Annual Report on Form 10-K for the fiscal year ended January 3, 1993 (File No. 1-4347).

                                Exhibit 28c


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 11-K
                               ANNUAL REPORT


                     Pursuant to Section 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1993


               ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I
                         (Full title of the plan)


                            ROGERS CORPORATION
       (Name of issuer of the securities held pursuant to the plan)


                           One Technology Drive
                         Rogers, Connecticut 06263
                 (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

December 31, 1993



Report of Ernst & Young, Independent Auditors.............................1
Statements of Net Assets Available for Plan Benefits......................2
Statements of Changes in Net Assets Available for Plan Benefits...........4
Notes to Financial Statements.............................................6
Schedule of Assets Held for Investment Purposes..........................11
Schedule of Reportable Transactions......................................12
Consent of Independent Auditors..........................................14

               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Rogers Employee Savings and
  Investment Plan Committee
Rogers Employee Savings
  and Investment Plan I
Rogers Corporation


We have audited the accompanying statements of net assets available for plan benefits of Rogers Employee Savings and Investment Plan I as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 financial statements taken as a whole.


Providence, Rhode Island
June 23, 1994

                                                      ERNST & YOUNG


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

                                               December 31, 1993
                               -----------------------------------------------------------
                                              Fixed       Rogers
                                 Equity      Income       Stock      Loan      Combined
                                  Fund        Fund        Fund       Fund       Funds
                               ----------- ----------- ----------- --------- ------------
ASSETS

Investments--Note C:
  Capital stock of
    Rogers Corporation                                 $1,398,236             $1,398,236
  Fidelity Equity-Income Fund  $4,189,987                                      4,189,987
  Shawmut Bank Prime Money
    Market Fund                     3,382  $    8,047         832                 12,261
  New York Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               2,012,260                          2,012,260
  Prudential Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               4,160,151                          4,160,151
  Principal Mutual Life
    Insurance Company Group
    Annuity Contract with
    interest guarantee                      1,920,287                          1,920,287
                               ----------- ----------- -----------           ------------

           Total investments    4,193,369   8,100,745   1,399,068             13,693,182

Accounts receivable--loans
  to participants                                                  $553,288      553,288
Accrued income                                 25,393          14                 25,407

                               ----------- ----------- ----------- --------- ------------

                TOTAL ASSETS    4,193,369   8,126,138   1,399,082   553,288   14,271,877

LIABILITIES

Withdrawals payable to
  participants                    102,769      61,793       3,126                167,688
                               ----------- ----------- ----------- --------- ------------

        NET ASSETS AVAILABLE
           FOR PLAN BENEFITS   $4,090,600  $8,064,345  $1,395,956  $553,288  $14,104,189
                               =========== =========== =========== ========= ============

See notes to financial statements.


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

                                               December 31, 1992
                               --------------------------------------------------------
                                              Fixed      Rogers
                                 Equity      Income      Stock     Loan      Combined
                                  Fund        Fund       Fund      Fund       Funds
                               ----------- ----------- --------- --------- ------------
ASSETS

Investments--Note C:
  Capital stock of
    Rogers Corporation                                 $769,076              $ 769,076
  Fidelity Equity-Income Fund  $2,840,692                                    2,840,692
  Shawmut Bank Prime Money
    Market Fund                     1,634  $3,427,473       364              3,429,471
  Provident National
    Assurance Company Group
    Annuity Contract with
    interest guarantee                      3,325,067                        3,325,067
  New York Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               2,532,169                        2,532,169
                               ----------- ----------- ---------           ------------

           Total investments    2,842,326   9,284,709   769,440             12,896,475

Accounts receivable--loans
  to participants                                                $685,576      685,576
Accrued income                                 35,967         1                 35,968
Contribution receivable                                   8,162                  8,162

                               ----------- ----------- --------- --------- ------------

                TOTAL ASSETS    2,842,326   9,320,676   777,603   685,576   13,626,181

LIABILITIES

Withdrawals payable to
  participants                      8,401     160,444     1,634                170,479
                               ----------- ----------- --------- --------- ------------

        NET ASSETS AVAILABLE
           FOR PLAN BENEFITS   $2,833,925  $9,160,232  $775,969  $685,576  $13,455,702
                               =========== =========== ========= ========= ============


See notes to financial statements.


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

                                          Year Ended December 31, 1993
                               -----------------------------------------------------------
                                              Fixed       Rogers
                                  Equity     Income       Stock      Loan      Combined
                                   Fund        Fund        Fund      Fund        Funds
                               ----------- ----------- ----------- --------- ------------
ADDITIONS

Investment income:
  Interest                     $      388  $  581,495               $40,903   $  622,786
  Dividends--other                131,246                                        131,246
  Capital gains                    14,413                                         14,413
                               ----------- -----------             --------- ------------

                                  146,047     581,495                40,903      768,445

Contributions:
   Employees                      541,359     727,895    $109,001              1,378,255
   Rogers Corporation              33,002      49,140       8,122                 90,264
                               ----------- ----------- -----------           ------------
                                  574,361     777,035     117,123              1,468,519

Interfund transfers               734,827    (674,864)    (61,920)    1,957

Interplan transfers                   245       9,330         688     4,465       14,728
                               ----------- ----------- ----------- --------- ------------
                                1,455,480     692,996      55,891    47,325    2,251,692

DEDUCTIONS

Withdrawals and forfeitures       716,175   1,788,883     171,500   179,613    2,856,171
                               ----------- ----------- ----------- --------- ------------

                                  739,305  (1,095,887)   (115,609) (132,288)    (604,479)
                               ----------- ----------- ----------- --------- ------------

Net realized and unrealized
  appreciation
  in fair value of invest-
  ments--Note C                   517,370                 735,596              1,252,966
                               ----------- ----------- ----------- --------- ------------

    NET INCREASES               1,256,675  (1,095,887)    619,987  (132,288)     648,487

       Net assets available
       for plan benefits at
          beginning of year     2,833,925   9,160,232     775,969   685,576   13,455,702
                               ----------- ----------- ----------- --------- ------------

        NET ASSETS AVAILABLE
        FOR PLAN BENEFITS AT
                 END OF YEAR   $4,090,600  $8,064,345  $1,395,956  $553,288  $14,104,189
                               =========== =========== =========== ========= ============


See notes to financial statements.
                                                -4-


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

                                          Year Ended December 31, 1992
                               --------------------------------------------------------
                                              Fixed      Rogers
                                  Equity     Income      Stock     Loan      Combined
                                   Fund        Fund       Fund     Fund        Funds
                               ----------- ----------- --------- --------- ------------
ADDITIONS

Investment income:
  Interest                     $      497  $  702,629             $53,689   $  756,815
  Dividends on capital
    stock of Rogers
    Corporation                                         $ 1,374                  1,374
  Dividends--other                 90,203                                       90,203
                               ----------- ----------- --------- --------- ------------

                                   90,700     702,629     1,374    53,689      848,392

Contributions:
   Employees                      412,729     990,773   121,353              1,524,855
   Rogers Corporation              26,313      64,600     8,265                 99,178
                               ----------- ----------- ---------           ------------
                                  439,042   1,055,373   129,618              1,624,033

Interfund transfers               524,441    (595,216)   92,528   (21,753)
                               ----------- ----------- --------- --------- ------------
                                1,054,183   1,162,786   223,520    31,936    2,472,425

DEDUCTIONS

Withdrawals and forfeitures       207,151   1,001,826    93,721    89,152    1,391,850
                               ----------- ----------- --------- --------- ------------

                                  847,032     160,960   129,799   (57,216)   1,080,575
                               ----------- ----------- --------- --------- ------------

Net realized and unrealized
  appreciation
  in fair value of invest-
  ments--Note C                   218,650               (92,008)               126,642
                               ----------- ----------- --------- --------- ------------

    NET INCREASES               1,065,682     160,960    37,791   (57,216)   1,207,217

       Net assets available
       for plan benefits at
          beginning of year     1,768,243   8,999,272   738,178   742,792   12,248,485
                               ----------- ----------- --------- --------- ------------

        NET ASSETS AVAILABLE
        FOR PLAN BENEFITS AT
                 END OF YEAR   $2,833,925  $9,160,232  $775,969  $685,576  $13,455,702
                               =========== =========== ========= ========= ============


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

December 31, 1993


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

The accounts of the Plan are reported on the accrual basis.

Valuation of Investments: Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. The investments in the Fidelity Equity-Income Fund and the Shawmut Bank Prime Money Market Fund are valued at the year-end market value of each participation unit held, which is based upon the market value of the underlying assets in each fund.

The investments in the group annuity contracts, which consist primarily of guaranteed investment contracts, are valued at contract value as estimated by the insurance companies. Contract value represents contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses.

Interplan transfers represent amounts received from Rogers Employee Savings and Investment Plan II (RESIP II) due to certain hourly employees becoming salaried employees.

All costs and expenses incurred in connection with the operation of the Plan have been borne by Rogers Corporation (the Company).

Shawmut Bank is the trustee of the Plan.

NOTE B--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan I (RESIP) is a contributory defined contribution plan covering all salaried employees of the Company employed in the United States or of United States citizenship who have completed at least one year of continuous service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $8,994 ($8,728 in 1992), 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing. Contributions are allocated in multiples of 10% to any combination of three available investment options:

  A. Equity Fund, which is primarily invested in a mutual fund.

  B. Fixed Income Fund, which is primarily invested in group annuity contracts consisting of guaranteed investments contract with various insurance companies.

  C. Rogers Stock Fund, which is primarily invested in the capital stock of Rogers Corporation.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I


NOTE B--DESCRIPTION OF THE PLAN--CONTINUED

The Company may contribute any factor from 0% to 50% of each participant's contribution up to the first 4% of each participant's annual compensation. The factor the Company contributed was 12.5% in 1993 and 1992.

The Plan also contains provisions for a Loan Fund under which participants can borrow, within certain constraints, from their Plan account balance. All loans require approval by the RESIP Committee. Loans made in 1993 and 1992 amounted to $373,558 and $398,269, respectively. Payroll deductions are required to repay the loans generally over a period of one to five years, as elected by the participant, with interest at a rate determined by the RESIP Committee.

Each participant's account reflects the individual's contribution, the Company's contribution and an allocation of Plan earnings. Total earnings by fund are allocated quarterly to individual accounts based on a ratio, the numerator of which is a participant's beginning fund balance less the participant's withdrawals plus 1/3 of the participant's contributions (employee's and employer's) and the participant's loan repayments to the fund for that quarter and the denominator of which is the sum of all participants' beginning fund balances less all withdrawals plus 1/3 of all participants' contributions (employees' and employer's) and all participants' loan repayments to that fund for that quarter.

Participants are immediately 100% vested in their contributions and to the extent a participant is not eligible for retirement he or she is vested as to the Company's contributions at 25% after two years of continuous service, increased by 25% for each additional year of continuous service. Upon early retirement, normal retirement, total disability, as defined by the Plan, or death, a participant is 100% vested as to the Company's contributions. Any participant who is terminated and not reemployed with the Company within one year of termination forfeits his or her interest in the nonvested portion of the Company contribution. If reemployed within one year, the participant will recover his or her rights in this nonvested portion.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I


NOTE B--DESCRIPTION OF THE PLAN--CONTINUED

A participant's tax-deferred contributions cannot be withdrawn prior to age 59-1/2 except for an immediate financial hardship, as defined by the Plan.
A participant may borrow against vested balances, subject to Plan limitations. Company contributions can be drawn upon after five years in the Plan and a participant can withdraw funds for any reason upon reaching age 59-1/2. Upon early retirement, normal retirement, total disability, as defined by the Plan, death, or any other termination of employment, a participant may receive the value of the vested portion of his or her total account as of the next quarterly valuation date offset by any outstanding Plan loans.

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants would become 100% vested in their accounts.


NOTE C--INVESTMENTS

During 1993 and 1992 the Plan's investments (including investments bought, sold, as well as held during the year) appreciated in fair value by $1,252,966 and $126,642, as follows:

                                            Net
                                        Appreciation
                                       (Depreciation)     Fair Value
                                       in Fair Value        at End
                                        During Year         of Year
                                       --------------     ----------
YEAR ENDED DECEMBER 31, 1993
  Equity Fund:
    Fidelity Equity-Income Fund          $  517,370       $4,189,987

  Rogers Stock Fund:
    Rogers Corporation capital stock        735,596        1,398,236
                                         ----------
                                         $1,252,966
                                         ==========

YEAR ENDED DECEMBER 31, 1992
  Equity Fund:
    Fidelity Equity-Income Fund          $  218,650       $2,840,692

  Rogers Stock Fund:
    Rogers Corporation capital stock        (92,008)         769,076
                                         ----------
                                         $  126,642
                                         ==========

The group annuity contracts mature at various dates subsequent to December 31, 1993. These contracts may be subject to certain penalties if discontinued prior to their maturity date.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

The individual investments that represent 5% or more of the Plan's net assets are as follows:
                                                    December 31
                                               1993            1992
                                           ----------------------------
Insurance Contracts at contract value:
  Provident National Assurance Company
    Group Annuity Contract #027046 2702A,
    8.50%, due December 31, 1993                             $3,325,067

  New York Life Insurance Company Group
    Annuity Contract #GA06430, 6.30%, due
    January 2, 1995                         $2,012,260        2,532,169

  Prudential Insurance Company Group
    Annuity Contract #GA 7544-211, 5.630%,
    due January 2, 1996                      4,160,151

  Principal Mutual Life Insurance Company
    Group Annuity Contract #4-10396,
    4.820%, due December 31, 1996            1,920,287

Investments at fair value:
  Fidelity Equity-Income Fund
    (123,817.012 units and 97,920.777
    units)                                   4,189,987        2,840,692

  Rogers Corporation capital stock
    (53,521 and 54,934 shares)               1,398,236          769,076

  Shawmut Bank Prime Money Market Fund
    ($3,429,471 face amount)                                  3,429,471


The cost of investments is as follows:
                                                    December 31
                                               1993            1992
                                           ----------------------------
  Provident National Assurance Company
    Group Annuity Contracts with
    interest guarantees                                     $ 3,325,067
  New York Life Insurance Company Group
    Annuity Contract with interest
    guarantee                               $ 2,012,260       2,532,169
  Prudential Life Insurance Company
    Group Annuity Contract with
    interest guarantee                        4,160,151
  Principal Mutual Life Insurance
    Company Group Annuity Contract
    with interest guarantee                   1,920,287
  Fidelity Equity-Income Fund                 3,536,314       2,625,504
  Rogers Corporation capital stock            1,051,174       1,132,638
  Shawmut Bank Prime Money Market Fund           12,261       3,429,471
                                            -----------     -----------
                                            $12,692,447     $13,044,849
                                            ===========     ===========

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I

NOTE D--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 1993 and 1992, the Plan entered into the following transactions with parties-in-interest:

                                                December 31
                                         1993                   1992
                               ----------------------  ----------------------
                                  Units/                 Units/
                                  Shares     Amount      Shares     Amount
                               ----------------------------------------------
  Shawmut Bank Prime Money
    Market Fund:
      Purchases of face amount  5,088,317  $5,088,317  6,175,949  $6,175,949
      Sales of face amount      8,505,527   8,505,527  4,788,258   4,788,258
      Investment income                         2,611                  2,076
  Rogers Corporation:
    Purchases of capital stock     12,788     195,910     13,644     209,952
    Distributions of capital
      stock to participants            42         863      3,106      65,929
    Sales of capital stock         14,159     276,511        753      16,109
    Dividend income                                                    1,374



NOTE E--PLAN AMENDMENT

During 1993, the Plan Sponsor disposed of its Flexible Interconnections Division (the Division). Prior to this disposition, the Plan was amended to provide participants who ceased participation in the Plan as a result of the disposition to become 100% vested in their Company match as of the date of the disposition of the Division. Also as a result of this disposition, $1,497,000 was transferred from the Plan to a trust sponsored by the company that acquired the Division.


NOTE F--INCOME TAX STATUS

The Internal Revenue Service has ruled that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The RESIP Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

                         ASSETS HELD FOR INVESTMENT PURPOSES
                    ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I
                               December 31, 1993

                            Description of Invest-
                            ment Including Maturity
   Identity of Issue        Date, Rate of Interest,                 Current
      or Borrower            Par or Maturity Value      Cost         Value
- - --------------------------  -----------------------  -----------  -----------
Equity Fund
- - -----------------
  Fidelity Equity-Income    123,817.012 units of
    Fund                      participation         $ 3,536,314  $ 4,189,987

  Shawmut Bank Prime
    Money Market Fund<F1>   $3,382 face amount            3,382        3,382
                                                    -----------  -----------
                                                      3,539,696    4,193,369
Fixed Income Fund
- - -----------------
  Group Annuity Contracts
    with interest
    guarantees:
      New York Life         New York Life Insurance
        Insurance Company   Company Contract
                            #GA06430, 6.30%, due
                            January 2, 1995           2,012,260    2,012,260

      Prudential Life       Prudential Life Insurance
        Insurance Company   Company Contract
                            #GA 7544-211, 5.630%, due
                            January 2, 1996           4,160,151    4,160,151

      Principal Mutual      Principal Mutual Life
        Life Insurance      Insurance Company Contract
        Company             #4-10396, 4.820%, due
                            December 31, 1996         1,920,287    1,920,287
                                                    -----------  -----------
                                                      8,092,698    8,092,698

  Shawmut Bank Prime
    Money Market Fund<F1>   $8,047 face amount            8,047        8,047
                                                    -----------  -----------
                                                      8,100,745    8,100,745

Rogers Stock Fund
- - -----------------
  Capital Stock:
    Rogers Corporation<F1>  53,521 shares             1,051,174    1,398,236

  Shawmut Bank Prime
    Money Market Fund<F1>   $832 face amount                832          832
                                                     ----------   ----------
                                                      1,052,006    1,399,068
Loan Fund
- - -----------------
  Participant loans         Participant loans,
                            interest from 6.5%
                            to 12.0%                    553,288      553,288
                                                    -----------  -----------

                                                    $13,245,735  $14,246,470
                                                    ===========  ===========
[FN]

<F1>Indicates party-in-interest to the Plan.


                                     SCHEDULE OF REPORTABLE TRANSACTIONS
                                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I
                                        Year Ended December 31, 1993


                                                                                                       Current Value
                                                                                                        of Asset on
        Identity of                                                    Purchase    Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets             Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ----------- ---------- ---------- ---------- -------
Category (i)--A single transaction in excess of 5% of plan assets
- - -----------------------------------------------------------------
Shawmut Bank<F1>              Shawmut Bank Prime Money Market
                                Fund:
                                $891,043 face amount                  $   891,043            $  891,043 $  891,043
                                $891,043 face amount                              $  891,043    891,043    891,043
                                $3,419,882 face amount                             3,419,882  3,419,882  3,419,882


Provident National Assurance
  Company                     Provident National Assurance Company
                              Contract #027046 2702A, 8.50%, due
                              December 31, 1993
                                $2,804,548 face amount                             2,804,548  2,804,548  2,804,548

New York Life Insurance
  Company                     Prudential Life Insurance Company
                              Contract #GA7544-221, 5.630%, due
                              January 2, 1996
                                $884,261 face amount                      884,261               884,261    884,261
                                $3,419,882 face amount                  3,419,882             3,419,882  3,419,882

Principal Mutual Life
  Insurance Company           Principal Mutual Life Insurance Company
                              Contract #GA 4-10396, 4.820%, due
                              December 31, 1996
                                $1,920,287 face amount                  1,920,287             1,920,287  1,920,287

Category (iii)--A series of securities transactions in excess of 5% of plan assets
- - ------------------------------------------------------------------------------------

Shawmut Bank<F1>              Shawmut Bank Prime Money Market
                                Fund:
                                Purchased $5,088,317 face amount in
                                  138 transactions                    $ 5,088,317            $5,088,317 $5,088,317
                                Sold $8,505,527 face amount in
                                  111 transactions                                $8,505,527  8,505,527  8,505,527

New York Life Insurance
  Company                     New York Life Insurance Company
                              Contract #GA06430, 6.30%, due
                              January 2, 1995
                                Purchased $142,075 face amount
                                  in 12 transactions                     142,075                142,075    142,075
                                Sold $661,984 face amount
                                  in 8 transactions                                  661,984    661,984    661,984

<F1> Indicates party-in-interest to the Plan.



                                     SCHEDULE OF REPORTABLE TRANSACTIONS
                                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN I
                                        Year Ended December 31, 1993


                                                                                                       Current Value
                                                                                                        of Asset on
        Identity of                                                    Purchase    Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets             Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ----------- ---------- ---------- ---------- -------
Category (iii)--A series of securities transactions in excess of 5% of plan assets continued:
- - ----------------------------------------------------------------------------------------------

Provident National Assurance
  Company                     Provident National Assurance Company
                              Contract #027046 2702A, 8.50%, due
                              December 31, 1993
                                Purchased $278,867 face amount
                                  in 13 transactions                     278,867               278,867    278,867
                                Sold $3,603,934 face amount
                                  in 8 transactions                               3,603,934  3,603,934  3,603,934

Prudential Life Insurance
  Company                     Prudential Life Insurance Company
                              Contract #GA7544-221, 5.630%, due
                              January 2, 1996
                                Purchased $5,037,008 face amount
                                  in 22 transactions                   5,037,008             5,037,008  5,037,008
                                Sold $876,857 face amount
                                  in 7 transactions                                 876,857    876,857    876,857

Fidelity Equity-Income Fund   Fidelity Equity-Income Fund
                                Purchased 41,215.415 units in 16
                                  transactions                       $ 1,334,642            $1,334,642 $1,334,642
                                Sold 15,319.180 units in 3
                                  transactions                                   $  502,728    423,821    502,728 $78,907


There were no category (ii) or (iv) reportable transactions during 1993.



                      CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-26177, 33-38219, 33-14347, 33-44087
and 33-53353) pertaining to employee benefit plans of Rogers Corporation and in Registration Statement (Form S-3 No. 33-53369) pertaining to warrants of Rogers Corporation of our report dated June 23, 1994, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan I included in this Annual Report (Form 11-K) for the year ended December 31, 1993.




Providence, Rhode Island
June 23, 1994

                                                       ERNST & YOUNG

                                Exhibit 28d


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 11-K
                               ANNUAL REPORT

                     Pursuant to Section 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1993


              ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II
                         (Full title of the plan)

                            ROGERS CORPORATION
       (Name of issuer of the securities held pursuant to the plan)


                           One Technology Drive
                         Rogers, Connecticut 06263
                 (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II

December 31, 1993


Report of Ernst & Young, Independent Auditors.............................1
Statements of Net Assets Available for Plan Benefits......................2
Statements of Changes in Net Assets Available for Plan Benefits...........4
Notes to Financial Statements.............................................6
Schedule of Assets Held for Investment Purposes..........................11
Schedule of Reportable Transactions......................................12
Consent of Independent Auditors..........................................15

               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Rogers Employee Savings and
  Investment Plan II Committee
Rogers Employee Savings
  and Investment Plan II
Rogers Corporation


We have audited the accompanying statements of net assets available for plan benefits of Rogers Employee Savings and Investment Plan II as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 financial statements taken as a whole.


Providence, Rhode Island
June 23, 1994

                                                       ERNST & YOUNG


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II


                                             December 31, 1993
                             --------------------------------------------------------
                                            Fixed      Rogers
                               Equity      Income      Stock     Loan     Combined
                                Fund        Fund       Fund      Fund       Funds
                             ----------- ----------- --------- --------- -----------
ASSETS

Investments--Note C:
  Capital stock of
    Rogers Corporation                                $21,945             $ 21,945
  Fidelity Equity-Income Fund  $177,379                                    177,379
  Shawmut Bank Prime Money
    Market Fund                     689    $  3,690       474                4,853
  New York Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               166,306                        166,306
  Prudential Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               206,979                        206,979
  Principal Mutual Life
    Insurance Company Group
    Annuity Contract with
    interest guarantee                      152,148                        152,148
                             ----------- ----------- ---------           -----------

           Total investments    178,068     529,123    22,419              729,610

Accounts receivable--loans
  to participants                                              $117,596    117,596
Accrued income                                1,474         1                1,475
Contribution receivable                                                          0

                             ----------- ----------- --------- --------- -----------

                TOTAL ASSETS    178,068     530,597    22,420   117,596    848,681

LIABILITIES

Withdrawals payable to
  participants                    3,465      11,302                         14,767
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
           FOR PLAN BENEFITS   $174,603    $519,295   $22,420  $117,596   $833,914
                             =========== =========== ========= ========= ===========


See notes to financial statements.


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II

                                             December 31, 1992
                             -------------------------------------------------------
                                            Fixed      Rogers
                               Equity      Income      Stock     Loan     Combined
                                Fund        Fund       Fund      Fund       Funds
                             ----------- ----------- --------- --------- -----------
ASSETS

Investments--Note C:
  Capital stock of
    Rogers Corporation                                $23,884             $  23,884
  Fidelity Equity-Income Fund  $243,407                                     243,407
  Shawmut Bank Prime Money
    Market Fund                     616  $  328,605       381               329,602
  Provident National
    Assurance Company Group
    Annuity Contract with
    interest guarantee                      779,648                         779,648
  New York Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               621,912                         621,912
                             ----------- ----------- ---------           -----------

           Total investments    244,023   1,730,165    24,265             1,998,453

Accounts receivable--loans
  to participants                                              $292,550     292,550
Accrued income                                              1                     1
Contribution receivable                       8,427     1,022                 9,449

                             ----------- ----------- --------- --------- -----------

                TOTAL ASSETS    244,023   1,738,592    25,288   292,550   2,300,453

LIABILITIES

Withdrawals payable to
  participants                   11,010     129,844     1,975               142,829
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
           FOR PLAN BENEFITS   $233,013  $1,608,748   $23,313  $292,550  $2,157,624
                             =========== =========== ========= ========= ===========


See notes to financial statements.


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II

                                        Year Ended December 31, 1993
                             --------------------------------------------------------
                                            Fixed      Rogers
                                Equity     Income      Stock     Loan      Combined
                                 Fund        Fund       Fund     Fund       Funds
                             ----------- ----------- --------- --------- -----------
ADDITIONS

Investment income:
  Interest                     $     73  $   83,892             $ 12,012  $   95,977
  Dividends--other                7,954                                        7,954
  Capital gains                     602                                          602
                             ----------- -----------           --------- -----------

                                  8,629      83,892               12,012     104,533

Contributions:
   Employees                     46,122     143,502   $ 5,021                194,645
   Rogers Corporation             3,566      11,655       448                 15,669
                             ----------- ----------- ---------           -----------
                                 49,688     155,157     5,469                210,314

Interfund transfers              48,258     (81,160)     (980)    33,882
                             ----------- ----------- --------- --------- -----------

                                106,575     157,889     4,489     45,894     314,847
DEDUCTIONS

Withdrawals and forfeitures     203,374   1,238,012    18,255    216,383   1,676,024
Interplan transfers                 245       9,330       688      4,465      14,728
                             ----------- ----------- --------- --------- -----------

                                203,619   1,247,342    18,943    220,848   1,690,752
                             ----------- ----------- --------- --------- -----------

                                (97,044) (1,089,453)  (14,454)  (174,954) (1,375,905)
Net realized and unrealized
  appreciation
  in fair value of invest-
  ments--Note C                  38,634                13,561                 52,195
                             ----------- ----------- --------- --------- -----------

    NET INCREASES               (58,410) (1,089,453)     (893)  (174,954) (1,323,710)

       Net assets available
       for plan benefits at
          beginning of year     233,013   1,608,748    23,313    292,550   2,157,624
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
        FOR PLAN BENEFITS AT
                 END OF YEAR   $174,603  $  519,295   $22,420  $ 117,596  $  833,914
                             =========== =========== ========= ========= ===========

See notes to financial statements.
                                                     -4-


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II

                                        Year Ended December 31, 1992
                             -------------------------------------------------------
                                            Fixed      Rogers
                                Equity     Income      Stock     Loan      Combined
                                 Fund        Fund       Fund     Fund       Funds
                             ----------- ----------- --------- --------- -----------
ADDITIONS

Investment income:
  Interest                   $       43  $  127,645            $ 21,373  $  149,061
  Dividends on capital
    stock of Rogers
    Corporation                                       $    56                    56
  Dividends--other                7,713                                       7,713
                             ----------- ----------- --------- --------- -----------

                                  7,756     127,645        56    21,373     156,830

Contributions:
   Employees                     54,362     323,262     7,774               385,398
   Rogers Corporation             4,228      25,050       684                29,962
                             ----------- ----------- ---------           -----------
                                 58,590     348,312     8,458               415,360

Interfund transfers              30,481     (90,018)   (2,702)   62,239
                             ----------- ----------- --------- --------- -----------

                                 96,827     385,939     5,812    83,612     572,190
DEDUCTIONS

Withdrawals and forfeitures      34,897     447,933    10,179    62,543     555,552
                             ----------- ----------- --------- --------- -----------

                                 34,897     447,933    10,179    62,543     555,552
                             ----------- ----------- --------- --------- -----------

                                 61,930     (61,994)   (4,367)   21,069      16,638
Net realized and unrealized
  appreciation
  in fair value of invest-
  ments--Note C                  18,779                (2,792)               15,987
                             ----------- ----------- --------- --------- -----------

    NET INCREASES                80,709     (61,994)   (7,159)   21,069      32,625

       Net assets available
       for plan benefits at
          beginning of year     152,304   1,670,742    30,472   271,481   2,124,999
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
        FOR PLAN BENEFITS AT
                 END OF YEAR $  233,013  $1,608,748   $23,313  $292,550  $2,157,624
                             =========== =========== ========= ========= ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II

December 31, 1993


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

The accounts of the Plan are reported on the accrual basis.

Valuation of Investments: Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. The investments in the Fidelity Equity-Income Fund and the Shawmut Bank Prime Money Market Fund are valued at the year-end market value of each participation unit held, which is based upon the market value of the underlying assets in each fund.

The investments in the group annuity contracts, which consist primarily of guaranteed investment contracts, are valued at contract value as estimated by the insurance companies. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses.

Interplan transfers represent amounts transferred to Rogers Employee Savings and Investment Plan I (RESIP) due to certain hourly employees becoming salaried employees.

All costs and expenses incurred in connection with the operation of the Plan have been borne by Rogers Corporation (the Company).

Shawmut Bank is the trustee of the Plan.


NOTE B--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan II (RESIP II) is a contributory defined contribution plan covering all regular Arizona and California hourly employees of the Company of United States citizenship who have completed at least one year of continuous service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $8,994 ($8,728 in 1992), 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing. Contributions are allocated in multiples of 10% to any combination of three available investment options:

  A. Equity Fund, which is primarily invested in a mutual fund.

  B. Fixed Income Fund, which is primarily invested in group annuity contracts consisting of guaranteed investment contracts with various insurance companies.

  C. Rogers Stock Fund, which is primarily invested in the capital stock of Rogers Corporation.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II


NOTE B--DESCRIPTION OF THE PLAN--CONTINUED

The Company may contribute any factor from 0% to 50% of each participant's contribution up to the first 4% of each participant's annual compensation. The factor the Company contributed was 12.5% in 1993 and 1992.

The Plan also contains provisions for a Loan Fund under which participants can borrow, within certain constraints, from their Plan account balance. All loans require approval by the RESIP II Committee. Loans made in 1993 and 1992 amounted to $148,750 and $229,906, respectively. Payroll deductions are required to repay the loans over a period of one to five years, as elected by the participant, with interest at a rate determined by the RESIP II Committee.

Each participant's account reflects the individual's contribution, the Company's contribution and an allocation of Plan earnings. Total earnings by fund are allocated quarterly to individual accounts based on a ratio, the numerator of which is a participant's beginning fund balance less the participant's withdrawals plus 1/3 of the participant's contributions (employee's and employer's) and the participant's loan repayments to the fund for that quarter and the denominator of which is the sum of all participants' beginning fund balances less all withdrawals plus 1/3 of all participants' contributions (employees' and employer's) and all participants' loan repayments to that fund for that quarter.

Participants are immediately 100% vested in their contributions and to the extent a participant is not eligible for retirement he or she is vested as to the Company's contributions at 25% after two years of continuous service, increased by 25% for each additional year of continuous service. Upon early retirement, normal retirement, total disability, as defined by the Plan, or death, a participant is 100% vested as to the Company's contributions. Any participant who is terminated and not reemployed with the Company within one year of termination forfeits his or her interest in the nonvested portion of the Company contribution. If reemployed within one year, the participant will recover his or her rights in this nonvested portion.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II


NOTE B--DESCRIPTION OF THE PLAN--CONTINUED

A participant's tax-deferred contributions cannot be withdrawn prior to age 59-1/2 except for an immediate financial hardship, as defined by the Plan.
A participant may borrow against vested balances, subject to Plan limitations. Company contributions can be drawn upon after five years in the Plan and a participant can withdraw funds for any reason upon reaching age 59-1/2. Upon early retirement, normal retirement, total disability, as defined by the Plan, death, or any other termination of employment, a participant may receive the value of the vested portion of his or her total account as of the next quarterly valuation date offset by any outstanding Plan loans.

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants would become 100% vested in their accounts.


NOTE C--INVESTMENTS

During 1993 and 1992 the Plan's investments (including investments bought, sold, as well as held during the year) appreciated (depreciated) in fair value by $52,195 and $15,987, as follows:

                                            Net
                                        Appreciation
                                       (Depreciation)     Fair Value
                                       in Fair Value        at End
                                        During Year         of Year
                                    -----------------------------------

YEAR ENDED DECEMBER 31, 1993
  Equity Fund:
    Fidelity Equity-Income Fund          $38,634           $177,379
  Rogers Stock Fund:
    Rogers Corporation capital stock      13,561             21,945
                                         -------
                                         $52,195
                                         =======
YEAR ENDED DECEMBER 31, 1992
  Equity Fund:
    Fidelity Equity-Income Fund          $18,779           $243,407
  Rogers Stock Fund:
    Rogers Corporation capital stock      (2,792)            23,884
                                         -------
                                         $15,987
                                         =======


The group annuity contracts mature at various dates subsequent to December 31, 1993. These contracts may be subject to certain penalties if discontinued prior to their maturity date.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II

The individual investments that represent 5% or more of the Plan's net assets are as follows:
                                                    December 31
                                               1993            1992
                                            --------------------------

Insurance Contracts at contract value:
    Provident National Assurance Company
    Group Annuity Contract #027046 2702B,
    8.50%, due December 31, 1993                              $779,648

  New York Life Insurance Company Group
    Annuity Contract #GA06430, 6.30%,
    due January 2, 1995                       $166,306         621,912

  Prudential Life Insurance Company Group
    Annuity Contract #GA 7544-221, 5.630%,
    due January 2, 1996                        206,979

  Principal Mutual Life Insurance Company
    Group Annuity Contract #4-10396,
    4.820%, due December 31, 1996              152,148

Investments at fair value:
  Fidelity Equity-Income Fund
    (5,241.698 and 8,390.469
    units)                                     177,379         243,407

  Shawmut Bank Prime Money Market Fund
    ($329,602 face amount)                                     329,602


  The cost of investments is as follows:
                                                    December 31
                                               1993            1992
                                           -----------------------------
  Provident National Assurance Company
    Group Annuity Contracts with
    interest guarantees                                     $  779,648
  New York Life Insurance Company
    Group Annuity Contract with
    interest guarantee                        $166,306         621,912
  Prudential Life Insurance Company
    Group Annuity Contract with
    interest guarantee                         206,979
  Principal Mutual Life Insurance
    Company Group Annuity Contract
    with interest guarantee                    152,148
  Fidelity Equity-Income Fund                  146,815         220,274
  Rogers Corporation capital stock              17,557          35,862
  Shawmut Bank Prime Money Market Fund           4,853         329,602
                                              --------      ----------
                                              $694,658      $1,987,298
                                              ========      ==========

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II


NOTE D--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 1993 and 1992, the Plan entered into the following transactions with parties-in-interest:

                                                December 31
                                         1993                   1992
                                  ----------------------------------------
                                  Units/                 Units/
                                  Shares     Amount      Shares     Amount
                                  ----------------------------------------
  Shawmut Bank Prime Money
    Market Fund:
      Purchases of face amount  2,106,731  $2,106,731   1,024,012  $1,024,012
      Sales of face amount      2,431,480   2,431,480   1,134,797   1,134,797
      Investment income                           682                     506
  Rogers Corporation:
    Purchases of capital stock        286       5,233         270       4,186
    Distributions of capital
      stock to participants            67       1,245         156       3,286
    Sales of capital stock          1,091      22,293         226       4,836
    Dividend income                                                        56



NOTE E--PLAN AMENDMENT

During 1993, the Plan Sponsor disposed of its Flexible Interconnections Division (the Division). Prior to this disposition, the Plan was amended to provide participants who ceased participation in the Plan as a result of the disposition to become 100% vested in their Company match as of the date of the disposition of the Division. Also as a result of this disposition, $1,248,000 was transferred from the Plan to a trust sponsored by the company that acquired the Division.


NOTE F--INCOME TAX STATUS

The Internal Revenue Service has ruled that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The RESIP II Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

                         ASSETS HELD FOR INVESTMENT PURPOSES
                   ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II
                               December 31, 1993

                            Description of Invest-
                            ment Including Maturity
   Identity of Issue        Date, Rate of Interest,                 Current
      or Borrower            Par or Maturity Value     Cost         Value
- - --------------------------  ----------------------- -----------  -----------
Equity Fund:
  Fidelity Equity-Income    5,241.698 units of
    Fund                      participation         $   146,815  $   177,379

  Shawmut Bank Prime
    Money Market Fund<F1>   $689 face amount                689          689
                                                    -----------  -----------
                                                        147,504      178,068
Fixed Income Fund:
  Group Annuity Contracts
    with interest
    guarantees:

      New York Life         New York Life Insurance
        Insurance Company   Company Contract
                            #GA06430, 6.30%, due
                            January 2, 1995             166,306      166,306

      Prudential Life       Prudential Life Insurance
        Insurance Company   Company Contract
                            #GA 7544-221, 5.630%, due
                            January 2, 1996             206,979      206,979

      Principal Mutual      Principal Mutual Life
        Life Insurance      Insurance Company Contract
        Company             #4-10396, 4.820%, due
                            December 31, 1996           152,148      152,148
                                                    -----------  -----------
                                                        525,433      525,433

  Shawmut Bank Prime
    Money Market Fund<F1>   $3,690 face amount            3,690        3,690
                                                    -----------  -----------
                                                        529,123      529,123
Rogers Stock Fund:
  Capital Stock:
    Rogers Corporation<F1>  840 shares                   17,557       21,945

  Shawmut Bank Prime
    Money Market Fund<F1>   $474 face amount                474          474
                                                    -----------  -----------
                                                         18,031       22,419
Loan Fund
  Participant loans         Paricipant loans,
                            interest from 6.5%
                            to 12.0%                    117,596      117,596
                                                    -----------  -----------
                                                    $   812,254  $   847,206
                                                    ===========  ===========

[FN]

<F1>Indicates party-in-interest to the Plan.


                                         SCHEDULE OF REPORTABLE TRANSACTIONS
                                    ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II
                                             Year Ended December 31, 1993
                                                                                                      Current Value
                                                                                                       of Asset on
        Identity of                                                    Purchase   Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets            Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ---------- ---------- ---------- ---------- -------
Category (i)--A single transaction in excess of 5% of plan assets
- - -----------------------------------------------------------------
Shawmut Bank<F1>              Shawmut Bank Prime Money Market
                                Fund:
                                $121,796 face amount                  $  121,796            $  121,796 $  121,796
                                $166,615 face amount                     166,615               166,615    166,615
                                $968,439 face amount                     968,439               968,439    968,439
                                $125,048 face amount                             $  125,048    125,048    125,048
                                $166,615 face amount                                166,615    166,615    166,615
                                $325,483 face amount                                325,483    325,483    325,483
                                $968,439 face amount                                968,439    968,439    968,439


Provident National Assurance
  Company                     Provident National Assurance Company
                              Contract #027046 2702B, 8.50%, due
                              December 31, 1993
                                $222,209 face amount                                222,209    222,209    222,209
                                $422,637 face amount                                422,637    422,637    422,637

New York Life Insurance
  Company                     New York Life Insurance Company
                              Contract #GA06430, 6.30%, due
                              January 2, 1995
                                $322,578 face amount                                322,578    322,578    322,578

Prudential Life Insurance
  Company                     Prudential Life Insurance Company
                              Contract #GA7544-221, 5.630%, due
                              January 2, 1996
                                $325,483 face amount                     325,483               325,483    325,483
                                $223,223 face amount                                223,223    223,223    223,223

Principal Mutual Life
  Insurance Company           Principal Mutual Life Insurance Company
                              Contract #GA 4-10396, 4.820%, due
                              December 31, 1996
                                $152,148 face amount                     152,148               152,148    152,148

Fidelity Equity-Income Fund   Fidelity Equity-Income Fund
                                5,106.194 units                                     166,615    138,515    166,615 $28,100




<F1>Indicates party-in-interest to the Plan.




                                         SCHEDULE OF REPORTABLE TRANSACTIONS
                                     ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II
                                             Year Ended December 31, 1993

                                                                                                       Current Value
                                                                                                       of Asset on
        Identity of                                                    Purchase   Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets            Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ---------- ---------- ---------- ---------- -------
Category (iii)--A series of securities transactions in excess of 5% of plan assets
- - -----------------------------------------------------------------------------------

Shawmut Bank<F1>              Shawmut Bank Prime Money Market
                                Fund:
                                Purchased $2,106,731 face amount in
                                  115 transactions                    $2,106,731            $2,106,731 $2,106,731
                                Sold $2,431,480 face amount in
                                  84 transactions                                $2,431,480  2,431,480  2,431,480

New York Life Insurance
  Company                     New York Life Insurance Company
                              Contract #GA06430, 6.30%, due
                              January 2, 1995
                                Purchased $27,303 face amount
                                  in 13 transactions                      27,303                27,303     27,303
                                Sold $482,890 face amount
                                  in 9 transactions                                 482,890    482,890    482,890

Provident National Assurance
  Company                     Provident National Assurance Company
                              Contract #027046 2702B, 8.50%, due
                              December 31, 1993
                                Purchased $49,450 face amount
                                  in 13 transactions                      49,450                49,450     49,450
                                Sold $829,097 face amount
                                  in 9 transactions                                 829,097    829,097    829,097

Prudential Life Insurance
  Company                     Prudential Life Insurance Company
                              Contract #GA7544-221, 5.630%, due
                              January 2, 1996
                                Purchased $521,630 face amount
                                  in 20 transactions                     521,630               521,630    521,630
                               Sold $314,651 face amount
                                  in 8 transactions                                 314,651    314,651    314,651




<F1>Indicates party-in-interest to the Plan.

                                                                     -13-


                                         SCHEDULE OF REPORTABLE TRANSACTIONS
                                    ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II
                                             Year Ended December 31, 1993

                                                                                                      Current Value
                                                                                                       of Asset on
        Identity of                                                    Purchase   Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets            Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ---------- ---------- ---------- ---------- -------
Category (iii)--A series of securities transactions in excess of 5% of plan assets continued:
- - ---------------------------------------------------------------------------------------------

Fidelity Equity-Income Fund   Fidelity Equity-Income Fund
                                Purchased 2,484.180 units in 16
                                  transactions                        $   79,346            $   79,346 $   79,346
                                Sold 5,632.951 units in 2
                                  transactions                                   $  184,009    152,804    184,009 $31,205



There were no category (ii) or (iv) reportable transactions during 1993.



                           CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-26177, 33-38219, 33-14347, 33-44087
and 33-53353) pertaining to employee benefit plans of Rogers Corporation and in Registration Statement (Form S-3 No. 33-53369) pertaining to warrants of Rogers Corporation of our report dated June 23, 1994, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan II included in this Annual Report (Form 11-K) for the year ended December 31, 1993.


Providence, Rhode Island
June 23, 1994

                                                       ERNST & YOUNG

                                Exhibit 28e


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 11-K
                               ANNUAL REPORT

                     Pursuant to Section 15(d) of the
                      Securities Exchange Act of 1934


                For the fiscal year ended December 31, 1993


              ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III
                         (Full title of the plan)

                            ROGERS CORPORATION
       (Name of issuer of the securities held pursuant to the plan)


                           One Technology Drive
                         Rogers, Connecticut 06263
                 (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

December 31, 1993



Report of Ernst & Young, Independent Auditors.............................1
Statement of Net Assets Available for Plan Benefits.......................2
Statement of Changes in Net Assets Available for Plan Benefits............4
Notes to Financial Statements.............................................6
Schedule of Assets Held for Investment Purposes..........................10
Schedule of Reportable Transactions......................................11
Consent of Independent Auditors..........................................14

               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Rogers Employee Savings and
  Investment Plan III Committee
Rogers Employee Savings
  and Investment Plan III
Rogers Corporation


We have audited the accompanying statements of net assets available for plan benefits of Rogers Employee Savings and Investment Plan III as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1993 and 1992, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1993 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1993 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1993 financial statements taken as a whole.


Providence, Rhode Island
June 23, 1994

                                                     ERNST & YOUNG


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

                                             December 31, 1993
                             --------------------------------------------------------
                                            Fixed      Rogers
                               Equity      Income      Stock     Loan     Combined
                                Fund        Fund       Fund      Fund       Funds
                             ----------- ----------- --------- --------- -----------
ASSETS

Investments--Note C:
  Capital stock of
    Rogers Corporation                                $28,372              $ 28,372
  Fidelity Equity-Income Fund  $236,363                                     236,363
  Shawmut Bank Prime Money
    Market Fund                      27   $      21        29                    77
  New York Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                                98,058                          98,058
  Prudential Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               117,465                         117,465
  Principal Mutual Life
    Insurance Company Group
    Annuity Contract with
    interest guarantee                       74,621                          74,621
                             ----------- ----------- ---------           -----------

           Total investments    236,390     290,165    28,401               554,956

Accounts receivable--loans
  to participants                                                $7,196       7,196
Accrued income                                  845                             845
Contribution receivable                                                           0

                             ----------- ----------- --------- --------- -----------

                TOTAL ASSETS    236,390     291,010    28,401     7,196     562,997

LIABILITIES

Withdrawals payable to
  participants                        0           0         0                     0
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
           FOR PLAN BENEFITS   $236,390    $291,010   $28,401    $7,196    $562,997
                             =========== =========== ========= ========= ===========


See notes to financial statements.


STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

                                             December 31, 1992
                             -------------------------------------------------------
                                            Fixed      Rogers
                               Equity      Income      Stock     Loan     Combined
                                Fund        Fund       Fund      Fund       Funds
                             ----------- ----------- --------- --------- -----------
ASSETS

Investments--Note C:
  Capital stock of
    Rogers Corporation                                $19,390               $19,390
  Fidelity Equity-Income Fund   $60,712                                      60,712
  Shawmut Bank Prime Money
    Market Fund                      13    $     13         2                    28
  Provident National
    Assurance Company Group
    Annuity Contract with
    interest guarantee                      106,913                         106,913
  New York Life Insurance
    Company Group Annuity
    Contract with interest
    guarantee                               102,187                         102,187
                             ----------- ----------- ---------           -----------

           Total investments     60,725     209,113    19,392               289,230

Accounts receivable--loans
  to participants                                                  $250         250
Accrued income                                1,228                           1,228
Contribution receivable                                 1,330                 1,330

                             ----------- ----------- --------- --------- -----------

                TOTAL ASSETS     60,725     210,341    20,722       250     292,038

LIABILITIES

Withdrawals payable to
  participants                               10,937                          10,937
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
           FOR PLAN BENEFITS    $60,725    $199,404   $20,722      $250    $281,101
                             =========== =========== ========= ========= ===========


See notes to financial statements.


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

                                        Year Ended December 31, 1993
                             --------------------------------------------------------
                                            Fixed      Rogers
                                Equity     Income      Stock     Loan      Combined
                                 Fund        Fund       Fund     Fund       Funds
                             ----------- ----------- --------- --------- -----------
ADDITIONS

Investment income:
  Interest                    $      16    $ 17,148              $   86    $ 17,250
  Dividends--other                5,578                                       5,578
  Capital gains                     792                                         792
                             ----------- -----------           --------- -----------

                                  6,386      17,148                  86      23,620

Employee contributions           87,889     124,495   $ 9,611               221,995

Interfund transfers              65,950     (50,037)  (22,773)    6,860
                             ----------- ----------- --------- --------- -----------

                                160,225      91,606   (13,162)    6,946     245,615
DEDUCTIONS

Withdrawals and forfeitures                               (19)                  (19)

                             ----------- ----------- --------- --------- -----------

                                160,225      91,606   (13,143)    6,946     245,634

Net realized and unrealized
  appreciation
  in fair value of invest-
  ments--Note C                  15,440                20,822                36,262
                             ----------- ----------- --------- --------- -----------

    NET INCREASES               175,665      91,606     7,679     6,946     281,896

       Net assets available
       for plan benefits at
          beginning of year      60,725     199,404    20,722       250     281,101
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
        FOR PLAN BENEFITS AT
                 END OF YEAR   $236,390    $291,010   $28,401    $7,196    $562,997
                             =========== =========== ========= ========= ===========


See notes to financial statements.


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

                                        Year Ended December 31, 1992
                             -------------------------------------------------------
                                            Fixed      Rogers
                                Equity     Income      Stock     Loan      Combined
                                 Fund        Fund       Fund     Fund       Funds
                             ----------- ----------- --------- --------- -----------
ADDITIONS

Investment income:
  Interest                      $    11    $ 11,210                $ 29    $ 11,250
  Dividends on capital
    stock of Rogers
    Corporation                                       $     2                     2
  Dividends--other                1,449                                       1,449
                             ----------- ----------- --------- --------- -----------

                                  1,460      11,210         2        29      12,701

Employee contributions           47,346     113,929     9,619               170,894

Interfund transfers               3,443     (13,639)    9,975       221
                             ----------- ----------- --------- --------- -----------

                                 52,249     111,500    19,596       250     183,595
DEDUCTIONS

Withdrawals and forfeitures         390      11,327        15                11,732

                             ----------- ----------- --------- --------- -----------

                                 51,859     100,173    19,581       250     171,863

Net realized and unrealized
  appreciation
  in fair value of invest-
  ments--Note C                   3,308                    92                 3,400
                             ----------- ----------- --------- --------- -----------

    NET INCREASES                55,167     100,173    19,673       250     175,263

       Net assets available
       for plan benefits at
          beginning of year       5,558      99,231     1,049               105,838
                             ----------- ----------- --------- --------- -----------

        NET ASSETS AVAILABLE
        FOR PLAN BENEFITS AT
                 END OF YEAR    $60,725    $199,404   $20,722      $250    $281,101
                             =========== =========== ========= ========= ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

December 31, 1993

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

The accounts of the Plan are reported on the accrual basis.

Valuation of Investments: Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. The investments in the Fidelity Equity-Income Fund and the Shawmut Bank Prime Money Market Fund are valued at the year-end market value of each participation unit held, which is based upon the market value of the underlying assets in each fund.

The investments in the group annuity contracts, which consist primarily of guaranteed investment contracts, are valued at contract values estimated by the insurance companies. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses.

All costs and expenses incurred in connection with the operation of the Plan have been borne by Rogers Corporation (the Company).

Shawmut Bank is the trustee of the Plan.

NOTE B--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan III (RESIP III) is a contributory defined contribution plan covering all regular hourly employees of the Company of United States citizenship who are members of either United Paperworkers International Union Local 46, 683, or 1554 and have completed at least one year of continuous service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $8,994 ($8,728 in 1992), 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing. Contributions are allocated in multiples of 10% to any combination of three available investment options:

  A. Equity Fund, which is invested in a mutual fund.

  B. Fixed Income Fund, which is primarily invested in group annuity contracts consisting of guaranteed investment contracts with various insurance companies.

  C. Rogers Stock Fund, which is primarily invested in the capital stock of Rogers Corporation.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

The Plan also contains provisions for a Loan Fund under which participants can borrow, within certain constraints, from their Plan account balance. All loans require approval by the RESIP III Committee. Loans made in 1993 and 1992 amounted to $8,259 and $1,000, respectively. Payroll deductions are required to repay the loans over a period of one to five years, as elected by the participant, with interest at a rate determined by the RESIP III Committee.

Each participant's account reflects the individual's contribution and an allocation of Plan earnings. Total earnings by fund are allocated quarterly to individual accounts based on a ratio, the numerator of which is a participant's beginning fund balance less the participant's withdrawals plus 1/3 of the participant's contributions and the participant's loan repayments to the fund for that quarter and the denominator of which is the sum of all participants' beginning fund balances less all withdrawals plus 1/3 of all participants' contributions and all participants' loan repayments to that fund for that quarter. Participants are immediately 100% vested in their contributions.

A participant's tax-deferred contributions cannot be withdrawn prior to age 59 1/2 except for an immediate financial hardship, as defined by the Plan.
A participant may borrow against his or her balances, subject to Plan limitations. A participant can withdraw funds for any reason upon reaching age 59-1/2. Upon early retirement, normal retirement, total disability, as defined by the Plan, death, or any other termination of employment, a participant may receive the value of his or her total account as of the next quarterly valuation date offset by any outstanding Plan loans.

Although it has not expressed any intent to do so, the Company has the right to terminate the Plan subject to the provisions of ERISA.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

NOTE C--INVESTMENTS

During 1993 and 1992, the Plan's investments (including investments bought, sold, as well as held during the year) appreciated in fair value by $36,262 and $3,400, as follows:
                                      Net Appreciation
                                       (Depreciation)    Fair Value
                                       in Fair Value       at End
                                        During Year        of Year
                                      ----------------   ----------
YEAR ENDED DECEMBER 31, 1993
  Equity Fund:
    Fidelity Equity-Income Fund           $15,440          $236,363
  Rogers Stock Fund:
    Rogers Corporation capital stock       20,822            28,372
                                          -------
                                          $36,262
                                          =======
YEAR ENDED DECEMBER 31, 1992
  Equity Fund:
    Fidelity Equity-Income Fund           $ 3,308           $60,712
  Rogers Stock Fund:
    Rogers Corporation capital stock           92            19,390
                                          -------
                                          $ 3,400
                                          =======

The group annuity contracts mature subsequent to December 31, 1993. These contracts may be subject to certain penalties if discontinued prior to maturity date.

The individual investments that represent 5% or more of the Plan's net assets are as follows:
                                                     December 31
                                               1993                1992
                                           --------------------------------
Insurance Contracts at contract value:
  Provident National Assurance Company
    Group Annuity Contract #027046 2702C,
    8.50%, due December 31, 1993                                 $106,913

  New York Life Insurance Company Group
    Annuity Contract #GA06430, 6.30%,
    due January 2, 1995                      $ 98,058             102,187

  Prudential Insurance Company Group
    Annuity Contract #GA 7544-231, 5.63%,
    due January 2, 1996                       117,465

  Principal Mutual Life Insurance Company
    Group Annuity Contract #4-10396,
    4.820%, due December 31, 1996              74,621

Investments at fair value:
  Fidelity Equity-Income Fund
    (6,984.657 and 2,092.777 units)           236,363              60,712

  Rogers Corporation Capital Stock
    (1,086 and 1,385 units)                    28,372              19,390

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III

The cost of investments is as follows:
                                                    December 31
                                              1993                 1992
                                          --------------------------------
  Provident National Assurance Company
    Group Annuity Contract with
    interest guarantee                                           $106,913
  New York Life Insurance Company Group
    Annuity Contract with interest
    guarantee                               $ 98,058              102,187
  Prudential Life Insurance Company
    Group Annuity Contract with interest
    guarantee                                117,465
  Principal Mutual Life Insurance Company
    Group Annuity Contract with interest
    guarantee                                 74,621
  Fidelity Equity-Income Fund                217,301               57,092
  Rogers Corporation capital stock            16,905               19,508
  Shawmut Bank Prime Money Market Fund            77                   28
                                            --------             --------
                                            $524,427             $285,728
                                            ========             ========


NOTE D--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 1993 and 1992, the Plan entered into the following transactions with parties-in-interest:

                                                December 31
                                         1993                 1992
                                  ----------------------------------------
                                  Units/                Units/
                                  Shares     Amount     Shares     Amount
                                  ----------------------------------------
  Shawmut Bank Prime Money
    Market Fund:
      Purchases of face amount    208,948   $208,948     82,427   $ 82,427
      Sales of face amount        208,899    208,899     82,412     82,412
      Investment income                           20                    19
  Rogers Corporation:
    Purchases of capital stock        547      9,470      1,325     18,331
    Sales of capital stock            846     12,073
    Dividend income                                                      2


NOTE E--INCOME TAX STATUS

The Company has not yet applied for a determination from the Internal Revenue Service (IRS) as to its qualification under Section 401(a) of the Internal Revenue Code (IRC). The Rogers Employee Savings and Investment Plan III Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's ability to qualify under
Section 401(a) of the IRC. Once the Plan is qualified by the IRS, the Plan will be required to continue to operate in conformity with the IRC to maintain its qualification.

                          ASSETS HELD FOR INVESTMENT PURPOSES

                    ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III
                                  December 31, 1993

                            Description of Invest-
                            ment Including Maturity
   Identity of Issue        Date, Rate of Interest,                 Current
      or Borrower            Par or Maturity Value      Cost         Value
- - --------------------------  -----------------------  -----------  -----------
Equity Fund:
  Fidelity Equity-Income    6,984.657 units of
    Fund                      participation         $   217,301  $   236,363

  Shawmut Bank Prime
    Money Market Fund<F1>   $27 face amount                  27           27
                                                     -----------  -----------
                                                        217,328      236,390
Fixed Income Fund:
  Group Annuity Contracts
    with interest
    guarantees:

      New York Life         New York Life Insurance
        Insurance Company   Company Contract
                            #GA06430, 6.30%, due
                            January 2, 1995              98,058       98,058

      Prudential Life       Prudential Life Insurance
        Insurance Company   Company Contract
                            #GA 7544-231, 5.630%, due
                            January 2, 1996             117,465      117,465

      Principal Mutual      Principal Mutual Life
        Life Insurance      Insurance Company Contract
        Company             #4-10396, 4.820%, due
                            December 31, 1996            74,621       74,621
                                                     -----------  -----------
                                                        290,144      290,144
  Shawmut Bank Prime
    Money Market Fund<F1>   $21 face amount                  21           21
                                                     -----------  -----------
                                                        290,165      290,165
Rogers Stock Fund:
  Capital Stock:
    Rogers Corporation<F1>  1,086 shares                 16,905       28,372

  Shawmut Bank Prime
    Money Market Fund<F1>   $29 face amount                  29           29
                                                     -----------  -----------
                                                         16,934       28,401
Loan Fund
  Participant loans         Paricipant loans,
                            interest from 6.5%
                            to 12.0%                      7,196        7,196
                                                     -----------  -----------
                                                    $   531,623  $   562,152
                                                     ===========  ===========
[FN]

<F1>Indicates party-in-interest to the Plan.



                                      SCHEDULE OF REPORTABLE TRANSACTIONS
                                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III
                                        Year Ended December 31, 1993

                                                                                                      Current Value
                                                                                                       of Asset on
        Identity of                                                    Purchase   Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets            Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ---------- ---------- ---------- ---------- -------
Category (i)--A single transaction in excess of 5% of plan assets
- - -----------------------------------------------------------------
Shawmut Bank<F1>              Shawmut Bank Prime Money Market
                                Fund:
                                $53,004 face amount                   $   53,004            $   53,004 $   53,004
                                $23,439 face amount                       23,439                23,439     23,439
                                $21,310 face amount                       21,310                21,310     21,310
                                $16,555 face amount                       16,555                16,555     16,555
                                $14,595 face amount                       14,595                14,595     14,595
                                $53,003 face amount                              $   53,003     53,003     53,003
                                $23,439 face amount                                  23,439     23,439     23,439
                                $21,657 face amount                                  21,657     21,657     21,657
                                $21,285 face amount                                  21,285     21,285     21,285
                                $15,988 face amount                                  15,988     15,988     15,988
                                $14,595 face amount                                  14,595     14,595     14,595
                                $14,555 face amount                                  14,555     14,555     14,555

Provident National Assurance
  Company                     Provident National Assurance Company
                              Contract #027046 2702C, 8.50%, due
                              December 31, 1993
                                $108,983 face amount                                108,983    108,983    108,983

Prudential Life Insurance
  Company                     Prudential Life Insurance Company
                              Contract #GA7544-231, 5.630%, due
                              January 2, 1996
                                $34,362 face amount                       34,362                34,362     34,362
                                $14,650 face amount                       14,650                14,650     14,650

Principal Mutual Life
  Insurance Company           Principal Mutual Life Insurance Company
                              Contract #GA 4-10396, 4.820%, due
                              December 31, 1996
                                $74,621 face amount                       74,621                74,621     74,621

Fidelity Equity-Income Fund   Fidelity Equity-Income Fund
                                1,580.805 units                           53,004                53,004     53,004
                                736.390 units                             23,439                23,439     23,439
                                471.698 units                             15,000                15,000     15,000
                                449.772 units                             14,595                14,595     14,595
                                475.617 units                                        15,000     15,000     15,000

Rogers Corporation<F1>        Rogers Corp. Common Stock
                                846.00 shares                                        21,310     12,073     21,310   9,237



<F1>Indicates party-in-interest to the Plan.



                                      SCHEDULE OF REPORTABLE TRANSACTIONS
                                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN III
                                        Year Ended December 31, 1993

                                                                                                       Current Value
                                                                                                       of Asset on
        Identity of                                                    Purchase   Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets            Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ---------- ---------- ---------- ---------- -------
Category (iii)--A series of securities transactions in excess of 5% of plan assets
- - -----------------------------------------------------------------------------------

Shawmut Bank<F1>              Shawmut Bank Prime Money Market
                                Fund:
                                Purchased $208,948 face amount in
                                  28 transactions                     $  208,948            $  208,948 $  208,948
                                Sold $208,899 face amount in
                                  18 transactions                                $  208,899    208,899    208,899

New York Life Insurance
  Company                     New York Life Insurance Company
                              Contract #GA06430, 6.30%, due
                              January 2, 1995
                                Purchased $6,093 face amount
                                  in 12 transactions                       6,093                 6,093      6,093
                                Sold $10,222 face amount
                                  in 2 transactions                                  10,222     10,222     10,222

Provident National Assurance
  Company                     Provident National Assurance Company
                              Contract #027046 2702C, 8.50%, due
                              December 31, 1993
                                Purchased $9,681 face amount
                                  in 13 transactions                       9,681                 9,681      9,681
                                Sold $116,594 face amount
                                  in 2 transactions                                 116,594    116,594    116,594

Prudential Life Insurance
  Company                     Prudential Life Insurance Company
                              Contract #GA7544-231, 5.630%, due
                              January 2, 1996
                                Purchased $120,967 face amount
                                  in 22 transactions                     120,967               120,967    120,967
                                Sold $3,502 face amount in 1
                                  transaction                                         3,502      3,502      3,502


<F1>Indicates party-in-interest to the Plan.



                                      SCHEDULE OF REPORTABLE TRANSACTIONS
                                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN II
                                        Year Ended December 31, 1993

                                                                                                      Current Value
                                                                                                       of Asset on
        Identity of                                                    Purchase   Selling    Cost of   Transaction  Net
       Party Involved                  Description of Assets            Price      Price      Asset       Date     Gain
- - ----------------------------  --------------------------------------- ---------- ---------- ---------- ---------- -------
Category (iii)--A series of securities transactions in excess of 5% of plan assets continued:
- - ---------------------------------------------------------------------------------------------

Fidelity Equity-Income Fund   Fidelity Equity-Income Fund
                                Purchased 5,367.497 units in 18
                                  transactions                        $  175,209            $  175,209 $  175,209
                                Sold 475.617 units in 1 transaction              $   15,000     15,000     15,000

Rogers Corporation<F1>        Rogers Corp. Common Stock
                                Sold 846.00 shares in 1 transaction                  21,310     12,073     21,310  $9,237
                                Purchased 547.00 shares in 12
                                  transactions                             9,470                 9,470      9,470



There were no category (ii) or (iv) reportable transactions during 1993.


<F1>Indicates party-in-interest to the Plan.


                      CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-26177, 33-38219, 33-14347, 33-44087
and 33-53353) pertaining to employee benefit plans of Rogers Corporation and in Registration Statement (Form S-3 No. 33-53369) pertaining to warrants of Rogers Corporation of our report dated June 23, 1994, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan III included in this Annual Report (Form 11-K) for the year ended December 31, 1993.


Providence, Rhode Island
June 23, 1994

                                                        ERNST & YOUNG

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


Dated:  June 29, 1994