Form 10-Q
period 1994-07-03
ROGERS CORP
filed 1994-08-16
CIK 84748

Total pages included - 13



                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1994

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

                                             Yes      X      No


The number of shares outstanding of the Registrant's classes of common stock as of August 1, 1994:

                    Capital Stock, $1 Par Value--3,502,757 shares



                                         -1-

[PAGE]

                          ROGERS CORPORATION AND SUBSIDIARIES
                                       FORM 10-Q
                                     July 3, 1994


                                         INDEX


                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

    Consolidated Statements of Income--
       Three Months and Six Months Ended July 3, 1994
       and July 4, 1993                                                   3

    Consolidated Balance Sheets--
       July 3, 1994 and January 2, 1994                                  4-5

    Consolidated Statements of Cash Flows--
       Six Months Ended July 3, 1994 and
       July 4, 1993                                                       6

    Supplementary Notes                                                   7

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       8-10

PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                         11

Item 6.  Exhibits and Reports on Form 8-K                               11-12

SIGNATURES                                                               13



                                          -2-

[PAGE]


                            PART I - FINANCIAL INFORMATION

                             ITEM I. FINANCIAL STATEMENTS

                          ROGERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in Thousands Except for Per Share Amounts)




                                        Three Months Ended:        Six Months Ended:
                                        July 3,      July 4,      July 3,      July 4,
                                         1994         1993         1994         1993
Net Sales                             $   34,995   $   30,939   $   69,000   $   63,718

  Cost of Sales                           25,663       22,657       50,207       45,873
  Selling and Administrative Expenses      5,139        4,293       10,253        9,741
  Research and Development Expenses        1,669        1,732        3,313        3,408
Total Costs and Expenses                  32,471       28,682       63,773       59,022

Operating Income                           2,524        2,257        5,227        4,696

Other Income less Other Charges              314          163          345          145
Interest Expense, Net                        349          789          720        1,547

Income Before Income Taxes                 2,489        1,631        4,852        3,294

Income Taxes Expense:
  Federal and Foreign                         63           18          121           40
  State                                       37            1           73            1


Net Income                            $    2,389   $    1,612   $    4,658   $    3,253


Net Income Per Share:
  Primary                             $     0.70   $     0.51   $     1.37   $     1.04

  Fully Diluted                       $     0.68   $     0.51   $     1.34   $     1.03


Average Shares Outstanding:
  Primary                              3,436,342    3,140,550    3,405,722    3,127,321

  Fully Diluted                        3,673,501    3,145,975    3,656,992    3,144,162


The accompanying notes are an integral part of the consolidated financial statements.

                                          -3-
[PAGE]

                          ROGERS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                (Dollars in Thousands)



                                           July 3, 1994         January 2, 1994
Current Assets:

  Cash and Cash Equivalents                  $  5,310               $  4,533

  Accounts Receivable                          19,180                 15,008

  Inventories:
     Raw Materials                              4,273                  3,432
     In-Process and Finished                    5,363                  5,404
     Less LIFO Reserve                           (808)                  (808)
       Total Inventories                        8,828                  8,028

  Current Deferred Income Taxes                 1,861                  1,820

  Net Assets Held for Sale (Note D)             6,785                  6,785

  Prepaid Expenses                                457                    668

       Total Current Assets                    42,421                 36,842

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $58,006 and $54,271                          34,534                 36,807

Investments in Unconsolidated Joint
  Ventures      3,342                             3,051

Intangible Pension Asset                        3,295                  3,295

Other Assets                                    1,736                  1,842

       Total Assets                          $ 85,328               $ 81,837




The accompanying notes are an integral part of the consolidated financial statements.


                                          -4-
[PAGE]

                          ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                (Dollars in Thousands)

                                        July 3, 1994      January 2, 1994
Current Liabilities:

  Accounts Payable                               $  8,715              $  7,679
  Current Maturities of Long-Term Debt              2,734                 3,140
  Accrued Employee Benefits and
     Compensation                                   4,966                 5,296
  Accrued Cost Reduction Charge                     1,924                 2,222
  Accrued Interest                                    477                   542
  Other Accrued Liabilities                         3,890                 3,258
  Taxes, Other than Federal and
     Foreign Income                                 1,027                 1,546

       Total Current Liabilities                   23,733                23,683

Long-Term Debt, less Current Maturities            10,932                14,190

Noncurrent Deferred Income Taxes                    2,164                 2,055

Noncurrent Pension Liability                        5,660                 5,660

Noncurrent Retiree Health Care and Life
  Insurance Benefits                                6,122                 6,122

Other Long-Term Liabilities                         2,402                 2,236

Shareholders' Equity:

  Capital Stock, $1 Par Value:
     Authorized Shares 25,000,000; Issued
     and Outstanding Shares 3,282,289
     and 3,222,461                                  3,282                 3,222
  Additional Paid-In Capital                       23,846                22,558
  Equity Translation Adjustment                     1,612                 1,193
  Retained Earnings                                 5,575                   918

       Total Shareholders' Equity                  34,315                27,891

       Total Liabilities and
         Shareholders' Equity                    $ 85,328              $ 81,837


The accompanying notes are an integral part of the consolidated financial statements.





                                          -5-
[PAGE]

                            ROGERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)
                                                                       Six Months Ended:
                                                                    July 3,        July 4,
                                                                     1994           1993
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                                     $      4,658   $      3,253
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                     3,432          3,381
      Equity in Undistributed (Income) Loss of Unconsolidated
        Joint Ventures - Net                                              407           (285)
      Other - Net                                                         231            649
      Changes in Operating Assets and Liabilities Excluding
        Effects of Acquisition and Disposition of Assets:
          Accounts Receivable                                          (4,099)        (3,191)
          Accounts Receivable from Unconsolidated Joint Ventures         (568)           339
          Inventories                                                    (792)           589
          Prepaid Expenses                                                343            (58)
          Accounts Payable and Accrued Expenses                          (152)         4,064

            Net Cash Provided by Operating Activities                   3,460          8,741

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                                   (1,979)        (4,018)
Proceeds from Sale of Business                                            360          7,634
Proceeds from Sale of Property, Plant and Equipment                     1,235             95

            Net Cash (Used In) Provided by Investing
              Activities                                                 (384)         3,711

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                            1,250          6,956
Repayments of Debt Principal                                           (4,887)       (15,485)
Net Increase in Repayments of Revolving Lines of Credit                    --         (3,552)
Proceeds from Sale of Capital Stock                                     1,348            173

            Net Cash Used in Financing Activities                      (2,289)       (11,908)

Effect of Exchange Rate Changes on Cash                                   (10)           406

Net Increase in Cash and Cash Equivalents                                 777            950

Cash and Cash Equivalents at Beginning of Year                          4,533          5,356

Cash and Cash Equivalents at End of Quarter                      $      5,310   $      6,306



The accompanying notes are an integral part of the consolidated financial statements.


                                           -6-
[PAGE]

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

B. Sales in 1994 include flexible circuit material sales to ADFlex Solutions, Inc., the company that purchased Rogers' flexible interconnections business in June 1993.

C. In February 1994 the Company concluded an agreement to sell its U.S. power distribution business to Methode Electronics, Inc., a manufacturer of bus bar products based in Chicago, Illinois. In addition to an initial cash payment, the Company will receive royalties on sales for five years. This divestiture is essentially complete; the equipment has been sold and the plant, located in Mesa, Arizona, is being offered for sale.

D. Net Assets Held for Sale consists primarily of the land and building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division and the land and building in Mesa, Arizona, related to the divested Power Distribution Division.

E. The Company has a revolving credit arrangement with Fleet Bank, N.A. which is currently a $15.0 million facility. At July 3, 1994, there were no borrowings under this arrangement.

F. Interest paid to lenders during the first six months of 1994 and 1993 was approximately $815,000 and $2.1 million, respectively.

G. Income taxes paid (refunded) were $188,000 and $(17,000) in the first six months of 1994 and 1993, respectively.



                                       -7-
[PAGE]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Income in the second quarter and first half of 1994 was $2.4 million and $4.7 million, respectively, as compared to $1.6 million and $3.3 million in the same periods of 1993. Profits, both before and after taxes, were the highest for any second quarter and any initial six-month period in Rogers' history. Before-tax profits increased close to 50% in both the second quarter and in the first half over the comparable periods a year ago, primarily due to improved effectiveness in a number of areas and significantly lower interest expense.

After-tax profits, shown in the accompanying statements, include only a minimal tax provision in each of the periods presented. The Company expects to use substantially all of its domestic tax loss carryforwards in 1994. In addition, there are approximately $6 million of tax credit carryforwards and other adjustments for which no tax benefit has been recorded. Recognition of tax benefits associated with these items is dependent on future taxable earnings. The Company currently anticipates a tax rate in the range of 10% - 20% for the full year 1995.

Sales were 13% higher in the second quarter, and up 8% in the first half, compared to the same periods in 1993. However, after adjustment for divestiture related changes, sales volume was up more modestly in both periods. The sales increase was mainly attributable to greater market penetration as opposed to higher selling prices.

Polymer Product sales increased by 7% in the first six months of 1994, compared to the same period in 1993. The revenue increase of this business segment was led by sales of moldable composite materials, which were up 17% in the second quarter and 14% for the first half over the comparable 1993 periods. These increases were based on strong automotive production, an increasing share of the electric motor commutator insulator market, and penetration of foreign markets. In addition, the Willimantic Division achieved record second quarter sales benefitting from strong sales of Endur (Registered Trademark) C-LE conductive rollers for laser printer applications and from strong nitrophyl float sales to the automotive market. These increases were offset somewhat by lower shipments of high performance elastomer materials by the Poron Materials Division, which were down 9% in the second quarter from the same period last year. These lower sales are primarily a reflection of inventory reductions by customers who because of our recent doubling of capacity, are once again being serviced with short lead times. Poron material sales are expected to return to higher levels in the second half.

First half sales of Electronic Products increased 10% from the comparable period in 1993. This is primarily attributable to growing flexible circuit material sales for computer and data storage applications, which have helped offset declining sales to military customers.



                                       -8-
[PAGE]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Manufacturing profit as a percentage of sales in the first six months of 1994 was 27%, compared to 28% during the same period in 1993. This decline reflects the impacts of the additional costs to double capacity in the Poron Materials Division and the change in sales mix within the Circuit Materials Group away from military applications to lower priced commercial applications.

Selling and administrative expenses for the first half of 1994 grew at a slower rate than the sales increase reflecting the impact of continuing expense reduction efforts. Research and development expenditures decreased slightly from 1993, but were approximately 5% of sales in both years. The Company is continuing concentration on spending for materials-related projects.

Net interest expense decreased significantly from the same six-month period of 1993, due primarily to a reduction in total borrowings. Total debt outstanding at July 4, 1993 was $23.3 million compared to $13.7 million at July 3, 1994, a decrease of $9.6 million. In July of 1994 shortly after the end of the second quarter, the Company's outstanding $4.5 million convertible subordinated notes were converted into 204,545 shares of capital stock, which lowered debt even further. Due to the lower borrowings, management expects 1994 interest expense will continue to decline.

At July 3, 1994 other accrued liabilities were about the same as at the end of the first quarter of 1994. The increase over year-end 1993 is primarily attributable to two factors. Approximately $300,000 relates to reserves provided for employee severance costs of the U.S. power distribution business. The balance of the change is caused by our period accrual approach to a number of costs such as vacation and holiday pay, advertising, property taxes, professional services, etc. The actual payments for these costs are normally somewhat lower in the first six months of the year. This results in increased levels of accruals above the total at year-end.

Net cash provided from operating activities in the first six months of 1994 was $3.5 million, compared to $8.7 million in the first half of 1993. This year-to-year decrease is mainly attributable to the increased levels of accounts payable and accrued expenses in 1993 and the increased levels of accounts receivable and inventory in 1994.

The Company may borrow up to a maximum of $15 million under a revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full on April 14, 1996. Repayments on the revolving credit facility are necessary to the extent the Company's collateral decreases to a level which does not support borrowings under the facility, although this is not likely. Borrowings under the revolving credit facility are secured by virtually all of the Company's domestic assets other than real property and intellectual property. The Company had no borrowings under this arrangement at July 3, 1994.


                                       -9-
[PAGE]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Capital expenditures in the first half of 1994 and 1993 were $2.0 million and $4.0 million, respectively. The higher level of spending in 1993 reflected the acquisition and related costs of the new Poron production line, which more than doubled capacity of the Poron Materials Division.

The Company is subject to federal, state, and local regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws. In each of these cases, Rogers is a participant in a group of potentially responsible parties (PRPs). Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other responsible parties. The Company also has been seeking to identify insurance coverage with respect to these matters. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

The Company has not had any material recurring costs and capital expenditures relating to the above environmental matters.


                                      -10-
[PAGE]

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to Vote of Security Holders

The Registrant held its Annual Meeting of shareholders on April 28, 1994. The following members were elected to the Company's Board of Directors to hold office in the ensuing year:

           Nominee                                   In Favor         Withheld

      Leonid V. Azaroff                              2,734,010        202,374
      Leonard M. Baker                               2,662,145        274,239
      Wallace Barnes                                 2,661,641        274,743
      Harry H. Birkenruth                            2,733,405        202,979
      Mildred S. Dresselhaus                         2,726,745        209,639
      Donald J. Harper                               2,662,941        273,443
      Gregory B. Howey                               2,662,445        273,939
      Leonard R. Jaskol                              2,733,414        202,970
      William E. Mitchell                            2,662,445        273,939


The results of the voting on additional items were as follows:

                                                                         Broker
                                      In Favor   Opposed   Abstained    Non-Vote

1. To approve the Corporation's
   1994 Stock Compensation Plan      2,212,518   290,471     22,820      464,475

2. To amend the Corporation's
   Restated Articles of
   Organization to increase the
   authorized Capital Stock, $1
   par value per share to
   25,000,000 shares                 2,471,132   496,783     22,369           --


Item 6.      Reports on Form 8-K

      (b) There were no reports on Form 8-K filed for the six months ended July 3, 1994.




                                         -11-

[PAGE]

             EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



                                 Three Months Ended:        Six Months Ended:
                               -----------------------    ---------------------
                                 July 3,      July 4,     July 3,      July 4,
                                  1994         1993        1994          1993
                               -------------------------------------------------
1. Net income                  $2,389,000   $1,612,000   $4,658,000   $3,253,000

2. Interest on convertible
   subordinated debentures,
   net of taxes*                  113,000           --      227,000           --
                               -------------------------------------------------
3. Net income as adjusted      $2,502,000   $1,612,000   $4,885,000   $3,253,000
                               =================================================

4. Weighted average number of
   shares outstanding during
   period                      3,269,230     3,111,061    3,252,721    3,109,248

5. Net effect of dilutive
   stock options - based on
   the treasury stock method
   using average market price    167,112        29,490      153,001       18,073
                              --------------------------------------------------
6. Total weighted average
   number of shares and
   capital equivalent shares
   assumed outstanding         3,436,342     3,140,550    3,405,722    3,127,321

7. Additional net shares,
   issuable when market value
   at period end exceeds
   average market value during
   period                         32,613         5,424       46,724       16,841

8. Assuming conversion of
   convertible subordinated
   debentures*                   204,545            --      204,545           --
                              --------------------------------------------------
9. Shares assumed outstanding
   for computation of fully
   diluted earnings per share  3,673,501     3,145,975    3,656,992    3,144,162
                              ==================================================

   Net income per capital
   share (1 / 4)                    $.73          $.52        $1.43        $1.05
                              ==================================================
   Net income per capital
   share and capital share
   equivalent (1 / 6)               $.70          $.51        $1.37        $1.04
                              ==================================================
   Net income per capital
   share assuming full
   dilution (3 / 9)                 $.68          $.51        $1.34        $1.03
                              ==================================================


* In 1993, convertible subordinated debentures were not included in the computation of per share earnings because they did not lower fully diluted per share earnings.

This calculation is submitted in accordance with Regulation S-K Item 601(b)(11).


                                         -12-

[PAGE]
                                      SIGNATURES







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



Dated:  August 16, 1994



                                         -13-
[PAGE]