Form 10-Q
period 1994-10-02
ROGERS CORP
filed 1994-11-14
CIK 84748

Total pages included - 12

                                        FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1994

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

                                             Yes      X      No


The number of shares outstanding of the Registrant's classes of common stock as of October 30, 1994:

                      Capital Stock, $1 Par Value--3,516,995 shares


                                           -1-
[PAGE]

                            ROGERS CORPORATION AND SUBSIDIARIES
                                         FORM 10-Q
                                      October 2, 1994

                                           INDEX

                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

    Consolidated Statements of Income--
        Three Months and Nine Months Ended October 2, 1994
        and October 3, 1993                                                3

    Consolidated Balance Sheets--
        October 2, 1994 and January 2, 1994                               4-5

    Consolidated Statements of Cash Flows--
        Nine Months Ended October 2, 1994 and
        October 3, 1993                                                    6

    Supplementary Notes                                                    7

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         8-10

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12



                                            -2-
[PAGE]

                                PART I - FINANCIAL INFORMATION

                                 ITEM I. FINANCIAL STATEMENTS

                              ROGERS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME

                      (Dollars in Thousands Except for Per Share Amounts)
                                         Three Months Ended:           Nine Months Ended:
                                     ----------------------------------------------------------
                                       October 2,     October 3,     October 2,     October 3,
                                         1994           1993           1994           1993
                                     ----------------------------------------------------------
Net Sales                            $     32,605   $     30,312   $    101,605   $     94,030


  Cost of Sales                            23,451         21,821         73,658         67,694

  Selling and Administrative Expenses       4,714          4,954         14,967         14,695

  Research and Development Expenses         1,724          1,706          5,037          5,114
                                     ----------------------------------------------------------

Total Costs and Expenses                   29,889         28,481         93,662         87,503
                                     ----------------------------------------------------------

Operating Income                            2,716          1,831          7,943          6,527


Other Income less Other Charges               310            498            655            643

Interest Expense, Net                         137            593            857          2,140
                                     ----------------------------------------------------------

Income Before Income Taxes                  2,889          1,736          7,741          5,030


Income Taxes Expense:
  Federal and Foreign                         158             24            279             64

  State                                        35           --              108              1
                                     ----------------------------------------------------------

Net Income                           $      2,696   $      1,712   $      7,354   $      4,965
                                     ==========================================================

Net Income Per Share:

  Primary                            $        .73   $        .53   $       2.10   $       1.57
                                     ==========================================================

  Fully Diluted                      $        .73   $        .53   $       2.09   $       1.54
                                     ==========================================================

Average Shares Outstanding:

  Primary                               3,685,842      3,210,166      3,499,429      3,154,951
                                     ==========================================================
  Fully Diluted                         3,694,513      3,236,623      3,524,305      3,233,233
                                     ==========================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                              -3-
[PAGE]

                            ROGERS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                  (Dollars in Thousands)

                                              October 2, 1994  January 2, 1994
                                             ----------------  ---------------
Current Assets:

   Cash and Cash Equivalents                      $  7,786           $  4,533

   Accounts Receivable                              19,241             15,008

   Inventories:
     Raw Materials                                   4,247              3,432
     In-Process and Finished                         4,780              5,404
     Less LIFO Reserve                                (808)              (808)
                                                 -----------        ----------
        Total Inventories                            8,219              8,028

   Current Deferred Income Taxes                     1,918              1,820

   Net Assets Held for Sale (Note D)                 6,785              6,785

   Prepaid Expenses                                    414                668
                                                  -----------       ----------
        Total Current Assets                        44,363             36,842
                                                  -----------       ----------
Property, Plant and Equipment, Net of
   Accumulated Depreciation of
   $59,831 and $54,271                              33,626             36,807

Investments in Unconsolidated Joint
   Ventures                                          3,610              3,051

Intangible Pension Asset                             3,295              3,295

Other Assets                                         1,670              1,842
                                                  -----------       ----------
        Total Assets                              $ 86,564           $ 81,837
                                                  ===========       ==========



The accompanying notes are an integral part of the consolidated financial statements.


                                            -4-

[PAGE]

                            ROGERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                  (Dollars in Thousands)

                                          October 2, 1994    January 2, 1994
                                          ----------------   ---------------
Current Liabilities:

   Accounts Payable                           $  7,660           $  7,679
   Current Maturities of Long-Term Debt          1,225              3,140
   Accrued Employee Benefits and
     Compensation                                5,302              5,296
   Accrued Cost Reduction Charge                 1,344              2,222
   Other Accrued Liabilities                     4,621              3,800
   Taxes, Other than Federal and
   Foreign Income                                1,020              1,546
                                             ----------         ----------
        Total Current Liabilities               21,172             23,683

Long-Term Debt, less Current Maturities          6,675             14,190

Noncurrent Deferred Income Taxes                 2,271              2,055

Noncurrent Pension Liability                     5,660              5,660

Noncurrent Retiree Health Care and Life
   Insurance Benefits                            6,122              6,122

Other Long-Term Liabilities                      2,526              2,236

Shareholders' Equity:

   Capital Stock, $1 Par Value:
     Authorized Shares 25,000,000; Issued
     and Outstanding Shares 3,515,320
     and 3,222,461                               3,515              3,222
   Additional Paid-In Capital                   28,432             22,558
   Equity Translation Adjustment                 1,920              1,193
   Retained Earnings                             8,271                918
                                              ---------          ---------
   Total Shareholders' Equity                   42,138             27,891
                                              ---------          ---------
        Total Liabilities and
          Shareholders' Equity                $ 86,564           $ 81,837
                                              =========          =========

The accompanying notes are an integral part of the consolidated financial statements.


                                            -5-

[PAGE]

                              ROGERS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in Thousands)
                                                                     Nine Months Ended:
                                                                ---------------------------
                                                                 October 2,     October 3,
                                                                    1994           1993
                                                                ---------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                                    $      7,354   $      4,965
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
      Depreciation and Amortization                                    5,000          5,576
      Equity in Undistributed (Income) Loss of Unconsolidated
        Joint Ventures - Net                                              28           (484)
      Gain (Loss) on Disposition of Property, Plant & Equipment           30             (5)
      Other - Net                                                       (449)           230
      Changes in Operating Assets and Liabilities Excluding
        Effects of Acquisition and Disposition of Assets:
          Accounts Receivable                                         (3,941)        (2,795)
          Accounts Receivable from Unconsolidated Joint Ventures        (638)           339
          Inventories                                                   (105)         1,004
          Prepaid Expenses                                               283           (129)
          Accounts Payable and Accrued Expenses                         (925)           288
                                                                ----------------------------
            Net Cash Provided by Operating Activities                  6,637          8,989

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                                  (2,851)        (6,259)
Proceeds from Sale of Businesses                                         909         10,634
Proceeds from Sale of Property, Plant and Equipment                    1,664            224
                                                                ----------------------------

            Net Cash Provided by (Used in) Investing Activities         (278)         4,599

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                           1,250          6,956
Repayments of Debt Principal                                          (6,153)       (19,478)
Net Increase in Repayments of Revolving Lines of Credit                   --         (3,539)
Proceeds from Sale of Capital Stock                                    1,667            272
                                                                ----------------------------

            Net Cash Used in Financing Activities                     (3,236)       (15,789)

Effect of Exchange Rate Changes on Cash                                  130            433
                                                                ----------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   3,253         (1,768)

Cash and Cash Equivalents at Beginning of Year                         4,533          5,356
                                                                ----------------------------

Cash and Cash Equivalents at End of Quarter                     $      7,786   $      3,588
                                                                ============================

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

B. Beginning with the third quarter of 1993, sales include flexible circuit material sales to ADFlex Solutions, Inc., the company that purchased Rogers' flexible interconnections business in June 1993.

C. In February 1994 the Company concluded an agreement to sell its U.S. power distribution business to Methode Electronics, Inc., a manufacturer of bus bar products located in Chicago, Illinois. In addition to an initial cash payment, the Company will receive royalties on sales for five years. The sale has been completed. The plant, where the business was operating, located in Mesa, Arizona, is being offered for sale.

D. Net Assets Held for Sale consist primarily of land and building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division and the land and building in Mesa, Arizona, related to the divested Power Distribution Division.

E. The Company has a $15.0 million revolving credit arrangement with Fleet Bank, N.A. At October 2, 1994, there were no borrowings under this arrangement.

F. Interest paid to lenders during the first nine months of 1994 and 1993 was approximately $1,769,000 and $2,679,000, respectively.

G. Income taxes paid were $290,000 and $162,000 in the first nine months of 1994 and 1993, respectively.

                                          -7-

[PAGE]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Income in the third quarter and first nine months of 1994 was $2.7 million and $7.4 million, respectively, as compared with $1.7 million and $5.0 million in the same periods of 1993. Profits, both before and after taxes, were the largest for any third quarter and any initial nine-month period in Rogers history. 1994 before-tax profits increased 66% in the third quarter, and 54% in the first nine months, compared with the same periods a year ago. Increased sales, especially in flexible circuit materials and in the European power distribution component business, and significantly lower interest costs were the major reasons for the third quarter year-to-year profit improvement. In addition, 1994 third quarter earnings included a modest gain from the sale in September of Rogers small ENVEX (registered trademark) polyimide components business to DuPont.

After-tax profits included only a nominal tax provision in 1994 and 1993. The Company expects to use substantially all of its domestic tax loss carryforwards in 1994. In addition, there are approximately $6 million of tax credit carryforwards and other adjustments for which no tax benefit has been recorded. Recognition of tax benefits associated with these items is dependent on future taxable earnings. The Company currently anticipates a tax rate in the range of 10% - 20% for the full year 1995.

Durel Corporation, the Company's 50% owned joint venture with 3M for electroluminescent lamps, followed up its first full year of profits in 1993 with a stronger performance in the first nine months of 1994. Because aggregate losses during Durel's development period from 1988 to 1992 exceed aggregate earnings, Durel profits have not yet been reflected in Rogers financial statements. It is now expected, however, that a 50% share of Durel 1995 earnings will be included in Rogers results beginning in the first quarter of 1995. In response to additional growth opportunities, Durel broke ground in September for a 77,000 square foot manufacturing facility in Chandler, Arizona. Initial production in the new facility is planned for the spring of 1995.

Sales were 8% greater in both the third quarter and in the first nine months, compared with the same periods last year. Adjusted to reflect divestitures, the sales gain was 14% in the quarter and 7% for the first three quarters. The sales gain was attributable mainly to higher unit sales as opposed to increased selling prices.

Sales of Polymer Products increased 7% in the first nine months of 1994, compared with the same period in 1993. The Polymer Product sales increase was led by the Willimantic and Molding Materials Divisions. Sales of high performance elastomers benefited from continued strong growth of sales of Endur (registered trademark) C-LE conductive rollers for laser printer applications and from strong NITROPHYL (registered trademark) float sales to the automotive market. Volume increases in Molding Materials was attributable to robust automotive production, an increasing share of the electric motor commutator insulator market, and penetration of

                                         -8-
[PAGE]

foreign markets. Led by improving sales to printing and industrial markets, Poron Materials shipments were 10% greater in the third quarter of 1994 compared with the second quarter. In September, increased manufacturing capacity for PORON (registered trademark) S2000 silicone foam was approved, thereby extending the range of PORON product offerings to applications which require materials capable of performing at extreme temperatures.

Sales of PORON materials and ENDUR components to Asian markets continue to increase. Stated in local currency, sales of Rogers INOAC Corporation, the Company's 50% owned joint venture in Japan, rose 36% in the third quarter compared with the same period last year. These joint venture sales are not recorded in Rogers' financial statements.

Sales of Electronic Products for the initial nine-month period increased 9% compared with the prior year. Sales gains in flexible circuit materials for computer data storage applications and high frequency materials for cellular telephone base station applications more than offset lower sales of military microwave circuits. Considerable prototyping continued for commercial wireless applications, and the range of materials offered is being broadened. Additionally, sales in Europe ran well ahead of 1993 for the quarter and for the first nine months of the year. These results are attributable to sales for older applications in mainframe computers, where lower sales are expected in 1995, and from new applications both in power distribution devices for cellular telephone base stations and in large power equipment where further sales gains are anticipated.

Manufacturing profit as a percentage of sales in the first nine months of 1994 was essentially unchanged compared with the corresponding period of 1993.

Selling and administrative expenses for the first nine months of 1994 grew at a slower rate than the sales increase reflecting in part the impact of continuing expense reduction efforts. Research and development expenditures decreased slightly from 1993, but were approximately 5% of sales in both years. The Company is continuing to concentrate on spending for materials-related projects and is devoting an increased share of R&D resources to extend conductive elastomer technology for applications related to the imaging industry.

Net interest expense for the first nine months of 1994 decreased from the comparative nine month period of 1993, as a result primarily of a reduction in total borrowing. Total debt outstanding at October 2, 1994 was $7.9 million compared with $19.3 million at October 3, 1993, a decrease of $11.4 million. The Company's debt was reduced $5.7 million in the third quarter, as a result of the conversion of $4.5 million convertible subordinated notes into 204,545 shares of capital stock, and regularly scheduled loan repayments of $1.2 million. As a result of lower borrowings, management expects 1994 interest expense will continue to decline.

Net cash provided from operating activities in the first nine months of 1994 was $6.6 million, compared with $9.0 million in the same 1993 period. The year-to-year decrease is attributable mainly to increased working capital requirements associated with sales increases.

[PAGE]

The Company can borrow up to a maximum of $15 million under a revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full on April 14, 1996. Repayments on the revolving credit facility are necessary to the extent the Company's collateral decreases to a level which does not support borrowings under the facility, although this is not likely. Borrowings under the revolving credit facility are secured by virtually all of the Company's domestic assets other than real property and intellectual property. The Company had no borrowings under this arrangement at October 2, 1994.

Capital expenditures in the first half of 1994 and 1993 were $2.9 million and $6.3 million, respectively. The higher level of spending in 1993 reflected the acquisition and related costs of a new Poron production line, which more than doubled capacity of the Poron
Materials Division.

The Company is subject to federal, state, and local regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws. In each of these cases, Rogers is one of a group of potentially responsible parties (PRPs). Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other responsible parties. The Company also may have some insurance coverage with respect to these matters. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to polychlorinated biphenyl (PCB) contamination in the soil beneath a small section of cement flooring at the East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by Rogers' environmental engineers and consultants, the Company recorded a provision of approximately $450,000 in the third quarter 1994 to cover the costs of this plan. Management believes, based on facts currently available, that the implementation of the aforementioned plan will not have a material additional impact on earnings.

At October 2, 1994 other accrued liabilities were greater than year-end 1993 primarily as a result of reserves established for PCB clean-up.

The Company has not had any material recurring costs and capital expenditures relating to the above environmental matters, except as specifically described above.

[PAGE]

                              PART II - OTHER INFORMATION

Item 6.    Reports on Form 8-K

           (b) There were no reports on Form 8-K filed for the nine months ended October 2, 1994.


               EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                  Three Months Ended:     Nine Months Ended:
                                ----------------------------------------------
                                October 2,  October 3,  October 2,  October 3,
                                   1994         1993        1994        1993
                                ----------------------------------------------
1. Net income                   $2,696,000  $1,712,000  $7,354,000  $4,965,000
                                ==============================================
2. Weighted average number of
   shares outstanding during
   period                        3,508,534   3,114,355   3,338,326   3,110,965

3. Net effect of dilutive stock
   options - based on the
   treasury stock method using
   average market price            177,307      95,811     161,103      43,986
                                 ---------------------------------------------
4. Total weighted average number
   of shares and capital
   equivalent shares assumed
   outstanding                   3,685,842   3,210,166   3,499,429   3,154,951

5. Additional net shares,
   issuable when market value
   at period end exceeds average
   market value during period        8,671     26,457       24,876      78,282
                                 ---------------------------------------------
6. Shares assumed outstanding
   for computation of fully
   diluted earnings per share    3,694,513  3,236,623    3,524,305   3,233,233
                                 =============================================
   Net income per capital share
   (1 / 2)                            $.77       $.55        $2.20       $1.60
                                 =============================================
   Net income per capital share
   and capital share equivalent
   (1 / 4)                            $.73       $.53        $2.10       $1.57
                                 =============================================
   Net income per capital share
   assuming full dilution (1 / 6)     $.73       $.53        $2.09       $1.54
                                 =============================================

This calculation is submitted in accordance with Regulation S-K Item 601(b)(11).

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


Dated:  November 14, 1994

[PAGE]