Form 10-K
ROGERS CORP
filed 1995-03-29
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                      	Washington, D. C. 20549

                            	FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended January 1, 1995

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

                   Address of principal executive offices:
                          One Technology Drive
                              P.O. Box 188
                     Rogers, Connecticut 06263-0188

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

	The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1995:

               	Capital Stock, $1 Par Value--$187,397,064

	The number of shares outstanding of the Registrant's classes of capital stock as of February 1, 1995:

               	Capital Stock, $1 Par Value--3,524,053 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended January 1, 1995 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1995 annual meeting of stockholders to be held April 18, 1995, are incorporated by reference into
Part III.

                            TABLE OF CONTENTS



                                PART I


Item                                                               Page

 1. Business                                                         1

 2. Properties                                                       4

 3. Legal Proceedings                                                5

 4. Submission of Matters to a Vote of Security-Holders              5

    Executive Officers                                               5



                               PART II


 5. Market for Registrant's Common Equity and Related Stockholder
    Matters                                                           6

 6. Selected Financial Data                                           6

 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                             6

 8. Financial Statements and Supplementary Data                       6

 9. Changes in and Disagreements with Auditors on Accounting and
    Financial Disclosure                                              6



                              PART III


10. Directors and Executive Officers of the Registrant                7

11. Executive Compensation                                            7

12. Security Ownership of Certain Beneficial Owners and Management    7

13. Certain Relationships and Related Transactions                    7


                              PART IV


14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  8



                             SIGNATURES

   Signatures                                                        13

                                 PART I

Item 1.  BUSINESS

                                GENERAL

Rogers Corporation, founded in 1832, is one of the oldest, publicly traded U.S. companies in continuous operation. Rogers has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and to a range of specialty polymer composite materials.

The Company's strategy in the 1980's was to concentrate a substantial portion of its development, manufacturing and marketing resources on electronic components. Rogers largest single division in the 1980's manufactured and sold flexible interconnections primarily for computer disk drives.

In 1992, under new leadership, Rogers began a process of refocusing its business on its core competencies in specialty polymer composite materials, and on the application of these materials technologies to identified market needs. These materials operations were the core activities responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the Company's profits in the 1980's. These profits were often offset by substantial losses in the Company's electronic components businesses.

The Company divested its major electronic components businesses during the 1992 - 1994 period. The Company's organization has been repositioned and research and development efforts related to electronic components, such as multi-chip modules, have been discontinued. Resources have been shifted to materials-related projects in both the Polymer Product and Electronic Product business segments. In addition, longer term business planning disciplines have been implemented to ensure that research and development efforts, capacity expansions, and intensified sales and marketing activities are convergent with specifically identified worldwide markets.

In the Polymer Products Group, the Company has been concentrating on high performance elastomer materials and components, and on moldable composites. In the Electronic Products Group, concentration has shifted to circuit materials for high frequency uses and flexible circuit materials.


           BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 40-41 of the annual shareholders' report for the year ended January 1, 1995, is incorporated herein by reference.


                                  PRODUCTS

Rogers Corporation manufactures specialty polymer composite materials and components which it markets around the world. Rogers has two business segments: Polymer Products and Electronic Products. Nearly all products in both business segments are based on Rogers technology in polymer composite materials.

Polymer Products include high performance elastomer materials, high performance elastomer components, and moldable composite materials. The Rogers INOAC Corporation (RIC) 50% owned joint venture with INOAC Corporation of Japan, and the Durel Corporation 50% owned joint venture with Minnesota Mining and Manufacturing Company (3M), extend and complement Rogers worldwide businesses in polymer products. Trade names for Rogers Polymer Products include PORON(R), R/bak(R), Nitrophyl(R), and ENDUR(R). Polymer Products are sold to manufacturers in the consumer products, transportation, imaging, and computer and peripheral markets.

Electronic Products include materials for high frequency printed circuit boards, materials for flexible printed circuit boards, high frequency printed circuits, and power distribution bus bars. Trade names for Rogers high frequency circuit board materials include DUROID(R), RT/duroid(R), TMM(R), and RO3000(R) materials, a new family of high frequency circuit materials for commercial wireless communication applications. Trade names for flexible circuit materials include FLEX-I-MID(R), which is manufactured by Mitsui Toatsu Chemicals Inc. (MTC) of Japan, and R/flex(R). Electronic Products are sold principally to independent and captive printed circuit board manufacturers, where these materials are converted to circuits for computers and peripherals, microwave and RF transmissions, wireless communication equipment, and consumer products.

                                 BACKLOG

Excluding joint venture activity, the backlog of firm orders for Polymer Products was $13,835,000, $11,539,000, and $11,071,000 at January 1, 1995,
January 2, 1994, and January 3, 1993, respectively. The year-end increase from 1993 to 1994 was due to stronger sales and large blanket orders from several key customers. The backlog of firm orders for Electronic Products was $9,057,000, $11,374,000, and $19,987,000 at January 1, 1995, January 2, 1994,
and January 3, 1993, respectively. The year-end decreases from 1993 to 1994 and from 1992 to 1993 are attributable to the divestitures of the U.S. power distribution business and the flexible interconnections business, respectively. The amount of unfilled orders is reasonably stable throughout the year. Backlogged orders are generally filled within two months.


                            RAW MATERIALS

The manufacture of both Polymer and Electronics Products requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply which, if discontinued, could interrupt production. When this has occurred in the past, the Company has purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.


                              EMPLOYEES

The Company employed an average of 467 people in the Polymer Products operations and 510 people in the Electronic Products operations during 1994.


                             SEASONALITY

In the Company's opinion, neither the Polymer Products business nor the Electronics Products business is seasonal.

                        CUSTOMERS & MARKETING

Rogers products were sold to approximately 2,200 customers worldwide in 1994. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within each of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

The Company markets its products throughout the United States, and sells in foreign markets directly, through distributors and agents, and through its 50% owned joint venture in Japan. More than 90% of the Company's net sales are sold through its own domestic and foreign sales force. In 1994, Rogers market segment groupings included communications, computers and peripherals, imaging, transportation, and consumer products.

                               COMPETITION

There are no firms which compete with Rogers across its full range of product lines. However, each Rogers product faces competition in each business segment in domestic and foreign markets. Competition comes from firms of all sizes and types. Rogers strategy is to offer technically advanced products which are price competitive in their markets, and to link the offerings with market knowledge and customer service. This serves to differentiate Rogers products in many markets.


                         RESEARCH & DEVELOPMENT

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to both business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection. Although Rogers vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market position. The Company also owns a number of registered and unregistered trademarks which it believes to be of importance.

During its fiscal year 1994, Rogers spent $9,230,000 on research and development activities, compared with $9,495,000 in 1993, and $12,441,000 in 1992. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $6,730,000, $6,743,000 and $8,196,000, in 1994, 1993, and 1992, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.


                       ENVIRONMENTAL REGULATION

During fiscal year 1994, the Company spent $0.4 million on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 1995 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $1.7 million, $1.1 million of which is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 14 years.

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well-maintained, in good operating condition, and suitable for its current and anticipated business. Operating capacity can be increased by additional worker hours at several of the Company's locations. Also, adequate land is available for foreseeable future requirements at each of the Company's owned plants.


                                      Floor
                                      Space
                                   (Square Feet)	Type of Facility

Polymer Products

Manchester, Connecticut              166,000       Manufacturing

South Windham, Connecticut            88,000       Manufacturing

East Woodstock, Connecticut           81,000       Manufacturing


Electronic Products

Chandler, Arizona                    100,000       Manufacturing/Warehouse

Chandler, Arizona*                   142,000       Manufacturing Facility
                                                   Held for Sale

Mesa, Arizona                         68,000       Unoccupied Manufacturing
                                                   Facility Held for Sale

San Diego, California**               37,000       Manufacturing/Warehouse

Rogers, Connecticut                  285,000       Manufacturing/Warehouse

Ghent, Belgium                        85,000       Manufacturing

Tokyo, Japan***                        1,500       Sales Office


Corporate

Rogers, Connecticut                  127,000       Corporate Headquarters/
                                                   Research and Development


* The Company is leasing this facility to the purchaser of the flexible interconnections business, which was sold in 1993, and to one of the Company's joint ventures.
** Current lease expires February 2001.
***Current lease expires September 1995.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company has been named as a PRP in six cases involving waste disposal sites, all of which are superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other potentially responsible parties. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

The Company is not involved in any other litigation which management believes will materially and adversely affect its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.


EXECUTIVE OFFICERS OF THE COMPANY
                                                        Served in
                                                       this capacity
      Name                           Title                 since        Age

Harry H. Birkenruth   President and Chief Executive
                      Officer                               1992         63

Aarno A. Hassell      Vice President, Market and Venture
                      Development                           1988         55

Bruce G. Kosa         Vice President, Technology            1994         55

William A. Krein      Vice President, Finance; Chief
                      Financial Officer and Secretary       1994         54

John A. Richie        Vice President, Human Resources       1994         47

Robert D. Wachob      Vice President, Sales and Marketing   1990         47

Robert M. Soffer      Treasurer and Assistant Secretary     1987
                      Clerk                                 1992         47

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

Mr. Birkenruth, Mr. Hassell, and Mr. Soffer have held executive office with the Company for the past five years as their principal occupation. Mr. Birkenruth was Senior Vice President, Polymer Products Group until August 1990 and Executive Vice President until April 1992. Mr. Hassell was Vice President, Circuit Materials Group until August 1994. Mr. Soffer served as Treasurer and Assistant Secretary for the past five years.

Mr. Krein was elected to the positions of Vice President Finance, Chief Financial Officer and Secretary in October 1994. Prior to his employment with the Company, he was Senior Vice President, Finance and Administration and Chief Finance Officer at Alpha Industries, Inc., a Massachusetts-based company, since August 1989. Mr. Kosa was elected to the office of Vice President, Technology in October 1994 after serving as Technical Director since August 1992 and as Director of Product Development from December 1983. Mr. Richie was elected to the position of Vice President, Human Resources after serving as Director of Human Resources from July 1992, Director of Compensation and Benefits from August 1991, and Director of Employee Relations and Employment since January 1989. Mr. Wachob was elected to the office of Vice President, Sales and Marketing in October 1990 after serving as Director of Marketing since July 1984. Mr. Soffer was elected as Clerk in February 1992.


                                 	PART II


Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 43, under the caption "Restriction on Payment of Dividends" in Note I on page 34, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 47 of the 1994 annual report to shareholders.


Item 6.	SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 23 of the 1994 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."


Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 44 through 47 of the 1994 annual report to shareholders.


Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages 24 through 41 and under the caption "Quarterly Results of Operations (Unaudited)" on page 43 of the 1994 annual report to shareholders.


Item 9.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

None

                              	PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 4 of the Registrant's definitive proxy statement dated March 13, 1995, for its 1995 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Executive Compensation" on pages 8 through 14 of the Registrant's definitive proxy statement, dated March 13, 1995, for its 1995 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 5 and "Beneficial Ownership of More than Five Percent of the Corporation's Stock" on page 6 of the Registrant's definitive proxy statement, dated March 13, 1995, for its 1995 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to certain relationships and related transactions included under the caption "Other Arrangements and Payments" on page 15 of the Registrant's definitive proxy statement, dated March 13, 1995, for its 1995 annual meeting of stockholders filed pursuant to
Section 14(a) of the Act.

                               	PART IV


Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


(a)(1) - The following consolidated financial statements of Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended January 1, 1995, are incorporated by reference in Item 8:

         Consolidated Balance Sheets--January 1, 1995 and January 2, 1994 Consolidated Statements of Operations and Retained Earnings
           (Deficit)--Fiscal Years Ended January 1, 1995, January 2, 1994, and January 3, 1993
         Consolidated Statements of Cash Flows--Fiscal Years Ended January 1,
           1995, January 2, 1994, and January 3, 1993
         Notes to Consolidated Financial Statements--January 1, 1995

   (2) -	The following consolidated financial statement schedule of Rogers
         Corporation and consolidated subsidiaries is included in Item 14(d):

      			Schedule II - Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


The following financial statements and schedules and Accountants'
Compilation Report are filed as Exhibit 29a to this report:


   Rogers INOAC Corporation (a 50/50 joint venture)
    Accountants' Compilation Report
    Balance Sheets--October 31, 1994 (Unaudited) and 1993 Statements of Income and Retained Earnings--Fiscal years ended
      October 31, 1994 (Unaudited), 1993, and 1992
    Statements of Cash Flows--Fiscal years ended October 31, 1994
      (Unaudited), 1993, and 1992
    Notes to Financial Statements--October 31, 1994 (Unaudited)
    Schedule II--Valuation and Qualifying Accounts (Unaudited)
    Schedule III--Short-Term Borrowings (Unaudited)

(3)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

	3a	Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as
    Exhibit 3a to the Registrant's Annual Report on Form 10-K (File No. 1-
    4347) for the fiscal year ended January 1, 1989 and are hereby incorporated by reference.

	3b	Articles of Amendment, filed with the Secretary of State of the
    Commonwealth of Massachusetts on August 10, 1966, were filed as
    Exhibit 3b to the Registrant's Annual Report on Form 10-K (File No. 1-
    4347) for the fiscal year ended January 1, 1989 and are hereby incorporated by reference.

	3c	Articles of Merger of Parent and Subsidiary Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on
    December 29, 1975, were filed as Exhibit 3c to the Registrant's Annual
    Report on Form 10-K (File No. 1-4347) for the fiscal year ended
    January 1, 1989 and are hereby incorporated by reference.

	3d	Articles of Amendment, filed with the Secretary of State of the
    Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit
    3d to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1989 and are hereby incorporated by reference.

	3e	Articles of Amendment, filed with the Secretary of State of the
    Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit
    3e to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1989 and are hereby incorporated by reference.

	3f	Articles of Amendment, filed with the Secretary of State of the
    Commonwealth of Massachusetts on April 2, 1982, were filed as Exhibit
    3f to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1989 and are hereby incorporated by reference.

	3g	Articles of Merger of Parent and Subsidiary Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on
    December 31, 1984, were filed as Exhibit 3g to the Registrant's Annual
    Report on Form 10-K (File No. 1-4347) for the fiscal year ended
    January 1, 1989 and are hereby incorporated by reference.

	3h	Articles of Amendment, filed with the Secretary of State of the
    Commonwealth of Massachusetts on April 6, 1988, were filed as Exhibit
    3h to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1989 and are hereby incorporated by reference.

	3i	By-Laws of the Company as amended on March 28, 1991 and September 10,
    1991, were filed as Exhibit 3i to the Registrant's Annual Report on
    Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1991 and are hereby incorporated by reference.

	3j	Articles of Amendment, as filed with the Secretary of State of the
    Commonwealth of Massachusetts on May 24, 1994, are filed herewith.

	4a	Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual
    Report on Form 10-K.  The Registrant hereby undertakes to file these instruments with the Commission upon request.

	4b	Shareholders' Rights Plan adopted on March 20, 1987, was filed as
    Exhibit 4b to the Registrant's Report on Form 8-K (File No. 1-4347) dated March 20, 1987 and is hereby incorporated by reference.

10a Rogers Corporation Incentive Stock Option Plan (1979, as amended July
    9, 1987) was filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 3, 1988 and is hereby incorporated by reference.

10b Description of the Company's Life Insurance Program, was filed as
    Exhibit K to the Registrant's Annual Report on Form 10-K (File No. 1-
    4347) for the fiscal year ended December 28, 1980 and is hereby incorporated by reference.

10c Rogers Corporation Annual Incentive Compensation Plan (1988, as amended February 24, 1994), was filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 2, 1994 and is hereby incorporated by reference.

10d Rogers Corporation 1988 Stock Option Plan (As amended December 17,
    1988 and September 14, 1989) is filed herewith.

10e Rogers Corporation 1990 Stock Option Plan (As amended on November 6,
    1991 and February 2, 1993) is filed herewith.

10f Rogers Corporation Deferred Compensation Plan (1983) was filed as
    Exhibit O to the Registrant's Annual Report on Form 10-K (File No. 1-
    4347) for the fiscal year ended January 1, 1984 and is hereby incorporated by reference.

10g Rogers Corporation Deferred Compensation Plan (1986) was filed as
    Exhibit 10e to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 3, 1988 and is hereby incorporated by reference.

10h Rogers Corporation 1994 Stock Compensation Plan was filed as Exhibit A to the Registrant's Proxy Statement(File No. 1-4347) dated March 23, 1994, and is hereby incorporated by reference.

10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-
    Employee Directors (1994) is filed herewith.

10j Rogers Corporation Voluntary Deferred Compensation Plan for Key
    Employees (1994, as amended on October 18, 1994 and December 22, 1994) is filed herewith.

11  Statement Re:  Computation of Per Share Earnings is filed herewith.

13 Rogers Corporation 1994 Annual Report to Shareholders is filed herewith.

21  Subsidiaries of the Registrant is filed herewith.

23  Consent of Independent Auditors is filed herewith.

27  Financial Data Schedule is filed herewith.

29a Rogers INOAC Corporation Unaudited Financial Statements are filed herewith.


(b) No reports on Form 8-K were filed related to the three months ended January 1, 1995.

(c)	Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	Financial Statement Schedule



          	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          	ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                    	(Dollars in Thousands)


                                      Additions   Additions            Balance
                          Balance at  Charged to   Charged              at End
                          Beginning   Costs and   to Other     Other      of
      Description         of Period   Expenses*   Accounts  Deductions  Period
Year ended Jan. 1, 1995:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $ 1,533     $   --      $   54   $	   --    $ 1,587

Year ended Jan. 2, 1994:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $17,805     $   --      $   --   $16,272**  $ 1,533

Year ended Jan. 3, 1993:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $    --     $17,805*    $   --   $    --   	$17,805


 * Provision for write down of assets to net realizable value included in the 1992 Cost Reduction Charge.

** Allowance of $17.1 million applicable to assets sold during 1993, net of increase in allowance of $0.8 million for remaining assets.



                               	UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-84992, 33-14347, 33-15119, 33-21121, 33-38219, 33-44087, and 33-
53353:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              			ROGERS CORPORATION
			                                 (Registrant)




                                    By s/WILLIAM A. KREIN
                                         William A. Krein
                                         Vice President, Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By s/HARRY H. BIRKENRUTH       	President (Principal
     Harry H. Birkenruth       	Executive Officer) and Director



By s/LEONID V. AZAROFF         	Director
     Leonid V. Azaroff



By s/LEONARD M. BAKER           Director
     Leonard M. Baker



By s/WALLACE BARNES            	Director
     Wallace Barnes



By s/MILDRED S. DRESSELHAUS     Director
     Mildred S. Dresselhaus



By s/DONALD J. HARPER          	Director
     Donald J. Harper



By s/GREGORY B. HOWEY          	Director
     Gregory B. Howey



By s/LEONARD R. JASKOL         	Director
     Leonard R. Jaskol



By s/WILLIAM A. KREIN          	Vice President, Finance,
     William A. Krein          	(Chief Financial Officer),
	                              	Secretary



By s/WILLIAM E. MITCHELL       	Director
     William E. Mitchell


March 29, 1995

Item 14(c) - Certain Exhibits


       	EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


                                                   Year-Ended
                                   January 1,      January 2,      January 3,
                                     1995            1994             1993

1. Net income (loss)             $ 10,134,000     $ 6,670,000    $(32,666,000)

2. Weighted average number of
   shares outstanding during
   period                           3,383,621       3,122,658       3,094,419

3. Net effect of dilutive stock
   options - based on the
   treasury stock method using
   average market price               181,037          67,221           5,127

4. Total weighted average
   number of shares and
   capital equivalent shares
   assumed outstanding              3,564,658       3,189,879       3,099,546

5. Additional net shares,
   issuable when market value
   at year-end exceeds
   average market value
   during year                         96,839          60,578           1,473

6. Shares assumed outstanding
   for computation of fully
   diluted earnings per share       3,661,498       3,250,457       3,101,019

   Net income (loss) per
     capital share (1 / 2)       $       3.00     $      2.14    $     (10.56)

   Net income (loss) per
     capital share and capital
     share equivalent (1 / 4)    $       2.84     $      2.09    $     (10.54)

   Net income (loss) per
     capital share assuming
     full dilution (1 / 6)       $       2.77     $      2.05    $     (10.53)

                	EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                         Percentage
                                         of Voting        Jurisdiction
                                         Securities     of Incorporation
                 Company                   Owned         or Organization

 Rogers L-K Corp.                           100%             Delaware

 Rogers Japan Inc.                          100%             Delaware

 TL Properties, Inc.                        100%             Arizona

 Rogers Foreign Sales Corporation           100%             U.S. Virgin Islands

 Rogers-Mektron N.V.                        100%             Belgium

 Rogers-Mektron GmbH                        100%             Germany

 Rogers-Mektron LTD.                        100%             England

 Rogers-Mektron S.A.                        100%             France

   * Rogers INOAC Corporation                50%             Japan

   * Durel Corporation                       50%             Delaware


* These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers
  Corporation.

                               	EXHIBIT 23

                     	CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Rogers Corporation of our report dated February 7, 1995, included in the 1994 Annual Report to Shareholders of Rogers Corporation.

Our audits also included the financial statement schedule of Rogers Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-14347, 33-44087, and
33-53353) pertaining to various stock option and employee savings plans of Rogers Corporation of our report dated February 7, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.





                                              ERNST & YOUNG LLP



Providence, Rhode Island
March 23, 1995

                             EXHIBIT 3J

                     The Commonwealth of Massachusetts

               OFFICE OF THE MASSACHUSETTS SECRETARY OF STATE
                     MICHAEL JOSEPH CONNOLLY, Secretary
              ONE ASHBURTON PLACE, BOSTON, MASSACHUSETTS 02108

           ARTICLES OF AMENDMENT                        FEDERAL IDENTIFICATION
    General Laws, Chapter 156B, Section 72                 NO.  06-0513860

We   Harry H. Birkenruth                                     President and
     Robert M. Soffer                                          Clerk of

                             ROGERS CORPORATION
                       (EXACT Name of Corporation)

located at:  c/o Shafner & Gillern, 75 Federal Street, 18th Floor, Boston,
             MA  02110
            (MASSACHUSETTS Address of Corporation)

do hereby certify that these ARTICLES OF AMENDMENT affecting Articles
  NUMBERED: 3
       (Number those articles 1, 2, 3, 4, 5 and/or 6 being amended hereby)

of the Articles of Organization were duly adopted at a meeting held on April 28, 1994, by vote of:

2,471,132 shares of Capital Stock out of 3,234,719 shares outstanding, type, class & series, (if any)

     being at least a majority of each type, class or series outstanding and entitled to vote thereon (1):

(1)  For amendments adopted pursuant to Chapter 156B, Section 70.

Note: If the space provided under any Amendment or item on this form is insufficient, additions shall be set forth on separate 8-1/2 x 11 sheets of paper leaving a left-hand margin of at least 1 inch for binding. Additions to more than one Amendment may be continued on a single sheet so long as each Amendment requiring each such addition is clearly indicated.

To CHANGE the number of shares and the par value (if any) of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

      WITHOUT PAR VALUE STOCKS                   WITH PAR VALUE STOCKS

   TYPE        NUMBER OF SHARES          TYPE    NUMBER OF SHARES   PAR VALUE

COMMON:                               COMMON:        10,000,000       $1.00

PREFERRED:                            PREFERRED:


CHANGE the total authorized to:

      WITHOUT PAR VALUE STOCKS                   WITH PAR VALUE STOCKS

   TYPE        NUMBER OF SHARES           TYPE   NUMBER OF SHARES   PAR VALUE

COMMON:                                COMMON:       25,000,000      $1.00

PREFERRED:                             PREFERRED:

The foregoing amendment will become effective when these articles of amendment are filed in accordance with Chapter 156B, Section 6 of The General Laws unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date. EFFECTIVE DATE:__________________________________________

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have hereunto signed our names this 28th day of April, in the year 1994.

Harry Birkenruth        President

Robert M. Soffer        Clerk

                              #465932


                  THE COMMONWEALTH OF MASSACHUSETTS

                       ARTICLES OF AMENDMENT

               GENERAL LAWS, CHAPTER 156B, SECTION 72

               =======================================


I hereby approve the within articles of amendment and, the filing fee in the amount of $15,000 having been paid, said articles are deemed to have been filed with me this 24th day of May 1994.


                     MICHAEL JOSEPH CONNOLLY
                        Secretary of State


                                              A TRUE COPY ATTEST

                                              MICHAEL J. CONNOLLY
                                              SECRETARY OF STATE

                                              DATE 8/16/94  CLERK




TO BE FILLED IN BY CORPORATION

PHOTOCOPY OF ARTICLES OF AMENDMENT TO BE SENT


TO:    Prentice Hall Legal of F.S.
       15 Columbus Circle
       NY, NY  10023

       Attn:  Mike McManus

                         Exhibit 10d

                     ROGERS CORPORATION
                   1988 STOCK OPTION PLAN
               As Restated September 14, 1989


Section 1.	Establishment, Purpose, and Effective Date of Plan

	1.1	Establishment.  Rogers Corporation hereby establishes
     the "Rogers Corporation 1988 Stock Option Plan" (the
     "Plan") for its key Employees and Directors. The Plan permits the grant of nonstatutory stock Options
     ("nonstatutory Options") or incentive stock Options upon the recommendation of the President and the approval of the Committee, and also provides for the grant of Directors' Options.

	1.2	Purpose.  The purpose of the Plan is to advance the
     interests of the Company and its stockholders by providing key Employees and Directors of the Company with an incentive to achieve superior Company performance, by encouraging them to take an equity interest in the success of the Company through Stock ownership, and by enabling the Company to attract and retain the services of key Employees and Directors upon whose judgment, interest, and special effort the successful conduct and profitability of its operations are largely dependent.

	1.3	Effective Date.  The effective date of this restatement
     is September 14, 1989, the date it was adopted by the Board. This restatement incorporates certain amendments: On September 14, 1989 the Plan was amended, effective as of the original effective date, to clarify that elections by members of the Committee to receive
     Directors' Options must be one-time, irrevocable elections and, effective as of September 14, 1989, to clarify the procedures for elections by Committee members to receive Directors' Options, the time periods to which all Directors' Options relate, and to permit any Director to waive his or her eligibility to participate in the Plan. On February 7, 1989 the Plan was amended to permit individuals not subject to Section
     16(b) of the Act to make limited transfers of nonstatutory options and on December 13, 1988 the Plan was amended to clarify that the term "Director" included a Director Emeritus. The Plan originally became effective on the date of its approval by vote of the holders of a majority of the outstanding shares of the Company's Capital Stock present, in person or by proxy, and entitled to vote at a duly held meeting of the shareholders.

Section 2.	Definitions

	2.1	Definitions.  Whenever used herein, the following terms
     shall have their respective meanings set forth below:

		(a)	"Award" means any Stock Option granted under this
      Plan.

		(b)	"Board" means the Board of Directors of the
      Company.

		(c)	"Code" means the Internal Revenue Code of 1986, as
      amended.

		(d)	"Committee" means the Compensation Committee of the
      Board so long as it is composed of three or more persons all of whom are "outside," independent directors who are "disinterested" within the meaning of Rule 16b-3 under the Securities Exchange
      Act of 1934 (the "Act"); if said Compensation
      Committee at any time fails to be so composed, "Committee" shall mean a committee appointed by the Board that is so composed. No person, while a member of the Committee, shall be eligible for selection as an Optionee under the Plan, and no person shall become a member of the Committee if, within one year prior to becoming a member, that person shall have been eligible for selection as an Optionee under the Plan; provided that, notwithstanding the above, each Committee member shall be entitled to receive Directors' Options.

		(e)	"Company" means Rogers Corporation.

		(f)	"Director" means an individual serving as a member
      of the Board or a Director Emeritus.

		(g)	"Director's Option" means an Option granted
      pursuant to Section 7.8.

		(h)	"Disability" means any medically determinable
      physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months and that results in an individual's inability to perform services in the job position (or the substantial equivalent thereof) held by the individual immediately prior to such impairment; provided that, for purposes of incentive stock Options,

                                2

                              F-9

 "Disability" means disability as defined in Code S22(e)(3).

		(i)	"Employee" means a regular salaried employee
      (including officers and those directors who are also employees) of the Company and/or its Subsidiaries, or any branch or division thereof;
      "key Employee" means an executive, administrative, management, technical or other similar professional
      Employee who is determined by the Committee to be eligible to receive Options under this Plan.

		(j)	"Employment" means employment as an Employee of the
      Company and/or any Subsidiary and "Termination of Employment" shall mean termination of the individual's Employment by the Company and all of its Subsidiaries; solely for purposes of Directors'
      Options, "Employment" shall mean performance of services as a Director.

		(k)	"Fair Market Value" as of any date means the mean
      of the highest and lowest selling prices for Stock as quoted in the American Stock Exchange Composite
      Transactions in The Wall Street Journal on the business day immediately preceding that particular date.

		(l)	"Option" means the right to purchase Stock under
      this Plan at a stated price for a specified period of time. Options granted hereunder will be either
      "incentive stock options" within the meaning of
      Section 422A of the Code or nonstatutory stock options not intended to satisfy the requirements of Code S422A.

		(m)	"Optionee" means any individual to whom an Option
      is granted under the Plan.

		(n)	"Parent Corporation" means a parent (if any) of the
      Company as defined in Code S425(e).

		(o)	"President" means the President of Rogers
      Corporation.

		(p)	"Retirement" (including "Early Retirement" and
      "Normal Retirement") means Termination of
      Employment for reasons as defined by the Rogers
      Corporation Pension Plan for Salaried Employees.

		(q)	"Stock" means the Capital Stock of the Company.

		(r)	"Subsidiary" means any corporation, partnership,
      joint venture or other entity, domestic or foreign, in which the Company, either directly or through another Subsidiary or Subsidiaries, has a 50% or more ownership interest.

		(s)	"Subsidiary Corporation" means a subsidiary of the
      Company as defined in Code S425(f).

	2.2	Gender and Number.  Except when otherwise indicated by
     the context, words in the masculine gender when used in the Plan shall include the female gender, the singular shall include the plural, and the plural shall include the singular.

Section 3.	Eligibility

	3.1	Eligibility.  Options other than Directors' Options may
     be granted to those key Employees who are in a position to contribute materially to the Company's continued growth and development and to its long-term financial success and who are recommended by the President and approved by the Committee; nonemployee Directors shall be entitled to receive Directors' Options, pursuant to
     Section 7.8.

Section 4.	Administration

	4.1	Administration.  The Committee shall be responsible for
     the administration of the Plan. The Committee is authorized to approve or disapprove Option grants recommended by the President, to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, to provide for conditions and assurances deemed necessary or advisable to protect the interests of the Company, and to make all other determinations necessary or advisable for the administration of the Plan, but only to the extent not contrary to the express provisions of the Plan. All determinations, interpretations, decisions and selections made by the Committee pursuant to this Plan shall be made by vote of a majority of the Committee present at a meeting at which a majority of members is present or by the unanimous written consent of the members of the Committee. Determinations, interpretations, or other actions made or taken by the Committee pursuant to the provisions of the Plan shall be final, binding and conclusive for all purposes and upon all persons whomsoever.

Section 5.	Stock Subject to Plan

	5.1	Number.  The total number of shares of Stock that may be
     made subject to Awards under the Plan may not exceed
     190,000, subject to adjustment upon occurrence of any of the events indicated in Section 5.3. The shares to be delivered under the Plan may consist, in whole or in part, of authorized but unissued Stock or treasury Stock not reserved for any other purpose.

	5.2	Lapsed Awards.  Any shares of Stock subject to an Award
     that terminates, expires, or lapses for any reason, and any shares purchased pursuant to an Award and subsequently repurchased by the Company pursuant to the terms of the Award, shall again be available for the grant of an Award.

	5.3	Adjustment in Capitalization.  In the event of any
     change in the outstanding shares of Stock that occurs after approval of the Plan by the shareholders of the Company by reason of a Stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares, or other similar corporate change as to which the Company is a surviving corporation, the aggregate number of shares of Stock that thereafter may be optioned and sold under this Plan and the number, kind and option price of shares subject to each then outstanding Option, shall be adjusted appropriately by the Committee, whose determination shall be conclusive; provided, however, that fractional shares shall be rounded to the nearest whole share. Upon a determination by the Board that an event has occurred that will or is likely to result in a merger or a similar reorganization which the Company will not survive or a sale of all or substantially all of the assets of the Company (a
     "cessation event"), the unexercised portion of all outstanding Options shall become exercisable in full immediately (or 180 days preceding such cessation event, if later). The occurrence of a cessation event shall cause every Option outstanding hereunder to terminate, to the extent not then exercised, unless any surviving entity agrees to assume the obligations hereunder.

Section 6.	Duration of Plan

	6.1	Duration of Plan. The Plan shall remain in effect,
     subject to the Board's right to terminate the Plan earlier pursuant to Section 10 hereof, until all Stock subject to it shall have been purchased or acquired pursuant to the provisions hereof; provided, that no incentive stock Option may be granted after ten years from the date this Plan is adopted.

Section 7.	Stock Options

	7.1	Grant of Options.  Subject to the provisions of Sections
     5 and 6, Options other than Directors' Options may be granted to key Employees at any time and from time to time as shall be recommended by the President and approved by the Committee, and the Committee shall have complete discretion in determining the number of Options granted to each key Employee and the number of shares of Stock subject to each Option. Nonemployee Directors shall be entitled to receive Directors' Options pursuant to Section 7.8.

	7.2	Option Agreement.  Each Option shall be evidenced by an
     Option agreement, which shall specify the type of Option granted, the Option price, the duration of the Option, the number of shares of Stock to which the Option pertains and such other provisions as the Committee shall determine.

	7.3	Option Price.  Subject to Section 7.7, and except as
     provided in Section 7.8, no incentive stock Option granted pursuant to the Plan shall have an Option price that is less than the Fair Market Value of the Stock on the date the Option is granted, and no nonstatutory
     Option, other than a Director's Option, granted pursuant to the Plan shall have an Option price that is less than 50% of the Fair Market Value of the Stock on the date the Option is granted.

	7.4	Duration of Options.  Subject to Section 7.7, each
     Option shall expire at such time as the Committee shall determine at the time it is granted; provided, however, that no Option shall be exercisable later than ten years from the date of grant.

	7.5	Exercise of Options.  Subject to Section 7.7, Options
     granted under the Plan shall be exercisable for the full amount or for any part thereof and at such intervals or in such installments as the Committee may determine at the time it grants such Option.

	7.6	Payment.  The purchase price of Stock upon exercise of
     any Option shall be paid in full either (i) in cash,
     (ii) in Stock held for a minimum of six months valued at its Fair Market Value on the date of exercise, or (iii) by a combination of (i) and (ii) in the manner provided in the Option agreement.

	7.7	Restrictions on Incentive Stock Options.  Incentive
     stock Options (but not nonstatutory Options) granted under this Plan shall be subject to the following restrictions:

     			(a)	Limitation on Number of Shares.  Except as
     otherwise permitted by law, the aggregate Fair Market
     Value, determined as of the date the incentive stock
     Option is granted, of the shares with respect to which incentive stock Option are exercisable for the first time by an Optionee during any calendar year shall not exceed $100,000 (the "$100,000 limitation"). In the event that an Optionee is eligible to participate in any other incentive stock option plan of the Company or any Parent Corporation or Subsidiary Corporation which is also intended to comply with the provisions of Section
     422A of the Code, the $100,000 limitation shall apply to the aggregate number of shares for which incentive stock options may be granted under all such plans.

     			(b)	10% Stockholder.  If any Employee to whom an
     incentive Stock Option is granted pursuant to the provisions of the Plan is, on the date of grant, the owner of stock (as determined under Section 425(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of the Company or any Parent Corporation or Subsidiary Corporation, then the following special provisions shall be applicable to the incentive stock Option granted to such individual:

	    	 (i)	The option price per share subject to such
           incentive stock Option shall not be less than 110% of the Fair Market Value of one share on the date of grant; and

    		(ii)	The incentive stock Option shall not have a term in
           excess of five (5) years from the date of grant.

	7.8	Directors' Options.  Each nonemployee Director shall
     receive a nonstatutory Option each calendar year in lieu of cash Director's fees he or she would otherwise receive for such year, but only if the Director makes a written election to waive receipt of all or a portion of such cash fees ("Director's Option"). With respect to any nonemployee Director who is not and has never been a member of the Committee, such election to waive fees shall be made during the 60-day period immediately preceding January 1 of a calendar year (the "Election
     Period") and shall be effective for such calendar year.
     With respect to any nonemployee Director who is or has been a member of the Committee, such election must (a) be a one-time, irrevocable written election; (b) be made before the earlier of (i) the expiration of the first
     Election Period to
     occur at the time of or after the
     director becomes a member of the Committee or (ii) the expiration of 90 days from the later of (A) the effective date of this Restatement or (B) the date on which the nonemployee Director first becomes a member of the Committee; and (C) be effective for the period beginning on the first January 1 following such election and ending on the earlier of the date the individual ceases to be a Director or date the Plan terminates.
     Directors' Options shall be granted on each July 15 and January 15 (or the next following business day, if such date is not a business day) with respect to the waived amount of fees earned for the six-month period ending
     June 30 and December 31, respectively. The Option price per share shall equal $1.00. The number of shares subject to a Director's Option shall be determined by dividing the sum of the waived amount of the Director's fees earned for attendance at Board meetings and committee meetings and the Director's prorated annual retainer for the applicable six-month period by the difference between the Fair Market Value of a share of Stock on the date of grant and $1.00. The Director's
     Option shall be granted for the whole number of shares so determined; the value of any fractional share shall be paid in cash. Notwithstanding anything to the contrary in this Paragraph 7.8, a nonemployee Director may elect to waive his or her eligibility to receive a Director's Option under the Plan provided such waiver is for a period of at least 12 months.

	7.9	Restrictions on Stock Transferability; Registration.
     The Committee shall impose such restrictions on any shares of Stock acquired pursuant to the exercise of an Option under the Plan as it may deem advisable, including, without limitation, restrictions under applicable federal securities laws, under the requirements of any stock exchange upon which such shares of Stock are then listed and under any blue sky or state securities laws applicable to such shares.

   		The Committee, in its sole discretion, shall have the right at any time, and from time to time, if it deems such to be in the best interests of the Company and its stockholders, to cause the Company to file and to thereafter process an appropriate registration statement with the Securities and Exchange Commission and with appropriate state securities laws regulators pertaining to the offer and sale of shares of Stock issued or issuable upon exercise of such Options and to the public resale of such shares.

	7.10	Termination of Employment Due to Retirement.  In the
      event that an Optionee has a Termination of Employment by reason of Normal Retirement or Early Retirement, any restriction on exercise applicable to any outstanding
      Options held by such Optionee pursuant to Section 7.5 hereof shall automatically terminate and, except as otherwise provided in Section 7.9, such Options shall thereby be free of restrictions and shall be immediately and freely exercisable. In the case of the Normal
      Retirement or Early Retirement of an Optionee, any outstanding nonstatutory Options, or unexercised portion thereof, held by the Optionee may be exercised at any time prior to the expiration date of the Options or within a three-year period after the date of such Retirement, whichever period is shorter; any outstanding incentive stock Option, or unexercised portion thereof, held by the Optionee may be exercised at any time prior to the expiration date of the Options or within a three-month period after the date of such Retirement, whichever period is shorter. Upon the expiration of any such period, the Option shall terminate.

	7.11	Termination of Employment Due to Death or Disability.
      In the event of an Optionee's Termination of Employment by reason of death or Disability, any outstanding Option held by such Optionee, or unexercised portion of such-
      Option, to the extent exercisable on the date of death or Disability, may be exercised at any time prior to the expiration date of the Option or within twelve months after such date of Termination of Employment, whichever period is shorter. Upon the expiration of such period, the Option shall terminate.

	7.12	Termination of Employment for Reasons Other Than Death,
      Disability, or Retirement. In the event of an Optionee's Termination of Employment for any reason other than death, Disability, Normal or Early
      Retirement, all Options held by such Optionee, or unexercised portion thereof, to the extent exercisable on the date of such termination of Employment, may be exercised at any time within a period of three months after such Termination of Employment. Upon the expiration of such period, the Option shall terminate and shall not thereafter be exercisable.

	7.13	Nontransferability of Options.  An Optionee who is not
      subject to Section 16(b) of the Act may transfer a nonstatutory Option granted under the Plan to a family member, trust, or charitable organization to the extent permitted by applicable law, provided that the transferee agree in writing with the Company to be bound by all the terms of such nonstatutory Option and the terms of the Plan. Except as permitted in the preceding sentence, Options granted under the Plan may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated, otherwise than by will or the laws of descent and distribution. Unless transferred as permitted in this Section, all Options granted to an Optionee under the Plan shall be exercisable during his lifetime only by such Optionee.

	7.14	No Rights as Stockholder. No Optionee shall have any
      rights as a stockholder with respect to shares of Stock covered by an Option until the date of issuance of a stock certificate for such shares. Except as provided in
      Section 5.3, no adjustment shall be made for dividends or other rights the record date for which is prior to the date of issuance of such certificate.

Section 8.	Beneficiary Designation.

	8.1	Beneficiary Designation.  Each Optionee may name, from
     time to time, any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid in case of his or her death before he or she receives any or all of such benefit. Each designation will revoke all prior designations by the same Optionee, shall be in a form prescribed by the Committee, and shall be effective only when filed by the Optionee in writing with the Committee during his or her lifetime. In the absence of any such designation, benefits remaining unpaid at the Optionee's death shall be paid to his or her estate.

Section 9.	Rights of Employees

	9.1	Employment.  Nothing in the Plan shall interfere with or
     limit in any way the right of the Company to terminate any Optionee's Employment at any time, nor confer upon any Optionee any right to continue in the service of the Company.

	9.2	Participation.  No Employee shall have a right to be
     granted any Award or, having received an Award, to again be granted an Award.

Section 10.	Amendment, Modification, and Termination of Plan

	10.1	Amendment, Modification, and Termination of Plan.  The
      Board at any time may terminate, and from time to time may amend or modify, the Plan, provided:

      		(a)	that no such termination or amendment shall
      adversely affect or impair any then outstanding Option without the consent of the Optionee holding such Option;
      and

      		(b) that any such amendment which:

         		  (i)	increases the maximum number of shares of Stock
                 subject to this Plan,

         		 (ii)	changes the class of persons eligible to
                 participate in this Plan, or

         		(iii) materially increases the benefits accruing to
                 participants under this Plan

         		shall be subject to approval by the shareholders of the Company within one (1) year from the effective date of such amendment and shall be null and void if such approval is not obtained.

Section 11.	Tax Withholding

	11.1	Tax Withholding.  The Company's obligation to deliver
      shares upon exercise of an Option, in whole or in part, shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The Optionee may satisfy the obligation(s), in whole or in part, by electing (i) to make a cash payment to the Company, (ii) to have the Company withhold shares or (iii) to deliver to the Company already-owned shares of Capital Stock, having a value equal to the amount required to be withheld. The value of shares to be withheld or of delivered shares shall be based on the Fair Market Value of a share of Capital Stock on the date the amount of tax to be withheld is to be determined (the "Tax Date").
      The Optionee's election to have shares withheld for this purpose will be subject to the following restrictions:
      (1) the election must be made prior to the Tax Date, (2) the election must be irrevocable, (3) the election will be subject to the disapproval of the Committee, and (4) if an Optionee is a person whose transactions in stock of the Company are subject to Section 16(b) of the Act, such election may not be made within six months of the date the Option is granted (except in the event of the Optionee's death or disability) and must be made either six months prior to the Tax Date or in the ten-day
      "window period" beginning on the third day following the release of the Company's quarterly or annual summary statement of sales and earnings; provided, if the Tax Date of such Optionee is deferred until six months after exercise and the Optionee elects to have shares withheld, the full number of shares will be issued on exercise but the Optionee will be unconditionally obligated to tender back to the Company the proper number of shares.

Section 12.	Requirements of Law

	12.1	Requirements of Law.  The granting of Awards and the
      issuance of shares of Stock upon the exercise of an Option shall be subject to all applicable laws, rules, and regulations and to such approvals by any governmental agencies or national securities exchanges as may be required.

	12.2	Governing Law.  The Plan, and all agreements hereunder,
      shall be construed in accordance with and governed by the laws of The Commonwealth of Massachusetts.

                       Exhibit l0e


                   ROGERS CORPORATION
                 1990 STOCK OPTION PLAN

Restatement No. 2

	1.	Purpose.  The purpose of the Rogers Corporation 1990
Stock Option Plan (the "Plan") is to advance the interests of Rogers Corporation (the "Company") and its shareholders by providing selected Key Employees with an incentive to achieve superior performance, by encouraging them to take an equity interest in the success of the Company through Stock ownership, and by enabling the Company to attract and retain the services of Key Employees upon whose judgment, interest, and special effort the successful conduct and profitability of its operations are largely dependent. It is intended that this purpose will be effected by granting nonqualified stock options pursuant to this Plan upon the recommendation of the President and the approval of the Compensation and Organization Committee (the "Committee") of the Board of
Directors of the Company (the "Board").

	2.	Effective Date.  The original effective date of this
Plan is September 13, 1990, the date it was duly adopted by the Board. Whereas the Board has retained the power to amend the Plan from time to time pursuant to the provisions of Section 12 of the Plan, the Plan was restated in its entirety effective November 6, 1991, and is hereby again restated effective February 2, 1993.

	3.	Stock Subject to the Plan.  The shares that may be
made subject to Options under this Plan shall not exceed in the aggregate 310,000 shares of Stock. The shares to be delivered upon exercise of an Option granted under the Plan may consist, in whole or in part, of authorized but unissued
Stock or treasury Stock not reserved for any other purpose.
Any shares of Stock subject to an Option that for any reason terminates, expires, or lapses unexercised with respect to shares, and any shares purchased pursuant to an Option and subsequently repurchased by the Company pursuant to the terms of the Option, shall again be available for the grant of an Option.

	4.	Administration.  This Plan shall be administered by
the Committee. The Committee is authorized to approve or disapprove Option grants recommended by the President, to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, to provide for conditions and assurances deemed necessary or advisable to protect the interests of the Company, and to make all other determinations necessary or advisable for the administration of the Plan, but only to the extent not contrary to the express provisions of the Plan. All determinations, interpretations, decisions and selections made by the Committee pursuant to this Plan shall be made by vote of a majority of the Committee present at a meeting at which a majority of members is present or by the unanimous written consent of the members of the Committee. Determinations, interpretations, or other actions made or taken by the Committee pursuant to the provisions of the Plan shall be final, binding and conclusive for all proposes and upon all persons whomsoever.

	5.	Eligible Participants. Options may be granted to and
Stock may be purchased by those Key Employees who are in a position to contribute materially to the Company's continued growth and development and to its long term financial success and who are recommended by the President and approved by the Committee. In addition, Options may be granted to and Stock may be purchased by former Employees
(including individuals who are receiving payments under the Company's severance policy) and beneficiaries of deceased
Employees, but in either case only in consideration of the cancellation of outstanding options under the Rogers
Corporation 1988 Stock Option Plan (the "1988 Plan") held by such individual, provided that any such grant shall be for a number of shares equal to the number of shares subject to the 1988 Plan options being surrendered. The Committee may also, in its discretion, grant Options to any employee of a Designated Entity in consideration of the individual's surrender of or in replacement of an equal number of Options under this Plan and/or options under the 1988 Plan and/or the Rogers Corporation Incentive Stock Option Plan (1979), and shall designate the terms and conditions of any Options so granted, including the exercise schedule, expiration date and option price for such Options, provided, however, that such Options shall expire no later than the second anniversary of the date of the spinoff or other divestiture of the applicable Designated Entity. Options may also be granted, under such terms and conditions as the Committee deems appropriate, to former employees of the Circuit
Components Division of the Company in order to treat such employees in a manner similar to employees of a Designated
Entity. Notwithstanding any of the foregoing, in no event shall an individual whose profit from transactions in Stock would be subject to recovery pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (a "S16(b)
Person") be eligible to be granted an Option under the Plan.

	6.	Duration of the Plan.  The Plan shall remain in
effect, unless terminated earlier pursuant to Section 12, until all Stock subject to it shall have been purchased or acquired pursuant to the provisions hereof. Thereafter, no Options may be granted hereunder.

	7.	Terms and Conditions of Options.  Options granted
under this Plan shall be evidenced by agreements in such form and containing such terms and conditions as the Committee shall determine; provided however, that such agreements shall evidence among their terms and conditions the following:

	(a)	Option Price.  The purchase price per share of Stock
payable upon the exercise of each Option granted pursuant to the Plan shall have an Option price that is at least equal to 50% of the fair market value per share of the Stock on the date the Option is granted. The fair market value of Stock on any date means the mean of the highest and lowest selling prices for Stock as quoted in the American Stock Exchange Composite Transactions in The
Wall Street Journal on the business day most immediately preceding the date of valuation on which such selling
Prices for stock are quoted and available ("Fair Market
Value").

	(b)	Number of Shares.  Each Option agreement shall
specify the number of shares of Stock to which it pertains.

	(c)	Exercisability.  Each Option granted pursuant to the
Plan shall be exercisable for the full amount or for any part thereof and at such intervals or in such installments as the Committee may determine at the time it grants such Option. Each Option shall expire at such time as the Committee shall determine at the time it is granted; provided however, that no Option shall be exercisable later than ten (10) years from the date of grant of the Option.

	(d)	Notice of Exercise and Payment.  An Option shall be
exercisable only by delivery of a written notice to the Company's Treasurer or any other officer of the Company designated by the Committee to accept such notices on its behalf, specifying the number of shares for which it is being exercised. The purchase price of Stock upon exercise of any option shall be paid in full either (i) in cash or by check, (ii) in stock held for a minimum of six months valued at its Fair Market Value on the date of exercise, or (iii) by a combination of (i) and (ii), as provided in the Option agreement.

	(e)	Withholding Taxes, Delivery of Shares. The Company's
obligation to deliver shares upon exercise of an Option, in whole or in part, shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The
Optionee may satisfy the obligation(s), in whole or in part, by electing (i) to make a cash payment to the Company, (ii) to have the Company withhold shares or,
(iii) to deliver to the Company already-owned shares of Stock, having a value equal to the amount required to be withheld. The value of shares to be withheld or of delivered shares shall be based on the Fair Market Value of a share of Stock on the date the amount of tax to be withheld is to be determined (the "Tax Date"). The
Optionee's election to have shares withheld for this purpose will be subject to the following restrictions: 1) the election must be made prior to the Tax Date, 2) the election must be irrevocable, and 3) the election will be subject to the disapproval of the Committee.

	(f)	Nontransferability. An Optionee who is not a S16(b)
Person may transfer an Option to a family member, trust, or charitable organization to the extent permitted by applicable law, provided that the transferee agrees in writing with the Company to be bound by all of the terms and conditions of such Option and this Plan. Except as permitted in the preceding sentence, Options granted pursuant to the Plan shall not be transferable otherwise than by will or the laws of descent and distribution, and each Option shall be exercisable during the Optionee's lifetime only by the Optionee.

	(g)	Restrictions on Transfer of Shares.  If at the time
shares of Stock are acquired on exercise of an Option those shares are not effectively registered under the Securities Act of 1933, as amended, the Optionee shall include with his or her exercise notice a letter, in form and substance satisfactory to the Company, confirming that the shares are being acquired for the Optionee's own account for investment and not with a view to distribution. In addition, the Committee shall impose such restrictions on any shares of Stock acquired pursuant to the exercise of an Option as it may deem advisable, including, without limitation, restrictions under applicable federal securities laws, under the requirements of any stock exchange upon which such shares of Stock are then listed and under any blue sky or state securities laws applicable to such shares.

	(h)	Termination of Employment.  Each Option agreement
shall contain provisions for the termination of the Option if the Optionee for any reason incurs a Termination of Employment no more favorable to the Optionee than the following:

				(i)	Retirement:  in the event of an
Optionee's Termination of Employment by reason of Retirement, any outstanding Option held by such Optionee shall become immediately vested and exercisable in full, and the Option may be exercised at any time during the period prior to the expiration date of such Option, or within the three
(3) year period after the date of such Retirement, whichever period is shorter;

				(ii)	Death or Disability:  in the event of an
Optionee's Termination of Employment by reason of death or disability (within the meaning of Code
Section 22(e)(3)), any outstanding Option held by such Optionee, to the extent exercisable on the date of death or disability, may be exercised at any time during the period prior to the expiration date of the Option, or within the twelve (12) month period after such date of Termination of Employment, whichever period is shorter;

			(iii)	Termination other than Death, Disability
or Retirement:  in the event of an Optionee's
Termination of Employment for any reason other than death, disability, or Retirement, any outstanding
Option held by such Optionee, to the extent exercisable on the date of such Termination of Employment, may be exercised at any time within the three (3) month period after such Termination of Employment, or during the period prior to the expiration date of the Option, whichever period is shorter;

	provided, however, that (1) the Committee may provide specifically in an Option agreement for such other period of time during which an Optionee may exercise an Option after Termination of Employment as the Committee may approve, subject to the overriding limitation that no Option may be exercised to any extent by anyone after the date of expiration of the Option, and (2) the Committee may, in its discretion, designate certain employees of any Designated Entity such that any Options held by such employees will continue to be treated as Options held by an active Employee as long as such employee continues to be employed by the Designated Entity; provided, however, that any Options held by such individuals shall expire no later than the second anniversary of the spinoff or other divestiture of the applicable Designated Entity.

	(i)	Rights as Shareholder.  No Optionee shall have any
rights as a shareholder with respect to shares of Stock covered by an Option until the date of issuance of a stock certificate for such shares. Except as provided in
Section 8, no adjustment shall be made for dividends or other rights, the record date for which is prior to the date of issuance of such certificate.

	8.	Stock Dividends; Stock Splits; Stock Combinations;
Recapitalizations. In the event of any change in the outstanding shares of Stock that occurs after approval of the Plan by the Board by reason of a Stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares, or other similar corporate change as to which the Company is a surviving corporation, the aggregate number of shares of Stock that thereafter may be optioned and sold under this Plan and the number, kind and Option price of shares subject to each then outstanding Option, shall be adjusted appropriately by the Committee, whose determination shall be conclusive; provided, however, that fractional shares shall be rounded to the nearest whole share. Upon a determination by the Board that an event has occurred that will or is likely to result in a merger or a similar reorganization which the Company will not survive or a sale of all or substantially all of the assets of the Company (a "Cessation Event"), the unexercised portion of all outstanding Options shall become exercisable in full immediately (or as of the date which is 180 days preceding such Cessation Event, if later than such determination).
The occurrence of a Cessation Event shall cause every Option outstanding hereunder to terminate, to the extent not then exercised, unless any surviving entity agrees to assume the obligations hereunder.

	9.	Definitions.  Whenever used herein, the following
terms shall have their respective meanings set forth below:

		(a)	"Code" means the Internal Revenue Code of
1986, as amended from time to time and regulations thereunder.

		(b)	"Designated Entity" means any Subsidiary,
division or other identifiable business operation of the Company which is spun-off or otherwise divested by the Company and which is designated as such by the Committee for purposes of this Plan. Any such designation, and all references to the Designated Entity, shall include the successor entity with respect to such business operation.

		(c)	"Employee" means a regular salaried employee
of the Company, its Parent, if any, and/or its Subsidiaries, or any branch or division thereof; "Key
Employee" means an executive, administrative, management, technical or other similar professional Employee who is determined by the Committee to be eligible to receive
Options under this Plan.

		(d)	"Employment" means an individual's status as
an employee, within the meaning of Code Section 3401(c), of the Company, or any Parent or Subsidiary, whichever is applicable; "Termination of Employment" means termination of the individual's Employment. With respect to an employee of a Designated Entity, "Employment" means an individual's status as an employee, within the meaning of Code Section 3401(c), of the Designated Entity and
"Termination of Employment" means termination of the individual's employment with the Designated Entity.

		(e)	"Option" means the right to purchase Stock
granted pursuant to this Plan at a stated price for a specified period of time. Options granted hereunder shall be nonstatutory stock options that are not intended to satisfy the requirements of Code Section 422.

		(f)	"Optionee" means any individual to whom an
Option is granted under this Plan.

		(g)	"Parent" means a parent (if any) of the
Company as defined in Code Section 424(e).

		(h)	"President" means the President of Rogers
Corporation.

		(i)	"Retirement" means a Termination of Employment
that qualifies as retirement under the Rogers Corporation
Pension Plan for Salaried Employees.

		(j)	"Stock" means the Capital Stock, $1 par value
per share, of the Company.

		(k)	"Subsidiary" means any corporation,
partnership, joint venture or other entity, domestic or foreign, in which the Company, either directly or through another Subsidiary or Subsidiaries, has a 50% or more ownership interest.

	10.	Beneficiary Designation.  Each Optionee may name,
from time to time, any beneficiary or beneficiaries (who may be named contingently or successively) to whom shall be transferred any rights under any Options which survive the Optionee's death. Each designation will revoke all prior designations by the same Optionee, shall be in a form prescribed by the Committee, and shall be effective only when filed by the Optionee in writing with the Committee during his or her lifetime. In the absence of any such designation, any rights under any Options which survive the Optionee's death shall be rights of his or her estate.

	11.	Rights of Employees.  Nothing in the Plan shall
interfere with or limit in any way the right of the Company or any Parent, Subsidiary or Designated Entity to terminate any Optionee's Employment at any time, nor confer upon any Optionee any right to continue in the service of the Company or any Parent, Subsidiary or Designated Entity. No Employee shall have a right to be granted an Option pursuant to the terms of the Plan or, having received an Option, to again be granted an Option.

	12.	Amendment, Modification and Termination of Plan.
The Board at any time may terminate, and from time to time may amend or modify, the Plan in its sole discretion, provided that no such termination or amendment shall adversely affect or impair any then outstanding Option without the consent of the Optionee holding such Option.

	13.	Gender and Number.  Except when otherwise indicated
by the context, words in the masculine gender when used in the Plan shall include the female gender, the singular shall include the plural, and the plural shall include the singular.

	14.	Governing Law.  The Plan, and all agreements
hereunder, shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts.

                          EXHIBIT 10I

                       ROGERS CORPORATION

              VOLUNTARY DEFERRED COMPENSATION PLAN

                   FOR NON-EMPLOYEE DIRECTORS


     1. Name and Purpose. The name of this plan is the Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors (the "Plan"). The purpose of the Plan is to permit each member of the Board of Directors (the "Board") of Rogers Corporation (the "Company") who is not an employee of the Company or any subsidiary of the Company (a "Director") to elect to defer all or a portion of his or her compensation from the Company.

     2. Right to Defer. For each calendar year, each Director may elect to defer payment of up to one hundred percent (100%) of each of (i) the portion of the annual retainer fee payable to such Director in shares of capital stock, $1 par value (the "Stock") of the Company (the "Stock Fees") and/or (ii) the meeting fees and the portion, if any, of the annual retainer fee payable to such Director in cash (the "Cash Fees"), for service as a director of the Company during such calendar year.

     3. Deferral Elections. A Director's election to defer payments hereunder (a "Deferral Election") shall be in writing and shall be deemed to have been made upon receipt and acceptance by the Company. In order to be effective hereunder, a Deferral Election for any calendar year must be made not later than December 31 of the preceding calendar year and shall specify the time and method of payment pursuant to Sections 5(a) and 5(c) below applicable to the amount(s) deferred thereunder; provided, however, that a person who becomes a Director during a calendaryear may make a Deferral Election for such calendar year at any time on or before the forty-fifth (45th) day after the date he or she becomes a Director. Notwithstanding the foregoing, any Deferral Election by a Director with respect to a Stock Fee must be made not later than six (6) months and one (1) day preceding the date such Stock Fee would otherwise have been paid to such Director. A Deferral Election made for a calendar year may not be revised after the last date on which it could have been made, except that any such Deferral Election may be revoked in its entirety by the Director at any time by filing a written notice of revocation with the Company, but only as to (i) Cash Fees which have not yet been earned and which are payable after receipt and acceptance by the Company of such revocation and (ii) Stock Fees which have not yet been earned and which are payable more than six months after receipt and acceptance by the Company of such revocation.

     4.   Accounts; Crediting of Dividend Equivalents and Interest.

          (a) All amounts deferred by a Director under this Plan shall be credited by the Company to a book account (a "Deferred Compensation Account") in the name of such Director as of the dates such amounts would have been paid to the Director but for his or her Deferral Election. Separate sub-accounts will be maintained for deferred Stock Fees (which shall be maintained in terms of numbers of shares of Stock) and deferred Cash Fees (which sub-accounts shall be maintained in terms of dollars) for each calendar year; provided, however, that (i) deferred Stock Fees with respect to different calendar years which are payable at the same time and pursuant to the same method may be combined into a single sub-account and (ii) deferred Cash Fees with respect to different calendar years which are payable at the same time and pursuant to the same method and which are being credited with the same rate of interest may be combined into a single sub-account.

          (b) An amount equal to the aggregate dividends that would have been paid on any Stock Fees deferred hereunder, but for such deferral, shall be credited to the Director's Deferred Compensation Account as of the payable date that would have been applicable to such dividends had the related Stock Fees not been deferred. Such dividend equivalent amounts (i) shall be payable at the same time and pursuant to the same method as the deferred Stock Fees to which they relate, (ii) shall be credited to one or more sub-accounts within such Director's Deferred Compensation Account, which sub-account(s) shall be maintained in terms of dollars, and (iii) may be combined with a sub-account for deferred Cash Fees which are payable at the same time and pursuant to the same method and which are being credited with the same rate of interest.

          (c) As of the last day of each month, the Company shall credit each sub-account within a Director's Deferred Compensation Account which is being maintained in terms of dollars with interest on the amount credited to such sub-account as of the sixteenth (16th) day of such month. The rate of interest to be used for this purpose during any calendar year shall be the 30-year U.S. Treasury bond rate in effect as of the January 1 of such year. The foregoing rate shall be determined by reference to the first January issue of Barron's for such calendar year, or such other comparable publication as may be selected by the Company if Barron's is no longer published or no longer provides such information. Notwithstanding the foregoing, the Company may increase (but not decrease) the rate of interest to be used under the Plan by written notice to each Director (including former

Directors who then have a Deferred Compensation Account which would be affected by such change), which notice shall specify the new rate of interest to be used, the effective date of such change and the Deferred Compensation Accounts to which such new rate of interest shall apply.

     5.   Time and Method of Payment.

          (a) Amounts standing to the credit of each sub-account within a Director's Deferred Compensation Account shall be paid, or commence to be paid, on the January 15 first following the earlier of (i) the passage of the number of calendar years (not to exceed twenty and including the year of deferral) specified by the Director in his or her Deferral Election(s) with respect to the amount credited to such sub-account or (ii) the calendar year in which the Director ceases to be a member of the Board for any reason whatsoever. The amount of each such payment shall be determined by the amount credited to such sub-account as of the preceding December 31.

          (b) All amounts credited to each sub-account within the Director's Deferred Compensation Account which is maintained in terms of numbers of shares of Stock shall be distributed in shares of Stock. All Amounts credited to each sub-account within the Director's Deferred Compensation Account which is maintained in terms of dollars shall be distributed in cash. Each such sub-account shall be charged with the amount paid therefrom as of the date of payment.

          (c) All amounts credited to a sub-account within the Director's Deferred Compensation Account shall be paid in either a single lump sum or in annual installments over a period of five years, as the Director has specified in the Deferral Election(s) applicable to such sub-account. In the case of installment payments, (i) interest on any sub-account which is maintained in terms of dollars shall continue to be credited in accordance with
Section 3 during the payment period, and (ii) the amount of each payment shall be equal to the amount credited to the Deferred Compensation Account as of the preceding December 31 divided by the number of annual payments remaining to be made, including the current payment.

          (d) All amounts credited to a Director's Deferred Compensation Account shall be paid as they become due to the Director if then living. All amounts credited to a Director's Deferred Compensation Account at the time of his or her death shall be paid pursuant to Section 6.

          (e) Notwithstanding any provision hereof to the contrary, if a Director believes he or she is suffering from a "hardship," an application may be made to the Company for an acceleration of payments from one or more sub-accounts within such Director's Deferred Compensation Account which are maintained in terms of dollars. "Hardship" for this purpose shall mean a need for financial assistance in meeting real emergencies which would cause substantial hardship to the Director or any member of the Director's immediate family, and which are beyond the Director's control. If the Company determines, in its sole discretion, that the Director is suffering from "hardship," the Company may accelerate payment to the Director of such portion of such sub-account(s) within the Director's Deferred Compensation Account as the Company may determine is required to alleviate such hardship, and each such sub-account shall be charged with the amount paid therefrom as of the date of payment.

          (f) Notwithstanding any provision hereof to the contrary, but subject to the approval of the Company in its sole discretion, a Director may request payment of all or a portion of any sub-account within his or her Deferred Compensation Account which are maintained in terms of dollars in different amounts and/or over a different period or periods of time than that specified in the applicable Deferral Election. The Director must communicate any such request to the Company at least 15 months prior to the initial date on which the amount credited to the sub-account to which such request relates would otherwise be paid or commence to be paid. The Company may approve such request in its sole discretion at any time which is at least 12 months and 15 days prior to such initial payment date. If any such request is so approved by the Company, the amount credited to the sub-account (or portion thereof) to which such request and approval relates shall be paid at the times and in the amounts specified in such request.

     6. Payments after Death. Each Director may designate, from time to time, a beneficiary or beneficiaries (who may be named contingently or successively) to whom any amounts which remain credited to the Director's Deferred Compensation Account at the time of his or her death shall be paid. All such amounts shall be paid in a single lump sum in shares of Stock and/or cash in accordance with Section 5(b) as soon as practicable after such Director's death. Each such designation shall revoke all prior designations by the same Director, except to the extent otherwise specifically noted, shall be in a form prescribed by the Company, and shall be effective only when filed by the Director in writing with the Company during his or her lifetime. Any amounts which remain credited to a Director's Deferred Compensation Account at the time of his or her death which are not payable to a designated beneficiary shall be paid to the estate of such Director in a single lump sum in shares of Stock and/or cash in accordance with Section 5(b) as soon as practicable after the death of such Director.

     7. No Funding Required. Nothing in this Plan will be construed to create a trust or to obligate the Company or any other person to segregate a fund, purchase an insurance contract, or in any other way to fund currently the future payment of any benefits hereunder, nor will anything herein be construed to give any Director or any other person rights to any specific assets of the Company or of any other person. A Director who has elected to defer any portion of his or her Stock Fees hereunder shall have no shareholder rights with respect to the shares of Stock so deferred until such shares of Stock are actually received by such Director as payment hereunder pursuant to Section 5. Any benefits which become payable hereunder shall be paid from the general assets of the Company in accordance with the terms hereof.

     8. Plan Administration and Interpretation. The Company shall have complete control over the administration of the Plan and complete control and authority to determine, in its sole discretion, the rights and benefits and all claims, demands and actions arising out of the provisions of the Plan of any Director, beneficiary, or other person having or claiming to have any interest under the Plan and the Company's determinations shall be conclusive and binding on all such parties. The rights of the Company hereunder shall be exercised by the Pension Committee of the Board in which event such rights shall be exercised by the Pension Committee. To the extent that the Committee is unable or unwilling to exercise any right hereunder or make any determination hereunder, however, the Board shall exercise such right or make such determination.

     9. Non-Assignable. Amounts payable under this Plan shall not be subject to alienation, assignment, garnishment, execution or levy of any kind, and any attempt to cause any such amount to be so subjected shall be null, void and of no effect and shall not be recognized by the Company.

     10.  Termination and Modification.

          (a) The Company may terminate this Plan by written notice to each Director participating therein. A termination of the Plan shall have no effect other than to eliminate the right of each Director to defer further compensation. Except for such "prospective" termination, neither the Plan nor any Deferral Election in effect hereunder may be amended, modified, waived, discharged or terminated, except by mutual consent of the Company and the Director or Directors affected thereby, which consent shall be evidenced by an instrument in writing, signed by the party against which enforcement of such amendment, modification, waiver, discharge or termination is sought. Notwithstanding the foregoing, if, on or after January 1, 1996, (a) the Company's ratio of current assets to current liabilities as reflected on any quarterly or annual financial statements filed by the Company with the Securities and Exchange Commission falls below 1.4 to 1 for two consecutive quarters, (b) the total of the Company's long-term debt for borrowed money (excluding the current portion thereof) exceeds 85% of the Company's net worth as reflected in such statements filed with the Securities and Exchange Commission or (c) the Company is subject to a "change of control," this Plan shall immediately terminate and the Company shall, in complete discharge of its obligations hereunder, distribute to each Director the full amount then credited to his or her Deferred Compensation Account, such amount to be payable in shares of Stock and/or cash in accordance with Section 5(b).

          (b) For purposes of this Section 10, "change of control" shall mean the occurrence of any one of the following events:

          (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1943, as amended (the "Act")) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the
     Act) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities; or

          (ii) persons who, as of November 30, 1993, constituted the Company's Board (the "Incumbent Board") cease for any reason, including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to November 30, 1993 whose nomination or election was approved by at least a majority of the directors then comprising the Incumbent Board shall, for purposes of this Plan, be considered a member of the Incumbent Board; or

          (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or other entity, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

          (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

     11. Parties. The terms of this Plan shall be binding upon the Company and its successors or assigns and each Director participating herein and his or her beneficiaries, heirs, executors and administrators.

     12. Liability of Company. Subject to its obligation to pay the amount credited to the Director's Deferred Compensation Account at the time distribution is called for by the payment option in effect, neither the Company nor any person acting in behalf of the Company shall be liable to any Director or any other person for any act performed or the failure to perform any act with respect to the Plan.

     13. Notices. Notices, elections or designations by a Director to the Company hereunder shall be addressed to the Company to the attention of the Treasurer of the Company. Notices by the Company to a Director shall be addressed to the Director at his or her most recent home address as reflected in the records of the Company.

     14. Unsecured General Creditors. No Director or his or her legal representative or any beneficiary designated by him or her shall have any right, other than the right of an unsecured general creditor, against the Company in respect of the Deferred Compensation Account of such Director established hereunder.

     15. Governing Law. This Plan shall be construed and enforced in accordance with, and governed by, the laws of the Commonwealth of Massachusetts.

     Executed this 28th day of February, 1994.



                                   ROGERS CORPORATION


                                   By:  Robert M. Soffer
                                        Treasurer


37208.b3

                           EXHIBIT 10J

                       ROGERS CORPORATION

              VOLUNTARY DEFERRED COMPENSATION PLAN
                       FOR KEY EMPLOYEES

As Adopted Effective November 1, 1993 and Amended Effective October 18, 1994


     1. Name and Purpose. The name of this plan is the Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees (the "Plan"). The purpose of the Plan is to permit
(i) each elected corporate officer of Rogers Corporation (the "Company") in office as of November 1, 1993 and (ii) each subsequently elected corporate officer or other key employee of the Company or any subsidiary thereof (a "Subsidiary") who is designated by the President of the Company (in any case, a "Participant"), to elect to defer a portion of his or her compensation from the Company. The Plan is intended to be "a plan which is unfunded and is maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees" within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and shall be interpreted and administered to the extent possible in a manner consistent with that intent.

     2. Right to Defer. For each calendar year, each Participant may elect to defer payment* of (i) up to 25% of such Participant's salary otherwise payable for services rendered in such year ("Salary") and/or (ii) from 50% to 100% of such Participant's bonus otherwise payable in such year ("Bonus"); provided, however, that a Participant's election to defer a portion of his or her Salary for any calendar year must be for a projected minimum deferral

*The December 1994, Amendment No. 1 increased this amount to 50%.
 See the 14th page.

of at least (1) $10,000 for elections made before October 18, 1994 and (2) $8,000 for elections made after October 17, 1994, with respect to such year, determined based on the Participant's salary at the time of such election. Notwithstanding the foregoing, for calendar year 1993, a Participant may elect to defer payment of up to 100% of such Participant's Salary otherwise payable for services rendered on or after November 1, 1993, subject however to the applicable minimum deferral requirement.

     3. Deferral Elections. A Participant's election to defer payments under Section 2 above (a "Deferral Election") shall be in writing and shall be deemed to have been made upon receipt and acceptance by the Company. Separate Deferral Elections shall be made under Section 2 with respect to Salary and Bonus payable with respect to a calendar year. In order to be effective hereunder, a Deferral Election must be made not later than
(i) the December 31 of the calendar year preceding the calendar year in which the affected Salary is to be paid and (ii) the October 31 of the calendar year preceding the calendar year in which the Bonus (if any) is to be paid, and in any case shall specify the time and method of payment pursuant to Section 5 below applicable to the amount(s) deferred hereunder. Notwithstanding the foregoing, (a) any Deferral Election for calendar year 1993 may be made no later than October 31, 1993 and
(b) a person who becomes a Participant during a calendar year may make Deferral Elections with respect to Salary to be earned during the remainder of such calendar year and/or Bonus payable for such calendar year at any time on or before the thirtieth
(30th) day after the date he or she becomes a Participant. A Deferral Election made for a calendar year may not be revised after the last date on which it could have been made, except that any Deferral Election made with respect to a Participant's Salary may be revoked in its entirety by the Participant at any time by filing a written notice of revocation with the Company, but only as to Salary which has not yet been earned and which is payable after receipt and acceptance by the Company of such revocation. A deferral made with respect to a Participant's Salary shall be effected by reducing the Participant's Salary payments in equal amounts or percentages for each pay period unless the Participant elects another method of reduction which the Company has not determined to be administratively burdensome.

     4.   Accounts; Crediting Interest; Additional Credits.

          (a)  All amounts deferred by a Participant under
Section 2 shall be credited by the Company or Subsidiary, whichever is the employer of the Participant, to a book account (a "Deferred Compensation Account") in the name of such Participant as of the dates such amounts would have been paid to the Participant but for his or her Deferral Election. Two separate sub-accounts will be maintained for Salary and Bonus deferred for each calendar year pursuant to Section 2; provided, however, that all Salary and Bonus deferred pursuant to Section 2 with respect to the same or different calendar years which are payable at the same time and pursuant to the same method and which are being credited with the same rate of interest may be combined into a single sub-account.

          (b) As of the last day of each month, the Company or Subsidiary, whichever is the employer of the Participant, shall credit each sub-account described in Section 4(a) within a Participant's Deferred Compensation Account with interest on the amount credited to such sub-account as of the sixteenth (16th) day of such month (or, if such day is not a business day, the first business day thereafter). The rate of interest to be used for this purpose during any calendar year shall be the 30-year U.S. Treasury bond rate in effect as of the January 1 of such year. The foregoing rate shall be determined by reference to the first January issue of Barron's for such calendar year, or such other comparable publication as may be selected by the Company if Barron's is no longer published or no longer provides such information.

          (c) Notwithstanding the foregoing, the Pension Committee of the Board of Directors of the Company (the "Committee") may change the method of determining the rate of interest to be used under (b) by written notice to each Participant (including former Participants who then have a Deferred Compensation Account which would be affected by such change), which notice shall specify the new rate of interest to be used under (b), the effective date of such change and the Deferred Compensation Accounts to which such new rate of interest or method shall apply; provided, however, that a new method of determining the rate of interest to be used under (b) shall not apply to any amounts deferred pursuant to a Deferral Election made by a Participant prior to the receipt by such Participant of notice of such change unless such Participant files a written consent to such change with the Company within sixty (60) days of his or her receipt of the notice of such change.

          (d) To the extent that any Participant's Deferral Election hereunder results in a reduction of the pension payments to be made to such Participant under the Company's qualified and non-qualified defined benefit pension plans, such reduction will be made up for in accordance with the terms of a non-qualified plan established by the Company for that purpose.

     5.   Time and Method of Payment.

          (a) Amounts standing to the credit of each sub-account within a Participant's Deferred Compensation Account shall be paid, or commence to be paid, on the April 15 (or, if such day is not a business day, the first business day thereafter), first following the earlier of (i) the passage of the number of calendar years (not to exceed twenty and including the year of deferral which counts as year one) specified by the Participant in his or her Deferral Election(s) with respect to the amount credited to such sub-account or (ii) the calendar year in which the Participant ceases to be an employee of the Company and its Subsidiaries for any reason whatsoever. The amount of each such payment shall be determined by the amount credited to such sub-account as of the preceding March 31 (or, if such day is not a business day, the first business day thereafter).

          (b) All amounts credited to each sub-account within the Participant's Deferred Compensation Account shall be distributed in cash and shall be made by the Company or the Subsidiary which credited such amounts to the Participant's Deferred Compensation Account. Each such sub-account shall be charged with the amount paid therefrom as of the date of payment.

          (c) All amounts credited to a sub-account within the Participant's Deferred Compensation Account shall be paid in either a single lump sum or in substantially equal quarterly or annual installments over a period not to exceed ten years (or over a period of 5 years in the case of an election made prior to October 18, 1994), as the Participant has specified in the Deferral Election(s) applicable to such sub-account. In the case of installment payments, (i) interest under Section 4(b), shall continue to be credited in accordance with Section 4 during the payment period, and (ii) the amount of the first payment and any other payments in the same year thereof shall be equal to the amount credited to the applicable sub-account as of the preceding March 31 (or, if such day is not a business day, the first business day thereafter) divided by the number of payments remaining to be made, including the current payment, and the amount of each subsequent payment for subsequent years shall be equal to the amount credited to the applicable sub-account as of the preceding December 31 divided by the number of payments remaining to be made, including the current payment. Notwithstanding the foregoing, the final payment out of any sub-account shall be equal to 100% of the amount credited to such sub-account at the time of such payment.

          (d)  All amounts credited to a Participant's Deferred
Compensation Account shall be paid as they become due to the Participant if then living. All amounts credited to a Participant's Deferred Compensation Account at the time of his or her death shall be paid pursuant to Section 6.

          (e) Notwithstanding any provision hereof to the contrary, if a Participant or beneficiary believes he or she is suffering from a "hardship," an application may be made to the Committee for an acceleration of payments from one or more sub-accounts within such Participant's Deferred Compensation Account. "Hardship" for this purpose shall mean a need for financial assistance in meeting real emergencies which would cause substantial hardship to the Participant or any member of the Participant's immediate family, and which are beyond the Participant's control. If the Committee determines, in its sole discretion, that the Participant is suffering from a "hardship," the Committee may accelerate payment to the

Participant of such portion of such sub-account(s) within the Participant's Deferred Compensation Account as the Committee may determine is required to alleviate such hardship, and each such sub-account shall be charged with the amount paid therefrom as of the date of payment.

          (f) Notwithstanding any provision hereof to the contrary, but subject to the approval of the Committee in its sole discretion, a Participant who has not yet terminated employment with the Company may request that payment of all or a portion of any sub-account within his or her Deferred Compensation Account which is to be paid pursuant to
Section 5(a)(ii) be made in different amounts or over a different period of time (but in any event, consistent with payment options provided for under Section 5(c)) than that specified in the applicable Deferral Election, provided however that such payments shall be paid or commence to be paid on the April 15 following his or her termination of employment. The Participant must communicate any such request to the Committee at least 4 months and 15 days prior to the initial date on which the amount credited to the sub-account to which such request relates would otherwise be paid or commence to be paid. The Committee may approve such request in its sole discretion at any time which is at least 3 months and 15 days prior to such initial payment date. If any such request is so approved by the Committee, the amount credited to the sub-account (or portion thereof) to which such request and approval relates shall be paid at the times and in the amounts specified in such request.

     6. Payments after Death. Each Participant may designate, from time to time, a beneficiary or beneficiaries (who may be named contingently or successively) to whom any amounts which remain credited to the Participant's Deferred Compensation Account at the time of his or her death shall be paid. Each such designation shall revoke all prior designations by the same Participant, except to the extent otherwise specifically noted, shall be in a form prescribed by the Company, and shall be effective only when filed by the Participant in writing with the Company during his or her lifetime. Payments shall be made to a beneficiary hereunder in the same manner of distribution as was elected by the Participant pursuant to Section 5. Any amounts which remain credited to a Participant's Deferred Compensation Account at the time of his or her death which are not payable to a designated beneficiary shall be paid to the estate of such Participant in a single lump sum in accordance with Section 5(c) as soon as practicable after the death of such Participant.

     7.   No Funding Required.

          (a) Nothing in this Plan will be construed to create a trust or to obligate the Company, any Subsidiary or any other person to segregate a fund, purchase an insurance contract, or in any other way to fund currently the future payment of any benefits hereunder, nor will anything herein be construed to give any Participant or any other person rights to any specific assets of the Company, any Subsidiary or of any other person. Except as described in (b) below, any benefits which become payable hereunder shall be paid from the general assets of the Company or Subsidiary, whichever is applicable, in accordance with the terms hereof.

          (b)  The Company, in its sole discretion, may establish
(i) a grantor or other trust of which the Company is treated as the owner under the Internal Revenue Code of 1986, as amended, and the assets of which are subject to the claims of the Company's general creditors in the event of its insolvency,
(ii) an insurance arrangement, or (iii) any other arrangement or arrangements designed to provide for the payment of benefits hereunder. Any such arrangement shall be subject to such other terms and conditions as the Company may deem necessary or advisable to ensure (i) that benefits are not includible, by reason of the establishment of any such arrangement or the funding of any such trust, in the income of the beneficiaries of such trust or other arrangement prior to actual distribution or other payment and (ii) that the existence of such arrangement does not cause the Plan or any other arrangement to be considered funded for purposes of Title I of ERISA. The President, the Vice President, Finance or the Treasurer of the Company may act to establish a trust or other arrangement pursuant to this
Section 7(b).

     8. Plan Administration and Interpretation. The Company shall have complete control over the administration of the Plan and complete control and authority to determine, in its sole discretion, the rights and benefits and all claims, demands and actions arising out of the provisions of the Plan of any Participant, beneficiary, or other person having or claiming to have any interest under the Plan and the Company's determinations
shall be conclusive and binding on all such parties.   The
Company shall be deemed to be the Plan administrator with the responsibility for complying with any reporting and disclosure requirements of ERISA. The rights of the Company hereunder which have not been delegated to the Committee shall be exercised by the elected corporate officers of the Company. To the extent that such officers are unable or unwilling to exercise any right hereunder or make any determination hereunder, then the Committee shall exercise such right or make such determination unless it is unable or unwilling to do so, in which case the Board of Directors of the Company (the "Board") shall exercise such right or make such determination.

     9. Non-Assignable. Amounts payable under this Plan shall not be subject to alienation, assignment, garnishment, execution or levy of any kind, and any attempt to cause any such amount to be so subjected shall be null, void and of no effect and shall not be recognized by the Company or its Subsidiaries.

     10.  Termination and Modification.

          (a) The Committee may terminate or amend this Plan by written notice to each Participant participating herein. A termination of the Plan shall have no effect other than to eliminate the right of each Participant to defer further compensation. Except for such "prospective" termination, neither the Plan nor any Deferral Election in effect hereunder may be amended, modified, waived, discharged or terminated, except by mutual consent of the Committee and the Participant or Participants affected thereby, which consent shall be evidenced by an instrument in writing, signed by the party against which enforcement of such amendment, modification, waiver, discharge or termination is sought. Notwithstanding the foregoing, if, on or after January 1, 1996, (i) the Company's ratio of current assets to current liabilities as reflected on any quarterly or annual financial statements filed by the Company with the Securities and Exchange Commission falls below 1.4 to 1 for two consecutive quarters, (ii) the total of the Company's long-term debt for borrowed money (excluding the current portion thereof) exceeds 85% of the Company's net worth as reflected in such statements filed with the Securities and Exchange Commission or (iii) the Company is subject to a "change of control," this Plan shall immediately terminate and the Committee shall, in complete discharge of its obligations hereunder, distribute to each Participant the full amount then credited to his or her Deferred Compensation Account, such amount to be payable in a single lump sum in accordance with Section 5(c).

          (b) For purposes of this Section 10, "change of control" shall mean the occurrence of any one of the following events:

               (i)  any "person" (as such term is used in
     Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1943, as amended (the "Act")) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Act) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities; or

               (ii) persons who, as of November 30, 1993, constituted the Company's Board (the "Incumbent Board") cease for any reason, including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to November 30, 1993 whose nomination or election was approved by at least a majority of the directors then comprising the Incumbent Board shall, for purposes of this Plan, be considered a member of the Incumbent Board; or

               (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or other entity, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

               (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

     11. Parties. The terms of this Plan shall be binding upon the Company, its Subsidiaries and their successors or assigns and each Participant participating herein and his or her beneficiaries, heirs, executors and administrators.

     12. Liability of Company. Subject to its obligation to pay the amount credited to the Participant's Deferred Compensation Account at the time distribution is called for by the payment option in effect, none of the Company, its Subsidiaries nor any person acting in behalf of the Company or its Subsidiaries shall be liable to any Participant or any other person for any act performed or the failure to perform any act with respect to the Plan.

     13. Notices. Notices, elections or designations by a Participant to the Company hereunder shall be addressed to the Company to the attention of the Vice President of Human Resources of the Company or his designee or, in the absence of the Vice President of Human Resources or his designee, to the Treasurer of the Company. Notices by the Company to a Participant shall be addressed to the Participant at his or her most recent home address as reflected in the records of the Company. Requests made by a Participant or a beneficiary to the Committee hereunder shall be addressed to the attention of the Secretary of the Committee or the Secretary of the Company.

     14. Unsecured General Creditors. No Participant or his or her legal representative or any beneficiary designated by him or her shall have any right, other than the right of an unsecured general creditor, against the Company or any Subsidiary in respect of the Deferred Compensation Account of such Participant established hereunder.

     15. Severability. In case any provision or provisions of this Plan shall be held illegal, invalid or otherwise unenforceable for any reason, the illegality, invalidity or unenforceability shall not affect the remaining provisions of the Plan, but shall be fully severable, and the Plan shall be construed and enforced as if the illegal, invalid or unenforceable provisions had never been inserted in the Plan.

     16. Effective Date. This Plan shall be effective as of November 1, 1993 and shall continue in existence thereafter until terminated pursuant to Section 10.

     17. Governing Law. This Plan shall be construed and enforced in accordance with, and governed by, the laws of the Commonwealth of Massachusetts.

     Executed as of the 18th day of October, 1994.


                                   ROGERS CORPORATION



                                   By: Robert M. Soffer, Treasurer




85875.b3

            AMENDMENT NO. 1 TO THE ROGERS CORPORATION
      VOLUNTARY DEFERRED COMPENSATION PLAN FOR KEY EMPLOYEES

Pursuant to the powers reserved to it in Section 10 of the Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees (the "Plan"), the Pension Committee of the Board of Directors of Rogers Corporation (the "Committee") hereby amends the Plan, effective as of December 20, 1994, as follows:

1.     Section 2(i) of the Plan is hereby amended to read as follows:

       "(i) up to (A) 25% of such Participant's salary otherwise payable for services rendered in such year ("Salary") for elections made before December 20, 1994 and (B) 50% of such Participant's Salary for elections made on or after December 20, 1994, and/or"

2. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

3.     IN WITNESS WHEREOF, the Committee has caused this First
       Amendment to the Plan to be executed on the 22nd day of December 1994.

                                       PENSION COMMITTEE


                                       By:  Robert M. Soffer
                                            Secretary of the Committee and
                                            Treasurer of Rogers Corporation

                                   EXHIBIT 13

               ROGERS CORPORATION 1994 ANNUAL REPORT TO SHAREHOLDERS


SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Amounts)
----------
                                       1994        1993        1992       1991        1990
                                     --------    --------    --------   --------    --------
SALES AND INCOME
----------
Net Sales                             $133,866   $123,168   $172,361    $182,352    $190,319
Cost Reduction Charges (Note B)             --         --    (26,602)     (2,774)     (7,075)
Income (Loss) Before Income Taxes
  and Cumulative Effect of Accounting
  Change                                10,712      6,716    (28,005)     (3,403)     (3,632)
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits                                  --         --     (6,241)         --          --
Net Income (Loss)                       10,134      6,670    (32,666)     (2,320)     (2,447)


PER SHARE DATA
----------
Income (Loss) Before Cumulative
  Effect of Accounting Change <F1>        2.84       2.09      (8.54)       (.75)       (.80)
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits <F1>                             --         --      (2.02)         --          --
Net Income (Loss) <F1>                    2.84       2.09     (10.56)       (.75)       (.80)
Cash Dividends Declared                     --         --         --         .09         .12
Book Value                               12.81       8.66       6.15       16.85       17.84


FINANCIAL POSITION (YEAR-END)
----------
Current Assets                          47,186     36,842     56,028      55,769      57,608
Current Liabilities                     22,482     23,683     33,532      35,226      37,294
Ratio of Current Assets
  to Current Liabilities              2.1 to 1   1.6 to 1   1.7 to 1    1.6 to 1    1.5 to 1
Working Capital                         24,704     13,159     22,496      20,543      20,314
Property, Plant and
  Equipment - Net                       34,061     36,807     35,504      60,189      65,645
Total Assets                            89,443     81,837     97,746     122,674     129,472
Long-Term Debt less Current
  Maturities                             6,675     14,190     24,197      26,336      27,526
Shareholders' Equity                    45,125     27,891     19,083      51,983      54,859
Long-Term Debt as a Percentage
  of Shareholders' Equity                   15%        51%       127%         51%         50%


OTHER DATA
----------
Depreciation and Amortization            6,680      6,691     10,928      11,702      11,184
Research and Development Expenses        9,230      9,495     12,441      12,214      11,412<F2>
Capital Expenditures                     4,648      8,582      9,061      11,710      13,601
Number of Employees (Average)              977      1,104<F3>  2,512       2,989       3,213
Sales per Employee                         137        112         69          61          59
Number of Shares Outstanding at
  Year-End <F2>                      3,522,635  3,222,461  3,100,649   3,084,659   3,075,288


----------

  <F1>  Based on weighted average number of shares and share equivalents outstanding for 1994 and 1993, and based on weighted average number of shares outstanding for 1992, 1991 and 1990.
  <F2>  After a $1,698 deduction for outside funding of the multichip module development project.
  <F3>  Excludes employees of the divested flexible interconnections business.

                                 		    - 23 -

CONSOLIDATED BALANCE SHEETS
----------

                                                January 1,      January 2,
(Dollars in Thousands)                             1995            1994

ASSETS
----------
Current Assets:

Cash and Cash Equivalents                       $  13,851       $   4,533

Accounts Receivable                                16,495          15,008

Inventories:

  Raw Materials                                     4,311           3,432

  In-Process and Finished                           5,302           5,404

  Less LIFO Reserve                                (1,056)           (808)


      Total Inventories                             8,557           8,028

Current Deferred Income Taxes                       1,146           1,820

Net Assets Held for Sale (Note B)                   6,687           6,785

Prepaid Expenses                                      450             668


      Total Current Assets                         47,186          36,842


Property, Plant and Equipment, Net of
  Accumulated Depreciation of $52,464
  and $54,271                                      34,061          36,807

Investments in Unconsolidated Joint Ventures        4,072           3,051

Intangible Pension Asset                            2,365           3,295

Other Assets                                        1,759           1,842


      Total Assets                              $  89,443       $  81,837

                                                 January 1,      January 2,
(Dollars in Thousands)                              1995            1994

LIABILITIES AND SHAREHOLDERS' EQUITY
----------
Current Liabilities:

Accounts Payable                                $   7,778       $   7,679

Current Maturities of Long-Term Debt                1,225           3,140

Accrued Employee Benefits and Compensation          6,646           5,296

Accrued Cost Reduction Charges (Note B)               925           2,222

Other Accrued Liabilities                           4,924           3,800

Taxes, Other than Federal and Foreign Income          984           1,546

    Total Current Liabilities                      22,482          23,683

Long-Term Debt, less Current Maturities             6,675          14,190

Noncurrent Deferred Income Taxes                    1,520           2,055

Noncurrent Pension Liability                        4,497           5,660

Noncurrent Retiree Health Care and Life
  Insurance Benefits                                6,560           6,122

Other Long-Term Liabilities                         2,584           2,236

Shareholders' Equity:
  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000 and 10,000,000;
    Issued and Outstanding Shares 3,522,635 and
    3,222,461                                       3,523           3,222

  Additional Paid-In Capital                       28,632          22,558

  Equity Translation Adjustment                     1,918           1,193

  Retained Earnings                                11,052             918

    Total Shareholders' Equity                     45,125          27,891

    Total Liabilities and Shareholders'
      Equity                                    $  89,443       $  81,837

----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
----------
                                                1994       1993       1992
(Dollars in 000s, Except Per Share Amounts)  (52 Weeks) (52 Weeks) (53 Weeks)

Net Sales                                    $ 133,866   $ 123,168  $ 172,361

   Cost of Sales                                93,650      86,402    136,462
   Selling and Administrative Expenses          20,705      18,787     22,084
   Research and Development Expenses             9,230       9,495     12,441
   Cost Reduction Charges (Note B)                  --          --     26,602

Total Costs and Expenses                       123,585     114,684    197,589

Operating Income (Loss)                         10,281       8,484    (25,228)

   Other Income less Other Charges               1,579         848        298
   Interest Expense - Net                        1,148       2,616      3,075

Income (Loss) Before Income Taxes (Benefit)
  and Cumulative Effect of Accounting Change    10,712       6,716    (28,005)

   Income Taxes (Benefit)                          578          46     (1,580)

Income (Loss) Before Cumulative Effect of
   Accounting Change                            10,134       6,670    (26,425)

   Cumulative Effect of Change in Accounting
      for Postretirement Benefits (Note G)          --          --     (6,241)

Net Income (Loss)                               10,134       6,670    (32,666)

   Retained Earnings (Deficit) at Beginning
      of Year                                      918      (5,752)    27,007
   Cash Dividends                                   --          --         93

Retained Earnings (Deficit) at End of Year   $  11,052   $     918  $  (5,752)

Income (Loss) per Share:
   Primary:
     Average Shares Outstanding and Common
      Stock Equivalents                      3,564,658   3,189,879  3,094,419
     Income (Loss) Before Cumulative Effect
      of Accounting Change                   $    2.84   $    2.09  $   (8.54)
     Cumulative Effect of Accounting Change         --          --      (2.02)

       Income (Loss) Per Share               $    2.84   $    2.09  $  (10.56)

   Fully Diluted:
     Average Shares Outstanding and Common
      Stock Equivalents                      3,661,498   3,250,457  3,094,419
     Income (Loss) Before Cumulative Effect
      of Accounting Change                   $    2.77   $    2.05  $   (8.54)
     Cumulative Effect of Accounting Change         --          --      (2.02)

       Income (Loss) Per Share               $    2.77   $    2.05  $  (10.56)


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
----------                                       1994       1993       1992
                                              (52 weeks) (52 weeks) (53 weeks)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
----------
Net Income (Loss)                               $10,134   $  6,670   $(32,666)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash	Provided by Operating Activities:
  Depreciation and Amortization                   6,680      6,691     10,928
  Benefit for Deferred Income Taxes                (160)        --     (1,919)
  Equity in Undistributed (Income) Loss of
   Unconsolidated Joint Ventures - Net           (1,071)       103        (49)
  Accrued Cost Reduction Charges                     --         --     25,447
  Cumulative Effect of Accounting Change             --         --      6,662
  (Gain) Loss on Disposition of Assets             (344)        87       (142)
  Other - Net                                      (577)      (559)     2,731
  Changes in Operating Assets and Liabilities
   Excluding	Effects of Acquisition and
   Disposition of Assets:
     Accounts Receivable                         (1,258)    (1,285)    (1,308)
     Inventories                                   (465)     1,116      1,060
     Prepaid Expenses                               260        (30)         1
     Accounts Payable and Accrued Expenses          916       (868)    (4,993)

      Net Cash Provided by Operating Activities  14,115     11,925      5,752

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
----------
Capital Expenditures                             (4,648)    (8,582)    (9,061)
Proceeds from Sale of Businesses                    909     10,899      4,985
Proceeds from Sale of Property, Plant
 and Equipment                                    1,756        179        963
Investment in Unconsolidated Joint Ventures          --         --        (35)

     Net Cash Provided by (Used in) Investing
       Activities                                (1,983)     2,496     (3,148)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
----------
Proceeds from Short- and Long-Term Borrowings       --       6,956      5,991
Repayments of Debt Principal                    (4,903)    (19,951)    (5,470)
Net Repayments of Revolving Lines of Credit         --      (3,534)    (4,387)
Proceeds from Sale of Capital Stock              1,874       1,063        293
Dividends Paid                                      --          --        (93)

       Net Cash Used in Financing Activities    (3,029)    (15,466)    (3,666)

Effect of Exchange Rate Changes on Cash            215         222       (253)

Net Incr. (Decr.) in Cash and Cash Equivalents   9,318        (823)    (1,315)
Cash and Cash Equivalents at Beginning of Year   4,533       5,356      6,671

Cash and Cash Equivalents at End of Year       $13,851    $  4,533   $  5,356

----------
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------

NOTE A-ACCOUNTING POLICIES
----------

PRINCIPLES OF CONSOLIDATION:
----------
The consolidated financial statements include the accounts of Rogers Corporation and its wholly-owned subsidiaries (the Company), after elimination of significant intercompany accounts and transactions.

CASH EQUIVALENTS:
----------
Cash equivalents include commercial paper and U.S. Government treasury bills with an original maturity of three months or less. These investments are stated at cost, which approximates market value.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES:
----------
The Company accounts for its investments in and advances to unconsolidated joint ventures, both of which are 50% owned, using the equity method.

RELATED PARTY TRANSACTIONS:
----------
Sales to unconsolidated joint ventures are made on terms similar to those prevailing with unrelated customers, except that for each joint venture, payments to its owners may be deferred depending on the joint venture's availability of funds, with payment priority given to parties other than the owners of the venture.

FOREIGN CURRENCY TRANSLATION:
----------
All balance sheet accounts of foreign subsidiaries are translated at rates of exchange in effect at each year-end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments are made directly to a separate component of shareholders' equity. Currency transaction adjustments are reported as income or expense.

INVENTORIES:
----------
Inventories are valued at the lower of cost or market.  The last-in, first-out
(LIFO) method was used for determining the cost of approximately 36% of total Company inventories at January 1, 1995 and 31% at January 2, 1994. The cost of the remaining portion of the inventories was determined principally on the basis of standard costs, which approximate actual first-in, first-out (FIFO) costs.

PROPERTY, PLANT AND EQUIPMENT:
----------
Property, plant and equipment is stated on the basis of cost, including capitalized interest. For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the estimated useful lives of the assets.

OTHER ASSETS:
----------
Purchased patents, licensed technology and other intangibles included in other assets are capitalized and amortized on a straight-line basis over their estimated useful lives, generally ranging from 2 to 17 years.

PENSIONS:
----------
The Company has noncontributory defined benefit plans covering substantially all U.S. employees. Plans covering salaried employees provide benefits based on salary, years of service and age, while those covering hourly employees provide benefits of stated amounts for each year of credited service with adjustments depending on age. The Company's funding policy for all plans is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
----------
In 1992 the Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions," using the immediate recognition transition option. This standard requires employers to recognize the expected cost of providing postretirement benefits, such as health and life insurance, during the years that the employees render ser-vice. The Company funds these postretirement benefits on a pay-as-you-go basis.

INCOME TAXES:
----------
In the first quarter of 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion 11) to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. As permitted under FAS 109, the Company elected not to restate prior years' financial statements.

No provision is made for income taxes on undistributed earnings of foreign subsidiaries because such earnings are substantially reinvested in those companies for an indefinite period.

NET INCOME (LOSS) PER SHARE:
----------
Net income per share is computed based on the weighted average number of shares of capital stock and capital stock equivalents outstanding during each year, while net loss per share is based only on the weighted average number of shares of capital stock. Capital stock equivalents are additional shares which may be issued upon the exercise of dilutive stock options using the average market price of the Company's capital stock during the year for primary earnings per share and market price at the end of the year for fully diluted earnings per share. Conversion of the convertible subordinated notes (see
Note I) was not assumed in the 1993 and 1992 computation of fully diluted net income (loss) per share because such conversion was antidilutive.

RECLASSIFICATIONS:
----------
Certain reclassifications were made for 1990-1993 to report results consistent with 1994 reporting practice.

NOTE B-COST REDUCTION CHARGES
----------
During the fourth quarter of 1992, as part of a strategy to refocus and build further on its existing specialty polymer composite materials businesses, the Company identified restructuring measures that resulted in a pretax charge of $26.6 million. The major component, $22.4 million, of this charge was primarily for asset writedowns and employee severance costs related to the divestiture of the Company's flexible interconnections business, including the 50% interest in a related joint venture, Smartflex Systems. This divestiture was completed on June 28, 1993 and the Company received a total of $10.9 million from the sale.

Also included in the 1992 pretax charge was $4.2 million of costs associated with streamlining the U.S. sales force, consolidating European sales and administrative functions, the reduction and consolidation of certain corporate functions in the United States, restructuring/divesting the Power Distribution Division, and adjustments of certain assets to net realizable value.

During the first quarter of 1994, the Power Distribution Division business was sold to Methode Electronics, Inc. for initial cash payments of $560,000 plus royalties on future sales. Remaining equipment of this business was sold separately.

At January 1, 1995, assets held for sale at net realizable value were $6.7 million, consisting of the land and building being leased to the buyer of the flexible interconnections business, and the land and building that formerly housed the Power Distribution Division.


NOTE C-INVENTORIES
----------

Certain inventories, amounting to $3,106,000 at January 1, 1995, and $2,515,000 at January 2, 1994, are valued at the lower of cost, determined by the last-in, first-out method, or market.

NOTE D-PROPERTY, PLANT AND EQUIPMENT
----------

                                                    January 1,      January 2,
(Dollars in Thousands)                                 1995            1994

Land                                                $   1,032       $     915
Buildings and improvements                             30,258          29,022
Machinery and equipment                                45,372          48,039
Office equipment                                        8,818           9,865
Installations in process                                1,045           3,237

						                                                 86,525          91,078
Less accumulated depreciation                         (52,464)        (54,271)

                                          						    $  34,061       $  36,807


Depreciation expense was $6,569,000 in 1994, $6,574,000 in 1993, and
$10,609,000 in 1992. Depreciation expense in 1992 includes depreciation on assets of the flexible interconnections business which was sold in 1993. Interest costs incurred during the years 1994, 1993, and 1992 were $1,751,000, $3,016,000, and $3,585,000, respectively, of which $126,000 in 1993 and
$29,000 in 1992 were capitalized as part of the cost of new plant and equipment.

NOTE E-SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES AND RELATED PARTY TRANSACTIONS
----------

The tables shown below summarize combined financial information of the Company's unconsolidated joint ventures which are accounted for by the equity method. Amounts presented include the financial information reported by:
Rogers INOAC Corporation, located in Japan, and Durel Corporation, located in Arizona, both of which are Polymer Products ventures. Each of these ventures is 50% owned by the Company.

Additionally, 1992 financial information for Smartflex Systems has been included in the following tables. The Company disposed of its interest in Smartflex Systems, located in California, as of the beginning of 1993.

The difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures is due primarily to the following factors: 1) Rogers' major initial contribution to each venture was technology which was valued differently by the joint venture than it was on Rogers' books; 2) one of the joint ventures has a negative retained earnings balance; and 3) translation of foreign currency at current rates differs from that at historical rates. This also results in a difference between the Company's income from unconsolidated joint ventures and its one-half share of the income of those joint ventures.

                             January 1,       January 2,
(Dollars in Thousands)           1995            1994

Current Assets                $ 18,173        $  13,760
Noncurrent Assets                9,777            3,359
Current Liabilities              8,418            9,204
Noncurrent Liabilites            8,112            3,362
Shareholders' Equity            11,420            4,553


                                             Year Ended

                              January 1,      January 2,      January 3,
(Dollars in Thousands)           1995            1994            1993

Net Sales                      $ 58,576        $ 41,538        $ 70,088
Gross Profit                     15,396          10,218          10,536
Net Income                        4,572           3,208           1,973



Note that in the tables above, Rogers INOAC Corporation is reported as of October 31 for the respective years.

Sales to unconsolidated joint ventures amounted to $858,000 in 1994, $363,000 in 1993, and $10,945,000 in 1992. The significant decrease in 1993 is a result of the exclusion of sales to Smartflex Systems.

Loans from unconsolidated joint ventures amounting to $1,955,000 in 1993 and $991,000 in 1992 were repaid in full during 1993.

Equity income from unconsolidated joint ventures is included in other income less other charges on the consolidated statements of operations and retained earnings (deficit).


NOTE F-PENSIONS
-----------

At year-end 1993, the Company had three noncontributory defined benefit plans covering substantially all U.S. employees. During 1994, the Company merged two of these plans, although the different benefit structures will continue within the combined plan. The discount rate assumptions used to develop pension expense were 7.5% in 1994 and 8.25% in 1993 and 1992. The expected long-term rate of investment return assumptions were 9.5% for assets related to the salaried employees of the defined benefit plan in 1993 and 1992, and 9.0% for the other plans in each year presented.

As a result of the divestiture of the flexible interconnections business (see Note B), the Company recognized a curtailment gain of $1,361,000 as part of the 1992 cost reduction charge.

Net pension cost consisted of the following components:


(Dollars in Thousands)                              1994      1993       1992

Service cost (benefits earned during the period)  $  1,224  $  1,132  $ 1,369
Interest cost on projected benefit obligation        2,976     2,754    2,667
Actual return on plan assets                          (319)   (2,900)  (2,690)
Net amortization and deferral                       (2,893)     (276)    (491)

Net pension cost                                  $    988  $    710  $   855


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets:



(Dollars in Thousands)                               January 1, 1995                    January 2, 1994

	                                              	Plan Whose      Plan Whose      Plans Whose     Plan Whose
		                                                Assets        Accumulated       Assets        Accumulated
	                                              	  Exceed         Benefits         Exceed         Benefits
                                              		Accumulated       Exceed        Accumulated       Exceed
                                              		 Benefits         Assets         Benefits         Assets

Actuarial present value of benefit obligations:

 Vested benefit obligation                      $  22,930     $   7,153         $  21,916       $  8,792

 Accumulated benefit obligation                 $  23,045     $   7,189         $  22,686       $  8,928

 Projected benefit obligation                   $ (29,735)    $  (7,189)        $ (30,603)      $ (8,928)
Plan assets at fair value                          29,441         4,092            29,521          5,187

Projected benefit obligation in excess of
 plan assets                                         (294)       (3,097)           (1,082)        (3,741)
Unrecognized net (gain) loss                          (30)        1,162               880          2,008
Unrecognized prior service cost                     1,037         1,101             1,174          1,319
Unrecognized net (asset) obligation, net of
 amortization                                      (3,156)          102            (3,357)           (32)
Adjustment required to recognize minimum
 liability                                             --        (2,365)               --         (3,295)

Net pension liability                           $  (2,443)    $  (3,097)        $  (2,385)      $ (3,741)



The net pension liability is included in the following balance sheet accounts:

Accrued employee benefits and compensation      $      --     $  (1,389)        $       --      $   (662)

Noncurrent pension liability                       (2,443)       (1,708)            (2,385)       (3,079)

Net pension liability                           $  (2,443)    $  (3,097)        $   (2,385)     $ (3,741)




Also included in the noncurrent pension liability is an additional pension liability of $346,000 and $196,000 in 1994 and 1993, respectively.

The discount rate used in determining the present value of benefit obligations was 8.5% for 1994 and 7.5% for 1993. The long-term annual rate of increase in compensation levels assumption was 5.0% in both years.

Plan assets consist of group annuity contracts with major insurance companies and investments in equities and short- and long-term debt instruments managed by various investment managers.


NOTE G-POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
----------

In addition to the Company's noncontributory defined benefit pension plans, the Company sponsors three unfunded defined benefit health care and life insurance plans for retirees. The plan for full-time U.S. salaried employees provides medical and dental benefits to employees with a credited service period of ten years beginning on or after age 45. These benefits cease at age 70. These employees also receive life insurance benefits if they retire before 1998.
The plan for U.S. unionized hourly employees provides medical and life insurance benefits to employees who have a credited service period of ten years on or after age 60. Medical benefits cease at age 65. The plan for nonunion U.S. hourly employees provides life insurance benefits to employees who retire before 1998 with a credited service period of five years on or after age 60. Only the union hourly plan is contributory. All medical and dental plans contain deductible and coinsurance cost-sharing features.

As indicated in Note A, the Company changed its method of accounting for postretirement benefits other than pensions in 1992 to conform with Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company elected to immediately recognize the accumulated liability, measured as of December 30, 1991. This resulted in a one-time after-tax charge (no tax benefit was attributable) of $6,241,000, or $2.02 per share. Aside from the one-time effect of this adjustment, adoption of FAS 106 was not material to 1992 financial results.

Net periodic postretirement benefit cost includes the following components:

                                                1994       1993       1992


Service cost                                   $  309     $  340     $  394
Interest cost                                     413        478        522
Amortization of unrecognized net gain             (32)        (9)        --

Net periodic postretirement benefit cost       $  690      $ 809     $  916


The discount rate assumption used to develop postretirement benefit expense was 7.5% in 1994 and 8.25% in 1993 and 1992.

The actuarial and recorded liabilities for these three plans, none of which have been funded, were as follows:

                                                 January 1,       January 2,
(Dollars in Thousands)                             1995              1994

Accumulated postretirement benefit obligation:
 Retirees                                       $   (3,151)      $   (3,209)
 Fully eligible active plan participants              (711)            (718)
 Other active plan participants                     (1,427)          (1,826)

Accumulated postretirement benefit obligation       (5,289)          (5,753)
Unrecognized net gain                               (1,671)            (869)

Accrued postretirement benefit liability        $   (6,960)      $   (6,622)

Net periodic postretirement benefit liability of $6,960,000 in 1994 and $6,622,000 in 1993 consists of a noncurrent liability of $6,560,000 and $6,122,000, respectively, and a current postretirement benefit liability of $400,000 and $500,000, respectively, which is included in accrued employee benefits and compensation.

The annual assumed rate of increase in the per capita cost of covered health benefits is 10% for 1995 (11% and 13% assumed for 1994 and 1993, respectively), and is assumed to decrease by approximately one percentage point each year to 6% in 2000 and remain at that level thereafter. The health care cost trend rate assumption has the following effect on the amounts reported: increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation for health benefits as of the beginning of 1995 by approximately $358,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $69,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 8.5% for 1994 and 7.5% for 1993.

As a result of the divestiture of the flexible interconnections business (see Note B), the Company recognized a curtailment gain of $419,000 as part of the 1992 cost reduction charge.

NOTE H-EMPLOYEE SAVINGS AND INVESTMENT PLANS
----------

The Company has three Employee Savings and Investment Plans (RESIP I, II, and
III) which meet the requirements contained in Section 401(k) of the Internal Revenue Code. All regular U.S. salaried employees with at least one month of service are eligible to participate in RESIP I, most other regular U.S. employees with at least one month of service who are not members of collective bargaining units are eligible to participate in RESIP II, and members of the Company's collective bargaining units with one month of service are eligible to participate in RESIP III. With the exception of the Company match, the plans are essentially identical and are designated to encourage the Company's U.S. employees to save for retirement. Contributions to the plans as well as earnings thereon benefit from tax deferral. Participating employees generally may contribute up to 18% of their salaries and wages. An employee's elective pretax contribution for which a tax deferral is available is limited to the maximum allowed under the Internal Revenue Code. To further encourage employee savings in RESIP I and II, the Company matched employees' contributions up to 4% of participating employees' annual compensation at a rate of 25% in 1994, and 12.5% in 1993 and 1992. In 1994 the Company began to make half of its contribution with Company stock and continued to make the other half with cash. RESIP related expense amounted to $276,000 in 1994, $177,000 in 1993, and $210,000 in 1992, including Company matching contributions of $191,000, $100,000, and $125,000, respectively.

NOTE I-DEBT
----------

LONG-TERM DEBT:
                                               January 1,       January 2,
(Dollars in Thousands)                             1995            1994

10.5% Senior Notes due 1995-1998                $  2,500        $  3,125
10.6% Senior Notes due 1995-2003                   5,400           6,000
10.5% Convertible Subordinated Notes*                 --           4,500
Term Note with interest at 4.9%                       --           3,637
Other                                                 --              68

                                                   7,900          17,330
Less current maturities                           (1,225)         (3,140)

                                                $  6,675        $ 14,190


* During the third quarter of 1994, the convertible subordinated notes were converted into 204,545 shares of capital stock.

In 1993 the Company entered into a $25 million revolving credit and term loan arrangement with Fleet Bank, N.A. Using the proceeds from the sale of the flexible interconnections business and proceeds from the Fleet facility, the Company paid off a portion of its outstanding debt. Also, the Company renegotiated agreements with other lenders with respect to certain of its debt.

Under the terms of the Fleet agreement, the Company received a $5 million term note, which had been reduced to $3.6 million by January 2, 1994 and then prepaid in full on February 1, 1994. The Company may borrow up to a maximum of $15 million under a revolving credit arrangement. Amounts borrowed under this arrangement are to be repaid in full on April 14, 1996. Repayments on the revolving credit facility are necessary to the extent the Company's collateral decreases to a level which does not support borrowings under the facility, although this is not likely. Interest is payable monthly at a rate no greater than prime plus .75 percentage points on amounts oustanding under the revolving credit facility. In addition there are administrative fees associated with the arrangement, as well as a commitment fee of 0.25% per annum on any unborrowed funds which are available under the revolving credit facility. At year-end 1994, there were no borrowings under this revolving credit arrangement. Borrowings under the revolving credit facility are secured by virtually all of the Company's domestic assets other than real properties and intellectual property. The Company is in negotiations for a new $10 million unsecured credit arrangement.

MATURITIES:
----------
Required long-term debt principal repayments during the four years after 1995 are: $1,225,000 in each year from 1996-1998 and $600,000 in 1999.

INTEREST PAID:
----------
Interest paid during the years 1994, 1993, and 1992, was $1,879,000, $3,358,000, and $3,636,000, respectively.

PLEDGED ASSETS:
----------
At January 1, 1995, collateral for long-term debt consisted of personal property and equipment totaling $16,106,000 and other assets amounting to $34,202,000.

RESTRICTION ON PAYMENT OF DIVIDENDS:
----------
Certain covenants of the Company's loan agreements restrict the payment of dividends based upon a specified level of retained earnings. At January 1, 1995, the level of retained earnings was not sufficient to permit the declaration or payment of dividends.

NOTE J-INCOME TAXES
----------
Consolidated income (loss) before income taxes (benefit) and cumulative effect of accounting change consists of:

(Dollars in Thousands)                1994          1993        1992

Domestic                         $   9,660     $   5,980      $ (25,887)
Foreign                              1,052           736         (2,118)

                                 $  10,712     $   6,716      $ (28,005)

The income tax expense (benefit) before cumulative effect of accounting change in the consolidated statements of operations consists of:

(Dollars in Thousands)                 Current        Deferred         Total

1994:
  Federal                              $   444         $  (207)      $   237
  Foreign                                  234              47           281
  State                                     60              --            60

                                       $   738        $   (160)      $   578


1993:
  Federal                              $   (90)       $     --       $   (90)
  Foreign                                   (6)             --            (6)
  State                                    142              --           142

                                       $    46        $     --       $    46

1992:
  Federal                              $   203        $ (1,771)      $(1,568)
  Foreign                                   65            (148)          (83)
  State                                     71              --            71

                                       $   339        $ (1,919)      $(1,580)


The adoption of FAS 109 in 1993 (see Note A) resulted in a reduction to both the Company's current deferred tax asset and its noncurrent deferred tax liability of approximately $2.5 million as of January 4, 1993. The net adjustment to the Company's consolidated balance sheet did not have a material impact on the Company's consolidated statement of operations and retained earnings.

Deferred tax assets and liabilities as of January 1, 1995 and January 2, 1994, respectively, are comprised of the following:

(Dollars in Thousands)                              January 1,      January 2,
                                                       1995            1994

Deferred Tax Assets:
 Accruals Not Currently Deductible for Tax Purposes:
  Accrued Employee Benefits and Compensation        $   1,991       $   2,439
  Accrued Postretirement Benefits                       2,256           2,354
  Other Accrued Liabilities and Reserves                1,528             982
 Tax Loss Carryovers                                    1,538           4,760
 Tax Credit Carryforwards                               4,272           2,714
 Investments in Joint Ventures                          1,506             447
 Accounts Receivable                                      955             985
 Other                                                    492              32

Total Deferred Tax Assets                              14,538          14,713
Less Deferred Tax Asset Valuation Allowance            10,057          10,095

Deferred Tax Assets                                     4,481           4,618
Deferred Tax Liabilities:
 Depreciation & Amortization                            4,321           4,618

Total Deferred Tax Liabilities                          4,321           4,618

Net Deferred Tax Asset                              $     160       $       0

Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate to income (loss) before income tax expense (benefit) and cumulative effect of accounting change. The reasons for this difference are as follows:


(Dollars in Thousands)                         1994        1993        1992

Tax expense (benefit) at statutory rate       $  3,749   $  2,283   $ (9,522)
Losses producing no tax benefit                     --         58      6,879
Tax loss carryovers                             (3,143)      (707)       (72)
Alternative minimum tax                            154         --         --
Other net deductible temporary difference         (230)    (1,663)        --
U.S. tax on foreign earnings                        --         --      1,104
Other                                               48         75         31

Income tax expense (benefit)                  $    578   $     46   $ (1,580)


The deferred tax asset valuation allowance decreased by $38,000 and $1,663,000 during 1994 and 1993, respectively. The $1,663,000 decrease in 1993 related primarily to the recognition for tax purposes in 1993 of certain accrued cost reduction expenses which were recognized for financial reporting purposes in prior years.

At January 1, 1995, the Company had a U.S. net operating loss carryforward of approximately $1,034,000 which expires in the year 2008. The Company also has foreign net operating loss carryforwards of approximately $2,584,000. Under the applicable foreign tax laws, these net operating loss carryforwards have an indefinite carryforward period. The utilization of U.S. and foreign net operating loss carryforwards is dependent upon the future taxable earnings of the Company's U.S. operations and of the applicable foreign subsidiary, respectively.

At January 1, 1995, the Company had Alternative Minimum Tax Credit carryforwards of approximately $1,667,000 and General Business Credit carryforwards of approximately $2,331,000. The use of these tax credit carryforwards is limited to future taxable earnings of the Company. The Alternative Minimum Tax Credit carryforwards have an indefinite carryforward period. The Company's General Business Credit carryforwards expire in annual increments of between $100,000 and $300,000 beginning in 1998 and ending in the year 2009.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were lent to the Company or a U.S. affiliate, or if the Company should sell its stock in the subsidiaries. It is not practical to estimate the amount of additional tax that might be payable on foreign earnings; however, the Company believes that U.S. foreign tax credits would largely eliminate any U.S. tax and offset any foreign tax.

Undistributed foreign earnings, before available tax credits and deductions, amounted to $4,155,000 at January 1, 1995, $3,359,000 at January 2, 1994, and
$2,582,000 at January 3, 1993.

Income taxes paid (refunded) were $547,000, $(193,000), and $(352,000), in
1994, 1993, and 1992, respectively.

NOTE K-SHAREHOLDERS' EQUITY AND STOCK OPTIONS
----------

Changes in shareholders' equity are shown below:
(Dollars in Thousands)
                                 Capital
                                  Stock     Additional    Equity      Retained
                                 (Number      Paid-In   Translation   Earnings
                                of Shares)    Capital   Adjustment   (Deficit)

Balance at December 29, 1991    3,084,659    $ 19,840    $   2,051   $ 27,007

Net loss for 1992                                                     (32,666)
Cash dividends declared                                                   (93)
RESIP shares issued                15,990         277
Translation adjustment for 1992                               (434)

Balance at January 3, 1993      3,100,649      20,117        1,617     (5,752)

Net income for 1993                                                     6,670
Stock options exercised            38,655         785
RESIP shares issued                12,727         184
Conversion of convertible
  subordinated notes into
  capital stock                    68,181       1,432
Stock issued to officers            6,000         125
Shares reacquired and cancelled    (3,751)        (85)
Translation adjustment for 1993                               (424)

Balance at January 2, 1994      3,222,461      22,558        1,193        918

Net income for 1994                                                    10,134
Stock options exercised           100,173       1,992
RESIP shares issued                13,249         385
Conversion of convertible
  subordinated notes into
  capital stock                   204,545       4,295
Stock issued to directors and
  officers                          5,227         169
Shares reacquired and cancelled   (23,020)       (767)
Translation adjustment for 1994                                725

Balance at January 1, 1995      3,522,635    $ 28,632    $   1,918  $  11,052

The dollar amount of the capital stock ($1 par value) is equal to the above indicated number of shares.

In 1988 the Company adopted a stock option plan which permits the granting of incentive stock options and nonqualified stock options to officers and other key employees. Additionally, nonqualified stock options can be granted to directors. Incentive stock option grants must be at a price no less than the market value of the capital stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 50% of the market value of the capital stock as of the date of grant. To date, all options granted to officers and other key employees have been at a price equal to the market value of the capital stock as of the date of grant.

Under certain conditions, non-employee directors may receive nonqualified stock options at a discounted exercise price in lieu of a corresponding amount of directors' fees pursuant to the 1988 plan. Currently existing options issued under the plan are exercisable within a period of ten years from the date of grant. In 1990 the Company adopted another stock option plan which only permits the granting of nonqualified stock options to key employees who are not officers or directors. In other respects, the 1990 plan is essentially the same as the one established in 1988.

In 1994, shareholders approved the 1994 Stock Compensation Plan which permits the granting of incentive stock options and nonqualified stock options to officers and other key employees. Additionally, the plan requires that the retainer fee for non-employee directors be paid semiannually in shares of Rogers Capital Stock with the number of shares of stock granted based on its then fair market value. Stock options also are granted to non-employee directors twice a year. The number of shares in each six-month non-employee director stock option grant is determined by dividing $6,750 (half of the annual director retainer fee at the time the plan was established) by the fair market value of a share of the Company's Capital Stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 85% of the fair market value of the Capital Stock as of the date of grant. To date, all options granted under this plan have been at a price equal to the fair market value of the Capital Stock as of the date of grant. Currently existing stock options issued under this plan are exercisable within a period of ten years from date of grant.


                              						        Average
                                             Number     Option    Aggregate
                                           of Shares    Price      (000s)

Outstanding at December 29, 1991            380,882    $ 22.24    $ 8,470
  Granted                                   105,468      17.44      1,839
  Cancelled                                  91,930      22.87      2,102
  Expired                                     1,500      16.25         24

Outstanding at January 3, 1993              392,920      20.83      8,183
  Granted                                   205,468      17.98      3,695
  Exercised                                  38,655      20.19        780
  Cancelled                                  68,500      21.82      1,495
  Expired                                    27,000      29.18        788

Outstanding at January 2, 1994              464,233      18.99      8,815
  Granted                                   113,868      33.83      3,852
  Exercised                                 100,173      20.67      2,070
  Cancelled                                   8,513      17.57        150
  Expired                                     9,300      28.88        269

Outstanding at January 1, 1995              460,115    $ 22.12    $10,178


In general, stock options granted to officers and employees become exercisable in one-third increments beginning on the second anniversary of the grant date. Non-employee director options granted under the 1988 plan become exercisable on the first anniversary of the date of grant, while options to such individuals granted pursuant to the 1994 plan become exercisable six months and one day after the date of grant. The options outstanding on January 1, 1995, expire on various dates, beginning June 27, 1995, and ending on December 12, 2004. Options outstanding at January 1, 1995, included 135,043 which were exercisable (167,524 at January 2, 1994).

Shares of capital stock reserved for possible future issuance are as follows:

                                           January 1,      January 2,
                                             1995            1994

Options granted                             460,115         464,233
Options as yet ungranted                    311,014         410,014
Stock to be issued in lieu of deferred
  directors' fees                             2,945              --
Employee Savings and Investment Plans        43,642          56,891
Stock purchase warrant*                     100,000         100,000
Shareholders' Rights Plan                 4,440,351       4,500,418
Shares for conversion of convertible
  subordinated notes                             --         246,819

      Total                               5,358,067       5,778,375


* This warrant was granted in connection with a research and development arrangement and is convertible at $27 per share during the period from June 30, 1993 through June 29, 1996.

NOTE L-LEASES
----------

The Company's principal noncancellable operating lease obligations are for buildings and vehicles. The leases generally provide that the Company pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $1,016,000 in 1994, $1,469,000 in 1993, and $1,895,000 in 1992.

Future minimum lease payments under noncancellable operating leases at January 1, 1995, aggregate $2,586,000. Of this amount, annual minimum payments are $698,000, $477,000, $363,000, $323,000, and $327,000, for years
1995 through 1999, respectively.

NOTE M-FOREIGN OPERATIONS
----------

The net assets of wholly-owned foreign subsidiaries were $8,221,000 at January 1, 1995, and $6,941,000 at January 2, 1994. Net income (loss) of these foreign subsidiaries was $796,000 in 1994, $820,000 in 1993, and $(1,961,000) in 1992, including net currency transaction gains (losses) of $(3,000) in 1994, $(38,000) in 1993, and $225,000 in 1992.

NOTE N-CONTINGENCIES
----------

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company has been named as a PRP in six cases involving waste disposal sites, all of which are superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by govenmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other potentially responsible parties. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently know to it, the Company does not believe that the outcome of these precedings will have a material adverse effect on its financial condition.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain PCB contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by our environmental engineers and consultants, the Company recorded a provision of approximately $0.9 million in 1994 for costs related to this matter. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional impact on earnings.

In addition to the environmental issues, the nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation which is defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse effect on the financial position of the Company.

NOTE O-BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------

The presentation of business segment information for the years 1992-1994 is generally reflective of the Company's current internal reporting structure and has been divided into two segments, Polymer Products and Electronic Products. Polymer Products consists of high performance elastomer materials and components, and moldable composites. Equity from Rogers INOAC Corporation and Durel Corporation is also included in income for Polymer Products. Electronic Products are comprised primarily of high frequency circuits and materials and flexible circuit materials. Sales figures for 1992 also include interconnection circuits and components; these product lines were sold as part of the 1993 sale of the flexible interconnections business.

The Company markets its products throughout the United States and in foreign markets directly and through distributors and agents. In 1994, approximately 63% of total sales were to the electronics industry. Sales to one unaffiliated customer, consisting of many different products, accounted for approximately 15% of sales in 1992. Sales to this customer were well under 10% after 1992 due to the disposition of the flexible interconnections business.

At January 1, 1995, the electronics industry accounted for approximately 61% of total accounts receivable due from customers. Accounts receivable due from customers located within the United States accounted for 73% of the total accounts receivable owed to the Company at the end of 1994. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses relating to customers have been minimal and have been within management's expectations.

The principal operations of the Company are located in the United States and Europe. The Company formerly owned operations in Mexico related to the flexible interconnections business and the domestic power distribution business. Since these businesses were divested in 1993 and 1994, respectively, no assets remain in Mexico at year-end 1994.

Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data reported on the following page.

BUSINESS SEGMENT INFORMATION
(Dollars in Thousands)                 1994            1993           1992(a)

Net sales:
  Polymer Products                  $  71,919       $  66,238       $  62,396
  Electronic Products                  61,947          56,930         109,965

  Total                             $ 133,866       $ 123,168       $ 172,361

Income (loss) before income taxes
 (benefit) and cumulative effect of
 accounting change:
 Polymer Products                   $   5,981       $   8,755       $   5,136
 Electronic Products                    5,609           1,044         (28,069)
 Unallocated corporate expenses
 (mainly interest expense - net)         (878)         (3,083)         (5,072)

  Total                             $  10,712       $   6,716       $ (28,005)

Capital expenditures:
 Polymer Products                   $   3,225       $   6,534       $   2,772
 Electronic Products                    1,423           2,048           6,289

  Total                             $   4,648       $   8,582       $   9,061

Depreciation:
 Polymer Products                   $   2,561       $   2,224       $   2,753
 Electronic Products                    4,008           4,350           7,856

  Total                             $   6,569       $   6,574       $  10,609

Assets:
 Polymer Products                   $  39,754       $  36,717       $  35,479
 Electronic Products                   34,692          38,767          50,527
 Unallocated corporate assets
 (mainly cash and cash equivalents)    14,997           6,353          11,740

  Total                             $  89,443       $  81,837       $  97,746



GEOGRAPHIC INFORMATION
(Dollars in Thousands)             North America     Europe          Total

1994:
 Net sales                            $ 116,481     $  17,385       $ 133,866
 Income (loss) before income taxes        9,660         1,052          10,712
 Assets                                  79,022        10,421          89,443

1993:
 Net sales                            $ 108,324     $  14,844       $ 123,168
 Income (loss) before income taxes
 (benefit)                                5,980           736           6,716
 Assets                                  72,046         9,791          81,837

1992:
 Net sales                            $ 157,142     $  15,219       $ 172,361
 Loss before income tax benefit and
 cumulative effect of accounting
 change (b)                             (25,887)       (2,118)        (28,005)
 Assets                                  87,345        10,401          97,746



(a)                                      Polymer       Electronic
                                        Products       Products         Total

Includes allocations of:
 Cumulative effect of accounting
  change                              $   2,900     $   3,300       $   6,200
 Cost reduction charges                   1,800        24,800          26,600
 Undistributed earnings of previously
  owned unconsolidated joint venture         --           800             800
 Investment in previously owned
  unconsolidated joint venture               --         3,000           3,000


(b)                                North America       Europe         Total

Includes allocations of:
 Cost reduction charges               $  25,100     $   1,500       $  26,600

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
----------

Board of Directors and Shareholders
Rogers Corporation

----------

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of January 1, 1995 and January 2, 1994, and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the three fiscal years in the period ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at January 1, 1995 and January 2, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1995, in conformity with generally accepted accounting principles.

As discussed in Note G to the financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.


                                                    								ERNST & YOUNG LLP




Providence, Rhode Island
February 7, 1995

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------
(Dollars in Thousands, Except Per Share Amounts)


                     Net    Manufacturing       Net       Net Income
       Quarter      Sales      Profit*         Income     Per Share

1994   Fourth     $ 32,261     $ 10,274       $  2,780       $  .74
       Third        32,605        9,819          2,696          .73
       Second       34,995        9,997          2,389          .70
       First        34,005       10,126          2,269          .67

1993   Fourth     $ 29,138     $  8,261       $  1,705      $   .52
       Third        30,312        9,214          1,712          .53
       Second       30,939        9,005          1,612          .51
       First        32,779       10,286          1,641          .53


* Certain reclassifications were made for 1993 and the first three quarters of 1994 to report results consistent with 1994 reporting practice.


CAPITAL STOCK MARKET PRICES
----------

The Company's capital stock is traded on the American and Pacific Stock Exchanges. The following table sets forth the composite high and low prices during each quarter of the last two years on a per share basis.

At February 21, 1995, there were 1,246 shareholders of record.


                         1994                            1993


Quarter            High        Low                High        Low

Fourth          $ 51         $ 33               $ 29        $ 24-3/4
Third             34-5/8       31-1/4             27          19-3/8
Second            34-1/4       25-5/8             23-3/8      16
First             29-7/8       24-1/2             18-7/8      12-5/8

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


CONSOLIDATED SALES AND OPERATIONS - 1994 TO 1993

Net sales were $133.9 million for 1994 compared with $123.2 million for 1993. Sales growth, ranging from quite modest to substantial, was attained in 1994 in all but one of the Company's divisions. The most substantial increases were in flexible circuit materials for computer and peripheral applications; elastomeric components for printers, copiers, and automotive needs; moldable composites for electrical and transportation industry applications; high frequency circuit materials for commercial wireless communications uses; and, power distribution components for European electronics applications. These sales gains were attributable mainly to increased unit volumes; price increases and mix did not have a material effect. The only business unit that had decreased sales was the Company's small microwave circuit board manufacturing operation, which converted from mainly military to commercial products during the year.

In 1994, net income was $10.1 million, or $2.84 per share, compared with $6.7 million, or $2.09 per share in 1993. This improvement was mainly the result of increased sales, the positive impact related to divestitures, greater contribution from the Company's 50% owned joint ventures, and lower net interest expense.

The Company concluded the sale of its U.S. power distribution business to Methode Electronics, Inc., during the second quarter of 1994. In addition to an initial cash payment, the Company will receive royalties on sales for five years. The building where the business was operating, located in Mesa, Arizona, is being offered for sale. The remaining equipment of this business was sold separately. Also in the third quarter of 1994, a small polyimide components business was sold to E.I. du Pont de Nemours and Company for a modest gain.

Durel Corporation, the Company's 50% owned joint venture with 3M, had a sales gain of 62% in 1994. This growth came mainly from applications in watches, automobiles, and hand-held wireless communication devices. A new 77,000 square foot plant is being constructed in Chandler, Arizona, to help meet increased demand. Beginning in the first quarter of 1995, the Company's 50% share of Durel's profits will be included in other income. Profits were not included through 1994 because of the accumulated losses during the initial years of Durel's operations.

Rogers INOAC Corporation (RIC), the Company's 50% owned joint venture with INOAC Corporation of Japan, achieved record sales in 1994. In local currency, this high performance elastomer joint venture in Japan grew 27% in 1994, despite the relatively weak economy in Japan, and RIC's profits increased 34% in 1994 compared with 1993. In the second quarter of 1994, RIC started up a new PORON materials production line, more than doubling capacity for the Asian market.

The Company's manufacturing profit was 30% of sales in both 1994 and 1993. Improved profit margins in several operations in 1994 were offset by the changes required to convert from mainly military applications to commercial products in the microwave circuit board manufacturing operation, and by the impact of the start-up of our new PORON production line in the United States.

Beginning with 1994, certain new product and process development expenses, previously included as cost of sales, have been reclassified as research and development expense. Prior year data has been restated accordingly. This reclassification has no effect on net income for any period. Research and development expense totaled $9.2 million in 1994 compared with $9.5 million in 1993, or 7% and 8% of sales, respectively. Significant product and process development activities in 1994 included: process and product improvements which further reduce the cost of the RO3000 family of composite fluoropolymer laminates; development of the RO4000 family of low loss, controlled dielectric constant thermoset composite laminates planned for market introduction in 1995; completion of a new PORON casting machine of improved design which produces wider product at faster rates; improved ENDUR fuser roll coating capability and a broader range of ENDUR LE conductive formulations; continued development of faster-curing moldable phenolic composite compounds; and the introduction of recycle capability for MPC phenolic cured product.

Selling and administrative expense as a percentage of net sales was consistent at 15% in both 1994 and 1993.

Net interest expense decreased 56% from 1993 to 1994, primarily because of lower borrowing levels. At current borrowing levels, management expects interest expense will continue to decline in 1995.

Other income increased from $0.8 million in 1993 to $1.6 million in 1994. This increase reflects gains on disposition of assets and positive contribution from the Company's 50% owned joint ventures, offset partially by estimated costs to remove and dispose of soil contaminated by polychlorinated biphenyls (PCB) at the Company's East Woodstock, Connecticut, facility as described below.

The  Company  is  subject to federal, state and local laws and  regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company has been named as a PRP in six cases involving waste disposal sites, all of which are superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other potentially responsible parties. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain PCB contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by our environmental engineers and consultants, the Company recorded a provision of approximately $0.9 million in 1994 for costs related to this matter. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

At January 1, 1995, other accrued liabilities were greater than January 2, 1994, primarily as a result of reserves established for the PCB clean-up.

The   Company  has  not  had  any  material  recurring  costs  and  capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

CONSOLIDATED SALES AND OPERATIONS - 1993 TO 1992

1993 sales were $123.2 million compared with $172.4 million for 1992. The decline was related primarily to divestiture of the flexible interconnections business which was completed June 28, 1993. Led by a substantial increase in high performance elastomer products, sales of the Company's core specialty polymer composite materials and components grew 10% in 1993. These gains were offset partially by decreases in domestic power distribution component sales which dropped by almost $10.0 million during the previous two years. Higher sales of PORON materials necessitated a production line expansion in the U.S. which more than doubled capacity. Construction of a 10,000 square foot expansion to the Willimantic Division to support the continuing growth in sales of ENDUR components for office equipment was started in 1993 and completed in 1994.

Net income in 1993 was $6.7 million, or $2.09 per share, compared with a net loss of $32.7 million in 1992. The loss in 1992 included a fourth quarter restructuring charge of $26.6 million and an additional $6.6 million charge related to the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." The financial results in 1993 excluded the sales and earnings of the divested flexible interconnections business for the full year. This divestiture, coupled with improved sales and performance in the Company's continuing businesses, was the major reason for the higher profits in 1993.

Manufacturing profit, after the reclassification of certain new product and process development expenditures to research and development expense, was 30% of net sales in 1993, compared with 21% in 1992. This increase resulted primarily from divestiture of the flexible interconnections business, which operated with low margins and at a substantial loss in 1992, and from improved profit margins in continuing businesses.

Research and development expense, as reclassified and commented upon elsewhere, decreased 24% from 1992, and was approximately 8% of sales in 1993 and 7% in 1992. Significant product and process developments during 1993 included: lower cost processing of composite fluoropolymer laminates which resulted in the introduction of RO3003 for the commercial microwave market; the development of other low cost laminates designed for the commercial microwave market; improved process equipment for improved ENDUR-C LE conductive elastomer materials; PORON S-2000 silicone products using proprietary process technology; and faster-curing moldable phenolic composite compounds.

Selling and administrative expense decreased 15% from 1992 to 1993. However, because of much lower total sales, these expenses represented 15% of sales in 1993 compared with 13% in 1992.

Net interest expense in 1993 was 15% lower than in 1992 primarily because of reduced borrowing. Proceeds from the sale of the flexible interconnections business, combined with improved generation of cash from operations, resulted in debt reductions from $35.4 million in 1992 to $17.3 million in 1993.

In the first quarter of 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes." The adjustment required to record the adoption of FAS 109 did not have a material impact on the Company's consolidated statement of operations and retained earnings. As permitted under FAS 109, the Company elected not to restate prior years' financial statements.

RESTRUCTURING/COST REDUCTION CHARGES

During 1992, it was decided that the Company's strategy should be one of building further on its existing specialty polymer composite materials businesses. Actions were taken during 1992 and early 1993 to begin to implement this strategy. The major element of this strategy was to withdraw from the business of producing and selling custom designed flexible circuits and multimetal layer tape automated bonding components. As of the end of 1992, the Company shut down the Micro Interconnections unit which produced the multimetal layer tape automated bonding components, and a letter of intent was signed for the divestiture of the Flexible Interconnections Division (FID), the Company's largest division, to a limited partnership managed by Ampersand Ventures, a venture capital firm based in Wellesley, Massachusetts. The divestiture, which included the Company's 50% interest in a related joint venture, Smartflex Systems, was completed in June 1993. The costs associated with these two actions amounted to $22.4 million and consisted primarily of a writedown of assets, employee severance at both the divisional and corporate staff levels, professional fees, and other related expenses. These represented the major components of the 1992 restructuring charge.

In addition, several other steps were taken to set the new strategic direction of the Company and to improve its operations and future profitability. These steps added $4.2 million to the charge and included costs associated with various asset writedowns, streamlining the U.S. sales group, consolidating the European sales and administrative functions, restructuring the Power Distribution Division, and the reduction and consolidation of certain corporate functions in the United States.

During 1994, 1993 and 1992, $1.3 million, $19.3 million, and $6.2 million, respectively, was charged against these reserves and the Company believes the net balance in the accrued cost reduction reserve of $.9 million, coupled with the valuation reserve in assets held for sale of $1.6 million at January 1, 1995, are adequate for the completion of the restructuring actions. The majority of this remaining accrued reserve relates to pension liabilities resulting from 1991 work force reductions.

When the disposition of assets held for sale and the payment of the cost reduction liabilities (as both appear on our January 1, 1995 Balance Sheet) are completed, it is expected that there will be a net increase in cash of approximately $6.0 million.

SEGMENT SALES AND OPERATIONS

Sales in the Polymer Products business segment increased 9%, 6%, and 10% in 1994, 1993 and 1992, respectively. Two divisions in this business segment, Poron Materials and Willimantic, achieved record sales in all three years from 1992 - 1994. Poron Materials' sales growth was reduced by the impact of customer inventory reductions primarily in the second quarter of 1994. The Willimantic Division sales gain was led by ENDUR-LE conductive elastomer  components  and  by  NITROPHYL floats  used  in  the  automotive industry. Additionally, the Molding Materials Division achieved solid growth based on strong automotive production and an increasing share of the electric motor commutator insulator market.

The Polymer Products business segment generated profits of $6.0 million in 1994, $8.8 million in 1993, and $6.9 million in 1992, before the allocation of cost reduction charges of $1.8 million in 1992. The decrease in 1994 was attributable primarily to higher costs related to the Poron Materials capacity expansion and provisions for the removal and disposal of PCB contaminated soil.

Electronic Products business segment revenues increased 9% in 1994.   Sales
of  flexible circuit materials were up significantly over last  year.   The
gain was attributable largely to sales of flexible circuit materials to the laptop computer and hard disk drive segments of the computer peripherals market and sales of high frequency materials for commercial applications. This sales growth was offset by decreases in the Company's microwave circuit board manufacturing unit. This unit is  in  transition  from  a predominantly military to a predominantly
industrial customer base.   Also, only six months of Power Distribution
Division sales were included in 1994.  Electronic Products business segment
revenues decreased 48% in 1993.   This decrease  was  primarily attributable
to the divestiture of the flexible interconnections business. Excluding these sales from 1992, the business segment experienced a 3% sales increase in 1993.

European sales stated in local currencies, net of the 1991 divestiture of the keyboard business, increased 14% in 1994 and 3% in 1993, and decreased 1% in 1992. Translated into U.S. currency, these sales increased 17% in 1994 and declined 2% and 4% in 1993 and 1992, respectively. The increase in 1994 in both local currencies and U.S. dollars is attributable to sales for older applications in mainframe computers where lower sales are expected in 1995, and new applications in power distribution devices for cellular telephone base stations, and large power equipment where further sales gains are anticipated.

The Electronic Products business segment showed operating income of $5.6 million in 1994 and $1.0 million in 1993. These profits followed losses of $3.3 million in 1992, before the allocation of cost reduction charges of $24.8 million. The better operating income in both 1994 and 1993 was caused mainly by the higher sales mentioned earlier and the elimination of losses of divested businesses, as well as the positive impact from sale of assets in 1994.

BACKLOG

The Company's backlog of firm orders was $22.9 million at January 1, 1995, $19.2 million at January 2, 1994, and $19.0 million at January 3, 1993 (excluding orders of the Company's divested businesses). The increase in 1994 relates primarily to a generally higher level of sales and a few key customers of the polymer products business segment committing to firm orders extending well into 1995.

SOURCES OF LIQUIDITY AND CAPITAL

Cash provided by the Company's operating activities amounted to $14.1 million in 1994, $11.9 million in 1993, and $5.8 million in 1992. Capital expenditures in 1994 were $4.7 million, compared with $8.6 million and $9.1 million in 1993 and 1992, respectively. The higher level of capital spending in 1993 resulted from the two plant expansions for expanded capacity in the Poron Materials and Willimantic Divisions. Capital spending in 1992 included spending for divested flexible interconnections business activities.
Capital spending in 1994 and 1993 was exceeded by cash generated from the Company's operating activities. Spending in 1992 was financed primarily by cash generated from the Company's operating activities and proceeds from the sale of a business. For 1995, capital spending is expected to be somewhat higher than 1994 and will focus on new process equipment, cost reductions and quality improvements. It is anticipated that this spending will be financed with internally generated funds.

During 1994 the Company reduced its existing debt by $9.4 million through cash payments and conversion of the convertible subordinated note into capital stock. The Company can borrow up to a maximum of $15.0 million under a revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full on April 14, 1996. Repayment of the revolving credit facility is necessary to the extent the Company's collateral decreases to a level which does not support borrowings under the facility, although this is not likely. Borrowings under the revolving credit facility are secured by virtually all of the Company's domestic assets other than real property and intellectual property. The Company had no borrowings under this arrangement for most of 1994 and none at year-end. European operations have unused lines of credit with local banks that permit borrowing in various currencies. There are no significant restrictions on the remittance of funds by the Company's foreign subsidiaries to the United States.

Included in the provisions of the Company's long-term loan agreements are restrictions on the Company and its subsidiaries with respect to additional borrowings, loans to others except for subsidiaries, payment of dividends, transactions in capital stock, asset acquisitions and dispositions, and lease commitments. These agreements also impose financial covenants requiring the Company to maintain certain levels of working capital and net worth, and specified leverage ratios.

Management believes that in the near term, internally generated funds plus long-term and short-term financing will be sufficient to meet the needs of the business. The Company continually reviews and assesses its lending relationships and plans to replace its existing secured revolving credit agreement with an unsecured arrangement.

DIVIDEND POLICY

In  1992,  the Board of Directors voted to discontinue cash dividends.   At
present, the Company expects to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

PAGE F-78 IS THE FINANCIAL DATA SCHEDULE, WHICH IS EXHIBIT 27.

                            EXHIBIT 29A

                        Financial Statements
                 and Other Financial Information
                             (Unaudited)

                      Rogers Inoac Corporation

                          October 31, 1994

                  Rogers Inoac Corporation

                    Financial Statements
               and Other Financial Information


                      October 31, 1994



                          Contents


Financial Statements:

 Accountants' Compilation Report                        1

 Balance Sheets at October 31, 1994 (Unaudited),
 and 1993                                               2

 Statements of Income and Retained Earnings
 for the years ended October 31, 1994 (Unaudited),
 1993 and 1992                                          4

 Statements of Cash Flows
 for the years ended October 31, 1994 (Unaudited),
 1993 and 1992                                          5

 Notes to Financial Statements                          6


                                                     Schedule
                                                      number
                                                     --------
Financial Statement Schedules:

 Valuation and Qualifying Accounts
  for the years ended October 31, 1994 (Unaudited),
  1993 and 1992                                          II

 Short-Term Borrowings
  for the years ended October 31, 1994 (Unaudited),
  1993 and 1992                                         III



For the years ended October 31, 1993 and 1992 all other schedules have been omitted, as permitted by the rules and regulations of the Securities and Exchange Commission, as the required information is presented either in the financial statements or the notes thereto, or as the schedule is not applicable.

               Accountants' Compilation Report


The Board of Directors and Shareholders
Rogers Inoac Corporation


We have compiled the accompanying balance sheet of Rogers Inoac Corporation as of October 31, 1994, the related statements of income and retained earnings and cash flows for the year then ended and the financial statement schedules listed in the accompanying index, in accordance with Statements on Standards for Accounting and Review
Services  issued  by  the  American Institute  of  Certified
Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the years ended October 31, 1993 and 1992 were audited by us and we expressed an unqualified opinion on them in our report dated December 22, 1993, but we have not performed any auditing procedures subsequent to that date.

                                     ERNST & YOUNG



Tokyo, Japan
December 20, 1994

                  Rogers Inoac Corporation

                       Balance Sheets


                                              October 31,
                                           1994         1993
                                        -----------------------
                                          (Thousands of yen)
                                        (Unaudited)

Assets
Current assets:
Cash and cash equivalents                  418,261      534,356
Receivables:
Trade receivables                           37,671        4,385
Due from affiliates (Note 4)               452,468      343,101
                                        -----------------------
                                           490,139      347,486
Less allowance for doubtful accounts        (5,135)      (2,000)
                                        -----------------------
                                           485,004      345,486
Inventories:
Merchandise and finished goods              98,691       64,037
Work in process                             57,115       48,941
Raw materials                              108,827       79,607
                                        -----------------------
                                           264,633      192,585
Deferred income taxes (Note 3)              14,319        7,574
Prepaid expenses and other current
  assets                                     2,329        2,574
                                        -----------------------
Total current assets                     1,184,546    1,082,575

Plant and equipment:
Buildings and improvements                  16,991        9,783
Machinery and equipment                    534,276      183,920
Vehicles                                     4,006        4,006
Furniture and fixtures                      34,452       29,171
Construction in progress                     2,163       39,571
                                        -----------------------
                                           591,888      266,451
Less accumulated depreciation             (236,885)    (140,702)
                                        -----------------------
                                           355,003      125,749

Other assets                                19,049        1,241
                                        -----------------------
Total assets                             1,558,598    1,209,565
                                        =======================

                                               October 31,
                                           1994        1993
                                        (Thousands of yen)
                                          (Unaudited)
                                        -----------------------
Liabilities and shareholders' equity
Current liabilities:
  Trade payables                            98,875       69,495
  Due to affiliates (Note 4)               286,431      235,780
  Income taxes payable (Note 3)            127,136       87,925
  Accrued expenses and other liabilities    28,857       31,305
                                        -----------------------
Total current liabilities                  541,299      424,505

Deferred income taxes (Note 3)              27,150           --

Shareholders' equity:
  Common stock, 50,000 yen par value:
    Authorized - 3,200 shares;
    Issued and outstanding - 880 shares     44,000       44,000
  Legal reserve (Note 7)                    11,000       11,000
  Retained earnings (Notes 2 and 7)        935,149      730,060
                                        -----------------------
Total shareholders' equity                 990,149      785,060


Commitments (Note 8)


Total liabilities and shareholders'
  equity                                 1,558,598    1,209,565
                                        =======================

See Accountant's Compilation Report and Notes to Financial Statements.

                  Rogers Inoac Corporation

         Statements of Income and Retained Earnings


                                         Year ended October 31,
                                      1994       1993        1992
                                   ----------------------------------
                                           (Thousands of yen)
                                   (Unaudited)

Net sales (Note 4)                  4,378,303   3,568,764   3,590,199
Interest income (Note 4)               10,806      16,499      11,037
Other income                            5,195       4,542       9,308
                                   ----------------------------------
                                    4,394,304   3,589,805   3,610,544

Costs and expenses (Notes 4 and 6):
  Cost of products sold             3,538,280   2,895,112   2,857,145
  Selling, general and
    administrative expenses           400,935     315,057     321,212
  Interest expense (Note 5)                --       1,232         101
  Other                                    --          --           5
                                   ----------------------------------
                                    3,939,215   3,211,401   3,178,463
                                   ----------------------------------
Income before income taxes            455,089     378,404     432,081

Income taxes (Note 3):
  Current                             218,595     192,571     242,400
  Deferred (credit)                    20,405      12,192      (7,023)
                                   ----------------------------------
                                      239,000     204,763     235,377
                                   ----------------------------------
Net income (Note 2)                   216,089     173,641     196,704

Retained earnings at beginning of
  period (Note 2)                     730,060     567,419     384,715
Cash dividends                        (11,000)    (11,000)    (11,000)
Transfer to legal reserve                  --          --      (3,000)
                                   ----------------------------------
Retained earnings at end of period
  (Notes 2 and 7)                     935,149     730,060     567,419
                                   ==================================

Amounts per share (Note 9):
  Net income                           245.56      197.32      223.53
  Cash dividends                        12.50       12.50       12.50



See Accountants' Compilation Report and Notes to Financial Statements.

                  Rogers Inoac Corporation

                  Statements of Cash Flows


                                         Year ended October 31,
                                       1994       1993       1992
                                   ----------------------------------
                                          (Thousands of yen)
                                   (Unaudited)

Operating activities
Net income                            216,089     173,641     196,704
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Depreciation and amortization      98,565      31,571      30,400
    Provision for deferred income
      taxes                            20,405      12,192      (7,023)
    Changes in operating assets and
      liabilities:
        Receivables                  (139,518)     33,954     (74,946)
        Inventories                   (72,048)     33,798     (12,295)
        Prepaid expenses and other
          current assets                  245      (2,039)       (125)
          Trade payables and due to
            affiliates                 80,031     (36,025)     52,273
            Accrued expenses and
              other liabilities        36,763     (47,594)     25,343
                                   ----------------------------------
Net cash provided by operating
  activities                          240,532     199,498     210,331

Investing activities
Purchases of plant and equipment     (325,438)    (57,829)    (48,360)
Increase in other assets              (20,189)       (144)         --
                                   ----------------------------------
Net cash used in investing
  activities                         (345,627)    (57,973)    (48,360)

Financing activities
Repayment of long-term debt                --          --      (3,350)
Dividends paid                        (11,000)    (11,000)    (11,000)
                                   ----------------------------------
Net cash used in financing
  activities                          (11,000)    (11,000)    (14,350)
                                   ----------------------------------

(Decrease) increase in cash and
  cash equivalents                   (116,095)    130,525     147,621
Cash and cash equivalents at
  beginning of year                   534,356     403,831     256,210
                                   ----------------------------------
Cash and cash equivalents at
  end of year                         418,261     534,356     403,831
                                   ==================================


See Acountants' Compilation Report and Notes to Financial Statements.

			  Rogers Inoac Corporation

		       Notes to Financial Statements

			     October 31, 1994

   (Data with respect to the year ended October 31, 1994 are unaudited.)



1.  Significant Account Policies

Basis of Financial Statements

The Company was incorporated under the Commercial Code of Japan in January 1984, and is owned 50% by Rogers Corporation (a U.S. corporation) and 50% by Inoac Corporation (a Japanese corporation).

The Company maintains its official accounting records and prepares its financial statements for domestic purposes in yen in accordance with Japanese accounting practices. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States and differ from those issued for domestic purposes in Japan. Accordingly, the financial statements reflect adjustments not recorded in the Company's official accounting records. These adjustments are explained in Note 2 to the financial statements.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Plant and Equipment

Plant and equipment is stated on the basis of cost. Depreciation is computed by the declining-balance method over the estimated useful lives of the respective assets.



See Accountant's Compilation Report.

			 Rogers Inoac Corporation

1.  Significant Account Policies (continued)

Income Taxes

The Company computes and records current income taxes payable based upon its determination of taxable income which is different from pretax accounting income. The differences relate principally to the adjustments required to conform the accompanying financial statements to accounting principles generally accepted in the United States. Deferred income taxes arising from temporary differences are not recognized in the official accounting records; however, they are included in the adjustments explained in Note 2 to the financial statements.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the year ended October 31, 1993. The effect of this change on net income in the years presented is not material.

2.  Adjustments Not Reflected in the Official Accounting Records

The following adjustments, not reflected in the official accounting records, have been made to conform the Company's Japanese yen-based financial statements to accounting principles generally accepted in the United States (U.S. GAAP):


                                 Retained                            Retained
                                earnings at                Net     earnings at
                               beginning of  Appropri-  income for    end of
                                   year       ations     the year      year
                              ------------------------------------------------
                                                (Thousands of Yen)
                                                   (Unaudited)
Year ended October 31, 1994:
  As recorded in the official
   accounting records           609,821       16,000      175,079     768,900
  Japanese GAAP adjustment:
   Income tax provision         117,000           --       18,000     135,000
                              ------------------------------------------------
  Per Japanese GAAP             726,821       16,000      193,079     903,900


U.S. GAAP adjustments:
  Accrued compensated
   absences                     (12,315)          --       (4,508)    (16,823)
  Accrued directors' bonuses     (5,000)      (5,000)      (5,000)     (5,000)
  Prepaid expenses               12,980           --           --      12,980
  Depreciation                       --           --       52,923      52,923
  Deferred income taxes           7,574           --      (20,405)    (12,831)
                              -------------------------------------------------
                                  3,239       (5,000)      23,010      31,249
                              -------------------------------------------------
As adjusted to U.S. GAAP        730,060       11,000      216,089     935,149
                              =================================================


See Accountants' Compilation Report.

			  Rogers Inoac Corporation

3.  Income Taxes

Income taxes include corporation, enterprise, and inhabitants' taxes which, in the aggregate, resulted in a statutory tax rate of approximately 51.3% for 1994, and 52.3% for 1993 and 1992. The Company made income tax payments of 179,384 thousand yen (unaudited), 243,630 thousand yen and 209,855 thousand yen during 1994, 1993 and 1992, respectively.

For the years ended October 31, 1994, 1993 and 1992, the differences between the statutory income tax rates and the effective tax rates are reconciled as follows:

                                                 Year ended October 31,
                                                1994     1993     1992
                                             ----------------------------
                                                  (Thousands of yen)
                                             (Unaudited)
Statutory income tax rate                       51.3%    52.3%    52.3%
Tax effect of:
  Expenses not deductible for tax purposes       1.2      1.0      0.9
  Other                                          0.0      0.8      1.3
                                             ----------------------------
Effective tax rate                              52.5%    54.1%    54.5%
                                             ============================

Total deferred tax assets and liabilities as of October 31, 1994 and 1993 were as follows:

                                         1994       1993
                                      -------------------
                                       (Thousands of yen)
                                      (Unaudited)

Deferred tax assets                      20,978    14,363
Deferred tax liabilities                (33,809)   (6,789)

Temporary differences at October 31, 1994 and 1993 mainly consisted of accrued expenses that gave rise to deferred tax assets, and prepaid expenses and depreciation that gave rise to deferred tax liabilities. The total tax effect of these temporary differences is recognized in the statements of income and retained earnings.



See Accountant's Compilation Report.

			  Rogers Inoac Corporation

4.  Transactions with Affiliates

A substantial portion of the Company's business is conducted through its Japanese parent, Inoac Corporation ("Inoac") and its subsidiaries, which purchase the Company's products for resale. Inoac also provided certain services to the Company for which it charged a management service fee.

Balances due from and due to affiliates at October 31, 1994, and 1993, and transactions with affiliates for the years ended October 31, 1994, 1993 and 1992 are summarized as follows:

                                                   October 31,
                                                 1994       1993
                                              ----------------------
                                               (Thousands of yen)
                                               (Unaudited)
Due from:
  Inoac and its subsidiaries and affiliates     452,468    343,101
                                              ======================
Due to:
  Inoac and its subsidiaries and affiliates     283,843    234,122
  Rogers Corporation                              2,588      1,658
                                              ----------------------
                                                286,431    235,780
                                              ======================

                                               Year ended October 31,
                                              1994        1993        1992
                                          -----------------------------------
                                                 (Thousands of yen)
                                          (Unaudited)
Inoac and its subsidiaries and affiliates:
  Sales to                                  4,178,453   3,450,295   3,517,731
  Purchases from                            1,793,814   1,423,172   1,419,962
  Management service fee                       56,122      53,591      59,993
  Plant and office rent                        74,651      49,501      47,736
  Purchases of equipment                      323,176       5,611           0
  Subcontractors' fee                         415,215     352,746     423,080

Rogers Corporation:
  Commission income                             4,923         819       4,113
  Sales commission expense                      9,032       7,340       9,496
  Interest income                                  --       7,079           0


  See Accountants' Compilation Report.

			  Rogers Inoac Corporation

5.  Interest Paid

Interest paid for the years ended October 31, 1993 and 1992 amounted to 1,232 thousand yen and 101 thousand yen, respectively.

6.  Pension Cost

All employees of the Company are seconded from its Japanese parent, Inoac, and are covered by Inoac's pension plan and Inoac bears the ultimate pension obligation for these employees. The Company reimburses Inoac for the current pension cost for these employees. Amounts charged to the Company by Inoac for its pension plan for the years ended October 31, 1994, 1993 and 1992 amounted to 5,144 thousand yen (unaudited), 5,050 thousand yen and 5,076 thousand yen, respectively.

A director of the Company, who is also a director of Inoac, is not covered by the pension plan. Payments of termination benefits to the directors are at the discretion of the shareholders of the Company and are not determinable in advance of a resolution by the shareholders covering such payments. Consequently, no provision for the director's termination benefits has been included in the accompanying financial statements.

7.  Retained Earnings and Legal Reserve

The amount of retained earnings available for distribution to the shareholders is based on the financial statements prepared under the Commercial Code of Japan. The Commercial Code of Japan provides that a legal reserve be appropriated until such reserve equals 25% of stated capital (common stock). The legal reserve is not available for dividends, but may be used to reduce a deficit by resolution of the shareholders or may be capitalized by resolution of the Board of Directors. The amount of unrestricted retained earnings available at October 31, 1994 for dividends was approximately 768,900 thousand yen (unaudited).


See Accountants' Compilation Report.

			  Rogers Inoac Corporation

8.  Commitments

The Company leases certain equipment under leases which are noncancelable. Future minimum payments, by year and in the aggregate, for equipment under noncancelable operating leases with terms of one year or more consisted of the following at October 31, 1994:

                                  (Thousands of yen)
                                  (Unaudited)
                                  ------------------
     1995                                  5,093
     1996                                  4,567
     1997                                  3,649
     1998                                  3,585
     1999 and thereafter                   1,364
                                        ----------
                                          18,258
                                        ==========

For the years ended October 31, 1994, 1993 and 1992, total rental expense for all operating leases amounted to 80,046 thousand yen (unaudited), 53,865 thousand yen and 53,715 thousand yen, respectively.

9.  Amounts per Share

The computation of net income per share is based on the weighted average number of shares (880 shares) of common stock outstanding during each year.

Cash dividends per share represent the cash dividends proposed by the Board of Directors as applicable to the respective year.



See Accountant's Compilation Report.

                                              												       SCHEDULE II
Valuation and Qualifying Accounts

Rogers Inoac Corporation
                                          						  Balance at     Charged to    Charged to
					                                          	 beginning of     costs and      other                   Balance at
	      Description                                    year        expenses      accounts    Deductions   end of year
---------------------------------------------------------------------------------------------------------------------
Year ended October 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts (unaudited)    2,000,000       3,135,040          0              0     5,135,040

Year ended October 31, 1993:
  Deducted from asset accounts:
    Allowance for doubtful accounts                5,713,994               0          0      3,713,994     2,000,000

Year ended October 31, 1992:
  Deducted from asset accounts:
    Allowance for doubtful accounts                3,719,716       1,994,278          0              0     5,713,994


												       SCHEDULE III

Short-Term Borrowings

Rogers Inoac Corporation

                                                                      Weighted
                                                            Average    average
                                               Maximum      amount    interest
                                    Weighted    amount    outstanding   rate
                           Balance  average   outstanding   during     during
  Category of aggregate     at end  interest    during      the year  the year
  short-term borrowings    of year    rate     the year       (2)        (3)
------------------------------------------------------------------------------
									                                  (Yen)
Year ended October 31, 1994
(unaudited) (4)

Year ended October 31, 1993:
  Overdraft from bank (1)      0     4.389%   80,000,000   26,666,667   4.618%

Year ended October 31, 1992 (4)


(1) Notes payable to bank represent borrowings under line-of-credit arrangements which have no termination date but are reviewed annually for renewal.

(2) The average amount outstanding during the year was computed by dividing the total of the month-end outstanding principal balances by 12.

(3) The weighted average interest rate during the year was computed by dividing the actual interest expense by the monthly average short-term debt outstanding during the year.

(4) There were no short-term borrowings outstanding during the years ended October 31, 1994 (unaudited) and 1992.