Form 10-Q
period 1995-04-02
ROGERS CORP
filed 1995-05-16
CIK 84748

Total pages included - 10

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to


Commission file number 1-4347


                           ROGERS CORPORATION
          (Exact name of Registrant as specified in its charter)


         Massachusetts                                       06-0513860
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut      06263-0188
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (203) 774-9605

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes      X      No

The number of shares outstanding of the Registrant's classes of common stock as of May 1, 1995:

              Capital Stock, $1 Par Value--3,541,033 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                              April 2, 1995


                                  INDEX


                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months Ended April 2, 1995 and
      April 3, 1994                                               3

   Consolidated Balance Sheets--
      April 2, 1995 and January 1, 1995                         4-5

   Consolidated Statements of Cash Flows--
      Three Months Ended April 2, 1995 and
      April 3, 1994                                               6

   Supplementary Notes                                            7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                8-9

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                     10

SIGNATURES                                                       10

                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except Per Share Amounts)


                                               Three Months Ended:
                                             April 2,       April 3,
                                               1995           1994
Net Sales                                   $   36,417     $   34,005

  Cost of Sales                                 24,908         23,879
  Selling and Administrative Expenses            5,732          5,114
  Research and Development Expenses              2,414          2,269
Total Costs and Expenses                        33,054         31,262

Operating Income                                 3,363          2,743

Other Income less Other Charges                    831             (9)
Interest Expense, Net                               35            371

Income Before Income Taxes                       4,159          2,363

Income Taxes:
  Federal and Foreign                              582             58
  State                                            125             36


Net Income                                  $    3,452     $    2,269


Income Per Share                            $      .90     $      .67

Average Shares Outstanding and Common
  Stock Equivalents                          3,824,359      3,375,103




The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)



                                      April 2, 1995     January 1, 1995
Current Assets:

  Cash and Cash Equivalents              $ 17,337           $ 13,851

  Accounts Receivable                      19,225             16,495

  Inventories:
    Raw Materials                           4,632              4,311
    In-Process and Finished                 5,489              5,302
    Less LIFO Reserve                      (1,056)            (1,056)
      Total Inventories                     9,065              8,557

  Net Assets Held for Sale (Note B)         6,687              6,687

  Other Current Assets                      1,195              1,596

      Total Current Assets                 53,509             47,186

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $54,776 and $52,464                      33,931             34,061

Investments in Unconsolidated Joint
      Ventures                              4,186              4,072

Intangible Pension Asset                    2,365              2,365

Other Assets                                1,714              1,759

      Total Assets                       $ 95,705           $ 89,443




The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                          April 2, 1995    January 1, 1995
Current Liabilities:

  Accounts Payable                         $  8,541          $  7,778
  Current Maturities of Long-Term Debt        1,225             1,225
  Accrued Employee Benefits and
    Compensation                              6,192             6,646
  Other Accrued Liabilities                   6,916             5,849
  Taxes Other than Federal and Foreign
    Income                                    1,135               984

      Total Current Liabilities              24,009            22,482

Long-Term Debt, less Current Maturities       6,675             6,675

Noncurrent Deferred Income Taxes              1,658             1,520

Noncurrent Pension Liability                  4,497             4,497

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,560             6,560

Other Long-Term Liabilities                   2,673             2,584

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 3,532,915
    and 3,522,635                             3,533             3,523
  Additional Paid-In Capital                 28,884            28,632
  Equity Translation Adjustment               2,713             1,918
  Retained Earnings                          14,503            11,052

      Total Shareholders' Equity             49,633            45,125

      Total Liabilities and
        Shareholders' Equity               $ 95,705          $ 89,443


The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)



                                                         Three Months Ended:
                                                          April 2,   April 3,
                                                             1995       1994

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                           $    3,452 $    2,269
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                         1,648      1,710
      Benefit for Deferred Income Taxes                      (330)        --
      Equity in Undistributed (Income) Loss of
       Unconsolidated Joint Ventures - Net                   (255)       197
      (Gain) Loss on Disposition of Property, Plant
       and Equipment                                           85        (16)
      Other - Net                                             914        129
      Changes in Operating Assets and Liabilities Excluding
        Effects of Disposition of Assets:
          Accounts Receivable                              (2,148)    (3,837)
          Inventories                                        (377)      (644)
          Prepaid Expenses                                    (76)       (86)
          Accounts Payable and Accrued Expenses             1,150      1,731

            Net Cash Provided by Operating Activities       4,063      1,453

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Capital Expenditures                                     (1,085)      (968)
  Proceeds from Sale of Property, Plant and Equipment          --         37

            Net Cash Used in Investing Activities          (1,085)      (931)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Repayments of Debt Principal                                 --     (1,387)
  Proceeds from Sale of Capital Stock                         263        564

            Net Cash Provided by (Used in) Financing
              Activities                                      263       (823)

Effect of Exchange Rate Changes on Cash                       245         13

Net Increase (Decrease) in Cash and Cash Equivalents        3,486       (288)

Cash and Cash Equivalents at Beginning of Year             13,851      4,533

Cash and Cash Equivalents at End of Quarter            $   17,337 $    4,245




The accompanying notes are an integral part of the consolidated financial statements.

                 ROGERS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTARY NOTES


A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1995.


B. Net Assets Held for Sale consists of the land and building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division and the land and building in Mesa, Arizona, related to the divested business of the Power Distribution Division.


C. The Company had a $15.0 million secured revolving credit arrangement with Fleet Bank, N.A. at the end of the first quarter 1995. A new unsecured arrangement with Fleet Bank, N.A. for a maximum of $10.0 million of borrowings was entered into on April 13, 1995. At April 2, 1995, there were no borrowings under this arrangement.


D. Net Interest paid to lenders during the first three months of 1995 and 1994 was approximately $100,000 and $300,000, respectively.


E. Income taxes paid (refunded) were $83,000 and $36,000 in the first three months of 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $36.4 million for the first quarter of 1995, compared with $34.0 million for the same period in 1994. When adjusted for divestitures and for currency rate changes, net sales increased 15%. These sales gains are the result primarily of unit volume increases.

Sales of Polymer Products increased 10% in the first three months of 1995, compared with the same period in 1994. The Polymer Product sales increase was led by the Willimantic and Molding Materials Divisions. Strong commutator sales and greater sales to Europe accounted for the majority of the increase in molding materials. The Willimantic Division increase was attributable primarily to gains in sales to the automotive and imaging markets.

Sales of Electronic Products for the initial three-month period increased 21% from the prior year, after adjusting for divestitures and for currency rate changes. The largest rate of growth in sales was in circuit materials, and was attributable to continued strong orders for R/flex flexible laminates from several key flex circuit fabricators, and by the adoption of the Corporation's LEAD-lock tapes for new high capacity memory chip applications.

Sales at Durel Corporation, the Corporation's 50% owned joint venture with 3M, grew substantially to another record high. A new 77,000 square foot Durel manufacturing plant in Arizona is nearing completion and will be ready in the second quarter to meet increased demand from transportation, consumer and communication markets.

Profits, both before and after taxes, and earnings per share, were the highest for any quarter in the Corporation's history. Before-tax profits for 1995 increased 76% compared with the record results in the first quarter of 1994. Net income and earnings per share in the first quarter were $3.5 million and 90 cents, respectively, compared with $2.3 million and 67 cents for the same period last year. The tax rate for the first three months of 1995 was 17%; last year's first quarter rate was 4%. Higher profits resulted from increased sales, better manufacturing margins, greater joint venture and royalty income, and reduced net interest costs.

Manufacturing profit as a percentage of sales in the first three months increased from 30% in 1994 to 32% in 1995. This increase is due to better manufacturing margins in several operations, including at the Soladyne Division, the Corporation's small microwave printed circuit operation which has continued to make progress in its drive to increase commercial applications.

Selling and administrative expenses for the first three months of 1995 as a percentage of sales were approximately the same as the previous year.

Research and development expenses were 7% of sales in the first quarters of both 1995 and 1994. Three new circuit materials aimed at the wireless communications market were introduced during the first quarter 1995. These products result from intensive R&D and marketing activities over the past three years to support the transition from defense-related applications. The Corporation's traditional strength in materials R&D continues to be important, but is now supplemented by increased technical effort aimed at the development of lower cost processes.

Net interest expense for the first quarter of 1995 decreased substantially from the comparable 1994 quarter because of lower borrowings and the significant increase in cash and cash equivalents which led directly to increased investment income. Total debt outstanding at April 2, 1995, was $7.9 million compared with $15.9 million at April 3, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net cash provided by operating activities in the first three months of 1995 was $4.1 million, compared with $1.5 million in the same 1994 period. The year-to-year increase is attributable mainly to increased net income and other working capital changes.

As of April 13, 1995, the Corporation can borrow up to a maximum of $10.0 million under a new unsecured revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full by March 31, 1998. The Corporation had no borrowings under revolving credit arrangements at April 2, 1995.

Capital expenditures in the first three months of 1995 and 1994 were $1.1 million and $1.0 million, respectively. Management expects that the level of spending for 1995 will approximate $7.0 million and will be primarily for capacity expansions and new process equipment. It is anticipated that these expenditures will be financed with internally generated funds.

Other income less other charges aggregated $831,000 for the first three months of 1995 compared with $(9,000) for the same period in 1994. This increase is attributable primarily to higher income from
the Corporation's 50% owned joint ventures and from royalties.   For
the first time the Corporation was able to recognize its share of the profits of Durel Corporation, Rogers' electroluminescent lamp joint venture with 3M. In addition, a royalty payment related to the sale in 1994 of the U.S. power distribution business was reflected in first quarter 1995 results. Quarterly royalty payments related to this sale are expected to continue to be included in the Corporation's statements at decreasing rates over the next four years.

The Corporation is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Corporation has been named as a PRP in six cases involving waste disposal sites, all of which are superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Corporation alone or in relation to that of any other potentially responsible parties. The Corporation also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Corporation's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual cost to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Corporation does not believe that the outcome of these proceedings will have a material adverse effect on its financial condition.

In addition to the above proceedings, the Corporation has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain PCB contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Corporation is developing a remediation plan with CT DEP. On the basis of estimates prepared by the Corporation's environmental engineers and consultants, the Corporation recorded a provision of approximately $0.9 million in 1994 for costs related to this matter. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

At April 2, 1995, other accrued liabilities were greater than April 3, 1994, primarily because of environmental reserves.

The Corporation has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

                       PART II - OTHER INFORMATION


Item 6. Reports on Form 8-K

 (b) There were no reports on Form 8-K filed for the three months ended April 2, 1995.



                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROGERS CORPORATION
                                   (Registrant)






                                   By s/WILLIAM A. KREIN
                                   William A. Krein
                                   Authorized Officer
                                   Vice President, Finance



Dated:  May 16, 1995