Form 10-Q
period 1995-07-02
ROGERS CORP
filed 1995-08-14
CIK 84748

Total pages included - 13

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1995

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

                                             Yes      X      No

The number of shares outstanding of the Registrant's classes of common stock as of July 28, 1995:

              Capital Stock, $1 Par Value--7,114,480 shares

[PAGE]

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                               July 2, 1995


                                  INDEX


                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended July 2, 1995
      and July 3, 1994                                         3

   Consolidated Balance Sheets--
      July 2, 1995 and January 1, 1995                        4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended July 2, 1995 and
      July 3, 1994                                             6

   Supplementary Notes                                         7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              8-10

PART II--OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security
           Holders                                             11

Item 6.  Exhibits and Reports on Form 8-K                    11-12

SIGNATURES                                                     13

[PAGE]
                      PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                   ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except for Per Share Amounts)


                                Three Months Ended:        Six Months Ended:
                                July 2,      July 3,      July 2,     July 3,
                                1995          1994          1995       1994

Net Sales                    $   37,422   $   34,995   $   73,839    $ 69,000

  Cost of Sales                  25,255       24,998       50,163      48,877
  Selling and Administrative
     Expenses                     5,671        5,139       11,336      10,253
  Research and Development
     Expenses                     2,354        2,294        4,758       4,563

Total Costs and Expenses         33,280       32,431       66,257      63,693

Operating Income                  4,142        2,564        7,582       5,307

Other Income less Other Charges     347          274        1,101         265

Interest Expense, Net                46          349           81         720

Income Before Income Taxes        4,443        2,489        8,602       4,852

Income Taxes Expense:
  Federal and Foreign               630           63        1,212         121
  State                             125           37          250          73


Net Income                   $    3,688   $    2,389   $    7,140     $ 4,658


Net Income Per Share:
  Primary                    $     0.94   $     0.70   $     1.84     $  1.37

  Fully Diluted              $     0.94   $     0.68   $     1.83     $  1.34


Average Shares Outstanding:
  Primary                     3,899,919    3,436,342    3,890,516   3,405,722

  Fully Diluted               3,906,247    3,673,501    3,900,624   3,656,992


The accompanying notes are an integral part of the consolidated financial statements.

[PAGE]

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                      July 2, 1995      January 1, 1995
Current Assets:

  Cash and Cash Equivalents              $ 17,350           $ 13,851

  Accounts Receivable                      20,751             16,495

  Inventories:
    Raw Materials                           4,937              4,311
    In-Process and Finished                 5,707              5,302
    Less LIFO Reserve                      (1,056)            (1,056)
      Total Inventories                     9,588              8,557

  Net Assets Held for Sale (Note B)         6,687              6,687

  Other Current Assets                        449              1,596

      Total Current Assets                 54,825             47,186

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $56,356 and $52,464                      34,734             34,061

Investments in Unconsolidated Joint
      Ventures                              4,410              4,072

Intangible Pension Asset                    2,365              2,365

Other Assets                                1,674              1,759

      Total Assets                       $ 98,008           $ 89,443



The accompanying notes are an integral part of the consolidated financial statements.

[PAGE]

                   ROGERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                          July 2, 1995    January 1, 1995
Current Liabilities:

  Accounts Payable                         $  8,005          $  7,778
  Current Maturities of Long-Term Debt          600             1,225
  Accrued Employee Benefits and
    Compensation                              7,379             6,646
  Other Accrued Liabilities                   7,005             5,849
  Taxes Other than Federal and Foreign
    Income                                      970               984

      Total Current Liabilities              23,959            22,482

Long-Term Debt, less Current Maturities       4,800             6,675

Noncurrent Deferred Income Taxes              1,655             1,520

Noncurrent Pension Liability                  4,497             4,497

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,560             6,560

Other Long-Term Liabilities                   2,780             2,584

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 3,556,140
    and 3,522,635                             3,556             3,523
  Additional Paid-In Capital                 29,317            28,632
  Equity Translation Adjustment               2,693             1,918
  Retained Earnings                          18,191            11,052

      Total Shareholders' Equity             53,757            45,125

      Total Liabilities and
        Shareholders' Equity               $ 98,008          $ 89,443


The accompanying notes are an integral part of the consolidated financial statements.

[PAGE]

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)



                                                       Six Months Ended:
                                                      July 2,    July 3,
                                                       1995       1994

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                        $    7,140 $    4,658
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                      3,265      3,432
      Equity in Undistributed (Income) Loss
       of Unconsolidated Joint Ventures  -  Net           (395)       407
        (Gain)Loss on Disposition of Property,
          Plant and Equipment                              186         (1)
      Other - Net                                        1,366        232
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                           (3,741)    (4,667)
          Inventories                                     (912)      (792)
          Prepaid Expenses                                  18        343
          Accounts Payable and Accrued Expenses          1,708       (152)

          Net Cash Provided by Operating Activities      8,635      3,460

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Capital Expenditures                              (3,598)    (1,979)
      Proceeds from Sale of Business                        --        360
      Proceeds from Sale of Property,
          Plant and Equipment                               --      1,235

          Net Cash (Used in) Investing Activities       (3,598)      (384)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Repayments of Debt Principal                      (2,500)    (3,637)
      Proceeds from Sale of Capital Stock                  718      1,348

          Net Cash (Used in) Financing Activities       (1,782)    (2,289)

Effect of Exchange Rate Changes on Cash                    243        (10)

Net Increase in Cash and Cash Equivalents                3,499        777

Cash and Cash Equivalents at Beginning of Year          13,851      4,533

Cash and Cash Equivalents at End of Quarter         $  17,350    $  5,310




The accompanying notes are an integral part of the consolidated financial statements.

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


C. The Company had a $15.0 million secured revolving credit arrangement with Fleet Bank, N.A. at the end of the first quarter 1995. A new unsecured arrangement with Fleet Bank, N.A. for a maximum of $10.0 million of borrowings was entered into on April 13, 1995. At July 2, 1995, there were no borrowings under this arrangement.


D. Interest paid to lenders during the first six months of 1995 and 1994 was approximately $700,000 and $800,000, respectively.


E. Income taxes paid were $483,000 and $188,000 in the first six months of 1995 and 1994, respectively.


F. To help widen the distribution and enhance the marketability of the Corporation's Capital Stock, the Board of Directors, at its June 22nd meeting, authorized a 2 for 1 stock split for shareholders of record on July 7th, payable on July 28th. The number of shares reported on the cover page reflect the stock split, while those on the financial statements and Exhibit 11 do not.

[PAGE]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales in the second quarter of 1995 were $37.4 million, a 7% increase when compared with $35.0 million for the same period in 1994. Adjusted for divestitures and for currency rate changes, net sales for the second quarter increased 13% over the same period last year. For the first six months, sales totaled $73.8 million and, after adjustments, increased 14% over the comparable 1994 period. These sales gains were mainly the result of unit volume increases.

Six-month sales records were established in each of the Corporation's major product groups. Volume was especially strong in the wireless communications market both for microwave materials and for European manufactured power distribution components, as well as in the computer market for components made from the Corporation's flexible circuit materials.

Sales of continuing Polymer Products increased 9% for the second quarter and 10% for the first half of 1995, compared with the same periods in 1994. In the high performance elastomer products group, R/bak flexographic printing plate cushioning and ENDUR rollers and belts for laser printers and copiers had strong sales. Rogers INOAC Corporation, the Corporation's 50% owned joint venture with the INOAC Corporation in Japan, achieved some sales growth, despite the continuing economic difficulties in that country.

Sales of Electronic Products for the second quarter and for the first six months increased 18% and 20%, respectively, compared with the same periods last year, after adjusting for divestitures and currency rate changes.
The Corporation's position as an important supplier of materials for wireless communications is becoming stronger. Sales of RO3000(TM) commercial microwave laminate, introduced in 1994, are growing nicely, and widespread interest is developing for RO4000(TM) microwave laminate introduced earlier this year. The Corporation's customers are starting to convert to our lower priced materials for some applications. There is good demand for the Corporation's established RT/duroid microwave laminates; however, customer conversions to lower priced RO3000 and RO4000 are expected to have greater impact in the second half of the year.

Durel Corporation, the Corporation's 50% owned electroluminescent lamp joint venture with 3M, moved into its new 77,000 square foot manufacturing plant in the second quarter. Sales were lower than in the first three months of the year, mainly because of inventory reductions at two major customers. In the second half of the year, Durel's sales are expected to increase in each of its three major application areas: watches, automotive, and wireless communications.

Profits, both before and after taxes, and earnings per share for the second quarter and first half were the highest for any quarter and for any six-month period in the Corporation's history. Compared with the same periods last year, before-tax profits for 1995 were up over 75% in both the second quarter and first half. Net income, incorporating a 17% income tax rate in 1995, gained over 50% and earnings per share rose 34% in each of the periods. The significantly higher profits were attributable to increased sales, operating cost improvements, increased royalty and joint venture income, and reduced interest expense.

Manufacturing profit as a percentage of sales in the first six months increased from 29% in 1994 to 32% in 1995. This increase was attributable to stronger manufacturing margins in several operations, notably Soladyne Division, Rogers small microwave printed circuit operation which has continued the transition to increased commercial applications.

Selling and administrative expenses for the first six months of 1995 as a percentage of sales were approximately the same as the previous year.

[PAGE]

Research and development expenses for the first half of 1995 were at the approximate level of 1994 expenses. Three new circuit materials aimed at the wireless communications market were introduced during the first quarter of 1995 with technical support activity continuing into the second quarter. The development of lower cost processes continues to be important and is a key consideration in the market positioning of these new circuit materials.

Net interest expense for the first half of 1995 decreased substantially from the comparable 1994 period because of lower borrowings and the significant increase in cash and cash equivalents which led directly to increased investment income. During the second quarter, debt of $2.5 million bearing an interest rate of 10.5% was prepaid. The prepayment expense of $180,000 is reflect in Other Income less Other Charges. Total debt outstanding at July 2, 1995, was $5.4 million compared with $13.7 million at July 3, 1994.

Net cash provided by operating activities in the first six months of 1995 totaled $8.6 million, compared with $3.5 million in the same 1994 period. The year-to-year increase is attributable mainly to increased net income and other working capital changes.

As of April 13, 1995, the Corporation can borrow up to a maximum of $10.0 million under a new unsecured revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full by March 31, 1998. The Corporation had no borrowings under revolving credit arrangements at July 2, 1995.

Capital expenditures in the first half of 1995 and 1994 were $3.6 million and $2.0 million, respectively. Management expects that the level of spending for 1995 will approximate $7.0 million, primarily for capacity expansions and new process equipment. It is anticipated that these expenditures will be financed with internally generated funds.

Other income less other charges aggregated $1.1 million for the first half of 1995 compared with $0.3 million for the same period in 1994. This increase is attributable primarily to higher income from the Corporation's 50% owned joint ventures and from royalties. In 1995, for the first time, the Corporation was able to recognize its share of the profits of Durel Corporation. In addition, royalty payments related to the sale in 1994 of the U.S. power distribution business were reflected in first half 1995 results. Quarterly royalty payments related to this sale are expected to be included in the Corporation's statements at decreasing rates over the next four years.

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

[PAGE]


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

At July 2, 1995, other accrued liabilities were greater than July 3, 1994, primarily because of environmental reserves.

The Corporation has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

[PAGE]


                        PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders

The Registrant held its Annual Meeting of shareholders on April 18, 1995. The following members were elected to the Company's Board of Directors to hold office in the ensuing year:

            Nominee                         In Favor        Withheld

    Leonid V. Azaroff                       3,288,298        8,727
    Leonard M. Baker                        3,288,812        8,213
    Wallace Barnes                          3,288,199        8,826
    Harry H. Birkenruth                     3,288,467        8,558
    Mildred S. Dresselhaus                  3,285,003       12,022
    Donald J. Harper                        3,288,199        8,826
    Gregory B. Howey                        3,288,812        8,213
    Leonard R. Jaskol                       3,288,707        8,318
    William E. Mitchell                     3,288,812        8,213


Item 6. Reports on Form 8-K

    (b) There were no reports on Form 8-K filed for the six months ended July 2, 1995.

[PAGE]

         EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


                                       Three Months           Six Months
                                          Ended:                 Ended:

                                   July 2,    July 3,    July 2,    July 3,
                                    1995        1994       1995      1994

 1.Net income                  $3,688,000  $2,389,000  $7,140,000  $4,658,000

 2.Interest on convertible
   subordinated debentures,
   net of taxes                   --          113,000      --         277,000

 3.Net income as adjusted      $3,688,000  $2,502,000  $7,140,000  $4,885,000

 4.Weighted average number
   of shares outstanding
   during period                3,549,364   3,269,230   3,538,794   3,252,721

 5.Net effect of dilutive
   stock options - based on
   the treasury stock method
   using average market price     296,757     167,112     296,143     153,001

 6.Additional net shares due
   to windfall tax benefit-based
   on average market price         53,798       --         55,579        --

 7.Total weighted average
   number of shares and
   capital equivalent shares
   assumed outstanding          3,899,919   3,436,342   3,890,516   3,405,722

 8.Additional net shares,
   issuable when market value
   at period end exceeds average
   market value during period       8,271      32,613      13,114      46,724

 9.Adjustment of additional
   net shares due to windfall
   tax benefit - based on higher
   of market or closing price      (1,943)        --       (3,006)       --

10. Assuming conversion of
    convertible subordinated
    debentures                      --         204,546        --      204,546

11. Shares assumed outstanding
    for computation of fully
    diluted earnings per share   3,906,247   3,673,501   3,900,624  3,656,992

Net income per capital share (1/4)   $1.04       $0.73       $2.02      $1.43

Net income per capital share
and capital share equivalant (1/7)   $0.94       $0.70       $1.84      $1.37

Net income per capital share
assuming full dilution (3/11)        $0.94       $0.68       $1.83      $1.34




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



                                   William A. Krein


                                   By s/WILLIAM A. KREIN
                                   William A. Krein
                                   Authorized Officer
                                   Vice President, Finance



Dated:  August 14, 1995



                                   -13-
[PAGE]