Form 10-Q
period 1995-10-01
ROGERS CORP
filed 1995-11-01
CIK 84748

Total pages included - 12

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1995

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

                                             Yes      X      No

The number of shares outstanding of the Registrant's classes of common stock as of October 29, 1995:

              Capital Stock, $1 Par Value--7,132,696 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                             October 1, 1995

                                  INDEX

                                                           Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Nine Months Ended October 1, 1995
      and October 2, 1994                                      3

   Consolidated Balance Sheets--
      October 1, 1995 and January 1, 1995                     4-5

   Consolidated Statements of Cash Flows--
      Nine Months Ended October 1, 1995 and
      October 2, 1994                                          6

   Supplementary Notes                                         7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              8-10

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                     12

                        PART I - FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                      ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              (Dollars in Thousands Except for Per Share Amounts)

                                Three Months Ended:       Nine Months Ended:
                               October 1,  October 2,  October 1, October 2,
                                  1995        1994       1995         1994
                               ----------------------------------------------
Net Sales                      $ 32,943    $ 32,605    $ 106,782   $ 101,605

  Cost of Sales                  23,049      22,786       73,212      71,663
  Selling and Administrative
   Expenses                       5,078       4,714       16,414      14,967
  Research and Development
    Expenses                      2,190       2,349        6,948       6,912
                               -----------------------------------------------
Total Costs and Expenses         30,317      29,849       96,574      93,542
                               -----------------------------------------------

Operating Income                  2,626       2,756       10,208       8,063

Other Income less Other Charges     524         270        1,625         535
Interest Income (Expense), Net      112        (137)          31        (857)
                               -----------------------------------------------
Income Before Income Taxes        3,262       2,889       11,864       7,741

Income Taxes Expense:
  Federal and Foreign               311         158        1,523         279
  State                             125          35          375         108
                               ----------------------------------------------
Net Income                     $  2,826     $ 2,696     $  9,966    $  7,354
                               ==============================================
Net Income Per Share:

  Primary                      $    .36     $   .37     $   1.28    $   1.05
                               ==============================================
  Fully  Diluted               $    .36     $   .37     $   1.28    $   1.04
                               ==============================================
Average Shares Outstanding:

  Primary                     7,787,089   7,371,684    7,783,223   6,998,858
                              ===============================================
  Fully Diluted               7,787,089   7,389,026    7,796,700   7,048,610
                              ===============================================

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                      October 1, 1995   January 1, 1995
                                      ---------------------------------
Current Assets:

  Cash and Cash Equivalents               $ 14,126          $ 13,851

  Accounts Receivable                       20,563            16,495

  Inventories:
    Raw Materials                            5,407             4,311
    In-Process and Finished                  5,924             5,302
    Less LIFO Reserve                       (1,056)           (1,056)
                                      ----------------------------------
      Total Inventories                     10,275             8,557

  Net Assets Held for Sale (Note B)          6,562             6,687

  Other Current Assets                       1,032             1,596
                                      ----------------------------------
      Total Current Assets                  52,558            47,186
                                      ----------------------------------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $57,316 and $52,464                       35,041            34,061

Investments in Unconsolidated Joint
  Ventures                                   4,584             4,072

Intangible Pension Asset                     2,365             2,365

Other Assets                                 1,640             1,759
                                      ----------------------------------
      Total Assets                        $ 96,188          $ 89,443
                                      ==================================


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                        October 1, 1995    January 1, 1995
                                        ----------------------------------
Current Liabilities:

  Accounts Payable                         $  8,128          $  7,778
  Current Maturities of Long-Term Debt          600             1,225
  Accrued Employee Benefits and
    Compensation                              3,946             6,646
  Other Accrued Liabilities                   6,154             5,849
  Taxes, Other than Federal and
    Foreign Income                              400               984
                                        ----------------------------------
      Total Current Liabilities              19,228            22,482
                                        ----------------------------------
Long-Term Debt, less Current Maturities       4,800             6,675

Noncurrent Deferred Income Taxes              1,623             1,520

Noncurrent Pension Liability                  4,497             4,497

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,560             6,560

Other Long-Term Liabilities                   2,917             2,584

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,132,696
    and 7,045,270                             7,133             7,045
  Additional Paid-In Capital                 25,901            25,110
  Equity Translation Adjustment               2,512             1,918
  Retained Earnings                          21,017            11,052
                                        ---------------------------------
      Total Shareholders' Equity             56,563            45,125
                                        ---------------------------------
      Total Liabilities and
        Shareholders' Equity               $ 96,188          $ 89,443
                                        =================================

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                          Nine Months Ended:
                                                        ----------------------
                                                        October 1,  October 2,
                                                           1995        1994
                                                        ----------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net Income                                             $  9,966    $ 7,354
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation and Amortization                         4,602      5,000
       Equity in Undistributed (Income) Loss of
         Unconsolidated Joint Ventures - Net                  (333)        28
       Loss on Disposition of Property, Plant & Equipment      217         30
       Other - Net                                           1,196       (449)
       Changes in Operating Assets and Liabilities Excluding
         Effects of Acquisition and Disposition of Assets:
           Accounts Receivable                              (4,052)    (4,579)
           Inventories                                      (1,628)      (105)
           Prepaid Expenses                                    (97)       283
           Accounts Payable and Accrued Expenses            (2,821)      (925)
                                                          --------------------
             Net Cash Provided by Operating Activities       7,050      6,637


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                        (5,373)   (2,851)
Proceeds from Sale of Businesses                                --       909
Proceeds from Sale of Property, Plant and Equipment              8     1,664
                                                          -------------------
             Net Cash Used in Investing Activities          (5,365)     (278)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of Debt Principal                                (2,500)   (4,903)
Proceeds from Sale of Capital Stock                            879     1,667
                                                           -------------------
             Net Cash Used in Financing Activities          (1,621)   (3,236)

Effect of Exchange Rate Changes on Cash                        211       130
                                                           -------------------
Net Increase in Cash and Cash Equivalents                      275     3,253

Cash and Cash Equivalents at Beginning of Year              13,851     4,533
                                                           ------------------
Cash and Cash Equivalents at End of Quarter                $14,126    $7,786
                                                           ==================

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

C. The   Company   had  a  $15.0  million  secured  revolving   credit
   arrangement  with Fleet Bank, N.A. at the end of the first  quarter
   1995.   This secured arrangement was replaced with a new unsecured arrangement with Fleet Bank, N.A. on April 13, 1995, for a maximum of $10.0 million of borrowings. There have been no borrowings under this new arrangement.

D. Interest paid to lenders during the first nine months of 1995 and 1994 was approximately $800,000 and $1,800,000, respectively.

E. Income taxes paid were $1,168,000 and $290,000 in the first nine months of 1995 and 1994, respectively.

F. To help widen the distribution and enhance the marketability of the Corporation's Capital Stock, the Board of Directors, at its June 22nd meeting, authorized a 2 for 1 stock split for shareholders of record on July 7th, payable on July 28th.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales of $32.9 million for the third quarter of 1995 were only slightly above the comparable period in 1994. For the first nine months, sales totaled $106.8 million, and after adjustment for currency rate changes and past divestitures, increased 9% over the same period in 1994. These sales gains were mainly the result of unit volume increases.

Although sales in the third quarter are usually below the rate in the first half of the year because of certain seasonal factors, this past quarter also had some unexpected, significant customer inventory corrections. Sales, however, are quite strong in the Company's circuit material products for the communications and computer and peripheral markets. Flexible laminate material sales are at record levels and the Company is experiencing growing demand for its newer, lower-priced circuit materials for the wireless communications markets.

Sales of Polymer Products decreased 2% for the third quarter but increased 6% for the first nine months of 1995, compared with the same periods in 1994. The largest sales gain in this segment during the first months of 1995 has been realized from molding materials, which are sold in both the U.S. and European automotive markets.

Sales of Electronic Products for the third quarter and for the first nine months increased 2% and 13%, respectively, compared with the same periods last year, after adjusting for divestitures and currency rate changes. Sales of flexible circuit material for disk drives and laptop computers have contributed to a significant portion of this segment's sales increase. Additionally, the Company's position as an important supplier of materials for wireless communications is becoming stronger. Sales of RO3000(TM) commercial microwave laminate, introduced in 1994, are growing nicely, and widespread interest is developing for RO4000(TM) microwave laminate introduced earlier this year. The Company's customers are starting to convert to its lower priced materials for some applications.

Compared with the same periods last year, before-tax profits rose 13% in the quarter and 53% for the nine months. Net income, incorporating a higher income tax rate in 1995, was up 5% for the quarter and gained 36% for the nine months. Earnings per share were slightly below last year's for the quarter but were 22% higher year to date. Better profits for the nine month period were attributable to higher sales, improved operating margins, lower net interest expense, and increased royalty and other income.

Manufacturing profit as a percentage of sales in the first nine months increased from 29% in 1994 to 31% in 1995. This increase was attributable to stronger manufacturing margins in several operations.

Selling and administrative expenses for the first nine months of 1995 as a percentage of sales were approximately the same as the previous year.

Research and development expenses for the first nine months of 1995 were at about the same level as the comparable period in 1994. Three new circuit materials aimed at the wireless communications market were introduced during the first quarter of 1995, and technical support activity and the development of lower cost processes is continuing and is a key consideration in the market positioning of these new circuit materials.

Durel Corporation, the Company's 50% owned electroluminescent lamp joint venture with 3M, had lower than expected sales in the quarter due to inventory corrections by a major customer. Management understands this situation will continue at least through the fourth quarter. As a result, the Company's 50% share of Durel's earnings should not have a significant impact on the Company's earnings for the full year 1995. Important patents have been issued recently which should solidify the joint venture's leadership position in electroluminescent lamps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


During the quarter, the Company announced the signing of a memorandum of understanding for the sale of its small microwave printed circuit board fabricating operation, the Soladyne Division, to Merix Corporation, one of the Company's important high frequency materials customers. This action, for which a modest gain will be realized at closing, completes the planned divestiture of the Company's electronic components businesses and allows the Company to concentrate fully on its growing line of high performance specialty materials.

To intensify focus on both operating improvements and sales growth in Rogers elastomer product lines, two divisions were combined into a new High Performance Elastomers Division in July and a new Consumer and Printing Marketing Center was formed to concentrate initially on sales of PORON materials.

Net interest expense for the first three quarters of 1995 decreased substantially from the comparable 1994 period because of lower borrowings. The significant increase in cash and cash equivalents produced investment income which exceeded interest costs for the third quarter and the first nine months of 1995. During the second quarter, debt of $2.5 million bearing an interest rate of 10.5% was prepaid. The prepayment expense of $180,000 is reflected in Other Income less Other Charges. Total debt outstanding at October 1, 1995, was $5.4 million compared with $7.9 million at October 2, 1994.

As of April 13, 1995, the Company can borrow up to a maximum of $10.0 million under a new unsecured revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full by March 31, 1998. The Company had no borrowings under revolving credit arrangements at October 1, 1995.

Net cash provided by operating activities in the first nine months of 1995 totaled $7.1 million, compared with $6.6 million in the same 1994 period. The year-to-year increase is attributable mainly to increased net income and other working capital changes. In the third quarter the Company made a $3.0 million contribution to its union pension plan.

Capital expenditures in the first three quarters of 1995 and 1994 totaled $5.4 million and $2.9 million, respectively. Management expects that spending for 1995, primarily for capacity expansions and new process equipment, will approximate $8.0 million. It is anticipated that these expenditures will be financed with internally generated funds.

Other income less other charges was $1.6 million for the first nine months of 1995 compared with $0.5 million for the same period in 1994. Royalty payments related to the 1994 sale of the U.S. power distribution business had a significant positive impact on 1995 results. Quarterly royalty payments related to this sale are expected to be included in the Company's statements at decreasing rates over the next four years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain PCB contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by the Company's environmental engineers and consultants, the Company recorded a provision of approximately $0.9 million in 1994 for costs related to this matter. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

At October 1, 1995, other accrued liabilities were greater than October 2, 1994, primarily because of environmental reserves.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

                       PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

      (b) There were no reports on Form 8-K filed for the nine months ended October 1, 1995.


      EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                  Three Months Ended:      Nine Months Ended:
                                ----------------------------------------------
                                October 1,  October 2,  October 1,  October 2,
                                   1995         1994       1995        1994
                                ----------------------------------------------
1. Net income                   $2,826,000  $2,696,000  $9,966,000  $7,354,000
                                ==============================================
2. Weighted average number of
   shares outstanding during
   period                        7,125,208   7,017,068   7,093,633   6,676,652

3. Net effect of dilutive stock
   options - based on the treasury
   stock method using average
   market price                    592,674     354,616     592,415     322,206

4. Additional net shares due to
   windfall tax benefit - based
   on average market price          69,207         --       97,175          --
                                ----------------------------------------------
5. Total weighted average number
   of shares and capital
   equivalent shares assumed
   outstanding                   7,787,089  7,371,684    7,783,223   6,998,858

6. Additional net shares,
   issuable when market value
   at period end exceeds
   average market value during
   period                              --     17,342       (4,008)      49,752

7. Adjustment of additional net
   shares due to windfall tax
   benefit - based on higher of
   market or closing price            --         --        17,485          --
                               -----------------------------------------------
8. Shares assumed outstanding
   for computation of fully
   diluted earnings per share  7,787,089   7,389,026    7,797,700    7,048,610
                               ===============================================

   Net income per capital share
   (1 / 2)                          $.40        $.38        $1.40        $1.10
                               ===============================================
   Net income per capital
   share and capital share
   equivalent (1 / 5)               $.36        $.37        $1.28        $1.05
                               ===============================================
   Net income per capital
   share assuming full
   dilution (1 / 8)                 $.36        $.37        $1.28        $1.04
                               ===============================================

This calculation is submitted in accordance with Regulation S-K
Item 601(b)(11).

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROGERS CORPORATION
                                   (Registrant)



                                   By s/DONALD F. O'LEARY
                                   Donald F. O'Leary
                                   Authorized Officer
                                   Controller



Dated:  November 1, 1995