Form 10-K
period 1995-12-31
ROGERS CORP
filed 1996-03-29
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                           FORM 10-K
(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

      Registrant's telephone number, including area code:
                         (860) 774-9605

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1996:

           Capital Stock, $1 Par Value--$140,431,240

     The number of shares outstanding of the Registrant's classes of capital stock as of February 1, 1996:

         Capital Stock, $1 Par Value--7,135,090 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1996  annual
meeting   of  stockholders  to  be  held  April  16,  1996,   are
incorporated by reference into Part III.

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

 9. Changes in and Disagreements with Accountants on Accounting
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

                             PART I

Item 1.  BUSINESS
                             GENERAL

Rogers Corporation, founded in 1832, is one of the oldest, publicly traded U.S. companies in continuous operation. Rogers has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now mainly to a range of specialty polymer composite materials.

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

The Company divested its electronic components businesses during the 1992 - 1995 period. The Company's organization has been restructured and research and development efforts related to electronic components, such as multi-chip modules, have been discontinued. Resources have been shifted to materials-related projects in both the Polymer Product and Electronic Product business segments. In addition, longer term business planning disciplines have been implemented to ensure that research and development efforts, capacity expansions, and intensified sales and marketing activities are convergent with specifically identified, growing worldwide markets.

In the Polymer Products Group, the Company has been concentrating on high performance elastomer materials and components, and on moldable composites. In the Electronic Products Group, concentration has shifted in recent years to circuit materials for high frequency uses and flexible circuit materials.

      BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 42-43 of the annual shareholders' report for the year ended December 31, 1995, is incorporated herein by reference.

                            PRODUCTS

Rogers Corporation manufactures specialty polymer composite materials and components which it markets around the world. Rogers has two business segments: Polymer Products and Electronic Products. Nearly all products in both business segments are based on Rogers technology in polymer composite materials.

Polymer Products include high performance elastomer materials, high performance elastomer components, and moldable composite materials. The Rogers INOAC Corporation (RIC) 50% owned joint venture with INOAC Corporation of Japan, and the Durel
Corporation 50% owned joint venture with Minnesota Mining and Manufacturing Company (3M), extend and complement Rogers worldwide businesses in polymer products. Trade names for Rogers Polymer Products include PORON(R), PORON(R) S-2000, PORON EXPRESS(TM), R/bak(R), NITROPHYL(R), ENDUR(R), MPC(R), and RX(R). Polymer Products are sold to manufacturers in the consumer products, transportation, imaging, and computer and peripheral markets.

Electronic Products include materials for high frequency printed circuit boards, materials for flexible printed circuit boards, and power distribution bus bars. Trade names for Rogers high frequency printed circuit board materials include DUROID(R), RT/duroid(R), TMM(R), and RO3000(TM) materials, as well as RO4000(TM) materials, the newest in a line of lower priced microwave materials for commercial wireless communication applications.
Trade names for flexible circuit materials include FLEX-I-MID(R), which is manufactured by Mitsui Toatsu Chemicals Inc. (MTC) of Japan, and R/flex(R). Power distribution bus bars are manufactured by Rogers-Mektron N.V. in Europe under the trade name Mektron. Electronic Products are sold principally to independent and captive printed circuit board manufacturers, where these materials are converted to high frequency circuits for wireless communication equipment, microwave and radio frequency applications, computers and peripherals, and consumer products.


                             BACKLOG

Excluding joint venture activity, the backlog of firm orders for Polymer Products was $12,232,000, $13,835,000, and $11,539,000 at
December 31, 1995, January 1, 1995, and January 2, 1994, respectively. The decrease from 1994 to 1995 reflects an unusually high backlog at year-end 1994 related to temporary inventory build-ups by customers. The year-end increase from 1993 to 1994 was due to stronger sales and large blanket orders from several key customers. The backlog of firm orders for Electronic Products was $11,701,000, $9,057,000, and $11,374,000
at December 31, 1995, January 1, 1995, and January 2, 1994, respectively. The increase from 1994 to 1995 primarily relates to a few key customers committing to firm orders extending well into 1996. The year-end decrease from 1993 to 1994 is primarily attributable to the divestiture of the U.S. power distribution business. The amount of unfilled orders is reasonably stable throughout the year.

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


                            EMPLOYEES

The Company employed an average of 470 people in the Polymer
Products operations and 458 people in the Electronic Products operations during 1995.


                           SEASONALITY

In the Company's opinion, neither the Polymer Products business nor the Electronics Products business is seasonal.

                      CUSTOMERS & MARKETING

Rogers products were sold to approximately 2,100 customers worldwide in 1995. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within each of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

The Company markets its full range of products throughout the United States and in most foreign markets. More than 90% of the Company's sales are sold through Rogers own domestic and foreign sales force, with the balance sold through independent agents and distributors.


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


                     RESEARCH & DEVELOPMENT

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to both business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection. Although Rogers vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market position. Early in 1996, Rogers successfully settled an infringement suit it brought against a competitor in the field of high frequency circuit materials. The settlement establishes the validity of the patent which covers basic technology in that field, and the competitor will pay Rogers royalties on its sales of certain of its products. The Company also owns a number of registered and unregistered trademarks which it believes to be of importance.

During its fiscal year 1995, Rogers spent $9,320,000 on research and development activities, compared with $9,230,000 in 1994, and $9,495,000 in 1993. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $6,820,000, $6,730,000, and $6,743,000, in
1995, 1994, and 1993, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.


                    ENVIRONMENTAL REGULATION

During fiscal year 1995, the Company spent $.9 million on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 1996 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $1.4 million, $.8 million of which is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well-maintained, in good operating condition, and suitable for its current and anticipated business. Manufacturing capacity will be added to the facility located in Manchester, Connecticut, during 1996. Production capacity is being added to the Company's subsidiary in Gent, Belgium. Operating capacity can be increased by additional worker hours at these and at several of the Company's other locations. Also, adequate land is available for foreseeable future requirements at each of the Company's owned plants.


                                       Floor
                                       Space
                                    (Square Feet)      Type of Facility

Polymer Products

Manchester, Connecticut               166,000          Manufacturing

South Windham, Connecticut             88,000          Manufacturing

East Woodstock, Connecticut            81,000          Manufacturing


Electronic Products

Chandler, Arizona                     103,000          Manufacturing/Warehouse

Chandler, Arizona*                    142,000          Manufacturing Facility
                                                       Held for Sale

Mesa, Arizona                          68,000          Unoccupied Manufacturing
                                                       Facility Held for Sale

Rogers, Connecticut                   285,000          Manufacturing/Warehouse

Gent, Belgium                          85,000          Manufacturing

Tokyo, Japan**                          1,500          Sales Office

Wanchai, Hong Kong***                   1,300          Sales Office


Corporate

Rogers, Connecticut                   127,000         Corporate Headquarters/
                                                      Research and Development


* The Company is leasing this facility to the purchaser of the flexible interconnections business, which was sold in 1993, and to one of the Company's joint ventures.
** Current lease expires September 1997.
***Current lease expires March 1997.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company has been named as a PRP in six cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

The Company is not involved in any other litigation which management believes will materially and adversely affect its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.


EXECUTIVE OFFICERS OF THE COMPANY
                                                        Served in
                                                       this capacity
      Name                           Title                 since      Age
Harry H. Birkenruth    President and Chief Executive
                       Officer                              1992       64

Aarno A. Hassell       Vice President, Market and Venture
                       Development                          1988       56

Bruce G. Kosa          Vice President, Technology           1994       56

John A. Richie         Vice President, Human Resources      1994       48

Robert D. Wachob       Vice President, Sales and Marketing  1990       48

Robert M. Soffer       Treasurer and Assistant Secretary    1987
                       Clerk                                1992       48

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

Mr. Birkenruth, Mr. Hassell, Mr. Wachob, and Mr. Soffer have held executive office with the Company for the past five years as their principal occupation. Mr. Birkenruth was Senior Vice President, Polymer Products Group until August 1990 and Executive Vice President until April 1992. Mr. Hassell was Vice President, Circuit Materials Group until August 1994. Mr. Wachob was Director of Marketing until October 1990.

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

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 45, under the caption "Restriction on Payment of Dividends" in Note I on page 36, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 51 of the 1995 annual report to shareholders.


Item 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 23 of the 1995 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 46 through 51 of the 1995 annual report to shareholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages
24 through 44 and under the caption "Quarterly Results of Operations (Unaudited)" on page 45 of the 1995 annual report to shareholders.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 4 of the Registrant's definitive proxy statement dated March 11, 1996, for its 1996 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Executive Compensation" on pages 8 through 14 of the Registrant's definitive proxy statement, dated March 11, 1996, for its 1996 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 5 and "Beneficial Ownership of More than Five Percent of the Corporation's Stock" on page 6 of the Registrant's definitive proxy statement, dated March 11, 1996, for its 1996 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to certain relationships and related transactions included under the caption "Other Arrangements and Payments" on page 15 of the Registrant's definitive proxy statement, dated March 11, 1996, for its 1996 annual meeting of stockholders filed pursuant to
Section 14(a) of the Act.

                            PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)(1) - The following consolidated financial statements of Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 31, 1995, are incorporated by reference in Item 8:

         Consolidated Balance Sheets--December 31, 1995 and
            January 1, 1995
         Consolidated Statements of Income and Retained
            Earnings-- Fiscal Years Ended December 31, 1995, January 1, 1995, and January 2, 1994
         Consolidated Statements of Cash Flows--Fiscal Years
            Ended December 31, 1995, January 1, 1995, and
            January 2, 1994
         Notes to Consolidated Financial Statements--December
            31, 1995

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


 The financial statements and schedules and Accountants'
Compilation Report listed below are filed as Exhibit 29a to this report. Information pertaining to 1995 and 1994 is unaudited;
however, 1993 data is audited.


   Rogers INOAC Corporation (a 50/50 joint venture)
     Accountants' Compilation Report
     Balance Sheets--October 31, 1995 and 1994
     Statements of Income and Retained Earnings--Fiscal years
       ended October 31, 1995, 1994, and 1993
     Statements of Cash Flows--Fiscal years ended October 31,
       1995, 1994, and 1993
     Notes to Financial Statements--October 31, 1995
     Schedule II--Valuation and Qualifying Accounts

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

   3i By-Laws of the Company as amended on March 28, 1991,
      September 10, 1991, and June 22, 1995 are filed herewith.

   3j Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 24, 1994, were filed as Exhibit 3j to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1995 and are hereby incorporated by reference.

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

  10b Description of the Company's Life Insurance Program, was filed as Exhibit K to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended December 28, 1980 and is hereby incorporated by reference.

  10c Rogers Corporation Annual Incentive Compensation Plan
      (1988, as amended February 24, 1994), was filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 2, 1994 and is hereby incorporated by reference.

  10d Rogers Corporation 1988 Stock Option Plan (As amended
      December 17, 1988 and September 14, 1989) was filed as
      Exhibit 10d to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1995 and is hereby incorporated by reference.

  10e Rogers Corporation 1990 Stock Option Plan (As amended on
      November 6, 1991 and February 2, 1993) was filed as
      Exhibit 10e to the Registrant's Annual Report on Form 10-K
      (File No. 1-4347) for the fiscal year ended January 1, 1995 and is hereby incorporated by reference.

  10f Rogers Corporation Deferred Compensation Plan (1983) was filed as Exhibit O to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1984 and is hereby incorporated by reference.

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

  10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors (1994, as amended December 26,
      1995). The 1994 agreement was filed as Exhibit 10i to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1995 and is hereby incorporated by reference. The December 26, 1995 amendment is filed herewith.

  10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees (1994, as amended on October 18, 1994, December 22, 1994, December 21, 1995, and December 22, 1995). The 1994 agreement and 1994 amendments were filed as Exhibit 10j to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1995 and are hereby incorporated by reference. The 1995 amendments are filed herewith.

  11 Statement Re: Computation of Per Share Earnings is filed herewith.

  13 Rogers Corporation 1995 Annual Report to Shareholders is filed herewith.

  21  Subsidiaries of the Registrant is filed herewith.

  23  Consent of Independent Auditors is filed herewith.

  27  Financial Data Schedule is filed herewith.

  29a Rogers INOAC Corporation Unaudited Financial Statements are filed herewith.

(b) No reports on Form 8-K were filed related to the three months ended December 31, 1995.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          (Dollars in Thousands)


                                      Additions   Additions            Balance
                          Balance at  Charged to   Charged              at End
                          Beginning   Costs and   to Other    Other       of
      Description         of Period    Expenses   Accounts  Deductions  Period
Year ended Dec. 31, 1995:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $ 1,587     $   --     $  445    $    --    $ 2,032

Year ended Jan. 1, 1995:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $ 1,533     $   --     $   54    $    --    $ 1,587

Year ended Jan. 2, 1994:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $17,805     $   --     $   --    $16,272*   $ 1,533


* Allowance of $17.1 million applicable to assets sold during 1993, net of increase in allowance of $0.8 million for remaining assets.

                          UNDERTAKING

The undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's
Registration Statements on Form S-8 Nos. 2-84992, 33-14347, 33-15119, 33-21121, 33-38219, 33-44087, and 33-53353, and Form S-3 No. 33-53369:

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


                                ROGERS CORPORATION
                                   (Registrant)




                                   By s/DONALD F. O'LEARY
                                        Donald F. O'Leary
                                        Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By s/HARRY H. BIRKENRUTH          President (Principal Executive Officer
    Harry H. Birkenruth           and Acting Principal Financial Officer)
                                  and Director



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



By s/MILDRED S. DRESSELHAUS       Director
    Mildred S. Dresselhaus



By s/DONALD J. HARPER             Director
    Donald J. Harper



By s/GREGORY B. HOWEY             Director
    Gregory B. Howey



By s/LEONARD R. JASKOL            Director
    Leonard R. Jaskol



By s/WILLIAM E. MITCHELL          Director
    William E. Mitchell



March 29, 1996

Item 14(c) - Certain Exhibits


     EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



                                                     Year-Ended
                                      December 31,  January 1,  January 2,
                                          1995         1995        1994

1. Net income                         $13,081,000   $10,134,000  $ 6,670,000

2. Weighted average number of
   shares outstanding during period     7,103,428     6,767,242    6,245,316

3. Net effect of dilutive stock options
   - based on the treasury stock
   method using average market price      615,666       362,074      134,442

4. Total weighted average number of
   shares and capital equivalent
   shares assumed outstanding           7,719,094     7,129,316    6,379,758

5. Additional net shares, issuable
   when market value at year-end
   exceeds average market value
   during year                             15,360       193,678      121,156

6. Shares assumed outstanding
   for computation of fully
   diluted earnings per share           7,734,454     7,322,994    6,500,914

   Net income per capital
     share and capital share
     equivalent (1 / 4)               $      1.69   $      1.42  $      1.05

   Net income per capital
     share assuming full
     dilution (1 / 6)                 $      1.69   $      1.38  $      1.03

             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                         Percentage
                                         of Voting          Jurisdiction
                                         Securities       of Incorporation
                 Company                   Owned           or Organization

    Rogers L-K Corp.                        100%          Delaware

    Rogers Japan Inc.                       100%          Delaware

    Rogers Southeast Asia, Inc.             100%          Delaware

    TL Properties, Inc.                     100%          Arizona

    Rogers Foreign Sales Corporation        100%          U.S. Virgin Islands

    Rogers Export Sales Corporation         100%          Barbados

    Rogers-Mektron N.V.                     100%          Belgium

    Rogers-Mektron GmbH                     100%          Germany

    Rogers-Mektron LTD.                     100%          England

    Rogers-Mektron S.A.                     100%          France

   *Rogers INOAC Corporation                 50%          Japan

   *Durel Corporation                        50%          Delaware


* These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                           EXHIBIT 23

                CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Rogers Corporation of our report dated
February 6, 1996, included in the 1995 Annual Report to
Shareholders of Rogers Corporation.

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

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219,
33-14347, 33-44087, and 33-53353, and Form S-3 No. 33-53369) pertaining to various stock option and employee savings plans, and stock grants, of Rogers Corporation of our report dated February 6, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.





                                              ERNST & YOUNG LLP



Providence, Rhode Island
March 22, 1996

                             BY-LAWS
                               of
                       ROGERS CORPORATION

                            ARTICLE I

                          STOCKHOLDERS


1. Annual Meeting. The annual meeting of stockholders shall be held within six months of the end of the corporation's fiscal year on a date and at a time to be determined by a majority of the Directors then in office. The purposes for which the annual meeting is to be held, in addition to those prescribed by law, by the Articles of Organization or by these By-Laws, may be specified by the Directors or the President. If no annual meeting is held in accordance with the foregoing provisions, a special meeting may be held in lieu thereof, and any action taken at such meeting shall have the same effect as if taken at the annual meeting.

2. Special Meetings. Special meetings of stockholders may be called by the President or by the Directors. Upon written application of one or more stockholders who hold at least 40% in interest of the capital stock entitled to vote at the meeting, special meetings shall be called by the Clerk, or in the case of the death, absence, incapacity or refusal of the Clerk, by any other officer.

3. Place of Meetings. All meetings of stockholders shall be held at such place in the United States as is stated in the notice of the meeting, and such place shall be in Connecticut unless a different place is fixed by the Directors.

4. Notice of Meetings. A written notice of every meeting of stockholders, stating the place, date and hour thereof, and the purposes for which the meeting is to be held, shall be given by the Clerk or by the person calling the meeting at least ten days before the meeting to each stockholder entitled to vote thereat and to each stockholder, who by law, by the Articles of Organization or by these By-Laws is entitled to such notice, by leaving such notice with him or at his residence or usual place of business, or by mailing it postage prepaid and addressed to such stockholder at his address as it appears upon the books of the corporation. No notice need be given to any stockholder if a written waiver of notice, executed before or after the meeting by the stockholder or his attorney thereunto authorized, is filed with the records of the meeting.

5. Quorum. The holders of a majority in interest of all stock issued, outstanding and entitled to vote at a meeting shall constitute a quorum, but a lesser number may adjourn any meeting from time to time without further notice.

6. Voting and Proxies. Each stockholder shall have one vote for each share of stock entitled to vote held by him of record according to the records of the corporation. Stockholders may vote either in person or by written proxy dated not more than six months before the meeting named therein. Proxies shall be filed with the Clerk of the meeting, or of any adjournment thereof, before being voted. Except as otherwise limited therein, proxies shall entitle the persons named therein to vote at any adjournment of such meeting but shall not be valid after final adjournment of such meeting. A proxy with respect to stock held in the name of two or more persons shall be valid if executed by one of them unless at or prior to exercise of the proxy the corporation receives a specific written notice to the contrary from any one of them. A proxy purporting to be executed by or on behalf of a stockholder shall be deemed valid unless challenged at or prior to its exercise.

7. Action at Meeting. When a quorum is present, the holders of a majority of the stock present or represented and voting on a matter, except where a larger vote is required by law, the Articles of Organization or these By-Laws, shall decide any matter to be voted on by the stockholders. Any election by stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote at the election. No ballot shall be required for such election unless requested by a stockholder present or represented at the meeting and entitled to vote in the election. The corporation shall not directly or indirectly vote any share of its stock.



                           ARTICLE II

                            DIRECTORS


1. Powers. The business of the corporation shall be managed by a Board of Directors who may exercise all the powers of the corporation except as otherwise provided by law, by the Articles of Organization or by these By-Laws. In the event of a vacancy in the Board of Directors, the remaining Directors, except as otherwise provided by law, may exercise the powers of the full Board until the vacancy is filled.

2. Election. A Board of Directors of such number, not less than seven, nor more than fifteen, as shall be fixed by the stockholders, shall be elected by the stockholders at the annual meeting. No person serving as a Director on September 10, 1991 shall be elected or re-elected as a Director on a date which is on or after his or her seventy-second birthday; no other person shall be elected or re-elected as a Director on a date which is on or after his or her seventieth birthday.

3. Vacancies. Any vacancy in the Board of Directors, other than a vacancy resulting from the enlargement of the Board by the Directors, may be filled by the stockholders or, in the absence of stockholder action, by a majority of the Directors then in office.

4. Enlargement of the Board. The number of the Board of Directors may be increased and one or more additional Directors elected at any special meeting of the stockholders or by the Directors by vote of two-thirds of the Directors then in office.

5. Tenure. Except as otherwise provided by law, by the Articles of Organization or by these By-Laws, Directors shall hold office until the next annual meeting of stockholders and thereafter until their successors are chosen and qualified. Any Director may resign by delivering his written resignation to the President, Clerk or Secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

6. Removal. A Director may be removed from office (a) with or without cause by vote of a majority of the stockholders or (b) for cause by vote of two-thirds of the Directors then in office. A removal for cause shall state the cause. A Director may be removed for cause only after reasonable notice and opportunity to be heard before the body proposing to remove him.

7. Meetings. Regular meetings of the Directors may be held without call or notice at such places and at such times as the Directors may from time to time determine, provided that any Director who is absent when such determination is made shall be given notice of the determination. A regular meeting of the Directors may be held without a call or notice at the same place as the annual meeting of stockholders, or the special meeting held in lieu thereof, following such meeting of stockholders.

     Special meetings of the Directors may be held at any time and place designated by the President, Treasurer or two or more Directors.

     If in the judgment of the person calling the meeting it is impractical for the Directors to meet in person a special meeting of the Directors may be held by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time, which meeting shall be deemed to have been held at a place designated by the Board of Directors at the meeting. Participation in a telephone conference meeting shall constitute presence in person at a meeting.

8. Notice of Meetings. Notice of all special meetings of the Directors shall be given to each Director by the Secretary, or if there be no Secretary, by the Clerk, or Assistant Clerk, or in case of the death, absence, incapacity or refusal of such persons, by the officer or one of the Directors calling the meeting. Notice shall be given to each Director in person or by telephone or by telegram sent to his business or home address at least forty-eight hours in advance of the meeting, or by written notice mailed to his business or home address at least one week in advance of the meeting. Notice need not be given to any Director if a written waiver of notice, executed by him before or after the meeting, is filed with the records of the meeting, or to any Director who attends the meeting without protesting prior thereto or at its commencement the lack of notice to him. A notice or waiver of notice of a Director's meeting need not specify the purposes of the meeting.

9. Quorum. At any meeting of the Directors, a majority of the Directors then in office shall constitute a quorum. Less than a quorum may adjourn any meeting from time to time without further notice.

10. Action at Meeting. At any meeting of the Directors at which a quorum is present, the vote of a majority of those present, unless a different vote is specified by law, by the Articles of Organization, or by these By-Laws, shall be sufficient to decide any matter.

11. Action by Consent. Any action by the Directors may be taken without a meeting if a written consent thereto is signed by all the Directors and filed with the records of the Directors' meetings. Such consent shall be treated as a vote of the Directors for all purposes.

12. Committees. The Directors may elect from their number an executive or other committees and may delegate thereto some or all of their powers except those which by law, the Articles of Organization or these By-Laws they are prohibited from delegating. Except as the Directors may otherwise determine, any such committee may make rules for the conduct of its business, but unless otherwise provided by the Directors or in such rules, its business shall be conducted as nearly as may be in the same manner as is provided by these By-Laws for the Directors. If power to bind the corporation is delegated to such a committee, such election, removal, delegation and/or determination shall be by a majority of the Directors then in office.

13. Issuance of Stock. The Directors are authorized, at any time, to provide for the issuance of unissued capital stock from time to time authorized under the Articles of Organization of the corporation.


                           ARTICLE III

                            OFFICERS


1. Enumeration. The officers of the corporation shall consist of a President, a Treasurer, a Clerk, and such other officers, including a Chairman of the Board of Directors, one or more Vice Presidents, Assistant Treasurers, Assistant Clerks, Secretary and Assistant Secretaries as the Directors may determine.

2. Election. The President, Treasurer and Clerk shall be elected annually by the Directors at their first meeting following the annual meeting of stockholders, provided that the Directors may fill vacancies in such offices at any time. Other officers may be chosen by the Directors at such meeting or at any other meeting.

3. Qualification. The President and, if any is elected, the Chairman of the Board shall be Directors. Other officers may be Directors but need not be. No officer need be a stockholder.
     Any two or more offices may be held by the same person, provided that the President and Clerk shall not be the same person. The Clerk shall be a resident of Massachusetts unless the corporation has a resident agent appointed for the purpose of service of process. Any officer may be required by the Directors to give bond for the faithful performance of his duties to the corporation in such amount and with such sureties as the Directors may determine.

4. Tenure. Except as otherwise provided by law, by the Articles of Organization or by these By-Laws, the President, Treasurer and Clerk shall each hold office until the first meeting of the Directors following the annual meeting of stockholders and thereafter until his successor is chosen and qualified; and all other officers shall hold office until the first meeting of the Directors following the annual meeting of stockholders, unless a shorter term is specified in the vote choosing or appointing them. Any officer may resign by delivering his written resignation to the President, Clerk or Secretary, and such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

5. Removal. The Directors may remove any officer with or without cause by a vote of a majority of the entire number of Directors then in office, provided that a removal for cause shall state the cause and an officer may be removed for cause only after reasonable notice and opportunity to be heard by the Board of Directors prior to action thereon.

6. President, Vice Presidents, and Chairman of the Board. The President shall be the chief executive officer of the corporation and shall, subject to the direction of the Directors, have general supervision and control of its business. Unless otherwise provided by the Directors he shall preside, when present, at all meetings of stockholders and (unless a Chairman of the Board has been elected and is present) of the Directors.

     If a Chairman of the Board of Directors is elected he shall preside at all meetings of the Board of Directors at which he is present.

     Any Vice President shall have such powers as the Directors may from time to time designate.

7. Treasurer and Assistant Treasurers. The Treasurer shall, subject to the direction of the President, have general charge of the financial affairs of the corporation and shall cause to be kept accurate books of account. He shall have custody of all funds, securities, and valuable documents of the corporation, except as the Directors may otherwise provide.

     Any Assistant Treasurer shall have such powers as the Directors may from time to time designate.

8. Clerk and Assistant Clerks. The Clerk shall keep a record of the meetings of stockholders.

     In case a Secretary is not elected, the Clerk shall keep a record of the meetings of the Directors.

     Any Assistant Clerk shall have such powers as the Directors may from time to time designate. In the absence of the Clerk from any meeting of stockholders, an Assistant Clerk, if one be elected, otherwise a Temporary Clerk designated by the person presiding at the meeting, shall perform the duties of the Clerk.

9. Secretary and Assistant Secretaries. If a Secretary is elected, he shall keep a record of the meetings of the Directors and in his absence, an Assistant Secretary, if one be elected, otherwise a Temporary Secretary designated by the person presiding at the meeting, shall keep a record of the meetings of the Directors.

10. Other Powers and Duties. Each officer shall, subject to these By-Laws, have in addition to the duties and powers specifically set forth in these By-Laws, such duties and powers as are customarily incident to his office and such duties and powers as the Directors may from time to time designate.



                           ARTICLE IV

                          CAPITAL STOCK


1. Certificates of Stock. Each stockholder shall be entitled to a certificate of the capital stock of the corporation in such form as may be prescribed from time to time by the Directors. The certificate shall be signed by the President or a Vice President, and by the Treasurer or an Assistant Treasurer, but when a certificate is countersigned by a transfer agent or a registrar, other than a Director, officer or employee of the corporation, such signatures may be facsimiles. In case any officer who has signed or whose facsimile signature has been placed on such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the time of its issue.

2. Transfers. Subject to the restrictions, if any, stated or noted on the stock certificates, shares of stock may be transferred on the books of the corporation by the surrender to the corporation or its transfer agent of the certificate therefor properly endorsed or accompanied by a written assignment and power of attorney properly executed, with necessary transfer stamps affixed, and with such proof of the authenticity of signature as the corporation or its transfer agent may reasonably require. Except as may be otherwise required by law, or by these By-Laws, the corporation shall be entitled to treat the record holder of stock as shown on its books as the owner of such stock for all purposes, including the payment of dividends and the right to vote with respect thereto, regardless of any transfer, pledge or other disposition of such stock, until the shares have been transferred on the books of the corporation in accordance with the requirements of these By-Laws.

     It shall be the duty of each stockholder to notify the corporation of his post office address.

3. Record Date. The Directors may fix in advance a time which shall be not more than sixty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend or the making of any distribution to stockholders, or the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose, and which in the case of such a dividend or distribution shall be at least ten days after the meeting at which such dividend or distribution is declared, as the record date for determining the stockholders having the right to notice of and to vote at such meeting, and any adjournment thereof, or the right to receive such dividend or distribution or the right to give such consent or dissent. In such case only stockholders of record on such record date shall have such right, notwithstanding any transfer of stock on the books of the corporation after the record date. Without fixing such record date the Directors may for any of such purposes except the payment of a dividend or the making of a distribution to stockholders close the transfer books for all or any part of such period.

4. Replacement of Certificates. In case of the alleged loss or destruction or the mutilation of a certificate of stock, a duplicate certificate may be issued in place thereof, upon such terms as the Directors may prescribe.

                            ARTICLE V

                    MISCELLANEOUS PROVISIONS

1. Fiscal Year. The fiscal year of the corporation shall begin on the Monday nearest January 1 and end on the Sunday nearest December 31.

2. Seal. The seal of the corporation shall, subject to alteration by the Directors, bear its name, the word
     "Massachusetts", and the year of its incorporation.

3. Execution of Instruments. All deeds, leases, transfers, contracts, bonds, notes and other obligations authorized to be executed by an officer of the corporation in its behalf shall be signed by the President or the Treasurer except as the Directors may generally or in particular cases otherwise determine.

4. Voting Upon Securities of Other Corporations. Unless otherwise ordered by the Board of Directors the President shall have full power and authority on behalf of the corporation to attend any meetings of security holders of any corporation in which this corporation may hold securities, and to vote or give any consent on behalf of the corporation as such security holder at any such meeting or otherwise, and in connection therewith he shall possess and exercise any and all rights and powers incident to the ownership of securities which, as the owner thereof, this corporation might possess and exercise, and he may delegate such powers of the corporation to a proxy or proxies. The Board of Directors may confer like powers upon any other person or persons from time to time, and may revoke any such power so granted at its pleasure.

5. Corporate Records. The original, or attested copies, of the Articles of Organization, By-Laws and records of all meetings of the incorporators and stockholders, and the stock and transfer records, which shall contain the names of all stockholders and the record address and the amount of stock held by each, shall be kept in Massachusetts at the principal office of the corporation, or at an office of its transfer agent or of the Clerk. Said copies and records need not all be kept in the same office. They shall be available at all reasonable times to the inspection of any stockholder for any proper purpose but not to secure a list of stockholders for the purpose of selling said list or copies thereof or of using the same for a purpose other than in the interest of the applicant, as a stockholder, relative to the affairs of the corporation.

6. Articles of Organization. All references in these By-Laws to the Articles of Organization shall be deemed to refer to the Articles of Organization of the corporation, as restated and/or amended and in effect from time to time.

7. Power to Act Notwithstanding Interest in Transaction. In the absence of fraud or bad faith, no contract or transaction by the corporation shall be void, voidable or in any way affected by reason of the fact that the contract or transaction is (a) with one or more of its officers, Directors, stockholders or employees, (b) with a person who is in any way interested in the corporation or (c) with a corporation, organization or other concern in which an officer, Director, stockholder or employee of this corporation is an officer, Director, stockholder, employee or in any way interested. The provisions of this section shall apply notwithstanding the fact that the presence of a Director or stockholder, with whom a contract or transaction is made or entered into or who is an officer, director, stockholder or employee of a corporation, organization or other concern with which a contract or transaction is made or entered into or who is in any way interested in such contract or transaction, was necessary to constitute a quorum at the meeting of Directors (or any authorized committee thereof) or stockholders at which such contract or transaction was authorized and/or that the vote of such Director or stockholder was necessary for the adoption of such contract or transaction, provided that if said interest was material, it shall have been known or disclosed to the Directors or stockholders participating in the vote on said contract or transaction. A general notice to any person voting on said contract or transaction that an officer, Director, stockholder or employee has a material interest in any corporation, organization or other concern shall be sufficient disclosure as to such officer, Director, stockholder or employee with respect to all contracts and transactions with such corporations, organization or other concern.

8. Indemnification of Directors, Officers and Employees. This corporation shall indemnify each Director, officer and employee and each former Director, officer and employee against, and each such Director, officer and employee shall be entitled without further act on his part to indemnity from this corporation for, any cost, expenses (including attorneys' fees), judgments, fines, penalties, and/or liabilities (including amounts paid in settlements, other than amounts paid to this corporation itself, made with a view to curtailment of the costs of litigation) reasonably incurred by or imposed upon him in connection with or arising out of any action; suit or other proceeding (whether civil or criminal, and including any proceeding before any administrative or legislative body or agency), in which he may be involved or with which he may be threatened

         (i) by reason of his being or having been such Director, officer or employee of this corporation or of any other corporation or organization which he served as Director, officer or employee at the request of this corporation, or

         (ii) by reason of his serving or having served in any capacity with respect to any employee benefit plan within the meaning of Title I of the Employee Retirement Income Security Act of 1974, as amended from time to time, or successor provision of law, which plan has been established or maintained by this corporation or a subsidiary thereof or for which this corporation or such subsidiary has been declared responsible by a court of law or agency of government, whether or not he continues to be such Director, officer or employee at the time such action, suit or proceeding is brought or threatened; provided, however, that no such Director, officer or employee shall be so indemnified with respect to any matter (a) as to which he shall have been adjudicated in any proceeding not to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation, or (b) as to which he shall have been adjudicated in any proceeding to have been derelict in the performance of his duty as such Director, officer or employee or (c) arising out of his wilful malfeasance, bad faith, gross negligence or reckless disregard of such duty; and provided further that, in respect of any matter in which any settlement is effected, such indemnification shall be limited to matters covered by the settlement as to which this corporation is advised by independent legal counsel that such Director, officer or employee, in the opinion of such counsel, acted in good faith in the reasonable belief that his action was in the best interests of this corporation; and provided further that in any criminal matter such indemnification shall be limited to matters as to which this corporation is advised by independent legal counsel that such Director, officer or employee, in the opinion of such counsel, acted in the reasonable belief that his conduct was lawful. All questions arising under this section shall be determined by or in the manner designated by a vote of a majority of those Directors who are not parties to such proceeding, which may include the designation of legal counsel to make such determination, and shall include such designation as called for above in the case of any matter in which any settlement is effected and in any criminal matter.

     Advances may be made by this corporation against costs, expenses and fees at the discretion of, and upon such terms and conditions as may be determined by, the Board of Directors.

     The foregoing right of indemnification shall inure to the benefit of the executors or administrators of each such Director, officer and employee and shall not be exclusive of other rights to which any such Director, officer or employee may otherwise be entitled, including rights under insurance purchased or maintained by the corporation, provided that the corporation's obligation hereunder shall be offset to the extent of any actual payment to or on behalf of such Director, officer or employee pursuant to another source of indemnification or to any insurance coverage.

9. Charitable Contributions. The Corporation by vote of the Board of Directors may make contributions, in such amounts as the Board of Directors may deem reasonable, to corporations, trusts, funds, or foundations, organized and operated exclusively for charitable, scientific or educational purposes, no part of the net earnings of which inures to the benefit of any private stockholder or individual; provided that in any fiscal year the aggregate of all such contributions shall not exceed one-half of one per cent of the capital and surplus of the corporation determined as of the end of the preceding fiscal year, unless contributions in excess of such aggregate shall be authorized by vote of the holders of a majority of the shares of stock of the corporation outstanding and entitled to vote taken at a regular or special meeting duly called and held in the fiscal year during which contributions in excess of such limit shall be made.

10. Amendments. These By-Laws may at any time be amended by vote of the stockholders, provided that notice of the substance of the proposed amendment is stated in the notice of the meeting. In addition they may be amended by vote of a majority of the Directors then in office, except with respect to removal of Directors, the election of committees by Directors and delegation of powers thereto, or amendment of these By-Laws, and except with respect to any provision which by law, the Articles of Organization as heretofore or from time to time amended, or other provisions of these By-Laws, requires action by the stockholders. Not later than the time of giving notice of the meeting of stockholders next following the making, amending or repealing by the Directors of any By-Law, notice thereof stating the substance of such change shall be given to all stockholders entitled to vote on amending the By-Laws. Any By-Law adopted by the Directors may be amended or repealed by the stockholders.


June 22, 1995

                            EXHIBIT 10i

              AMENDMENT NO. 1 TO ROGERS CORPORATION
              VOLUNTARY DEFERRED COMPENSATION PLAN
                   FOR NON-EMPLOYEE DIRECTORS


Pursuant to the powers reserved to it in Section 10 of the Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors (the "Plan"), Rogers Corporation (the "Company") hereby amends the Plan with the consent of the non-employee Directors of the Company's Board of Directors, effective as of October 19, 1995, as follows:

1.   Section 5(a) of the Plan is hereby amended to read as follows:

          "(a) Effective for Deferral Elections made for years beginning before January 1, 1996, amounts standing to the credit of each sub-account within a Director's
          Deferred Compensation Account shall be paid, or commence to be paid, on the January 15 first following the earlier of (i) the passage of the number of calendar years (not to exceed twenty and including the year of deferral) specified by the Director in his or her Deferral Election(s) with respect to the amount credited to such sub-account or
          (ii) the calendar year in which the Director ceases to be a member of the Board for any reason whatsoever.

          Effective for Deferral Elections made for years beginning after December 31, 1995, amounts standing to the credit of each sub-account within a Director's Deferred Compensation Account shall be paid, or commence to be paid, in accordance with the Director's Deferral Election(s). Each Deferral Election shall specify whether payments will commence on the January 15 first following (i) the passage of the number of calendar years (not to exceed twenty and including the year of deferral) specified by the Director in his or her Deferral Election(s) with respect to the amount credited to such sub-account, (ii) the calendar year in which the Director ceases to be a member of the Board for any reason whatsoever or (iii) the later of (i) or (ii).

          The amount of each payment hereunder shall be determined by the amount credited to such sub-account as of the preceding December 31."

2. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

4. IN WITNESS WHEREOF, the Company has caused this First Amendment to the Plan to be executed on this 26th day of December, 1995.



                                    ROGERS CORPORATION



                                    By: ROBERT M. SOFFER
                                        Robert M. Soffer, Treasurer

                            EXHIBIT 10j

              AMENDMENT NO. 2 TO ROGERS CORPORATION
     VOLUNTARY DEFERRED COMPENSATION PLAN FOR KEY EMPLOYEES


Pursuant to the powers reserved to it in Section 10 of the Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees (the "Plan"), the Pension Committee of the Board of Directors of Rogers Corporation (the "Committee") hereby amends the Plan, effective as of January 1, 1995, as follows:

1. The Plan is hereby amended by adding a new Section 2A directly following Section 2 of the Plan to read as follows:
     "2A.  Matching Credits.  (The Company Match)

     (a) Effective for Deferral Elections made by a Participant for periods commencing after December 31, 1994, the Company or Subsidiary, whichever is the employer for the Participant, shall as of the last day of each calendar month credit to a separate sub-account maintained under each Participant's Deferred Compensation Account, an additional amount equal to a percentage of all or a portion of the amount deferred by such Participant pursuant to Section 2 during such calendar month. The percentage (if any) to be credited to a Participant's Deferred Compensation Account and the portion of a deferral to which it will apply under this Section 2A(a) for any month shall be the same as the percentage credited and portion applicable for the matching contribution made under the Rogers Employee Savings and Investment Plan (the "RESIP") for such month.

     (b) Notwithstanding the foregoing, any amount in a Participant's Deferred Compensation Account which is credited to a sub-account maintained pursuant to Section 2A(a) in any calendar year shall be payable to the Participant at the same time and in the same manner as the amounts to which they relate which were deferred by the Participant during such calendar year and credited to such Participant's Deferred Compensation Account pursuant to Section 2A(a); provided, however, that such distribution shall be made only to the extent the Participant has a vested interest in such amount as determined in accordance with the following schedule:

                          Years of Continuous Service

                                                    Vested Interest
             At Least          But Less Than           Percentage
             --------          -------------           ----------
                             Less than 2 years              0%
             2 years             3 years                   25%
             3 years             4 years                   50%
             4 years             5 years                   75%
           5 years or more                                100%

          For purposes of this Plan, a Participant has the same number of Years of Continuous Service as he or she has been credited under the RESIP. Any portion of the amount credited to such Participant's Deferred Compensation Account pursuant to Section 2A(a) and all earnings and losses credited thereon in which the Participant is not vested (the "Non-Vested Amount") at the time of the Participant's termination of employment with the Company shall be forfeited. Any Non-Vested Amount which exists at the time payment hereunder would otherwise be made or commence shall not be forfeited while the Participant is still employed by the Company and the Participant shall continue to vest in such amounts until his or her termination of employment. Any portion of the Non-Vested Amount which becomes payable pursuant to the preceding sentence shall be paid to the Participant as soon as practicable upon becoming vested.

          Not withstanding the foregoing, a Participant shall have a 100% vested interest in his or her Deferred Compensation Account coincident with the occurrence of any event which results in such Participant becoming 100% vested in all amounts held under the RESIP on his or her behalf.

                (c) The Plan shall be construed in a manner which is consistent with the purposes described herein, including without limitation, the so-called "anti-conditioning" rules of Section 401(k)(4) of the Internal Revenue Code of 1986, as amended."

          2. Section 4(b) of the Plan is hereby amended by inserting the words, "or Section 2A(a)" directly following the words "in
              Section 4(a)" where such words appear therein.

          3. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

          4. IN WITNESS WHEREOF, the Committee has caused this Second Amendment to the Plan to be executed on this 21st day of December, 1995.


                              PENSION COMMITTEE


                              By:  ROBERT M. SOFFER
                                   Robert M. Soffer
                                   Secretary of the Committee and
                                   Treasurer of Rogers Corporation

              AMENDMENT NO. 3 TO ROGERS CORPORATION
     VOLUNTARY DEFERRED COMPENSATION PLAN FOR KEY EMPLOYEES


Pursuant to the powers reserved to it in Section 10 of the Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees
(the "Plan"), the Pension Committee of the Board of Directors of Rogers Corporation (the "Committee") hereby amends the Plan, effective as of October 19, 1995, as follows:

1. The third sentence of Section 3 of the Plan is hereby amended by inserting the words "(or, for a Deferral Election to be made with respect to a Bonus to be paid in 1996, November 20, 1995)" directly following the words "(ii) the October 31."

2.   Section 5(a) of the Plan is hereby amended to read as follows:

     "(a) Effective for Deferral Elections made for years beginning before January 1, 1996, amounts standing to the credit of each sub-account within a Participant's Deferred Compensation Account shall be paid, or commence to be paid, on the April 15 (or, if such day is not a business day, the first business day thereafter) first following the earlier of: (i) the passage of the number of calendar years (not to exceed twenty and including the year of deferral, which counts as year one) specified by the Participant in his or her Deferral Election(s) with respect to the amount credited to such sub-account or (ii) the calendar year in which the Participant ceases to be an employee of the Company and its Subsidiaries for any reason whatsoever.

     Effective for Deferral Elections made for years beginning after December 31, 1995, amounts standing to the credit of each sub-account within a Participant's Deferred Compensation Account shall be paid, or commence to be paid, in accordance with the Participant's Deferral Election(s). Each Deferral Election shall specify whether payments will commence on the April 15 (or, if such day is not a business day, the first business day thereafter) first following: (i) the passage of the number of calendar years (not to exceed twenty and including the year of deferral, which counts as year one) specified by the Participant in his or her Deferral Election(s) with respect to the amount credited to such sub-account, (ii) the calendar year in which the Participant ceases to be an employee of the Company and its Subsidiaries for any reason whatsoever or (iii) the later of (i) or
     (ii).

     The amount of each such payment shall be determined by the amount credited to such sub-account as of the preceding March 31 (or, if such day is not a business day, the first business day thereafter)."

3. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

4. IN WITNESS WHEREOF, the Committee has caused this Third Amendment to the Plan to be executed on this 22nd day of December, 1995.


                              PENSION COMMITTEE


                              By:  ROBERT M. SOFFER
                                   Robert M. Soffer
                                   Secretary of the Committee and
                                   Treasurer of Rogers Corporation

SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Amounts)
----------

                                  1995      1994      1993      1992      1991
                                --------  --------  --------  --------  --------
SALES AND INCOME
----------
Net Sales                      $140,293  $133,866  $123,168  $172,361  $182,352
Cost Reduction Charges
 (Note B)                            --        --        --   (26,602)  (2,774)
Income (Loss) Before Income
 Taxes and Cumulative Effect
 of Accounting Change            15,390    10,712     6,716   (28,005)  (3,403)
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits                           --        --        --    (6,241)      --
Net Income (Loss)                13,081    10,134     6,670   (32,666)  (2,320)


PER SHARE DATA*
----------
Income (Loss) Before Cumulative
  Effect of Accounting Change**    1.69      1.42      1.05     (4.27)    (.38)
Cumulative Effect of Change in
  Accounting for Postretirement
  Benefits**                         --        --        --     (1.01)      --
Net Income (Loss)**                1.69      1.42      1.05     (5.28)    (.38)
Cash Dividends Declared              --        --        --        --      .04
Book Value                         8.42      6.41      4.33      3.08     8.43


FINANCIAL POSITION (YEAR-END)
----------
Current Assets                   55,766    47,18     36,842    56,028    55,769
Current Liabilities              24,412    22,482    23,683    33,532    35,226
Ratio of Current Assets
  to Current Liabilities       2.3 to 1  2.1 to 1  1.6 to 1  1.7 to 1  1.6 to 1
Working Capital                  31,354    24,704    13,159    22,496    20,543
Property, Plant and Equipment
 - Net                           36,473    34,061    36,807    35,504    60,189
Total Assets                    102,516    89,443    81,837    97,746   122,674
Long-Term Debt less Current
  Maturities                      4,200     6,675    14,190    24,197    26,336
Shareholders' Equity             60,098    45,125    27,891    19,083    51,983
Long-Term Debt as a Percentage
  of Shareholders' Equity            7%       15%       51%      127%       51%


OTHER DATA
----------
Depreciation and Amortization 5,738 6,680 6,691 10,928 11,702 Research and Development
 Expenses                         9,320     9,230     9,495    12,441    12,214
Capital Expenditures              8,853     4,648     8,582     9,061    11,710
Number of Employees (Average)       928       977     1,104***  2,512     2,989
Net Sales per Employee              151       137       112        69        61
Number of Shares Outstanding at
  Year-End*                   7,135,090 7,045,270 6,444,922 6,201,298 6,169,318

----------
   * Restated for the two-for-one stock split in July 1995.
  ** Based on weighted average number of shares and share equivalents outstanding for 1995, 1994, and 1993, and based on weighted average number of shares outstanding for 1992 and 1991.
 *** Excludes employees of the divested flexible interconnections business.

CONSOLIDATED BALANCE SHEETS
----------

                                              December 31,  January 1,
(Dollars in Thousands)                           1995          1995
                                              ----------    ----------

ASSETS
----------
Current Assets:

Cash and Cash Equivalents                     $  13,111     $  13,851

Marketable Securities                             1,565            --

Accounts Receivable, Net                         18,439        16,495

Inventories:

  Raw Materials                                   5,267         4,311

  In-Process and Finished                         7,635         5,302

  Less LIFO Reserve                              (2,090)       (1,056)
                                              ---------     ---------

       Total Inventories                         10,812         8,557

Current Deferred Income Taxes                     2,560         1,680

Assets Held for Sale, Net of Valuation
  Reserves of $2,032 and $1,587 (Note B)          8,809         6,687

Prepaid Expenses                                    470           450
                                              ---------     ---------

       Total Current Assets                      55,766        47,720
                                              ---------     ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of $53,669
  and $52,464                                    36,473        34,061

Investment in Unconsolidated Joint Venture        4,763         4,072

Intangible Pension Asset                          3,479         2,365

Other Assets                                      2,035         1,759
                                              ---------     ---------

       Total Assets                           $ 102,516     $  89,977
                                              =========     =========

                                              December 31,  January 1,
(Dollars in Thousands)                           1995          1995
                                              ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------
Current Liabilities:

Accounts Payable                              $   8,338     $   7,778

Current Maturities of Long-Term Debt                600         1,225

Accrued Employee Benefits and Compensation        8,703         6,646

Accrued Cost Reduction Charges                      529           925

Accrued Income Taxes Payable                      1,084           534

Taxes, Other than Federal and Foreign Income      1,020           984

Other Accrued Liabilities                         4,138         4,924
                                              ---------     ---------
      Total Current Liabilities                  24,412        23,016
                                              ---------     ---------
Long-Term Debt, less Current Maturities           4,200         6,675

Noncurrent Deferred Income Taxes                  1,632         1,520

Noncurrent Pension Liability                      3,223         4,497

Noncurrent Retiree Health Care and Life
  Insurance Benefits                              5,942         6,560

Other Long-Term Liabilities                       3,009         2,584

Shareholders' Equity:
  Capital Stock, $1 Par Value (Notes A & K):
    Authorized Shares 25,000,000; Issued and
    Outstanding Shares 7,135,090 and 7,045,270    7,135         7,045

  Additional Paid-In Capital                     26,286        25,110

  Currency Translation Adjustment                 2,544         1,918

  Retained Earnings                              24,133        11,052
                                              ---------     ---------
    Total Shareholders' Equity                   60,098        45,125
                                              ---------     ---------
    Total Liabilities and Shareholders'
      Equity                                  $ 102,516     $  89,977
                                              =========     =========


----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
----------

(Dollars in Thousands, Except Per Share
 Amounts)                                      1995       1994       1993
                                            --------------------------------
Net Sales                                   $ 140,293  $ 133,866  $ 123,168

  Cost of Sales                                96,457     93,650     86,402
  Selling and Administrative Expenses          21,501     20,705     18,787
  Research and Development Expenses             9,320      9,230      9,495
                                            --------------------------------
Total Costs and Expenses                      127,278    123,585    114,684
                                            --------------------------------
Operating Income                               13,015     10,281      8,484

  Other Income less Other Charges               2,440      1,579        848
  Interest Expense, Net                            65      1,148      2,616
                                            --------------------------------
Income Before Income Taxes                     15,390     10,712      6,716

  Income Taxes                                  2,309        578         46
                                            --------------------------------
Net Income                                     13,081     10,134      6,670

  Retained Earnings (Deficit) at Beginning
    of Year                                    11,052        918     (5,752)
                                            --------------------------------
Retained Earnings at End of Year            $  24,133  $  11,052  $     918
                                            ================================

Net Income Per Share (Notes A & K):
  Primary                                   $    1.69  $    1.42  $    1.05
                                            --------------------------------
  Fully Diluted                             $    1.69  $    1.38  $    1.03
                                            --------------------------------
Shares Used in Computing (Notes A & K):
  Primary                                   7,719,094  7,129,316  6,379,758
                                            --------------------------------
  Fully Diluted                             7,734,454  7,322,996  6,500,914
                                            ================================

----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
----------

CASH FLOWS PROVIDED BY (USED IN) OPERATING        1995      1994      1993
ACTIVITIES:                                    ------------------------------
----------
Net Income                                     $  13,081  $  10,134  $  6,670
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation and Amortization                  5,738      6,680     6,691
    Benefit for Deferred Income Taxes               (768)      (160)       --
    Equity in Undistributed (Income) Loss
      of Unconsolidated Joint Ventures, Net         (556)    (1,071)      103
    (Gain) Loss on Disposition of Assets             129       (344)       87
    Noncurrent Pension and Postretirement
      Benefits                                     1,455      2,107     2,357
    Other, Net                                     1,217       (344)     (221)
    Changes in Operating Assets and Liabilities
      Excluding Effects of Disposition of Assets:
          Accounts Receivable                     (1,881)    (1,258)   (1,285)
          Inventories                             (2,847)      (465)    1,116
          Prepaid Expenses                            (7)       260       (30)
          Accounts Payable and Accrued Expenses   (4,148)    (1,424)   (3,563)
                                               ------------------------------
             Net Cash Provided by Operating
               Activities                         11,413     14,115    11,925


CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
----------
Capital Expenditures                              (8,853)    (4,648)   (8,582)
Proceeds from Sale of Businesses                      --        909    10,899
Proceeds from Sale of Property, Plant and
  Equipment                                           11      1,756       179
Purchase of Marketable Securities                 (1,565)        --        --
                                               ------------------------------
             Net Cash Provided by (Used in)
               Investing Activities              (10,407)    (1,983)    2,496


CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
----------
Proceeds from Short- and Long-Term Borrowings         --         --     6,956
Repayments of Debt Principal                      (3,100)    (4,903)  (19,951)
Net Repayments of Revolving Lines of Credit           --         --    (3,534)
Proceeds from Sale of Capital Stock                1,267      1,874     1,063
                                               ------------------------------
             Net Cash Used in Financing
               Activities                         (1,833)    (3,029)  (15,466)

Effect of Exchange Rate Changes on Cash               87        215       222
                                               ------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       (740)     9,318      (823)

Cash and Cash Equivalents at Beginning of Year    13,851      4,533     5,356
                                               ------------------------------
Cash and Cash Equivalents at End of Year       $  13,111  $  13,851  $  4,533
                                               ==============================

----------
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------

NOTE A-ACCOUNTING POLICIES
----------

ORGANIZATION:
----------
Rogers Corporation manufactures specialty polymer composite materials and components which it markets around the world. In 1995 Rogers had two business segments which were about equal in size based on sales and assets. Polymer Products included high performance elastomer materials and components and moldable composite materials. Electronic Products included materials for high frequency printed circuit boards, materials for flexible printed circuit boards, high frequency printed circuits, and power distribution bus bars. Polymer Products were sold to manufacturers in the consumer, transportation, imaging, communications, and computer and peripheral markets. Electronic Products were sold principally to printed circuit board fabricators and equipment manufacturers for components in computer and peripheral, wireless communications, transportation, and consumer market applications.

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

MARKETABLE SECURITIES:
----------
The Company's marketable securities are classified as available-for-sale and are reported at fair value (based on quoted market prices) on the Company's consolidated balance sheet. Marketable securities are comprised of commercial paper, U.S. treasury notes, and corporate bonds. The unrealized gain was not material since these investments were initiated in December 1995. Beginning with the first quarter of 1996, there will be a separate component of shareholders' equity to account for unrealized gains (losses) from marketable securities.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES:
----------
The Company accounts for its investments in and advances to unconsolidated joint ventures, both of which are 50% owned, using the equity method.

RELATED PARTY TRANSACTIONS:
----------
Sales to unconsolidated joint ventures are made on terms similar to those prevailing with unrelated customers. However, payment terms for amounts owed by the joint ventures may be extended.

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

INVENTORIES:
----------
Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 41% of total Company inventories at December 31, 1995 and 36% at January 1, 1995. The cost of the remaining portion of the inventories was determined principally on the basis of standard costs, which approximate actual first-in, first-out (FIFO) costs.

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

PENSIONS:
----------
The Company has noncontributory defined benefit plans covering substantially all U.S. employees. The plan covering salaried employees provides benefits based on salary, years of service and age, while those plans covering hourly employees provide benefits of stated amounts for each year of credited service with adjustments depending on age. The Company's funding policy for all plans is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:
----------
The Company recognizes the cost of postretirement benefits other than pensions over the years of service in which such benefits are earned. The Company funds these postretirement benefits on a pay-as-you-go basis.

INCOME TAXES:
----------
The Company recognizes income taxes under the liability method. No provision is made for U.S. income taxes on the undistributed earnings of consolidated foreign subsidiaries because such earnings are substantially reinvested in those companies for an indefinite period. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year the distribution is declared.

STOCK SPLIT:
----------
To help widen the distribution and enhance the marketability of the Company's capital stock, the Board of Directors in 1995 effected a two-for-one stock split in the form of a 100% stock dividend on July 7th. All references in the financial statements to number of shares, per share amounts and market prices of the Company's capital stock have been retroactively restated to reflect the increased number of capital shares outstanding.

REVENUE RECOGNITION:
----------
Revenue is recognized when goods are shipped.

NET INCOME PER SHARE:
----------
Net income per share is computed based on the weighted average number of shares of capital stock and capital stock equivalents outstanding during each year. Capital stock equivalents are additional shares which may be issued upon the exercise of dilutive stock options using the average market price of the Company's capital stock during the year for primary earnings per share and market price at the end of the year for fully diluted earnings per share. Conversion of the convertible subordinated notes into shares of capital stock was not assumed in the 1993 computation of fully diluted net income per share because such conversion was antidilutive.

USE OF ESTIMATES:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:
----------
The Company has not yet adopted Statement of Financial Accounting Standards
(FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" or FAS No. 123, "Accounting for Stock-Based Compensation," which are effective for fiscal year 1996. Neither Statement is expected to have a material effect on the Company's financial statements.

RECLASSIFICATIONS:
----------
Certain reclassifications were made for 1993 and 1994 to report results consistent with 1995 reporting practice.


NOTE B-DIVESTITURES
----------

On June 28, 1993, the Company completed the sale of its flexible interconnections business, including the 50% interest in a related joint venture, Smartflex Systems, to a limited partnership managed by Ampersand Ventures, a venture capital firm based in Wellesley, Massachusetts. The Company received a total of $10.9 million from the sale. Costs related to the sale had been accrued in 1992 when the decision was made to withdraw from the business of producing and selling custom designed flexible circuits.

At year end 1995, the Company had a remaining balance of $.5 million from the cost reduction reserves established in 1991 and 1992. This balance relates primarily to pension liabilities resulting from 1991 European work force reductions.

During the first quarter of 1994, the Power Distribution Division business was sold to Methode Electronics, Inc. for initial cash payments of $.6 million plus royalties on future sales. Remaining equipment of this business was sold separately.

On December 31, 1995, the Company completed the sale of its Soladyne Division to Merix Corporation for $2.6 million which was received in January 1996. This sale did not include this division's trade accounts receivable which were retained by the Company. The proceeds from this divestiture are expected to modestly exceed the carrying value of the assets plus the costs related to disposition.

At December 31, 1995, assets held for sale at estimated net realizable value were $8.8 million, consisting of the land and building being leased to the buyer of the flexible interconnections business, the land and building that formerly housed the Power Distribution Division, and the proceeds to be received from the divested assets of the Soladyne Division.


NOTE C-INVENTORIES
----------

Certain inventories, amounting to $4,423,000 at December 31, 1995, and $3,106,000 at January 1, 1995, are valued at the lower of cost, determined by the last-in, first-out method, or market.


NOTE D-PROPERTY, PLANT AND EQUIPMENT
----------

                                       December 31,        January 1,
(Dollars in Thousands)                     1995               1995
                                        ----------         ----------
Land                                    $   1,074          $   1,032
Buildings and improvements                 30,630             30,258
Machinery and equipment                    45,355             45,372
Office equipment                            8,369              8,818
Installations in process                    4,714              1,045
                                        ----------         ----------
                                           90,142             86,525
Accumulated depreciation                  (53,669)           (52,464)
                                        ----------         ----------
                                        $  36,473          $  34,061
                                        ==========         ==========

Depreciation expense was $5,676,000 in 1995, $6,569,000 in 1994, and
$6,574,000 in 1993. Interest costs incurred during the years 1995, 1994, and 1993 were $1,109,000, $1,751,000, and $3,016,000, respectively, of which $45,000 in 1995 and $126,000 in 1993 were capitalized as part of the cost of the new plant and equipment.


NOTE E-SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES AND RELATED PARTY TRANSACTIONS
----------

The tables shown below summarize combined financial information of the Company's unconsolidated joint ventures which are accounted for by the equity method. Amounts presented include the financial information reported by Rogers INOAC Corporation, located in Japan, and Durel Corporation, located in Arizona, both of which are Polymer Products ventures. Each of these ventures is 50% owned by the Company.

The difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures is due primarily to the following factors: 1) Rogers major initial contribution to each venture was technology which was valued differently by the joint venture than it was on Rogers books; 2) one of the joint ventures has a negative retained earnings balance; and 3) translation of foreign currency at current rates differs from that at historical rates. This also results in a difference between the Company's recorded income from unconsolidated joint ventures and a 50% share of the income of those joint ventures listed below.

                         December 31,   January 1,
(Dollars in Thousands)      1995           1995
                         ----------     ----------
Current Assets           $  21,149      $  18,173
Noncurrent Assets           15,807          9,777
Current Liabilities          9,946          8,418
Noncurrent Liabilities      15,033          8,112
Shareholders' Equity        11,977         11,420


                                        Year Ended
                         ---------------------------------------
                         December 31,   January 1,    January 2,
(Dollars in Thousands)      1995           1995          1994
                         ----------     ----------    ----------
Net Sales                 $ 62,377       $ 53,770      $ 38,041
Gross Profit                19,327         15,396        10,218
Net Income                   1,267          4,572         3,208



Note that in the tables above, Rogers INOAC Corporation is reported as of October 31 for the respective years.

Sales to unconsolidated joint ventures amounted to $471,000 in 1995, $858,000 in 1994, and $363,000 in 1993.

At December 31, 1995, the Company had indirectly guaranteed 50% of a loan entered into by one of the unconsolidated joint ventures. The Company's proportionate share of the outstanding principal under this guarantee was $4,750,000 at December 31, 1995. The Company believes that the unconsolidated joint venture will be able to meet its obligations under this financing arrangement and accordingly no payments will be required and no losses will be incurred under this guarantee.

Equity income (loss) from unconsolidated joint ventures is included in other income less other charges on the consolidated statements of income and retained earnings.


NOTE F-PENSIONS
-----------

The Company has two noncontributory defined benefit pension plans covering substantially all U.S. employees. The discount rate assumptions used to develop pension expense were 8.5% in 1995, 7.5% in 1994, and 8.25% in 1993. The expected long-term rates of investment return were assumed to be primarily 9.0% for the pension plan covering unionized hourly employees and 9.5% for the other pension plan in each year presented.

Net pension cost consisted of the following components:


(Dollars in Thousands)                             1995     1994      1993
                                                 -------- --------- --------
Service cost (benefits earned during the period) $  1,012  $  1,224 $  1,132
Interest cost on projected benefit obligation       3,008     2,976    2,754
Actual return on plan assets                       (7,461)     (319)  (2,900)
Net amortization and deferral                       4,224    (2,893)    (276)
                                                 --------  --------  -------
Net pension cost                                 $    783  $    988  $   710
                                                 ========  ========  =======


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets:

(Dollars in Thousands)          December 31, 1995           January 1, 1995
                            -------------------------  -------------------------
                             Plan Whose  Plan Whose    Plan Whose   Plan Whose
                               Assets    Accumulated     Assets    Accumulated
                               Exceed     Benefits       Exceed      Benefits
                            Accumulated    Exceed      Accumulated    Exceed
                              Benefits     Assets       Benefits      Assets
                            ------------------------  --------------------------
Actuarial present value of
 benefit obligations:

Vested benefit obligation   $  28,163    $   8,996     $  22,930    $   7,153
                           =========================  ==========================

Accumulated benefit
 obligation                 $  28,351    $   9,025     $  23,045    $   7,189
                           =========================  ==========================

Projected benefit
 obligation                 $ (37,843)   $  (9,025)    $ (29,735)   $  (7,189)
Plan assets at fair value      34,580        7,903        29,441        4,092
                           -------------------------  --------------------------

Projected benefit
 obligation in excess of
 plan assets                   (3,263)      (1,122)         (294)      (3,097)
Unrecognized net (gain)
 loss                           2,467        1,916           (30)       1,162
Unrecognized prior service
 cost                             931        1,480         1,037        1,101
Unrecognized net (asset)
  obligation, net of
  amortization                 (2,801)          83        (3,156)         102
Adjustment required to
 recognize minimum liability       --       (3,479)           --       (2,365)
                           -------------------------  --------------------------

Net pension liability
 recognized in the
 consolidated balance
 sheets                     $  (2,666)   $  (1,122)    $  (2,443)   $  (3,097)
                           =========================  ==========================

The net pension liability is included in the following balance sheet accounts:

Noncurrent pension asset    $      --    $     265     $      --    $      --

Accrued employee benefits
 and compensation                  --       (1,387)           --       (1,389)

Noncurrent pension
 liability                     (2,666)          --        (2,443)      (1,708)
                           -------------------------  --------------------------
Net pension liability       $  (2,666)   $  (1,122)    $  (2,443)   $  (3,097)
                           =========================  ==========================

Also included in the noncurrent pension liability is an additional pension liability of $557,000 and $346,000 in 1995 and 1994, respectively.

The discount rate used in determining the present value of benefit obligations was 7.25% for 1995 and 8.5% for 1994. The long-term annual rate of increase in compensation levels assumption was 5.0% in both years.

Plan assets consist of investments in equities and short- and long-term debt instruments managed by various investment managers.

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

Net periodic postretirement benefit cost includes the following components:

(Dollars in Thousands)                       1995       1994       1993
                                          ---------  ----------  ---------

Service cost                              $    219   $     309   $    340
Interest cost                                  367         413        478
Amortization of unrecognized net gain         (129)        (32)        (9)
                                          ---------  ----------  ---------
Net periodic postretirement benefit cost  $    457   $     690   $    809
                                          =========  ==========  =========

The discount rate assumption used to develop postretirement benefit expense was 8.5% in 1995, 7.5% in 1994, and 8.25% in 1993.

The actuarial and recorded liabilities for these three plans, none of which have been funded, were as follows:
                                                 December 31,   January 1,
(Dollars in Thousands)                              1995           1995
                                                 ----------     -----------
Accumulated postretirement benefit obligation:
    Retirees                                     $   (2,429)    $   (3,151)
    Fully eligible active plan participants            (768)          (711)
    Other active plan participants                   (1,102)        (1,427)
                                                 ----------     -----------
Accumulated postretirement benefit obligation        (4,299)        (5,289)
Unrecognized net gain                                (2,293)        (1,671)
                                                 ----------     -----------
Accrued postretirement benefit liability         $   (6,592)    $   (6,960)
                                                 ==========     ===========

The net periodic postretirement benefit liability of $6,592,000 in 1995 and $6,960,000 in 1994 consists of a noncurrent liability of $5,942,000 and $6,560,000, respectively, and a current postretirement benefit liability of $650,000 and $400,000, respectively, which is included in accrued employee benefits and compensation.

The annual assumed rate of increase in the per capita cost of covered health benefits is 7.5% for 1996 (10.0% and 11.0% assumed for 1995 and 1994, respectively), and is assumed to decrease by approximately one percentage point each year to 4.5% in 1999 and remain at that level thereafter. The health care cost trend rate assumption has the following effect on the amounts reported: increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation for health benefits as of the beginning of 1996 by approximately

$303,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $53,000.
Postretirement benefit costs and obligations are decreasing due to declining estimated health care cost trend rates.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1995 and 8.5% for 1994.


NOTE H-EMPLOYEE SAVINGS AND INVESTMENT PLAN
----------

The Rogers Employee Savings and Investment Plan (RESIP) meets the requirements contained in Section 401(k) of the Internal Revenue Code. All regular U.S. employees with at least one month of service are eligible to participate. The plan is designed to encourage the Company's U.S. employees to save for retirement. Contributions to the plan as well as earnings thereon benefit from tax deferral. Participating employees generally may contribute up to 18% of their salaries and wages. An employee's elective pretax contribution for which a tax deferral is available is limited to the maximum allowed under the Internal Revenue Code. To further encourage employee savings, the Company matched employee contributions up to 4% of a participant's annual compensation at a rate of 40% in 1995, 25% in 1994, and 12.5% in 1993 for all participants other than those in collective bargaining units. Starting in 1994, one-half of the Company's contribution was invested in Company stock and the other half continued to be invested at the employee's discretion. RESIP related expense amounted to $396,000 in 1995, $276,000 in 1994, and $177,000 in 1993, including Company matching contributions of $349,000, $191,000, and $100,000, respectively.


NOTE I-DEBT
----------

LONG-TERM DEBT:
                                              December 31,   January 1,
(Dollars in Thousands)                            1995          1995
                                              -------------------------
10.5% Senior Notes                             $     --       $  2,500
10.6% Senior Notes due 1996-2003                  4,800          5,400
                                              -------------------------
Total long-term debt                              4,800          7,900
Current maturities                                 (600)        (1,225)
                                              -------------------------
Total long-term debt less current maturities  $   4,200       $  6,675
                                              =========================

In April 1995 the Company entered into a $10 million unsecured revolving credit arrangement with Fleet Bank, N.A. The Company has the right to reduce this commitment or terminate the entire agreement at any time. Amounts borrowed under this arrangement are to be repaid in full by March 31, 1998. At year-end 1995, there were no borrowings pursuant to this revolving credit arrangement. Under the arrangement the ongoing commitment fee varies from 25 to 40 basis points of the unused portion of the credit line and the rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, a rate negotiated between the parties or at a rate from 100 to 175 basis points over London Interbank Offered Rate (LIBOR). The spread over LIBOR and the level of commitment fees is based on a measure of the Company's financial strength. The agreement contains restrictive covenants primarily related to interest coverage, working capital, leverage and net worth. The Company is in compliance with these covenants.

In 1988 the Company borrowed $6,000,000 at 10.6%. Principal repayments of $600,000 per year began in 1994 and are scheduled to continue until 2003.

At December 31, 1995, $4,800,000 of this debt was still outstanding.
In general, interest rates are lower today than they were in 1988 and this, in conjunction with the reduced number of years remaining on the loan, results in an estimated market value for this debt of approximately $5,300,000. In 1995, as in other years, the Company prepaid debt when appropriate. Subject to certain loan agreement limitations, the Company has the right to prepay this $4,800,000 loan in whole or in part, but the Company has not yet chosen to do so because of the prepayment penalty.

MATURITIES:
----------
Required long-term debt principal repayments of $600,000 are due each year from 1996 to 2003.

INTEREST PAID:
----------
Interest paid during the years 1995, 1994, and 1993, was $1,235,000, $1,879,000, and $3,358,000, respectively.

RESTRICTION ON PAYMENT OF DIVIDENDS:
----------
Under the most restrictive covenant of the loan agreements, $9,212,000 of retained earnings was available at December 31, 1995, for cash dividends.


NOTE J-INCOME TAXES
----------

Consolidated income before income taxes consists of:



(Dollars in Thousands)      1995        1994         1993
                         -----------------------------------
Domestic                 $  13,342   $   9,660    $   5,980
Foreign                      2,048       1,052          736
                         -----------------------------------
                         $  15,390   $  10,712    $   6,716
                         ===================================



The income tax expense (benefit) in the consolidated statements of income consists of:


(Dollars in Thousands)     Current    Deferred      Total
                         -----------------------------------
1995:
  Federal                $   1,824   $    (976)   $     848
  Foreign                      613         208          821
  State                        640          --          640
                         -----------------------------------
                         $   3,077   $    (768)   $   2,309
                         ===================================

1994:
  Federal                $     444   $    (207)   $     237
  Foreign                      234          47          281
  State                         60          --           60
                         -----------------------------------
                         $     738   $    (160)   $     578
                         ===================================

1993:
  Federal                $     (90)  $      --    $     (90)
  Foreign                       (6)         --           (6)
  State                        142          --          142
                         -----------------------------------
                         $      46   $      --    $      46
                         ===================================

Deferred tax assets and liabilities as of December 31, 1995 and January 1, 1995, respectively, are comprised of the following:


(Dollars in Thousands)                        December 31,    January 1,
                                                 1995            1995
                                              ----------      ----------
Deferred tax assets:
  Accruals not currently deductible for
    tax purposes:
      Accrued employee benefits and
        compensation                          $   1,073       $   1,991
      Accrued postretirement benefits             2,208           2,256
      Other accrued liabilities and reserves      1,602           1,528
  Tax loss carryforwards                            857           1,538
  Tax credit carryforwards                        3,471           4,272
  Investments in and advances to joint
    ventures                                      2,642           2,461
  Other                                             364             492
                                              ---------       ---------
Total deferred tax assets                        12,217          14,538
Less deferred tax asset valuation allowance       6,752          10,057
                                              ---------       ---------
Net deferred tax assets                           5,465           4,481
Deferred tax liabilities:
  Depreciation and amortization                   4,537           4,321
                                              ---------       ---------
Total deferred tax liabilities                    4,537           4,321
                                              ---------       ---------
Net deferred tax assets                       $     928       $     160
                                              =========       =========

Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax expense. The reasons for this difference are as follows:


(Dollars in Thousands)                       1995       1994        1993
                                           --------------------------------
Tax expense at statutory rate              $  5,386   $  3,749   $  2,283
U.S. tax on foreign earnings                    712         --         --
State income taxes, net of federal
  benefit                                       417         40         94
Net deferred tax benefits utilized in
  the current year:
    Tax loss carryforwards                     (500)    (2,936)      (707)
  Employee benefits and compensation           (918)      (448)        --
  Other accrued liabilities and reserves         74        546     (1,663)
  Other net temporary differences              (692)      (328)        --
  General business credit carryforwards        (829)        --         --
Net deferred tax benefits to be used in
  future years                                 (976)      (207)        --
Other                                          (365)       162         39
                                           -------------------------------
Income tax expense                         $  2,309   $    578   $     46
                                           ===============================

The deferred tax asset valuation allowance decreased by $3,305,000 and $38,000 during 1995 and 1994, respectively. The $3,305,000 decrease relates to the utilization for tax purposes in 1995 of approximately $2,300,000 in deferred tax benefits, primarily deferred deductions for certain employee benefit expenses, tax credit carryforwards, and tax loss carryforwards, as well as the recognition for financial reporting purposes in 1995 of approximately $1,000,000 of previously unrecognized tax benefits which the Company expects to utilize for tax purposes in future years. The utilization of tax benefits in future years is dependent upon the future taxable earnings of the Company.

The Company has foreign net operating loss carryforwards of approximately $2,100,000. Under the applicable foreign tax laws, these net operating loss carryforwards have an indefinite carryforward period. The utilization of foreign net operating loss carryforwards is dependent upon the future taxable earnings of the Company's applicable foreign subsidiary.

At December 31, 1995, the Company had Alternative Minimum Tax Credit carryforwards of approximately $1,600,000 and General Business Credit carryforwards of approximately $1,900,000. The use of these tax credit carryforwards is dependent upon the future taxable earnings of the Company. The Alternative Minimum Tax Credit carryforwards have an indefinite carryforward period. The Company's General Business Credit carryforwards expire in annual increments of between $100,000 and $300,000 beginning in 1998 and ending in the year 2010.

Undistributed foreign earnings, before available tax credits and deductions, amounted to $4,627,000 at December 31, 1995, $4,155,000 at January 1, 1995, and $3,359,000 at January 2, 1994.

Income taxes paid (refunded) were $1,952,000, $547,000, and $(193,000), in 1995, 1994, and 1993, respectively.

NOTE K-SHAREHOLDERS' EQUITY AND STOCK OPTIONS
----------

Changes in shareholders' equity are shown below:
(Dollars in Thousands)

                                 Capital
                                  Stock    Additional   Currency     Retained
                                 (Number     Paid-in   Translation   Earnings
                                of shares)   Capital   Adjustment   (Deficit)
                                ---------------------------------------------
Balance at January 3, 1993      6,201,298   $ 17,017    $   1,617  $  (5,752)
                                ---------------------------------------------
Net income for 1993                                                    6,670
Stock options exercised            77,310        746
RESIP shares issued                25,454        171
Conversion of convertible
  subordinated notes into
  capital stock                   136,362      1,364
Stock issued to officers           12,000        119
Shares reacquired and cancelled    (7,502)       (82)
Translation adjustment for 1993                              (424)
                                ---------------------------------------------
Balance at January 2, 1994      6,444,922     19,335        1,193        918
                                ---------------------------------------------
Net income for 1994                                                   10,134
Stock options exercised           200,346      1,892
RESIP shares issued                26,498        372
Conversion of convertible
  subordinated notes into
  capital stock                   409,090      4,091
Stock issued to directors
  and officers                     10,454        164
Shares reacquired and cancelled   (46,040)      (744)
Translation adjustment for 1994                               725
                                ---------------------------------------------
Balance at January 1, 1995      7,045,270     25,110        1,918     11,052
                                ---------------------------------------------
Net income for 1995                                                   13,081
Stock options exercised            84,743        725
RESIP shares issued                 2,762         70
Stock issued to directors           3,864         91
Shares reacquired and cancelled    (1,549)       (46)
Tax benefit on stock options
  exercised                                      336
Translation adjustment for 1995                               626
                                ---------------------------------------------
Balance at December 31, 1995    7,135,090   $ 26,286    $   2,544  $  24,133
                                =============================================

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

Under certain conditions, non-employee directors were able to receive nonqualified stock options at a discounted exercise price in lieu of a corresponding amount of directors' fees pursuant to the 1988 plan. Currently existing options issued under the plan are exercisable within a period of ten years from the date of grant. In 1990 the Company adopted another stock option plan which only permits the granting of nonqualified stock options to key employees who are not officers or directors. In other respects, the 1990 plan is essentially the same as the one established in 1988.

In 1994, shareholders approved the 1994 Stock Compensation Plan which permits the granting of incentive stock options and nonqualified stock options to officers and other key employees. Additionally, the plan requires that the retainer fee for non-employee directors be paid semi-annually in shares of Rogers capital stock with the number of shares of stock granted based on its then fair market value. Stock options also are granted to non-employee directors twice a year. The number of shares in each six-month non-employee director stock option grant is determined by dividing $6,750 (half of the annual director retainer fee at the time the plan was established) by the fair market value of a share of the Company's capital stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 85% of the fair market value of the capital stock as of the date of grant. To date, all options granted under this plan have been at an exercise price equal to the fair market value of the capital stock as of the date of grant. Currently existing stock options issued under this plan are exercisable within a period of ten years from date of grant.
                                                  Weighted
                                                  Average
                                        Number     Option
                                      of Shares    Price
                                      --------------------
Outstanding at January 3, 1993         785,840    $ 10.41
  Granted                              410,936       8.99
  Exercised                             77,310      10.09
  Cancelled                            137,000      10.91
  Expired                               54,000      14.59
                                      --------------------
Outstanding at January 2, 1994         928,466       9.49
  Granted                              227,736      16.91
  Exercised                            200,346      10.33
  Cancelled                             17,026       8.79
  Expired                               18,600      14.44
                                      --------------------
Outstanding at January 1, 1995         920,230      11.06
  Granted                              175,716      23.57
  Exercised                             84,743       9.55
  Cancelled                             15,766      13.88
                                      --------------------
Outstanding at December 31, 1995       995,437    $ 13.35
                                      --------------------

In general, stock options granted to officers and employees become exercisable in one-third increments beginning on the second anniversary of the grant date. Non-employee director options granted under the 1988 plan become exercisable on the first anniversary of the date of grant, while options to such individuals granted pursuant to the 1994 plan become exercisable six months and one day after the date of grant. The options outstanding on December 31, 1995, expire on various dates, beginning April 8, 1996, and ending on December 14, 2005. Options outstanding at December 31, 1995, included 390,575 which were exercisable (270,086 at January 1, 1995).

Shares of capital stock reserved for possible future issuance are as follows:

                                              December 31,   January 1,
                                                  1995       1995
                                              -----------   -----------
Shareholders' Rights Plan                       8,874,699     8,876,248
Options                                         1,453,099     1,542,258
Stock purchase warrants*                          200,000       200,000
Rogers Employee Savings and Investment Plan        84,522        87,284
Stock to be issued in lieu of deferred
  directors' fees                                   1,988         1,436
                                              -----------   -----------
       Total                                   10,614,308    10,707,226
                                              ===========   ===========

* These warrants were granted in connection with a research and development arrangement entered into in 1989 and are convertible at $13.50 per share through June 29, 1996.


NOTE L-LEASES
----------

The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $782,000 in 1995, $1,016,000 in 1994, and $1,469,000 in 1993.

Future minimum lease payments under noncancellable operating leases at December 31, 1995, aggregate $1,147,000. Of this amount, annual minimum payments are $533,000, $282,000, $182,000, $79,000, and
$15,000 for years 1996 through 2000, respectively.


NOTE M-FOREIGN OPERATIONS
----------

The net assets of wholly-owned foreign subsidiaries were $10,261,000 at December 31, 1995, and $8,221,000 at January 1, 1995. Net income of these foreign subsidiaries was $1,262,000 in 1995, $796,000 in 1994, and $820,000 in 1993, including net currency transaction losses of $45,000 in 1995, $3,000 in 1994, and $38,000 in 1993.

NOTE N-CONTINGENCIES
----------

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company has been named as a PRP in six cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs.
The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection
(CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by our environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 for costs related to
this matter.   During 1995, $300,000 was charged against this provision.
Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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


NOTE O-BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------

The presentation of business segment information for the years
1993-1995 is generally reflective of the Company's current internal reporting structure and has been divided into two segments, Polymer Products and Electronic Products. Polymer Products consists of high performance elastomer materials and components, and moldable composites. Equity from Rogers INOAC Corporation and Durel Corporation is also included in income for Polymer Products. Electronic Products are comprised primarily of high frequency materials and circuits and flexible circuit materials.

The Company markets its products throughout the United States and sells in foreign markets directly, through distributors and agents, and through its 50% owned joint venture in Japan. In 1995, approximately 65% of total sales were to the electronics industry.

At December 31, 1995, the electronics industry accounted for approximately 65% of total accounts receivable due from customers. Accounts receivable due from customers located within the United States accounted for 73% of the total accounts receivable owed to the Company at the end of 1995. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses relating to customers have been minimal and have been within management's expectations.

The principal operations of the Company are located in the United States and Europe. The Company formerly had operations in Mexico related to the flexible interconnections business and the domestic power distribution business; however, these businesses were divested in 1993 and 1994, respectively.

Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data reported on the following page.

BUSINESS SEGMENT INFORMATION
(Dollars in Thousands)              1995        1994        1993
                                 ----------------------------------
Net sales:
  Polymer Products               $  74,693   $  71,919   $  66,238
  Electronic Products               65,600      61,947      56,930
                                 ----------------------------------
    Total                        $ 140,293   $ 133,866   $ 123,168
                                 ==================================
Income before income taxes:
  Polymer Products               $   4,644   $   5,981   $   8,755
  Electronic Products               11,186       5,609       1,044
  Unallocated corporate expenses
  (mainly interest expense, net)      (440)       (878)     (3,083)
                                 ----------------------------------
    Total                        $  15,390   $  10,712   $   6,716
                                 ==================================
Capital expenditures:
  Polymer Products               $   2,248   $   3,225   $   6,534
  Electronic Products                6,605       1,423       2,048
                                 ----------------------------------
    Total                        $   8,853   $   4,648   $   8,582
                                 ==================================
Depreciation:
  Polymer Products               $   2,971   $   2,561   $   2,224
  Electronic Products                2,705       4,008       4,350
                                 ----------------------------------
    Total                        $   5,676   $   6,569   $   6,574
                                 ==================================
Assets:
  Polymer Products               $  42,416   $  39,754   $  36,717
  Electronic Products               42,864      34,692      38,767
  Unallocated corporate assets
  (mainly cash and cash
   equivalents)                     17,236      14,997       6,353
                                 ----------------------------------
    Total                        $ 102,516   $  89,443   $  81,837
                                 ==================================


GEOGRAPHIC INFORMATION
(Dollars in Thousands)          North America  Europe      Total
                                -----------------------------------
1995:
  Net sales                      $ 120,244   $  20,049   $ 140,293
  Income before income taxes        13,332       2,058      15,390
  Assets                            89,765      12,751     102,516
                                 ==================================
1994:
  Net sales                      $ 116,481   $  17,385   $ 133,866
  Income before income taxes         9,660       1,052      10,712
  Assets                            79,022      10,421      89,443
                                 ==================================
1993:
  Net sales                      $ 108,324   $  14,844   $ 123,168
  Income before income taxes         5,980         736       6,716
  Assets                            72,046       9,791      81,837
                                 ==================================

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
----------

Board of Directors and Shareholders
Rogers Corporation

----------

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three fiscal years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at December 31, 1995 and January 1, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                              ERNST & YOUNG LLP




Providence, Rhode Island
February 6, 1996

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------
(Dollars in Thousands, Except Per Share Amounts)


                     Net    Manufacturing       Net       Net Income
       Quarter      Sales      Profit          Income     Per Share*
----------------------------------------------------------------------
1995   Fourth     $ 33,511     $ 10,266       $  3,115      $   .41
       Third        32,943        9,894          2,826          .36
       Second       37,422       12,167          3,688          .47
       First        36,417       11,509          3,452          .45
-----------------------------------------------------------------------
1994   Fourth     $ 32,261     $ 10,274       $  2,780       $  .37
       Third        32,605        9,819          2,696          .37
       Second       34,995        9,997          2,389          .35
       First        34,005       10,126          2,269          .33
----------------------------------------------------------------------

* Restated for the two-for-one stock split in 1995.




CAPITAL STOCK MARKET PRICES*
----------

The Company's capital stock is traded on the American and Pacific
Stock Exchanges. The following table sets forth the composite high and low prices during each quarter of the last two years on a per share basis.

At February 20, 1996, there were 1,204 shareholders of record.


                        1995                            1994
--------------------------------------------------------------------
Quarter            High        Low                High        Low
--------------------------------------------------------------------
Fourth           $ 24-5/8    $ 21-3/4           $ 25-1/2    $ 16-1/2
Third              31-1/2      23-3/4             17-3/8      15-5/8
Second             28-5/8      24-3/4             17-1/8      12-7/8
First              27-3/4      22-1/8             15          12-1/4
--------------------------------------------------------------------

* Restated for the two-for-one stock split in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED SALES AND OPERATIONS - 1995 TO 1994

Net sales of $140.3 million were 10% higher than last year when adjusted for divestitures. Each of the Company's major product groups as currently constituted achieved record sales in 1995. These sales gains were mainly the result of unit volume increases. A major portion of the sales increase came from higher sales of circuit materials to the wireless communications and computer markets. Part of that growth came from the Company's newer high frequency materials. The newest in the Company's line of lower-priced commercial microwave materials, RO4000, was introduced in the first quarter of 1995, and has received favorable response in the marketplace. This new material is aimed at applications in pagers, identification systems, personal communication systems, global positioning systems, and other wireless communications products. High volume production will begin in the first half of 1996. Major process and facilities projects are underway to support the increased activity in high frequency and flexible circuit materials.

Net income was $13.1 million, or $1.69 per share in 1995, compared with $10.1 million, or $1.42 per share in 1994. Before-tax profits rose 44%, from $10.7 million in 1994 to $15.4 million in 1995. The effective tax rates were 15% and 5% in 1995 and 1994, respectively. The improvement in before-tax profits was primarily the result of improved margins, higher sales, increased royalty income, and lower interest expense.

The Company completed the sale of its small microwave printed circuit board fabricating operation, the Soladyne Division, to Merix Corporation on December 31, 1995. This action completes the Company's planned divestiture of electronic components businesses and now allows the Company to concentrate on its growing line of high performance specialty materials. Cash payments totaling $2.6 million were received in January 1996 from the sale of the Soladyne Division. This sale did not include this division's trade accounts receivable which were retained by the Company. The proceeds from this divestiture are expected to modestly exceed the carrying value of the assets plus the costs related to disposition.

Durel Corporation, the Company's 50% owned electroluminescent lamp joint venture with 3M, had sales growth of 28% in 1995. An important portion of this sales gain came from the ramp-up of a complex new automotive application. However, profits were unfavorably impacted in the initial production period for this application and by the move to Durel's new 77,000 square foot facility in Chandler, Arizona. Sales and profits were also affected by a major inventory adjustment at one of Durel's
largest customers in the watch market.   As a result, the
Company's 50% share of Durel's earnings did not have a significant impact on the Company's earnings for the full year 1995. During the year, patents important to Durel's future were issued, and Durel has filed an infringement suit based on these patents. Significant ongoing costs are being incurred to prosecute the suit and protect Durel's proprietary position.

Sales of Rogers INOAC Corporation (RIC), the Company's 50% owned joint venture with INOAC Corporation of Japan, stated in dollars, were higher in 1995 than in 1994. However, sales stated in local currency remained approximately the same. At mid-year, RIC introduced an innovative line of consumer footcare products which has been well received in the market.

The Company's manufacturing profit was 31% of sales in 1995 and 30% in 1994. This increase was due to production cost improvements in a number of domestic product lines and a more profitable product mix in the European operation. These

[NOTE: A chart showing the following information is included in the printed copy of the 1995 Annual Report to Shareholders:

Earnings Per Share:  1993 - $1.05; 1994 - $1.42; 1995 - $1.69
(Restated for the two-for-one stock split in 1995.)]

gains offset a continuing decline in sales price per square foot of high frequency microwave materials resulting from the shift of microwave business from military to commercial applications.

Research and development expense totaled $9.3 million in 1995 compared with $9.2 million in 1994, or 7% of sales in each year. Significant product and process development activities in 1995 included: technical support of the commercial introduction of RO4003, the first of a family of low cost, controlled dielectric constant thermoset laminates with excellent electrical and physical properties; development of a flame retardant version of RO4003; further development of lower cost processes for manufacturing both RO4000 thermoset laminates and RO3000 fluoropolymer laminates; scale-up to commercial production of PORON S-2000 silicone foam material; introduction of a low outgassing flame retardant PORON urethane foam material; development of improved materials and process technology related to ENDUR fuser rolls and conductive elastomers; development of an improved extrusion compounding process for phenolic molding material and the development of improved adhesive systems for flexible circuit materials.

Selling and administrative expense increased slightly but as a percentage of net sales was 15% in both 1995 and 1994.

Net interest expense in 1995 decreased substantially from 1994 because of lower borrowings and increased investment income on the higher level of cash equivalents and marketable securities. During the second quarter, debt of $2.5 million bearing an interest rate of 10.5% was prepaid. The prepayment expense of $180,000 is reflected in other income less other charges. Total debt outstanding at December 31, 1995, was $4.8 million compared with $7.9 million at January 1, 1995.

Other income less other charges was $2.4 million for 1995 compared with $1.6 million for the same period in 1994. Royalty payments related to the 1994 sale of the U.S. power distribution business more than accounted for this increase. These royalty payments are expected to decrease over the next four years.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company has been named as a PRP in six cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl
(PCB) contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company

[NOTE: A chart showing the following information is included in the printed copy of the 1995 Annual Report to Shareholders:

Net Sales Per Employee: 1993 - $112,000; 1994 - $137,000; 1995 - $151,000]
is developing a remediation plan with CT DEP. On the basis of estimates prepared by the Company's environmental engineers and consultants, the Company recorded a provision of approximately
$900,000 in 1994 for costs related to this matter. During 1995, $300,000 was charged against this provision. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

At December 31, 1995, other accrued liabilities were lower than January 1, 1995, primarily due to the utilization and/or settlement of certain environmental and legal reserves established prior to 1995.

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

In 1994, net income was $10.1 million, or $1.42 per share, compared with $6.7 million, or $1.05 per share in 1993. This improvement was mainly the result of increased sales, the positive impact related to divestitures, greater contribution from the Company's 50% owned joint ventures, and lower net interest expense.

The Company concluded the sale of its U.S. power distribution business to Methode Electronics, Inc., during the second quarter of 1994. In addition to an initial cash payment, the Company is receiving royalties on sales until 1999. The building where the business was operating, located in Mesa, Arizona, is being offered for sale. The remaining equipment of this business was sold separately. Also in the third quarter of 1994, a small polyimide components business was sold to E.I. du Pont de Nemours and Company for a modest gain.

Durel Corporation, the Company's 50% owned joint venture with 3M, had a sales gain of 62% in 1994. This growth came mainly from applications in watches, automobiles, and hand-held wireless communication devices. To help meet increased demand, construction of a new 77,000 square foot plant in Chandler, Arizona, was started in 1994 and completed in 1995.

RIC, the Company's 50% owned joint venture with INOAC Corporation of Japan, achieved record sales in 1994. In local currency, this high performance elastomer joint venture in Japan grew 25% in 1994, despite the relatively weak economy in Japan, and RIC's profits increased 34% in 1994 compared with 1993. In the second quarter of 1994, RIC started up a new PORON materials production line, more than doubling capacity for the Asian market.

The Company's manufacturing profit was 30% of sales in both 1994 and 1993. Improved profit margins in several operations in 1994 were offset by the changes required to convert from mainly military applications to commercial products in the microwave circuit board manufacturing operation, and by the impact of the start-up of the new PORON production line in the United States.

Beginning with 1994, certain new product and process development expenses, previously included as cost of sales, have been reclassified as research and development expense. Prior year data has been restated accordingly. This reclassification has no effect on net income for any period. Research and development expense totaled $9.2 million in 1994 compared with $9.5 million in 1993, or 7% and 8% of sales, respectively. Significant product and process development activities in 1994 included: process and product improvements which further reduce the cost of the RO3000 family of composite fluoropolymer laminates; development of the RO4000 family of low cost, controlled dielectric constant thermoset composite laminates with excellent electrical and physical properties; completion of a new PORON casting machine of improved design which produces wider product at faster rates; improved ENDUR fuser roll coating capability and a broader range of ENDUR LE conductive formulations; continued development of faster curing MPC (moldable phenolic composite) compounds; and the introduction of recycle capability for cured MPC product.

Selling and administrative expense as a percentage of net sales was consistent at 15% in both 1994 and 1993.

Net interest expense decreased 56% from 1993 to 1994, primarily because of lower borrowing levels.

Other income less other charges increased from $.8 million in 1993 to $1.6 million in 1994. This increase reflects gains on disposition of assets and positive contribution from the Company's 50% owned joint ventures, offset partially by estimated costs to remove and dispose of soil contaminated by PCBs at the Company's East Woodstock, Connecticut, facility as described above.

At January 1, 1995, other accrued liabilities were greater than January 2, 1994, primarily as a result of reserves established for the PCB cleanup.


RESTRUCTURING/COST REDUCTION CHARGES

During 1992, it was decided that the Company's strategy should be one of building further on its existing specialty polymer composite materials businesses. Actions were taken during 1992 and early 1993 to begin to implement this strategy. The major element of this strategy was to withdraw from the business of producing and selling custom designed flexible circuits and multimetal layer tape automated bonding components. As of the end of 1992, the Company shut down the Micro Interconnections Unit which produced the multimetal layer tape automated bonding components, and a letter of intent was signed for the divestiture of the Flexible Interconnections Division (FID), the Company's largest division, to a limited partnership managed by Ampersand Ventures, a venture capital firm based in Wellesley, Massachusetts. The divestiture, which included the Company's 50% interest in a related joint venture, Smartflex Systems, was completed in June 1993. The costs associated with these two actions amounted to $22.4 million. An additional $4.2 million was reserved for steps taken to set the new strategic direction of the Company and to improve its operations and future profitability. As of the end of 1992, charges totaling $6.2 million were applied against these reserves.

During 1995, 1994, and 1993, $.3 million, $1.3 million, and $19.3 million, respectively, was charged against the remaining reserve. The net balance of $.5 million, coupled with the valuation reserve in assets held for sale of $1.7 million at December 31, 1995, are adequate for the completion of the residual restructuring actions. The majority of this remaining accrued reserve relates to pension liabilities resulting from 1991 European work force reductions.

Net assets held for sale as of December 31, 1995, also included
$2.6 million for the divestiture of the Soladyne Division. The proceeds were received from Merix Corporation in January 1996, and this asset account was reduced accordingly.


SEGMENT SALES AND OPERATIONS

Sales in the Polymer Products business segment increased 4%, 9%, and 6% in 1995, 1994, and 1993, respectively. All three of the units in this business segment have had sales growth over the three-year period. Sales of moldable composite materials had the highest rate of increase in 1995 primarily driven by increasing market share, particularly in electronic motor applications.

The Polymer Products business segment generated profits of $4.6 million in 1995, $6.0 million in 1994, and $8.8 million in 1993. Factors contributing to the decrease from 1994 to 1995 include lower joint venture income, higher raw material costs, unfavorable product mix changes, inventory corrections by customers in the second half of 1995, and higher professional service costs. The decrease from 1993 to 1994 was primarily due to higher costs related to the Poron Materials Unit's capacity expansion and provisions for the removal and disposal of PCB contaminated soil.

Revenues from the Electronic Products business segment, adjusted for divestitures, increased 10% in 1995, 12% in 1994, and 7% in 1993. Sales gains were driven by the rapidly growing notebook computer and disk drive markets and by growing applications in wireless communications for high frequency circuit laminate materials.

Electronic Products operating income was $11.2 million in 1995, a 100% increase over 1994's level of $5.6 million. This increase is mainly attributable to the higher sales level and to the reduction of losses at the Soladyne Division.

European sales stated in local currencies, increased 5% in 1995, 14% in 1994 and 3% in 1993. Sales gains (decreases) were 15%, 17% and (2%) in 1995, 1994, and 1993, respectively, when translated into U.S. dollars. Increased sales for older applications in mainframe computers led the sales growth in 1994; however, these sales declined significantly in 1995. New applications in power distribution devices for cellular telephone base stations and large power equipment accounted for most of the higher sales figures in 1995. The change in the product mix in 1995 also resulted in higher profit margins.


BACKLOG

The Company's backlog of firm orders was $24.1 million at December 31, 1995, $20.2 million at January 1, 1995, and $17.9 million at January 2, 1994 (excluding orders of the Company's divested businesses). The increase from 1994 to 1995 primarily relates to a few key customers of the Electronic Products business segment committing to firm orders extending well into 1996. From 1993 to 1994 the


[NOTE: A chart showing the following information in included in the printed copy of the 1995 Annual Report to Shareholders:

Total Debt to Capitalization (Capitalization is Shareholders' Equity Plus Total Debt, Including Current Portion): 1993 - 38%; 1994 - 15%; 1995 - 7%]
increase was due to a generally higher level of sales and a few key customers of the Polymer Products business segment committing to firm orders extending well into the next year.


SOURCES OF LIQUIDITY AND CAPITAL

Net cash provided by operating activities in 1995 amounted to $11.4 million in 1995, $14.1 million in 1994, and $11.9 million in 1993. The year-to-year decrease from 1994 to 1995 is attributable to higher inventories, the fact that the cash payment for the sale of the Soladyne Division was not received until early 1996, and the third quarter $3.0 million additional contribution to the Company's union pension plan. The year-to-year increase from 1993 to 1994 is mainly due to the higher level of income.

Capital expenditures totaled $8.9 million in 1995, $4.6 million in 1994, and $8.6 million in 1993. In 1995, major process and facilities expansion projects were initiated to support the Company's growing sales of commercial microwave materials. Additionally, major investments were started to more than double the capacity of the flexible circuit laminate facility. Both expansions are expected to be completed by mid-1996. The high level of spending in 1993 was mainly for plant expansions and added capacity in the Poron Materials Unit and the Elastomer Components Unit.

Capital spending was exceeded by cash generated from the Company's operating activities in all three years presented. For 1996, capital spending is expected to be somewhat higher than 1995. During 1996, work will begin on a substantial increase in moldable composites manufacturing capacity and production capacity is being added for certain high performance elastomer components at the Company's subsidiary in Gent, Belgium. It is anticipated that this spending will be financed with internally generated funds.

As of April 13, 1995, the Company may borrow up to a maximum of $10.0 million under an unsecured revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full by March 31, 1998. The Company had no borrowings under revolving credit arrangements at December 31, 1995.

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

Management believes that in the near term, internally generated funds will be sufficient to meet the needs of the business. The
Company continually reviews and assesses its lending relationships.


DIVIDEND POLICY

In 1992, the Board of Directors voted to discontinue cash dividends. At present, the Company expects to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

[NOTE: A chart showing the following information is included in the printed copy of the 1995 Annual Report to Shareholders:

Ratio of Current Assets to Current Liabilities: 1993 - 1.6; 1994 - 2.1; 1995 - 2.3]

NOTE:  EXHIBIT 27 - FINANCIAL DATA SCHEDULE - IS PAGE F-53

                          Financial Statements
               and Other Financial Information (Unaudited)

                        Rogers Inoac Corporation

                            October 31, 1995

                        Rogers Inoac Corporation

                          Financial Statements
                    and Other Financial Information


                            October 31, 1995

                                Contents


Financial Statements:

  Accountants' Compilation Report                         1
  Balance Sheets at October 31, 1995, and
   1994 (Unaudited)                                       2

  Statements of Income and Retained Earnings
   for the years ended October 31, 1995 (Unaudited),
   1994 (Unaudited), and 1993                             4

  Statements of Cash Flows
   for the years ended October 31, 1995 (Unaudited),
   1994 (Unaudited), and 1993                             5

  Notes to Financial Statements                           6


                                                      Schedule
                                                       number
                                                      -------
Financial Statement Schedules:

  Valuation and Qualifying Accounts
   for the years ended October 31, 1995 (Unaudited),
   1994 (Unaudited), and 1993                           II


For the years ended October 31, 1995, 1994 and 1993 all other schedules have been omitted, as permitted by the rules and regulations of the Securities and Exchange Commission, as the required information is presented either in the financial statements or the notes thereto, or as the schedule is not applicable.

                  Accountants' Compilation Report


The Board of Directors and Shareholders
Rogers Inoac Corporation


We have compiled the accompanying balance sheets of Rogers Inoac Corporation as of October 31, 1995 and 1994, the related statements of income and retained earnings and cash flows for the years then ended and the financial statement schedules listed in the accompanying index, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.
We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended October 31, 1993 were audited by us and we expressed an unqualified opinion on them in our report dated December 22, 1993, but we have not performed any auditing procedures subsequent to that date.

                                       ERNST & YOUNG

Tokyo, Japan
December 26, 1995

                        Rogers Inoac Corporation
                             Balance Sheets
                                                   October 31,
                                                 1995      1994
                                               (Thousands of yen)
                                                   (Unaudited)
                                            ------------------------
Assets
Current assets:
  Cash and cash equivalents (Note 10)       Y   581,942  Y   418,261
  Receivables:
    Trade receivables                            41,080       37,671
    Due from affiliates (Note 4)                391,201      452,468
                                            ------------------------
                                                432,281      490,139
  Less allowance for doubtful accounts           (7,195)      (5,135)
                                            ------------------------
                                                425,086      485,004
  Inventories:
    Merchandise and finished goods              116,066       98,691
    Work in process                              61,609       57,115
    Raw materials                               124,764      108,827
                                            ------------------------
                                                302,439      264,633
  Deferred income taxes (Note 3)                 11,496       14,319
  Prepaid expenses and other current assets         639        2,329
                                            ------------------------
Total current assets                          1,321,602    1,184,546
Plant and equipment:
  Buildings and improvements                     26,302       16,991
  Machinery and equipment                       557,245      534,276
  Vehicles                                        8,730        4,006
  Furniture and fixtures                         48,941       34,452
  Construction in progress                        2,575        2,163
                                            ------------------------
                                                643,793      591,888
  Less accumulated depreciation                (337,244)    (236,885)
                                            ------------------------
                                                306,549      355,003

Other assets                                     20,596       19,049
                                            ------------------------
Total assets                                Y 1,648,747  Y 1,558,598
                                            ========================

                                                   October 31,
                                                 1995      1994
                                               (Thousands of yen)
                                                  (Unaudited)
                                            ------------------------
Liabilities and shareholders' equity
Current liabilities:
  Trade payables                            Y   124,904  Y    98,875
  Due to affiliates (Note 4)                    243,253      286,431
  Income taxes payable (Note 3)                  81,911      127,136
  Accrued expenses and other liabilities         43,885       28,857
                                            ------------------------
Total current liabilities                       493,953      541,299

Deferred income taxes (Note 3)                   20,362       27,150


Shareholders' equity:
  Common stock, '50,000 par value:
    Authorized - 3,200 shares;
    Issued and outstanding - 880 shares          44,000       44,000
  Legal reserve (Note 7)                         11,000       11,000
  Retained earnings (Notes 2 and 7)           1,079,432      935,149
                                            ------------------------
Total shareholders' equity                    1,134,432      990,149


Commitments (Note 9)

                                            ------------------------
Total liabilities and shareholders' equity  Y 1,648,747  Y 1,558,598
                                            ========================



See Accountants' Compilation Report and Notes to Financial
Statements.

                            Rogers Inoac Corporation

                   Statements of Income and Retained Earnings

                                               Year ended October 31,
                                           1995        1994          1993
                                       -------------------------------------
                                                 (Thousands of yen)
                                                    (Unaudited)

Net sales (Note 4)                     Y 3,876,542  Y 3,879,367  Y 3,172,282
Interest income (Note 4)                     7,380       10,806       16,499
Other income (Note 4)                        4,869        5,195        4,542
                                       -------------------------------------
                                         3,888,791    3,895,368    3,193,323
Costs and expenses (Notes 4 and 6):
  Cost of products sold                  3,146,177    3,039,344    2,498,630
  Selling, general and administrative
   expenses (Note 8)                       421,441      400,935      315,057
   Interest expense (Note 5)                    --           --        1,232
   Other                                       675           --           --
                                       -------------------------------------
                                         3,568,293    3,440,279    2,814,919
                                       -------------------------------------
Income before income taxes                 320,498      455,089      378,404

Income taxes (Note 3):
  Current                                  166,980      218,595      192,571
  Deferred (credit)                         (3,965)      20,405       12,192
                                       -------------------------------------
                                           163,015      239,000      204,763
                                       -------------------------------------
Net income (Note 2)                        157,483      216,089      173,641

Retained earnings at beginning of year
  (Note 2)                                 935,149      730,060      567,419

Cash dividends                             (13,200)     (11,000)     (11,000)
                                       ------------------------------------
Retained earnings at end of year
  (Notes 2 and 7)                      Y 1,079,432  Y   935,149  Y   730,060
                                       =====================================

Amounts per share (Note 11):
  Net income                               Y178.96      Y245.56      Y197.32
  Cash dividends                             15.00        12.50        12.50


See Accountants' Compilation Report and Notes to Financial Statements.

                              Rogers Inoac Corporation

                              Statements of Cash Flows


                                                 Year ended October 31,
                                             1995        1994         1993
                                       -------------------------------------
                                                  (Thousands of yen)
                                                     (Unaudited)
Operating activities
Net income                             Y   157,483  Y   216,089  Y   173,641
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization            106,925       98,565       31,571
  Provision for deferred income taxes       (3,965)      20,405       12,192
  Loss on disposal of plant and
   equipment                                   675           --           --
  Changes in operating assets and
   liabilities:
    Receivables                             59,918     (139,518)      33,954
    Inventories                            (37,806)     (72,048)      33,798
    Prepaid expenses and other current
     assets                                  1,690          245       (2,039)
    Trade payables and due to
     affiliates                            (17,149)      80,031      (36,025)
    Accrued expenses and other
     liabilities and income taxes
     payable                               (30,197)      36,763      (47,594)
                                       -------------------------------------
Net cash provided by operating
 activities                                237,574      240,532      199,498


Investing activities
Purchases of plant and equipment           (54,228)    (325,438)     (57,829)
Proceeds from sales of property and
 equipment                                      80           --           --
Increase in other assets                    (6,545)     (20,189)        (144)
                                       -------------------------------------
Net cash used in investing activities      (60,693)    (345,627)     (57,973)


Financing activities
Dividends paid                             (13,200)     (11,000)     (11,000)
                                       -------------------------------------
Net cash used in financing activities      (13,200)     (11,000)     (11,000)
                                       -------------------------------------

Increase (decrease) in cash and cash
 equivalents                               163,681     (116,095)     130,525
Cash and cash equivalents at beginning
 of year                                   418,261      534,356      403,831
                                       -------------------------------------
Cash and cash equivalents at end of
 year                                  Y   581,942  Y   418,261  Y   534,356
                                       =====================================

See Accountants' Compilation Report and Notes to Financial Statements.

                        Rogers Inoac Corporation

                      Notes to Financial Statements

                            October 31, 1995

                  (Data with respect to the years ended
                 October 31, 1995 and 1994 are unaudited.)


1.  Significant Accounting Policies


Basis of Financial Statements

The Company was incorporated under the Commercial Code of Japan in January 1984, and is owned 50% by Rogers Corporation (a U.S.
corporation) and 50% by Inoac Corporation (a Japanese corporation).

The Company maintains its official accounting records and prepares its financial statements for domestic purposes in yen in accordance
with Japanese accounting practices.   The accompanying financial
statements have been prepared in conformity with accounting principles generally accepted in the United States and differ from those issued for domestic purposes in Japan. Accordingly, the financial statements reflect certain adjustments not recorded in the Company's official accounting records. These adjustments are explained in
Note 2 to the financial statements.

Certain amounts from prior years have been reclassified to conform to be current year presentation.


Cash and Cash Equivalents

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


See Accountants' Compilation Report.

                        Rogers Inoac Corporation

1.  Significant Accounting Policies (continued)

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


                              Retained                           Retained
                             earnings at                 Net    earnings at
                             beginning of  Appropri-  income for   end of
                                 year       ations     the year     year
                             -----------------------------------------------
                                            (Thousands of yen)
Year ended October 31, 1995:
  As recorded in the official
   accounting records         Y 768,900   Y (18,200)  Y 175,566  Y   926,266
  Japanese GAAP adjustment:
    Income tax provision        135,000          --          --      135,000
                             -----------------------------------------------
  Per Japanese GAAP             903,900     (18,200)    175,566    1,061,266

U.S. GAAP adjustments:
  Accrued compensated
   absences                     (16,823)         --      (3,817)     (20,640)
  Accrued directors' bonuses     (5,000)      5,000      (5,000)      (5,000)
  Prepaid expenses               12,980          --          --       12,980
  Depreciation                   52,923          --     (13,231)      39,692
  Deferred income taxes         (12,831)         --       3,965       (8,866)
                              ----------------------------------------------
                                 31,249       5,000     (18,083)      18,166
                              ----------------------------------------------
As adjusted to U.S. GAAP      Y 935,149   Y (13,200)  Y 157,483  Y 1,079,432
                              ==============================================

See Accountants' Compilation Report.

                        Rogers Inoac Corporation

3.  Income Taxes

Income taxes include corporation, enterprise, and inhabitants' taxes which, in the aggregate, resulted in statutory tax rates of approximately 51.3% for 1995 and 1994, and 52.3% for 1993. The Company made income tax payments of 212,205 thousand yen, 179,384 thousand yen and 243,630 thousand yen during 1995, 1994 and 1993, respectively.

For the years ended October 31, 1995, 1994 and 1993, the differences between the statutory tax rates and the effective tax rates are reconciled as follows:

                                             Year ended October 31,
                                            1995      1994    1993
                                           -------------------------
                                              (Thousands of yen)

Statutory income tax rate                   51.3%     51.3%   52.3%
Tax effect of:
  Expenses not deductible for tax purposes   1.9       1.2     1.0
  Reversal of contingent provision          (2.1)      ---     ---
  Other                                     (0.3)      0.0     0.8
                                           -------------------------
Effective tax rate                          50.8%     52.5%   54.1%
                                           =========================


Total deferred tax assets and liabilities as of October 31, 1995 and 1994 were as follows:


                         1995                                  1994
              -------------------------------   ------------------------------
                Current  Noncurrent    Total     Current   Noncurrent   Total
              -------------------------------    ------------------------------
                                     (Thousands of yen)

Deferred tax
 assets       Y 18,155   Y     --    Y 18,155   Y 20,978  Y     --   Y 20,978
Deferred tax
 liabilities    (6,659)   (20,362)    (27,021)    (6,659)   (27,150)  (33,809)
             --------------------------------   ------------------------------
              Y 11,496   Y(20,362)   Y (8,866)  Y 14,319  Y (27,150) Y(12,831)
             ================================   ==============================


Temporary differences at October 31, 1995 and 1994 mainly consisted of accrued expenses that gave rise to deferred tax assets, and prepaid expenses and depreciation that gave rise to deferred tax liabilities. The total tax effect of these temporary differences is recognized in the statements of income and retained earnings.



See Accountants' Compilation Report.

                        Rogers Inoac Corporation

4.  Transactions with Affiliates

A substantial portion of the Company's business is conducted through its Japanese parent, Inoac Corporation ("Inoac") and its subsidiaries, which purchase the Company's products for resale. Inoac also provided certain services to the Company for which it charged a management service fee.

Balances due from and due to affiliates at October 31, 1995, and 1994, and transactions with affiliates for the years ended October 31, 1995, 1994 and 1993 are summarized as follows:

                                         October 31,
                                       1995      1994
                                   ------------------------
                                      (Thousands of yen)

Due from:
  Inoac and its subsidiaries and
   affiliates                      Y   391,201  Y   452,468
                                   ========================

Due to:
  Inoac and its subsidiaries and
   affiliates                      Y   242,487  Y   283,843
  Rogers Corporation                       766        2,588
                                   ------------------------
                                   Y   243,253  Y   286,431
                                   ========================


                                          Year ended October 31,
                                      1995         1994         1993
                                   -------------------------------------
                                            (Thousands of yen)
Inoac and its subsidiaries and
 affiliates:
  Sales to                         Y 3,758,399  Y 3,814,019  Y 3,065,889
  Management service fee income          4,800           --           --
  Purchases from                     1,265,691    1,429,380    1,138,766
  Management service fee expense        55,049       56,122       53,591
  Plant and office rent                 80,293       74,651       49,501
  Purchases of equipment                15,474      323,176        5,611
  Subcontractors' fee                  366,219      415,215      352,746

Rogers Corporation:
  Commission income                Y        --  Y     4,923  Y       819
  Sales commission expense               8,693        9,032        7,340
  Interest income                           --           --        7,079



See Accountants' Compilation Report.

                        Rogers Inoac Corporation

5.  Interest Paid

Interest paid for the year ended October 31, 1993 amounted to 1,232 thousand yen.


6.  Pension Cost

All employees of the Company are seconded from its Japanese parent, Inoac, and are covered by Inoac's pension plan and Inoac bears the ultimate pension obligation for these employees. The Company reimburses Inoac for the current pension cost for these employees. Amounts charged to the Company by Inoac for its pension plan for the years ended October 31, 1995, 1994 and 1993 amounted to 6,476 thousand yen, 5,144 thousand yen and 5,050 thousand yen, respectively.

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


7.  Retained Earnings and Legal Reserve

The amount of retained earnings available for distribution to the shareholders is based on the financial statements prepared under the Japanese Commercial Code. The Commercial Code provides that an amount, which at least 10% of cash dividends paid and bonuses to directors and statutory auditors paid, be appropriated as a legal reserve until such reserve equals 25% of stated capital (common stock). The legal reserve is not available for dividends, but may be used to reduce a deficit by resolution of the shareholders or may be capitalized by resolution of the Board of Directors. The amount of unrestricted retained earnings available at October 31, 1995 for dividends was approximately 926,266 thousand yen.


8.  Advertising

The Company expenses advertising costs as incurred. Amounts charged to advertising expense for the years ended October 31, 1995, 1994 and 1993 amounted to 39,516 thousand yen, 30,166 thousand yen and 22,644 thousand yen.


See Accountants' Compilation Report.

                        Rogers Inoac Corporation

9.  Commitments

The Company leases certain equipment under leases which are noncancelable. Future minimum payments, by year and in the aggregate, for equipment under noncancelable operating leases with terms of one year or more consisted of the following at October 31, 1995:

                             (Thousands of yen)
                             ------------------

     1996                         Y  5,312
     1997                            4,584
     1998                            4,522
     1999                            1,948
     2000 and thereafter             1,934
                                  --------
                                  Y 18,300
                                  ========

For the years ended October 31, 1995, 1994 and 1993, total rental expense for all operating leases amounted to 80,677 thousand yen, 80,046 thousand yen and 53,865 thousand yen, respectively.


10.  Financial Instruments

The total carrying amount reported in the balance sheets for financial instruments, cash and cash equivalents, approximates their respective fair value.


11.  Amounts per Share

The computation of net income per share is based on the weighted average number of shares (880 shares) of common stock outstanding during each year.

Cash dividends per share represent the cash dividends proposed by the Board of Directors as applicable to the respective year.


See Accountants' Compilation Report.

12.  Short-Term Borrowings

     Rogers Inoac Corporation

                                                          Average     Weighted
                                             Maximum      amount       average
                                  Weighted    amount    outstanding   interest
  Category of            Balance  avergage  outstanding   during     rate during
aggregate short-         at end   interest    during     the year     the year
term borrowings          of year    rate     the year      (2)           (3)
--------------------------------------------------------------------------------
                                                (Yen)

Year ended 10/31/95 (4)

Year ended 10/31/94 (4)

Year ended 10/31/93:
 Overdraft from bank (1)  Y   0   4.389%  Y 80,000,000  Y 26,666,667   4.618%


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

(4) There were no short-term borrowings outstanding during the years ended October 31, 1994 and 1995.

                                    SCHEDULE II
Valuation and Qualifying Accounts

Rogers Inoac Corporation

                         Balance
                            at        Charged      Charged           Balance
                        beginning    to costs     to other  Deduc-   at end
     Description         of year    and expenses  accounts  tions    of year
--------------------------------------------------------------------------------
Year ended 10/31/95:
  Deducted from asset
   accounts:           Y 5,135,040  Y 2,060,456                      Y 7,195,496
  Allowance for
   doubtful accounts

Year ended 10/31/94:
  Deducted from asset
   accounts:
  Allowance for
   doubtful accounts   Y 2,000,000  Y 3,135,040                      Y 5,135,040

Year ended 10/31/93:
  Deducted from asset
   accounts:
  Allowance for
   doubtful accounts   Y 5,713,994                      Y 3,713,994  Y 2,000,000


                                       F-68
[PAGE]