Form 10-Q
period 1996-03-31
ROGERS CORP
filed 1996-05-14
CIK 84748

Total pages included - 11

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4347

                           ROGERS CORPORATION
          (Exact name of Registrant as specified in its charter)

         Massachusetts                                       06-0513860
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                         Identification No.)

P.O. Box 188, One Technology Drive, Rogers, Connecticut      06263-0188
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (860) 774-9605

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes      X      No

The number of shares outstanding of the Registrant's classes of common stock as of April 26, 1996:

              Capital Stock, $1 Par Value--7,146,899 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                              March 31, 1996

                                  INDEX

                                                        Page No.
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months Ended March 31, 1996 and
        April 2, 1995                                        3

   Consolidated Balance Sheets--
      March 31, 1996 and December 31, 1995                 4-5

   Consolidated Statements of Cash Flows--
      Three Months Ended March 31, 1996 and
        April 2, 1995                                        6

   Supplementary Notes                                       7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations           8-10

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                11

SIGNATURES                                                  11

                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except Per Share Amounts)


                                               Three Months Ended:
                                             March 31,      April 2,
                                               1996           1995
                                            -------------------------
Net Sales                                   $   34,938     $   36,417

  Cost of Sales                                 23,417         24,908
  Selling and Administrative Expenses            5,413          5,665
  Research and Development Expenses              2,418          2,404
                                            -------------------------
Total Costs and Expenses                        31,248         32,977
                                            -------------------------

Operating Income                                 3,690          3,440

Other Income less Other Charges                    515            754
Interest Income (Expense), Net                      59            (35)
                                            -------------------------

Income Before Income Taxes                       4,264          4,159

Income Taxes:
  Federal and Foreign                              856            582
  State                                            125            125
                                            -------------------------


Net Income                                  $    3,283     $    3,452
                                            =========================

Net Income Per Share:

  Primary                                   $      .44     $      .45
                                            =========================

  Fully Diluted                             $      .44     $      .45
                                            =========================

Shares Used in Computing:

  Primary                                    7,483,903      7,648,718
                                            =========================

  Fully Diluted                              7,525,358      7,684,630
                                            =========================

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                      March 31, 1996    December 31, 1995
                                      --------------    -----------------
Current Assets:

  Cash and Cash Equivalents              $ 16,117           $ 13,111

  Marketable Securities                     2,553              1,565

  Accounts Receivable, Net                 20,700             18,439

  Inventories:
    Raw Materials                           5,312              5,267
    In-Process and Finished                 7,896              7,336
    Less LIFO Reserve                      (1,791)            (1,791)
                                         --------           --------
      Total Inventories                    11,417             10,812

  Current Deferred Income Taxes             2,560              2,560

  Assets Held for Sale, Net of Valuation
    Reserves of $2,032 in each period
    (Note B)                                6,242              8,809

  Other Current Assets                        550                470
                                         --------           --------

      Total Current Assets                 60,139             55,766
                                         --------           --------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $55,421 and $53,669                      36,171             36,473

Investment in Unconsolidated Joint
  Venture                                   4,926              4,763

Intangible Pension Asset                    3,479              3,479

Other Assets                                1,992              2,035
                                         --------           --------

      Total Assets                       $106,707           $102,516
                                         ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                      March 31, 1996    December 31, 1995
                                      --------------    -----------------
Current Liabilities:

  Accounts Payable                         $  8,924          $  8,338
  Current Maturities of Long-Term Debt          600               600
  Accrued Employee Benefits and
    Compensation                              7,691             8,703
  Other Accrued Liabilities                   5,124             4,667
  Accrued Income Taxes Payable                1,971             1,084
  Taxes Other than Federal and Foreign
    Income                                    1,239             1,020
                                           --------          --------

      Total Current Liabilities              25,549            24,412
                                           --------          --------

Long-Term Debt, less Current Maturities       4,200             4,200

Noncurrent Deferred Income Taxes              1,641             1,632

Noncurrent Pension Liability                  3,223             3,223

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          5,942             5,942

Other Long-Term Liabilities                   3,226             3,009

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,139,599
      and 7,135,090                           7,140             7,135
  Additional Paid-In Capital                 26,305            26,286
  Unrealized Gain(Loss) on Marketable
    Securities                                  (11)               --
  Currency Translation Adjustment             2,077             2,545
  Retained Earnings                          27,415            24,132
                                           --------          --------

      Total Shareholders' Equity             62,926            60,098
                                           --------          --------

      Total Liabilities and
        Shareholders' Equity               $106,707          $102,516
                                           ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                       Three Months Ended:
                                                       -------------------
                                                       March 31,  April 2,
                                                         1996       1995
                                                       -------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                           $  3,283  $  3,452
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                       1,651     1,648
      Benefit for Deferred Income Taxes                      42       138
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net                  385      (255)
      Loss on Disposition of Assets                          25        85
      Noncurrent Pension and Postretirement Benefits        382       355
      Other, Net                                            207        47
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                            (3,044)   (2,148)
          Inventories                                      (648)     (377)
          Prepaid Expenses                                  (92)      (76)
          Accounts Payable and Accrued Expenses             981     1,194
                                                       ------------------

            Net Cash Provided by Operating Activities     3,172     4,063

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                     (1,475)   (1,085)
Proceeds from Sale of Business                            2,567        --
Purchase of Marketable Securities                          (989)       --
                                                       ------------------

            Net Cash Provided by (Used in) Investing
              Activities                                    103    (1,085)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from Sale of Capital Stock                          24       263
                                                       ------------------

            Net Cash Provided by Financing Activities        24       263

Effect of Exchange Rate Changes on Cash                    (293)      245
                                                       ------------------

Net Increase in Cash and Cash Equivalents                 3,006     3,486

Cash and Cash Equivalents at Beginning of Year           13,111    13,851
                                                       ------------------

Cash and Cash Equivalents at End of Quarter            $ 16,117  $ 17,337
                                                       ==================


The accompanying notes are an integral part of the consolidated financial statements.

                 ROGERS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTARY NOTES


A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

B. Net Assets Held for Sale consist of land and a building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division and the land and building in Mesa, Arizona, related to the divested business of the Power Distribution Division.

C. As of April 13, 1995, the Company may borrow up to a maximum of $10.0 million under an unsecured revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full by March 31, 1998. The Company had no borrowings under revolving credit arrangements at March 31, 1996.

D. Interest paid during the first three months of 1996 and 1995 was approximately $108,000 and $112,000, respectively.

E. Income taxes paid were $39,000 and $83,000 in the first three months of 1996 and 1995, respectively.

F. To help widen the distribution and enhance the marketability of the Company's capital stock, the Board of Directors in 1995 effected a two-for-one stock split in the form of a 100% stock dividend on July 7, 1995. All references in the financial statements to number of shares and per share amounts of the Company's capital stock have been retroactively restated to reflect the increased number of capital shares outstanding.

G. Certain reclassifications were made for 1995 to report results consistent with 1996 reporting practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales of $34.9 million for the first quarter of 1996 were just over the level in the first quarter of 1995, when adjusted for the year-end 1995 divestiture of the Company's small microwave printed circuit board fabricating operation in California.

Changes made in the Company's high performance elastomers organization in mid-1995 are leading to more concentrated sales efforts, improved service, and lower costs. In 1995, after a fine first-half, high performance elastomer sales fell sharply in the third quarter because of several coinciding customer inventory adjustments and some slowness in the automotive industry. Since then, led by increasing sales of Poron(R) materials for a range of industrial applications, sales have moved up again strongly. Sales of Endur(R) paper handling components and fuser rolls, including initial shipments from the new manufacturing line in the Company's Gent, Belgium, facility, have also recovered so that sales of Polymer Products in the first quarter of 1996 were only
3% below the level in the same period in 1995.

Sales of Electronic Products for the first three months increased 5% from the comparable 1995 period, after adjusting for the year-end 1995 divestiture. Sales gains were mainly the result of unit volume increases. After a slow start in January, sales in the U.S. of flexible circuit materials for computer applications began to climb again. Sales of these materials continued strong in Europe where the Company is gaining market share. A new flexible laminate production line in the U.S., which will more than double capacity, will start up in the second quarter.

Customer interest in the Company's new commercial-grade laminates for wireless communications applications continues to grow - especially for the RO4000(TM) high frequency materials which printed circuit fabricators can process like conventional laminates. To meet the growing demand, new production equipment to manufacture commercial laminates at much lower cost is being installed. Because of the Company's long experience with high frequency materials, and an expanding product line, significant growth in this market is expected.

Net income of $3.3 million and earnings per share of $0.44 were down only slightly from last year's comparable period, even though the tax rate was 23% in the first quarter of 1996, compared with a 17% tax rate in the first three months of 1995. Before tax profits increased modestly from the first quarter of 1995 due to improved margins and lower interest expense.

Manufacturing profit as a percentage of sales in the first three months increased from 32% in 1995 to 33% in 1996 due to production cost improvements in certain domestic product lines and higher inventories. These factors offset a continuing decline in sales price per square foot of high frequency microwave materials resulting from the continuing shift of microwave business to lower cost commercial applications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Selling and administrative expenses for the first three months of 1996 as a percentage of sales were approximately the same as in the previous year.

Research and development expenses were $2.4 million, or 7% of sales, in both the first quarter of 1995 and 1996. Significant product and process development activities included the following: Continued process and product development for RO4003(TM) and RO4003FR high frequency circuit materials; process improvement effort to improve performance of RO3003(TM) and RO3010(TM) fluoropolymer laminates; process and formulation support to expand the number of Poron formulations which are both low outgassing and flame retardant; and improved compounding processes that result in higher strength phenolic materials.

Durel Corporation, the Company's 50% owned electroluminescent lamp joint venture with 3M, continues to make good progress in improving operations in its new facility. Sales of Durel(R) electroluminescent lamps and chip inverters are expected to grow substantially again this year. However, there are ongoing high costs associated with the patent infringement lawsuit Durel has brought to protect its proprietary technology.

Net interest income was recognized for the first quarter of 1996 compared to net interest expense in the corresponding 1995 period. This increase in earnings was due to lower borrowings. Total debt outstanding at March 31, 1996, was $4.8 million compared with $7.9 million at April 2, 1995.

As of April 13, 1995, the Company can borrow up to a maximum of $10.0 million under an unsecured revolving credit arrangement with Fleet Bank, N.A. Amounts borrowed under this arrangement are to be paid in full by March 31, 1998. The Company had no borrowings under revolving credit arrangements at March 31, 1996.

Other income less other charges was $0.5 million for the first three months of 1996 compared with $0.8 million for the same period in 1995. The decrease was primarily attributable to lower joint venture income.

Net cash provided by operating activities in the first three months of 1996 totaled $3.2 million, compared with $4.1 million in the same 1995 period. The year-to-year decrease from 1995 to 1996 is attributable to higher levels of inventories and accounts receivable.

Capital expenditures in the first quarter of 1996 and 1995 totaled $1.5 million and $1.1 million, respectively. Management expects that spending for 1996, primarily for capacity expansions and new process equipment, will approximate $10.0 million. It is anticipated that these expenditures will be financed with internally generated funds.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by the Company's environmental engineers and consultants, the Company recorded a provision of approximately $0.9 million in 1994 for costs related to this matter. During 1995 and early 1996, $0.4 million was charged against this provision. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

                       PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

      (b) There were no reports on Form 8-K filed for the three months ended March 31, 1996.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROGERS CORPORATION
                                   (Registrant)

                                   Donald F. O'Leary

                                   By s/DONALD F. O'LEARY
                                   Donald F. O'Leary
                                   Authorized Officer
                                   Corporate Controller


Dated:  May 14, 1996