Form 10-Q
period 1996-06-30
ROGERS CORP
filed 1996-08-05
CIK 84748

Total pages included - 13

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                                             Yes   X        No

The number of shares outstanding of the Registrant's classes of common stock as of July 29, 1996:

              Capital Stock, $1 Par Value--7,376,206 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                              June 30, 1996

                                  INDEX

                                                          Page No.
                                                          --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended
        June 30, 1996 and July 2, 1995                           3

   Consolidated Balance Sheets--
      June 30, 1996 and December 31, 1995                       4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended June 30, 1996 and
        July 2, 1995                                             6

   Supplementary Notes                                           7

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 8-11

PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders     12

Item 5.  Other Information                                       12

Item 6.  Reports on Form 8-K                                     13

SIGNATURES                                                       13

                      PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                   ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except for Per Share Amounts)

                                  Three Months Ended:         Six Months Ended:
                              -------------------------------------------------
                                June 30,      July 2,       June 30,    July 2,
                                   1996          1995          1996        1995
                              -------------------------------------------------
Net Sales                     $   35,424   $   37,422    $   70,362  $   73,839

  Cost of Sales                   24,145       25,255        47,562      50,163
  Selling and Administrative
     Expenses                      5,362        5,671        10,775      11,336
  Research and Development
     Expenses                      2,303        2,354         4,721       4,758
                              -------------------------------------------------
Total Costs and Expenses          31,810       33,280        63,058      66,257
                              -------------------------------------------------
Operating Income                   3,614        4,142         7,304       7,582

Other Income less Other
   Charges                           865          347         1,380       1,101
Interest Income (Expense),
   Net                               118          (46)          177         (81)
                              -------------------------------------------------

Income Before Income Taxes         4,597        4,443         8,861       8,602

Income Taxes:
  Federal and Foreign                932          630         1,788       1,212
  State                              125          125           250         250
                              -------------------------------------------------

Net Income                    $    3,540   $    3,688   $     6,823  $    7,140
                              =================================================

Net Income Per Share:
  Primary                     $     0.47   $     0.47   $      0.91  $     0.92
                              =================================================

  Fully Diluted               $     0.47   $     0.47   $      0.90  $     0.92
                              =================================================
Shares Used in Computing:

  Primary                      7,570,330    7,799,838     7,527,044   7,781,032
                              =================================================

  Fully Diluted                7,570,330    7,812,494     7,547,776   7,801,248
                              =================================================


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)

                                      June 30, 1996     December 31, 1995
                                      -----------------------------------
Current Assets:

  Cash and Cash Equivalents              $ 20,678           $ 13,111

  Marketable Securities                     2,249              1,565

  Accounts Receivable, Net                 22,151             18,439

  Inventories:
    Raw Materials                           6,648              5,267
    In-Process and Finished                 8,423              7,336
    Less LIFO Reserve                      (1,791)            (1,791)
                                         ---------------------------
      Total Inventories                    13,280             10,812

  Current Deferred Income Taxes             2,560              2,560

  Assets Held for Sale, Net of Valuation
    Reserves of $2,032 in each period
    (Note B)                                6,242              8,809

  Other Current Assets                        514                470
                                         ---------------------------

      Total Current Assets                 67,674             55,766
                                         ---------------------------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $56,717 and $53,669                      35,877             36,473

Investment in Unconsolidated Joint
  Venture                                   4,643              4,763

Intangible Pension Asset                    3,479              3,479

Other Assets                                1,963              2,035
                                         ---------------------------

      Total Assets                       $113,636           $102,516
                                         ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                       June 30, 1996    December 31, 1995
                                       ---------------  -----------------
Current Liabilities:

  Accounts Payable                         $  9,031          $  8,338
  Current Maturities of Long-Term Debt          600               600
  Accrued Employee Benefits and
    Compensation                              8,354             8,703
  Other Accrued Liabilities                   5,092             4,667
  Accrued Income Taxes Payable                1,534             1,084
  Taxes Other than Federal and Foreign
    Income                                    1,233             1,020
                                           --------          --------

      Total Current Liabilities              25,844            24,412
                                           --------          --------

Long-Term Debt, less Current Maturities       4,200             4,200

Noncurrent Deferred Income Taxes              1,606             1,632

Noncurrent Pension Liability                  3,223             3,223

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          5,942             5,942

Other Long-Term Liabilities                   3,309             3,009

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,368,806
      and 7,135,090                           7,369             7,135
  Additional Paid-In Capital                 29,079            26,286
  Unrealized Gain(Loss) on Marketable
    Securities                                  (17)               --
  Currency Translation Adjustment             2,126             2,545
  Retained Earnings                          30,955            24,132
                                           --------          --------

      Total Shareholders' Equity             69,512            60,098
                                           --------          --------

      Total Liabilities and
        Shareholders' Equity               $113,636          $102,516
                                           ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)



                                                         Six Months Ended:
                                                        --------------------
                                                         June 30,    July 2,
                                                           1996        1995
                                                        --------------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                            $   6,823  $   7,140
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                         3,193      3,265
      Benefit for Deferred Income Taxes                        57        135
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                  (192)      (395)
      Loss on Disposition of Assets                            50        186
      Noncurrent Pension and Postretirement Benefits          803        710
      Other, Net                                              271        521
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                              (4,103)    (3,741)
          Inventories                                      (2,561)      (912)
          Prepaid Expenses                                    (64)        18
          Accounts Payable and Accrued Expenses               788      1,708
                                                        --------------------

            Net Cash Provided by Operating Activities       5,065      8,635

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                       (2,868)    (3,598)
Proceeds from Sale of Business                              2,567         --
Proceeds from Sales of Property, Plant & Equipment             14         --
Investment in Unconsolidated Joint Ventures & Affiliates      490         --
Purchase of Marketable Securities                            (684)        --
                                                        --------------------

            Net Cash Used in Investing Activities            (481)    (3,598)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments of Debt Principal                                   --     (2,500)
Proceeds from Sale of Capital Stock                         3,026        718
                                                        --------------------

            Net Cash Provided by (Used in) Financing
              Activities                                    3,026     (1,782)

Effect of Exchange Rate Changes on Cash                       (43)       243
                                                        --------------------

Net Increase in Cash and Cash Equivalents                   7,567      3,498

Cash and Cash Equivalents at Beginning of Year             13,111     13,851
                                                        --------------------

Cash and Cash Equivalents at End of Quarter             $  20,678  $  17,349
                                                        ====================

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

C. At the end of the first quarter of 1996, the Company could borrow up to a maximum of $10.0 million under an unsecured revolving credit arrangement with Fleet National Bank. On April 30, 1996, the termination date of this agreement was extended from March 31, 1998 until March 31, 1999. In addition, the Company exercised its unilateral right to reduce the maximum borrowings permitted to $5.0 million. There have been no borrowings under this credit facility in 1996.

D. Interest paid during the first six months of 1996 and 1995 was $411,000 and $680,000, respectively.

E. Income taxes paid were $1,639,000 and $483,000 in the first six months of 1996 and 1995, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $35.4 million in the second quarter and $70.4 million for the first six months, both about the same as in the corresponding periods last year after adjustments for the divestiture made at the end of 1995 and for currency rate changes.

Although first-half 1996 sales were 11% above the adjusted level in the last half of 1995, sales did not increase from last year's comparable period, primarily because of slower growth in the computer market and lower sales of two product lines, power distribution components for cellular telephone base stations in Europe and ENDURr paper handling components. Both product lines are expected to show gains over last year in the second half.

Sales of Polymer Products in the second quarter and first half of 1996 were 5% and 2%, respectively, above the levels in the same periods in 1995. In these periods, worldwide sales of PORONr urethane foam materials were at record levels for both Rogers and Rogers INOAC Corporation (RIC), the Company's 50% owned joint venture with the INOAC Corporation in Japan. Sales of PORON urethane materials for industrial applications, computer disk drives, and compressible printing plate mounting products were particularly strong.

The Molding Materials Division also posted record sales for the quarter and for the first half. The Company is intensifying activities in foreign markets for the division's glass fiber-reinforced phenolic molding materials and, last month, approved a substantial increase in manufacturing capacity to come on line next year.

The above mentioned record sales were partially offset by decreased sales in the Elastomer Components Unit. Sales of floats have been affected by slowness in the automotive industry and inventory corrections are being made by a large customer of Endurr paper handling components.

Sales of Electronic Products for the second quarter and first six months decreased 7% and 2%, respectively, from the comparable 1995 periods, after adjusting for the year-end 1995 divestiture. Sales of European bus bars are at a lower level in 1996 due to inventory corrections by several customers and the weaker demand for power distribution components for cellular telephone base stations.

Demand continues to increase for Rogers commercial high frequency laminate materials for wireless communications applications. As expected, this growth is more significantly reflected in units than in dollars, as we develop more high volume applications and, in some cases, replace our own higher-priced materials. A significant number of new applications are in the prototype and early production stage for the Company's RO4000 materials which offer high frequency performance, along with the ease of fabrication of conventional

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


printed circuit board materials. In June, the Company introduced the second product in the RO4000 materials family, RO4350 laminate, a flame retardant grade.

Sales of flexible circuit materials were up in the second quarter and first half despite a decline in sales to parts of the disk drive market, and long-term trends remain quite favorable. Installation of the new flexible laminate production line has been completed as scheduled, and the line will become operational in the third quarter.

Before-tax profits of $4.6 million for the second quarter and $8.9 million for the first half were the highest in Rogers history, up about 3% over last year's record results in the comparable periods. Net income of $3.5 million for the quarter, and $6.8 million for the half, was down slightly from last year in both periods because of the higher tax rate of 23% in 1996, compared to 17% in 1995.

Based on a slightly lower number of shares, earnings per share for the second quarter of 1996 were $0.47, the same as in the comparable quarter last year. For the first half of 1996, earnings per share were $0.91, compared to $0.92 in the initial six-month period a year ago.

Manufacturing profit as a percentage of sales in the first six months was 32% in both 1995 and 1996. Production cost improvements in certain domestic product lines and higher inventories offset a continuing decline in sales price per square foot of high frequency microwave materials resulting from the ongoing shift of microwave business to lower cost commercial applications.

Selling and administrative expenses for the first six months of 1996 as a percentage of sales were approximately the same as in the previous year.

Research and development expenses for the first half of 1996 were similar to 1995 expenses for the comparable period. Significant product and process development activities included the following: continued process and product development for RO4003 and RO4350 high frequency circuit materials; process improvement effort to enhance performance of RO3003 and RO3010 fluoropolymer laminates; process and formulation support to expand the number of Poron formulations which are both low outgassing and flame retardant; and improved compounding processes that result in higher strength phenolic materials.

Durel Corporation, the Company's 50% owned joint venture with 3M, achieved record sales for its electroluminescent lamps and inverters in the second quarter. The strong sales and continuing improvements in manufacturing effectiveness led to a solid profit performance despite the ongoing high costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net interest income was recognized for the first half of 1996 compared to net interest expense in the corresponding 1995 period. This increase in earnings was due to lower borrowings. Total debt outstanding at June 30, 1996, was $4.8 million compared with $7.9 million at July 2, 1995.

As of April 30, 1996, the Company can borrow up to a maximum of $5.0 million under an unsecured revolving credit agreement with Fleet National Bank. Amounts borrowed under this arrangement are to be paid in full by March 31, 1999. The one-year extension of the loan agreement and the reduction in the level of maximum borrowings was requested by the Company. There have been no borrowings under this credit facility in 1996.

Other income less other charges was $1.4 million for the first six months of 1996 compared with $1.1 million for the same period in 1995. The somewhat lower amount in 1995 resulted primarily from a penalty of $180,000 for the prepayment of debt which was included in 1995 charges.

Net cash provided by operating activities in the first half of 1996 totaled $5.1 million, compared with $8.6 million in the same 1995 period. The year-to-year decrease from 1995 to 1996 is primarily attributable to higher levels of inventories and accounts receivable.

Capital expenditures in the first six months of 1996 and 1995 totaled $2.9 million and $3.6 million, respectively. Management expects that spending for 1996, primarily for capacity expansions and new process equipment, will approximate $8.0 million. It is anticipated that these expenditures will be financed with internally generated funds.

In June, the Company issued 200,000 shares and received $2.7 million in cash through exercise of the Company's only outstanding stock purchase warrants. These warrants had been issued in 1989 in connection with a research and development arrangement.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by the Company's environmental engineers and consultants, the Company recorded a provision of approximately $0.9 million in 1994 for costs related to this matter. During 1995 and 1996, $0.5 million was charged against this provision. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

                       PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The  Registrant  held its Annual Meeting of  Stockholders
        on April 16, 1996. The following members were elected to the Company's Board of Directors to hold office in the ensuing year:
                 Nominee            In Favor     Withheld
        -------------------------------------------------

         Leonid V. Azaroff         6,696,393       2,272
         Leonard M. Baker          6,696,611       2,054
         Wallace Barnes            6,696,195       2,470
         Harry H. Birkenruth       6,695,435       3,230
         Mildred S. Dresselhaus    6,696,535       2,130
         Donald J. Harper          6,695,395       3,270
         Gregory B. Howey          6,696,613       2,052
         Leonard R. Jaskol         6,339,711     358,954
         William E. Mitchell       6,695,613       3,052


Item 5. Other Information

        On July 30, 1996, the Company announced that it had signed a Letter of Intent with a subsidiary of Dow Corning Corporation to purchase its Bisco Products business. This agreement is expected to lead to a final purchase agreement before the end of the year. This acquisition would initially add less than 10% to the Company's sales.

        Bisco Products, based in Elk Grove Village, Illinois,  is
        the leading manufacturer of silicone foam products. Bisco's silicone foams, which offer high temperature resistance and flame retardant properties, are used for gasketing, heat shielding, and cushioning, particularly in transportation, electric, and electronic applications.

        Bisco  has  been  owned by a subsidiary  of  Dow  Corning
        Corporation since 1991. The Company plans to continue Bisco Products' operations in Elk Grove Village as part of its High Performance Elastomers Division.

Item 6. Reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the six months ended June 30, 1996.




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


Dated:  August 5, 1996