Form 10-Q
period 1996-09-29
ROGERS CORP
filed 1996-11-08
CIK 84748

Total pages included - 12

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

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

                                             Yes      X      No

The number of shares outstanding of the Registrant's classes of common stock as of October 28, 1996:

              Capital Stock, $1 Par Value--7,387,457 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                            September 29, 1996

                                  INDEX

                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Nine Months Ended September
      29, 1996 and October 1, 1995                               3

   Consolidated Balance Sheets--
      September 29, 1996 and December 31, 1995                  4-5

   Consolidated Statements of Cash Flows--
      Nine Months Ended September 29, 1996 and
      October 1, 1995                                            6

   Supplementary Notes                                           7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                8-11

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                       12

                        PART I - FINANCIAL INFORMATION

                         ITEM I. FINANCIAL STATEMENTS

                      ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              (Dollars in Thousands Except for Per Share Amounts)

                                Three Months Ended:           Nine Months Ended:
                            -------------------------  -------------------------
                            September 29,  October 1,  September 29,  October 1,
                                 1996          1995         1996         1995
                            -------------  ----------  -------------  ----------
Net Sales                    $   33,972    $   32,943   $  104,334    $  106,782
  Cost of Sales                  23,461        23,049       71,023        73,212
  Selling and Administrative
    Expenses                      5,046         5,078       15,821        16,414
  Research and Development
    Expenses                      2,388         2,190        7,109         6,948
                             ----------    ----------   ----------    ----------

Total Costs and Expenses         30,895        30,317       93,953        96,574
                             ----------    ----------   ----------    ----------
Operating Income                  3,077         2,626       10,381        10,208

Other Income less Other
  Charges                           933           524        2,313         1,625
Interest Income, Net                134           112          311            31
                             ----------    ----------   ----------    ----------
Income Before Income Taxes        4,144         3,262       13,005        11,864

Income Taxes Expense:
  Federal and Foreign               698           311        2,486         1,523
  State                             125           125          375           375
                             ----------    ----------   ----------    ----------
Net Income                   $    3,321    $    2,826   $   10,144    $    9,966
                             ==========    ==========   ==========    ==========
Net Income Per Share:

  Primary                    $      .43    $      .36   $     1.34    $     1.28
                             ==========    ==========   ==========    ==========
  Fully Diluted              $      .43    $      .36   $     1.33    $     1.28
                             ==========    ==========   ==========    ==========
Shares Used in Computing:

  Primary                     7,711,231     7,787,089    7,588,439     7,783,223
                             ==========    ==========   ==========    ==========
  Fully Diluted               7,711,231     7,787,089    7,602,261     7,796,700
                             ==========    ==========   ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                    September 29, 1996  December 31, 1995
                                    ------------------  -----------------
Current Assets:

  Cash and Cash Equivalents               $ 25,016          $ 13,111

  Marketable Securities                        958             1,565

  Accounts Receivable, Net                  21,313            18,439

  Inventories:
    Raw Materials                            6,881             5,267
    In-Process and Finished                  8,082             7,336
    Less LIFO Reserve                       (1,791)           (1,791)
                                          --------          --------
      Total Inventories                     13,172            10,812

  Current Deferred Income Taxes              2,560             2,560

  Assets Held for Sale, Net of Valuation
    Reserves of $513 and $2,032 (Note B)     5,138             8,809

  Other Current Assets                         606               470
                                          --------          --------
      Total Current Assets                  68,763            55,766
                                          --------          --------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $58,327 and $53,669                       35,800            36,473

Investment in Unconsolidated Joint
  Venture                                    4,892             4,763

Intangible Pension Asset                     3,479             3,479

Other Assets                                 2,287             2,035
                                          --------          --------
      Total Assets                        $115,221          $102,516
                                          ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                      September 29, 1996  December 31, 1995
                                      ------------------  -----------------
Current Liabilities:

  Accounts Payable                         $  8,084           $  8,338
  Current Maturities of Long-Term Debt          600                600
  Accrued Employee Benefits and
    Compensation                              6,774              8,703
  Other Accrued Liabilities                   5,249              4,667
  Accrued Income Tax Payable                  2,131              1,084
  Taxes, Other than Federal and
    Foreign Income                              922              1,020
                                           --------           --------
      Total Current Liabilities              23,760             24,412
                                           --------           --------

Long-Term Debt, less Current Maturities       4,200              4,200

Noncurrent Deferred Income Taxes              1,603              1,632

Noncurrent Pension Liability                  3,223              3,223

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,192              5,942

Other Long-Term Liabilities                   3,321              3,009

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,378,710
    and 7,135,090                             7,379              7,135
  Additional Paid-In Capital                 29,166             26,286
  Unrealized Gain(Loss) on Marketable
    Securities                                  (16)                --
  Currency Translation Adjustment             2,117              2,545
  Retained Earnings                          34,276             24,132
                                           --------           --------
      Total Shareholders' Equity             72,922             60,098
                                           --------           --------
      Total Liabilities and
        Shareholders' Equity               $115,221           $102,516
                                           ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                     Nine Months Ended:
                                                ---------------------------
                                                September 29,   October 1,
                                                    1996           1995
                                                -------------   ----------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
    Net Income                                    $   10,144      $   9,966
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation and Amortization                  4,898          4,602
        Benefit for Deferred Income Taxes                 61            103
        Equity in Undistributed Income of
          Unconsolidated Joint Ventures, Net            (747)          (333)
        Loss on Disposition of Property, Plant
          and Equipment                                  113            217
        Noncurrent Pension and Postretirement
          Benefits                                     1,473          1,065
        Other, Net                                       (83)            28
        Changes in Operating Assets and
          Liabilities Excluding Effects of
          Disposition of Assets:
            Accounts Receivable                       (2,881)        (4,052)
            Inventories                               (2,452)        (1,628)
            Prepaid Expenses                            (161)           (97)
            Accounts Payable and Accrued
              Expenses                                (1,531)        (2,821)
                                                  ----------      ---------
            Net Cash Provided by Operating
              Activities                               8,834          7,050

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital Expenditures                                (4,499)        (5,373)
  Proceeds from Sale of Businesses                     2,529             --
  Proceeds from Sale of Property, Plant and
    Equipment                                            946              8
  Investment in Unconsolidated Joint Ventures
    and Affiliates                                       408             --
  Sales of Marketable Securities                         607             --
                                                  ----------      ---------
            Net Cash Used in Investing
              Activities                                  (9)        (5,365)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
  Repayments of Debt Principal                            --         (2,500)
  Proceeds from Sale of Capital Stock                  3,124            879
                                                  ----------      ---------
            Net Cash Provided by (Used in)
              Financing Activities                     3,124         (1,621)

Effect of Exchange Rate Changes on Cash                  (44)           211
                                                  ----------      ---------
Net Increase in Cash and Cash Equivalents             11,905            275

Cash and Cash Equivalents at Beginning of
  Year                                                13,111         13,851
                                                  ----------      ---------
Cash and Cash Equivalents at End of Quarter       $   25,016      $  14,126
                                                  ==========      =========


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

B. Net Assets Held for Sale consist of land and a building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division. The land and building in Mesa, Arizona, which were formerly included in Net Assets Held for Sale, were sold essentially at book value during the third quarter of 1996.

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

D. Interest paid during the first nine months of 1996 and 1995 was $500,000 and $800,000, respectively.

E. Income taxes paid were $1,819,000 and $1,168,000 in the first nine months of 1996 and 1995, respectively.

F. Certain reclassifications were made for 1995 to report results consistent with 1996 reporting practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third quarter sales of $34.0 million, when adjusted for a divestiture at the end of 1995 and for currency rate changes, increased 9% over last year's third quarter sales. Sales in the first nine months of 1996, after adjustments, were modestly ahead of the comparable period last year.

Due to somewhat softer market conditions, third quarter sales were below expectations for ENDUR(R) paper handling components in copier and laser printer applications, for flexible circuit materials used in personal computers, and for power distribution bus bars in Europe.

Sales of Polymer Products in the third quarter and first nine months of 1996 were 11% and 5%, respectively, above the comparable periods in 1995. Worldwide sales of PORON(R) urethane foam materials continued their 1996 record-setting pace at both Rogers and Rogers INOAC Corporation (RIC), the Company's 50% owned joint venture in Japan. Increased sales were primarily driven by strong demand in industrial and printing markets.

On July 30, 1996, the Company announced that it had signed a Letter of Intent to purchase Dow Corning Corporation's Bisco Products business based in Elk Grove Village, Illinois. Bisco Products is the leading manufacturer of silicone foam materials. These silicone foam products offer high temperature resistance and flame retardant properties for gasketing, heat shielding and cushioning, primarily in transportation, electrical, and electronic applications.

On November 7, 1996, the Company announced that it had reached definitive agreement with Dow Corning to purchase the Bisco Products business. Pending appropriate approvals, the Company expects that the transaction will close at the end of the year.

Sales of Electronic Products for the third quarter and first nine months increased 7% and 1%, respectively, from the comparable 1995 periods, after adjusting for the year-end 1995 divestiture. Sales of European power-distribution bus bars are at a lower level in 1996 due to weaker than anticipated demand in power electronics and cellular telephone base station applications.

Hutchinson Technology Incorporated, the world leader in suspension assemblies for hard disk drives (HDD's), has selected the Company's adhesiveless flexible circuit material for a new generation of assemblies for magneto-resistive drives. This material is manufactured in Japan for the Company by Mitsui Toatsu Chemicals, Inc., under a technology license and cooperation agreement.

The Company continues to invest heavily in bringing to market lower-cost high frequency materials for wireless communications applications. Management is encouraged by the strong reception these new microwave materials are receiving, especially the growing family of RO4000 laminates. To satisfy the demand and meet the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


price targets, new automated equipment is being installed, capacity is being expanded, and experienced people are being added to the organization to spur the growth of these products and solidify the Company's leadership position in microwave materials.

Compared to the same periods last year, before tax profits rose 27% in the quarter and 10% for the nine months. Net income and earnings per share, reflecting a higher income tax rate in 1996, were up 18% and 19% respectively for the quarter and were up slightly for the nine months. After-tax profits reflect a 16% tax rate in 1995 and a 22% tax rate in 1996. These rates result from the use in 1995 of the Company's domestic tax loss carryforwards and the recognition in 1995 and 1996 of a significant amount of domestic tax credit carryforwards.

Manufacturing profit as a percentage of sales in the first nine months of 1996 and 1995 was 32% and 31%, respectively. Production mix and production cost improvements in certain domestic product lines offset a continuing decline in sales price per square foot of high frequency microwave materials resulting from the ongoing shift of the microwave business to lower cost commercial applications.

Selling and administrative expenses for the first nine months of 1996 as a percentage of sales were approximately the same as in the previous year.

Research and development expenses for the first nine months of 1996 were about the same as in the comparable 1995 period. Significant product and process development activities included the following: continued process and product development for RO4003 and RO4350 high frequency circuit materials for commercial applications; process improvements to enhance performance of RO3003 and RO3010 fluoropolymer laminates also for commercial applications; process and formulation support to expand the number of Poron formulations which are both low outgassing and flame retardant; and improved compounding processes that result in higher strength phenolic materials.

Year-to-date sales at Durel Corporation, the Company's 50% owned electroluminescent lamp joint venture with 3M, are running almost 20% higher than in the comparable period in 1995. Sales records were set in the third quarter in each major market: automotive, watch and communication devices. These sales increases have led to improved profits at Durel despite the high ongoing costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology.

Net interest income for the first nine months of 1996 increased from the comparable 1995 period due mainly to lower borrowings and more interest income from the higher level of cash equivalents and marketable securities. Average debt outstanding during the first nine months was $4.8 million compared with $7.1 million for the corresponding 1995 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



As of April 30, 1996, the Company can borrow up to a maximum of $5.0 million under an unsecured revolving credit agreement with Fleet National Bank. Amounts borrowed under this arrangement are to be paid in full by March 31, 1999. The one-year extension of the loan agreement and the reduction in the level of maximum borrowings were requested by the Company. There have been no borrowings under this credit facility in 1996.

Other income less other charges was $2.3 million for the first nine months of 1996 compared with $1.6 million for the same period in 1995. The primary factor contributing to this increase was higher joint venture income.

Net cash provided by operating activities in the first nine months of 1996 totaled $8.8 million, compared with $7.1 million in the same 1995 period. The year-to-year increase from 1995 to 1996 is attributable mainly to increased net income and other working capital changes. In 1996 and 1995, the Company made $1.6 million and $3.6 million contributions, respectively, to its union pension plan.

Capital expenditures in the first nine months of 1996 and 1995 totaled $4.5 million and $5.4 million, respectively. Management expects that spending for 1996, primarily for capacity expansions and new process equipment, will approximate $7.0 million. It is anticipated that these expenditures will be financed with internally generated funds.

In June 1996, the Company issued 200,000 shares and received $2.7 million in cash from the exercise of the Company's only outstanding stock purchase warrants. These warrants had been issued in 1989 in connection with a research and development arrangement.

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

                       PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

   (b) There were no reports on Form 8-K filed for the nine months ended September 29, 1996.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROGERS CORPORATION
                                   (Registrant)



                                   By s/DONALD F. O'LEARY
                                   Donald F. O'Leary
                                   Authorized Officer
                                   Corporate Controller



Dated:  November 8, 1996