Form 10-K
period 1996-12-29
ROGERS CORP
filed 1997-03-26
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-K
(Mark One)

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996

                                    OR

[ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

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

       The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1997:

            Capital Stock, $1 Par Value--$199,397,752

       The number of shares outstanding of the Registrant's classes of capital stock as of February 1, 1997:

         Capital Stock, $1 Par Value--7,407,761 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 29, 1996 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1997 annual meeting of stockholders to be held May 1, 1997, are incorporated by reference into Part III.

                        TABLE OF CONTENTS


                             PART I

Item                                                         Page

 1. Business                                                   1

 2. Properties                                                 5

 3. Legal Proceedings                                          5

 4. Submission of Matters to a Vote of Security-Holders        6

    Executive Officers                                         6

                             PART II


 5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                   7

 6. Selected Financial Data                                    7

 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   7

 8. Financial Statements and Supplementary Data                7

 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                   7

                            PART III


10. Directors and Executive Officers of the Registrant         8

11. Executive Compensation                                     8

12. Security Ownership of Certain Beneficial Owners and
         Management                                            8

13. Certain Relationships and Related Transactions             8

                             PART IV


14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                              9

                           SIGNATURES

    Signatures                                                13

                             PART I

Item 1.  BUSINESS

                             GENERAL

Rogers Corporation, founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. Rogers has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now predominantly to a range of specialty polymer composite materials for communication, imaging, computer, transportation, and consumer applications.

During the 1980's, Rogers was involved in the manufacture of materials and components, primarily for the computer industry. However, most of Rogers profits during the 1980's, and growth in the 1960's and 1970's, were from Rogers core businesses in polymer composite materials.

New leadership in 1992 restructured the Company to focus on these materials based businesses -- circuit materials, high performance elastomers, and moldable composites. Rogers management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials based businesses. In so doing, Rogers takes advantage of its core competencies in polymers, fillers, and adhesion, and applies its related materials technologies to identified market needs. Materials based businesses were the core businesses responsible for Rogers strong growth in the 1960's and 1970's, and provided most of Rogers profits in the 1980's. During that time, the profits from the materials based businesses were often offset by substantial losses in Rogers former electronic components businesses, which are now divested.

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for elastomeric materials and related components, high frequency and flexible circuit materials, moldable composite materials, and the electroluminescent lamp joint venture with 3M.


      BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION


"Business Segment and Geographic Information" on pages 37-39 of the annual report to shareholders for the year ended December 29, 1996, is incorporated herein by reference.


                            PRODUCTS

Rogers Corporation manufactures and sells specialty polymer composite materials and components which it develops for growing markets and applications around the world. Rogers has two business segments: Polymer Products and Electronic Products.
Most products are based on Rogers technology in polymer composite materials.

Polymer Products include high performance elastomer materials, high performance elastomer components, and moldable composite materials. Rogers polymer products have high performance characteristics, allowing them to offer functional advantages in many market applications, and serving to differentiate Rogers products from other commonly available materials.

Trade names for Rogers Polymer Products include: PORON(R) urethane and silicone foams used for gaskets, seals, and pads in vehicles, communication devices, computers, and footwear and foot comfort products; R/bak(R) plate backing and mounting products for cushioning flexographic printing plates; NITROPHYL(R) floats for fuel level sensing in cars, trucks, and marine motors; ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, and facsimile machines; and, MPC(R) and RX(R) moldable composites for engine and transmission parts in vehicles, and for insulating parts in electric motors, appliances, and tools.

Polymer Products are sold to manufacturers in the imaging, communication, computer, transportation, and consumer products markets.

Rogers two joint ventures extend and complement Rogers worldwide businesses in polymer products. The Rogers INOAC Corporation
(RIC), a 50% owned joint venture with INOAC Corporation of Japan, manufactures high performance elastomer materials and components in Mie and Nagoya, Japan, and in Malaysia. The Durel Corporation, a 50% owned joint venture with Minnesota Mining and Manufacturing Company (3M), manufactures electroluminescent lamps in Chandler, Arizona.

Rogers acquired the Bisco Products silicone foam business, based in Elk Grove Village, Illinois, from a subsidiary of Dow Corning Corporation at the beginning of 1997. The high performance silicone foam products of this business have heat shielding and gasketing applications in transportation markets. These materials are now sold under the PORON(R) trademark.

Electronic Products include laminate materials for use in high frequency and microwave printed circuit boards, flexible printed circuit board laminates, and power distribution bus bars. Rogers laminate materials have special performance advantages that are specific to targeted market applications. In particular, the polymer based dielectric layers of Rogers laminates are proprietary materials which provide highly specialized electrical and mechanical properties. These attributes also serve to differentiate Rogers products from standard circuit board laminates that are more widely available.

Trade names for Rogers high frequency printed circuit board materials include RO3000(TM) and RO4000(R) commercial laminates, which are for circuitry in commercial wireless transmitters, receivers, pagers, and telephones. Trade names for other high frequency or microwave printed circuit board materials include DUROID(R), RT/duroid(R), and TMM(R) laminates, which are used for circuitry in high performance or military transmitters, receivers, radar, and guidance systems. Trade names for flexible circuit materials include FLEX-I-MID(R), a product marketed under a partnership agreement with Mitsui Toatsu Chemicals, Inc. (MTC) of Japan, and R/flex(R) circuit materials. These flexible materials are used to make dynamic interconnections for rigid disk drives, portable computers, and miniaturized electronic devices. Electronic
Products are sold principally to independent and captive printed circuit board manufacturers who convert Rogers laminates to custom printed circuits.

Power distribution bus bars are manufactured by Rogers N.V. in Europe under the trade name MEKTRON(R), and sold to manufacturers of communication equipment and high voltage electrical traction systems.


                             BACKLOG

Excluding joint venture activity, the backlog of firm orders for Polymer Products was $12,236,000 at December 29, 1996 and
$12,232,000 at December 31, 1995. The backlog of firm orders for Electronic Products was $13,942,000 at December 29, 1996 and
$11,873,000 at December 31,

1995. The increase in backlog for Electronic Products from 1995 to 1996 reflects the higher sales level of FLEX-I-MID circuit material used with magneto-resistive (MR) heads in hard disk drives. The amount of unfilled orders is reasonably stable throughout the year.


                          RAW MATERIALS

The manufacture of both Polymer and Electronic Products requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply which, if discontinued, could interrupt production. When this has occurred in the past, Rogers has purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.


                            EMPLOYEES

The Company employed an average of 463 people in the Polymer
Products operations and 391 people in the Electronic Products operations during 1996.


                           SEASONALITY

In the Company's opinion, neither the Polymer Products business nor the Electronics Products business is seasonal.


                      CUSTOMERS & MARKETING

Rogers products were sold to approximately 2,100 customers worldwide in 1996. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within both of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

Rogers markets its full range of products throughout the United States and in most foreign markets. Over 80% of the Company's sales are sold through Rogers own domestic and foreign sales force, with the balance sold through independent agents and distributors.


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

                     RESEARCH & DEVELOPMENT

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to both business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection. Although Rogers vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market position. Early in 1996, Rogers successfully settled an infringement suit it brought against a competitor in the field of high frequency circuit materials. The settlement established the validity of the patent which covers basic technology in that field, and the competitor is paying Rogers royalties on its sales of certain of its products. The Company also owns a number of registered and unregistered trademarks which it believes to be of importance.

During its fiscal year 1996, Rogers spent $9,184,000 on research and development activities, compared with $9,320,000 in 1995, and $9,230,000 in 1994. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $6,484,000, $6,820,000, and $6,730,000 in 1996,
1995, and 1994, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.


                    ENVIRONMENTAL REGULATION


During fiscal year 1996, the Company spent $800,000 on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 1997 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $700,000, $300,000 of which is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well-maintained, in good operating condition, and suitable for its current and anticipated business. Manufacturing capacity will be added to the facility located in Manchester, Connecticut, during 1997. Production capacity is being added to the Company's subsidiary in Gent, Belgium. Expansions of the Chandler, Arizona, and East Woodstock, Connecticut, processes and facilities will begin in 1997. Operating capacity can be increased by additional worker hours at these and at several of the Company's other locations. Also, adequate land is available for foreseeable future requirements at each of the Company's owned plants.

                              Floor Space
                             (Square Feet)   Type of Facility
Polymer Products
Manchester, Connecticut         166,000      Manufacturing
South Windham, Connecticut       88,000      Manufacturing
East Woodstock, Connecticut      85,000      Manufacturing
Elk Grove Village, Illinois*     93,000      Manufacturing

Electronic Products
Chandler, Arizona               103,000      Manufacturing/Warehouse
Chandler, Arizona**             142,000      Manufacturing Facility Held
                                               for Sale
Rogers, Connecticut             290,000      Manufacturing/Warehouse
Gent, Belgium                    85,000      Manufacturing
Tokyo, Japan***                   1,500      Sales Office
Wanchai, Hong Kong****            1,300      Sales Office

Corporate
Rogers, Connecticut             116,000      Corporate Headquarters/
                                             Research & Development

*    Current lease, effective January 1, 1997, expires September 30, 2001.
** The company is leasing this facility to the purchaser of the flexible interconnections business, which was sold in 1993.
***  Current lease expires September 1997.
**** Current lease expires April 1998.


Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in four cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

The Company is not involved in any other litigation which management believes will materially and adversely affect its financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE COMPANY

                                                         Served in
                                                       this capacity
     Name                          Title                   since      Age

Harry H. Birkenruth   Chairman of the Board of Directors    1997       65

Walter E. Boomer      President and Chief Executive
                      Officer                               1997       58

Aarno A. Hassell      Vice President, Market and Venture
                      Development                           1988       57

Bruce G. Kosa         Vice President, Technology            1994       57

John A. Richie        Vice President, Human Resources       1994       49

Robert D. Wachob      Vice President, Sales and Marketing   1990       49

Robert M. Soffer      Treasurer and Assistant Secretary     1987
                      Clerk                                 1992       49

Donald F. O'Leary     Corporate Controller                  1996       53


All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

Mr. Boomer was elected to the positions of President and Chief Executive Officer effective March 31, 1997. From February 1995 to October 1996 he was President of Babcock & Wilcox Power Generation Group and Executive Vice President of McDermott International, Inc., the parent corporation of Babcock & Wilcox; from August 1994 he was Senior Vice President and Chief Project Management Officer of McDermott International, Inc.; and from 1986 to 1994 he was a General of the U.S. Marine Corps.

Mr. Birkenruth, Mr. Hassell, Mr. Wachob, and Mr. Soffer have held executive office with the Company for the past five years as their principal occupation. Mr. Birkenruth was President and Chief Financial Officer from April 1992 until March 1997 and Executive Vice President until April 1992. Mr. Hassell was Vice President, Circuit Materials Group until August 1994.

Mr. Kosa was elected to the office of Vice President, Technology in October 1994 after serving as Technical Director since August 1992 and as Director of Product Development from December 1983. Mr. Richie was elected to the position of Vice President, Human Resources after serving as Director of Human Resources from July 1992 and Director of Compensation and Benefits from August 1991. Mr. Soffer was elected as Clerk in February 1992. Mr. O'Leary was elected as an executive officer in April 1996 after being promoted to Corporate Controller in April 1995 and after serving as Assistant Controller since 1982.

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 41, under the caption "Restriction on Payment of Dividends" in Note I on page 31, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 48 of the 1996 annual report to shareholders.

At March 6, 1997, there were 1,174 shareholders of record.


Item 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 19 of the 1996 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 42 through 49 of the 1996 annual report to shareholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages
20 through 40 and under the caption "Quarterly Results of Operations (Unaudited)" on page 41 of the 1996 annual report to shareholders.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 4 of the Registrant's definitive proxy statement dated March 31, 1997, for its 1997 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Executive Compensation" on pages 8 through 14 of the Registrant's definitive proxy statement, dated March 31, 1997, for its 1997 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 5 and "Beneficial Ownership of More than Five Percent of the Corporation's Stock" on page 6 of the Registrant's definitive proxy statement, dated March 31, 1997, for its 1997 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to certain relationships and related transactions included under the caption "Other Arrangements and Payments" on page 15 of the Registrant's definitive proxy statement, dated March 31, 1997, for its 1997 annual meeting of stockholders filed pursuant to
Section 14(a) of the Act.

                            PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


(a)(1) - The following consolidated financial statements of Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 29, 1996, are incorporated by reference in Item 8:

           Consolidated Balance Sheets--December 29, 1996 and
             December 31, 1995
           Consolidated Statements of Income and Retained Earnings--
             Fiscal Years Ended December 29, 1996, December 31, 1995, and January 1, 1995
           Consolidated Statements of Cash Flows--Fiscal Years Ended
               December 29, 1996, December 31, 1995, and January 1, 1995 Notes to Consolidated Financial Statements--December 29, 1996

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

   (3)   Exhibits (numbered in accordance with Item 601 of
         Regulation S-K):

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

      3i By-Laws of the Company as amended on March 28, 1991, September
         10, 1991, and June 22, 1995 were filed as Exhibit 3i to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended December 31, 1995 and are hereby incorporated by reference.

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

      4b 1997 Shareholder Rights Plan was filed on Form 8-A dated March
         24, 1997 and is hereby incorporated by reference.

     10a Rogers Corporation Incentive Stock Option Plan (1979, as amended
         July 9, 1987 and October 23, 1996).  The 1979 plan and the
         July 9, 1987 amendment were filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 3, 1988 and are hereby incorporated by reference. The 1996 amendment is filed herewith.

     10b Description of the Company's Life Insurance Program, was filed as Exhibit K to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended December 28, 1980 and is hereby incorporated by reference.

     10c Rogers Corporation Annual Incentive Compensation Plan (as restated and amended on December 18, 1996) is filed herewith.

     10d Rogers Corporation 1988 Stock Option Plan (as amended December
         17, 1988, September 14, 1989, and October 23, 1996).  The 1988
         plan and amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal year ended January 1, 1995 and are hereby incorporated by reference. The 1996 amendment is filed herewith.

     10e Rogers Corporation 1990 Stock Option Plan (as restated and amended on October 18, 1996), was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996, and is hereby incorporated by reference.

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

     10h Rogers Corporation 1994 Stock Compensation Plan (as restated and amended on December 6, 1996) is filed herewith.

     10i Rogers Corporation Voluntary Deferred Compensation Plan for
         Non-Employee Directors (1994, as amended December 26, 1995 and December 27, 1996). The 1994 plan and the December 26, 1995 amendment were filed as Exhibit 10i to the Registrant's Annual Report on Form 10-K (File no. 1-4347) for the fiscal years ended January 1, 1995 and December 31, 1995, respectively, and are hereby incorporated by reference. The December 27, 1996 amendment is filed herewith.

     10j Rogers Corporation Voluntary Deferred Compensation Plan for Key
         Employees (1993, as amended on October 18, 1994, December 22, 1994, December 21, 1995, December 22, 1995, and April 16, 1996).
         The 1993 plan and amendments, and the 1995 amendments were filed as Exhibit 10j to the Registrant's Annual Report on Form 10-K (File No. 1-4347) for the fiscal years ended January 1, 1995 and December 31, 1995, respectively, and are hereby incorporated by reference. The 1996 amendment is filed herewith.

     11 Statement Re: Computation of Per Share Earnings is filed herewith.

     13 Rogers Corporation 1996 Annual Report to Shareholders is filed herewith.

     21  Subsidiaries of the Registrant is filed herewith.

     23  Consent of Independent Auditors is filed herewith.

     27  Financial Data Schedule is filed herewith.


(b) No reports on Form 8-K were filed related to the three months ended December 29, 1996.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedule


             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in Thousands)                Additions                         Balance
                          Balance at  Charged to  Charged               at End
                          Beginning   Costs and   to Other  Other       of
Description               of Period   Expenses    Accounts  Deductions  Period
Year ended Dec. 29, 1996:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $ 2,032     $  --       $   --    $ 1,540*    $   492

Year ended Dec. 31, 1995:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $ 1,587     $  --       $  445    $    --     $ 2,032

Year ended Jan. 1, 1995:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale           $ 1,533     $  --       $   54    $    --     $ 1,587


* Allowance applicable to assets sold during 1996 at approximate book value.



                          UNDERTAKING

The undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-84992, 33-64314, 33-15119, 33-21121, 33-38219, 33-44087, 33-53353, and 333-14419, and
Form S-3 No. 33-53369:

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


March 26, 1997

Item 14(c) - Certain Exhibits




     EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS



                                               Year Ended
                                 ---------------------------------------
                                 December 29,  December 31,  January 1,
                                     1996         1995          1995
                                 ---------------------------------------
1.  Net income                   $13,949,000   $13,081,000   $10,134,000

2.  Weighted average number of
    shares outstanding during      7,283,625     7,103,428     6,767,242
    period

3.  Net effect of dilutive
    stock options - based on
    the treasury stock method
    using average market price       343,559       615,666       362,074

4.  Total weighted average
    number of shares and
    capital equivalent shares
    assumed outstanding            7,627,184     7,719,094     7,129,316

5.  Additional net shares,
    issuable when market value
    at year-end exceeds average
    market value during year          13,688        15,360       193,678

6.  Shares assumed outstanding
    for computation of fully
    diluted earnings per share     7,640,872     7,734,454     7,322,994


    Net income per capital
    share and capital share
    equivalent (1/4)             $      1.83   $      1.69   $      1.42

    Net income per capital
    share assuming full
    dilution (1/6)               $      1.83   $      1.69   $      1.38

             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT



                                   Percentage
                                   of Voting         Jurisdiction
                                   Securities       of Incorporation
     Company                         Owned          or Organization

    Rogers L-K Corp.                  100%          Delaware

    Rogers Japan Inc.                 100%          Delaware

    Rogers Southeast Asia, Inc.       100%          Delaware

    TL Properties, Inc.               100%          Arizona

    Rogers Foreign Sales Corporation  100%          U.S. Virgin Islands

    Rogers Export Sales Corporation   100%          Barbados

    Rogers N.V.                       100%          Belgium

    Rogers GmbH                       100%          Germany

    Rogers (U.K.) LTD.                100%          England

    Rogers S.A.                       100%          France

 *  Rogers INOAC Corporation           50%          Japan

 *  Durel Corporation                  50%          Delaware


* These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                           EXHIBIT 23

                CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Rogers Corporation of our report dated
February 3, 1997, included in the 1996 Annual Report to
Shareholders of Rogers Corporation.

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

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219,
33-64314, 33-44087, 33-53353, and 333-14419, and Form S-3 No.
33-53369) pertaining to various stock option and employee savings plans, and stock grants, of Rogers Corporation of our report dated February 3, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers
Corporation.

                                                  ERNST & YOUNG LLP


Providence, Rhode Island
March 20, 1997

Exhibit 10a - Rogers Corporation Incentive Stock Option Plan - October 23,
              1996 Amendment

                             AMENDMENT TO THE
           ROGERS CORPORATION 1979 INCENTIVE STOCK OPTION PLAN,
        AS AMENDED AND RESTATED EFFECTIVE AS OF FEBRUARY 10, 1987


A. The Rogers Corporation 1979 Incentive Stock Option Plan, as amended and restated effective as of February 10, 1987, (the "Plan") is hereby further amended as follows:

     1. Section 2 of the Plan is hereby amended by deleting the first sentence thereof in its entirety and substituting therefor the following:

          "The Board of Directors of the Corporation shall appoint a committee of two or more Directors to be known as the Compensation and Organization Committee (the `Committee') to administer and interpret this Plan; provided, however, that no Director shall be designated as or continue to be a member of the Committee unless he or she shall at the time of designation and service be a `non-employee director' within the meaning of Rule 16b-3(b)(3)(i) of the Securities Exchange Act of 1934, as amended."

B.   The effective date of this Amendment shall be October 17, 1996.

     Executed this 23rd day of October, 1996.



                                ROGERS CORPORATION



                                By  /s/ Robert M. Soffer

                                Name:   Robert M. Soffer
                                Title:  Treasurer

Exhibit 10c - Rogers Corporation Annual Incentive Compensation Plan - as
              restated and amended on December 18, 1996

                            ROGERS CORPORATION

                 1997 ANNUAL INCENTIVE COMPENSATION PLAN
                              (The "Plan")


Plan Year:     1.1  Fiscal year of Rogers Corporation

Participants:  2.1  Those managers and professionals who directly affect the profitability of the Company are eligible for nomination as Participants in this Plan. Participants for each Plan Year must be approved by the President. Sales Engineers, Regional Sales Managers, and any other employees who are eligible for commissions or similar incentive compensation plans are excluded from this Plan.

Target Award   3.1  Upon achievement of targeted financial goals,
Opportunity:        Participants will be eligible for a specified Target
                    Award. Target Awards by Participant group are as follows:


                                                  Target Award
                                                 As a Percent of
                    Position                         Salary
                    ____________________________________________

                    CEO                                     50%

                    Group Heads, Elected              20% - 40%
                      Corporate Officers

                    Division Heads, Equivalent        20% - 30%
                      Corporate Executives

                    Other Division and                 5% - 20%
                      Corporate Participants

Basic Award    4.1  Each Plan Year, a set percentage of the Participant's
Determinant:        Target award will be determined by Corporate
                    performance and another set percentage will be determined by Division/Group performance. In general, those Participants whose actions affect the entire Company will have a higher
                    Corporate performance weighting while those whose actions have a greater impact on an individual
                    Division/Group will have a higher Division/Group performance weighting.

               4.2  Performance weights by Participant group are as follows:

                                       Corporate     Division/Group
                    Position          Performance     Performance
                    _____________________________________________

                    Elected Corporate
                      Officers           100%(1)             0%

                    Other Corporate
                      Participants        50%               50%(2)

                    Group Heads/       40% - 70%         60% - 30%
                      Division Heads

                    Other Division
                      Participants        30%               70%


               4.3 The Corporate portion of a Participant's annual incentive award is based on after tax profit (as reflected in earnings per share). Performance goals will be established at the beginning of each Plan Year and expressed in an award schedule that prescribes the percentage of Corporate Target Award paid out at each level of performance achievement.

               4.4 The Divisional (or, where applicable, Group) portion of a Participant's annual incentive award is based on controllable cash profit of the Division or, where applicable, Group. Performance goals will be established at the beginning of each Plan Year and expressed in an award schedule that prescribes the percentage of the Division/Group Target Award paid out at each level of performance achievement.

--------------------
(1)  Exceptions may be made by the President.

(2) The 50% Division/Group Performance portion for each Corporate Report will be determined by multiplying 50% of his or her Target Award by the ratio obtained by dividing all controllable cash profit related to Divisional Performance by the total controllable cash profit if every Division had achieved their plan for the year.

               4.5 Calculations of the actual percentage of Corporate and Division Target Awards will be made by interpolating between points on the Performance Measurement Schedule.

               4.6 Each Division will prepare an annual plan. After approval or revision by the President, the annual plan will indicate the Division's goals relative to its controllable cash profit.

               4.7 Soon after the end of the Plan Year, the President will evaluate how well each Division accomplished its objective(s). The President may alter the division bonus pool on the basis of that evaluation as he deems appropriate.

Personal       5.1  Managers are encouraged to develop a clear and well-
Performance:        communicated set of individual objectives and job
                    responsibilities for the purpose of determining this individual performance adjustment. These include but are not limited to:

                      Progress in on-going profit improvement.
                      Response to unforeseen occurrences.
                      Adherence to TQC principles.

               5.2 Managers may recommend to the President that Participant's awards in their respective Divisions or Corporate Departments be modified to reflect individual performance differences.

               5.3 The President has the right to modify or eliminate the total annual incentive award for any Participant to reflect individual performance differences.

Presidential   6.1  A special award pool will be established by assigning to
Performance         it an additional amount equal to 3% of the amount
Award:              generated for Participants.  This pool may be used at
                    the discretion of the President for special individual awards to employees, whether Participants or not, who have achieved extraordinary performance during the Plan
                    Year.

Award          7.1  The annual bonus award for any Participant will be
Limitation:         limited to 200% of the Target Award.

               7.2 Except as noted below, the maximum incentive bonus pool including the Presidential Performance Award and payments made to non-Participants under this Plan will be limited to 13% of profit. Such profit is calculated before deductions for taxes and bonuses. If the calculation of awards indicates that these limits will be exceeded, awards will be reduced proportionally to conform to the limit.

               7.3 If any Division would have received 100% or more of the Division portion of their Target Awards and the above 13% limit causes a reduction in earned awards, the following shall apply.

                    7.3.1 The reductions of those Divisions' portions of the Target Awards will be restored and Corporate Reports' awards increased accordingly. (This does not apply to the elected Corporate officers.)

                    7.3.2 The total of such restored and increased amounts shall not exceed $250,000. If necessary, reductions will be made proportionally.

Input of       8.1  In comparing actual performance against the performance
Extraordinary       goals, management may exclude from such comparison any
and Non-recurring   extraordinary or nonrecurring gains, losses, charges, or
Items:              credits which appear on the Company's books and records
                    as it deems appropriate.

               8.2 An extraordinary or nonrecurring item may include, without limiting the generality of the foregoing, an item in the Company's financial statements reflecting a change in an accounting rule or methodology, tax law, or actuarial assumption, not taken into consideration in the establishment of performance goals. This type of adjustment must be approved by the Compensation and Organization Committee of the Board of Directors.

Less Than      9.1  An individual who is made a Participant in the Plan
Full-Year Plan      after the beginning of the Plan Year, but before
Participation:      October 1st of that year, may receive a pro-rated award
                    based on the number of full weeks of eligibility during the Plan Year.

               9.2 If a Participant's employment is terminated during a Plan Year because of death, disability, or normal retirement, a tentative award will be determined based on performance as of the end of the Plan Year. The final award will be prorated by multiplying the tentative award by the number of full weeks of employment divided by fifty-two.

               9.3 If a Participant's employment is terminated involuntarily, not for cause, the Participant may be paid a prorated bonus.

Form and      10.1  All awards will be paid in cash, less withholding
Timing              requirements, as soon as possible following the end of
Of Payment:         the Plan Year.  However, the President may request
                    authorization from the Compensation and Organization
                    Committee of the Board of Directors to pay a portion of the estimated Plan Year's awards before the end of the Plan Year.

Bonus         11.1  For each Division or Corporate Department that earns an
Opportunity         award under this Plan, a pool will be created for
Non-Participants:   distribution to non-Participants in that Division or
                    Corporate Department only. Such pool will be equal to 3.0% of the aggregate, annual salaries of the non-
                    Participants, exempt from the payment of overtime and who are not paid overtime by Company policy or practice, in that Division or Corporate Department at the end of the Plan Year. Such pool will be adjusted up or down proportionally to the award earned divided by the Target
                    Award in that Division or Corporate Department.  The
                    Division Manager and Group Head or the Corporate
                    Department Vice-President will determine the recipients and amounts of such bonuses subject to the approval of the President. These bonuses are intended for non-
                    Participants who have made significant contributions to the success of the Division or Corporate Department during the Plan Year; this bonus pool is not intended for distribution to all non-Participants in the unit. Any undistributed funds from this pool will be returned to the Company and may not be distributed to other units.


Approved by the Compensation and Organization Committee of the Board of Directors


December 18, 1996.

Exhibit 10d - Rogers Corporation 1988 Stock Option Plan - October 23,
              1996 Amendment

                             AMENDMENT TO THE
                 ROGERS CORPORATION 1988 STOCK OPTION PLAN,
                      AS RESTATED SEPTEMBER 14, 1989


A. The Rogers Corporation 1988 Stock Option Plan, as restated September 14, 1989, (the "Plan") is hereby further amended as follows:

     1.   Section 2.1 of the Plan is hereby amended by deleting subsection
          (d) in its entirety and substituting therefor the following:

          "(d) `Committee' means the Compensation and Organization Committee of the Board so long as it is composed of two or more Directors, all of whom are `non-employee directors' within the meaning of Rule 16b-3(b)(3)(i) under the Securities Exchange Act of 1934, as amended (the `Act'); if said Compensation and Organization Committee at any time fails to be so composed, `Committee' shall mean a Committee appointed by the Board that is so composed."

     2. Section 7.13 of the Plan is hereby amended by deleting the first sentence thereof in its entirety and substituting therefor the following:

          "Subject to the approval of the Committee, an Optionee may transfer a nonstatutory Option granted under the Plan to a family member, trust, or charitable organization to the extent permitted by applicable law, provided that the transferee agree in writing with the Company to be bound by all the terms of such nonstatutory Option and the terms of the Plan."

     3. Section 11.1 of the Plan is hereby amended by deleting the fourth sentence thereof in its entirety and substituting therefor the following:

          "The Optionee's election to have shares withheld for this purpose will be subject to the consent or disapproval of the Committee."

B.   The effective date of this Amendment shall be October 17, 1996.

     Executed this 23rd day of October, 1996.


                                ROGERS CORPORATION


                                By  /s/ Robert M. Soffer

                                Name:   Robert M. Soffer
                                Title:  Treasurer

Exhibit 10h - Rogers Corporation 1994 Stock Compensation Plan - as restated
              and amended on December 6, 1996


                        ROGERS CORPORATION
                    1994 STOCK COMPENSATION PLAN
                    AS RESTATED OCTOBER 17, 1996


SECTION 1.  General Purpose of the Plan; Definitions.

     The name of the plan is the Rogers Corporation 1994 Stock Compensation Plan (the "Plan"). The purpose of the Plan is to advance the interests of Rogers Corporation (the "Company"), its Subsidiaries and its stockholders by providing key employees and Non-Employee Directors with an incentive to achieve superior Company performance, by encouraging them to take an equity interest in the success of the Company through Stock ownership, and by enabling the Company to attract and retain the services of key employees and Non-Employee Directors upon whose judgment, interest, and special effort the successful conduct and profitability of its operations are largely dependent.

     The following terms shall be defined as set forth below:

          "Act" means the Securities Exchange Act of 1934, as amended.

          "Award" or "Awards," except where referring to a particular category of grant under the Plan, shall include Incentive Stock Options, Non-Qualified Stock Options, and Non-Employee Director Stock Awards.

          "Award Agreement" means the agreement (if any) executed and delivered to the Company by the recipient of an Award.

          "Board" means the Board of Directors of the Company.

          "Change of Control" is defined in Section 11.

          "Code" means the Internal Revenue Code of 1986, as amended, and any successor code, and related rules, regulations and interpretations.

          "Committee" means the Compensation and Organization Committee of the Board so long as it is composed of two or more Non-Employee Directors that are "outside directors" within the meaning of Section 162(m) of the Code and "non-employee directors" within the meaning of Rule 16b-3(b)(3)(i) of the Act; if said committee at any time fails to be so composed, "Committee" shall mean a committee appointed by the Board that is so composed.

          "Disability" means (1) for purposes of Incentive Stock Options, disability as set forth in Section 22(e)(3) of the Code and (2) for purposes of Non-Qualified Stock Options, any medically determinable physical or mental impairment which the

     Committee determines generally qualifies as a "disability" for purposes of the employee benefits for which such individual is eligible.

          "Effective Date" means January 1, 1994.

          "Fair Market Value" as of any given date means the mean of the highest and lowest selling prices for Stock as quoted in the American Stock Exchange Composite Transactions in The Wall Street Journal on the business day immediately preceding that particular date (or, if the Stock ceases to be traded on the American Stock Exchange, as determined based on such other method as is designated by the Committee).

          "Incentive Stock Option" means any Stock Option designated and qualified as an "incentive stock option" as defined in Section 422 of the Code.

          "Non-Employee Director" means a member of the Board who is not also an employee of the Company or any Subsidiary.

          "Non-Employee Director Stock Award" means any Award made pursuant to Section 6.

          "Non-Qualified Stock Option" means any Stock Option that is not an Incentive Stock Option.

          "Option" or "Stock Option" means any option to purchase shares of Stock granted pursuant to Section 5.

          "Retainer Payment Date" means the day in June and day in December of each calendar year which are designated by the Company as the dates upon which is payable one half of the annual retainer fee due to a Non-Employee Director with respect to such calendar year; provided, however, that with respect to any individual who ceases to be a Non-Employee Director, "Retainer Payment Date" shall also mean the date designated by the Company on which is payable to such individual the proportionate share of the retainer fee due to such individual for his or her services as a Non-Employee Director since the later of the Effective Date or the last Retainer Payment Date.

          "Retirement" means termination of employment with the Company or its Subsidiaries (1) that, for any individual who is eligible to participate in the Rogers Corporation Defined Benefit Pension Plan, qualifies as retirement under such plan and (2) that, for any individual who is not eligible to participate in the Rogers Corporation Defined Benefit Pension Plan, the Committee determines generally qualifies as retirement for purposes of the employee benefits for which such individual is eligible.

          "Stock" means the Capital Stock, $1.00 par value, of the Company, subject to adjustments pursuant to Section 3.

          "Subsidiary" means any corporation or other entity (other than the Company) in any unbroken chain of corporations or other entities, beginning with the Company if each of the corporations or entities (other than the last corporation or entity in the unbroken chain) owns stock or other interests possessing 50% or more of the total combined voting power of all classes of stock or other interests in one of the other corporations or entities in the chain.


SECTION 2.  Administration of Plan; Committee Authority to Select
            Participants and Determine Awards, Etc.

     (a) Committee. The Plan shall be administered by the Committee. All determinations, interpretations, decisions and selections made by the Committee pursuant to this Plan shall be made by vote of a majority of the Committee present at a meeting at which a majority of members is present or by the unanimous written consent of the members of the Committee. Determinations, interpretations, or other actions made or taken by the Committee shall be pursuant to and in accordance with the provisions of the Plan, shall be made or taken in the Committee's sole discretion and shall be final, binding and conclusive for all purposes and upon all persons whomsoever.

     (b) Powers of Committee. The Committee shall have the power and authority to grant Awards and to administer the Plan, consistent with the terms of the Plan, including the power and authority:

          (i) to select the officers and other key employees of the Company or its Subsidiaries to whom Awards may from time to time be granted;

          (ii) to determine the time or times of grant, and the extent, if any, of Incentive Stock Options or Non-Qualified Stock Options or any combination of the foregoing, granted to such participants;

          (iii) to determine the number of shares to be covered by any Award;

          (iv) to determine and modify the terms and conditions, including restrictions, not inconsistent with the terms of the Plan, of any Award, which terms and conditions may differ among individual Awards and participants, and to approve the form of Award Agreements; provided, however, that no such action may be taken with respect to outstanding Award Agreements without the consent of the optionee;

          (v) to determine and/or accelerate the exercisability or vesting of all or any portion of any Option;

          (vi) subject to the provisions of Section 5(a)(ii), to extend the period during which Options may be exercised;

          (vii) to adopt, alter and repeal such rules, guidelines and practices for administration of the Plan and for its own acts and proceedings as it shall deem advisable; to interpret the terms and provisions of the Plan and any Award (including related Award Agreements and any other related written instruments); to make all determinations it deems advisable for the administration of the Plan; to decide all disputes arising in connection with the Plan; and to otherwise supervise the administration of the Plan.

     All decisions and interpretations of the Committee shall be binding on all persons, including the Company and Plan participants.


SECTION 3.  Shares Issuable under the Plan; Mergers; Substitution.

     (a) Stock Issuable. The maximum number of shares of Stock reserved and available for issuance under the Plan shall be 500,000 shares. For purposes of this limitation, the shares of Stock underlying any Awards which are forfeited, cancelled, reacquired by the Company, satisfied without the issuance of Stock or otherwise terminated (other than by exercise) shall be added back to the shares of Stock available for issuance under the Plan. Subject to such overall limitation, shares may be issued up to such maximum number pursuant to any type or types of Award; provided, however, that no Awards for more than 100,000 shares may be granted to any one individual during any twelve-month period, subject to adjustment pursuant to Section 3(b) below. Shares issued under the Plan may be authorized but unissued shares or shares reacquired by the Company.

     (b) Stock Dividends, Mergers, etc. In the event of a stock dividend, stock split or similar change in capitalization affecting the Stock, the Committee shall make appropriate adjustments in (i) the number and kind of shares of Stock or securities on which Awards may thereafter be granted,
(ii) the number and kind of shares remaining subject to outstanding Awards, and (iii) the option or purchase price in respect of such shares. In the event of any merger, consolidation, dissolution or liquidation of the Company, the Committee in its sole discretion may, as to any outstanding Awards, make such substitution or adjustment in the aggregate number of shares reserved for issuance under the Plan and in the number and purchase price (if any) of shares subject to such Awards as it may determine and as may be permitted by the terms of such transaction, or accelerate, amend or terminate such Awards upon such terms and conditions as it shall provide (which, in the case of the termination of the vested portion of any Award, shall require payment or other consideration which the Committee deems equitable in the circumstances) subject, however to the provisions of
Section 11.

     (c) Substitute Awards. The Company may grant Awards under the Plan in substitution for stock and stock based awards held by employees of another corporation who concurrently become employees of the Company or a Subsidiary as the result of a merger or consolidation of the employing corporation with the Company or a Subsidiary or the acquisition by the Company or a Subsidiary of property or stock of the employing corporation.

The Committee may direct that the substitute awards be granted on such terms and conditions as the Committee considers appropriate in the circumstances.


SECTION 4.  Eligibility.

     Participants in the Plan will be those officers and other key employees of the Company or its Subsidiaries who are responsible for or contribute to the management, growth or profitability of the Company and its Subsidiaries and who are selected from time to time by the Committee, in its sole discretion. Non-Employee Directors are also eligible to participate in the Plan but only to the extent provided in Sections 5(b) and 6 below.


SECTION 5.  Stock Options.

     Any Stock Option granted under the Plan shall be in such form as the Committee may from time to time approve.

     Stock Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options. Incentive Stock Options may be granted only to employees of the Company or any Subsidiary. To the extent that any option does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option. All Stock Options granted to Non-Employee Directors shall be Non-Qualified Options.

     No Incentive Stock Option shall be granted under the Plan following the 10th anniversary of the Effective Date.

     (a) Stock Options Granted to Employees. The Committee in its sole discretion may grant Stock Options to officers and other key employees of the Company or any Subsidiary. Stock Options granted to such employees pursuant to this Section 5(a) shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the Plan, as the Committee shall deem desirable:

          (i) Option Price. The option price per share of Stock purchasable under a Stock Option shall be determined by the Committee at the time of grant but shall be, in the case of Incentive Stock Options, not less than 100% of Fair Market Value as of the date of grant, and in the case of Non-Qualified Stock Options, not less than 85% of Fair Market Value as of the date of grant. If an employee owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Subsidiary or parent corporation and an Incentive Stock Option is granted to such employee, the option price shall be not less than 110% of Fair Market Value as of the date of grant.

          (ii) Option Term. The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten years after the date the option is granted. If an employee owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Subsidiary or parent corporation and an Incentive Stock Option is granted to such employee, the term of such option shall be no more than five years from the date of grant.

          (iii) Exercisability; Rights of a Shareholder. Stock Options shall become vested and exercisable at such time or times, whether or not in installments, as shall be determined by the Committee. The Committee may at any time accelerate the exercisability of all or any portion of any Stock Option. An optionee shall have the rights of a shareholder only as to shares acquired upon the exercise of a Stock Option and not as to any shares of Stock covered by unexercised Stock Options. Except as provided in Section 3(b), no adjustment shall be made for dividends or other rights, the record date for which is prior to the date of issuance of a Stock certificate which evidences the shares acquired by an optionee.

          (iv) Method of Exercise. Stock Options may be exercised in whole or in part, by giving written notice of exercise to the Company, specifying the number of shares to be purchased. Payment of the purchase price may be made by one or more of the following methods:

               (1) In cash, by certified or bank check or other instrument acceptable to the Company;

               (2) In the form of shares of Stock that the optionee has beneficially owned for more than six months and that are not then subject to restrictions under any Company plan. Such surrendered shares shall be valued at Fair Market Value on the exercise date; or

               (3) Delivery by a broker of cash, a certified or bank check or other instrument payable and acceptable to the Company to pay the option purchase price; provided that in the event the optionee chooses to pay the option purchase price as so provided, the optionee and the broker shall comply with such procedures and enter into such agreements of indemnity and other agreements as the Company shall prescribe as a condition of such payment procedure.

     Payment instruments will be received subject to collection. The delivery of certificates representing shares of Stock to be purchased pursuant to the exercise of a Stock Option will be contingent upon receipt from the optionee (or a purchaser acting in his or her stead in accordance with the provisions of the applicable Award Agreement) by the Company of the full purchase price for such shares and the fulfillment of any other requirements contained in the Award Agreement or applicable provisions of laws.

          (v) Non-transferability of Options. Subject to the approval of the Committee, an optionee may transfer a Non-Qualified Stock Option to a family member, trust, or charitable organization to the extent permitted by applicable law, provided that the transferee agrees in writing with the Company to be bound by all of the terms and conditions of such Option and this Plan. Except as permitted in the preceding sentence, no Stock Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution and all Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee.

          (vi) Annual Limit on Incentive Stock Options. To the extent required for "incentive stock option" treatment under Section 422 of the Code, the aggregate Fair Market Value (determined as of the time of grant) of the Stock with respect to which Incentive Stock Options granted under this Plan and any other plan of the Company or its Subsidiaries or any parent corporation become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. To the extent that any Stock Option exceeds this limit, it shall constitute a Non-Qualified Stock Option.

          (vii) Form of Settlement. Shares of Stock issued upon exercise of a Stock Option shall be free of all restrictions under the Plan except as otherwise provided in the Plan.

     (b)  Stock Options Granted to Non-Employee Directors.

          (i) Automatic Grant of Options. Each Non-Employee Director shall automatically be granted, as of each Retainer Payment Date, a Non-Qualified Stock Option to purchase a number of shares of Stock equal to $6,750 (or, with respect to any individual who has become or ceased to be a Non-Employee Director since the later of the Effective Date or the last Retainer Payment Date, an amount equal to a prorated portion of $6,750 as determined on an equitable basis by the Company (the "Partial Retainer")) divided by the Fair Market Value of the Stock as of the date the Option is to be granted, rounded up to the nearest whole share. The exercise price per share for the Stock covered by a Stock Option granted to a Non-Employee Director under this Section 5(b) shall be equal to the Fair Market Value of the Stock as of the date the Stock Option is granted.

          (ii) Exercise; Termination; Non-transferability. Except as provided in Section 11, each Option granted under this Section 5(b) may first be exercised in whole or in part by the Non-Employee Director to whom it is granted (or, in the case of the death of the Non-Employee Director, his or her designated beneficiary) on the date which is six months and one day after the date as of which it was granted and shall thereafter be exercisable by the Non-Employee Director (or, in the case of the death of the Non-Employee Director, his or her designated beneficiary) until the tenth anniversary of the date such Option is granted regardless of whether the Non-Employee Director continues to be a Director.
     Except as specifically provided for in this Section 5(b), Options granted under this Section 5(b) shall be subject to the same terms and conditions as are generally applicable to Non-Qualified Stock
     Options granted under the Plan, including, without limitation, the restrictions on transferability contained in Section 5(a)(v).

          (iii) Limited to Non-Employee Directors. The provisions of this Section 5(b) shall apply only to Options granted or to be granted to Non-Employee Directors, and shall not be deemed to modify, limit or otherwise apply to any other provision of this Plan or to any Option issued under this Plan to a participant who is not a Non-Employee Director of the Company. To the extent inconsistent with the provisions of any other Section of this Plan, the provisions of this Section 5(b) shall govern the rights and obligations of the Company and Non-Employee Directors respecting Options granted or to be granted to Non-Employee Directors.


SECTION 6.  Non-Employee Director Stock Awards.

     (a) Stock Awards. Subject to Section 6(b) below, each Non-Employee Director shall be granted, as of each Retainer Payment Date, shares of Stock free of any restrictions (except as otherwise provided in the Plan) in lieu of all, or a portion, of the annual retainer fee due to such Non-Employee Director. The number of shares granted hereunder shall equal $6,750 (or, with respect to any individual who has become or ceased to be a Non-Employee Director since the later of the Effective Date or the last Retainer Payment Date, an amount equal to the Partial Retainer) divided by the Fair Market Value of the Stock as of the date of grant, rounded up to the nearest whole share. To the extent that the retainer fee to be paid to a Non-Employee Director as of any Retainer Payment Date exceeds $6,750 (or, with respect to any individual who has become or ceased to be a Non-Employee Director since the later of the Effective Date or the last Retainer Payment Date, an amount equal to the Partial Retainer), the Non-Employee Director may irrevocably elect to receive all or a portion of such excess amount in the form of an additional Non-Employee Director Stock Award hereunder. Such additional Non-Employee Director Stock Award shall be equal to the number of shares determined by dividing such excess amount by the Fair Market Value of the Stock as of the date of grant, rounded up to the nearest whole share.

     (b) Deferral of Awards. Each Non-Employee Director who is entitled to an Award under Section 6(a) above, will have the right to defer up to 100% of the annual retainer fee due to such Non-Employee Director including any portion thereof to be awarded in Stock pursuant to Section 6(a) above, in accordance with such rules and procedures as may from time to time be established by the Company for that purpose. Dividends, if any, which would have been paid on any Stock so deferred, but for such deferral, will be payable to the Non-Employee Director at the same time and in the same manner as the shares of Stock to which they relate.

SECTION 7.  Tax Withholding.

     (a) Payment by Participant. Each participant shall, no later than the date as of which the value of an Award or of any Stock or other amounts received thereunder first becomes includible in the gross income of the participant for Federal income tax purposes, pay to the Company, or make arrangements satisfactory to the Company regarding payment of, any Federal, state, or local taxes of any kind required by law to be withheld with respect to such income. The Company and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the participant.

     (b) Payment in Shares. Subject to the consent or disapproval of the Committee, a participant may elect to have such tax withholding obligation satisfied, in whole or in part, by (i) authorizing the Company to withhold from shares of Stock to be issued pursuant to any Award a number of shares with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due, or (ii) transferring to the Company shares of Stock owned by the participant with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due.


SECTION 8.  Transfer, Leave of Absence, Etc.

     For purposes of the Plan, the following events shall not be deemed a termination of employment:

     (a) a transfer to the employment of the Company from a Subsidiary or from the Company to a Subsidiary, or from one Subsidiary to another;

     (b) an approved leave of absence for military service or sickness, or for any other purpose approved by the Company or the Subsidiary, if the employee's right to re-employment is guaranteed either by a statute or by contract or under the policy pursuant to which the leave of absence was granted or if the Committee otherwise so provides in writing.


SECTION 9.  Amendments and Termination.

     The Board may at any time amend or discontinue the Plan and the Committee may at any time amend or cancel any outstanding Award (or provide substitute Awards at the same or reduced exercise or purchase price or with no exercise or purchase price, but such price, if any, must satisfy the requirements which would apply to the substitute or amended Award if it were then initially granted under this Plan) for the purpose of satisfying changes in law or for any other lawful purpose, but no such action shall adversely affect rights under any outstanding Award without the holder's written consent. However, no such amendment, unless approved by the stockholders of the Company, shall be effective if it would cause the Plan to fail to satisfy the incentive stock option requirements of the Code.

SECTION 10.  Status of Plan.

     With respect to the portion of any Award which has not been exercised and any payments in cash, Stock or other consideration not received by a participant, a participant shall have no rights greater than those of a general creditor of the Company unless the Committee shall otherwise expressly determine in connection with any Award or Awards. In its sole discretion, the Committee may authorize the creation of trusts or other arrangements to meet the Company's obligations to deliver Stock or make payments with respect to Awards hereunder, provided that the existence of such trusts or other arrangements is consistent with the provision of the foregoing sentence.


SECTION 11.  Change of Control.

     Upon the occurrence of a Change of Control as defined in this
Section 11:

     (a) Each Stock Option shall automatically become fully exercisable unless the Committee shall otherwise expressly provide at the time of grant.

     (b) "Change of Control" shall mean the occurrence of any one of the following events:

          (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Act) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Act) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities; or

          (ii) persons who, as of the Effective Date, constitute the Company's Board (the "Incumbent Board") cease for any reason, including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a Director of the Company subsequent to the Effective Date whose nomination or election was approved by at least a majority of the Directors then comprising the Incumbent Board shall, for purposes of this Plan, be considered a member of the Incumbent Board; or

          (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or other entity, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

          (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.


SECTION 12.  General Provisions.

     (a) No Distribution, Compliance with Legal Requirements. The Committee may require each person acquiring shares pursuant to an Award to represent to and agree with the Company in writing that such person is acquiring the shares without a view to distribution thereof for purposes of federal securities laws. No shares of Stock shall be issued pursuant to an Award until all applicable securities law and other legal and stock exchange requirements have been satisfied. The Committee may require the placing of such stop-orders and restrictive legends on certificates for Stock and Awards as it deems appropriate.

     (b) Other Compensation Arrangements; No Employment Rights. Nothing contained in this Plan shall prevent the Board from adopting other or additional compensation arrangements, subject to stockholder approval if such approval is required; and such arrangements may be either generally applicable or applicable only in specific cases.


SECTION 13.  Rights of Employees.

     Nothing in the Plan shall interfere with or limit in any way the right of the Company or Subsidiary to terminate any individual's employment at any time, nor confer upon any individual any right to continue in the service of the Company or any Subsidiary. No individual shall have a right to be granted a Stock Option pursuant to the terms of the Plan or, having received a Stock Option, to again be granted a Stock Option.


SECTION 14.  Governing Law.

     The Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts.

SECTION 15.  Effective Date of Plan.

     The Plan shall become effective upon approval by the holders of a majority of the shares of capital stock of the Company present or represented and entitled to vote at a meeting of stockholders. Subject to such approval by the stockholders, and to the requirement that no Stock may be issued hereunder prior to such approval, Awards may be granted hereunder by the Committee on and after adoption of the Plan by the Board.


     Executed this 6th day of December, 1996.


                              ROGERS CORPORATION




                              By  /s/ Robert M. Soffer

                              Name:   Robert M. Soffer
                              Title:  Treasurer


-  Approved by the Rogers Corporation Board of Directors on December 7, 1993

-  Approved by Rogers Corporation stockholders on April 28, 1994

- Amended and restated by the Rogers Corporation Board of Directors on October 17, 1996

Exhibit 10i - Rogers Corporation Voluntary Deferred Compensation Plan for
              Non-Employee Directors - December 27, 1996 Amendment


                    AMENDMENT NO. 2 TO ROGERS CORPORATION
                    VOLUNTARY DEFERRED COMPENSATION PLAN
                        FOR NON-EMPLOYEE DIRECTORS


Pursuant to the powers reserved to it in Section 10 of the Rogers
Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors (the "Plan"), Rogers Corporation (the "Company") hereby amends the Plan with the consent of the non-employee Directors of the Company's Board of Directors, effective as of December 18, 1996, as follows:

1.   Section 3 of the Plan is hereby amended to read as follows:

     "3. Deferral Elections. A Director's election to defer payments hereunder (a "Deferral Election") shall be in writing and shall be deemed to have been made upon receipt and acceptance by the Company. In order to be effective hereunder, a Deferral Election for any calendar year must be made not later than December 31 of the preceding calendar year and shall specify the time and method of payment pursuant to Sections 5(a) and 5(c) below applicable to the amount(s) deferred thereunder; provided, however, that a person who becomes a Director during a calendar year may make a Deferral Election for such calendar year at any time on or before the forty-fifth (45th) day after the date he or she becomes a Director. Notwithstanding the foregoing, any Deferral Election by a Director with respect to a Stock Fee must be (i) consented to in advance by the Compensation and Organization Committee of the Company's Board of Directors (which shall be a committee consisting of two or more "non-employee directors" within the meaning of Rule 16b-3(b)(3)(i) promulgated under the Securities Exchange Act of 1934, as amended (the "Act") or (ii) in accordance with such other rules and procedures as the Company deems necessary or appropriate to comply with the requirements of Section 16 of the Act. A Deferral Election made for a calendar year may not be revised after the last date on which it could have been made, except that any such Deferral Election may be revoked in its entirety by the Director at any time by filing a written notice of revocation with the Company, but only as to Cash Fees and Stock Fees which have not yet been earned and which are payable after receipt and acceptance by the Company of such revocation."

2.   Sections 5(e) and 5(f) of the Plan is hereby amended to read as follows:

     "(e) Notwithstanding any provision hereof to the contrary, if a Director believes he or she is suffering from a "hardship," an application may be made to the Company for an acceleration of payments from one or more sub-accounts within such Director's Deferred Compensation Account. "Hardship" for this purpose shall mean a need for financial assistance in meeting real emergencies which would cause substantial hardship to the Director or any member of the

Director's immediate family, and which are beyond the Director's control. If the Company determines, in its sole discretion, that the Director is suffering from "hardship," the Company may accelerate payment to the Director of such portion of such sub-account(s) within the Director's Deferred Compensation Account as the Company may determine is required to alleviate such hardship, and each such sub-account shall be charged with the amount paid therefrom as of the date of payment.

     (f) Notwithstanding any provision hereof to the contrary, but subject to the approval of the Company in its sole discretion, a Director may request payment of all or a portion of any sub-account within his or her Deferred Compensation Account in different amounts and/or over a different period or periods of time than that specified in the applicable Deferral Election. The director must communicate any such request to the Company at least 15 months prior to the initial date on which the amount credited to the sub-account to which such request relates would otherwise be paid or commence to be paid. The Company may approve such request in its sole discretion at any time which is at least 12 months and 15 days prior to such initial payment date. If any such request is so approved by the Company, the amount credited to the sub-account (or portion thereof) to which such request and approval related shall be paid at the times an in the amounts specified in such request."

3. Section 10(b)(i) of the Plan is hereby amended by deleting the first parenthetical in such Section and replacing it with the following:

     "(as such term is used in Sections 13(d) and 14(d)(2) of the Act)"


4. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

5. IN WITNESS WHEREOF, the Company has caused this Second Amendment to the Plan to be executed on this 27th day of December, 1996.

                              ROGERS CORPORATION



                              By  /s/ Robert M. Soffer

                              Name:   Robert M. Soffer
                              Title:  Treasurer

Exhibit 10j - Rogers Corporation Voluntary Deferred Compensation Plan for
              Key Employees - April 16, 1996

               AMENDMENT NO. 4 TO ROGERS CORPORATION
     VOLUNTARY DEFERRED COMPENSATION PLAN FOR KEY EMPLOYEES


Pursuant to the powers reserved to it in Section 10 of the Rogers Corporation Voluntary Deferred Compensation Plan For Key Employees (the "Plan"), the Pension Committee of the Board of Directors of Rogers Corporation (the "Committee") hereby amends the Plan, effective as of April 16, 1996, as follows:

1.   Section 2 of the Plan is hereby amended to read as follows:

     "2.  Right to Defer.

          (a) For each deferral election made prior to May 1, 1996, each Participant may elect to defer, for any calendar year, payment of (i) up to (A) 25% of such Participant's salary otherwise payable for services rendered in such year ("Salary") for elections made before December 20, 1994 and (B) 50% of such Participant's Salary for elections made on or after December 20, 1994, and/or (ii) from 50% to 100% of such Participant's bonus otherwise payable in such year ("Bonus"); provided, however, that a Participant's election to defer a portion of his or her Salary for any calendar year must be for a projected minimum deferral of at least (1) $10,000 for elections made before October 18, 1994 and (2) $8,000 for elections made after October 17, 1994, with respect to such year, determined based on the Participant's Salary at the time of such election. Notwithstanding the foregoing, for calendar year 1993, a Participant may elect to defer payment of up to 100% of such Participant's Salary otherwise payable for services rendered on or after November 1, 1993, subject however to the applicable minimum deferral requirement.

          (b) For each deferral election made on or after May 1, 1996, each Participant may elect to defer, for any calendar year, payment of up to 50% of such Participant's Salary; provided, however, that a Participant's election to defer a portion of his or her Salary for any calendar year must be for a projected minimum Salary deferral of at least

                                1 of 2

     $4,000 determined based on the Participant's Salary at the time of such election. For each deferral election made on or after May 1, 1996, each Participant may elect to defer, for any calendar year, payment of up to 100% of such Participant's Bonus; provided, however, that if a Participant's election to defer a portion of his or her Bonus for any calendar year does not result in a minimum Bonus deferral of at least $4,000 no portion of such Bonus shall be deferred."

2. Except as herein amended, the provisions of the Plan, as previously amended, shall remain in full force and effect.

3. IN WITNESS WHEREOF, the Committee has caused this Fourth Amendment to the Plan to be executed on this 17th day of April, 1996.


                              PENSION COMMITTEE



                              By  /s/ Robert M. Soffer

                              Name:   Robert M. Soffer
                              Title:  Secretary of the Committee and
                                      Treasurer of Rogers Corporation

                                2 of 2

SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Amounts)
----------
                          1996       1995        1994        1993       1992
                        --------   --------    --------    --------    --------
SALES AND INCOME
----------
Net Sales               $141,476   $140,293    $133,866    $123,168    $172,361
Cost Reduction Charges        --         --          --          --     (26,602)
Income (Loss) Before
  Income Taxes and
  Cumulative Effect of
  Accounting Change       17,657     15,390      10,712       6,716     (28,005)
Cumulative Effect of
  Change in Accounting
  for Postretirement
  Benefits                    --         --          --          --      (6,241)
Net Income (Loss)         13,949     13,081      10,134       6,670     (32,666)

PER SHARE DATA
----------
Income (Loss) Before
  Cumulative Effect of
  Accounting Change*        1.83       1.69        1.42        1.05       (4.27)
Cumulative Effect of
  Change in Accounting
  for Postretirement
  Benefits*                   --         --          --          --       (1.01)
Net Income (Loss)*          1.83       1.69        1.42        1.05       (5.28)
Book Value                 10.43       8.42        6.41        4.33        3.08


FINANCIAL POSITION (YEAR-END)
----------
Current Assets            62,725     55,766      47,720      36,842      56,028
Current Liabilities       24,637     24,412      23,016      23,683      33,532
Ratio of Current Assets
  to Current
  Liabilities           2.5 to 1   2.3 to 1    2.1 to 1    1.6 to 1    1.7 to 1
Cash, Cash Equivalents,
  and Marketable
  Securities              19,631     14,676      13,851       4,533       5,356
Working Capital           38,088     31,354      24,704      13,159      22,496
Property, Plant and
  Equipment - Net         36,614     36,473      34,061      36,807      35,504
Total Assets             119,227    102,516      89,443      81,837      97,746
Long-Term Debt less
  Current Maturities       3,600      4,200       6,675      14,190      24,197
Shareholders' Equity      77,212     60,098      45,125      27,891      19,083
Long-Term Debt as a
  Percentage of
  Shareholders' Equity        5%         7%         15%         51%        127%

OTHER DATA
----------
Depreciation and
  Amortization             5,781      5,738       6,680       6,691      10,928
Research and Development
  Expenses                 9,184      9,320       9,230       9,495      12,441
Capital Expenditures       6,326      8,853       4,648       8,582       9,061
Number of Employees
  (Average)                  854        928         977       1,104**     2,512
Net Sales per Employee       166        151         137         112          69
Number of Shares
  Outstanding at
  Year-End             7,405,961  7,135,090   7,045,270   6,444,922   6,201,298

----------
   * Based on weighted average number of shares and share equivalents outstanding for 1993-1996, and based on weighted average number of shares outstanding for 1992.
  ** Excludes employees of the divested flexible interconnections business.

CONSOLIDATED BALANCE SHEETS
----------

                                           December 29,  December 31,
(Dollars in Thousands)                        1996          1995
                                           -----------   -----------

ASSETS
----------
Current Assets:

Cash and Cash Equivalents                   $  18,675     $  13,111

Marketable Securities                             956         1,565

Accounts Receivable, Net                       21,108        18,439

Inventories:

  Raw Materials                                 6,183         5,267

  In-Process and Finished                       7,539         7,635

  Less LIFO Reserve                            (1,049)       (2,090)
                                            ---------     ---------

       Total Inventories                       12,673        10,812

Current Deferred Income Taxes                   2,807         2,560

Assets Held for Sale, Net of Valuation
  Reserves of $492 and $2,032 (Note B)          5,158         8,809

Other Current Assets (Note P)                   1,348           470
                                            ---------     ---------

       Total Current Assets                    62,725        55,766
                                            ---------     ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of $57,928
  and $53,669                                  36,614        36,473

Investment in Unconsolidated Joint Venture      4,975         4,763

Pension Asset                                   3,851         3,744

Acquisition Escrow (Note P)                     8,994            --

Other Assets                                    2,068         1,770
                                            ---------     ---------

       Total Assets                         $ 119,227     $ 102,516
                                            =========     =========

                                            December 29,  December 31,
(Dollars in Thousands)                         1996          1995
                                            ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------
Current Liabilities:

Accounts Payable                            $   9,726     $   8,338

Current Maturities of Long-Term Debt              600           600

Accrued Employee Benefits and Compensation      5,880         8,703

Accrued Income Taxes Payable                    3,345         1,084

Taxes, Other than Federal and Foreign Income    1,175         1,020

Other Accrued Liabilities                       3,911         4,667
                                            ---------     ---------
      Total Current Liabilities                24,637        24,412
                                            ---------     ---------
Long-Term Debt, less Current Maturities         3,600         4,200

Noncurrent Deferred Income Taxes                  419         1,632

Noncurrent Pension Liability                    3,615         3,223

Noncurrent Retiree Health Care and Life
  Insurance Benefits                            6,342         5,942

Other Long-Term Liabilities                     3,402         3,009

Shareholders' Equity:
  Capital Stock, $1 Par Value (Notes A & K):
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,405,961 and
    7,135,090                                   7,406         7,135

  Additional Paid-In Capital                   29,691        26,286

  Unrealized Loss on Marketable Securities         (2)           --

  Currency Translation Adjustment               2,035         2,544

  Retained Earnings                            38,082        24,133
                                            ---------     ---------
    Total Shareholders' Equity                 77,212        60,098
                                            ---------     ---------
    Total Liabilities and Shareholders'
      Equity                                $ 119,227     $ 102,516
                                            =========     =========


----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
----------

(Dollars in Thousands, Except Per Share
 Amounts)                                   1996        1995       1994
                                         ---------------------------------
Net Sales                                $ 141,476   $ 140,293   $ 133,866

  Cost of Sales                             97,279      96,457      93,650
  Selling and Administrative Expenses       21,285      21,501      20,705
  Research and Development Expenses          9,184       9,320       9,230
                                         ---------------------------------
Total Costs and Expenses                   127,748     127,278     123,585
                                         ---------------------------------
Operating Income                            13,728      13,015      10,281
  Other Income less Other Charges            3,415       2,440       1,579
  Interest Income (Expense), Net               514         (65)     (1,148)
                                         ---------------------------------
Income Before Income Taxes                  17,657      15,390      10,712

  Income Taxes                               3,708       2,309         578
                                         ---------------------------------
Net Income                                  13,949      13,081      10,134

  Retained Earnings at Beginning of
    Year                                    24,133      11,052         918
                                         ---------------------------------
Retained Earnings at End of Year         $  38,082   $  24,133   $  11,052
                                         =================================

Net Income Per Share (Notes A & K):
  Primary                                $    1.83   $    1.69   $    1.42
                                         ---------------------------------
Fully Diluted                            $    1.83   $    1.69   $    1.38
                                         ---------------------------------

Shares Used in Computing (Notes A & K):
  Primary                                7,627,184   7,719,094   7,129,316
                                         ---------------------------------
  Fully Diluted                          7,640,872   7,734,454   7,322,996
                                         =================================

----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
----------
                                                1996       1995       1994
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                        --------------------------------
----------
Net Income                                   $  13,949  $  13,081  $  10,134
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation and Amortization                5,781      5,738      6,680
    Benefit for Deferred Income Taxes           (1,439)      (768)      (160)
    Equity in Undistributed Income of
      Unconsolidated Joint Ventures, Net        (1,555)      (556)    (1,071)
    (Gain) Loss on Disposition of Assets           (10)       129       (344)
    Noncurrent Pension and Postretirement
      Benefits                                   1,482      1,455      2,107
    Other, Net                                     202      1,674       (562)
    Changes in Operating Assets and
      Liabilities Excluding Effects of
        Disposition of Assets:
          Accounts Receivable                   (2,173)    (1,881)    (1,258)
          Inventories                           (2,000)    (2,847)      (465)
          Prepaid Expenses                           3         (7)       260
          Accounts Payable and Accrued
            Expenses                                46     (4,148)    (1,424)
                                             --------------------------------
              Net Cash Provided by Operating
                Activities                      14,286     11,870     13,897

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
----------
Capital Expenditures                            (6,326)    (8,853)    (4,648)
Proceeds from Sale of Businesses                 2,567         --        909
Acquisition Escrow                              (9,690)        --         --
Proceeds from Sale of Property, Plant and
  Equipment                                        946         11      1,756
Proceeds from Sale of Marketable Securities        609         --         --
Purchase of Marketable Securities                   --     (1,565)        --
Investment in Unconsolidated Joint Ventures
  and Affiliates                                   490         --         --
                                             --------------------------------
              Net Cash Used in Investing
                Activities                     (11,404)   (10,407)    (1,983)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
----------
Repayments of Debt Principal                      (600)    (3,100)    (4,903)
Proceeds from Sale of Capital Stock              3,427        810      2,092
                                             --------------------------------
              Net Cash Provided By (Used in)
                Financing Activities             2,827     (2,290)    (2,811)

Effect of Exchange Rate Changes on Cash           (145)        87        215
                                             --------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                    5,564       (740)     9,318
Cash and Cash Equivalents at Beginning of
  Year                                          13,111     13,851      4,533
                                             --------------------------------
Cash and Cash Equivalents at End of Year     $  18,675  $  13,111  $  13,851
                                             ================================

---------
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------

NOTE A-ACCOUNTING POLICIES
----------

ORGANIZATION:
----------
Rogers Corporation manufactures specialty polymer composite materials and components which it markets around the world. In 1996 Rogers had two business segments which were about equal in size based on sales and assets. Polymer Products included high performance elastomer materials and components and moldable composite materials. Electronic Products included materials for high frequency printed circuit boards, materials for flexible printed circuit boards, and power distribution bus bars. Polymer Products were sold to manufacturers in the consumer, transportation, imaging, communication, and computer markets. Electronic Products were sold principally to printed circuit board fabricators and equipment manufacturers for components in computer, communication, transportation, and consumer market applications.

PRINCIPLES OF CONSOLIDATION:
----------
The consolidated financial statements include the accounts of Rogers Corporation and its wholly-owned subsidiaries (the Company), after elimination of significant intercompany accounts and transactions.

CASH EQUIVALENTS:
----------
Cash equivalents include commercial paper and U.S. Government and Federal Agency securities with an original maturity of three months or less. These investments are stated at cost, which approximates market value.

MARKETABLE SECURITIES:
----------
The Company's marketable securities are classified as available-for-sale and are reported at fair value (based on quoted market prices) on the Company's consolidated balance sheet. Marketable securities are comprised of commercial paper, U.S. treasury notes, and corporate bonds. Unrealized gains and losses on such securities are reflected, net of tax, in shareholders' equity.

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

INVENTORIES:
----------
Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 39% of total Company inventories at December 29, 1996 and 41% at December 31, 1995. The cost of the remaining portion of the inventories was determined principally on the basis of standard costs, which approximate actual first-in, first-out (FIFO) costs.

PROPERTY, PLANT AND EQUIPMENT:
----------
Property, plant and equipment is stated on the basis of cost, including capitalized interest. For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

                                Years
  Buildings                    30 to 45
  Building improvements        10 to 25
  Machinery and equipment       5 to 15
  Office equipment              3 to 10

OTHER ASSETS:
----------
Purchased patents, licensed technology and other intangibles included in other assets are capitalized and amortized on a straight-line basis over their estimated useful lives, generally ranging from 2 to 17 years.

PENSIONS:
----------
The Company has two noncontributory defined benefit plans covering substantially all U.S. employees. The plan covering salaried employees provides benefits based on salary, years of service, and age, while those plans covering hourly employees provide benefits of stated amounts for each year of credited service with adjustments depending on age. The Company's funding policy for all plans is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:
----------
The Company has not yet adopted Statement of Position 96-1, "Environmental
Remediation Liabilities," which is effective for fiscal year 1997.   This
Statement is not expected to have a material effect on the Company's financial statements.

RECLASSIFICATIONS:
----------
Certain reclassifications were made for 1994 and 1995 to report results consistent with 1996 reporting practice.



NOTE B-DIVESTITURES
----------

On December 31, 1995, the Company completed the sale of its Soladyne Division to Merix Corporation for $2.6 million which was received in January 1996. This sale did not include this division's trade accounts receivable which were retained by the Company. The proceeds from this divestiture modestly exceeded the carrying value of the assets plus the costs related to disposition.

At December 29, 1996, assets held for sale at estimated net realizable value were $5.2 million, consisting of the land and building being leased to the buyer of the Company's divested flexible interconnections business.



NOTE C-INVENTORIES
----------

Certain inventories, amounting to $4,994,000 at December 29, 1996, and $4,423,000 at December 31, 1995, are valued at the lower of cost, determined by the last-in, first-out method, or market.



NOTE D-PROPERTY, PLANT AND EQUIPMENT
----------

                                      December 29,       December 31,
(Dollars in Thousands)                    1996               1995
                                      -----------         -----------
Land                                   $   1,031          $   1,074
Buildings and improvements                31,430             30,630
Machinery and equipment                   52,234             45,355
Office equipment                           7,756              8,369
Installations in process                   2,091              4,714
                                      -----------         ----------
                                          94,542             90,142
Accumulated depreciation                 (57,928)           (53,669)
                                      -----------        -----------
                                      $   36,614         $   36,473
                                      ===========        ===========

Depreciation expense was $5,752,000 in 1996, $5,676,000 in 1995, and
$6,569,000 in 1994. Interest costs incurred during the years 1996, 1995, and 1994 were $765,000, $1,154,000, and $1,751,000, respectively, of which
$116,000 in 1996 and $45,000 in 1995 were capitalized as part of the cost of the new plant and equipment.

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


                        December 29,   December 31,
(Dollars in Thousands)      1996           1995
                         ----------     ----------
Current Assets           $  20,105      $  20,631
Noncurrent Assets           14,385         16,035
Current Liabilities          8,437         10,907
Noncurrent Liabilities      13,359         14,736
Shareholders' Equity        12,694         11,023


                                        Year Ended
                         ---------------------------------------
                         December 29,   December 31,  January 1,
(Dollars in Thousands)      1996           1995          1995
                         ----------     ----------    ----------
Net Sales                $  64,850       $ 62,164      $ 53,770
Gross Profit                22,058         12,748        15,396
Net Income                   3,995            322         4,572


Note that in the tables above, Rogers INOAC Corporation is reported as of October 31 for the respective years. Also, 1995 amounts have been adjusted to reflect the Durel audit completed in April 1996, creating timing differences between the net income reported above and Rogers 50% share of income reported in its financial statements.

Sales to unconsolidated joint ventures amounted to $710,000 in 1996, $471,000 in 1995, and $858,000 in 1994.

At December 29, 1996, the Company had indirectly guaranteed 50% of a loan entered into by one of the unconsolidated joint ventures. The Company's proportionate share of the outstanding principal under this guarantee was $4,750,000 at December 29, 1996 and December 31, 1995. The Company believes that the unconsolidated joint venture will be able to meet its obligations under this financing arrangement and accordingly no payments will be required and no losses will be incurred under this guarantee.

Equity income from unconsolidated joint ventures is included in other income less other charges on the consolidated statements of income and retained earnings.

NOTE F-PENSIONS
-----------

The Company has two noncontributory defined benefit pension plans covering substantially all U.S. employees. The discount rate assumptions used to develop pension expense were 7.25% in 1996, 8.5% in 1995, and 7.5% in 1994. The expected long-term rates of investment return were assumed to be primarily 9.0% for the pension plan covering unionized hourly employees and 9.5% for the other pension plan in each year presented.

Net pension cost consisted of the following components:

(Dollars in Thousands)                             1996     1995     1994
                                                 -------- -------- --------
Service cost (benefits earned during the period) $  1,305 $  1,012 $  1,224
Interest cost on projected benefit obligation       3,374    3,008    2,976
Actual return on plan assets                       (6,512)  (7,461)    (319)
Net amortization and deferral                       2,601    4,224   (2,893)
                                                 -------- -------- --------
Net pension cost                                 $    768 $    783 $    988
                                                 ======== ======== ========

The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets:


(Dollars in Thousands)            Dec. 29, 1996          December 31, 1995
                                  -------------  -------------------------------
                                   Plans Whose   Plan Whose  Plan Whose
                                     Assets        Assets    Accumulated
                                     Exceed        Exceed     Benefits     Total
                                   Accumulated   Accumulated   Exceed      Both
                                     Benefits*    Benefits     Assets      Plans
                                   ------------  -------------------------------

Actuarial present value of benefit obligations:

  Vested benefit obligation          $ 40,942    $  28,163   $ 8,996   $ 37,159
                                  ============   ==============================
  Accumulated benefit obligation     $ 41,254    $  28,351   $ 9,025   $ 37,376
                                  ============   ==============================
  Projected benefit obligation      $ (50,184)   $ (37,843)  $(9,025)  $(46,868)
Plan assets at fair value              48,519       34,580     7,903     42,483
                                  ------------   -------------------------------
Projected benefit obligation in
  excess of plan assets                (1,665)      (3,263)   (1,122)   (4,385)
Unrecognized net (gain) loss            2,775        2,467     1,916     4,383
Unrecognized prior service cost         2,132          931     1,480     2,411
Unrecognized net (asset)
  obligation, net of amortization      (2,383)      (2,801)       83    (2,718)
Adjustment required to recognize
  minimum liability                        --           --    (3,479)   (3,479)
                                  ------------   -------------------------------
Net pension liability recognized
  in the consolidated balance
  sheets                           $      859    $  (2,666)  $(1,122)  $(3,788)
                                  ============   ===============================


The net pension liability is included in the following balance sheet accounts:

Noncurrent pension asset           $    3,851    $     --    $   265   $   265

Accrued employee benefits and
  compensation                            --           --     (1,387)   (1,387)

Noncurrent pension liability           (2,992)     (2,666)        --    (2,666)
                                  ------------   -------------------------------
Net pension liability              $      859    $ (2,666)   $(1,122)  $(3,788)
                                  ============   ===============================

* The impact of contributions made during 1996 and 1995 have brought the pension plan covering unionized hourly employees to a level in 1996 where plan assets exceed accumulated benefit obligations.

Also included in the noncurrent pension liability is an additional pension liability of $623,000 and $557,000 in 1996 and 1995, respectively.

The discount rate used in determining the present value of benefit obligations was 7.25% for both 1996 and 1995. The long-term annual rate of increase in compensation levels assumption was 5.0% in both years.

Plan assets consist of investments in equities and short- and long-term debt instruments managed by various investment managers.




NOTE G-POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
----------

In addition to the Company's noncontributory defined benefit pension plans, the Company sponsors three unfunded defined benefit health care and life insurance plans for retirees. The plan for full-time U.S. salaried employees provides medical benefits to employees who have a credited service period of ten years beginning on or after age 45. These benefits cease at age 70. These employees also receive life insurance benefits if they retire before 1998. The plan for U.S. unionized hourly employees provides medical and life insurance benefits to employees who have a credited service period of ten years on or after age 60. Medical benefits cease at age 65. The plan for nonunion U.S. hourly employees provides life insurance benefits to employees who retire before 1998 with a credited service period of five years on or after age 60. Only the union hourly plan is contributory.
All medical plans contain deductible and/or coinsurance cost-sharing features.

Net periodic postretirement benefit cost includes the following components:

(Dollars in Thousands)                       1996        1995        1994
                                          ----------  ----------- ----------

Service cost                              $    245    $     219   $      309
Interest cost                                  336          367          413
Amortization of unrecognized net gain          (89)        (129)         (32)
                                          ----------  ----------- ----------
Net periodic postretirement benefit cost  $    492    $     457    $     690
                                          ==========  =========== ==========

The discount rate assumption used to develop postretirement benefit expense was 7.25% in 1996, 8.5% in 1995, and 7.5% in 1994.

The actuarial and recorded liabilities for these three plans, none of which have been funded, were as follows:
                                                 December 29,   December 31,
(Dollars in Thousands)                              1996            1995
                                                 ----------     -----------
Accumulated postretirement benefit obligation:
    Retirees                                     $  (2,618)     $   (2,429)
    Fully eligible active plan participants         (1,035)           (768)
    Other active plan participants                  (1,222)         (1,102)
                                                 ----------     -----------
Accumulated postretirement benefit obligation       (4,875)         (4,299)
Unrecognized net gain                               (1,867)         (2,293)
                                                 ----------     -----------
Accrued postretirement benefit liability         $  (6,742)     $   (6,592)
                                                 ==========     ===========

The net periodic postretirement benefit liability of $6,742,000 in 1996 and $6,592,000 in 1995 consists of a noncurrent liability of $6,342,000 and $5,942,000, respectively, and a current postretirement benefit liability of $400,000 and $650,000, respectively, which is included in accrued employee benefits and compensation.

The annual assumed rate of increase in the per capita cost of covered health benefits is 6.5% for 1997 (7.5% and 10.0% assumed for 1996 and 1995, respectively), and is assumed to decrease by approximately one percentage point each year to 4.5% in 1999 and remain at that level thereafter. The health care cost trend rate assumption has the following effect on the amounts reported: increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation for health benefits as of the beginning of 1997 by approximately $321,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $54,000. Postretirement benefit costs and obligations are decreasing due to declining estimated health care cost trend rates.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for both 1996 and 1995.



NOTE H-EMPLOYEE SAVINGS AND INVESTMENT PLAN
----------

The Rogers Employee Savings and Investment Plan (RESIP) meets the requirements contained in Section 401(k) of the Internal Revenue Code. All regular U.S. employees with at least one month of service are eligible to participate. The plan is designed to encourage the Company's U.S. employees to save for retirement. Contributions to the plan as well as earnings thereon benefit from tax deferral. Participating employees generally may contribute up to 18% of their salaries and wages. An employee's elective pretax contribution for which a tax deferral is available is limited to the maximum allowed under the Internal Revenue Code. To further encourage employee savings, the Company matched employee contributions up to 4% of a participant's deferred eligible annual compensation subject to IRS limitations, at a rate of 50% in 1996, 40% in 1995, and 25% in 1994, for all participants other than those in collective bargaining units. One-half of the Company's contribution was invested in Company stock and the other half was invested at the employee's discretion. RESIP related expense amounted to $427,000 in 1996, $396,000 in 1995, and $276,000 in 1994, including Company matching contributions of $415,000, $349,000, and $191,000, respectively.



NOTE I-DEBT
----------

LONG-TERM DEBT:
----------

In 1988 the Company borrowed $6,000,000 at 10.6%. Principal repayments of $600,000 per year began in 1994 and are scheduled to continue until 2003. At December 29, 1996, $4,200,000 of this debt was still outstanding ($4,800,000 at December 31, 1995). In general, interest rates are lower today than they were in 1988 and this, in conjunction with the reduced number of years remaining on the loan, result in an estimated market value for this debt of approximately $4,600,000. Subject to certain loan agreement limitations, the Company has the right to prepay this loan in whole or in part, but the Company has not yet chosen to do so because of the prepayment penalty.

In April 1995 the Company entered into a $10 million unsecured revolving credit arrangement with Fleet Bank, N.A. (now Fleet National Bank). The Company has the unilateral right to terminate this agreement at any time and reduce the commitment. On April 30, 1996, the Company reduced the maximum borrowings permitted to $5 million and agreed with the bank to extend the agreement until March 31, 1999, at which time any borrowings will have to be repaid in full. There were no borrowings made pursuant to this revolving credit arrangement during 1996. Under the arrangement the ongoing commitment fee varies from 25 to 40 basis points of the unused portion of the credit line and the rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, a rate negotiated between the parties, or at a rate from 100 to 175 basis points over London Interbank Offered Rate (LIBOR). The spread over LIBOR and the level of commitment fees is based on a measure of the Company's financial strength.

The agreements contain restrictive covenants primarily related to working capital, leverage, and net worth. The Company is in compliance with these covenants.

MATURITIES:
----------
Required long-term debt principal repayments of $600,000 are due each year from 1997 to 2003.

INTEREST PAID:
----------
Interest paid during the years 1996, 1995, and 1994, was $935,000, $1,235,000, and $1,879,000, respectively.

RESTRICTION ON PAYMENT OF DIVIDENDS:
----------
Under the most restrictive covenant of the loan agreements, $18,515,000 of retained earnings was available at December 29, 1996, for cash dividends.



NOTE J-INCOME TAXES
----------

Consolidated income before income taxes consists of:

(Dollars in Thousands)      1996        1995         1994
                         ----------------------------------
Domestic                 $  17,114   $  13,342    $   9,660
Foreign                        543       2,048        1,052
                         ----------------------------------
                         $  17,657   $  15,390    $  10,712
                         ==================================

The income tax expense (benefit) in the consolidated statements of income consists of:


(Dollars in Thousands)     Current    Deferred      Total
                         -----------------------------------

1996:
  Federal                $   4,872    $  (1,481)   $   3,391
  Foreign                       53           42           95
  State                        222           --          222
                         -----------------------------------
                         $   5,147    $  (1,439)   $   3,708
                         ===================================

1995:
  Federal                $   1,824    $    (976)   $     848
  Foreign                      613          208          821
  State                        640           --          640
                         -----------------------------------
                         $   3,077    $    (768)   $   2,309
                         ===================================

1994:
  Federal                $     444    $    (207)   $     237
  Foreign                      234           47          281
  State                         60           --           60
                         -----------------------------------
                         $     738    $    (160)   $     578
                         ===================================


Deferred tax assets and liabilities as of December 29, 1996 and December 31, 1995, respectively, are comprised of the following:


(Dollars in Thousands)                           December 29,  December 31,
                                                     1996          1995
                                                  ----------    ----------
Deferred tax assets:
  Accruals not currently deductible for tax
    purposes:
      Accrued employee benefits and compensation  $   1,331     $   1,073
      Accrued postretirement benefits                 2,081         2,208
      Other accrued liabilities and reserves          1,254         1,602
  Tax loss carryforwards                                728           857
  Tax credit carryforwards                            1,577         3,471
  Investments in and advances to joint ventures       2,596         2,642
  Other                                                 131           364
                                                  ---------     ---------
Total deferred tax assets                             9,698        12,217
Less deferred tax asset valuation allowance           3,327         6,752
                                                  ---------     ---------
Net deferred tax assets                               6,371         5,465
Deferred tax liabilities:
  Depreciation and amortization                       3,983         4,537
                                                  ---------     ---------
Total deferred tax liabilities                        3,983         4,537
                                                  ---------     ---------
Net deferred tax assets                           $   2,388     $     928
                                                  =========     =========

Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax expense. The reasons for this difference are as follows:


(Dollars in Thousands)                        1996       1995        1994
                                           --------------------------------
Tax expense at statutory rate              $  6,180    $  5,386   $  3,749
U.S. tax on foreign earnings                    314         712         --
State income taxes, net of federal benefit      144         417         40
General business credits                       (375)         --         --
Net deferred tax benefits utilized in the
  current year:
    Tax loss carryforwards                       --        (500)    (2,936)
    Employee benefits and compensation          111        (918)      (448)
    Other accrued liabilities and reserves     (152)         74        546
    Other net temporary differences             (48)       (692)      (328)
    General business credit carryforwards        --        (829)        --
Net deferred tax benefits to be used in
 future years                                (2,114)       (976)      (207)
Other                                          (352)       (365)       162
                                           -------------------------------
Income tax expense                         $  3,708    $  2,309   $    578
                                           ===============================

The deferred tax asset valuation allowance decreased by $3,425,000 and $3,305,000 during 1996 and 1995, respectively. The 1996 decrease results primarily from the recognition for financial reporting purposes in 1996 of tax credit carryforwards which the Company utilized for tax purposes in 1996 as well as tax credit carryforwards which the Company expects to utilize for tax purposes in future years. The $3,305,000 decrease in 1995 relates primarily to the utilization for tax purposes in 1995 of deferred deductions for certain employee benefit expenses, tax credit carryforwards, and tax loss carryforwards. The utilization of tax benefits in future years is dependent upon the future taxable earnings of the Company.

At December 29, 1996, the Company had Alternative Minimum Tax Credit carryforwards of approximately $1,600,000 and foreign net operating loss carryforwards of approximately $1,800,000. The use of the tax credit carryforwards is dependent upon the future taxable earnings of the Company. The use of the net operating loss carryforwards is dependent on the future taxable earnings of the applicable foreign subsidiary. The Alternative Minimum Tax Credit carryforwards and the foreign net operating loss carryforwards each have an indefinite carryforward period.

Undistributed foreign earnings, before available tax credits and deductions, amounted to $3,589,000 at December 29, 1996, $4,627,000 at December 31, 1995, and $4,155,000 at January 1, 1995.

Income taxes paid were $2,554,000, $1,952,000, and $547,000, in 1996, 1995, and 1994, respectively.

NOTE K-SHAREHOLDERS' EQUITY AND STOCK OPTIONS
----------

Changes in shareholders' equity are shown below:
(Dollars in Thousands)
                            Capital              Unrealized   Currency
                             Stock    Additional   Loss on     Trans-
                            (Number    Paid-In   Marketable    lation   Retained
                           of Shares)  Capital   Securities  Adjustment Earnings
                           -----------------------------------------------------
Balance at January 2, 1994 6,444,922  $  19,335              $   1,193   $   918
                           -----------------------------------------------------
Net income for 1994                                                       10,134
Stock options exercised      200,346      1,892
RESIP shares issued           26,498        372
Conversion of convertible
  subordinated notes into
  capital stock              409,090      4,091
Stock issued to directors
  and officers                10,454        164
Shares reacquired and
  cancelled                  (46,040)      (744)
Translation adjustment
  for 1994                                                        725
                           -----------------------------------------------------
Balance at January 1, 1995 7,045,270  $  25,110             $   1,918    $11,052
                           -----------------------------------------------------
Net income for 1995                                                       13,081
Stock options exercised       84,743        725
RESIP shares issued            2,762         70
Stock issued to directors      3,864         91
Shares reacquired and
  cancelled                   (1,549)       (46)
Tax benefit on stock
  options exercised                         336
Translation adjustment
  for 1995                                                        626
                           -----------------------------------------------------
Balance at December 31,
  1995                     7,135,090  $  26,286             $   2,544    $24,133
                           -----------------------------------------------------
Net income for 1996                                                       13,949
Stock options exercised       70,854        656
Stock issued to directors      3,661         92
Shares reacquired and
  cancelled                   (3,644)      (106)
Warrants exercised           200,000      2,500
Tax benefit on stock
  options exercised                         263
Translation adjustment
  for 1996                                                       (509)
Unrealized loss on
  marketable securities                                 (2)
                           -----------------------------------------------------
Balance at December 29,
  1996                     7,405,961  $  29,691     $   (2)  $  2,035    $38,082
                           =====================================================

The dollar amount of the capital stock ($1 par value) is equal to the above indicated number of shares.

In 1988 the Company adopted a stock option plan which permits granting a total of 380,000 incentive stock options and nonqualified stock options to officers and other key employees. Additionally, nonqualified stock options can be granted to directors. Incentive stock option grants must be at a price no less than the market value of the capital stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 50% of the market value of the capital stock as of the date of grant. To date, all options granted to officers and other key employees under the plan have been at a price equal to the market value of the capital stock as of the date of grant. Under certain conditions, non-employee directors were able to receive nonqualified stock options at a discounted exercise price in lieu of a corresponding amount of directors' fees pursuant to the 1988 plan. Currently existing options issued under the plan are exercisable within a period of ten years from the date of grant.

In 1990 the Company adopted another stock option plan which only permits the granting of nonqualified stock options. Options for a total of 1,370,000 shares have been authorized for issuance under this 1990 plan.

In 1994, shareholders approved the 1994 Stock Compensation Plan which permits granting a total of 500,000 incentive stock options and nonqualified stock options to officers and other key employees. Additionally, the plan requires that the retainer fee for non-employee directors be paid semi-annually in shares of Rogers capital stock with the number of shares of stock granted based on its then fair market value. Stock options also are granted to non-employee directors twice a year. The number of shares in each six-month non-employee director stock option grant is determined by dividing $6,750 (half of the annual director retainer fee at the time the plan was established) by the fair market value of a share of the Company's capital stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 85% of the fair market value of the capital stock as of the date of grant. To date, all options granted under this plan have been at an exercise price equal to the fair market value of the capital stock as of the date of grant. Currently existing stock options issued under this plan are exercisable within a period of ten years from date of grant.

In general, stock options granted to officers and employees have ten-year terms and become exercisable in one-third increments beginning on the second anniversary of the grant date. Non-employee director options granted under the 1988 plan became exercisable on the first anniversary of the date of grant, while options to such individuals granted pursuant to the 1994 plan become exercisable six months and one day after the date of grant. The options outstanding on December 29, 1996, expire on various dates, beginning October 27, 1997, and ending on December 16, 2006.

Shares of capital stock reserved for possible future issuance are as follows:

                                              December 29,  December 31,
                                                  1996          1995
                                              -----------   -----------
Shareholder Rights Plan                         9,652,034     8,874,699
Options                                         2,159,040     1,453,099
Stock purchase warrants                                --       200,000
Rogers Employee Savings and Investment Plan        84,522        84,522
Stock to be issued in lieu of deferred
  directors' fees                                   2,511         1,988
                                              -----------   -----------
       Total                                   11,898,107    10,614,308
                                              ===========   ===========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1996          1995
                                    --------------------------------------
Net income                          As Reported  $13,949,000   $13,081,000
                                    Pro Forma     13,551,000    13,012,000
                                    --------------------------------------
Primary earnings per share          As Reported        $1.83         $1.69
                                    Pro Forma           1.78          1.69
                                    --------------------------------------
Fully diluted earnings per share    As Reported        $1.83         $1.69
                                    Pro Forma           1.77          1.68
                                    --------------------------------------

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

An average vesting period of 36 months was used for the assumption regarding stock options issued in 1996 and 1995. Options usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in both 1996 and 1995: dividend yield of 0%; expected volatility of 30.5%; risk-free interest rate of 6.0%; and expected lives of 4.7 years.

A summary of the status of the Company's stock option program at year-end 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:

                  --------------------------------------------------------------
                           1996                 1995                 1994
                  --------------------------------------------------------------
                              Weighted-             Weighted-          Weighted-
                              Average               Average            Average
                              Exercise              Exercise           Exercise
Stock Options       Shares    Price      Shares     Price      Shares   Price
                  --------------------------------------------------------------
Outstanding at
 beginning of
 year               995,437   $13.35     920,230     $11.06     928,466   $ 9.49

Granted             143,061    26.04     175,716      23.57     227,736    16.91

Exercised            72,354    10.26      84,743       9.55     200,346    10.33

Cancelled             2,400    19.55      15,766      13.88      17,026     8.79

Expired                 467     8.38          --         --      18,600    14.44
                  --------------------------------------------------------------
Outstanding at
 end of year      1,063,277    15.26     995,437      13.35     920,230    11.06

                  ==============================================================
Options exercisable
 at end of year     533,480              390,575                270,086
                  ==============================================================
Weighted-average
 fair value of
 options granted
 during year         $ 9.52               $ 8.63
                  ==============================================================

The following table summarizes information about stock options outstanding at December 29, 1996:


          ----------------------------------------------------------------------
                        Options Outstanding              Options Exercisable
          ----------------------------------------------------------------------
                          Weighted-
                          Average          Weighted-                  Weighted-
Range of      Number      Remaining        Average    Number          Average
Excersise  Outstanding    Contractual      Exercise   Exercisable     Exercise
Prices     at 12/29/96    Life in Years    Price      at 12/29/96      Price
           --------------------------------------------------------------------
$7 to $15    545,906           5.1         $ 8.97         465,146      $ 9.08

$15 to $28   517,371           8.7          21.90          68,334       17.30
           ---------------------------------------------------------------------
$7 to $28  1,063,277           6.8         $15.26         533,480      $10.13
           ---------------------------------------------------------------------




NOTE L-LEASES
----------

The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $581,000 in 1996, $782,000 in 1995, and $1,016,000 in 1994.

Future minimum lease payments under noncancellable operating leases at December 29, 1996, aggregate $1,145,000. Of this amount, annual minimum payments are $537,000, $276,000, $175,000, $86,000, and $20,000 for years
1997 through 2001, respectively.

NOTE M-FOREIGN OPERATIONS
----------

The net assets of wholly-owned foreign subsidiaries were $8,188,000 at December 29, 1996, and $10,261,000 at December 31, 1995. Net income of these foreign subsidiaries was $462,000 in 1996, $1,262,000 in 1995, and $796,000 in 1994, including net currency transaction losses of $23,000 in 1996, $45,000 in 1995, and $3,000 in 1994.



NOTE N-CONTINGENCIES
----------

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in four cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established.

Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 was charged in 1996. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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



NOTE O-BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------

The presentation of business segment information for the years 1994-1996 is generally reflective of the Company's current internal reporting structure and has been divided into two segments, Polymer Products and Electronic Products. Polymer Products consists of high performance elastomer materials and components, and moldable composites. Equity from Rogers INOAC Corporation and Durel Corporation is also included in income for Polymer Products. Electronic Products are comprised primarily of high frequency circuit board materials and flexible circuit materials.

The Company markets its products throughout the United States and sells in foreign markets directly, through distributors and agents, and through its 50% owned joint venture in Japan. In 1996, approximately 52% of total sales were to the electronics industry. Approximately 22% of the Company's sales of products manufactured by U.S. divisions were made to customers located in foreign countries. This includes sales to Europe of 13%, sales to Asia of 5%, and sales to Canada of 3%.

At December 29, 1996, the electronics industry accounted for approximately 62% of and one customer accounted for approximately 14% of total accounts receivable due from customers. Accounts receivable due from customers located within the United States accounted for 75% of the total accounts receivable owed to the Company at the end of 1996. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses relating to customers have been minimal and have been within management's expectations.

The principal operations of the Company are located in the United States and Europe. The Company formerly had an operation in Mexico related to the domestic power distribution business; however, this business was divested in 1994.

Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data reported in the following tables:

BUSINESS SEGMENT INFORMATION
(Dollars in Thousands)                 1996        1995        1994
                                    ---------------------------------
Net sales:
  Polymer Products                  $  79,867   $  74,693   $  71,919
  Electronic Products                  61,609      65,600      61,947
                                    ---------------------------------
    Total                           $ 141,476   $ 140,293   $ 133,866
                                    =================================
Income before income taxes:
  Polymer Products                  $   9,425   $   4,644   $   5,981
  Electronic Products                   7,952      11,186       5,609
  Unallocated corporate expenses
  [mainly interest income (expense),
   net]                                   280        (440)       (878)
                                    ---------------------------------
    Total                           $  17,657   $  15,390   $  10,712
                                    =================================
Capital expenditures:
  Polymer Products                  $   3,286   $   2,248   $   3,225
  Electronic Products                   3,040       6,605       1,423
                                    ---------------------------------
    Total                           $   6,326   $   8,853   $   4,648
                                    =================================
Depreciation:
  Polymer Products                  $   3,080   $   2,971   $   2,561
  Electronic Products                   2,672       2,705       4,008
                                    ---------------------------------
    Total                           $   5,752   $   5,676   $   6,569
                                    =================================
Assets:
  Polymer Products                  $  53,123   $  42,416   $  39,754
  Electronic Products                  43,666      42,864      34,692
  Unallocated corporate assets
  (mainly cash and cash equivalents)   22,438      17,236      14,997
                                    ---------------------------------
    Total                           $ 119,227   $ 102,516   $  89,443
                                    =================================

Information about the Company's operations in different geographic locations is shown below:


(Dollars in Thousands)           North America    Europe      Total
                                 --------------------------------------
1996:
  Net sales                         $ 121,973   $  19,503   $ 141,476
  Income before income taxes           16,952         705      17,657
  Assets                              108,463      10,764     119,227
                                 ======================================
1995:
  Net sales                         $ 120,409   $  19,884   $ 140,293
  Income before income taxes           13,332       2,058      15,390
  Assets                               89,765      12,751     102,516
                                 ======================================
1994:
  Net sales                         $ 116,481   $  17,385   $ 133,866
  Income before income taxes            9,660       1,052      10,712
  Assets                               79,022      10,421      89,443
                                 ======================================




NOTE P-SUBSEQUENT EVENTS
----------

Effective January 1, 1997, the Company completed the acquisition of the Bisco Products silicone foam materials business based in Elk Grove Village, Illinois, from a wholly-owned subsidiary of Dow Corning Corporation for approximately $11.0 million. The acquisition included machinery and equipment and other fixed assets; inventories of supplies, merchandise, materials, and products; intellectual property rights; books, records and computer software; and all unfilled customer orders. The Company did not acquire the cash and accounts receivable of the Seller and did not assume the liabilities of the Seller.

In connection with this acquisition, $9.8 million was placed in escrow as of year-end, of which $8.9 million was classified as a Long-Term Asset and $0.9 million as a Current Asset.

The acquisition will be accounted for as a purchase in 1997. In addition to the escrow fund indicated above, a note payable of $1.5 million payable in six months bearing 8% annual interest was used to finance the purchase. This note was prepaid in January 1997.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
----------

Board of Directors and Shareholders
Rogers Corporation

----------

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three fiscal years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.


                                                             ERNST & YOUNG LLP




Providence, Rhode Island
February 3, 1997

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------
(Dollars in Thousands, Except Per Share Amounts)


                     Net    Manufacturing       Net       Net Income
       Quarter      Sales      Profit          Income     Per Share
----------------------------------------------------------------------
1996   Fourth     $ 37,142     $ 10,886       $  3,805       $  .49
       Third        33,972       10,511          3,321          .43
       Second       35,424       11,279          3,540          .47
       First        34,938       11,521          3,283          .44
----------------------------------------------------------------------

1995   Fourth     $ 33,511     $ 10,266       $  3,115      $   .41
       Third        32,943        9,894          2,826          .36
       Second       37,422       12,167          3,688          .47
       First        36,417       11,509          3,452          .45
-----------------------------------------------------------------------




CAPITAL STOCK MARKET PRICES
----------

The Company's capital stock is traded on the American and Pacific Stock Exchanges. The following table sets forth the composite high and low prices during each quarter of the last two years on a per share basis.


                        1996                            1995
--------------------------------------------------------------------
Quarter            High        Low                High        Low
--------------------------------------------------------------------
Fourth           $ 29        $ 23-3/4           $ 24-5/8    $ 21-3/4
Third              25-5/8      23-3/4             31-1/2      23-3/4
Second             26-1/2      23-1/4             28-5/8      24-3/4
First              23-3/8      20                 27-3/4      22-1/8
--------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED SALES AND OPERATIONS - 1996 TO 1995

Net sales were $141.5 million for 1996, an increase of 6% over the prior year after adjusting for the 1995 divestiture of the Soladyne Division and for currency rate changes. Combined Sales, which include half of the sales of Rogers two unconsolidated joint ventures, grew an adjusted 8% over sales in 1995. These sales gains were mainly the result of unit volume increases.

Key improvements in 1996 included the acceleration of worldwide sales of PORON urethane foam products, particularly for printing, transportation and computer applications, and the better results at Durel Corporation - the Company's 50% owned joint venture with 3M in electroluminescent lamps - which made significant gains in both sales and profits. In addition, flexible circuit materials sales recovered in the second half of the year after having relatively weak sales into the disk drive market in the first half of 1996.

Full year before-tax profits rose 15% to $17.7 million in 1996, while after-tax profits improved 7% to $13.9 million. Earnings per share for the year were $1.83, up from $1.69 in 1995. Higher sales, greater contribution from unconsolidated joint ventures, and increased interest income were the major contributing factors to the improvement in before-tax income. After-tax profits reflect a 21% tax rate in 1996 and a 15% tax rate in 1995. These rates result from the use in 1995 of the Company's domestic tax loss carryforwards and the recognition in 1996 and 1995 of a significant amount of domestic tax credit carryforwards.

Effective January 1, 1997, Rogers completed the acquisition of the Bisco Products silicone foam materials business based in Elk Grove Village, Illinois, from a wholly-owned subsidiary of Dow Corning Corporation for approximately $11 million. The Company is now well into the process of integrating Bisco's silicone materials into Rogers existing high performance elastomer product lines, thereby offering a broader range of materials options for customers.

Durel Corporation sales growth which exceeded 20% in 1996, was fueled by penetration into the personal organizer/data bank market in Southeast Asia. Significant progress has been made introducing DUREL technology to key customers. Leading worldwide manufacturers of global positioning systems
(GPS), watches, and pagers have incorporated DUREL lamps and inverters in their products. Durel also made substantial profit progress, reflecting the impact of increased productivity, reduced costs of standard lamp constructions, and shortened lead times. These gains continued to be reduced by ongoing significant costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology.

Rogers INOAC Corporation (RIC), the Company's 50% owned joint venture with INOAC Corporation of Japan, had a strong year based primarily on continued sales growth of PORON urethane products in the Far East. While sales in local currency increased 9%, currency rate changes caused sales measured in U.S. dollars to decrease 6%.

The Company's manufacturing profit was 31% of sales in both 1996 and in 1995. Favorable changes in product mix, and production cost improvements in certain domestic product lines offset start-up costs and high early stage processing costs associated with our newer commercial high frequency laminate materials. The ongoing shift of the microwave business to lower priced wireless communication applications continues to result in a decline in average sales price per square foot for laminates.

Selling and administrative expense decreased slightly but as a percentage of net sales was 15% in both 1996 and 1995.

Research and development expense totaled $9.2 million in 1996 compared to $9.3 million in 1995. Significant product and process development activities in 1996 included: process and product development for RO4003 and RO4350 high frequency circuit materials for commercial applications with particular emphasis on improved high volume manufacturing processes; process and product improvements to enhance performance of RO3003 and RO3010 fluoropolymer laminates; process and formulation support directed towards PORON formulations which are low outgassing and flame retardant; improved molding materials; and ENDUR product development and application testing to support its use in new printer applications. Core technical capabilities in polymers, fillers, and adhesion were strengthened through added organizational focus and new analytical equipment and facilities. These R&D capabilities were valuable in providing specialized technology to support the development activities listed above.

Net interest income for 1996 increased from 1995 due mainly to lower borrowings and the interest earned on the higher level of cash equivalents and marketable securities. Average debt outstanding during 1996 was $4.5 million compared with $6.4 million for 1995.

Other income less other charges was $3.4 million for 1996 compared with $2.4 million for the same period in 1995. The primary factor contributing to this increase was higher joint venture income.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, usually as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in four cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately
$900,000 in 1994 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 was charged in 1996. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

At December 29, 1996, other accrued liabilities were lower than at year-end 1995, primarily due to the decrease in the cost reduction reserve and the utilization of certain environmental reserves established prior to 1995.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.


CONSOLIDATED SALES AND OPERATIONS - 1995 TO 1994

Net sales of $140.3 million were 10% higher than the previous year when adjusted for divestitures. Each of the Company's major product groups achieved record sales in 1995. These sales gains were mainly the result of unit volume increases. A major portion of the sales increase came from higher sales of circuit materials to the wireless communication and computer markets. Part of that growth came from the Company's newer high frequency materials. One of these products, RO4000, was introduced in the first quarter of 1995. This material is aimed at applications in pagers, identification systems, personal communication systems, global positioning systems, and other wireless communication products.

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

The Company completed the sale of its small microwave printed circuit board fabricating operation, the Soladyne Division, to Merix Corporation on December 31, 1995. This action completed the Company's planned divestiture of electronic components businesses and allows the Company to concentrate on its growing line of high performance specialty materials. Cash payments totaling $2.6 million were received in January 1996 from the sale of the Soladyne Division. This sale did not include this division's trade accounts receivable which were retained by the Company. The proceeds from this divestiture modestly exceeded the carrying value of the assets plus the costs related to disposition.

Durel Corporation, the Company's 50% owned joint venture with 3M in electroluminescent lamps, had sales growth of 28% in 1995. An important portion of this sales gain came from the ramp-up of a complex new automotive application. However, profits were unfavorably impacted in the initial production period for this application and by the move to Durel's new 77,000 square foot facility in Chandler, Arizona. Sales and profits were also affected by a major inventory adjustment at one of
Durel's largest customers in the watch market.   As a result, the
Company's 50% share of Durel's earnings did not have a significant impact on the Company's earnings for the full year 1995. During the year, patents important to Durel's future were issued, and Durel filed an infringement suit based on these patents. Significant ongoing costs were and are still beingincurred to prosecute the suit and protect Durel's proprietary position.

Sales of Rogers INOAC Corporation (RIC), the Company's 50% owned joint venture with INOAC Corporation of Japan, stated in dollars, were higher in 1995 than in 1994. However, sales stated in local currency remained approximately the same. At mid-year 1995, RIC introduced an innovative line of consumer foot comfort products which were well received in the market.

The Company's manufacturing profit was 31% of sales in 1995 and 30% in 1994. This increase was due to production cost improvements in a number of domestic product lines and a more profitable product mix in the European operation. These gains offset a continuing decline in sales price per square foot of high frequency microwave materials resulting from the shift of microwave business from military to commercial applications.

Research and development expense totaled $9.3 million in 1995 compared with $9.2 million in 1994, or 7% of sales in each year. Significant product and process development activities in 1995 included: technical support of the commercial introduction of RO4003, the first of a family of low cost, controlled dielectric constant thermoset laminates with excellent electrical and physical properties; development of a flame retardant version of RO4003; further development of lower cost processes for manufacturing both RO4000 thermoset laminates and RO3000 fluoropolymer laminates; scale-up to commercial production of PORON S-2000 silicone foam material; introduction of a low outgassing flame retardant PORON urethane foam material; development of improved materials and process technology related to ENDUR fuser rollers and conductive elastomers; development of an improved extrusion compounding process for phenolic molding materials and the development of improved adhesive systems for flexible circuit materials.

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

At December 31, 1995, other accrued liabilities were lower than at January 1, 1995, primarily due to the utilization and/or settlement of certain environmental and legal reserves established prior to 1995.


SEGMENT SALES AND OPERATIONS

Sales in the Polymer Products business segment increased 7%, 4%, and 9%, in 1996, 1995, and 1994, respectively. PORON cellular urethanes had a record year of worldwide sales in 1996, led by strong sales of R/bak compressible materials for the rapidly growing flexographic printing market, and accelerated sales of industrial PORON urethanes for use in the transportation, communication and computer markets. Sales of moldable composite materials grew 10% from 1994 to 1995 primarily driven by increasing market share, particularly in electronic motor applications. Overall sales gains in this segment have been negatively impacted by lower than planned sales of ENDUR components, resulting from market redistribution among manufacturers of laser printers together with increasing price pressure by copier and printer manufacturers.

The Polymer Products business segment generated profits of $9.4 million in 1996, $4.6 million in 1995, and $6.0 million in 1994. The increase from 1995 to 1996 was due mainly to the earnings resulting from the record year of worldwide sales of the Poron Materials Unit, higher joint venture income, and a strong performance by molding materials. Factors contributing to the decrease from 1994 to 1995 include lower joint venture income, higher raw material costs, unfavorable product mix changes, inventory corrections by customers in the second half of 1995, and higher professional service costs.

Revenues from the Electronic Products business segment, adjusted for divestitures, increased 3% in 1996, 17% in 1995, and 18% in 1994. Sales of flexible circuit materials rose from 1995 with particularly strong second half shipments to both existing and new customers in the computer market. A new application for FLEX-I-MID materials with Hutchinson Technology Incorporated contributed to this improvement. Demand also continues to increase for our high frequency laminate materials for wireless communication applications. However, this growth is more significantly reflected in units than in dollars. These gains were substantially offset by decreased bus bar sales in Europe, primarily due to inventory corrections by key customers of our European subsidiary, Rogers N.V. Sales gains from 1994 to 1995 were driven by the rapidly growing notebook computer and disk drive markets and by growing applications in wireless communications for high frequency circuit laminate materials.

Electronic Products operating income was $8.0 million in 1996, $11.2 million in 1995, and $5.6 million in 1994. The contributing factors to the decrease from 1995 to 1996 were the substantial investments in people, capacity, and start-up costs to bring new high frequency circuit materials to commercial production, and the lower sales of bus bars at Rogers N.V. The increase from 1994 to 1995 was mainly attributable to the higher sales level and to the reduction of losses at the Soladyne Division.

Sales of Rogers N.V., stated in local currencies, increased 2% in 1996, 5% in 1995, and 14% in 1994. When translated into U.S. dollars, these changes became gains (losses) of (2)%, 15%, and 17% in 1996, 1995, and 1994, respectively. Increased sales of bus bars for older applications in mainframe computers led the sales growth in 1994; however, these sales declined significantly in 1995 and 1996. New applications in power distribution devices for cellular telephone base stations and large power equipment accounted for most of the higher sales figures in 1995 and 1996. Large customer inventories at the beginning of 1996 were drawn down and as a result sales were reduced.


BACKLOG

The Company's backlog of firm orders was $26.2 million at December 29, 1996, and $24.1 million at December 31, 1995. The increase from 1995 to 1996 reflects, in part, the higher sales level of FLEX-I-MID circuit material used with magneto-resistive (MR) heads in hard disk drives.


SOURCES OF LIQUIDITY AND CAPITAL

Net cash provided by operating activities amounted to $14.3 million in 1996, $11.9 million in 1995, and $13.9 million in 1994. Primary factors contributing to the year-to-year increase from 1995 to 1996 include higher earnings, substantial loan repayments from our Durel joint venture, and a lower contribution to the Company's domestic pension plan for unionized employees. The year-to-year decrease from 1994 to 1995 is attributable to higher inventories, the fact that the cash payment for the sale of the Soladyne Division was not received until early 1996, and the third quarter $3.0 million additional contribution to the union pension plan mentioned above.

Capital expenditures totaled $6.3 million in 1996, $8.9 million in 1995, and $4.6 million in 1994. In 1995, major process and facilities expansion projects were initiated to support the Company's growing sales of commercial microwave materials. Additionally, major investments were started to more than double the capacity of the flexible circuit laminate facility which was completed in 1996. In 1996, projects included an additional molding materials production line, which will be completed and brought on line in the second half of 1997, and additional high volume production equipment for commercial microwave materials. Other strategic expenditures were related to expanding product offerings or processes.

Capital spending was exceeded by cash generated from the Company's operating activities in all three years presented. For 1997, capital spending is expected to more than double the amount spent in 1996. In 1997, major expansions are planned in commercial microwave equipment and facilities, along with capacity increases in high performance elastomer products and, in the early part of the year, the new production line for molding materials will be completed. It is anticipated that this spending will be financed with internally generated funds.

Net cash used in investing activities in 1996 was affected by three major events. On December 31, 1995, the Company completed the sale of its Soladyne Division to Merix Corporation for $2.6 million which was received in January 1996. The land and building in Mesa, Arizona, which were formerly included in Net Assets Held for Sale, were sold essentially at book value during the third quarter of 1996. Additionally, in connection with the purchase of the Bisco Products silicone foam materials business, $9.8 million was placed in escrow as of year-end 1996.

In June 1996, the Company issued 200,000 shares and received $2.7 million in cash from the exercise of the Company's only outstanding stock purchase warrants. These warrants had been issued in 1989 in connection with a research and development arrangement.

As of April 30, 1996, the Company can borrow up to a maximum of $5.0 million under an unsecured revolving credit agreement with Fleet National Bank. Amounts borrowed under this arrangement are to be paid in full by March 31, 1999. The one-year extension of the loan agreement and the reduction in the level of maximum borrowings were requested by the Company. There were no borrowings under this credit facility during 1996.

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


FORWARD-LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis section and in other parts of this annual report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks include changing business and economic conditions, uncertainties and expenses associated with litigation, increasing competition, changes in product mix, the development of new products and manufacturing processes and the inherent risks associated with such efforts, changes in the availability and cost of raw materials, fluctuations in foreign currency exchange rates and the pace of technological change. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include the following:

The hard disk drive market for personal computers is characterized by volatility in demand, rapid technological change, significant pricing pressures and short lead times. Since the Company manufactures and sells its own circuit materials and high performance elastomers to meet the needs of this market, the Company's results may be affected by these factors. The Company also sells FLEX-I-MID circuit materials in the U.S. and Europe through an arrangement with Mitsui Toatsu Chemical Company which produces this material in Japan. In this case, the Company has no direct control over the manufacturing process, delivery dates or the impact of foreign exchange rates on its sale of FLEX-I-MID circuit materials.

The wireless communications market is characterized by frequent new product introductions, evolving industry standards, rapid changes in product and process technologies, price competition and many new potential applications. The RO4000 laminates and other circuit materials that the Company manufactures and sells to this market are relatively new. To be successful in this area, the Company must be able to consistently manufacture and supply high frequency circuit materials that meet the demanding expectations of customers for quality, performance and reliability at competitive prices. The timely introduction by the Company of such new products could be affected by engineering or other development program slippages and problems in effectively and efficiently ramping up production to meet customer needs.

While the personal computer industry and the wireless communications industry have in the past experienced overall growth, these industries historically have been characterized by wide fluctuations in product supply and demand. From time to time, the industries have experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production over-capacity and subsequent accelerated price erosion. The Company's business may in the future be materially and adversely affected by downturns.

The Company's future results depend upon its ability to continue to develop new products and improve its product and process technologies. The Company's success in this effort will depend upon the Company's ability to anticipate market requirements in its product development efforts, the acceptance and continued commercial success of the end user products for which the Company's products have been designed, and the ability to adapt to technological changes and to support established and emerging industry standards.

The Company has been actively working with the Connecticut Department of Environmental Protection related to certain polychlorinated biphenyl contamination in the soil beneath a small section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with the Connecticut Department of Environmental Protection. While the Company believes that the implementation of the remediation activities will not have a material adverse impact on the Company's results, there can be no assurance that unanticipated costs will not arise.

In addition, the Company is currently engaged in proceedings involving a number of Superfund sites, usually as a participant in a group of potentially responsible parties. The Company's estimation of environmental liabilities is based on an evaluation of currently available information with respect to each individual situation, including existing technology, presently enacted laws and regulations and the Company's experience in the addressing of such environmental matters. While current regulations impose potential joint and several liability upon each named party at any Superfund site, the Company's contribution for cleanup is expected to be limited due to the number of other potentially responsible parties, and the Company's share of the volume contributions of alleged waste to the sites, which the Company believes is de minimis. However, there can be no assurances that the Company's estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on the Company.

The level of anticipated 1997 capital expenditures could differ significantly from the forecasted amount due to a number of factors, including but not limited to changes in design, differences between the anticipated and actual delivery dates for new machinery and equipment, problems with the installation and start-up of such machinery and equipment, delays in the construction of new buildings and delays caused by the need to address other business priorities.

The Company from time to time must procure certain raw materials from single or limited sources which involves certain risks, including vulnerability to price increases and the quality of the material. In addition, the inability of the Company to obtain these materials in required quantities could result in significant delays or reductions in its own product shipments. When such problems have occurred in the past, the Company has been able to purchase sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be requalified with customers. However, any inability of the Company to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could materially and adversely affect the Company's operating results.

The Company's international sales involve a number of inherent risks, including imposition of governmental controls, currency exchange fluctuations, potential insolvency of international customers, reduced protection for intellectual property rights in some areas, the impact of recessions in foreign countries, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales, and consequently, on the Company's business, operating results and financial condition.