Form 10-Q
period 1997-03-30
ROGERS CORP
filed 1997-05-07
CIK 84748

Total pages included - 13


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                    OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________   to ____________________


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

                                             Yes  X      No

The number of shares outstanding of the Registrant's classes of common stock as of April 27, 1997:

              Capital Stock, $1 Par Value--7,444,310 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                              March 30, 1997


                                  INDEX


                                                            Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months Ended March 30, 1997 and
        March 31, 1996                                           3

   Consolidated Balance Sheets--
      March 30, 1997 and December 29, 1996                     4-5

   Consolidated Statements of Cash Flows--
      Three Months Ended March 30, 1997 and
        March 31, 1996                                           6

   Supplementary Notes                                           7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              8-11

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                    12

SIGNATURES                                                      13

                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except Per Share Amounts)

                                               Three Months Ended:
                                            -----------------------
                                              March 30,   March 31,
                                                1997        1996
                                            -----------------------
Net Sales                                   $  44,340     $  34,938

  Cost of Sales                                31,266        23,417
  Selling and Administrative Expenses           5,610         5,413
  Research and Development Expenses             2,451         2,418
                                            -----------------------
Total Costs and Expenses                       39,327        31,248
                                            -----------------------
Operating Income                                5,013         3,690

Other Income less Other Charges                   414           515
Interest Income, Net                              107            59
                                            -----------------------
Income Before Income Taxes                      5,534         4,264

Income Taxes:
  Federal and Foreign                           1,369           856
  State                                           125           125
                                            -----------------------
Net Income                                  $   4,040     $   3,283
                                            =======================
Net Income Per Share (Note F):

  Primary                                   $     .52     $     .44
                                            =======================
  Fully Diluted                             $     .52     $     .44
                                            =======================

Shares Used in Computing (Note F):

  Primary                                   7,740,440     7,483,903
                                            =======================
  Fully Diluted                             7,756,471     7,525,358
                                            =======================


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                    March 30, 1997    December 29, 1996
                                    --------------    -----------------
Current Assets:

  Cash and Cash Equivalents           $  19,691           $  18,675

  Marketable Securities                     946                 956

  Accounts Receivable, Net               24,809              21,108

  Inventories:
    Raw Materials                         6,585               6,183
    In-Process and Finished               8,521               7,539
    Less LIFO Reserve                   (1,049)             (1,049)
                                      ---------           ---------
      Total Inventories                  14,057              12,673

  Current Deferred Income Taxes           2,812               2,807

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                              5,168               5,158

  Other Current Assets                      501               1,348
                                      ---------           ---------
      Total Current Assets               67,984              62,725
                                      ---------           ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $59,746 and $57,928                    39,412              36,614

Investment in Unconsolidated Joint
      Venture                             4,765               4,975

Pension Asset                             3,851               3,851

Acquisition Escrow                           --               8,994

Goodwill and Other Intangibles, Net       8,715                 129

Other Assets                              2,065               1,939
                                      ---------           ---------
      Total Assets                    $ 126,792           $ 119,227
                                      =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                       March 30, 1997    December 29, 1996
Current Liabilities:

  Accounts Payable                        $  12,884          $   9,726
  Current Maturities of Long-Term Debt          600                600
  Accrued Employee Benefits and
    Compensation                              4,831              5,880
  Accrued Income Taxes Payable                4,660              3,345
  Taxes, Other than Federal and Foreign
    Income                                    1,361              1,175
  Other Accrued Liabilities                   4,134              3,911
                                          ---------          ---------
      Total Current Liabilities              28,470             24,637
                                          ---------          ---------
Long-Term Debt, less Current Maturities       3,600              3,600

Noncurrent Deferred Income Taxes                345                419

Noncurrent Pension Liability                  3,615              3,615

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,342              6,342

Other Long-Term Liabilities                   3,584              3,402

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,436,911
      and 7,405,961                           7,437              7,406
  Additional Paid-In Capital                 29,967             29,691
  Unrealized Loss on Marketable Securities     (12)                (2)
  Currency Translation Adjustment             1,322              2,035
  Retained Earnings                          42,122             38,082
                                          ---------          ---------
      Total Shareholders' Equity             80,836             77,212
                                          ---------          ---------
      Total Liabilities and
        Shareholders' Equity              $ 126,792          $ 119,227
                                          =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                        Three Months Ended:
                                                        ---------------------
                                                        March 30,   March 31,
                                                           1997       1996
                                                        ---------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                            $   4,040   $   3,283
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                         1,933       1,651
      Benefit for Deferred Income Taxes                        --          42
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net                   (197)        385
      Loss on Disposition of Assets                            25          25
      Noncurrent Pension and Postretirement Benefits          275         382
      Other, Net                                               20         207
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                              (4,033)     (3,044)
          Inventories                                        (594)       (648)
          Prepaid Expenses                                    (67)        (92)
          Accounts Payable and Accrued Expenses             3,083         981
                                                        ---------   ---------

            Net Cash Provided by Operating Activities       4,485       3,172

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                       (3,065)     (1,475)
Proceeds from Sales of Business                                --       2,567
Acquisition of Business                                    (1,294)         --
Proceeds from Sale of Property, Plant and Equipment            49          --
Proceeds from Sale of Marketable Securities                    10          --
Purchase of Marketable Securities                              --        (989)
Investment in Unconsolidated Joint Ventures and
  Affiliates                                                  394          --
                                                        ---------   ---------
            Net Cash Provided by (Used in) Investing
              Activities                                   (3,906)        103

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                1,500          --
Repayments of Debt Principal                               (1,500)         --
Proceeds from Sale of Capital Stock                           306          24
                                                        ---------   ---------
            Net Cash Provided by Financing Activities         306          24

Effect of Exchange Rate Changes on Cash                       131        (293)
                                                        ---------   ---------
Net Increase in Cash and Cash Equivalents                   1,016       3,006

Cash and Cash Equivalents at Beginning of Year             18,675      13,111
                                                        ---------   ---------

Cash and Cash Equivalents at End of Quarter             $  19,691   $  16,117
                                                        =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                 ROGERS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTARY NOTES


A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.

B. Net Assets Held for Sale consist of land and a building in Chandler, Arizona, currently being leased to the buyer of the Flexible Interconnections Division. The land and building in Mesa, Arizona, which were formerly included in Net Assets Held for Sale, were sold essentially at book value during the third quarter of 1996.

C. As of April 30, 1996, the Company can borrow up to a maximum of $5.0 million under an unsecured revolving credit agreement with Fleet National Bank. Amounts borrowed under this arrangement are to be paid in full by March 31, 1999. No borrowings have been made under this credit facility.

D. Interest paid during the first three months of 1997 and 1996 was $92,000 and $75,000, respectively.

E. Income taxes paid (refunded) were $(36,000) and $39,000 in the first three months of 1997 and 1996, respectively.

F. Basic Net Income Per Share, as defined in Statement of Financial Accounting Standards No. 128, was $0.54 and $0.46 for the first quarters of 1997 and 1996, respectively. The number of shares used in computing Basic Earnings Per Share was 7,421,661 and 7,137,360, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First quarter sales of $44.3 million were 27% higher than the comparable period in 1996. Combined Sales, which include one half of the sales from Rogers two 50% owned joint ventures, were $51.7 million, 24% higher than the first quarter of 1996. Adjusted for currency changes, the sales gains were 29% and 28% respectively.

Sales of Polymer Products in the first three months of 1997 were 26% above the comparable period in 1996. Sales of PORON urethane foams rose substantially in the first quarter, compared with the same period a year ago, reflecting increased demand from industrial, printing and consumer markets. Orders have been climbing for new PORON urethane foams which offer performance advantages in automotive and electronics applications. Additionally, about one-fourth of the first three months total sales increase for all products and almost one-half of the increase for Polymer Products is attributable to the January 1, 1997 acquisition of the Bisco Products silicone foam materials business from Dow Corning Corporation. As expected, the initial profit contribution from Bisco is modest as required changes are made to integrate the Bisco Materials Unit into the PORON high performance elastomers business. The Molding Materials Division achieved record sales in the quarter and is making good progress on new adoptions for high performance phenolic compounds. Capacity expansion plans for this division remain on track for a 1997 mid-year start-up.

Sales of Electronic Products for the first quarter increased 28% over the same period in 1996. Significant sales gains were achieved in flexible circuit materials, most notably the FLEX-I-MIDr adhesiveless laminate materials sold to Hutchinson Technology Incorporated for the new generation of suspension assemblies used with magneto-resistive heads in hard disk drives. Rogers profit margins on these materials are lower than the average for Rogers manufactured products. The Company acts in a technical sales and distributor capacity for FLEX-I-MID laminates under a partnership arrangement with Mitsui Toatsu Chemicals, Inc. in Japan. This arrangement includes a technology license from Rogers.

Sales of high frequency laminates to the wireless communication market are continuing to rise rapidly in terms of units but, because of the ongoing transition to lower-priced, higher-volume applications, dollar sales growth is increasing at a more moderate pace. Major investments and expenses are being incurred as the Company continues to make product improvements and put into place the necessary processes, manufacturing capacity and organization needed for this fast growing market.

Profits, before and after tax, and earnings per share, were the highest for any quarter in Rogers history. Compared with the first three months of 1996, before tax profits were up 30%, and net income, after a 4% higher tax rate in 1997, climbed 23%. Earnings per share for the quarter rose to 52 cents, up from 44 cents in the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Manufacturing profit as a percentage of sales in the first three months of 1997 and 1996 was 29% and 33%, respectively. The decrease from 1996 to 1997 reflects the continuing start-up costs and high early stage processing costs associated with the Company's newer commercial high frequency laminate materials. Also, as mentioned above, there are lower profit margins on the FLEX-I-MID adhesiveless laminate materials sold to Hutchinson Technology Incorporated and the initial profit contribution from the Bisco Materials Unit is modest.

Selling and administrative expense increased slightly but as a percentage of net sales was 13% in 1997 compared with 15% in the first three months of 1996.

Research and development expense was approximately the same in the first quarters of 1997 and 1996. Significant product and process development activities included: process and product development for RO4003 and RO4350 high frequency circuit materials for commercial applications with particular emphasis on improved high volume manufacturing processes; process and product improvements to enhance performance of RO3003 and RO3010 fluoropolymer laminates; process and formulation support directed towards PORON formulations which are low outgassing and flame retardant; improved molding materials; and ENDUR product development and application testing to support its use in new printer applications. Core technical capabilities in polymers, fillers, and adhesion are continuing to be strengthened through added organizational focus and new analytical equipment and facilities.

Net interest income for 1997 increased slightly from 1996 due mainly to the interest earned on the higher level of cash equivalents and marketable securities and to lower borrowings.

As of April 30, 1996, the Company can borrow up to a maximum of $5.0 million under an unsecured revolving credit agreement with Fleet National Bank. Amounts borrowed under this arrangement are to be paid in full by March 31, 1999. No borrowings have been made under this credit facility.

Other income less other charges was $.4 million for the first three months of 1997 compared with $.5 million for the same period in 1996. This decline was primarily the result of lower royalty income.

Durel Corporation, our 50% owned joint venture with 3M in electroluminescent lamps, had lower results than in the final three months of 1996, but sales and profits improved over the first quarter a year ago. There are continuing high costs associated with the patent infringement lawsuit Durel has brought to protect its
proprietary technology.   A trial date has now been set in the third
quarter of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net cash provided by operating activities amounted to $4.5 million in the first quarter of 1997 compared to $3.2 million for the same period in 1996. Primary factors contributing to the year-to-year increase from 1996 to 1997 include higher earnings and a higher level of trade accounts payable.

Capital expenditures totaled $3.1 million and $1.5 million for the first three months of 1997 and 1996, respectively. Capital spending was exceeded by cash generated from the Company's operating activities in both periods. For the full year 1997, capital spending is expected to more than double the amount spent in 1996. In 1997, major expansions will be made in commercial microwave equipment and facilities, along with capacity increases in high performance elastomer products and a new production line for molding materials.
It is anticipated that this spending will be financed with internally generated funds.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 for costs related to this matter. To date, approximately $550,000 has been

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


charged against this provision. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

On March 31, 1997, Harry H. Birkenruth became Chairman of the Board of Directors after having served as President and CEO of the Company since April 1992. Mr. Birkenruth announced his intention to retire from full-time service to the Company next year.

Also on March 31, 1997, Walter E. Boomer succeeded Mr. Birkenruth as President and CEO. Mr. Boomer is a retired General and Vice Commandant of the US Marine Corps, the second highest position in the Corps, and was Commanding General of all Marine forces in Desert Storm. He retired from the Corps in 1994 and became Senior Vice President and Chief Project Management Officer of McDermott International, Inc. in August of that year. From February 1995 to October 1996 he was President of the Babcock & Wilcox Power Generation Group and Executive Vice President of McDermott International, Inc., which is the parent corporation of Babcock & Wilcox.

Statements in this report that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, and the like, are incorporated by reference in the Rogers Corporation 1996 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

                      PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27) Financial Data Schedule

   (b) Reports on Form 8-K

       On January 15, 1997, Registrant filed a Current Report on Form 8-K, dated December 31, 1996, with respect to the acquisition of Bisco Products from a wholly owned subsidiary of Dow Corning Corporation. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). The following financial statements were filed:

       (i)   Purchase and Sale of Assets Agreement

       (ii)  List of Schedules to the Purchase and Sale of Assets
             Agreement

       (iii) List of Exhibits to the Purchase and Sale of Assets
             Agreement


       On February 26, 1997, Registrant filed a Current Report on Form 8-K, dated February 26, 1997, with respect to the registrant's adoption of a new Shareholder Rights Plan. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). The following exhibit was filed:

       (i) Registrant's press release dated February 26, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROGERS CORPORATION
                                   (Registrant)


                                   __________________________________
                                   By s/DONALD F. O'LEARY
                                   Donald F. O'Leary
                                   Authorized Officer
                                   Corporate Controller


Dated:  May 7, 1997