Form 10-Q
period 1997-06-29
ROGERS CORP
filed 1997-08-08
CIK 84748

Total pages included - 12


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                    OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number 1-4347


                            ROGERS CORPORATION
          (Exact name of Registrant as specified in its charter)


     Massachusetts                                              06-0513860
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut         06263-0188
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code          (860) 774-9605

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of July 27, 1997:

              Capital Stock, $1 Par Value--7,479,287 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                              June 29, 1997

                                  INDEX

                                                            Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended
        June 29, 1997 and June 30, 1996                          3

   Consolidated Balance Sheets--
      June 29, 1997 and December 29, 1996                      4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended June 29, 1997 and
        June 30, 1996                                            6

   Supplementary Notes                                           7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations               8-11

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                    12

SIGNATURES                                                      12

                      PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                   ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except for Per Share Amounts)


                                  Three Months Ended:    Six Months Ended:
                                 ------------------------------------------
                                  June 29,   June 30,    June 29,  June 30,
                                    1997       1996        1997      1996
                                 ------------------------------------------
Net Sales                        $  45,788  $  35,424  $  90,128  $  70,362

  Cost of Sales                     32,183     24,145     63,449     47,562
  Selling and Administrative
    Expenses                         6,179      5,362     11,789     10,775
  Research and Development
    Expenses                         2,516      2,303      4,967      4,721
                                 ------------------------------------------
Total Costs and Expenses            40,878     31,810     80,205     63,058
                                 ------------------------------------------

Operating Income                     4,910      3,614      9,923      7,304

Other Income less Other Charges        520        865        934      1,380
Interest Income, Net                   194        118        301        177
                                 ------------------------------------------

Income Before Income Taxes           5,624      4,597     11,158      8,861

Income Taxes:
  Federal and Foreign                1,394        932      2,763      1,788
  State                                125        125        250        250
                                 ------------------------------------------
Net Income                       $   4,105  $   3,540  $   8,145  $   6,823
                                 ==========================================
Net Income Per Share (Note F):
  Primary                        $    0.53  $    0.47  $    1.05  $    0.91
                                 ==========================================

  Fully Diluted                  $    0.52  $    0.47  $    1.04  $    0.90
                                 ==========================================
Shares Used in Computing
  (Note F):

  Primary                        7,800,540  7,570,330  7,770,490  7,527,044
                                 ==========================================

  Fully Diluted                  7,862,208  7,570,330  7,854,182  7,547,776
                                 ==========================================


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                      June 29, 1997     December 29, 1996
                                      -------------     -----------------
Current Assets:

  Cash and Cash Equivalents              $ 22,079            $ 18,675

  Marketable Securities                       934                 956

  Accounts Receivable, Net                 24,497              21,108

  Inventories:
    Raw Materials                           7,387               6,183
    In-Process and Finished                 9,663               7,539
    Less LIFO Reserve                      (1,049)             (1,049)
                                         --------            --------
      Total Inventories                    16,001              12,673

  Current Deferred Income Taxes             2,812               2,807

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                                5,168               5,158

  Other Current Assets                        460               1,348
                                         --------            --------
      Total Current Assets                 71,951              62,725
                                         --------            --------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $60,894 and $57,928                      40,308              36,614

Investment in Unconsolidated Joint
  Venture                                   4,902               4,975

Pension Asset                               3,851               3,851

Acquisition Escrow                             --               8,994

Goodwill and Other Intangibles, Net         8,668                 129

Other Assets                                2,001               1,939
                                         --------            --------
      Total Assets                       $131,681            $119,227
                                         ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                        June 29, 1997     December 29, 1996
                                        -------------     -----------------
Current Liabilities:

  Accounts Payable                        $  11,921           $  9,726
  Current Maturities of Long-Term Debt          600                600
  Accrued Employee Benefits and
    Compensation                              6,515              5,880
  Accrued Income Taxes Payable                4,550              3,345
  Taxes, Other than Federal and Foreign
    Income                                    1,338              1,175
  Other Accrued Liabilities                   4,203              3,911
                                          ---------           --------
      Total Current Liabilities              29,127             24,637
                                          ---------           --------

Long-Term Debt, less Current Maturities       3,600              3,600

Noncurrent Deferred Income Taxes                315                419

Noncurrent Pension Liability                  3,615              3,615

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,342              6,342

Other Long-Term Liabilities                   3,680              3,402

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,475,404
      and 7,405,961                           7,475              7,406
  Additional Paid-In Capital                 30,210             29,691
  Unrealized Loss on Marketable Securities      (23)                (2)
  Currency Translation Adjustment             1,113              2,035
  Retained Earnings                          46,227             38,082
                                           --------           --------

      Total Shareholders' Equity             85,002             77,212
                                           --------           --------
      Total Liabilities and
        Shareholders' Equity               $131,681           $119,227
                                           ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)
                                                         Six Months Ended:
                                                         June 29,  June 30,
                                                           1997      1996
                                                       --------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

  Net Income                                           $   8,145  $   6,823
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                        4,187      3,193
      Benefit for Deferred Income Taxes                       --         57
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net                  (473)      (192)
      Loss on Disposition of Assets                           50         50
      Noncurrent Pension and Postretirement
        Benefits                                             585        803
      Other, Net                                             124        271
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                             (3,797)    (4,103)
          Inventories                                     (2,602)    (2,561)
          Prepaid Expenses                                   (29)       (64)
          Accounts Payable and Accrued Expenses            3,525        788
                                                       --------------------
            Net Cash Provided by Operating Activities      9,715      5,065

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Capital Expenditures                                      (5,958)    (2,868)
Proceeds from Sales of Business                               --      2,567
Acquisition of Business                                   (1,294)        --
Proceeds from Sale of Property, Plant & Equipment             53         14
Proceeds from Sale of Marketable Securities                   22         --
Purchase of Marketable Securities                             --       (684)
Investment in Unconsolidated Joint Ventures and
  Affiliates                                                 386        490
                                                       --------------------
             Net Cash Provided by (Used in) Investing
               Activities                                 (6,791)      (481)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings               1,500         --
Repayments of Debt Principal                              (1,500)        --
Proceeds from Sale of Capital Stock                          589      3,026
                                                       --------------------
            Net Cash Provided by Financing Activities        589      3,026

Effect of Exchange Rate Changes on Cash                     (109)       (43)
                                                       --------------------
Net Increase in Cash and Cash Equivalents                  3,404      7,567

Cash and Cash Equivalents at Beginning of Year            18,675     13,111
                                                       --------------------
Cash and Cash Equivalents at End of Quarter            $  22,079  $  20,678
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

D. Interest paid during the first six months of 1997 and 1996 was $403,000 and $411,000, respectively.

E. Income taxes paid were $1,792,000 and $1,639,000 in the first six months of 1997 and 1996, respectively.

F. Basic Net Income Per Share, as defined in Statement of Financial Accounting Standards No. 128, was as follows:


                                   Quarter Ended:        Six Months Ended:
                               ---------------------------------------------
                                June 29,    June 30,    June 29,   June 30,
                                  1997        1996        1997        1996
                               ---------------------------------------------
   Basic Net Income Per Share    $0.55       $0.49       $1.09       $0.95

   Shares Used in Computing    7,461,928   7,226,884   7,441,794   7,182,122

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $45.8 million in the second quarter and $90.1 million for the first six months of 1997, up 29% and 28%, respectively, over the comparable periods in 1996. During the quarter, every operating unit exceeded 1996 second quarter sales. Combined Sales, which include one-half of the sales from Rogers two 50% owned joint ventures, were $54.3 million for the quarter and $106.0 million for the half, both up about 23% over the same periods in 1996.

These increases reflect progress in development of our geographic sales base, the introduction of new products, and the integration of our new silicone foam business. A majority of the sales growth during the first half is from flexible circuit materials and PORON urethane foams. These products have had more intensive sales and market development over the past few years, including focused efforts in Europe and Asia.

Sales of Polymer Products in the second quarter and first half of 1997 were 22% and 24%, respectively, above the levels in the same periods of 1996. PORON urethane materials had strong and widespread sales gains across industrial, printing, and consumer market areas. PORON sales networks are being extended and product lines broadened. Another capacity expansion has been started at the East Woodstock, Connecticut, plant where capacity was more than doubled just three years ago. The Elastomer Components Unit in South Windham, Connecticut, recently began to manufacture several new components for the leading U.S. based manufacturer of computer printers. Additionally, about one-fourth of the first half sales increase for all products and approximately one-half of the increase for Polymer Products is attributable to the January 1, 1997 acquisition of the Bisco Products silicone foam materials business from Dow Corning Corporation. As expected, the initial profit contribution from Bisco is modest as required changes are made to complete the integration of the Bisco Materials Unit into the PORON high performance elastomers business.

The Molding Materials business, which had record first half sales in 1996, topped those sales in 1997 and made good progress on new applications for high performance phenolic molding compounds. A major capacity expansion at the Manchester, Connecticut, plant is coming on-line in the third quarter.

Sales of Electronic Products for the second quarter and first six months increased 29% and 28%, respectively, from the comparable 1996 periods. Sales of FLEX-I-MID adhesiveless laminate materials to Hutchinson Technology Incorporated for suspension assemblies used in advanced hard disk drives continue to increase. Rogers profit margins on these sales are somewhat lower than the average for Rogers manufactured products, since the Company presently acts only in a technical sales and distributor capacity under the partnership arrangement with Mitsui Toatsu Chemicals.

Over the past two years, unit sales of Rogers high frequency laminate material to the wireless communication market increased substantially but, because of the transition to lower-priced

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


materials, dollar sales did not reflect the volume growth. However, dollar sales started to climb during the first half of 1997 and, led by European demand for our new materials, record sales were achieved. Major investments are being made at the Chandler, Arizona, plant to increase manufacturing capability for newer products and to ramp-up to higher volumes.

Profits before and after tax, and earnings per share for the second quarter and the first half of 1997 were the highest in Rogers history. Before tax profits of $5.6 million for the second quarter and $11.2 million for the first half were up 22% and 26%, respectively, over last year's record results in the comparable periods. Net income of $4.1 million for the quarter and $8.2 million for the half, after a 4% higher tax rate in 1997, rose 16% and 19%, respectively.

Earnings per share for the second quarter this year were $0.53, up from $0.47 in the same period last year. For the first half of 1997, earnings per share were $1.05 compared to $0.91 in the initial six-month period a year ago.

Manufacturing profit as a percentage of sales in the first six months of 1997 and 1996 was 30% and 32%, respectively. The decrease from 1996 to 1997 reflects the integration costs related to Bisco and the continuing start-up costs and high early stage processing costs associated with the Company's newer commercial high frequency laminate materials. It also reflects a decline in average sales price per square foot for laminates as the microwave business shifts to lower-priced wireless communication applications.

Selling and administrative expense increased 9% for the first six months of 1997, but declined as a percentage of sales from 15% in 1996 to 13% in 1997.

Research and development expense for the first half of 1997 increased 5% from the comparable 1996 period. Significant product and process development activities included: process and product development for RO4003 and RO4350 high frequency circuit materials for commercial applications with particular emphasis on improved high volume manufacturing processes; process and product improvements to enhance performance of RO3003 and RO3010 fluoropolymer laminates; process and formulation support directed towards PORON formulations which are low outgassing and flame retardant; improved molding materials; and ENDUR component product development and application testing to support its use in new printer applications. Core technical capabilities in polymers, fillers, and adhesion are continuing to be strengthened through added organizational focus and new analytical equipment and facilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Other income less other charges was $.9 million for the first six months of 1997 compared with $1.4 million for the same period in 1996. This decline was primarily the result of lower royalty income.

Durel Corporation, our 50% owned joint venture with 3M in electroluminescent lamps, achieved record first half sales in 1997 and profits also improved over the first half a year ago. However, continuing high costs associated with the patent infringement lawsuit Durel has brought to protect its proprietary technology continue to significantly impact profits. The trial originally scheduled for the third quarter of 1997 has been delayed by the court. A new trial date has not yet been established.

Net cash provided by operating activities amounted to $9.7 million in the first half of 1997 compared to $5.1 million for the same period in 1996. Primary factors contributing to the year-to-year increase from 1996 to 1997 include higher earnings and a higher level of trade accounts payable.

Capital expenditures totaled $6.0 million and $2.9 million for the first six months of 1997 and 1996, respectively. Capital spending was exceeded by cash generated from the Company's operating activities in both periods. For the full year 1997, capital spending is expected to more than double the $6.3 million spent in 1996. To satisfy growing demand, major capacity expansions are underway or have been completed recently at four of Rogers seven domestic manufacturing plants. In 1997, major expansions will be made in commercial microwave equipment and facilities, along with capacity increases in high performance elastomer products and a new production line for molding materials. It is anticipated that this spending will be financed with internally generated funds.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 for costs related to this matter. To date, approximately $550,000 has been charged against this provision. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

                       PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The Registrant held its Annual Meeting of Stockholders on  May
        1,  1997.   The  following members were elected  to  the  Company's
        Board of Directors to hold office in the ensuing year:

                 Nominee            In Favor     Withheld
         ----------------------------------------------------
         Leonid V. Azaroff         6,858,767      17,941
         Leonard M. Baker          6,859,933      16,775
         Wallace Barnes            6,858,757      17,951
         Harry H. Birkenruth       6,859,761      16,947
         Walter E. Boomer          6,861,233      15,475
         Mildred S. Dresselhaus    6,860,969      15,739
         Donald J. Harper          6,858,415      18,293
         Gregory B. Howey          6,859,535      17,173
         Leonard R. Jaskol         6,860,213      16,495
         William E. Mitchell       6,860,335      16,373


Item 6. Reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three months ended June 29, 1997.



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

Dated:  August 8, 1997