Form 10-Q
period 1997-09-28
ROGERS CORP
filed 1997-11-07
CIK 84748

Total pages included - 13

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number 1-4347


                            ROGERS CORPORATION
--------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


     Massachusetts                                              06-0513860
--------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut         06263-0188
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code          (860) 774-9605
--------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of October 26, 1997:

               Capital Stock, $1 Par Value-7,504,608 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                            September 28, 1997



                                  INDEX


                                                          Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Nine Months Ended
      September 28, 1997 and September 29, 1996               3

   Consolidated Balance Sheets--
      September 28, 1997 and December 29, 1996               4-5

   Consolidated Statements of Cash Flows--
      Nine Months Ended September 28, 1997 and
      September 29, 1996                                      6

   Supplementary Notes                                        7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations             8-12

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                    13


                         PART I - FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                       ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


               (Dollars in Thousands Except for Per Share Amounts)

                                         Three Months Ended:            Nine Months Ended:
                                    ---------------------------------------------------------
                                    September 28, September 29,   September 28, September 29,
                                        1997          1996            1997           1996
                                    ---------------------------------------------------------
Net Sales                            $   47,752    $   33,972      $   137,880   $  104,334

 Cost of Sales                           33,359        23,461           96,808       71,023
 Selling and Administrative Expenses      6,387         5,046           18,176       15,821
 Research and Development Expenses        2,441         2,388            7,408        7,109
                                     ------------------------------------------------------
Total Costs and Expenses                 42,187        30,895          122,392       93,953
                                     ------------------------------------------------------
Operating Income                          5,565         3,077           15,488       10,381

Other Income less Other Charges             205           933            1,139        2,313
Interest Income, Net                        172           134              473          311
                                     ------------------------------------------------------
Income Before Income Taxes                5,942         4,144           17,100       13,005

Income Taxes:
 Federal and Foreign                      1,479           698            4,242        2,486
 State                                      125           125              375          375
                                     ------------------------------------------------------
Net Income                           $    4,338    $    3,321      $    12,483   $   10,144
                                     ======================================================
Net Income Per Share (Note F):

 Primary                             $      .55    $      .43      $      1.60   $     1.34
                                     ======================================================
 Fully Diluted                       $      .55    $      .43      $      1.57   $     1.33
                                     ======================================================
Shares Used in Computing (Note F):

 Primary                              7,883,425     7,711,231        7,808,135    7,588,439
                                     ======================================================
 Fully Diluted                        7,945,992     7,711,231        7,937,188    7,602,261
                                     ======================================================

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)

                                 September 28, 1997  December 29, 1996
                                 -------------------------------------
Current Assets:

  Cash and Cash Equivalents           $  20,613           $  18,675

  Marketable Securities                     710                 956

  Accounts Receivable, Net               28,691              21,108

  Inventories:
    Raw Materials                         7,922               6,183
    In-Process and Finished               9,707               7,539
    Less LIFO Reserve                    (1,049)             (1,049)
                                      ---------           ---------
      Total Inventories                  16,580              12,673

  Current Deferred Income Taxes           2,814               2,807

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                              5,168               5,158

  Other Current Assets                    3,692               1,348
                                      ---------           ---------
      Total Current Assets               78,268              62,725
                                      ---------           ---------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $61,729 and $57,928                    42,296              36,614

Investment in Unconsolidated Joint
  Venture                                 5,110               4,975

Pension Asset                             3,851               3,851

Acquisition Escrow                        7,634               8,994

Goodwill and Other Intangibles, Net       8,455                 129

Other Assets                              2,002               1,939
                                      ---------           ---------
      Total Assets                    $ 147,616           $ 119,227
                                      =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                     September 28, 1997  December 29, 1996
                                     -------------------------------------
Current Liabilities:

  Accounts Payable                        $  12,245         $   9,726
  Current Maturities of Long-Term Debt          600               600
  Accrued Employee Benefits and
    Compensation                              5,470             5,880
  Accrued Income Taxes Payable                6,089             3,345
  Taxes, Other than Federal and Foreign
    Income                                    1,041             1,175
  Other Accrued Liabilities                   4,190             3,911
                                          ---------         ---------
      Total Current Liabilities              29,635            24,637
                                          ---------         ---------
Long-Term Debt, less Current Maturities      14,359             3,600

Noncurrent Deferred Income Taxes                302               419

Noncurrent Pension Liability                  3,615             3,615

Noncurrent Retiree Health Care and Life
  Insurance Benefits                          6,342             6,342

Other Long-Term Liabilities                   3,841             3,402

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,498,353
      and 7,405,961                           7,498             7,406
  Additional Paid-In Capital                 30,429            29,691
  Unrealized Gain (Loss) on Marketable
    Securities                                    5                (2)
  Currency Translation Adjustment             1,025             2,035
  Retained Earnings                          50,565            38,082
                                          ---------         ---------
      Total Shareholders' Equity             89,522            77,212
                                          ---------         ---------
      Total Liabilities and
        Shareholders' Equity              $ 147,616         $ 119,227
                                          =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)
                                                         Nine Months Ended:
                                                    ----------------------------
                                                    September 28,  September 29,
                                                        1997           1996
                                                    ----------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net Income                                            $  12,483     $  10,144
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                           5,668         4,898
   Benefit for Deferred Income Taxes                          --            61
   Equity in Undistributed Income of Unconsolidated
     Joint Ventures, Net                                    (803)         (747)
   Loss on Disposition of Property, Plant & Equipment         75           113
   Noncurrent Pension and Postretirement Benefits            939         1,473
   Other, Net                                                427           (83)
   Changes in Operating Assets and Liabilities
     Excluding Effects of Disposition of Assets:
      Accounts Receivable                                 (7,985)       (2,881)
      Inventories                                         (3,206)       (2,452)
      Prepaid Expenses                                      (141)         (161)
      Accounts Payable and Accrued Expenses                3,790        (1,531)
                                                       ---------     ---------
       Net Cash Provided by Operating Activities          11,247         8,834

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                      (9,721)       (4,499)
Proceeds from Sales of Business                               --         2,529
Acquisition of Business                                   (1,294)           --
Acquisition Escrow                                       (10,759)           --
Proceeds from Sale of Property, Plant & Equipment             57           946
Proceeds from Sale of Marketable Securities                  247           607
Investment in Unconsolidated Joint Ventures                  386           408
                                                       ---------     ---------
       Net Cash Used in Investing Activities             (21,084)           (9)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings              12,259            --
Repayments of Debt Principal                              (1,500)           --
Proceeds from Sale of Capital Stock                          830         3,124
                                                       ---------     ---------
       Net Cash Provided by Financing Activities          11,589         3,124

Effect of Exchange Rate Changes on Cash                      186           (44)
                                                       ---------     ---------
Net Increase in Cash and Cash Equivalents                  1,938        11,905

Cash and Cash Equivalents at Beginning of Year            18,675        13,111
                                                       ---------     ---------
Cash and Cash Equivalents at End of Quarter            $  20,613     $  25,016
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

C. In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under the new arrangement, the Company can borrow up to $15.0 million, or the equivalent in Belgian Francs and/or Japanese Yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002. The Company borrowed 390,207,039 Belgian Francs (the equivalent of U.S. $10,759,000 as of September 28, 1997) under the new arrangement to facilitate the Rogers Induflex acquisition in Belgium.

D. Interest paid during the first nine months of 1997 and 1996 was approximately $500,000 in each period.

E. Income taxes paid were $1,953,000 and $1,819,000 in the first nine months of 1997 and 1996, respectively.

F. Basic Net Income Per Share, as defined in Statement of Financial Accounting Standards No. 128, was as follows:

                          Quarter Ended:               Nine Months Ended:
                    ----------------------------  ----------------------------
                    September 28,  September 29,  September 28,  September 29,
                        1997           1996           1997           1996
                    ----------------------------  ----------------------------
   Basic Net Income
     Per Share         $0.58          $0.45           $1.67          $1.40

   Shares Used in
      Computing      7,488,331      7,375,041       7,457,307      7,246,428

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $47.8 million in the third quarter and $137.9 million for the first nine months of 1997, up 41% and 32%, respectively, over the comparable periods in 1996. Every operating unit exceeded 1996 sales for the third quarter and nine months. Combined Sales, which include one half of the sales from Rogers two 50% owned joint ventures, were $56.1 million for the quarter and $162.1 million for the first nine months, up 32% and 26%, respectively, over the same periods last year.

Sales gains this quarter were led by significant increases in flexible circuit laminates sold from the recently expanded circuit materials operation in Chandler, Arizona for hard disk drive, notebook computer, and cellular telephone applications. In addition, sales continued to increase for FLEX-I- MID(R) adhesiveless laminate materials supplied to Rogers by Mitsui Chemicals Inc. (formerly Mitsui Toatsu Chemicals) and sold to Hutchinson Technology Incorporated for suspension assemblies used in advanced hard disk drives.

Sales of Polymer Products in the third quarter and first nine months of 1997 were 30% and 26%, respectively, above the levels in the same periods of 1996. The High Performance Elastomers Division continued its solid performance. Worldwide sales of PORON(R) urethane materials increased significantly for consumer, industrial and hard disk drive applications. The third quarter also reflected substantial sales contributions from the Elastomer Components Unit in South Windham, Connecticut, where ENDUR(R) components are manufactured for high performance copiers and printers. Additionally, about one-fifth of the first nine months sales increase for all products and approximately one half of the increase for Polymer Products is attributable to the January 1, 1997 acquisition of the Bisco Products silicone foam materials business from Dow Corning Corporation. As expected, the initial profit contribution from Bisco is modest as required changes are made to complete the integration of the Bisco Materials Unit into the PORON high performance elastomers business.

Sales of Electronic Products for the third quarter and first nine months increased 54% and 41%, respectively, from the comparable 1996 periods. Led by strong European demand, the Microwave Materials
Division in Chandler, Arizona, continued to make solid gains in sales of high frequency laminate materials for communication applications, with dollar sales attaining record levels for the first nine months of 1997. Sales of RO4000(R) and RO3000(TM) high frequency materials, targeted to commercial wireless applications, both grew significantly. To better serve European customers, Rogers has committed to begin manufacturing high frequency laminates at Rogers N.V. in Gent, Belgium.

To further broaden the products offered by the Circuit Materials
Division, Rogers signed an agreement with Nippon Polytech Corporation of Tokyo, Japan, for the distribution of photoimageable covercoat and soldermask products. The agreement provides for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


exclusive distribution rights in the U.S. and non-exclusive distribution rights in Europe, along with a technology transfer and rights to produce these materials. Selling photoimageable covercoats with high performance flexible circuit materials improves Rogers ability to support customers who need to fabricate flexible circuits with fine pattern resolution.

Before tax profits were up 43% in the third quarter and 31% for the nine months compared with the same periods last year. Net income rose 31% for the quarter and 23% for the nine months, and earnings per share were up 28% and 19%, respectively. These record results were achieved despite a higher income tax rate in 1997. Earnings per share for the third quarter and nine months were $0.55 and $1.60 respectively, up from $0.43 and $1.34 for the same periods last year.

Manufacturing profit as a percentage of sales in the first nine months of 1997 and 1996 was 30% and 32%, respectively. The decrease from 1996 to 1997 reflects the integration costs related to Bisco and the continuing start-up costs and high early stage processing costs associated with the Company's newer commercial high frequency laminate materials. It also reflects a decline in average sales price per square foot for laminates as the microwave business shifts to lower-priced wireless communication applications.

Selling and administrative expense increased 15% for the first nine months of 1997, but declined as a percentage of sales from 15% in 1996 to 13% in 1997.

Research and development expense for the first half of 1997 increased 4% from the comparable 1996 period. Significant product and process development activities included: process and product development for RO4003 and RO4350 high frequency circuit materials for commercial applications with particular emphasis on improved high volume manufacturing processes; process and product improvements to enhance performance of RO3003 and RO3010 fluoropolymer laminates; process and formulation support directed towards PORON formulations which are low outgassing and flame retardant; improved molding materials; and ENDUR component product development and application testing to support its use in new printer applications. Core technical capabilities in polymers, fillers, and adhesion are continuing to be strengthened through added organizational focus and new analytical equipment and facilities.

Net interest income for 1997 increased slightly from 1996 due mainly to the interest earned on the higher level of cash equivalents and marketable securities and to lower borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


On September 30, 1997, Rogers acquired UCB Induflex N.V. of Gent, Belgium, from UCB SA. Induflex manufactures thin aluminum and copper laminates for electromagnetic and radio frequency interference shielding, primarily in telecommunication and data communication applications. Induflex sales for 1997 are estimated to be about $11million. This acquisition expands the product range Rogers offers its computer and communication customers, complementing the high frequency and flexible circuit laminates that Rogers now sells. This business also extends Rogers capabilities in high speed lamination and slitting. The new business, Rogers Induflex N.V., will continue to operate in Gent, Belgium, which is also the location of Rogers N.V. and the base of Rogers European operations.

In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under it, the Company can borrow up to $15.0 million, or the equivalent in Belgian Francs and/or Japanese Yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002.
The Company borrowed 390,207,039 Belgian Francs (U.S. $10,759,000 as of September 28, 1997) under the new arrangement to facilitate the Rogers Induflex acquisition in Belgium.

Other income less other charges was $1.1 million for the first nine months of 1997 compared with $2.3 million for the same period in 1996. This decline was primarily the result of lower royalty income.

Sales of PORON materials and ENDUR components continued to grow at Rogers INOAC Corporation (RIC), the company's 50% owned joint venture in Japan, despite continuing economic weakness in Japan.

Durel Corporation, the 50% owned joint venture with 3M in electroluminescent lamps, is increasing production on several new custom lamp systems for the world's largest manufacturer of pagers. Durel is continuing to shift its new business focus towards wireless communication applications, gaining sales in this market while sales for a major automotive lamp program are winding down. The patent infringement lawsuit brought by Durel continues, with a trial now expected in the second quarter of 1998.

Net cash provided by operating activities amounted to $11.2 million in the first nine months of 1997 compared to $8.8 million for the same period in 1996. The primary factor contributing to the year-to-year increase from 1996 to 1997 is higher earnings.

Capital expenditures totaled $9.7 million and $4.5 million for the first nine months of 1997 and 1996, respectively. Capital spending was exceeded by cash generated from the Company's operating activities in both periods. For the full year 1997, capital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


spending is expected to more than double the $6.3 million spent in 1996. To satisfy growing demand, major capacity expansions are underway or have been completed recently at four of Rogers seven domestic manufacturing plants. These expansions include major capacity increases for microwave materials used in commercial applications and for high performance elastomer products. Both expansions will be completed in 1998. Additionally, a new production line for molding materials was completed during 1997. It is anticipated that this spending will be financed with internally generated funds.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its East Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 and added an additional provision of $275,000 in 1997 for costs related to this matter. To date, approximately $600,000 has been charged against this provision. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

                       PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

        (b) There were no reports on Form 8-K filed for the three months ended September 28, 1997.

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

Dated:  November 7, 1997