Form 10-K
period 1997-12-28
ROGERS CORP
filed 1998-03-20
CIK 84748

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-K
(Mark One)

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997

                               OR

[ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-4347



                       ROGERS CORPORATION
      [Exact name of Registrant as specified in its charter]


        Massachusetts                           06-0513860
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

       One Technology Drive
       P.O. Box 188
       Rogers, Connecticut                           06263-0188
(Address of principal executive offices)             (Zip Code)

                          (860) 774-9605
      (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:


                                   Name of each
                                   exchange on
Title of each class                which registered
-------------------                ----------------
Capital  Stock, $1 Par Value       American Stock Exchange, Inc.
                                   Pacific Exchange, Inc.
Rights to Purchase Capital Stock   American Stock Exchange, Inc.
                                   Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes       X        No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Capital Stock, $1 par value, held by non-affiliates of the Registrant as of February 25, 1998 was $291,442,062.

       The number of shares of Capital Stock, $1 par value, outstanding as of February 25, 1998 was 7,595,063.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 28, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1998  annual
meeting   of  stockholders  to  be  held  April  23,  1998,   are
incorporated by reference into Part III.

                        TABLE OF CONTENTS

                             PART I

Item                                                         Page

 1.  Business                                                  1

 2.  Properties                                                5

 3.  Legal Proceedings                                         5

 4.  Submission of Matters to a Vote of Security-Holders       6


                             PART II


 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                       7

 6.  Selected Financial Data                                   7

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       7

 7A. Quantitative and Qualitative Disclosures About Market
     Risk                                                      7

 8.  Financial Statements and Supplementary Data               7

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                       7


                            PART III

10.  Directors and Executive Officers of the Registrant        8

11.  Executive Compensation                                    8

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                8

13.  Certain Relationships and Related Transactions            8


                             PART IV


14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K                                                  9

                           SIGNATURES

     Signatures                                               13

                             PART I

Item 1.  BUSINESS
                             GENERAL

Rogers Corporation (the Company), founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. The Company has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now predominantly to a range of specialty polymer composite materials for communication, imaging, computer, transportation, and consumer applications.

New leadership in 1992 restructured the Company to focus on these materials based businesses -- circuit materials, high performance elastomers, and moldable composites. The Company's management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials based businesses. In so doing, the Company takes advantage of its core competencies in polymers, fillers, and adhesion, and applies its related materials technologies to identified market needs. Materials based businesses were the core businesses responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the Company's profits in the 1980's. During that time, the profits from the materials based businesses were often offset by substantial losses in the Company's former electronic components businesses, which are now divested.

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for elastomeric materials and related components, high frequency and flexible circuit materials, moldable composite materials, and the electroluminescent lamp joint venture with 3M.

DUROID(R), ENDUR(R), FLEX-I-MID(R), Induflex(R), LEAD/lock(R),
MEKTRON(R), MPC(R), NITROPHYL(R), PORON(R), PORON PERMAFRESH(R),
RO3000(TM), RO4000(R), Rogers Express(TM), RT/duroid(R), RX(R),
R/bak(R), R/flex(R), TMM(R), and ULTRALAM(R) are licensed trademarks of Rogers Corporation.

DUREL(R) is a trademark of Durel Corporation.

      BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 45-46 of the annual report to shareholders for the year ended December 28, 1997, is incorporated herein by reference.

                            PRODUCTS

Rogers Corporation manufactures and sells specialty polymer composite materials and components which it develops for growing markets and applications around the world. The Company has two business segments: Polymer Materials and Electronic Materials. Most products are based on the Company's technology in polymer composite materials.

POLYMER MATERIALS

Polymer Materials include high performance elastomer materials, high performance elastomer components, and moldable composite materials. The Company's Polymer Materials have high performance characteristics, allowing them to offer functional advantages in many market applications, and serving to differentiate the Company's products from competitive or other commonly available materials.

Trade names for the Company's Polymer Materials include: PORON urethane and silicone foams used for gaskets and seals in vehicles, commercial aircraft, communication devices, computers, and footwear and foot comfort products; R/bak plate backing and mounting products for cushioning flexographic printing plates; NITROPHYL floats for fuel level sensing in cars, trucks, and marine motors; ENDUR elastomer rollers and belts for document handling in copiers, computer printers, and ATMs; and, MPC and RX moldable composites for engine and transmission parts in vehicles, and for insulating parts in electric motors, appliances, and tools. Polymer Materials are sold to manufacturers in the imaging, communication, computer, transportation, and consumer products markets.

The Company's two joint ventures extend and complement the Company's worldwide businesses in Polymer Materials. The Rogers INOAC Corporation (RIC), a 50% owned joint venture with INOAC Corporation of Japan, manufactures high performance elastomer materials and components in Mie and Nagoya, Japan, and in Malaysia. The Durel Corporation, a 50% owned joint venture with Minnesota Mining and Manufacturing Company (3M), manufactures electroluminescent lamps in Chandler, Arizona.

The Company acquired the Bisco Products silicone foam business, based in Elk Grove Village, Illinois, from a subsidiary of Dow Corning Corporation at the beginning of 1997. The high performance silicone foam products of this business have heat shielding and gasketing applications in transportation markets. These materials are now sold under the PORON trademark.

ELECTRONIC MATERIALS

Electronic Materials include laminate materials for use in high frequency and microwave printed circuit boards, flexible printed circuit board laminates, and power distribution bus bars. The Company's laminate materials have special performance advantages that are specific to targeted market applications. In particular, the polymer based dielectric layers of the Company's laminates are proprietary materials which provide highly specialized electrical and mechanical properties. These attributes also serve to differentiate the Company's products from standard circuit board laminates that are more widely available.

Trade names for the Company's high frequency printed circuit board materials include RO3000 and RO4000 commercial laminates, which are for circuitry in commercial wireless transmitters, receivers, pagers, and telephones. Trade names for other high frequency or microwave printed circuit board materials include DUROID, RT/duroid, and TMM laminates, which are used for circuitry in high performance or military transmitters, receivers, radar, and guidance systems. Trade names for flexible circuit materials include FLEX-I-MID, a product marketed under a partnership agreement with Mitsui Chemicals, Inc. of Japan, and R/flex circuit materials. These flexible materials are used to make dynamic interconnections for rigid disk drives, portable computers, and miniaturized electronic devices. Electronic Materials are sold principally to independent and captive printed circuit board manufacturers who convert the Company's laminates to custom printed circuits.

Power distribution bus bars are manufactured by Rogers N.V. in Europe under the trade name MEKTRON, and sold to manufacturers of communication equipment and high voltage electrical traction systems.

Purchased from European conglomerate UCB SA on September 30,
1997, Rogers Induflex N.V. manufactures thin aluminum and copper clad industrial laminates for shielding electromagnetic and radio frequency interference in telecommunication and data communication applications.

                             BACKLOG

Excluding joint venture activity, the backlog of firm orders for Polymer Materials was $13,173,000 at December 28, 1997 and
$12,236,000 at December 29, 1996. The backlog of firm orders for Electronic Materials was $21,585,000 at December 28, 1997 and
$13,942,000 at December 29,

1996. The increase in backlog for Electronic Materials from 1996 to 1997 primarily reflects the higher sales level of FLEX-I-MID circuit material used with magneto-resistive (MR) heads in hard disk drives. The amount of unfilled orders is reasonably stable throughout the year.

                          RAW MATERIALS

The manufacture of both Polymer and Electronic Materials requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply which, if discontinued, could interrupt production. When this has occurred in the past, the Company has purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.

                            EMPLOYEES

The Company employed an average of 525 people in the Polymer
Materials operations and 468 people in the Electronic Materials operations during 1997.

                           SEASONALITY

In the Company's opinion, neither the Polymer Materials business nor the Electronics Materials business is seasonal.

                      CUSTOMERS & MARKETING

The Company's products were sold to approximately 2,200 customers worldwide in 1997. Sales to ADFlex Solutions, Inc. accounted for 11% of sales during 1997. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within both of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

The Company markets its full range of products throughout the United States and in most foreign markets. Over 85% of the Company's sales are sold through the Company's own domestic and foreign sales force, with the balance sold through independent agents and distributors.

                           COMPETITION

There are no firms which compete with the Company across its full range of product lines. However, each of the Company's products faces competition in each business segment in domestic and foreign markets. Competition comes from firms of all sizes and types, including those with substantially more resources than the Company. The Company's strategy is to offer technically advanced products which are price competitive in their markets, and to link the offerings with market knowledge and customer service. The Company believes this serves to differentiate the Company's products in many markets.

                     RESEARCH & DEVELOPMENT

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to both business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection. Although the Company vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market
position.   Early in 1996, the Company successfully settled an
infringement suit it brought against a competitor in the field of high frequency circuit materials. The settlement established the validity of the patent which covers basic technology in that field, and the competitor is paying the Company royalties on its sales of certain of its products. The Company also owns a number of registered and unregistered trademarks which it believes to be of importance.

During its fiscal year 1997, the Company spent $9,608,000 on research and development activities, compared with $9,184,000 in 1996, and $9,320,000 in 1995. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $6,908,000, $6,484,000, and $6,820,000 in 1997, 1996, and 1995, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.

                    ENVIRONMENTAL REGULATION

During fiscal year 1997, the Company spent $630,000 on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 1998 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $2,200,000, of which $880,000 has been accrued and $900,000 is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

      Name, Age           Prior Business Experience        Served in Present
and Present Position         in Past Five Years              Position Since
----------------------------------------------------------------------------
Harry H. Birkenruth, 66   President and Chief Executive
Chairman of the Board     Officer from April 1992 to
of Directors              March 1997.                         March 1997

Walter E. Boomer, 59      General in the U.S. Marine Corps
President and Chief       from June 1986 to August 1994;
Financial Officer         Senior Vice President and Chief
                          Project Management Officer of
                          McDermott International, Inc. to
                          February 1995; President of
                          Babcock & Wilcox Power Generation
                          Group and Executive Vice President
                          of McDermott International, Inc.
                          to October 1996.                    March 1997

Aarno A. Hassell, 58      Vice President, Circuit Materials
Vice President, Market    Group from January 1988 until
Development               August 1994.                        August 1994

Bruce G. Kosa, 58         Technical Director from August
Vice President,           1992 to October 1994.
Technology                                                    October 1994

Dale S. Shepherd, 50      Vice President and Secretary at
Vice President, Finance;  Kawasaki LNP Inc. from July 1991
Chief Financial Officer;  to October 1997.
and Secretary                                                 October 1997

John A. Richie, 50        Director of Human Resources from
Vice President            July 1992 to October 1994.
Human Resources                                               October 1994


Robert D. Wachob, 50      Vice President, Sales and Marketing
Senior Vice President     from October 1990 to May 1997.
Sales and Marketing                                           May 1997

Robert M. Soffer, 50
Treasurer and Assistant
Secretary                                                     March  1987
Clerk                                                         February 1992

Donald F. O'Leary, 54     Assistant Controller from April
Corporate Controller      1982 to April 1995.                 April 1995
Executive Officer                                             April 1996

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well-maintained, in good operating condition, and suitable for its current and anticipated business. Manufacturing capacity was added to the facilities located in Chandler, Arizona, and Manchester, Connecticut, during 1997. Expansions of the Chandler, Arizona, Ghent, Belgium, and Woodstock, Connecticut, processes and facilities were begun in 1997 and are expected to be completed in 1998. Operating capacity can be increased by additional worker hours at these and at several of the Company's other locations. Also, adequate land is available for foreseeable future requirements at each of the Company's owned plants.

                            Floor Space
                           (Square Feet)  Type of Facility   Leased/Owned
                           -------------  ----------------   ------------
Polymer Materials
-----------------
Manchester, Connecticut       128,000     Manufacturing      Owned
                               38,000     Warehouse          Owned
South Windham, Connecticut     88,000     Manufacturing      Owned
Woodstock, Connecticut        116,000     Manufacturing      Owned
Elk Grove Village, Illinois    93,000     Manufacturing      Leased
                                                              through 9/01

Electronic Materials
--------------------
Chandler, Arizona              56,000     Manufacturing      Owned
                               47,000     Warehouse          Owned
Chandler, Arizona*            142,000     Manufacturing
                                           Facility Held
                                           for Sale          Owned

Rogers, Connecticut           290,000     Manufacturing      Owned
Ghent, Belgium
 Rogers NV                     85,000     Manufacturing      Owned
 Rogers Induflex NV            96,000     Manufacturing      Owned
Tokyo, Japan                    1,500     Sales Office       Leased
                                                              through 8/98
Wanchai, Hong Kong              1,300     Sales Office       Leased
                                                              through 3/99

Corporate
Rogers, Connecticut           116,000     Corporate
                                           Headquarters/
                                           Research &
                                           Development       Owned

* The company is leasing this facility to the purchaser of the flexible interconnections business, which was sold in 1993.


Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in four cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl
(PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 and based on updated estimates provided an additional $700,000 in 1997 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 was charged in both 1996 and 1997. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter, the United States Environmental Protection Agency (the "EPA") originally sought an administrative penalty of $227,000, which was later changed to $300,000. The EPA has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal, but a penalty hearing has not yet been held. The Company disputes the allegations and intends to contest the assessment of any penalty.

The Company is not involved in any other litigation which management believes will materially and adversely affect its financial condition or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 48, under the caption "Restriction on Payment of Dividends" in Note H on page 39, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 54 of the 1997 annual report to shareholders.

At February 25, 1998, there were 1,109 shareholders of record.

Item 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 25 of the 1997 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 49 through 56 of the 1997 annual report to shareholders.

Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Not applicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages
26 through 47 and under the caption "Quarterly Results of Operations (Unaudited)" on page 48 of the 1997 annual report to shareholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 2 of the Registrant's definitive proxy statement dated March 16, 1998, for its 1998 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" on page 5 and "Executive Compensation" on pages 6 through 13 of the Registrant's definitive proxy statement, dated March 16, 1998, for its 1998 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 3 and "Beneficial Ownership of More than Five Percent of the Corporation's Stock" on page 4 of the Registrant's definitive proxy statement, dated March 16, 1998, for its 1998 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to certain relationships and related transactions included under the captions "Other Arrangements and Payments" and "Certain Relationships and Related Transactions" on page 14 of the Registrant's definitive proxy statement, dated March 16, 1998, for its 1998 annual meeting of stockholders filed pursuant to
Section 14(a) of the Act.

                            PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


(a)(1) - The following consolidated financial statements of
           Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 28, 1997, are incorporated by reference in Item 8:

           Consolidated Balance Sheets--December 28, 1997 and
             December 29, 1996
           Consolidated Statements of Income and Retained Earnings--
             Fiscal Years Ended December 28, 1997, December 29,
             1996, and December 31, 1995
           Consolidated Statements of Cash Flows--Fiscal Years Ended
             December 28, 1997, December 29, 1996, and December 31, 1995 Notes to Consolidated Financial Statements--December 28, 1997

   (2) - The following consolidated financial statement schedule of Rogers Corporation and consolidated subsidiaries is included in Item 14(d):

           Schedule II - Valuation and Qualifying Accounts


 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K):


      3a Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as Exhibit 3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (the 1988 Form 10-K)*.

      3b Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on August 10, 1966, were filed as Exhibit 3b to the 1988 Form 10-K*.

      3c  Articles of Merger of Parent and Subsidiary
          Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on December 29, 1975, were filed as Exhibit 3c to the 1988 Form 10-K*.

      3d Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit 3d to the 1988 Form 10-K*.

      3e Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit 3e to the 1988 Form 10-K*.

      3f Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 2, 1982, were filed as Exhibit 3f to the 1988 Form 10-K*.

      3g  Articles of Merger of Parent and Subsidiary
          Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on December 31, 1984, were filed as Exhibit 3g to the 1988 Form 10-K*.

      3h Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1988, were filed as Exhibit 3h to the 1988 Form 10-K*.

      3i  By-Laws of the Company as amended on March 28, 1991,
          September 10, 1991, and June 22, 1995 were filed as
          Exhibit 3i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the 1995 Form 10-K)*.

      3j Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 24,
          1994, were filed as Exhibit 3j to the 1995 Form 10-K*.

      4a Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant hereby undertakes to file these instruments with the Commission upon request.

      4b 1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997. The June 19, 1997 and July 7, 1997 amendments were filed on Form 8-A/A dated July 21, 1997*.

     10a Rogers Corporation Incentive Stock Option Plan** (1979, as amended July 9, 1987 and October 23, 1996). The 1979 plan and the July 9, 1987 amendment were filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1988 (the 1987 Form 10-K). The October 23, 1996 amendment was filed as Exhibit 10a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the 1996 Form 10-K)*.

     10b Description of the Company's Life Insurance Program**, was filed as Exhibit K to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1980*.

     10c  Rogers Corporation Annual Incentive Compensation Plan**
          (as restated and amended on December 18, 1996) was filed as Exhibit 10c to the 1996 Form 10-K*.

     10d Rogers Corporation 1988 Stock Option Plan** (as amended December 17, 1988, September 14, 1989, and October 23,
          1996). The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*. The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*.

     10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996), was filed as Registration Statement No. 333-14419 on Form S-8 dated
          October 18, 1996*.

     10f Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

     10g Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the 1987 Form 10-K*.

     10h Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on December 6, 1996 and amended on December 18, 1997). The 1996 plan, as amended and restated on December 6, 1996, was filed as Exhibit 10h to the 1996 Form 10-K*. The 1997 amendment is filed herewith.

     10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December
          26, 1995 and December 27, 1996). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively*.

     10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on October 18, 1994, December 22, 1994, December 21, 1995, December 22, 1995, and April 16, 1996). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively*.

     10k Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** dated December 18,
          1997.

     13 Portions of the Rogers Corporation 1997 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

     21   Subsidiaries of the Registrant.

     23   Consent of Independent Auditors.

     27.1 Financial Data Schedule.

     27.2 Financial Data Schedule (Restated Fiscal Year-Ends 1995 and 1996).

     27.3 Financial Data Schedule (Restated Quarters 1, 2, and 3 of 1996).

     27.4 Financial Data Schedule (Restated Quarters 1, 2, and 3 of 1997).

 * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**  Management Contract.


(b) No reports on Form 8-K were filed during the three months ended December 28, 1997.


(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in Thousands)              Additions                         Balance
                        Balance at  Charged to  Charged               at End
                        Beginning   Costs and   to Other  Other       of
      Description       of Period   Expenses    Accounts  Deductions  Period
------------------------------------------------------------------------------
Year ended Dec. 28, 1997:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale          $   492     $  --      $   --    $    --    $   492

Year ended Dec. 29, 1996:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale          $ 2,032     $  --      $   --    $ 1,540*   $   492

Year ended Dec. 31, 1995:
 Deducted from asset
 accounts:
   Net realizable value
   allowance for assets
   held for sale          $ 1,587     $  --      $  445    $    --    $ 2,032

*  Allowance applicable to assets sold during 1996 at approximate book value.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              ROGERS CORPORATION
                              (Registrant)



Date:  March 20, 1998         by /s/DALE S. SHEPHERD
                              Dale S. Shepherd
                              Vice President, Finance; Chief
                              Financial Officer; and
                              Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/WALTER E. BOOMER        President (Principal Executive
      Walter E. Boomer        Officer) and Director

By /s/HARRY H. BIRKENRUTH     Chairman of the Board
      Harry H. Birkenruth

By /s/LEONID V. AZAROFF       Director
      Leonid V. Azaroff

By /s/LEONARD M. BAKER        Director
      Leonard M. Baker

By /s/WALLACE BARNES          Director
      Wallace Barnes

By /s/MILDRED S. DRESSELHAUS  Director
      Mildred S. Dresselhaus

By /s/DONALD J. HARPER        Director
      Donald J. Harper

By /s/GREGORY B. HOWEY        Director
      Gregory B. Howey

By /s/LEONARD R. JASKOL       Director
      Leonard R. Jaskol

By /s/WILLIAM E. MITCHELL     Director
      William E. Mitchell

             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                    Percentage
                                    of Voting     Jurisdiction
                                    Securities    of Incorporation
         Company                       Owned      or Organization
         -------                    ----------    ----------------
    Rogers L-K Corp.                   100%       Delaware

    Rogers Japan, Inc.                 100%       Delaware

    Rogers Southeast Asia, Inc.        100%       Delaware

    TL Properties, Inc.                100%       Arizona

    World Properties, Inc.             100%       Illinois

    Rogers Export Sales Corporation    100%       Barbados

    Rogers Induflex N.V.               100%       Belgium

    Rogers N.V.                        100%       Belgium

    Rogers GmbH                        100%       Germany

    Rogers (UK) LTD.                   100%       England

    Rogers S.A.                        100%       France

*   Rogers INOAC Corporation            50%       Japan

*   Durel Corporation                   50%       Delaware


* These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                          EXHIBIT 23

                CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Rogers Corporation of our report dated
February 2, 1998, included in the 1997 Annual Report to
Shareholders of Rogers Corporation.

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

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219,
33-64314, 33-44087, 33-53353, 333-14419, and 333-42545, and Form
S-3 No. 33-53369) pertaining to various stock option and employee savings plans, and stock grants, of Rogers Corporation of our report dated February 2, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.


                                           ERNST & YOUNG LLP


Providence, Rhode Island
March 16, 1998

                        AMENDMENT TO THE
         ROGERS CORPORATION 1994 STOCK COMPENSATION PLAN
                  AS RESTATED OCTOBER 17, 1996

The Rogers Corporation 1994 Stock Compensation Plan, as restated
October 17, 1996 (the "Plan"), is hereby further amended as follows:

     1. Section 5(b)(i) of the Plan is hereby amended by adding the following sentence at the end thereof:

          "Notwithstanding the foregoing, on and after the date the Rogers Corporation 1998 Stock Incentive Plan is approved by the stockholders of the Company, no Non-
          Qualified Stock Options would be granted to Non-
          Employee Directors pursuant to the provisions of this
          Section  5(b)(i)."

     2. Section 6(a) of the Plan is hereby amended be adding the following sentence at the end thereof:

          "Notwithstanding the foregoing, on and after the date the Rogers Corporation 1998 Stock Incentive Plan is approved by the stockholders of the Company, no Stock
          Awards would be granted to Non-Employee Directors pursuant to the provisions of this Section 6(a)."

     3. Section 11(b)(iii) of the Plan is hereby amended by deleting the reference to "80%" and substituting in lieu thereof the reference to "60%." Such amendment shall be effective with respect to Awards granted on or after December 17, 1997.

Executed this 18th day of December, 1997.


                              ROGERS CORPORATION



                              By:  /s/ Robert M. Soffer
                                   Robert M. Soffer, Treasurer

                        LONG-TERM ENHANCEMENT PLAN
                           FOR SENIOR EXECUTIVES
                                    OF
                            ROGERS CORPORATION


1. Purpose. This Plan is intended as a long-term income enhancement plan for a select group of senior executive employees of the Company.

2. Definitions. Capitalized terms not otherwise defined herein shall have the meanings set forth below:

    a) "Award" shall mean, for any Participant, the amount granted to a Participant as an Enhancement Payment or Transition Payment pursuant to Section 5(a), 5(b) or 5(c).

    b) "Capital Stock" shall mean the capital (common) stock, $1.00 par value, of Rogers Corporation.

    c) "Committee" shall mean the Pension Committee of the Board of Directors of Rogers Corporation. However, each member of the Committee who does not qualify as a "non-employee director" within the meaning of Rule 16b-3(b)(3)(i) of the Securities Exchange Act of 1934, as amended, will either abstain or recuse himself or herself from exercising discretionary power with respect to the Plan.

    d) "Company" shall mean Rogers Corporation, and any corporation, partnership or other organization as to which Rogers Corporation owns fifty percent or more of the economic interest.

    e) "Effective Date" shall mean December 17, 1997.

    f) "Employee" shall mean an employee who is a senior executive employee of the Company.

    g) "Enhancement Payment" shall mean the amount granted to a Participant pursuant to Section 5(a) or 5(b).

    h) "Participant" shall mean an Employee designated by the Committee pursuant to Section 4 to participate herein.

    i) "Plan" shall mean the Long-Term Enhancement Plan for Senior Executives of Rogers Corporation as set forth herein, as amended from time to time.

                                    1 of 7

    j) "Transition Payment" shall mean the amount granted to a Participant pursuant to Section 5(c).

3. Administration. The Committee shall have sole discretionary power to interpret the provisions of the Plan, to administer the Plan and to make all decisions and exercise all rights of the Company with respect to the Plan. The Committee shall have final authority to apply the provisions of the Plan and to determine, in its sole discretion, the amount of any Award to be paid to Participants hereunder. The Committee shall also have the exclusive discretionary authority to make all other determinations (including, without limitation, the interpretation and construction of the Plan and the determination of relevant facts) regarding the entitlement to benefits hereunder and the amount of benefits to be paid under the Plan. The Committee's exercise of this discretionary authority shall at all times be in accordance with the terms of the Plan and shall be entitled to deference upon review by any court, agency or other entity empowered to review its decision, and shall be enforced, provided that it is not arbitrary, capricious or fraudulent.

    The rights of the Company hereunder which have not been delegated to the Committee shall be exercised by the elected corporate officers of the Company. If the Committee were to be disbanded or terminated for any reason whatsoever, the powers and duties granted to the Committee under this Plan shall be exercised instead by a specially designated committee appointed by the full Board of Directors of the Company.

4. Eligibility. Participants in the Plan shall be those Employees who are recommended for participation in the Plan by the President of the Company and who receive the Committee's approval for participation in the Plan. The Participants in the Plan shall be identified on Exhibit A attached hereto, as the same may be amended by the Committee from time to time.

5.  Awards.

    a) Annual Enhancement Payments. It is expected that with respect to fiscal year 1997 and each subsequent fiscal year, an Award shall be made to each Participant in an amount equal to ten percent (10%) of the annual bonus earned by such Participant for such fiscal year (each, an "Enhancement Payment"). Notwithstanding the foregoing, the Committee must authorize each Enhancement Payment hereunder and shall retain the authority, exercisable in its sole discretion, to reduce or eliminate the Enhancement Payment for any Participant(s) with respect to any fiscal year.

    b) 1996 Enhancement Payments. An Award shall be made in January, 1998 to each of the Participants listed on the attached Exhibit A in an amount equal to 10% of the bonus paid to each such Participant with respect to fiscal year 1996 (each, an "Enhancement Payment").

                                      2 of 7

    c) Transition Payments.

       i) An Award shall be made on the timetable described in Section 5(c)(ii) with respect to fiscal years 1993, 1994 and 1995 (each, a "Transition Payment") to each of the Participants listed on the attached Exhibit A in an amount equal to 10% of the bonus paid to each such Participant for each such fiscal year, increased by 10% (compounded annually) on each January 1 beyond which payment is deferred from when it would have been made had the Plan then been in effect.

       ii) Each Transition Payment shall be made as soon as possible after July 1 of the calendar year which is five years after the fiscal year with respect to which such Transition Payment is being made (for example, July 1, 1998 for the Transition Payment with respect to fiscal year 1993), provided the Participant is still employed by the Company on such July 1.

6.  Form of Awards.

    a) Method of Payment of Awards. The Awards granted under this Plan generally shall be payable in the form of shares of Capital Stock; provided, however, that Harry H. Birkenruth and Howard A. Raphaelson (and such other Participants as may be determined in the sole discretion of the Committee) shall receive their Enhancement Payments and Transition Payments in cash. Each fractional share which results from the determination of an Award shall be payable as a full share of Capital Stock.

    b) Notwithstanding the foregoing, no shares of Capital Stock shall be issued pursuant to an Award until all applicable securities law and other legal and stock exchange requirements have been satisfied. Furthermore, if, after reasonable efforts, the Company is unable to comply with all applicable securities law and other legal and stock exchange requirements with respect to a Participant, the Awards granted under this Plan shall be payable in cash to such Participant, subject to approval by the Committee.

    c) Timing of Payment of Awards. Each Enhancement Payment which is authorized by the Committee (other than the Enhancement Payment with respect to the bonus earned for fiscal year 1996) shall be made by June 30 of the calendar year following the fiscal year with respect to which such Enhancement Payment was earned. Each Enhancement Payment with respect to the bonus earned for fiscal year 1996 shall be made in January, 1998, or as soon thereafter as is practical. Each Transition Payment shall be made as soon as possible after July 1 of the calendar year which is five years after the fiscal year with respect to which such Transition Payment is being made, provided the Participant is still employed by the Company on such July 1.

                                  3 of 7

    d) Valuation of Capital Stock. In determining the number of shares of Capital Stock to be issued with respect to each Enhancement Payment (other than the Enhancement Payment with respect to the bonus earned for fiscal year 1996), such Capital Stock shall be valued at the average of the closing prices of such Capital Stock on the 15 business days immediately preceding the date the Committee authorizes such Enhancement Payment. In determining the number of shares of Capital Stock to be issued with respect to each Enhancement Payment with respect to the bonus earned for fiscal year 1996, such Capital Stock shall be valued at the average of the closing prices of such Capital Stock on the last 15 business days of the calendar month of December, 1997. In determining the number of shares of Capital Stock to be issued with respect to each Transition Payment, such Capital Stock shall be valued at the average of the closing prices of such Capital Stock on the 15 business days immediately preceding July 1 of the calendar year in which such Transition Payment is made.

    e) In the event that the Capital Stock does not trade on an established market on any of the 15 business days preceding the dates specified above, such day or days shall be disregarded in determining the average closing price of such Capital Stock and the number of days used for this purpose shall be the actual number of days on which such Capital Stock was traded.

    f) Nature of Awards. Until such time as the actual payment of an Award is made under this Plan, Awards shall not constitute or be treated as property or as a trust fund of any kind or as capital stock of the Company, stock options or any other form of equity interest.
       A Participant shall have only those rights set forth in this Plan with respect to any Award granted to such Participant and shall have no rights as a stockholder or creditor of the Company by virtue of having been granted such Award or Awards until actual receipt by such Participant of the shares of Capital Stock contemplated by such Award or Awards.

    g) Withholding From Payments to Participants. Notwithstanding anything to the contrary elsewhere herein, all payments required to be made by the Company hereunder shall be subject to the withholding of such amounts as the Company reasonably may determine to be required to be withheld for tax purposes pursuant to applicable federal, state or local law or regulation. The Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant, including, in the sole discretion of the Company, by withholding shares of Capital Stock otherwise distributable hereunder.

7. Certification of Ownership. Each Participant shall be required, prior to March 31 of each calendar year beginning in calendar year 1998, to certify to the Committee that he or she has not sold, transferred or otherwise encumbered any of the shares of Capital Stock which had previously been distributed to him or her as an Award under the Plan.

                                 4 of 7

    Such certification of ownership shall be made substantially in the form of Exhibit B attached hereto. Failure to make such certification shall render the Participant ineligible for any grants of future Awards or distributions under the Plan, except as otherwise determined by the Committee in its sole discretion.

8. Termination of Employment. A Participant whose employment with the Company terminates for any reason prior to the authorization by the Committee of the Enhancement Payment with respect to any fiscal year pursuant to Section 5(a) shall forfeit all rights to any Award with respect to such fiscal year; provided, however, that the Committee may elect, in its sole discretion, to provide for the payment of all or any portion of an Award to such a Participant with respect to such fiscal year. A Participant whose employment terminates for any reason prior to the July 1 as of which any Transition Payment is to be made shall forfeit all rights to such Award. Notwithstanding the foregoing, (a) if a Participant who is entitled to receive one or more Transition Payments under the Plan dies, becomes permanently disabled, or retires at or after obtaining age sixty-five before receiving any such Transition Payment, such Transition Payment(s) shall be made in shares of Capital Stock to such Participant (or his beneficiary) within 90 days of his termination of employment, based upon the average of the closing prices of such Capital Stock on the 15 business days immediately preceding such event and (b) the aggregate Transition Payments to Harry H. Birkenruth and Howard A. Raphaelson shall be paid to such Participants in cash in January, 1998.

9. Change In Control. Notwithstanding anything to the contrary elsewhere herein, if a Change in Control shall occur, (a) all Participants who are employed by the Company on the date such Change in Control occurs shall receive payment of all remaining Transition Payments in cash as soon as practicable following such occurrence and (b) no Participant shall be required to submit a certificate pursuant to Section 7 after such Change in Control occurs. "Change in Control" shall mean the occurrence of any one of the following events:

       i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) (other than Rogers Corporation, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of Rogers Corporation in substantially the same proportions as their ownership of stock of Rogers Corporation) directly or indirectly, of securities of Rogers Corporation representing twenty percent (20%) or more of the combined voting power of Rogers Corporation's then outstanding securities; or

       ii) persons who, as of the Effective Date, constitute Rogers Corporation's Board of Directors (the "Incumbent Board") cease for any reason,

                                  5 of 7
            including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of Directors, provided that any person becoming a Director of Rogers Corporation subsequent to the Effective Date whose nomination or election was approved by at least a majority of the Directors then comprising the Incumbent Board shall, for purposes of this Plan, be considered a member of the Incumbent Board; or

       iii) the stockholders of Rogers Corporation approve a merger or consolidation of Rogers Corporation with any other corporation or other entity, other than (a) a merger or consolidation which would result in the voting securities of Rogers Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 60% of the combined voting power of the voting securities of Rogers Corporation or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of Rogers Corporation (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of Rogers Corporation's then outstanding securities; or

       iv) the stockholders of Rogers Corporation approve a plan of complete liquidation of Rogers Corporation or an agreement for the sale or disposition by Rogers Corporation of all or substantially all of the assets of Rogers Corporation.

10. Amendment or Termination of Plan. The Committee may amend or terminate this Plan at any time or from time to time; provided, however, that no such amendment or termination shall in any material adverse way affect the rights of any Participant with respect to any remaining Transition Payments.

11. Limitation of Liability. Subject to its obligation to make payments as provided for hereunder, neither the Company, the Committee nor any other person acting on behalf of the Company shall be liable for any act performed or the failure to perform any act with respect to this Plan, except in the event that there has been a judicial determination of willful misconduct on the part of the Company, the Committee or such other person. The Company is under no obligation to fund any of the payments required to be made hereunder in advance of their actual payment. No Participant, his or her estate, beneficiary or beneficiaries, or the estate of any of his or her beneficiaries shall have any right, other than the right of an unsecured general creditor, against the Company in respect of the benefits to be paid hereunder.

                                 6 of 7

12. Assignability. Except as otherwise provided by law, no benefit hereunder shall be assignable, or subject to alienation, garnishment, execution or levy of any kind, and any attempt to cause any benefit to be so subject shall be void.

13. No Contract for Continuing Services. This Plan shall not be construed as creating any contract for continued services between the Company and any Participant and nothing herein contained shall give any Participant the right to be retained as an Employee of the Company.

14. Governing Law. This Plan shall be construed, administered, and enforced in accordance with the laws of the Commonwealth of Massachusetts.

    EXECUTED this 18th day of December, 1997.


                              ROGERS CORPORATION



                              By:  /s/ Robert M. Soffer
                                   Robert M. Soffer, Treasurer


                                7 of 7

                                                                  EXHIBIT A

        Initial Participants in the Long-Term Enhancement Plan for
                  Senior Executives of Rogers Corporation


       Name                    Position
       ----                    --------
  1.  Dirk M. Baars            Molding Materials Division Vice President

  2.  Harry H. Birkenruth      Chairman of the Board of Directors

  3.  Walter E. Boomer         President and Chief Executive Officer

  4.  Robert C. Daigle         Microwave Materials Division Manager

  5.  Aarno A. Hassell         Vice President, Market and Venture Development

  6.  Harry W. Kenworthy       High Performance Elastomers Division Vice
                               President

  7.  Bruce G. Kosa            Vice President, Technology

  8.  Donald F. O'Leary        Corporate Controller

  9.  Howard A. Raphaelson     Director, Risk Management

  10. David W. Richardson      Composite Materials Division Manager

  11. John A. Richie           Vice President, Human Resources

  12. Ronald F. Robinson       Vice President, Consumer & Printing Markets
                               Center

  13. William C. Schunmann     International Marketing Vice President

  14. Dale S. Shepherd         Vice President, Finance

  15. W. Harry Short           Director, Corporate Operations

  16. Robert M. Soffer         Treasurer

  17. Robert D. Wachob         Senior Vice President, Sales & Marketing

                                 1 of 1
                                                                    12/97
                                  F-11

                                                                  EXHIBIT B

                        CERTIFICATION OF OWNERSHIP


     I, ______________________, hereby certify to the Pension Committee of the Board of Directors of Rogers Corporation that I have not sold,

transferred or otherwise encumbered any of the shares of Capital Stock of

Rogers Corporation which I have received as an Enhancement Payment or

Transition Payment under the Long-Term Enhancement Plan for Senior

Executives of Rogers Corporation.


Signed,



____________________          ______________________________
Date                          [Name of Participant]

SELECTED FINANCIAL DATA

(Dollars in Thousands, Except per Share Amounts)
----------
                              1997      1996      1995      1994      1993
                          --------  --------  --------  --------  --------
SALES AND INCOME
----------
Net Sales                 $189,652  $141,476  $140,293  $133,866  $123,168
Income Before Income
  Taxes                     22,005    17,657    15,390    10,712     6,716
Net Income                  16,500    13,949    13,081    10,134     6,670

PER SHARE DATA
----------
Basic*                        2.21      1.92      1.84      1.50      1.07
Diluted*                      2.10      1.83      1.69      1.41      1.05
Book Value                   12.51     10.43      8.42      6.41      4.33

FINANCIAL POSITION
  (YEAR-END)
----------
Current Assets              79,483    62,725    55,766    47,720    36,842
Current Liabilities         33,983    24,637    24,412    23,016    23,683

Ratio of Current Assets
  to Current Liabilities 2.3 to 1 2.5 to 1 2.3 to 1 2.1 to 1 1.6 to 1 Cash, Cash Equivalents,
  and Marketable
  Securities                21,555    19,631    14,676    13,851     4,533
Working Capital             45,500    38,088    31,354    24,704    13,159
Property, Plant and
  Equipment - Net           52,201    36,614    36,473    34,061    36,807
Total Assets               158,440   119,227   102,516    89,443    81,837
Long-Term Debt less
  Current Maturities        13,660     3,600     4,200     6,675    14,190
Shareholders' Equity        94,378    77,212    60,098    45,125    27,891
Long-Term Debt as a
  Percentage of
  Shareholders' Equity         14%        5%        7%       15%       51%


OTHER DATA
----------
Depreciation and
  Amortization               6,614     5,781     5,738     6,680     6,691
Research and Development
  Expenses                   9,608     9,184     9,320     9,230     9,495
Capital Expenditures        17,739     6,326     8,853     4,648     8,582
Number of Employees
  (Average)                    993       854       928       977     1,104
Net Sales per Employee         191       166       151       137       112
Number of Shares
  Outstanding at
  Year-End               7,543,699 7,405,961 7,135,090 7,045,270 6,444,922


* The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards
    (FAS) No. 128, Earnings per Share. For further discussion of earnings per share and the impact of FAS No. 128, see "Net Income Per Share" in Note A.

CONSOLIDATED BALANCE SHEETS
----------

                                             December 28,  December 29,
(Dollars in Thousands)                              1997          1996
                                              ----------    ----------

ASSETS
----------
Current Assets:

Cash and Cash Equivalents                     $  18,791     $  18,675

Marketable Securities                             2,764           956

Accounts Receivable, Net                         28,658        21,108

Inventories:

  Raw Materials                                  10,262         6,183

  In-Process and Finished                        12,446         7,539

  Less LIFO Reserve                              (1,123)       (1,049)
                                              ---------     ---------

       Total Inventories                         21,585        12,673

Current Deferred Income Taxes                     1,936         2,807

Assets Held for Sale, Net of Valuation
  Reserves of $492 in each year (Note B)          5,158         5,158

Other Current Assets (Note B)                       591         1,348
                                              ---------     ---------

       Total Current Assets                      79,483        62,725
                                              ---------     ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of $63,855
  and $57,928                                    52,201        36,614

Investment in Unconsolidated Joint Venture        5,373         4,975

Pension Asset                                     4,731         3,851

Acquisition Escrow (Note B)                          --         8,994

Goodwill and Other Intangible Assets             14,500           129

Other Assets                                      2,152         1,939
                                              ---------     ---------

       Total Assets                           $ 158,440     $ 119,227
                                              =========     =========

                                             December 28,  December 29,
(Dollars in Thousands)                              1997          1996
                                              ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------
Current Liabilities:

Accounts Payable                              $  16,771     $   9,726

Current Maturities of Long-Term Debt                600           600

Accrued Employee Benefits and Compensation        8,098         5,880

Accrued Income Taxes Payable                      3,628         3,345

Taxes, Other than Federal and Foreign Income        839         1,175

Other Accrued Liabilities                         4,047         3,911
                                              ---------     ---------
      Total Current Liabilities                  33,983        24,637
                                              ---------     ---------
Long-Term Debt, less Current Maturities          13,660         3,600

Noncurrent Deferred Income Taxes                  2,311           419

Noncurrent Pension Liability                      3,900         3,615

Noncurrent Retiree Health Care and Life
  Insurance Benefits                              6,277         6,342

Other Long-Term Liabilities                       3,931         3,402

Shareholders' Equity:
  Capital Stock, $1 Par Value (Notes A & J):
    Authorized Shares 25,000,000; Issued and
    Outstanding Shares 7,543,699 and 7,405,961    7,544         7,406

  Additional Paid-In Capital                     31,097        29,691

  Unrealized Loss on Marketable Securities           (5)           (2)

  Currency Translation Adjustment                 1,160         2,035

  Retained Earnings                              54,582        38,082
                                              ---------     ---------
    Total Shareholders' Equity                   94,378        77,212
                                              ---------     ---------
    Total Liabilities and Shareholders'
      Equity                                  $ 158,440     $ 119,227
                                              =========     =========


----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
----------

(Dollars in Thousands, Except Per             1997        1996        1995
 Share Amounts)                          ---------   ---------   ---------

Net Sales                                $ 189,652   $ 141,476   $ 140,293

  Cost of Sales                            133,653      97,279      96,457
  Selling and Administrative Expenses       26,061      21,285      21,501
  Research and Development Expenses          9,608       9,184       9,320
                                         ---------   ---------   ---------
Total Costs and Expenses                   169,322     127,748     127,278
                                         ---------   ---------   ---------
Operating Income                            20,330      13,728      13,015

  Other Income less Other Charges            1,108       3,415       2,440
  Interest Income (Expense), Net               567         514         (65)
                                         ---------   ---------   ---------
Income Before Income Taxes                  22,005      17,657      15,390

  Income Taxes                               5,505       3,708       2,309
                                         ---------   ---------   ---------
Net Income                                  16,500      13,949      13,081

  Retained Earnings at Beginning of Year    38,082      24,133      11,052
                                         ---------   ---------   ---------
Retained Earnings at End of Year         $  54,582   $  38,082   $  24,133
                                         =========   =========   =========
Net Income Per Share (Notes A & J):
  Basic                                  $    2.21   $    1.92   $    1.84
                                         ---------   ---------   ---------

  Diluted                                $    2.10   $    1.83   $    1.69
                                         ---------   ---------   ---------
Shares Used in Computing (Notes A & J):
  Basic                                  7,474,992   7,283,625   7,103,428
                                         ---------   ---------   ---------

  Diluted                                7,863,084   7,627,184   7,719,094
                                         =========   =========   =========

----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:                            1997       1996       1995
----------                                     --------   --------   --------
Net Income                                     $ 16,500   $ 13,949   $ 13,081
Adjustments to Reconcile Net Income
  to Cash Provided by Operating Activities:
    Depreciation and Amortization                 6,614      5,781      5,738
    (Benefit) Expense for Deferred Income Taxes   2,543     (1,439)      (768)
    Equity in Undistributed (Income) of
      Unconsolidated Joint Ventures, Net           (635)    (1,555)      (556)
    (Gain) Loss on Disposition of Assets             52        (10)       129
    Noncurrent Pension and Postretirement
      Benefits                                    1,610      1,482      1,455
    Other, Net                                     (783)       202      1,674
    Changes in Operating Assets and Liabilities
      Excluding Effects of Acquisition and
      Disposition of Assets:
        Accounts Receivable                      (6,683)    (2,173)    (1,881)
        Inventories                              (6,515)    (2,000)    (2,847)
        Prepaid Expenses                           (161)         3         (7)
        Accounts Payable and Accrued Expenses     6,414         46     (4,148)
                                               --------   --------   --------
            Net Cash Provided by Operating
              Activities                         18,956     14,286     11,870

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
----------
Capital Expenditures                            (17,739)    (6,326)    (8,853)
Proceeds from Sale of Business                       --      2,567         --
Acquisition of Businesses                       (11,589)    (9,690)        --
Proceeds from Sale of Property, Plant and
  Equipment                                          59        946         11
Proceeds from Sale of Marketable Securities          --        609         --
Purchase of Marketable Securities                (1,808)        --     (1,565)
Investment in Unconsolidated Joint Ventures
  and Affiliates                                    386        490         --
                                               --------   --------   --------
            Net Cash Used in Investing
              Activities                        (30,691)   (11,404)   (10,407)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
----------
Proceeds from Short- and Long-Term Borrowings    12,259         --         --
Repayments of Debt Principal                     (2,100)      (600)    (3,100)
Proceeds from Sale of Capital Stock               1,544      3,427        810
                                               --------   --------   --------
            Net Cash Provided by (Used in)
              Financing Activities               11,703      2,827     (2,290)

Effect of Exchange Rate Changes on Cash             148       (145)        87
                                               --------   --------   --------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       116      5,564       (740)
  Cash and Cash Equivalents at Beginning of
    Year                                         18,675     13,111     13,851
                                               --------   --------   --------
Cash and Cash Equivalents at End of Year       $ 18,791   $ 18,675   $ 13,111
                                               ========   ========   ========
----------
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------

NOTE A-ACCOUNTING POLICIES
----------

ORGANIZATION:
----------
Rogers Corporation manufactures specialty materials, which it sells to targeted markets around the world.

In 1997 Rogers had two business segments which were about equal in size based on sales and assets. Polymer Materials included high performance elastomer materials and components, and moldable composite materials. Polymer
Materials were sold principally to manufacturers in the imaging, transportation, consumer, communication, and computer markets. Electronic
Materials included circuit board laminates for high frequency printed circuits, flexible circuit board laminates for interconnections, industrial laminates for shielding of electromagnetic interference, and bus bars for power distribution.
Electronic Materials were sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, communication, transportation, and consumer markets.

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

INVENTORIES:
----------
Inventories are valued at the lower of cost or market. Certain inventories, amounting to
$6,028,000 at December 28, 1997, and $4,994,000 at
December 29, 1996, or 28% and 39% of total Company inventories in the respective periods, are valued at the lower of cost, determined by the last-in, first-out method, or market. The cost of the remaining portion of the inventories was determined principally on the basis of standard costs, which approximate actual first-in, first-out (FIFO) costs.

PROPERTY, PLANT AND EQUIPMENT:
----------
Property, plant and equipment is stated on the basis of cost, including capitalized interest.
For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

                                  Years
  -------------------------------------
  Buildings                    30 -- 45
  Building improvements        10 -- 25
  Machinery and equipment       5 -- 15
  Office equipment              3 -- 10

INTANGIBLE ASSETS:
----------
Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost. Goodwill is being amortized on a straight-line method over 40 years. Amortization charges to operations amounted to $258,000 in 1997. When events and circumstances so indicate, all long-term assets are assessed for recoverability based upon cash flow forecasts. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 28, 1997.

Purchased patents and licensed technology are capitalized and amortized on a straight-line basis over their estimated useful lives, generally from 2 to 17 years.

PENSIONS:
----------
The Company has two qualified noncontributory defined benefit pension plans covering substantially all U.S. employees. The plan covering salaried employees provides benefits based on salary, years of service, and age, while those plans covering hourly employees provide benefits based on stated amounts for each year of credited service with adjustments depending on age. The Company's funding policy for its qualified plans is to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement
Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

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

NET INCOME PER SHARE:
----------
In 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share." FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the FAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:


(Dollars in Thousands, Except Per
  Share Amounts)                            1997        1996        1995
                                      ----------  ----------  ----------
Numerator:
  Net income                          $   16,500  $   13,949  $   13,081

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares    7,474,992   7,283,625   7,103,428

  Effect of stock options                388,092     343,559     615,666
                                      ----------  ----------  ----------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions    7,863,084   7,627,184   7,719,094
                                      ==========  ==========  ==========

Basic earnings per share              $     2.21  $     1.92  $     1.84
                                      ==========  ==========  ==========

Diluted earnings per share            $     2.10  $     1.83  $     1.69
                                      ==========  ==========  ==========


USE OF ESTIMATES:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:
----------
The Company has not yet adopted Statement of Financial
Accounting Standards (FAS) No. 130, "Reporting
Comprehensive Income", or FAS No. 131, "Disclosures
About Segments of an Enterprise and Related
Information", which are effective for fiscal year 1998.
Management has not completed its review of these Statements, but does not anticipate that either
Statement will have a material effect on the Company's financial statements.


NOTE B-ACQUISITIONS AND DIVESTITURES
----------

ROGERS INDUFLEX N.V. ACQUISITION:
----------
The Company acquired UCB Induflex N.V. of Ghent,
Belgium from UCB S.A. on September 30, 1997. Induflex, which is now known as Rogers Induflex N.V., manufactures thin aluminum and copper laminates for shielding electromagnetic and radio frequency interference, primarily in telecommunication and data communication applications. The purchase included the business and its Ghent, Belgium facility.

For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, Rogers
Induflex N.V.'s results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of approximately $11.3 million, which includes costs of acquisition, has been allocated to the assets of the Company based upon their respective fair market values.
The excess of the purchase price over assets acquired
(Goodwill) approximated $6.1 million and is being amortized over 40 years.

The majority of the purchase price was funded through a new Multi-Currency Revolving Credit Agreement with
Fleet National Bank, although the Company could have drawn down its cash position to make the purchase. The
Company borrowed 390.2 million Belgian francs ($10.8 million) in September 1997, which is payable in full on or before September 19, 2002.

BISCO ACQUISITION:
----------
Effective January 1, 1997, the Company completed the acquisition of the Bisco Products silicone foam materials business based in the Chicago area, from a wholly-owned subsidiary of Dow Corning Corporation for approximately $11.0 million. The acquisition included machinery and equipment and other fixed assets;
inventories of supplies, merchandise, materials, and products; intellectual property rights; books, records and computer software; and all unfilled customer orders. The Company did not acquire the cash and accounts receivable of the Seller and did not assume the liabilities of the Seller.

The acquisition was accounted for as a purchase in 1997, and the results for the entire fiscal year were included in the Company's statements. Goodwill approximated $8.5 million and is being amortized over 40 years.

In connection with this acquisition, $9.8 million was placed in escrow as of year-end 1996, of which $8.9 million was classified as a Long-Term Asset and $0.9 million as a Current Asset. In addition to the escrow fund, a note payable of $1.5 million payable in six months bearing 8% annual interest was used to finance the purchase. This note was prepaid in January 1997.

PRO FORMA RESULTS (UNAUDITED):
----------
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Rogers Induflex N.V. and Bisco had occurred as of the beginning of fiscal 1996:

                                  Pro Forma Years
(Dollars in Thousands,              (Unaudited)
 Except Per Share Amounts)    ---------------------
                                  1997         1996
                              --------     --------
Net sales                     $196,949     $164,610

Net income                      16,662       14,443

Net income per share:
  Basic                       $   2.23     $   1.98

  Diluted                     $   2.12     $   1.89

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

SOLADYNE DIVISION DIVESTITURE:
----------
On December 31, 1995, the Company completed the sale of its Soladyne Division to Merix Corporation for $2.6 million which was received in January 1996. This sale did not include this division's trade accounts receivable which were retained by the Company. The proceeds from this divestiture modestly exceeded the carrying value of the assets plus the costs related to disposition.

ASSETS HELD FOR SALE:
----------
At December 28, 1997, assets held for sale at estimated net realizable value were $5.2 million, consisting of the land and building being leased to the buyer of the Company's divested flexible interconnections business.

NOTE C-PROPERTY, PLANT AND EQUIPMENT
----------

                                       December 28,       December 29,
(Dollars in Thousands)                        1997               1996
                                        ----------         ----------
Land                                    $    1,426         $    1,031
Buildings and improvements                  35,217             31,430
Machinery and equipment                     63,129             52,234
Office equipment                             7,766              7,756
Installations in process                     8,518              2,091
                                        ----------         ----------
                                           116,056             94,542
Accumulated depreciation                   (63,855)           (57,928)
                                        ----------         ----------
                                        $   52,201         $   36,614
                                        ==========         ==========

Depreciation expense was $6,169,000 in 1997, $5,752,000
in 1996, and $5,676,000 in 1995. Interest costs incurred during the years 1997, 1996, and 1995 were $1,033,000, $765,000, and $1,154,000, respectively, of which $251,000 in 1997, $116,000 in 1996, and $45,000
in 1995 were capitalized as part of the cost of the new plant and equipment.

NOTE D-SUMMARIZED FINANCIAL INFORMATION OF
UNCONSOLIDATED JOINT VENTURES AND RELATED PARTY TRANSACTIONS
----------

The tables shown below summarize combined financial information of the Company's unconsolidated joint ventures which are accounted for by the equity method.
Amounts presented include the financial information reported by Rogers INOAC Corporation, located in Japan, and Durel Corporation, located in Arizona, both of which are Polymer Materials ventures. Each of these ventures is 50% owned by the Company.

The difference between the Company's investment in
unconsolidated joint ventures and its one-half interest
in the underlying shareholders' equity of the joint
ventures is due primarily to the following factors:  1)
Rogers major initial contribution to each venture was technology which was valued differently by the joint venture than it was on Rogers books; 2) one of the joint ventures has a negative retained earnings balance; and 3) translation of foreign currency at current rates differs from that at historical rates.
This also results in a difference between the Company's recorded income from unconsolidated joint ventures and a 50% share of the income of those joint ventures listed on the following page.

                           34

                        December 28,    December 29,
(Dollars in Thousands)         1997            1996
                         ----------      ----------
Current Assets            $  21,232       $  20,105
Noncurrent Assets            13,339          14,385
Current Liabilities           9,903           8,437
Noncurrent Liabilities       12,120          13,359
Shareholders' Equity         12,548          12,694


                                        Year Ended
                       ---------------------------------------
                       December 28,   December 29,  December 31,
(Dollars in Thousands)        1997           1996          1995
                        ----------     ----------    ----------
Net Sales                 $ 64,265       $ 64,850      $ 62,164
Gross Profit                21,384         22,058        12,748
Net Income                   1,268          3,995           322

Note that in the tables above, Rogers INOAC Corporation is reported as of October 31 for the respective years.
Also, 1995 amounts have been adjusted to reflect the Durel audit completed in April 1996, creating timing differences between the net income reported above and Rogers 50% share of income reported in its financial statements.

Sales to unconsolidated joint ventures amounted to $659,000 in 1997, $710,000 in 1996, and $471,000 in
1995.

At December 28, 1997, the Company had indirectly guaranteed 50% of a loan entered into by one of the unconsolidated joint ventures. The Company's proportionate share of the outstanding principal under this guarantee was $4,750,000 at December 28, 1997 and December 29, 1996. The Company believes that the unconsolidated joint venture will be able to meet its obligations under this financing arrangement and accordingly no payments will be required and no losses will be incurred under this guarantee.

Equity income from unconsolidated joint ventures is included in other income less other charges on the consolidated statements of income and retained earnings.

NOTE E-PENSIONS
-----------

The Company has two qualified noncontributory defined benefit pension plans covering substantially all U.S.
employees. The discount rate assumptions used to develop pension expense were 7.25% in both 1997 and 1996, and 8.5% in 1995. The expected long-term rates of investment return were assumed to be primarily 9.0% for the pension plan covering unionized hourly employees and 9.5% for the other pension plan in each year presented.

Net pension cost consisted of the following components:


(Dollars in Thousands)                          1997      1996      1995
                                            --------  --------  --------
Service cost (benefits earned during
  the period)                               $  1,360  $  1,305  $  1,012
Interest cost on projected benefit
  obligation                                   3,559     3,374     3,008
Actual investment (gain) on plan assets      (10,430)   (6,512)   (7,461)
Net amortization and deferral                  5,992     2,601     4,224
                                            --------- --------  --------
Net pension cost                            $    481  $    768  $    783
                                            ========  ========  ========

The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets:


(Dollars in Thousands)            December 28,      December 29,
                                         1997              1996
                                  -----------       -----------
Actuarial present value of
benefit obligations:

  Vested benefit obligation        $   44,115        $   40,942
                                   ==========        ==========
  Accumulated benefit obligation
                                   $   44,435        $   41,254
                                   ==========        ==========

  Projected benefit obligation     $  (53,725)       $  (50,184)
Plan assets at fair value              57,860            48,519
                                   ----------        ----------
Plan assets in excess of (less
than) projected                         4,135            (1,665)
  benefit obligation
Unrecognized net (gain) loss           (2,744)            2,775
Unrecognized prior service cost         2,284             2,132
Unrecognized net (asset)
  obligation, net of amortization      (2,047)           (2,383)
                                   ----------        ----------

Net pension liability recognized
  in the consolidated balance
  sheets                           $    1,628        $      859
                                   ==========        ==========

The net pension liability is included in the following balance sheet accounts:


(Dollars in Thousands)            December 28,      December 29,
                                         1997              1996
                                   ----------        ----------
Noncurrent pension asset           $    4,731        $    3,851

Noncurrent pension liability           (3,103)           (2,992)
                                   ----------        ----------
Net pension liability              $    1,628        $      859
                                   ==========        ==========

Also included in the noncurrent pension liability is an additional pension liability of $797,000 and $623,000 in 1997 and 1996, respectively.

The discount rate used in determining the present value of benefit obligations was 7.0% in 1997 and 7.25% in 1996. The long-term annual rate of increase in the compensation levels assumption was 4.5% in 1997 and 5.0% in 1996.

Plan assets consist of investments in equities and short- and long-term debt instruments managed by various investment managers.

NOTE F-POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
----------

In addition to the Company's noncontributory defined benefit pension plans, the Company sponsors three unfunded defined benefit health care and life insurance plans for retirees. The plan for full-time U.S. salaried employees provides medical benefits to employees who have a credited service period of ten years beginning on or after age 45. These benefits cease at age 70. These employees also receive life insurance benefits if they retired before 1998. The plan for U.S. unionized hourly employees provides medical and life insurance benefits to employees who have a credited service period of ten years prior to retirement. Medical benefits cease at age 65.
The plan for non-union U.S. hourly employees provides life insurance benefits to employees who retired before 1998 with a credited service period of ten years on or after age 60. Only the union hourly plan is contributory. All medical plans contain deductible and/or coinsurance cost-sharing features.

Net periodic postretirement benefit cost includes the following components:

(Dollars in Thousands)                       1997      1996      1995
                                         --------  --------  --------

Service cost                             $    267  $    245  $    219
Interest cost                                 341       336       367
Amortization of unrecognized net gain         (97)      (89)     (129)
                                         --------  --------  --------
Net periodic postretirement benefit cost $    511  $    492  $    457
                                         ========  ========  ========

The discount rate assumption used to develop postretirement benefit expense was 7.25% in 1997 and 1996, and 8.5% in 1995.

The actuarial and recorded liabilities for these three plans, none of which have been funded, were as follows:

                                              December 28,    December 29,
(Dollars in Thousands)                               1997            1996
                                               ----------      ----------
Accumulated postretirement benefit obligation:
    Retirees                                   $   (2,387)     $   (2,618)
    Fully eligible active plan participants        (1,118)         (1,035)
    Other active plan participants                 (1,405)         (1,222)
                                               ----------      ----------
Accumulated postretirement benefit obligation      (4,910)         (4,875)
Unrecognized net gain                              (1,867)         (1,867)
                                               ----------      ----------
Accrued postretirement benefit liability       $   (6,777)     $   (6,742)
                                               ==========      ==========

The net periodic postretirement benefit liability of $6,777,000 in 1997 and $6,742,000 in 1996 consists of a noncurrent liability of $6,277,000 and $6,342,000, respectively, and a current postretirement benefit liability of $500,000 and $400,000, respectively, which is included in accrued employee benefits and compensation.

The annual assumed rate of increase in the per capita cost of covered health benefits is 5.5% for 1998 (6.5% and 7.5% assumed for 1997 and 1996, respectively), and is assumed to decrease by approximately one percentage point to 4.5% in 1999 and remain at that level thereafter. The health care cost trend rate assumption has the following effect on the amounts reported: increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation for health benefits as of the beginning of 1998 by approximately $342,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $58,000. Postretirement benefit costs and obligations are decreasing due to declining estimated health care cost trend rates.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 1997 and 7.25% for 1996.

NOTE G-EMPLOYEE SAVINGS AND INVESTMENT PLAN
----------

The Rogers Employee Savings and Investment Plan (RESIP) meets the requirements contained in Section 401(k) of the Internal Revenue Code. All regular U.S. employees with at least one month of service are eligible to participate. The plan is designed to encourage the Company's U.S. employees to save for retirement. Contributions to the plan as well as earnings thereon benefit from tax deferral. Participating employees generally may contribute up to 18% of their salaries and wages. An employee's elective pretax contribution for which a tax deferral is available is limited to the maximum allowed under the Internal Revenue Code. To further encourage employee savings, the Company matched employee contributions up to 4% of a participant's deferred eligible annual compensation subject to IRS limitations, at a rate of 50% in 1997 and 1996, and 40% in 1995, for all participants other than those in collective bargaining units. One-half of the Company's contribution was invested in Company stock and the other half was invested at the employee's discretion. RESIP related expense amounted to $654,000 in 1997, $427,000 in 1996, and $396,000 in 1995, including Company matching contributions of $501,000, $415,000, and $349,000, respectively.


NOTE H-DEBT
----------

LONG-TERM DEBT:
----------

In 1988 the Company borrowed $6,000,000 at 10.6%.
Principal repayments of $600,000 per year began in 1994 and are scheduled to continue until 2003. At December
28, 1997, $3,600,000 of this debt was still outstanding
($4,200,000 at December 29, 1996).  In general,
interest rates are lower today than they were in 1988 and this, in conjunction with the reduced number of years remaining on the loan, result in an estimated market value for this debt of approximately $4,005,000.
Subject to certain loan agreement limitations, the Company has the right to prepay this loan in whole or in part, but the Company has not yet chosen to do so because of the prepayment penalty.

In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet
National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet.
Under the new arrangement, the Company can borrow up to $15.0 million, or the equivalent in Belgian francs and/or Japanese yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002.
The Company borrowed 390,207,039 Belgian francs (the equivalent of $10,660,000 as of December 28, 1997) under the new arrangement to facilitate the Rogers
Induflex N.V. acquisition in Belgium. Under the arrangement, the ongoing facility fee varies from 17.5 to 30 basis points of the maximum amount that can be borrowed. The rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, or at rates from 45 to 65 basis points over either London
Interbank Offered Rate (LIBOR) quoted in U.S. dollars or Japanese yen, or Belgian Interbank Offered Rate
(BIBOR) quoted in Belgian francs. The spreads over LIBOR and BIBOR and the level of facility fees is based on a measure of the Company's financial strength. The borrowing at year-end was denominated in Belgian francs and the interest rate on the loan at that time was 4.2%. The carrying value of this debt approximates fair value as of December 28, 1997.

The loan agreements contain restrictive covenants primarily related to working capital, leverage, and net worth. The Company is in compliance with these covenants.

MATURITIES:
----------
Required long-term debt principal repayments due during the years after 1997 are: 1998-2001, $600,000 each year;
2002, $11,260,000; 2003, $600,000.

INTEREST PAID:
----------
Interest paid during the years 1997, 1996, and 1995, was $1,003,000, $935,000, and $1,235,000, respectively.

RESTRICTION ON PAYMENT OF DIVIDENDS:
----------
Under the most restrictive covenant of the loan agreements, $28,265,000 of retained earnings was available at December 28, 1997, for cash dividends.

NOTE I-INCOME TAXES
----------

Consolidated income before income taxes consists of:



(Dollars in Thousands)        1997       1996       1995
                         -------------------------------
Domestic                 $  18,168  $  17,114  $  13,342
Foreign                      3,837        543      2,048
                         -------------------------------
                         $  22,005  $  17,657  $  15,390
                         ===============================

The income tax expense (benefit) in the consolidated statements of income consists of:


(Dollars in Thousands)     Current   Deferred      Total
                         -------------------------------


1997:
  Federal                $   2,477  $   1,548  $   4,025
  Foreign                      447        995      1,442
  State                         38         --         38
                         -------------------------------
                         $   2,962  $   2,543  $   5,505
                         ===============================
1996:
  Federal                $   4,872  $  (1,481) $   3,391
  Foreign                       53         42         95
  State                        222         --        222
                         -------------------------------
                         $   5,147  $  (1,439) $   3,708
                         ===============================

1995:
  Federal                $   1,824  $    (976) $     848
  Foreign                      613        208        821
  State                        640         --        640
                         -------------------------------
                         $   3,077  $    (768) $   2,309
                         ===============================

Deferred tax assets and liabilities as of December 28, 1997 and December 29, 1996, respectively, are comprised of the following:


(Dollars in Thousands)                         December 28,    December 29,
                                                      1997            1996
                                                ----------      ----------
Deferred tax assets:
  Accruals not currently deductible for tax
  purposes:
    Accrued employee benefits and compensation    $  1,433       $   1,331
    Accrued postretirement benefits                  1,977           2,081
    Other accrued liabilities and reserves             754           1,254
  Investments in and advances to joint ventures      2,794           2,596
  Tax credit carryforwards                              70           1,577
  Tax loss carryforwards                                --             728
  Other                                                165             131
                                                  --------       ---------
Total deferred tax assets                            7,193           9,698
Less deferred tax asset valuation allowance          3,327           3,327
                                                  --------       ---------
Net deferred tax assets                              3,866           6,371
Deferred tax liabilities:
  Depreciation and amortization                      4,241           3,983
                                                  --------       ---------
Total deferred tax liabilities                       4,241           3,983
                                                  --------       ---------
Net deferred tax asset (liability)                $   (375)      $   2,388
                                                  ========       =========

Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax expense. The reasons for this difference are as follows:


(Dollars in Thousands)                         1997        1996        1995
                                           --------------------------------
Tax expense at statutory rate              $  7,702    $  6,180    $  5,386
Net U.S. tax (foreign tax credit) on
  foreign earnings                             (745)        314         712
General business credits                       (500)       (375)         --
Nontaxable foreign sales income                (392)       (280)        (64)
State income taxes, net of federal benefit       25         144         417
Net deferred tax benefits utilized in the
  current year:
    General business credit carryforwards        --          --        (829)
    Employee benefits and compensation           --         111        (918)
    Other net temporary differences              --        (200)       (618)
    Tax loss carryforwards                       --          --        (500)
Net deferred tax benefits to be used in
  future years                                   --      (2,114)       (976)
Other                                          (585)        (72)       (301)
                                           --------------------------------
Income tax expense                         $  5,505    $  3,708    $  2,309
                                           ================================

The deferred tax asset valuation allowance decreased by $3,425,000 during 1996. The 1996 decrease resulted primarily from the recognition for financial reporting purposes in 1996 of tax credit carryforwards which the Company utilized for tax purposes in 1996 and 1997.

Undistributed foreign earnings, before available tax credits and deductions, amounted to $5,984,000 at December 28, 1997, $3,589,000 at December 29, 1996, and $4,627,000 at
December 31, 1995.

Income taxes paid were $3,090,000, $2,554,000, and $1,952,000, in
1997, 1996, and 1995, respectively.

NOTE J-SHAREHOLDERS' EQUITY AND STOCK OPTIONS
----------

Changes in shareholders' equity are shown below:
(Dollars in Thousands)
                           Capital              Unrealized
                             Stock  Additional     Loss on    Currency
                           (Number     Paid-In  Marketable Translation  Retained
                         of Shares)    Capital  Securities  Adjustment  Earnings
                         -------------------------------------------------------
Balance at January 1,
  1995                    7,045,270  $  25,110               $   1,918  $ 11,052
                         -------------------------------------------------------
Net income for 1995                                                       13,081
Stock options exercised      84,743        725
RESIP shares issued           2,762         70
Stock issued to directors     3,864         91
Shares reacquired and
  cancelled                  (1,549)       (46)
Tax benefit on stock options
  exercised                                336
Translation adjustment for
  1995                                                             626
                         -------------------------------------------------------
Balance at December 31,
  1995                    7,135,090  $  26,286               $   2,544  $ 24,133
                         -------------------------------------------------------
Net income for 1996                                                       13,949
Stock options exercised      70,854        656
Stock issued to directors     3,661         92
Shares reacquired and
  cancelled                  (3,644)      (106)
Warrants exercised          200,000      2,500
Tax benefit on stock options
  exercised                                263
Translation adjustment for
  1996                                                            (509)
Unrealized loss on marketable
  securities                                            (2)
                         -------------------------------------------------------
Balance at December 29,
  1996                    7,405,961  $  29,691   $      (2)  $   2,035  $ 38,082
                         -------------------------------------------------------
Net income for 1997                                                       16,500
Stock options exercised     138,076      1,298
Stock issued to directors     2,506         92
Shares reacquired and
  cancelled                  (2,844)      (103)
Tax benefit on stock options
  exercised                                119
Translation adjustment for
  1997                                                            (875)
Unrealized loss on
  marketable securities                                 (3)
                         -------------------------------------------------------
Balance at December 28,
  1997                    7,543,699  $  31,097   $      (5)  $   1,160  $ 54,582
                         =======================================================

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

In general, stock options granted to officers and employees have ten-year terms and become exercisable in one-third increments beginning on the second anniversary of the grant date. Non-employee director options granted under the 1988 plan became exercisable on the first anniversary of the date of grant, while options to such individuals granted pursuant to the 1994 plan become exercisable six months and one day after the date of grant. The options outstanding on December 28, 1997, expire on various dates, beginning April 11, 1998, and ending on October 26, 2007.

Shares of capital stock reserved for possible future issuance are as follows:

                                        December 28,   December 29,
                                               1997           1996
                                        -----------     ----------
Shareholder Rights Plan                   9,726,696      9,652,034
Stock options                             2,020,606      2,159,040
Rogers Employee Savings and
  Investment Plan                            84,522         84,522
Long-Term Enhancement Plan                   75,000             --
Stock to be issued in lieu of
  deferred directors' fees                    2,869          2,511
                                        -----------     ----------
    Total                                11,909,693     11,898,107
                                        ===========     ==========


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of FAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands, Except Per Share Amounts)

                                             1997      1996      1995
                           ------------------------------------------
Net income                 As Reported    $16,500   $13,949   $13,081
                           Pro Forma       15,678    13,551    13,012
                           ------------------------------------------
Basic earnings per share   As Reported    $  2.21   $  1.92   $  1.84
                           Pro Forma         2.10      1.86      1.83
                           ------------------------------------------
Diluted earnings per share As Reported    $  2.10   $  1.83   $  1.69
                           Pro Forma         1.99      1.78      1.69
                           ------------------------------------------

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because FAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

An average vesting period of 36 months was used for the assumption regarding stock options issued in 1997, 1996, and 1995. Options usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                     1997       1996       1995
                                -------------------------------
Risk-free interest rate              5.7%       6.0%       6.0%

Dividend yield                         0%         0%         0%

Volatility factor                   28.2%      30.5%      30.5%

Weighted-average expected life  5.3 years  4.7 years  4.7 years

A summary of the status of the Company's stock option program at year-end 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:

                      --------------------------------------------------------
                                1997               1996               1995
                      --------------------------------------------------------
                                Weighted-           Weighted-         Weighted-
                                 Average             Average           Average
                                Exercise            Exercise          Exercise
Stock Options            Shares    Price     Shares    Price   Shares    Price
                      --------------------------------------------------------
Outstanding at
  beginning of year   1,063,277   $15.26    995,437   $13.35  920,230   $11.06

Granted                 205,050    41.11    143,061    26.04  175,716    23.57

Exercised              (138,076)   10.40    (72,354)   10.26  (84,743)    9.55

Cancelled                   (68)   47.90     (2,400)   19.55  (15,766)   13.88

Expired                      --       --       (467)    8.38       --       --
                      --------------------------------------------------------
Outstanding at end
  of year             1,130,183    20.54  1,063,277    15.26  995,437    13.35
                      ========================================================
Options exercisable
  at end of year        604,198             533,480           390,575
                      ========================================================
Weighted-average fair
  value of options
  granted during year    $15.30              $ 9.52           $  8.63
                      ========================================================

The following table summarizes information about stock options outstanding at December 28, 1997:

                          Options Outstanding           Options Exercisable
                                  Weighted-
                                   Average   Weighted-              Weighted-
Range of             Number      Remaining    Average       Number   Average
Exercise        Outstanding    Contractual   Exercise  Exercisable  Exercise
  Prices        at 12/28/97  Life in Years      Price  at 12/28/97     Price
----------------------------------------------------------------------------
$7 to $22           610,407            5.1     $11.49      548,677    $10.81

$23 to $45          519,776            8.8      31.17       55,521     23.56
                ------------------------------------------------------------
$7 to $45         1,130,183            6.8     $20.54      604,198    $11.98
                ============================================================


NOTE K-COMMITMENTS AND CONTINGENCIES
----------

LEASES:
----------
The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $951,000 in 1997, $581,000 in 1996, and $782,000 in 1995.

Future minimum lease payments under noncancellable operating leases at December 28, 1997, aggregate $4,424,000. Of this amount, annual minimum payments are $941,000, $660,000, $463,000, $348,000, and
$358,000 for years 1998 through 2002, respectively.

PURCHASE COMMITMENTS:
----------
At December 28, 1997, the Company had committed to capital expenditures of approximately $8.5 million, to be used primarily for the construction of facilities and related machinery and equipment.

CONTINGENCIES:
----------
The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in four cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection
(CT   DEP)   related   to  certain  polychlorinated   biphenyl   (PCB)
contamination in the soil beneath a section of cement flooring at  its
Woodstock,   Connecticut  facility.  The  Company  is   developing   a
remediation  plan with CT DEP.  On the
basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 and  based  on  updated estimates,  provided an additional $700,000 in 1997
for costs  related to  this  matter.   During  1995, $300,000 was  charged
against this provision and $200,000 was charged in both 1996 and 1997. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In addition to the environmental issues, the nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation which is defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse effect on the financial position of the Company.


NOTE L-FOREIGN OPERATIONS
----------

The net assets of wholly-owned foreign subsidiaries were $13,118,000 at December 28, 1997, and $8,188,000 at December 29, 1996. Net income of these foreign subsidiaries was $2,409,000 in 1997, $462,000 in 1996, and $1,262,000 in 1995, including net currency transaction gains (losses) of $180,000 in 1997, ($23,000) in 1996, and ($45,000) in
1995.


NOTE M-BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------

The presentation of business segment information for the years 1995-1997 is generally reflective of the Company's current internal reporting structure and has been divided into two segments, Polymer Materials and Electronic Materials. Polymer Materials consists of high performance elastomer materials and components, and moldable composites. Equity from Rogers INOAC Corporation and Durel Corporation is also included in income for Polymer Materials. Electronic Materials is comprised primarily of high frequency circuit board materials, flexible circuit materials, bus bars, and industrial laminates for shielding of electromagnetic interference.

The principal operations of the Company are located in the United States and Europe. The Company markets its products throughout the United States and sells in foreign markets directly, through distributors and agents, and through its 50% owned joint venture in Japan. In 1997, approximately 49% of total sales were to the electronics industry and one customer accounted for approximately 11% of total sales. Approximately 19% of the Company's sales of products manufactured by U.S. divisions were made to customers located in foreign countries. This includes sales to Europe of 12%, sales to Asia of 4%, and sales to Canada of 2%.

At December 28, 1997, the electronics industry accounted for approximately 68% of and two customers accounted for approximately 16% and 12%, respectively, of total accounts receivable due from customers. Accounts receivable due from customers located within the United States accounted for 81% of the total accounts receivable owed to the Company at the end of 1997. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses relating to customers have been minimal and have been within management's expectations.

Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data reported in the following tables.

BUSINESS SEGMENT INFORMATION
(Dollars in Thousands)                1997        1996       1995
                                 --------------------------------
Net sales:
  Polymer Materials              $  98,853   $  79,867  $  74,693
  Electronic Materials              90,799      61,609     65,600
                                 --------------------------------
    Total                        $ 189,652   $ 141,476  $ 140,293
                                 ================================
Income before income taxes:
  Polymer Materials              $   9,468   $   9,425  $   4,644
  Electronic Materials              12,034       7,952     11,186
  Unallocated corporate expenses
  [mainly interest income
  (expense), net]                      503         280       (440)
                                 --------------------------------
    Total                        $  22,005   $  17,657  $  15,390
                                 ================================
Capital expenditures:
  Polymer Materials              $   9,857   $   3,286  $   2,248
  Electronic Materials               7,882       3,040      6,605
                                 --------------------------------
    Total                        $  17,739   $   6,326  $   8,853
                                 ================================
Depreciation:
  Polymer Materials              $   3,820   $   3,080  $   2,971
  Electronic Materials               2,349       2,672      2,705
                                 --------------------------------
    Total                        $   6,169   $   5,752  $   5,676
                                 ================================
Assets:
  Polymer Materials              $  65,251   $  53,123  $  42,416
  Electronic Materials              69,698      43,666     42,864
  Unallocated corporate assets
  (mainly cash and cash
   equivalents)                     23,491      22,438     17,236
                                 --------------------------------
    Total                        $ 158,440   $ 119,227  $ 102,516
                                 ================================

Information about the Company's operations in different geographic locations is shown below:

                                     North
 (Dollars in Thousands)            America     Europe       Total
                                 --------------------------------
1997:
  Net sales                      $ 160,116   $  29,536  $ 189,652
  Income before income taxes        18,129       3,876     22,005
  Assets                           139,147      19,293    158,440
                                 ================================
1996:
  Net sales                      $ 121,973   $  19,503  $ 141,476
  Income before income taxes        16,952         705     17,657
  Assets                           108,463      10,764    119,227
                                 ================================
1995:
  Net sales                      $ 120,409   $  19,884  $ 140,293
  Income before income taxes        13,332       2,058     15,390
  Assets                            89,765      12,751    102,516
                                 ================================

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
----------

Board of Directors and Shareholders
Rogers Corporation

----------

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.


                                              ERNST & YOUNG LLP


Providence, Rhode Island
February 2, 1998

                                 47

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------
(Dollars in Thousands, Except Per Share Amounts)


                                                         Basic       Diluted
                     Net  Manufacturing       Net   Net Income    Net Income
       Quarter     Sales         Profit    Income    Per Share*    Per Share*
----------------------------------------------------------------------------
1997   Fourth   $ 51,772       $ 14,927  $  4,017      $   .53       $   .50
       Third      47,752         14,393     4,338          .58           .55
       Second     45,788         13,605     4,105          .55           .53
       First      44,340         13,074     4,040          .54           .52
----------------------------------------------------------------------------
1996   Fourth   $ 37,142       $ 10,886  $  3,805      $   .51       $   .49
       Third      33,972         10,511     3,321          .45           .43
       Second     35,424         11,279     3,540          .49           .47
       First      34,938         11,521     3,283          .46           .44
----------------------------------------------------------------------------

* The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."


CAPITAL STOCK MARKET PRICES
----------

The Company's capital stock is traded on the American and Pacific
Stock Exchanges. The following table sets forth the composite high and low prices during each quarter of the last two years on a per share basis.


                        1997                            1996
--------------------------------------------------------------------
Quarter            High        Low                High        Low
--------------------------------------------------------------------
Fourth           $ 46-1/2    $ 35-7/8           $ 29        $ 23-3/4
Third              44          33-1/4             25-5/8      23-3/4
Second             35-7/8      27                 26-1/2      23-1/4
First              28-1/2      25-3/4             23-3/8      20
--------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED SALES AND OPERATIONS - 1997 TO 1996


Net sales were $189.7 million for 1997, 34% higher than those reported in 1996. Combined Sales, which include 50% of the sales of the Company's two unconsolidated joint ventures, were $220.9 million, up 27% over 1996. For the fiscal year ended December 28, 1997, each of the Company's divisions recorded sales gains, mainly the result of unit volume increases.

The Company's strategy is to achieve growth by developing current markets and by means of acquisition. In 1997 many opportunities for RO3000 and RO4000 high frequency laminates were realized in wireless communications. The growing application of a custom adhesiveless laminate into the suspension assemblies of Hutchinson Technology, Inc.
(HTI), the world's leading supplier of suspension assemblies for hard disk drives, was another major growth area. This represented the first year of full-scale commercialization of this technology. Mitsui Chemicals, Inc. manufactures these laminates in Japan under a technology license from the Company. The Company also strengthened its position in the dynamic wireless communication market with the reformulation of PORON urethane.

Effective January 1, 1997, the Company completed the acquisition of the Bisco Products silicone foam materials business, based in the Chicago area, from a wholly-owned subsidiary of Dow Corning Corporation for approximately $11 million. This acquisition enhances the Company's position as a leading supplier of high performance foam materials. It broadens the product range and provides a strong foothold in Europe's commercial aerospace industry.

On September 30, 1997, the Company completed the acquisition of Induflex, located in Ghent, Belgium, the existing headquarters of the Company's European operations, from manufacturer UCB S.A. The company, now known as Rogers Induflex N.V., manufactures laminates for shielding of electromagnetic and radio frequency interference. During 1997, significant efforts were expended in the integration of the Bisco and Induflex acquisitions into the Company.

Full year before-tax profits rose 25% to a record $22.0 million in 1997, while after-tax profits improved 18% to $16.5 million, also a record. Basic earnings per share for the year were $2.21, up from $1.92 in 1996. Diluted earnings per share for the year were $2.10, up from $1.83 in 1996. Significantly higher sales, and operating income growth exceeding the rate of sales increase, were the major contributing factors to the improvement in before-tax income. After-tax profits reflect a 25% tax rate in 1997 and a 21% tax rate in 1996.

Durel Corporation, the Company's 50% owned joint venture with 3M in electroluminescent lamps, is continuing to make the transition from automotive to wireless communication applications. Durel sales decreased very slightly from 1996 with several large manufacturing programs being replaced by new projects in a start-up phase. Profits were negatively impacted due to inventory adjustments by a major customer in the fourth quarter and by increased costs related to the patent infringement lawsuit brought by Durel to protect its proprietary technology.

Rogers INOAC Corporation, the Company's 50% owned joint venture with INOAC Corporation of Japan, further developed new low-airflow PORON material grades for disk-drive cover gaskets. While sales in local currency in 1997 increased 7%, currency rate changes caused sales measured in U.S. dollars to decrease 3%.

The Company's manufacturing profit was 30% of sales in 1997 and 31% in 1996. The decrease from 1996 to 1997 reflects the integration costs related to the acquisitions of the Bisco Materials Unit and Rogers Induflex N.V., and the lower profit margins on a custom adhesive laminate sold to HTI because the Company acts in a technical sales and distributor capacity for these laminates. It also reflects a decline in average sales price per square foot for laminates as the microwave business continues to shift to lower-priced higher volume wireless communication applications.

Selling and administrative expense increased in total dollars, but decreased as a percentage of net sales to 14% in 1997 from 15% in 1996.

Research and development expense totaled $9.6 million in 1997 compared to $9.2 million in 1996. Overall, greater R&D emphasis is being given to the development of product platforms from which families of products result, rather than individual, less related products. This emphasis is intended to provide greater leverage for growth.
Increased corporate resources were also applied to improving process capability to achieve lower cost and better controlled manufacturing operations.

Major development activities in Electronic Materials included process and product improvements to the RO3000 and RO4000 high frequency circuit board materials, which are designed for use in high volume, low cost commercial wireless communication applications. The development of these products and their extensions represents the Company's most significant commitment of technology resources. In flexible circuit materials, development efforts focused on improved adhesives.

During the year, Polymer Materials activity included the commercialization of a controlled response PORON urethane material for the foot comfort market, as well as improvements to a variety of other PORON materials for industrial and printing applications. A new ENDUR component formulation was developed to provide improved friction properties and longevity in document transport applications. Finally, higher strength phenolic composites were developed for demanding applications in automotive powertrains and electric motors.

The Company's core technical capabilities in polymers, fillers and adhesion continued to improve with these specialized technologies now applied to immediate as well as longer term development tasks.

Net interest income for 1997 increased slightly from 1996. Interest earned increased because of a higher level of cash equivalents and marketable securities; however, this income was partially offset by interest expense paid on debt incurred in September 1997 for the Induflex acquisition. Average debt outstanding during 1997 was $7.0 million, compared with $4.5 million for 1996.

Other income less other charges decreased to $1.1 million for 1997 from $3.4 million for 1996. Lower royalty income and lower joint venture income were the major contributors to this decrease.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in four cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is developing a remediation plan with CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 and based on updated estimates provided an additional $700,000 in 1997 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 was charged in both 1996 and 1997. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.


CONSOLIDATED SALES AND OPERATIONS - 1996 TO 1995

Net sales were $141.5 million for 1996, an increase of 6% over the prior year after adjusting for the 1995 divestiture of the Soladyne Division and for currency rate changes. Combined Sales, which include half of the sales of the Company's two unconsolidated joint ventures, grew an adjusted 8% over sales in 1995. These sales gains were mainly the result of unit volume increases.

Key improvements in 1996 included the acceleration of worldwide sales of PORON urethane foam products, particularly for printing, transportation and computer applications, and improved results at Durel Corporation, which made significant gains in both sales and profits. In addition, flexible circuit materials sales recovered in the second half of the year after having relatively weak sales into the disk drive market in the first half of 1996.

Full year before-tax profits rose 15% to $17.7 million in 1996, while after-tax profits improved 7% to $13.9 million. Basic earnings per share for the year were $1.92, up from $1.84 in 1995, and diluted earnings per share were $1.83, up from $1.69 in 1995. Higher sales, greater contribution from unconsolidated joint ventures, and increased interest income were the major contributing factors to the improvement in before-tax income. After-tax profits reflected a 21% tax rate in 1996 and a 15% tax rate in 1995. These rates resulted from the use in 1995 of the Company's domestic tax loss carryforwards and the recognition in 1996 and 1995 of a significant amount of domestic tax credit carryforwards.

Durel Corporation sales growth, which exceeded 20% in 1996, was fueled by penetration into the personal organizer/data bank market in Southeast Asia. Significant progress was made introducing DUREL technology to key customers. Leading worldwide manufacturers of global positioning systems (GPS), watches, and pagers have incorporated DUREL lamps and inverters in their products. Durel also made substantial profit progress, reflecting the impact of increased productivity, reduced costs of standard lamp constructions, and shortened lead times. These gains continued to be reduced by significant ongoing costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology.

Rogers INOAC Corporation had a strong year based primarily on continued sales growth of PORON urethane products in the Far East. While sales in local currency increased 9%, currency rate changes caused sales measured in U.S. dollars to decrease 6%.

The Company's manufacturing profit was 31% of sales in both 1996 and in 1995. Favorable changes in product mix and production cost improvements in certain domestic product lines offset start-up costs and high early stage processing expenses associated with our newer commercial high frequency laminate materials. The ongoing shift of the microwave business to lower priced wireless communication applications continues to result in a decline in average sales price per square foot for laminates.

Selling and administrative expense decreased slightly but as a percentage of net sales was 15% in both 1996 and 1995.

Research and development expense totaled $9.2 million in 1996 compared to $9.3 million in 1995. Significant product and process development activities in 1996 included: process and product development for RO4000 high frequency circuit materials for commercial applications with particular emphasis on improved high volume manufacturing processes; process and product improvements to enhance performance of RO3000 laminates; process and formulation support directed towards PORON formulations which are low outgassing and flame retardant; improved molding materials; and ENDUR product development and application testing to support its use in new printer applications. Core technical capabilities in polymers, fillers, and adhesion were strengthened through added organizational focus and new analytical equipment and facilities. These R&D capabilities were valuable in providing specialized technology to support the development activities listed above.

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


SEGMENT SALES AND OPERATIONS

Sales in the Polymer Materials business segment increased 24%, 7%, and 4%, in 1997, 1996, and 1995, respectively. The addition of the Bisco Materials Unit accounted for one-half of the increase from 1996 to 1997. Also, elastomer components sales far exceeded figures from the previous year. PORON cellular urethanes had a record year of worldwide sales in 1996, led by strong sales of R/bak compressible materials for the rapidly growing flexographic printing market, and accelerated sales of industrial PORON urethanes for use in the transportation, communication and computer markets.

The Polymer Materials business segment generated profits of $9.5 million in 1997, $9.4 million in 1996, and $4.6 million in 1995. For 1997, elastomer components profits were substantially higher than 1996, a result of improved manufacturing performance made possible by enhancements in automation that allowed the unit to fabricate products more cost-competitively for industry leaders in document handling. However, 1997 profit improvement was held down by the lower level of joint venture income and by the additional reserve for environmental compliance. The increase from 1995 to 1996 was due mainly to the earnings resulting from the record year of worldwide sales of the Poron Materials Unit, higher joint venture income, and a strong performance by molding materials.

Revenues from the Electronic Materials business segment, adjusted for divestitures, increased 47% in 1997, 3% in 1996, and 17% in 1995. The majority of high frequency laminate sales occurred in the communications market in 1997, with particularly healthy growth taking place in the RO3000 and RO4000 laminate product lines. Unit volume increased 50% in 1997, while dollar sales increased by more than 33%. Sales figures also increased due to the continuing growth in sales of custom FLEX-I-MID adhesiveless materials to HTI for hard disk drives. European sales of high frequency circuit materials continued to grow in 1997 with the proliferation of cellular base stations throughout Europe.

Sales of flexible circuit materials rose from 1995 to 1996 with particularly strong second half shipments to both existing and new customers in the computer market. The application for FLEX-I-MID materials with HTI contributed to this improvement. Demand increased for high frequency laminate materials for wireless communication applications. However, this growth was more significantly reflected in units than in dollars. These gains were substantially offset by decreased bus bar sales in Europe, primarily due to inventory adjustments by key customers of Rogers N.V.

Electronic Materials operating income was $12.0 million in 1997, $8.0 million in 1996 and $11.2 million in 1995. Profits from Rogers N.V. sales of bus bars and flexible circuit materials grew significantly in 1997. The contributing factors to the decrease from 1995 to 1996 were the substantial investments in people, capacity, and start-up costs to bring new high frequency circuit materials to commercial production, and the lower sales of bus bars at Rogers N.V.

Sales made through Rogers N.V., stated in local currencies, increased 42% in 1997, 8% in 1996, and 5% in 1995. When translated into U.S. dollars, these changes became gains of 30%, 5%, and 15% in 1997, 1996, and 1995, respectively. European sales of high frequency circuit materials continued to grow in 1997 with the proliferation of cellular base stations throughout Europe. Sales of Rogers RO3000 and RO4000 high frequency laminates for commercial wireless applications experienced tremendous growth in 1997. Sales of ENDUR components were also strong in Europe in 1997. New applications in power distribution devices for cellular telephone base stations and large power equipment accounted for most of the higher sales figures in 1996. Large customer inventories at the beginning of 1996 were drawn down, partially offsetting these 1996 sales increases.


BACKLOG

The Company's backlog of firm orders was $34.8 million at December 28, 1997, and $26.2 million at December 29, 1996. The increase is due primarily to the higher level of sales.


SOURCES OF LIQUIDITY AND CAPITAL

Net cash provided by operating activities amounted to $19.0 million in 1997, $14.3 million in 1996, and $11.9 million in 1995. Primary factors contributing to the year-to-year increase from 1996 to 1997 include increased earnings, a benefit from deferred income taxes, and a higher level of accounts payable and accrued expenses. Contributing to the year-to-year increase from 1995 to 1996 were higher earnings, substantial loan repayments from our Durel joint venture, and a lower contribution to the Company's domestic pension plan for unionized employees.

Capital expenditures totaled $17.7 million in 1997, $6.3 million in 1996, and $8.9 million in 1995. In terms of capacity, the Company has built new production facilities and expanded production lines in the United States and in Europe. The PORON manufacturing facility in
Woodstock, Connecticut was expanded in December 1997.   Ground has
been broken on new production facilities for high frequency laminates scheduled for completion in 1998 in Chandler, Arizona and Ghent, Belgium. The Chandler expansion will mark a tripling of domestic capacity for high frequency circuit materials production, while the new manufacturing facility in Ghent positions the Company more appropriately to service Europe with locally manufactured products. The Company also completed the tripling of capacity for flexible circuit materials manufacturing in 1997, with the conclusion of the Chandler plant expansion begun two years ago. In addition, a major expansion of its moldable composites plant in Manchester, Connecticut was completed in July 1997.

Capital spending was exceeded by cash generated from the Company's operating activities in all three years presented. For 1998, it is anticipated that capital spending will approximate $30.0 million. In 1998, significant expenditures will be made to continue both the Woodstock and Chandler expansions and the new high frequency circuit board production facility in Ghent, Belgium. It is anticipated that this spending will be financed with internally generated funds.

Net cash used in investing activities in 1997 was $30.7 million. The Company had a high level of capital expenditures and Rogers Induflex N.V. was purchased during the year.

In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under the new arrangement, the Company can borrow up to $15.0 million, or the equivalent in Belgian francs and/or Japanese yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002. The Company borrowed 390,207,039 Belgian francs (the equivalent of U.S. $10,660,000 as of December 28, 1997) under the new arrangement to facilitate the Rogers Induflex N.V. acquisition in Belgium, although the Company could have drawn down its cash position to make the purchase.

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

The Company has completed an assessment and has modified or replaced portions of its internally generated software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also uses software purchased from vendors. Each vendor was contacted and all software packages are year 2000 compliant. The only costs that will be incurred in the future will be for rigorous testing of the software, and these costs are expected to be insignificant.


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

The hard disk drive market for personal computers is characterized by volatility in demand, rapid technological change, significant pricing pressures and short lead times. Since the Company manufactures and sells its own circuit materials and high performance elastomers to meet the needs of this market, the Company's results may be affected by these factors. The Company also sells FLEX-I-MID circuit materials in the U.S. and Europe through an arrangement with Mitsui Chemicals, Inc. which produces this material in Japan under a technology license from the Company. In this case, the Company has no direct control over the manufacturing process, delivery dates or the impact of foreign exchange rates on its sale of FLEX-I-MID circuit materials.

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

The Company has been actively working with the Connecticut Department of Environmental Protection related to certain polychlorinated biphenyl contamination in the soil beneath a small section of cement flooring at its Woodstock, Connecticut facility. The Company is developing a remediation plan with the Connecticut Department of Environmental Protection. While the Company believes that the implementation of the remediation activities will not have a material adverse impact on the Company's results, there can be no assurance that unanticipated costs will not arise.

In addition, the Company is currently engaged in proceedings involving a number of Superfund sites, as a participant in a group of potentially responsible parties. The Company's estimation of environmental liabilities is based on an evaluation of currently available information with respect to each individual situation, including existing technology, presently enacted laws and regulations and the Company's experience in the addressing of such environmental matters. While current regulations impose potential joint and several liability upon each named party at any Superfund site, the Company's contribution for cleanup is expected to be limited due to the number of other potentially responsible parties, and the Company's share of the volume contributions of alleged waste to the sites, which the Company believes is de minimis. However, there can be no assurances that the Company's estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on the Company.

The level of anticipated 1998 capital expenditures could differ significantly from the forecasted amount due to a number of factors, including but not limited to changes in design, differences between the anticipated and actual delivery dates for new machinery and equipment, problems with the installation and start-up of such machinery and equipment, delays in the construction of new buildings and delays caused by the need to address other business priorities.

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

The Company believes that its existing software, including recently acquired software, is year 2000 compliant. However, rigorous testing of this software has not yet taken place and computer problems could develop as the year 2000 grows closer.

                                 56