Form 10-Q
period 1998-04-05
ROGERS CORP
filed 1998-05-19
CIK 84748

Total pages included - 13


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1998

                                    OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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

                                             Yes      X          No

The number of shares outstanding of the Registrant's classes of common stock as of May 3, 1998:

               Capital Stock, $1 Par Value-7,599,174 shares

                   ROGERS CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                              April 5, 1998


                                  INDEX


                                                            Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months Ended April 5, 1998 and
        March 30, 1997                                             3

   Consolidated Balance Sheets--
      April 5, 1998 and December 28, 1997                        4-5

   Consolidated Statements of Cash Flows--
      Three Months Ended April 5, 1998 and
        March 30, 1997                                             6

   Supplementary Notes                                           7-8

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                9-12

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                      13

SIGNATURES                                                        13

                    PART I - FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in Thousands Except Per Share Amounts)


                                               Three Months Ended:
                                             ----------------------
                                               April 5,   March 30,
                                                 1998         1997
                                             (14 weeks)  (13 weeks)
                                             ----------  ----------
Net Sales                                    $  58,313   $  44,340

  Cost of Sales                                 42,233      31,266
  Selling and Administrative Expenses            7,272       5,610
  Research and Development Expenses              2,611       2,451
                                             ---------   ---------
Total Costs and Expenses                        52,116      39,327
                                             ---------   ---------

Operating Income                                 6,197       5,013

Other Income less Other Charges                  (148)         414
Interest Income, Net                               231         107
                                             ---------   ---------
Income Before Income Taxes                       6,280       5,534

Income Taxes:
  Federal and Foreign                            1,696       1,369
  State                                            125         125
                                             ---------   ---------
Net Income                                   $   4,459   $   4,040
                                             =========   =========
Net Income Per Share (Note F):

  Basic                                      $     .59   $     .54
                                             =========   =========
  Diluted                                    $     .56   $     .52
                                             =========   =========
Shares Used in Computing (Note F):

  Basic                                      7,586,000   7,422,000
                                             =========   =========

  Diluted                                    7,960,000   7,740,000
                                             =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                   April 5, 1998     December 28, 1997
                                   -------------     -----------------
Current Assets:

  Cash and Cash Equivalents           $  14,263           $  18,791

  Marketable Securities                   3,022               2,764

  Accounts Receivable, Net               32,825              28,658

  Inventories:
    Raw Materials                        10,892              10,262
    In-Process and Finished              12,881              12,446
    Less LIFO Reserve                   (1,123)             (1,123)
                                       --------            --------
        Total Inventories                22,650              21,585

  Current Deferred Income Taxes           1,940               1,936

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                              5,158               5,158

  Other Current Assets                      610                 591
                                       --------            --------

      Total Current Assets               80,468              79,483
                                       --------            --------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $65,809 and $63,856                    57,280              52,201

Investment in Unconsolidated Joint
  Venture                                 5,052               5,373

Pension Asset                             4,731               4,731

Goodwill and Other Intangibles, Net      14,407              14,500

Other Assets                              2,143               2,152
                                       --------            --------
      Total Assets                     $164,081            $158,440
                                       ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                      April 5, 1998     December 28, 1997
                                      -------------     -----------------
Current Liabilities:

  Accounts Payable                       $ 16,399           $ 16,771
  Current Maturities of Long-Term Debt        600                600
  Accrued Employee Benefits and
    Compensation                            7,517              8,098
  Accrued Income Taxes Payable              5,106              3,628
  Taxes, Other than Federal and Foreign
    Income                                  1,221                839
  Other Accrued Liabilities                 4,434              4,047
                                         --------           --------

      Total Current Liabilities            35,277             33,983
                                         --------           --------

Long-Term Debt, less Current Maturities    13,660             13,660

Noncurrent Deferred Income Taxes            2,258              2,311

Noncurrent Pension Liability                3,901              3,900

Noncurrent Retiree Health Care and Life
  Insurance Benefits                        6,277              6,277

Other Long-Term Liabilities                 4,184              3,931

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 25,000,000; Issued
    and Outstanding Shares 7,599,174
      and 7,543,699                         7,599              7,544
  Additional Paid-In Capital               31,672             31,097
  Unrealized Loss on Marketable Securities     (2)                (5)
  Currency Translation Adjustment             215              1,160
  Retained Earnings                        59,040             54,582
                                         --------           --------

      Total Shareholders' Equity           98,524             94,378
                                         --------           --------

      Total Liabilities and
        Shareholders' Equity             $164,081           $158,440
                                         ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                     ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)

                                                      Three Months Ended:
                                                     ---------------------
                                                      April 5,   March 30,
                                                       1998       1997
                                                     ---------  ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                         $  4,459    $  4,040
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                     2,236       1,933
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net                 42        (197)
      Loss on Disposition of Assets                        --          25
      Noncurrent Pension and Postretirement Benefits      531         275
      Other, Net                                          247          20
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                          (4,493)     (4,033)
          Inventories                                  (1,217)       (594)
          Prepaid Expenses                                (32)        (67)
          Accounts Payable and Accrued Expenses           771       3,083
                                                     --------    --------

            Net Cash Provided by Operating Activities   2,544       4,485

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                   (7,397)     (3,065)
Acquisition of Business                                    --      (1,294)
Proceeds from Sale of Property, Plant and Equipment        --          49
Proceeds from Sale of Marketable Securities                --          10
Purchase of Marketable Securities                        (258)         --
Investment in Unconsolidated Joint Ventures and
  Affiliates                                              333         394
                                                     --------    --------

            Net Cash Provided by (Used in) Investing
              Activities                               (7,322)     (3,906)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings              284       1,500
Repayments of Debt Principal                             (265)     (1,500)
Proceeds from Sale of Capital Stock                       630         306
                                                     --------    --------

            Net Cash Provided by Financing Activities     649         306

Effect of Exchange Rate Changes on Cash                  (399)        131
                                                     --------    --------

Net Increase in Cash and Cash Equivalents              (4,528)      1,016

Cash and Cash Equivalents at Beginning of Year         18,791      18,675
                                                     --------    --------

Cash and Cash Equivalents at End of Quarter          $ 14,263    $ 19,691
                                                     ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                 ROGERS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTARY NOTES

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions  to  Form  10-Q  and Article  10  of  Regulation  S-X.
   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.

B. Net Assets Held for Sale consist of land and a building in Chandler, Arizona, currently being leased to the purchaser of the Company's Flexible Interconnection Business in 1993.

C. In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under the new arrangement, the Company can borrow up to $15.0 million, or the equivalent in Belgian Francs and/or Japanese Yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002. The Company borrowed 390,207,039 Belgian Francs under the new arrangement to facilitate the Rogers Induflex acquisition in Belgium in September 1997.

D. Interest paid during the first three months of 1998 and 1997 was $231,000 and $92,000, respectively.

E. Income taxes paid (refunded) were $79,634 and $(36,000) in the first three months of 1998 and 1997, respectively.

F. As of the beginning of 1998, the Company adopted Financial Accounting Standard Board Statement No. 130 (FAS No. 130), "Reporting Comprehensive Income". FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

   During the first quarter of 1998 and 1997, total comprehensive income amounted to $3.5 million and $3.3 million, respectively.

G. In 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share." FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the FAS No. 128 requirements.

   The following table sets forth the computation of basic and diluted earnings per share:

  (Dollars in Thousands, Except Per Share Amounts)  April 5,   March 30,
                                                     1998        1997
                                                   ---------------------

  Numerator:
    Net income                                     $  4,459    $  4,040

  Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                         7,586       7,422

    Effect of stock options                             374         318
                                                   ---------------------

    Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                  7,960       7,740
                                                   =====================

  Basic earnings per share                         $    .59    $    .54
                                                   =====================

  Diluted earnings per share                       $    .56    $    .52
                                                   =====================

H. The Company's fiscal year begins on the Monday nearest January 1 and ends on the Sunday nearest December 31. The fiscal year ending January 3, 1999 is a 53 week year and the quarter ending April 5, 1998 is a 14 week quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales of $58 million in the first quarter of 1998 were the highest for any quarter in the Company's history, and were up 32% over the comparable period last year. Combined Sales, which include one-half of the sales from Rogers two 50% owned joint ventures, grew 27% to $66 million for the quarter. Over 40% of the sales increase for the quarter was attributable to sales by Induflex, the European flexible laminates business acquired at the end of the third quarter last year and sales of a customized FLEX-I-MID(R) material to Hutchinson Technology Incorporated (HTI).

Sales of Polymer Materials for the first three months increased 17% from the comparable 1997 period. Continued investments in people and capacity have resulted in improved service to customers, better operating metrics, and higher sales. A new application for NITROPHYL(R) floats for fuel level sensing in propane tanks grew more rapidly than planned contributing to substantial sales growth at the Elastomer Components Unit. Sales of domestically manufactured PORON(R) urethane materials continued their upward climb. The completed expansion of the Woodstock, Connecticut, warehouse and plant has enabled the Poron Materials Unit to achieve improvements in customer service, while the addition of a third PORON production line is proceeding on schedule. Sales and operating performance of the moldable phenolic composites business are both improving and benefiting from the major capital investment made last year to expand capacity.

Sales of Electronic Materials for the first quarter increased 51% over the same period in 1997. About 60% of this increase is attributed to the aforementioned sales by Induflex and sales of FLEX-I-MID materials to HTI. Additionally, sales continue to improve at the Microwave Materials Division as it successfully targets commercial high frequency applications in wireless communications. The introduction of Rogers Express service, a next day shipping policy for some of our standard products, has been well received. The Division has also improved its production yields and is doing a better job of pleasing customers with on-time delivery. The current major expansion project is on track. The Circuit Materials Division experienced a softer computer market in the first quarter, slowing sales of traditional flexible circuit materials.

Europe continues to be a bright spot for sales growth, showing a 37% increase over the first quarter of last year, even when sales from the recently acquired Induflex business are not included. Furthermore, the strength of the U.S. Dollar dampened our reported European sales. Stated in local currency, Rogers European sales growth, excluding Induflex sales, was actually 57%. All of Rogers core products are now stocked in Europe, and Rogers is adding a microwave materials production facility and expanding its power distribution bus bar production capability in Belgium.

Profits before and after-tax and earnings per share for the first three months of 1998 were also the highest for any quarter in Rogers history. Compared with the first quarter

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


last year, before-tax profits of $6.3 million were up 13%, and net income of $4.5 million, after a slightly higher tax rate, increased 10%. Diluted earnings per share for the quarter were $.56, up from $.52 in the first three months of 1997.

Manufacturing profit as a percentage of sales in the first three months decreased from 29% in 1997 to 28% in 1998. This was primarily attributable to the lower margin on the sales of customized material to HTI. This material is produced for Rogers by Mitsui Chemical, Incorporated in Japan and has a lower margin than material that Rogers manufactures.

Selling and administrative expenses for the first three months of 1998 increased in total dollars but as a percentage of sales were approximately the same as the comparable period in the previous year. The increase in dollars reflects steps taken to develop the internal organization and information systems to support the Company's drive to become the first choice of customers worldwide.

Research and Development expense was approximately the same in the first three months of 1998 and 1997. Major development activities in Electronic Materials included process and product improvements to the RO3000(TM) and RO4000(R) high frequency circuit board materials, which are designed for use in high volume, low cost commercial wireless communication applications. In flexible circuit materials, development efforts focused on improved adhesives and improved
processing in our plant and at our customers' facility.   Polymer
Materials activity continue to include the commercialization of a slow rebound PORON urethane material for the foot comfort market, as well as improvements to a variety of other PORON materials for industrial and printing applications. New ENDUR(R) component formulations are being developed to provide improved friction properties and longevity in document transport applications. Finally, higher strength phenolic composites were developed for demanding applications in automotive powertrains and electric motors.

The Company's core technical capabilities in polymers, fillers and adhesion continued to improve with these specialized technologies now applied to immediate as well as longer term development tasks.

Net interest income for 1998 increased from 1997 due mainly to a tax interest refund received from the Internal Revenue Service.

As of September 1997, the Company can borrow up to $15.0 million or the equivalent in Belgian Francs and/or Japanese Yen under an unsecured multi-currency revolving credit agreement with Fleet
National Bank. Amounts borrowed under this agreement are to be repaid in full by September 19, 2002. The Company has borrowed 390 million Belgian Francs under this agreement as of April 5, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Other income less other charges decreased by more than $0.5 million when comparing 1998 first quarter with the comparable 1997 period. This change is attributable to lower gains on sale of assets and to a decline in joint venture and royalty income. Rogers INOAC Corporation, our joint venture with INOAC Corporation, lost a major customer in the disk drive industry and is working to replace this business.

Net cash provided by operating activities in the first three months of 1998 totaled $2.5 million compared with $4.5 million in the comparable 1997 period. This decrease is more than accounted for by the change in level of Accounts Payable.

Investments in capital equipment topped $7 million for the first quarter of 1998, a steep climb from the $3 million invested in the first three months of 1997. More than half of this spending is related to expansion projects in our Microwave Materials Division and our Poron Materials Unit. Management expects that spending for 1998, primarily for capacity expansions, new process equipment, and new information systems capability will total $30 million, nearly double the amount spent in 1997. It is anticipated that this spending will be financed with internally generated funds.

Management believes that in the near term internally generated funds and its credit facility with Fleet National Bank will be sufficient to meet the needs of the business. The Company continually reviews and assesses its lending relationships.

The Company has completed an assessment and has modified or replaced portions of its internally developed software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also uses software purchased from vendors. Each vendor was contacted and all software packages are year 2000 compliant. The only costs that will be incurred in the future will be for rigorous testing of the software and these costs are expected to be insignificant.

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

                      PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

       (b)There were no reports on Form 8-K filed for the three months ended April 5, 1998.


                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROGERS CORPORATION
                                   (Registrant)




                                   ______________________________
                                   By s/DALE S. SHEPHERD
                                   Dale S. Shepherd
                                   Authorized Officer
                                   Vice President, Finance
                                   Chief Financial Officer


Dated:  May 19, 1998