Form 10-K/A
period 1997-12-28
ROGERS CORP
filed 1998-06-25
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549


                          FORM 10-K/A

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


                                            Name of each
                                             exchange on
   Title of each class                    which registered
--------------------------------    -----------------------------
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

       The number of shares of Capital Stock, $1 par value, outstanding as of February 25, 1998 was 7,591,730.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 28, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1998 annual meeting of stockholders to be held April 23, 1998, are incorporated by reference into
Part III.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

 21   Subsidiaries of the Registrant.

 23   Consent of Independent Auditors.

 27.1 Financial Data Schedule.

 27.2 Financial Data Schedules (Restated Fiscal Year-Ends 1995 and 1996).

 27.3 Financial Data Schedules (Restated Quarters 1, 2, and 3 of 1996).

 27.4 Financial Data Schedules (Restated Quarters 1, 2, and 3 of 1997).

 29A  Rogers Corporation Form 11-K (RESIP)


 *In accordance with Rule 12b-23 and Rule 12b-32 under the Securities
  Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**    Management Contract.

                               Exhibit 29a


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


                                FORM 11-K
                              ANNUAL REPORT

                     Pursuant to Section 15(d) of the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1997


               ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                         (Full title of the plan)


                            ROGERS CORPORATION
       (Name of issuer of the securities held pursuant to the plan)

                               P.O. Box 188
                           One Technology Drive
                      Rogers, Connecticut 06263-0188
                 (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

December 31, 1997



Report of Ernst & Young LLP, Independent Auditors...................   1
Statements of Net Assets Available for Plan Benefits................   2
Statements of Changes in Net Assets Available for Plan Benefits.....   4
Notes to Financial Statements.......................................   6
Line 27a - Schedule of Assets Held for Investment Purposes..........  12
Line 27d - Schedule of Reportable Transactions......................  13
Consent of Independent Auditors.....................................  15

            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Rogers Employee Savings and
    Investment Plan Committee
Rogers Employee Savings
    and Investment Plan
Rogers Corporation


We have audited the accompanying statements of net assets available for plan benefits of Rogers Employee Savings and Investment Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1997 and 1996, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1997 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1997 financial statements taken as a whole.


                                                        ERNST & YOUNG LLP


Providence, Rhode Island
May 8, 1998

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN


                                               December 31, 1997
                                       Fixed       Rogers
                           Equity      Income      Stock      Loan
                           Funds       Fund        Fund       Fund      Total
                         ----------- ----------- ---------- -------- -----------
ASSETS

Investments--Note B:

  CIGNA Pooled Separate
    Accounts:

      55Q - Fidelity
        Puritan Fund     $ 2,959,549                                 $ 2,959,549

      55P - Fidelity
        Equity-Income II
        Fund               5,454,744                                   5,454,744

       55A - Fidelity
         Advisor Growth
         Opportunities
         Fund              4,564,818                                   4,564,818

       55F - Warburg-
         Pincus Advisor
         International
         Equity Fund       1,098,402                                   1,098,402

       SA-55EV - Janus
         Worldwide Fund      594,794                                     594,794

       SA-55E3 - Lazard
         Small Cap
         Portfolio           275,443                                     275,443

       SA-B - CIGNA Stock
         Index Account       520,277                                     520,277

       SA-55NM - Neuberger
         & Berman Partners
         Account             482,284                                     482,284

  CIGNA Guaranteed Long-
    Term Fund                        $12,121,263                      12,121,263

  Capital stock of Rogers
    Corporation                                  $5,872,830            5,872,830

Participants Notes
  Receivable                                                $807,112     807,112
                         ----------- ----------- ---------- -------- -----------
    NET ASSETS AVAILABLE
      FOR PLAN BENEFITS  $15,950,311 $12,121,263 $5,872,830 $807,112 $34,751,516
                         =========== =========== ========== ======== ===========

See notes to financial statements.

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN


                                               December 31, 1996
                                       Fixed       Rogers
                           Equity      Income      Stock      Loan
                           Funds       Fund        Fund       Fund      Total
                         ----------- ----------- ---------- -------- -----------
ASSETS

Investments--Note B:

  CIGNA Pooled Separate
    Accounts:

      55Q - Fidelity
        Puritan Fund     $ 2,145,025                                 $ 2,145,025

       55P - Fidelity
         Equity-Income
         II Fund           4,461,848                                   4,461,848

       55A - Fidelity
         Advisor Growth
         Opportunities
         Fund              3,215,043                                   3,215,043

       55F - Warburg-
         Pincus Advisor
         International
         Equity Fund       1,323,490                                   1,323,490

  CIGNA Guaranteed Long-
    Term Fund                        $ 8,665,185                       8,665,185

  Principal Mutual Life
    Insurance Company
    Group Annuity
    Contract with
    interest guarantee                 2,388,558                       2,388,558

  Capital stock of
    Rogers Corporation                           $3,342,448            3,342,448

Participants Notes
  Receivable                                                $703,802     703,802
                         ----------- ----------- ---------- -------- -----------
    NET ASSETS AVAILABLE
      FOR PLAN BENEFITS  $11,145,406 $11,053,743 $3,342,448 $703,802 $26,245,399
                         =========== =========== ========== ======== ===========

See notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN



                                          Year Ended December 31, 1997
                                     Fixed       Rogers
                          Equity     Income      Stock      Loan
                          Funds      Fund        Fund       Fund       Total
                       ----------- ----------- ---------- -------- -----------
ADDITIONS

Investment income:
  Interest                         $   665,827            $ 61,765 $   727,592

Contributions:
   Employees and
     rollovers         $ 2,407,421     930,111 $  374,717            3,712,249
   Rogers
     Corporation           161,690      59,712    284,802              506,204
                       ----------- ----------- ----------          -----------
                         2,569,111     989,823    659,519            4,218,453

Interfund transfers,
  net                      (81,051)    (40,460)    52,449   69,062           -
                       ----------- ----------- ---------- -------- -----------
     Total additions     2,488,060   1,615,190    711,968  130,827   4,946,045

DEDUCTIONS

Administrative
  expenses                                          4,858                4,858
Withdrawals and
  forfeitures              304,245     536,881     40,545   27,517     909,188
                       ----------- ----------- ---------- -------- -----------
     Total
       deductions          304,245     536,881     45,403   27,517     914,046
                       ----------- ----------- ---------- -------- -----------
     Net additions       2,183,815   1,078,309    666,565  103,310   4,031,999

Net realized and
  unrealized
  appreciation
  (depreciation) in
  fair value of
  investments            2,621,090     (10,789) 1,863,817        -   4,474,118
                       ----------- ----------- ---------- -------- -----------
    NET INCREASE         4,804,905   1,067,520  2,530,382  103,310   8,506,117

     Net assets
       available for
       plan benefits
       at beginning
       of year          11,145,406  11,053,743  3,342,448  703,802  26,245,399
                       ----------- ----------- ---------- -------- -----------
     NET ASSETS
       AVAILABLE FOR
       PLAN BENEFITS
       AT END OF YEAR  $15,950,311 $12,121,263 $5,872,830 $807,112 $34,751,516
                       =========== =========== ========== ======== ===========

See notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN


                                          Year Ended December 31, 1996
                                     Fixed       Rogers
                          Equity     Income      Stock      Loan
                          Funds      Fund        Fund       Fund       Total
                       ----------- ----------- ---------- -------- -----------
ADDITIONS

Investment income:
  Interest                         $   618,079            $ 51,510 $   669,589

Contributions:
   Employees and
     rollovers         $ 1,485,030     616,692 $  230,939            2,332,661
   Rogers
     Corporation           134,390      51,737    236,428              422,555
                       ----------- ----------- ----------          -----------
                         1,619,420     668,429    467,367            2,755,216
                       ----------- ----------- ---------- -------- -----------
Interfund transfers,
  net                       50,418    (123,393)    30,648   42,327           -
     Total additions     1,669,838   1,163,115    498,015   93,837   3,424,805

DEDUCTIONS

Administrative
  expenses                                          3,714                3,714
Withdrawals and
  forfeitures              393,797     481,188    191,373    3,610   1,069,968
                       ----------- ----------- ---------- -------- -----------
     Total deductions      393,797     481,188    195,087    3,610   1,073,682
                       ----------- ----------- ---------- -------- -----------
     Net additions       1,276,041     681,927    302,928   90,227   2,351,123

Net realized and
  unrealized
  appreciation in
  fair value of
  investments            1,473,426           -    643,238        -   2,116,664
                       ----------- ----------- ---------- -------- -----------
    NET INCREASE         2,749,467     681,927    946,166   90,227   4,467,787

     Net assets
       available for
       plan benefits
       at beginning
       of year           8,395,939  10,371,816  2,396,282  613,575  21,777,612
                       ----------- ----------- ---------- -------- -----------
     NET ASSETS
       AVAILABLE FOR
       PLAN BENEFITS
       AT END OF YEAR  $11,145,406 $11,053,743 $3,342,448 $703,802 $26,245,399
                       =========== =========== ========== ======== ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

Years Ended December 31, 1997 and 1996

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

The accounts of the Rogers Employee Savings and Investment Plan (the Plan or RESIP) are reported on the accrual basis. The preparation of
financial statements   in   conformity  with  GAAP  requires  the  use   of
management's estimates.

Valuation of Investments:
Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. Investments in pooled separate accounts are stated at fair value based on the year end market value of each unit held, which is based upon the market value of the underlying assets of the funds less investment management fees and asset charges.

The   investments  in  the  Fixed  Income  Fund,  which  consist  primarily of CIGNA's  Guaranteed  Long-Term Fund and a guaranteed  investment contract, are valued  at  contract  value  as  estimated by  the  insurance
companies, which approximates  market.   Contract  value  represents
contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses. The interest rate for CIGNA's guaranteed long-term fund is determined twice a year and
is guaranteed not to change for  six  months.   The  average interest rate
was 6.03% for 1997 and 6.95% for  1996.   The  crediting interest rate was
6.45% for the first six months of 1997 and 5.95% for the final six months of 1997.

The majority of the costs and expenses incurred in connection with the operation of the Plan have been borne by Rogers Corporation.

NOTE B--DESCRIPTION OF THE PLAN

The RESIP is a contributory defined contribution plan covering all regular U.S. employees who have completed at least one month of continuous service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $9,500 (in 1997 and 1996), 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing. Since July 1, 1997, contributions are allocated in any combination of the following ten available investment options.

   A. Fixed Income Fund - portfolio of a guaranteed investment contract with an insurance company and the CIGNA Guaranteed Long-Term Fund which is invested primarily in intermediate-term bonds and commercial mortgages. As of January 2, 1997, all remaining guaranteed investment contracts were rolled into the CIGNA Guaranteed Long-Term Fund.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

NOTE B--DESCRIPTION OF THE PLAN--CONTINUED


   B. Equity Funds - the following equity fund options represent pooled separate accounts of CIGNA:
         1. Account 55Q - invested solely in Fidelity Puritan Fund, a mutual fund consisting of a broadly diversified portfolio of high-yielding securities, including common stocks, preferred stocks and bonds.
         2. Account 55P - invested solely in the Fidelity Equity-Income II Fund, a mutual fund consisting of income-producing equity securities with potential for capital appreciation.
         3. Account 55A - invested solely in the Fidelity Advisor Growth Opportunities Fund, a mutual fund consisting of primarily common stocks and securities convertible into common stock.
         4. Account 55F - invested solely in the Warburg Pincus Advisor International Equity Fund, a mutual fund consisting of a broadly diversified portfolio of equity securities of financially strong non-U.S. issuers located in growing international economies.
         5. Account SA-55EV - invested solely in Janus Worldwide Fund, a mutual fund consisting of investments in foreign and domestic securities in an effort to take advantage of differences in economic trends and market cycles around the globe.
            (Contributions effective July 1, 1997.)
         6. Account SA-55E3 - invested solely in Lazard Small Cap Portfolio, a mutual fund consisting of investments in stocks of small-sized companies (under $1 billion market capitalization) that are believed to be inexpensively priced relative to the return on total capital or equity. (Contributions effective July 1, 1997.)
         7. Account SA-55NM - invested solely in Neuberger & Berman Partners Account, a mutual fund consisting of investments in stocks of mid-sized companies that are selling for less than their perceived market value in an effort to provide capital growth. (Contributions effective July 1, 1997.)
         8. Account SA-B - invested solely in the CIGNA Stock Index Account, a mutual fund consisting of investments in common stocks representing the S&P 500 Index and S&P 500 Index futures instruments. (Contributions effective July 1, 1997.)
   C.  Rogers Stock Fund - capital stock of Rogers Corporation.


All participants, except those in collective bargaining units, are eligible to receive matching Company contributions. The Company may contribute any factor from 0% to 50% of each participant's contribution up to the first 4%
of each participant's annual compensation.   The factor the Company
contributed was 50% in 1997 and in 1996. One-half of the Company's contribution is invested in Company stock and the other half is invested at the participant's direction. Company contributions invested in Rogers Corporation Stock were $253,101 and $211,278 for 1997 and 1996, respectively. Additionally, participants chose to allocate $31,701 and $25,150 of the remaining Company match to Rogers Corporation Stock.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

NOTE B--DESCRIPTION OF THE PLAN--CONTINUED


Participants may borrow from their fund accounts a minimum of $1,000 and to a maximum equal to the lesser of $50,000 or 50 percent of their vested
account balance.   Loan transactions are treated as a transfer to (from) the
investment fund from (to) the Participant Notes fund. Loan terms range from one to five years or up to ten years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined quarterly by the Plan administrator. Principal and interest are paid ratably through monthly payroll deductions.

Each participant's account reflects the individual's pretax contribution, the Company's contribution (if applicable), an allocation of Plan earnings, and rollovers (if applicable). Total earnings by fund are allocated daily to individual accounts.

Participants are 100% vested in their contributions and to the extent a participant is not eligible for retirement he or she is vested as to the Company's contributions at 25% after two years of continuous service, increased by 25% for each additional year of continuous service up to 100%. Upon early retirement, normal retirement, total disability, as defined by the Plan, or death, a participant is 100% vested as to the Company's contributions. Any participant who is terminated and not re-employed with the Company within one year of termination forfeits his or her interest in the nonvested portion of the Company contribution. If re-employed within one year, the participant will recover his or her rights in this nonvested portion.

A participant's tax-deferred contributions cannot be withdrawn prior to age 59-1/2 except for an immediate financial hardship, as defined by the Plan. Company contributions can be drawn upon after five years in the Plan and a participant can withdraw funds for any reason upon reaching age 59-1/2. Upon early retirement, normal retirement, total disability, as defined by the Plan, death, or any other termination of employment, a participant may receive the value of the vested portion of his or her total account as of the next valuation date offset by any outstanding Plan loans.

Certain assets amounting to approximately $825,000 are included in participant contributions as a result of certain employees from the Bisco Materials Unit becoming participants in the Rogers Employees Savings and Investment Plan.

PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants would become 100% vested in their accounts.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

NOTE C-INVESTMENTS-CONTINUED:


The activity for the individual accounts comprising the Equity Funds in the Statement of Changes in Net Assets Available for Plan Benefits is shown below:

                                                    Year Ended December 31, 1997
                                                           Account
                                            Account        55F-
                               Account      55A-           Warburg-                            Account      Account
                   Account     55P-         Fidelity       Pincus       Account     Acocunt    SA - B       SA - 55NM
                   55Q-        Fidelity     Advisor        Advisor      SA - 55EV   SA - 55E3  CIGNA        Neuberger
                   Fidelity    Equity-      Growth         Int'l        Janus       Lazard     Stock        & Berman
                   Puritan     Income       Opportunities  Equity       Worldwide   Small Cap  index        Partners
                   Fund        II Fund      Fund           Fund         Fund        Portfolio  Account      Account    Total
                   ---------------------------------------------------------------------------------------------------------------

ADDITIONS
Contributions:
Employees and
  rollovers        $  366,848  $  664,022   $  811,847     $  263,789   $ 68,216    $ 26,952    $ 174,254   $ 31,493   $ 2,407,421

Rogers
  Corporation          26,976      51,618       49,629         21,459      4,239       2,261        3,020      2,488       161,690
                   ---------------------------------------------------------------------------------------------------------------
                      393,824     715,640      861,476        285,248     72,455      29,213      177,274     33,981     2,569,111

Interfund
  transfers, net       (8,640)   (773,764)    (387,144)      (445,959)   542,587     242,348      318,740    430,781       (81,051)
                   ---------------------------------------------------------------------------------------------------------------
Total additions       385,184     (58,124)     474,332       (160,711)   615,042     271,561      496,014    464,762     2,488,060

DEDUCTIONS
Withdrawals and
  forfeitures          79,227     103,302       94,041         27,545         31          11           66         22       304,245
                   ---------------------------------------------------------------------------------------------------------------
Total deductions       79,227     103,302       94,041         27,545         31          11           66         22       304,245
                   ---------------------------------------------------------------------------------------------------------------

Net additions
  (deductions)        305,957    (161,426)     380,291       (188,256)   615,011     271,550      495,948    464,740     2,183,815

Net realized and
 unrealized
 appreciation
 (depreciation)
 in fair value of
 investments          508,567   1,154,322      969,484        (36,832)   (20,217)      3,893       24,329     17,544     2,621,090
                   ---------------------------------------------------------------------------------------------------------------
NET INCREASE
  (DECREASE)          814,524     992,896    1,349,775       (225,088)   594,794     275,443      520,277    482,284     4,804,905

Net assets
  available for
  plan benefits
  at beginning
  of year           2,145,025   4,461,848    3,215,043      1,323,490          -           -            -          -    11,145,406
                   ---------------------------------------------------------------------------------------------------------------
NET ASSETS
  AVAILABLE
  FOR PLAN
  BENEFITS AT
  END OF YEAR      $2,959,549  $5,454,744   $4,564,818     $1,098,402   $594,794    $275,443    $ 520,277   $482,284   $15,950,311
                   ===============================================================================================================

                                      - 9 -

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

The activity for the individual accounts comprising the Equity Funds in the Statement of Changes in Net Assets Available for Plan Benefits is shown below:

                                                            Account
                                              Account         55F-
                                  Account       55A-        Warburg-
                        Account    55P-      Fidelity       Pincus
                          55Q-   Fidelity      Advisor      Advisor
                       Fidelity   Equity-      Growth        Int'l
                       Puritan   Income II  Opportunities   Equity
                         Fund      Fund         Fund         Fund      Total
                     -----------------------------------------------------------
ADDITIONS
Contributions:
   Employees and
     rollovers       $  284,644  $  529,731  $  444,048   $  226,607 $ 1,485,030
   Rogers
     Corporation         24,310      47,993      41,933       20,154     134,390
                     -----------------------------------------------------------
                        308,954     577,724     485,981      246,761   1,619,420

Interfund transfers      54,076     (42,283)    (56,598)      95,223      50,418
                     -----------------------------------------------------------
     Total additions    363,030     535,441     429,383      341,984   1,669,838

DEDUCTIONS
Withdrawals and
  forfeitures            71,946     153,664     138,436       29,751     393,797
                     -----------------------------------------------------------
     Total deductions    71,946     153,664     138,436       29,751     393,797
                     -----------------------------------------------------------

     Net additions      291,084     381,777     290,947      312,233   1,276,041

Net realized and
  unrealized
  appreciation in
  fair value of
  investments           248,642     647,957     479,935       96,892   1,473,426
                     -----------------------------------------------------------

    NET INCREASE        539,726   1,029,734     770,882      409,125   2,749,467

     Net assets
       available for
       plan benefits
       at beginning
       of year        1,605,299   3,432,114   2,444,161      914,365   8,395,939
                     -----------------------------------------------------------
       NET ASSETS
         AVAILABLE
         FOR PLAN
         BENEFITS AT
         END OF
         YEAR        $2,145,025  $4,461,848  $3,215,043   $1,323,490 $11,145,406
                     ===========================================================

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

NOTE D--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 1997 and 1996, the Plan entered into the following transactions with parties-in-interest:

                                               December 31
                              -------------------------------------------
                                       1997                   1996
                              -------------------------------------------
                                Shares      Amount      Shares     Amount
                              -------------------------------------------
Rogers Corporation:
Purchases of capital stock    46,213.915  $1,620,502  35,655.187  $855,826
Sales of capital stock, at
  market value                27,049.511   1,005,103  20,701.817   508,268

There were no other transactions with parties-in-interest that were prohibited by ERISA Section 406 and for which there were no statutory or administrative exception.


NOTE E--INCOME TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated November 26, 1996, that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The RESIP Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.


NOTE F--YEAR 2000 ISSUE (UNAUDITED)

The Plan sponsor has developed a plan to modify its internal information technology to be ready for the year 2000 and has begun converting critical data processing systems. The project also includes determining whether third party service providers have reasonable plans in place to become year 2000 ready. The Plan sponsor currently expects the project to be substantially complete by early 1999. Costs related to the Year 2000 project will be primarily borne by the Plan sponsor and third party service providers. The Plan sponsor does not expect this project to have significant effect on Plan operations.

                           Supplemental Schedules

                 LINE 27a - ASSETS HELD FOR INVESTMENT PURPOSES
                   ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               December 31, 1997

                             Description of Invest-
                             ment Including Maturity
  Identity of Issue          Date, Rate of Interest,                Current
    or Borrower              Par or Maturity Value      Cost         Value
----------------------------------------------------------------------------
Equity Funds

CIGNA Pooled Separate
  Accounts:*

    55Q - Fidelity Puritan
      Fund                    112,113.111 units of   $ 2,258,204  $ 2,959,549
                                participation
    55P - Fidelity Equity-
      Income II Fund          155,532.125 units of     3,920,090    5,454,744
                                participation
    55A - Fidelity Advisor
      Growth Opportunities
      Fund                    72,709.344 units of      3,356,051    4,564,818
                                participation
    55F - Warburg Pincus
      Advisor International
      Equity Fund             48,770.878 units of      1,099,068    1,098,402
                                participation
    SA - 55EV - Janus
      Worldwide Fund          13,873.905 units of        601,693      594,794
                                participation
    SA - 55E3 - Lazard
      Small Cap Portfolio     11,719.731 units of        271,479      275,443
                                participation
    SA - 55NM - Neuberger &
      Berman Partners
      Account                 23,995.881 units of        470,475      482,284
                                participation
    SA-B - CIGNA Stock
      Index Account           10,226.637 units of
                                participation            678,149      520,277
                                                     -----------  -----------
                                                      12,655,209   15,950,311

Fixed Income Fund

CIGNA Guaranteed Long-Term
  Fund*                       399,806.677 units of
                                participation         12,121,263   12,121,263

Rogers Stock Fund
  Capital Stock:
    Rogers Corporation*       142,377.499 shares       4,094,633    5,872,830

Loan Fund
  Participant loans           Participant loans,
                                interest from 6.5%
                                to 10%                         -      807,112
                                                     -----------  -----------
                                                     $28,871,105  $34,751,516
                                                     ===========  ===========

* Indicates party-in-interest to the Plan.

                  LINE 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                   ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                         Year Ended December 31, 1997

                                                            Current
Identity                                                     Value
  of                                                      of Asset on    Net
 Party    Description  Purchase    Selling    Cost of    Transaction    Gain/
Involved   of Assets     Price      Price      Asset         Date      (Loss)

Category (i)--Individual transactions in excess of 5% of plan assets

CIGNA*    Principal
          Mutual
          Life
          Insurance
          Company
          Contract
          #4-10396,
          4.820%
           Sold in 1
           transaction              $ 2,388,558 $ 2,388,558 $ 2,388,558

Category (iii)--A series of securities transactions in excess of 5% of plan assets

CIGNA*    CIGNA
          Guaranteed
          Long-Term
          Fund
           Purchased
           516,158.067
           units in 83
           transactions $13,987,875              13,987,875  13,987,875
           Sold
           116,351.390
           units in 111
           transactions               2,311,794   2,311,794   2,311,794

          Fixed Income
          Fund
           Purchased
           21,679.783
           units in 24
           transactions     530,757                 530,757     530,757
           Sold
           420,226.621
           units in 42
           transactions              11,768,946  11,768,946  11,768,946

          Pooled Separate
          Accounts:

          55P - Fidelity
          Equity-Income
          II Fund
           Purchased
           46,867.902
           units in 85
           transactions   1,475,317               1,475,317   1,475,317
           Sold
           53,169.419
           units in 112
           transactions               1,632,588   1,228,699   1,632,588 $403,889

          55A - Fidelity
           Advisor Growth
           Opportunities
           Fund
           Purchased
           37,571.750
           units in 84
           transactions   2,086,815               2,086,815   2,086,815
           Sold
           30,698.013
           units in 104
           transactions               1,700,391   1,304,236   1,700,391  396,155

          55F - Warburg
           Pincus Advisor
           International
           Equity Fund
           Purchased
           21,911.466
           units in 50
           transactions     548,225                 548,225     548,225
           Sold
           29,315.632
           units in 103
           transactions                 731,325     641,657     731,325   89,668

          55Q - Fidelity
           Puritan Fund
           Purchased
           57,327.991
           units in 67
           transactions   1,366,246               1,366,246   1,366,246
           Sold
           44,658.882
           units in 83
           transactions               1,133,866     911,775   1,133,866  222,091

               LINE 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                     Year Ended December 31, 1997

                                                              Current
Identity                                                       Value
   of                                                       of Asset on   Net
 Party     Description    Purchase    Selling    Cost of    Transaction   Gain/
Involved    of Assets      Price       Price      Asset        Date      (Loss)

          SA-55EV - Janus
           Worldwide Fund
           Purchased
           21,857.877
           units in 51
           transactions     952,437                952,437     952,437
           Sold
           7,983.972
           units in 24
           transactions                339,788     350,744     339,788  (10,956)

          SA-55E3 - Lazard
           Small Cap
           Portfolio
           Purchased
           22,862.869
           units in 45
           transactions     530,139                530,139     530,139
           Sold
           11,143.138
           units in 17
           transactions                258,397     258,660     258,397     (263)

         SA-55NM - Neuberger
          & Berman
          Partners
          Account
          Purchased
          29,690.799
          units in 45
          transactions      579,645                579,645     579,645
          Sold
          5,694.918
          units in 15
          transactions                 113,057     109,170     113,057    3,887

         SA-B - CIGNA
          Stock Index
          Account
          Purchased
          17,018.850
          units in 48
          transactions    1,006,082             1,006,082   1,006,082
          Sold
          6,792.213
          units in 20
          transactions                332,145     327,933     332,145     4,212

Rogers   Rogers Corporation
Corpor-   Common Stock
ation*    Purchased
          46,213.915
          shares in 86
          transactions    1,620,502             1,620,502   1,620,502
          Sold
          27,049.511
          shares in 78
          transactions              1,005,103     750,950   1,005,103   254,153

There were no category (ii) or (iv) transactions during 1997.

* Indicates party-in-interest to the Plan.

                     CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087,
33-53353, and 333-14419) pertaining to the Rogers Employee Savings and Investment Plan of Rogers Corporation of our report dated May 8, 1998, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan included in this Annual Report
(Form 11-K) for the year ended December 31, 1997.



                                                          ERNST & YOUNG LLP


Providence, Rhode Island
June 19, 1998