Form 10-Q
period 1998-07-05
ROGERS CORP
filed 1998-08-18
CIK 84748

Total pages included - 14


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 1998

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

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of August 2, 1998:

               Capital Stock, $1 Par Value-7,614,545 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               July 5, 1998


                                   INDEX


                                                            Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended
        July 5, 1998 and June 29, 1997                           3

   Consolidated Balance Sheets--
      July 5, 1998 and December 28, 1997                       4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended July 5, 1998 and
        June 29, 1997                                            6

   Supplementary Notes                                         7-8

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations               9-13

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                    14

SIGNATURES                                                      14

                      PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                    ROGERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in Thousands Except for Per Share Amounts)

                                Three Months Ended:       Six Months Ended:
                             -----------------------------------------------
                               July 5,    June 29,      July 5,    June 29,
                                1998        1997         1998        1997
                             -----------------------------------------------
Net Sales                    $  53,389   $  45,788    $  111,702  $  90,128

  Cost of Sales                 40,242      32,183        82,475     63,449
  Selling and Administrative
    Expenses                     7,534       6,179        14,806     11,789
  Research and Development
      Expenses                   2,521       2,516         5,132      4,967
                             -----------------------------------------------
Total Costs and Expenses        50,297      40,878       102,413     80,205
                             -----------------------------------------------
Operating Income                 3,092       4,910         9,289      9,923

Other Income less Other
  Charges                          468         520           320        934
Interest Income, Net               131         194           362        301
                             -----------------------------------------------
Income Before Income Taxes       3,691       5,624         9,971     11,158

Income Taxes:
  Federal and Foreign              950       1,394         2,651      2,763
  State                            120         125           240        250
                             -----------------------------------------------
Net  Income                  $   2,621   $   4,105    $    7,080  $   8,145
                             ===============================================
Net Income Per Share
  (Note G):
   Basic                     $    0.35   $    0.55    $    0.93   $    1.09
                             ===============================================

   Diluted                   $    0.33   $    0.53    $    0.89   $    1.05
                             ===============================================
Shares Used in Computing
  (Note G):
  Basic                      7,595,000   7,462,000    7,591,000   7,441,794
                             ===============================================

  Diluted                    7,947,000   7,801,000    7,953,000   7,770,490
                             ===============================================

The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)



                                    July 5, 1998      December 28, 1997
                                    ------------      -----------------
Current Assets:

  Cash and Cash Equivalents          $   10,081           $  18,791

  Marketable Securities                   3,015               2,764

  Accounts Receivable, Net               31,323              28,658

  Inventories:
    Raw Materials                        11,633              10,262
    In-Process and Finished              10,629              11,323
                                     ----------           ---------
      Total Inventories                  22,262              21,585

  Current Deferred Income Taxes           1,936               1,936

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                              5,158               5,158

  Other Current Assets                      508                 591
                                     ----------           ---------
      Total Current Assets               74,283              79,483
                                     ----------           ---------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $67,979 and $63,856                    64,659              52,201

Investment in Unconsolidated Joint
  Venture                                 5,253               5,373

Pension Asset                             4,731               4,731

Goodwill and Other Intangibles, Net      14,316              14,500

Other Assets                              2,093               2,152
                                     ----------           ---------
      Total Assets                   $  165,335           $ 158,440
                                     ==========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                      July 5, 1998    December 28, 1997
                                      ------------    -----------------
Current Liabilities:

  Accounts Payable                      $  15,902         $   16,771
  Current Maturities of Long-Term Debt        600                600
  Accrued Employee Benefits and
    Compensation                            7,418              8,098
  Accrued Income Taxes Payable              3,865              3,628
  Taxes, Other than Federal and Foreign
    Income                                  1,006                839
  Other Accrued Liabilities                 5,424              4,047
                                        ---------         ----------
      Total Current Liabilities            34,215             33,983
                                        ---------         ----------

Long-Term Debt, less Current Maturities    13,660             13,660

Noncurrent Deferred Income Taxes            2,283              2,311

Noncurrent Pension Liability                3,901              3,900

Noncurrent Retiree Health Care and Life
  Insurance Benefits                        6,277              6,277

Other Long-Term Liabilities                 4,303              3,931

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000; Issued
    and Outstanding Shares 7,613,735
      and 7,543,699                         7,613              7,544
  Additional Paid-In Capital               31,516             31,097
  Less Treasury Stock (12,800 shares)        (423)                 0
  Unrealized Loss on Marketable
    Securities                                (12)                (4)
  Currency Translation Adjustment             342              1,160
  Retained Earnings                        61,660             54,581
                                        ---------         ----------
      Total Shareholders' Equity          100,696             94,378
                                        ---------         ----------
      Total Liabilities and
        Shareholders' Equity            $ 165,335         $  158,440
                                        =========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                                       Six Months Ended:
                                                 --------------------------
                                                    July 5,        June 29,
                                                     1998            1997
CASH FLOWS PROVIDED BY (USED IN) OPERATING       --------------------------
  ACTIVITIES:
  Net Income                                     $   7,079      $   8,145
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                  4,536          4,187
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net              62           (473)
      Loss on Disposition of Assets                     51             50
      Noncurrent Pension and Postretirement
        Benefits                                     1,034            585
      Other, Net                                       391            124
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of
        Assets:
          Accounts Receivable                       (3,070)        (3,797)
          Inventories                                 (759)        (2,602)
          Prepaid Expenses                              79            (29)
          Accounts Payable and Accrued Expenses     (1,048)         3,525
                                                 --------------------------
            Net Cash Provided by Operating
              Activities                             8,355          9,715

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
Capital Expenditures                               (16,907)        (5,958)
Proceeds from Sales of Business                         --             --
Acquisition of Business                                 --         (1,294)
Proceeds from Sale of Property, Plant &
  Equipment                                            (96)            53
Proceeds from Sale of Marketable Securities           (252)            22
Purchase of Marketable Securities                       --             --
Investment in Unconsolidated Joint Ventures
  and Affiliates                                       333            386
                                                 --------------------------
            Net Cash Provided by (Used in)
              Investing Activities                 (16,922)        (6,791)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
Proceeds from Short and Long-Term Borrowings           286          1,500
Repayments of Debt Principal                          (269)        (1,500)
Acquisition of Treasury Stock                         (423)            --
Proceeds from Sale of Capital Stock                    489            589
                                                 --------------------------
            Net Cash Provided by Financing
              Activities                                83            589

Effect of Exchange Rate Changes on Cash               (226)          (109)
                                                 --------------------------
Net Increase in Cash and Cash Equivalents           (8,710)         3,404

Cash and Cash Equivalents at Beginning of Year      18,791         18,675
                                                 --------------------------
Cash and Cash Equivalents at End of Quarter      $  10,081      $  22,079
                                                 ==========================

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

D. Interest paid during the first six months of 1998 and 1997 was $593,000 and $403,000, respectively.

E. Income taxes paid were $2,170,000 and $1,792,000 in the first six months of 1998 and 1997, respectively.

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

   During the second quarters of 1998 and 1997, total comprehensive income amounted to $2.7 million and $3.9 million, respectively. For the first six months of 1998 and 1997, total comprehensive income amounted to $6.3 million and $7.2 million, respectively.

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

   The following table sets forth the computation of basic and diluted earnings per share:

                                  Three Months Ended:  Six Months Ended:
                                  --------------------------------------
  (In Thousands, Except Per Share   July 5, June 29,   July 5,  June 29,
   Amounts)                          1998     1997      1998      1997
                                  --------------------------------------

   Numerator:
     Net income                    $ 2,621  $ 4,105   $ 7,079   $ 8,145

   Denominator:
     Denominator for basic
     earnings per share -
     weighted-average shares         7,595    7,462     7,591     7,442

   Effect of stock options             352      339       362       328
                                  ---------------------------------------
   Denominator for diluted
     earnings per share -
     adjusted weighted-average
     shares and assumed
     conversions                     7,947    7,801     7,953     7,770
                                  =======================================

   Basic earnings per share        $  0.35  $  0.55   $  0.93   $  1.09
                                  =======================================

   Diluted earnings per share      $  0.33  $  0.53   $  0.89   $  1.05
                                  =======================================

H. The Company's fiscal year begins on the Monday nearest January 1 and ends on the Sunday nearest December 31. The fiscal year ending January 3, 1999 is a 53 week year and the additional week is included in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $53.4 million in the second quarter and $111.7 million for the first six months of 1998, up 17% and 24%, respectively, over the comparable periods in 1997. Combined Sales, which include one-half of the sales from Rogers two 50% owned joint ventures, were $61.1 million for the quarter and $126.9 million for the half, up 13% and 20%, respectively, over the same periods in 1997. However, second quarter 1998 sales were 7% below the sales levels in the first quarter.

Sales of Polymer Materials in the second quarter and first half of 1998 were 4% and 10%, respectively, above the levels in the same periods of 1997. During the first half a new application for Nitrophyl floats for fuel level sensing in propane tanks contributed to substantial sales growth at the Elastomer Components Unit. Also sales of R/bak plate backing and mounting products were significantly higher than the first half of 1997 reflecting strong growth in South America and Europe.

The moldable phenolic composites business had strong growth in Europe and record sales in the first half of 1998. Last year a major capital investment was made to expand capacity for this business.

Sales of Electronic Materials for the second quarter and first six months increased 32% and 41%, respectively, from the comparable 1997 periods. A majority of the second quarter and first half year-to-year volume increase came from sales of Induflex, the European flexible laminates business Rogers acquired at the end of September 1997, and sales of a customized FLEX-I-MID material to Hutchinson Technology Incorporated. In addition, the Microwave Materials Division continued to grow in sales for commercial high frequency applications in wireless communications with both second quarter and first half 1998 sales significantly exceeding those in the comparable 1997 periods.

Europe remains a bright spot for sales growth with sales for the second quarter and first six months of 1998 growing 14% and 25%, respectively over the same periods in 1997 even when sales from the recently acquired Induflex business are not included. Furthermore, the strength of the U.S. Dollar dampened reported European sales. Stated in local currency, Rogers European sales growth, excluding Induflex sales, was actually 35% for the first six months of 1998. All of Rogers core products are now stocked in Europe, and Rogers is adding a microwave materials production facility and expanding its power distribution bus bar production capability in Belgium.

Profits before tax of $3.7 million for the second quarter and $10.0 million for the first half of 1998 were down 34% and 11%, respectively, from the same periods in 1997. Net income of $2.6 million for the second quarter and $7.1 million for the second half were down 36% and 13%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Earnings per share (diluted) for the second quarter this year were $0.33, down from $0.53 in the same period last year. For the first half of 1998, earnings per share (diluted) were $0.89 compared to $1.05 in the initial six-month period a year ago.

This disappointing performance in the second quarter was due to a number of factors including softness in the domestic computer market as well as conditions in Southeast Asia where customers are being adversely impacted, particularly in the wireless communications and computer markets. These conditions have contributed to somewhat slower growth in sales to the wireless communications market and significantly lower sales of the flexible circuit materials manufactured at the Circuit Materials Division which are primarily used in computer hard disk drives. Sales of the customized material to Hutchinson Technology Incorporated continue to grow, but Rogers does not manufacture this material, and, therefore, it carries a lower margin. The costs of transitioning to new manufacturing processes and equipment in the two Arizona divisions further reduced profitability for the quarter. In addition, only relatively modest profits were earned by the two operations that were acquired last year, the Bisco silicone foam business and the Induflex unit in Europe. Both acquisitions have excellent future prospects, but they are still in the early stages of integration into the Company.

Manufacturing profit as a percentage of sales in the first six months of 1998 and 1997 was 26% and 30%, respectively. The decrease from 1997 to 1998 was primarily attributable to several factors at the Circuit Materials Division. The growing sales of customized materials to Hutchinson Technology Incorporated are produced for Rogers by Mitsui Chemical Incorporated in Japan and carry a lower margin than material that Rogers manufactures. Margins on the lower sales of flexible circuit materials manufactured at the Circuit Materials Division for use in computer hard disk drives declined due to lower prices and inventory write-offs.

Selling and administrative expense for the first six months of 1998 increased in total dollars, but as a percentage of sales were approximately the same as the comparable period in the previous year. The increase in dollars reflects steps taken to develop the internal organization and new information systems.

Research and Development expense in the first six months of 1998 increased 3% over the comparable 1997 period. Major development activities in Electronic Materials included process and product improvements to the RO3000 and RO4000 high frequency circuit laminate materials, which are designed for use in high volume, low cost commercial wireless communication applications. In flexible circuit materials, development efforts focused on improved adhesives and improved processing in the Company's plant and at
customers' facilities.   Polymer Materials activity continue to include the
commercialization of a slow rebound PORON urethane material for the foot comfort market, as well as improvements to a variety of other PORON materials for industrial and printing applications. New ENDUR component formulations are being developed to provide improved friction properties and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

longevity in document handling applications. Finally, higher strength phenolic composites continue to receive technical support as does improved cure monitoring of phenolic compounds which should lead to improved processing by customers.

The Company's core technical capabilities in polymers and fillers were applied to immediate as well as longer term development tasks.

Net interest income for 1998 increased from 1997 due mainly to a tax interest refund received from the Internal Revenue Service.

As of September 1997, the Company may borrow up to $15.0 million, or the equivalent in Belgian Francs and/or Japanese Yen, under an unsecured multi-currency revolving credit agreement with Fleet National Bank. Amounts borrowed under this agreement are to be repaid in full by September 19, 2002. The Company has borrowed 390 million Belgian Francs under this agreement as of July 5, 1998.

Other income less other charges was $0.3 million for the first six months of 1998 compared with $0.9 million for the same period in 1997. This change is attributable to lower gains on sale of assets and to a decline in joint venture and royalty income.

Durel Corporation, the joint venture with 3M, which manufactures electroluminescent lamps, is making slower progress than anticipated in shifting its sales and manufacturing toward the high volume, low price demands of the wireless communications market. A new judge has been appointed for the patent infringement lawsuit brought by Durel to protect its proprietary technology, and Rogers is hopeful that a trial will take place before year-end. Rogers INOAC Corporation (RIC), the joint venture with INOAC Corporation, continues to deal with changes in the disk drive industry and is being hurt by economic conditions in Japan and Southeast Asia.

Net cash provided by operating activities in the first six months of 1998 totaled $8.4 million compared with $9.7 million in the comparable 1997 period. This difference was caused by a mix of factors, the largest of which was a change in the level of Accounts Payable.

Capital expenditures totaled $16.9 million and $6.0 million for the first six months of 1998 and 1997, respectively. More than half of 1998 spending is related to expansion projects in the Microwave Materials Division and the Poron Materials Unit. Management expects that spending for 1998, primarily for capacity expansions, new process equipment, and new information systems capability will total over $30 million, about double the amount spent in 1997. It is anticipated that this spending will be financed primarily with internal funds.

Management believes that in the near term internally generated funds and its credit facility with Fleet National Bank will be sufficient to meet the needs of the business. The Company continually reviews and assesses its lending relationships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The Company has completed an assessment and has modified or replaced portions of its internally developed software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also uses software purchased from vendors. Each such vendor was contacted and all software packages are year 2000 compliant. The only costs that will be incurred in the future will be for rigorous testing of the software and these costs are not expected to be significant. The Company is currently in the initial stages of analyzing third party compliance and its effect on operations.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is developing a remediation plan with the CT DEP. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 and based on updated estimates provided an additional $700,000 in 1997 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 was charged in both 1996 and 1997. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter, the United States Environmental Protection Agency (the "EPA") originally sought an administrative penalty of $227,000, which was later changed to $300,000. The EPA has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of $281,000. The Company disputes the allegations and intends to contest the assessment of any penalty.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, and the like, are incorporated by reference in the Rogers Corporation 1997 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

                        PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

       (b)There were no reports on Form 8-K filed for the three months ended July 5, 1998.





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

Dated:  August 18, 1998