Form 10-Q
period 1998-10-04
ROGERS CORP
filed 1998-11-18
CIK 84748

Total pages included - 14


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

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

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of November 1, 1998:

               Capital Stock, $1 Par Value-7,620,383 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              October 4, 1998


                                   INDEX


                                                            Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Nine Months Ended
        October 4, 1998 and September 28, 1997                   3

   Consolidated Balance Sheets--
      October 4, 1998 and December 28, 1997                    4-5

   Consolidated Statements of Cash Flows--
      Nine Months Ended October 4, 1998 and
        September 28, 1997                                       6

   Supplementary Notes                                         7-8

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              9-13

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                    14

SIGNATURES                                                      14

                         PART I - FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                       ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in Thousands Except for Per Share Amounts)

                               Three Months Ended:        Nine Months Ended:
                            -------------------------  -------------------------
                            October 4,  September 28,  October 4,  September 28,
                               1998         1997          1998          1997
                            -------------------------  -------------------------
Net Sales                   $   51,319   $   47,752     $ 163,021    $   137,880

  Cost of Sales                 38,409       33,359       120,884         96,808
  Selling and Administrative
    Expenses                     6,432        6,387        21,238         18,176
  Research and Development
    Expenses                     2,933        2,441         8,065          7,408
                            -----------------------     ------------------------
Total Costs and Expenses        47,774       42,187       150,187        122,392
                            -----------------------     ------------------------
Operating Income                 3,545        5,565        12,834         15,488

Other Income less Other
  Charges                           19          205           339          1,139
Interest Income, Net               230          172           592            473
                            -----------------------     ------------------------
Income Before Income Taxes       3,794        5,942        13,765         17,100

Income Taxes:
  Federal and Foreign              981        1,479         3,632          4,242
  State                            120          125           360            375
                            -----------------------     ------------------------
Net Income                  $    2,693   $    4,338     $   9,773    $    12,483
                            =======================     ========================
Net Income Per Share
  (Note G):
    Basic                   $     0.36   $     0.58     $    1.29    $      1.67
                            =======================     ========================

    Diluted                 $     0.34   $     0.55     $    1.23    $      1.60
                            =======================     ========================

Shares Used in Computing
  (Note G):
    Basic                    7,593,000    7,488,000     7,591,000      7,457,000
                            =======================     ========================

    Diluted                  7,837,000    7,883,000     7,914,000      7,808,000
                            =======================     ========================

The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)



                                   October 4, 1998    December 28, 1997
                                   ---------------    -----------------
Current Assets:

  Cash and Cash Equivalents           $   9,417           $  18,791

  Marketable Securities                   1,369               2,764

  Accounts Receivable, Net               32,342              28,658

  Inventories:
    Raw Materials                         9,285              10,262
    In-Process and Finished               9,960              11,323
                                      ---------           ---------
      Total Inventories                  19,245              21,585

  Current Deferred Income Taxes           1,938               1,936

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                              5,158               5,158

  Other Current Assets                      735                 591
                                      ---------           ---------
      Total Current Assets               70,204              79,483
                                      ---------           ---------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $71,383 and $63,856                    72,669              52,201

Investment in Unconsolidated Joint
  Venture                                 5,359               5,373

Pension Asset                             4,731               4,731

Goodwill and Other Intangibles, Net      14,253              14,500

Other Assets                              2,546               2,152
                                      ---------           ---------
      Total Assets                    $ 169,762           $ 158,440
                                      =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                      October 4, 1998   December 28, 1997
                                      ---------------   -----------------
Current Liabilities:

  Accounts Payable                       $  13,780          $  16,771
  Current Maturities of Long-Term Debt         600                600
  Accrued Employee Benefits and
    Compensation                             8,058              8,098
  Accrued Income Taxes Payable               5,259              3,628
  Taxes, Other than Federal and Foreign
    Income                                   1,471                839
  Other Accrued Liabilities                  6,122              4,047
                                         ---------          ---------
      Total Current Liabilities             35,290             33,983
                                         ---------          ---------

Long-Term Debt, less Current Maturities     13,060             13,660

Noncurrent Deferred Income Taxes             2,417              2,311

Noncurrent Pension Liability                 3,901              3,900

Noncurrent Retiree Health Care and Life
  Insurance Benefits                         6,277              6,277

Other Long-Term Liabilities                  4,467              3,931

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000; Issued
    and Outstanding Shares 7,618,883
      and 7,543,699                          7,619              7,544
  Additional Paid-In Capital                31,614             31,097
  Less Treasury Stock (12,800 shares)         (423)                 0
  Unrealized Gain/(Loss) on Marketable
    Securities                                   1                 (4)
  Currency Translation Adjustment            1,184              1,160
  Retained Earnings                         64,355             54,581
                                         ---------          ---------

      Total Shareholders' Equity           104,350             94,378
                                         ---------          ---------
      Total Liabilities and
        Shareholders' Equity             $ 169,762          $ 158,440
                                         =========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                                          Nine Months Ended:
                                                      -------------------------
                                                      October 4,  September 28,
                                                         1998         1997
                                                      -------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
    Net Income                                        $   9,773    $  12,483
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
        Depreciation and Amortization                     6,983        5,668
        Equity in Undistributed (Income) Loss of
          Unconsolidated Joint Ventures, Net               (118)        (803)
        Noncurrent Pension and Postretirement
          Benefits                                        1,034          939
        Other, Net                                          156          502
        Changes in Operating Assets and Liabilities
          Excluding Effects of Disposition of Assets:
            Accounts Receivable                          (3,269)      (7,985)
            Inventories                                   2,659       (3,206)
            Prepaid Expenses                               (107)        (141)
            Accounts Payable and Accrued Expenses           292        3,790
                                                      ---------    ---------
              Net Cash Provided by Operating
                Activities                               17,403       11,247

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
Capital Expenditures                                    (25,410)      (9,721)
Proceeds from Sales of Business                              --           --
Acquisition of Business                                  (2,250)      (1,294)
Acquisition Escrow                                           --      (10,759)
Proceeds from Sale of Property, Plant & Equipment           (97)          57
Proceeds from Sale of Marketable Securities               1,395          247
Purchase of Marketable Securities                            --           --
Investment in Unconsolidated Joint Ventures and
  Affiliates                                                333          386
                                                      ---------    ---------
            Net Cash Provided by (Used in)
              Investing Activities                      (26,029)     (21,084)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                290       12,259
Repayments of Debt Principal                               (603)      (1,500)
Acquisition of Treasury Stock                              (423)          --
Proceeds from Sale of Capital Stock                         592          830
                                                      ---------    ---------
            Net Cash Provided by Financing
              Activities                                   (144)      11,589

Effect of Exchange Rate Changes on Cash                    (604)         186
                                                      ---------    ---------

Net Increase in Cash and Cash Equivalents                (9,374)       1,938

Cash and Cash Equivalents at Beginning of Year           18,791       18,675
                                                      ---------    ---------

Cash and Cash Equivalents at End of Quarter           $   9,417    $  20,613
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

D. Interest paid during the first nine months of 1998 and 1997 was $794,000 and $500,000, respectively.

E. Income  taxes  paid  were  $2,230,000  and  $1,953,000  in  the  first   nine
   months of 1998 and 1997, respectively.

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

   During the third quarters of 1998 and 1997, total comprehensive income amounted to $3.5 million and $4.3 million, respectively. For the first nine months of 1998 and 1997, total comprehensive income amounted to $9.8 million and $11.5 million, respectively.

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

   The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended:       Nine Months Ended:
                             ------------------------  -------------------------
  (In  Thousands, Except     October 4, September 28,  October 4,  September 28,
   Per Share Amounts)           1998        1997          1998         1997
                             ------------------------  -------------------------
  Numerator:
   Net income                 $  2,693   $  4,338       $  9,773     $ 12,483

  Denominator:
   Denominator for basic
   earnings per share -
   weighted-average shares       7,593      7,488          7,591        7,457

   Effect of stock options         244        395            323          351

   Denominator for diluted
   earnings per share -
   adjusted weighted-average
   shares and assumed
   conversions                   7,837      7,883          7,914        7,808

  Basic earnings per share    $   0.36   $   0.58       $   1.29     $   1.67

  Diluted earnings per share  $   0.34   $   0.55       $   1.23     $   1.60

H. The Company's fiscal year begins on the Monday nearest January 1 and ends on the Sunday nearest December 31. The fiscal year ending January 3, 1999 is a 53 week year and the additional week is included in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $51.3 million in the third quarter and $163.0 million for the first nine months of 1998, up 7% and 18%, respectively, over the comparable periods in 1997. Combined Sales, which include one-half of the sales from Rogers two 50% owned joint ventures, were $58.4 million for the quarter and $185.3 million for the nine month period, up 4% and 14%, respectively, over the same periods in 1997.

In the third quarter sales of flexible circuit materials manufactured by Rogers were down about 40% mainly because of depressed conditions in Southeast Asia and in the computer disk drive industry. Offsetting the drop was a substantial gain in sales of FLEX-I-MID(R) adhesiveless laminate materials supplied to us by Mitsui Chemicals, Inc. and sold to Hutchinson Technology Incorporated for suspension assemblies used in advanced disk drives. Other Rogers product lines were either about the same or down modestly from the third quarter last year.

Sales of Polymer Materials in the third quarter were 2% below the third quarter of 1997. Sales for the first nine months of 1998 were 6% above the same period of 1997. A new application for NITROPHYL(R) floats for fuel level sensing in propane tanks contributed to substantial sales growth at the Elastomer Components Unit during the first nine months of 1998. The moldable composites business, bolstered by increasing sales to Europe, and with the recent addition of a major new U. S. customer for electrical commutator materials is on course to achieve record sales for the year. The major expansion completed in 1997 is now effectively supporting the growth of moldable composites in Europe and in the U.S.

Sales of Electronic Materials for the third quarter and first nine months increased 18% and 33%, respectively, from the comparable 1997 periods despite the decline in sales of the flexible circuit materials manufactured in Chandler, Arizona. Sales by the recently acquired Induflex unit and sales of FLEX-I-MID material to Hutchinson Technology Incorporated accounted for much of this increase.

In the third quarter, the Microwave Materials Division had record sales which were made possible by the completion and startup of its manufacturing facility in Arizona. This new facility not only substantially increases the Company's capacity to make high frequency laminates, but now the Company is able to manufacture, rather than purchase a critical material used in this product line. In addition, in Ghent, Belgium, installation of the microwave laminates production line is proceeding about on schedule, with startup expected to begin late in the fourth quarter. These major investments will place Rogers in an even stronger position to serve the fast growing worldwide wireless communications market.

Over the past several years, Rogers has intensified its sales and marketing activities in Europe. This effort is now paying off handsomely. Sales in Europe for all product lines, other than those of the recently acquired Induflex business, increased 22% in local currency during the first nine months of the year. Induflex, which was acquired at the end of September, 1997, currently

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


manufactures thin aluminum and copper laminates, primarily for shielding electromagnetic and radio frequency interference. The Company has begun to broaden the Induflex product range and plans to increase sales in a number of new, higher margin application areas.

Profits before tax of $3.8 million for the third quarter and $13.8 million for the first nine months of 1998 were down 36% and 20%, respectively, from the same periods in 1997. Net income of $2.7 million for the third quarter and $9.8 million for the first nine months were down 38% and 22%, respectively.

Earnings per share (diluted) for the third quarter this year were $0.34, down from $0.55 in the same period last year. For the first nine months of 1998, earnings per share (diluted) were $1.23 compared to $1.60 in the initial nine-month period a year ago.

Manufacturing profit as a percentage of sales in the first nine months of 1998 and 1997 was 26% and 30%, respectively. This comparative profit margin continues to be negatively impacted by the lower percentage of sales earned on the resale of the FLEX-I-MID material as contrasted with profit margins on the Company's own manufactured materials. In addition, only relatively modest profits were earned by the two operations that were acquired last year, the Bisco silicone foam business and the Induflex unit in Europe. Both acquisitions have excellent future prospects, but are still in the early stages of integration into the Company. Also, in the third quarter, the major expansions and startup activities for microwave materials and PORON(R) materials reduced profitability.

Selling and administrative expenses for the first nine months of 1998 increased in total dollars, but as a percentage of sales were approximately the same as the comparable period in the previous year. The increase in dollars primarily reflects steps taken to strengthen the internal organization and to improve information systems.

Research and Development expense in the first nine months of 1998 increased 3% over the comparable 1997 period. Major development activities in Electronic Materials included process and product improvements to the RO3000(TM) and RO4000(R) high frequency circuit laminate materials, which are designed for use in high volume, low cost commercial wireless communication applications. In flexible circuit materials, development efforts focused on new material technology, improved adhesives and improved processing in
the Company's plant and at customers' facilities.   Polymer Materials
activity continue to include the commercialization of a slow rebound PORON urethane material for the foot comfort market, as well as improvements to a variety of other PORON materials for industrial and printing applications. New ENDUR(R) component formulations are being developed to provide improved friction properties and longevity in document handling applications.
Finally, higher strength phenolic composites continue to receive technical support as does improved cure monitoring of phenolic compounds which should lead to improved processing by customers.

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

At the end of the quarter, the Company acquired the dampening sleeve business of Imation Corp., formerly a business of 3M. Dampening sleeves are used in lithographic printing. The acquisition complements the Company's existing line of R/bak(R) compressible plate mounting materials for flexography. This small acquisition will also take advantage of the Company's existing capabilities in nonwoven products, the basic material used in dampening sleeves and will permit better utilization of the Rogers, Connecticut facility. Although the dampening sleeve business is mature, the Company's familiarity with nonwoven materials and with the graphic arts industry should contribute to the quick and profitable integration of this business into the Company.

As of September 1997, the Company can borrow up to $15.0 million or the equivalent in Belgian Francs and/or Japanese Yen under an unsecured multi-currency revolving credit agreement with Fleet National Bank. Amounts borrowed under this agreement are to be repaid in full by September 19, 2002. The Company has borrowed 390 million Belgian Francs under this agreement as of October 4, 1998.

Other income less other charges was $0.3 million for the first nine months of 1998 compared with $1.1 million for the same period in 1997. This change is attributable to lower gains on sales of assets and to a decline in joint venture and royalty income.

Durel Corporation, the joint venture with 3M, which manufactures electroluminescent lamps, is making slower progress than anticipated in shifting its sales and manufacturing toward the high volume, low price demands of the wireless communications market. A new judge has been appointed for the patent infringement lawsuit brought by Durel to protect its proprietary technology, and Rogers is hopeful that a trial will take place within the next six months. Subsequent to the end of the third quarter, the U. S. District Court in Phoenix, Arizona made several important rulings mainly in favor of Durel. Rogers INOAC Corporation
(RIC), the joint venture with INOAC Corporation, continues to deal with changes in the disk drive industry and is being hurt by economic conditions in Japan and Southeast Asia.

Net cash provided by operating activities in the first nine months of 1998 totaled $17.4 million compared with $11.2 million in the comparable 1997 period. This difference is primarily attributable to the change in the level of inventories and receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Capital expenditures totaled $25.4 million and $9.7 million for the first nine months of 1998 and 1997, respectively. More than half of 1998 spending is related to expansion projects in the Microwave Materials Division and the Poron Materials Unit. Management expects that spending for 1998, primarily for capacity expansions, new process equipment, and new information systems capability will total about $31 million, nearly double the amount spent in 1997. It is anticipated that the spending will be financed with internal funds.

Management believes that in the near term internally generated funds and the Fleet National Bank credit facility will be sufficient to meet the needs of the business. The Company continually reviews and assesses its lending relationships.

The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's activities and operations. If a company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on company operations. The Company is confident that its own internal systems are Year 2000 compliant, or planned up-grades will be in place.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and /or material costs caused by undetected errors or defects in the technology used in its internal operating systems which are composed predominately of third party software and hardware technology.

The Company is in the process of determining the impact those parties that are not Year 2000 compliant may have on the operation of the Company primarily through the use of questionnaires. Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse affect on the Company's results of operations, liquidity and financial condition. The Company plans on developing a contingency plan once it has completed its assessment of significant third party compliance. The contingency plan will be developed to minimize the Company's exposure to work slowdowns or business disruptions and any adverse affects on the Company's results of operations.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws. The Company is currently involved as a participant in various groups of potentially responsible parties (PRPs) in four cases involving waste disposal sites, all of which are Superfund sites. In addition, the Company has recently received a notice from the U.S. Environmental Protection Agency concerning the Company's alleged minor involvement with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


another waste disposal site, which is also a Superfund site. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates.
Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CTDEP) related to certain polychlorinated biphenyl (PCB) soil contamination beneath a section of concrete flooring in a basement area of its Woodstock, Connecticut facility. The Company and the CTDEP are in the last stages of developing an action plan for the final phase of remediation of contaminated soils at that site. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994 and based on updated estimates provided an additional $700,000 in 1997 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 was charged in both 1996 and 1997. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter, the United States Environmental Protection Agency
(EPA) originally sought an administrative penalty of $227,000, which was later changed to $300,000. The EPA has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of $281,000. The Company vigorously disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment to the EPA Environmental Appeals Board. This appeal has not yet been ruled on.

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

                        PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

   (b) There were no reports on Form 8-K filed for the three months ended October 4, 1998.


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

Dated:  November 18, 1998

<END>