Form 10-K
period 1999-01-03
ROGERS CORP
filed 1999-03-25
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                            	Washington, D. C. 20549


                                    	FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the fiscal year ended January 3, 1999

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

		(860) 774-9605
		(Registrant's telephone number, including area code)

		Securities registered pursuant to Section 12(b) of the Act:


                                        			Name of each exchange on
	Title of each class		                         which registered
Capital Stock, $1 Par Value           		American Stock Exchange, Inc.
		                                    	     Pacific Exchange, Inc.
Rights to Purchase Capital Stock	      	American Stock Exchange, Inc.
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	The aggregate market value of the Capital Stock, $1 par value, held by non-affiliates of the Registrant as of February 25, 1999 was $194,740,286.

	The number of shares of Capital Stock, $1 par value, outstanding as of February 25, 1999 was 7,621,266.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended January 3, 1999 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 1999 annual meeting of stockholders to be held April 22, 1999, are incorporated by reference into
Part III.

                         TABLE OF CONTENTS


                              PART I

Item                                                                  Page

	 1.	Business	                                                          1

	 2.	Properties                                                         6

	 3.	Legal Proceedings	                                                 6

	 4.	Submission of Matters to a Vote of Security Holders	               7


PART II


	 5.	Market for Registrant's Common Equity and Related Stockholder
			Matters                                                              7

	 6.	Selected Financial Data	                                           7

	 7.	Management's Discussion and Analysis of Financial Condition and
			Results of Operations                                                7

	 7A.	Quantitative and Qualitative Disclosures About Market Risk	       8

	 8.	Financial Statements and Supplementary Data	                       8

	 9.	Changes in and Disagreements with Accountants on Accounting and
			Financial Disclosure	                                                8

PART III


	10.	Directors and Executive Officers of the Registrant	                8

	11.	Executive Compensation                                           	 8

	12.	Security Ownership of Certain Beneficial Owners and Management	    8

	13.	Certain Relationships and Related Transactions	                    9

PART IV


	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	  9

SIGNATURES

		Signatures                                                          	13

                                 PART I

Item 1.  BUSINESS
GENERAL

Rogers Corporation (the Company), founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. The Company has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now predominantly to a range of specialty polymer composite materials for communications, imaging, computer, transportation, and consumer applications.

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

             BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 41-43 of the annual report to shareholders for the year ended January 3, 1999, is incorporated herein by reference.

                                  PRODUCTS

Rogers Corporation manufactures and sells specialty polymer composite materials and components which it develops for growing markets and applications around the world. The Company has two business segments:
Polymer Materials and Electronic Materials. The Company's products are based on its core technologies in polymers, fillers, and adhesion. Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under the Company's valuable brand names.

POLYMER MATERIALS

Polymer Materials include high performance elastomer materials, elastomer components, and high performance thermoset moldable composites. The Company's Polymer Materials have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

Polymer Materials are sold to fabricators, molders, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's Polymer Materials include: PORON(R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices, computers and peripherals; PORON cushion insole materials for footwear and related products;

PORON healthcare and medical materials for body cushioning, orthotic appliances, and artificial limbs; PORON silicone foams and sponges, used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks; PORON silicone solids for shielding extreme temperature or flame; R/bak(R) compressible printing plate backing and mounting products for cushioning flexographic printing on packaging materials; NITROPHYL(R) floats for fill level sensing in fuel tanks, motors, and storage tanks; ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, facsimile machines, mail sorting machines and automated teller machines; MPC(R) phenolic-based and RX(R) epoxy-based thermoset moldable composites for molding engine and transmission parts used in vehicles, and for molding commutator hubs, brush holders, and other high performance parts that insulate electrical activity in electric motors, appliances, and tools. In January 1999, the Company acquired portions of the moldable composite business of Cytec Fiberite, broadening the line of thermoset moldable phenolic and epoxy composites that it can offer customers for high performance applications. Acquired products include brake piston formulations for molding disk brakes, and toughened epoxy engineered composites for molding opto-electronics components.

The Company's two joint ventures extend and complement the Company's worldwide businesses in Polymer Materials. The Rogers Inoac Corporation
(RIC), a 50% owned joint venture with Japan-based Inoac Corporation, manufactures high performance PORON elastomer materials and ENDUR components in Mie and Nagoya, Japan. The Durel Corporation, a 50% owned joint venture with 3M, manufactures DUREL electroluminescent lamps in Chandler, Arizona.

ELECTRONIC MATERIALS

Electronic Materials include printed circuit board laminates for high frequency circuits, flexible printed circuit board laminates for high performance flexible circuits, polyester based industrial laminates, composite materials, and power distribution bus bars. The Company's Electronic Materials have characteristics that offer performance and other advantages in many market applications, and serve to differentiate the Company's products from competitors' products and from commonly available materials.

Electronic Materials are sold principally to independent and captive printed circuit board manufacturers who convert the Company's laminates to custom printed circuits.

The polymer based dielectric layers of the Company's high frequency circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for the Company's high frequency printed circuit board materials include RO3000TM, RO4000TM, DUROID(R), RT/duroid(R), ULTRALAM(R), and TMM(R) laminates. All of these laminates are used for making circuitry that receives, transmits, and processes high frequency communications signals. Each laminate addresses specific needs and applications within the communications market. High frequency circuits are used throughout the equipment and devices that comprise all wireless communications systems, including for cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex(R) materials. They are mainly used to make interconnections for hard disk drives, portable computers, and miniaturized electronic devices. The performance characteristics of R/flex materials differentiate these laminates from commonly available flexible circuit materials.

The adhesiveless flexible circuit materials that the Company sells to Hutchinson Technology Incorporated, for making TSA suspensions in magneto resistive hard disk drives, are called FLEX-I-MID(R) materials. FLEX-I-MID materials are manufactured by Mitsui Chemicals, Inc. of Japan, under a technology license from Rogers Corporation.

Power distribution bus bars are manufactured by the Company under the MEKTRON(R) trade name. Bus bars are sold to manufacturers of high voltage electrical traction systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment.

Industrial laminates are manufactured by the Company under the Induflex(R) trade name. These polyester based laminates, with thin aluminum and copper cladding, are sold to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to automotive component manufacturers for making flat, etched-foil heaters.

The Company's nonwoven composite materials are manufactured for medical padding and bandaging, electrical and thermal insulation, and industrial pre-filtration applications. In October 1998, the Company acquired the dampening sleeve business of Imation, a former 3M business. These nonwoven composite roller covers, and related pressroom products, are consumable supplies used by the lithographic printing industry.

                                   BACKLOG

Excluding joint venture activity, the backlog of firm orders for Polymer Materials was $15,092,000 at January 3, 1999 and $13,173,000 at December 28, 1997. The backlog of firm orders for Electronic Materials was $21,931,000 at January 3, 1999 and $21,585,000 at December 28, 1997. The amount of unfilled orders is reasonably stable throughout the year.

                                 RAW MATERIALS

The manufacture of both Polymer and Electronic Materials requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply that, if discontinued, could interrupt production. When this has occurred in the past, the Company has purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.

                                   EMPLOYEES

The Company employed an average of 553 people in the Polymer Materials operations and 568 people in the Electronic Materials operations during 1998.

                                  SEASONALITY

In the Company's opinion, neither the Polymer Materials business nor the Electronics Materials business is seasonal.

                            CUSTOMERS & MARKETING

The Company's products were sold to approximately 2,300 customers worldwide in 1998. Sales to Hutchinson Technology Incorporated accounted for 13% of sales during 1998. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within both its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

The Company markets its full range of products throughout the United States and in most foreign markets. Over 85% of the Company's sales are sold through the Company's own domestic and foreign sales force, with the balance sold through independent agents and distributors.

                              COMPETITION

There are no firms that compete with the Company across its full range of product lines. However, each of the Company's products faces competition in each business segment in domestic and foreign markets. Competition comes from firms of all sizes and types, including those with substantially more resources than the Company. The Company's strategy is to offer technically advanced products that are price competitive in their markets, and to link the offerings with market knowledge and customer service. The Company believes this serves to differentiate the Company's products in many markets.

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

During its fiscal year 1998, the Company spent $10,352,000 on research and development activities, compared with $9,608,000 in 1997, and $9,184,000 in 1996. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $7,452,000, $6,908,000, and $6,484,000 in 1998, 1997, and 1996, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.

                             ENVIRONMENTAL REGULATION

During fiscal year 1998, the Company spent $930,000 on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 1999 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $2,900,000 of which $1,600,000 has been accrued and $1,200,000 is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.
                                                                    Served in
 Name, Age and                                            	      Present Posi-
Present Position    Prior Business Experience in Past Five Years   tion Since
----------------    --------------------------------------------- ------------
Walter E. Boomer,   General in the U.S. Marine Corps from June 1986
61, President and   to August 1994;  Senior Vice President and
Chief Executive    	Chief Project Management Officer of McDermott
Officer             International, Inc. to February 1995; President
                    of Babcock & Wilcox Power Generation Group and
	                   Executive Vice President of McDermott
                   	International, Inc. to October 1996.            March 1997

Aarno A. Hassell,   Vice President, Circuit Materials Group from
59, Vice President, January 1988 to August 1994.	                  August 1994
Market Development

Bruce G. Kosa, 59  	Technical Director from August 1992 to October
Vice President,	    1994.                                         October 1994
Technology

Frank H. Roland,   President of Halstead Industries, Inc. from
63, Vice           June 1991 to January 1995;  Vice President of
President,         RBX Corporation January 1995 to October 1996;
Finance; Chief     President of Rubatex Corporation April 1995 to
Financial Officer; October 1996; President and Chief Executive
and Secretary	     of RBX Corporation	October 1996 to July 1998.   	Sept. 1998

John A. Richie,  	Director of Human Resources from July 1992 to
51, Vice         	October 1994.                                   October 1994
President, Human
Resources

Robert D. Wachob, Vice President, Sales and Marketing from October
51, Senior Vice   1990 to May 1997.	                                  May 1997
President, Sales
and Marketing

Donald F. O'Leary, Assistant Controller from April 1982 to April
55, Corporate      1995.                                           	April 1995
Controller
Executive Officer                                                 		April 1996

Robert M. Soffer, 51
Treasurer and Assistant
Secretary                                                         		March 1987
Clerk	                                                          	February 1992

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well-maintained, in good operating condition, and suitable for its current and anticipated business. Manufacturing capacity was added to the facilities located in Chandler, Arizona, Ghent, Belgium, and Woodstock, Connecticut, during 1998. Operating capacity can be increased by additional worker hours at these and at several of the Company's other locations. Also, adequate land is available for foreseeable future requirements at each of the Company's owned plants.

                          	Floor Space
                         	(Square Feet)    	Type of Facility     	Leased/Owned
Polymer Materials
Manchester, Connecticut     	 128,000        	Manufacturing            Owned
                              	38,000          	Warehouse              Owned
South Windham, Connecticut	    88,000         Manufacturing            Owned
Woodstock, Connecticut	       116,000       	 Manufacturing           	Owned
Elk Grove Village, Illinois	   93,000        	Manufacturing      	Leased through
                                                                        9/01

Electronic Materials
Chandler, Arizona	            112,000         	Manufacturing           	Owned
                              	11,000          	Warehouse              	Owned
Chandler, Arizona*	           142,000      	Manufacturing Facility
                                            		  Held for Sale          	Owned
Rogers, Connecticut         	 290,000         	Manufacturing           	Owned
Ghent, Belgium
	Rogers NV	                    98,000         	Manufacturing            Owned
	Rogers Induflex NV           	96,000         	Manufacturing            Owned
Tokyo, Japan	                   2,000         	Sales Office       Leased through
                                                                        8/99
Wanchai, Hong Kong	             1,000         	Sales Office      	Leased through
                                                                        3/00
Taipei, Taiwan, R.O.C.          1,000          Sales Office       Leased through
                                                                        7/00

Corporate
Rogers, Connecticut	          116,000      Corporate Headquarters/
		                                         Research & Development       Owned

*	The company is leasing this facility to the purchaser of the flexible interconnections business, which was sold in 1993.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in five cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan that has been approved by the CT DEP, and it is expected that removal of soil contamination will be completed in 1999. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997 and $600,000 in 1998 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997 and 1998. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company has reflected this fine in expense in 1998 but vigorously disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.


Item 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  	PART II


Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 45, under the caption "Restriction on Payment of Dividends" in Note G on page 33, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 54 of the 1998 annual report to shareholders.

At February 25, 1999, there were 1,060 shareholders of record.

Item 6.	SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 19 of the 1998 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 46 through 56 of the 1998 annual report to shareholders.

Item 7A.	QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" on page 53 of the 1998 annual report to shareholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages 20 through 44 and under the caption "Quarterly Results of Operations (Unaudited)" on page 45 of the 1998 annual report to shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.


                                 	PART III


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 2 of the Registrant's definitive proxy statement dated March 17, 1999, for its 1998 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" on page 5 and "Executive Compensation" on pages 6 through 13 of the Registrant's definitive proxy statement, dated March 17, 1999, for its 1999 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 3 and "Beneficial Ownership of More Than Five Percent of the Corporation's Stock" on page 4 of the Registrant's definitive proxy statement, dated March 17, 1999, for its 1999 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to certain relationships and related transactions included under the captions "Other Arrangements and Payments" and "Certain Relationships and Related Transactions" on page 14 of the Registrant's definitive proxy statement, dated March 17, 1999, for its 1999 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

                                 	PART IV


Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) - The following consolidated financial statements of Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended January 3, 1999, are incorporated by reference in Item 8:

			Consolidated Balance Sheets-January 3, 1999 and December 28, 1997
			Consolidated Statements of Income -- Fiscal Years Ended January 3, 1999,
			      December 28, 1997, and December 29, 1996
			Consolidated Statement of Shareholders' Equity -- January 3, 1999, December
         28, 1997, and December 29, 1996
			Consolidated Statements of Cash Flows--Fiscal Years Ended
			     	January 3, 1999, December 28, 1997, and December 29, 1996
			Notes to Consolidated Financial Statements-January 3, 1999

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

   (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):


	3a	Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as Exhibit
    3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (the 1988 Form 10-K)*.

	3b	Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on August 10, 1966, were filed as Exhibit 3b to the 1988
    Form 10-K*.

	3c	Articles of Merger of Parent and Subsidiary Corporations, filed with the
    Secretary of State of the Commonwealth of Massachusetts on December 29,
    1975, were filed as Exhibit 3c to the 1988 Form 10-K*.

	3d	Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit 3d to the 1988
    Form 10-K*.

	3e	Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit 3e to the 1988
    Form 10-K*.

	3f	Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 2, 1982, were filed as Exhibit 3f to the 1988
    Form 10-K*.

	3g	Articles of Merger of Parent and Subsidiary Corporations, filed with the
    Secretary of State of the Commonwealth of Massachusetts on December 31,
    1984, were filed as Exhibit 3g to the 1988 Form 10-K*.

	3h	Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1988, were filed as Exhibit 3h to the 1988
    Form 10-K*.

	3i	By-Laws of the Company as amended on March 28, 1991, September 10, 1991, and June 22, 1995 were filed as Exhibit 3i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the 1995 Form
    10-K)*.

	3j	Articles of Amendment, as filed with the Secretary of State of the
    Commonwealth of Massachusetts on May 24, 1994, were filed as Exhibit 3j to the 1995 Form 10-K*.

	3k	Articles of Amendment, as filed with the Secretary of State of the
    Commonwealth of	Massachusetts on May 8, 1998 are filed herewith.

	4a	Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K.
    The Registrant hereby undertakes to file these instruments with the
    Commission upon request.

	4b	1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997.
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

10g Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit
    10e to the 1987 Form 10-K*.

10h Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on December 6, 1996 and amended on December 18, 1997). The 1996 plan, as amended and restated on December 6, 1996, was filed as Exhibit 10h to the 1996 Form 10-K. The 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*.

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

10k Rogers Corporation Long-Term Enhancement Plan for Senior Executives of
    Rogers Corporation** dated December 18, 1997.

10l Rogers Corporation 1998 Stock Incentive Plan** was filed as Registration
    Statement No. 333-50901 on April 24, 1998*.

 13 Portions of the Rogers Corporation 1998 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

21  Subsidiaries of the Registrant.

23  Consent of Independent Auditors.

27.1 Financial Data Schedule.


 *	In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange
   Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract.


(b)	No reports on Form 8-K were filed during the three months ended January 3,
    1999.


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

Year ended Jan. 3,1999:
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

	                                  		ROGERS CORPORATION
	                                    			(Registrant)



Date:  March 25, 1999	            			By /s/FRANK H. ROLAND
			                                 	Frank H. Roland
				                                	Vice President, Finance; Chief Financial
                                     Officer; and	Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/WALTER E. BOOMER            	President (Principal Executive Officer)
	Walter E. Boomer                 	and Director

By /s/LEONID V. AZAROFF           	Director
	Leonid V. Azaroff

By /s/LEONARD M. BAKER            	Director
	Leonard M. Baker

By /s/HARRY H. BIRKENRUTH         	Director
	Harry H. Birkenruth

By /s/EDWARD L. DIEFENTHAL        	Director
	Edward L. Diefenthal

By /s/MILDRED S. DRESSELHAUS      	Director
	Mildred S. Dresselhaus

By /s/DONALD J. HARPER            	Director
	Donald J. Harper

By /s/GREGORY B. HOWEY            	Director
	Gregory B. Howey

By /s/LEONARD R. JASKOL           	Director
	Leonard R. Jaskol

By /s/WILLIAM E. MITCHELL         	Director
	William E. Mitchell

	EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                            Percentage
                                             of Voting           Jurisdiction
                                            Securities        of Incorporation
                 Company                       Owned          or Organization

	Rogers L-K Corp.	                              100%              	Delaware

	Rogers Japan, Inc.                            	100%              	Delaware

	Rogers Southeast Asia, Inc.	                   100%              	Delaware

	Rogers Taiwan, Inc.	                           100%              	Delaware

	TL Properties, Inc.                           	100%              	Arizona

	World Properties, Inc.	                        100%              	Illinois

	Rogers Export Sales Corporation               	100%               	Barbados

	Rogers Induflex N.V.                          	100%                Belgium

 Rogers N.V.                                    100%                Belgium

 Rogers GmbH                                    100%                Germany

 Rogers (UK) LTD.                               100%                England

 Rogers S.A.                                    100%                France

 * Rogers Inoac Corporation                      50%                Japan

 * Durel Corporation                             50%                Delaware

*These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                              EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Annual Report (Form 10-K) of Rogers Corporation of our report dated February 22, 1999, included in the 1998 Annual Report to Shareholders of Rogers Corporation.

Our audits also included the financial statement schedules of Rogers Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set form therein.

We also consent to the incorporation by reference in Registration Statements (Forms S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087,
33-53353, 333-14419, and 333-42545, 333-50901 and Form S-3 No. 33-53369)
pertaining to various stock option and employee savings plans, and stock grants, of Rogers Corporation of our report dated February 2, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.

	                           	                   ERNST & YOUNG LLP




Providence, Rhode Island
March 23, 1999

                       The Commonwealth of Massachusetts
                           William Francis Galvin
                         Secretary of the Commonwealth
             One Ashburton Place, Boston, Massachusetts 02108-1512

                            ARTICLES OF AMENDMENT
                (General Laws, Chapter 156B, Section 72)

We, Walter E. Boomer, President
    ----------------

and Robert M. Soffer, Treasurer
    ----------------

of  Rogers Corporation
    ------------------
    (Exact name of corporation)

located at c/o Abrams, Roberts & Klickstein, 265 Franklin Street, Boston, MA
02110      ----------------------------------------------------------------
-----  (Street address of corporation in Massachusetts)

certify that these Articles of Amendment affecting articles numbered:
 3
---
(Number those articles 1, 2, 3, 4, 5 and/or 6 being amended)

of the Articles of Organization were duly adopted at a meeting held on April 23, 1998, by vote of:

6,423,290 shares of Capital Stock, $1.00 per share par value of 7,591,730
---------           ------------------------------------------------------
shares outstanding,
                        (type, class & series, if any)

being at least a majority of each type, class or series outstanding and' entitled to vote thereon:

                       The Commonwealth of Massachusetts

                            Articles of Amendment

                   (General Laws, Chapter 156B, Section 72)



I hereby approve the within Articles of Amendment and, the filing fee in the amount of $25,000 having been paid, said articles are deemed to have been filed with me this 8th day of May, 1998.


Effective date:


                         /s/ William Francis Galvin
                        Secretary of the Commonwealth



                       TO BE FILLED IN BY CORPORATION

                   Photocopy of document to be sent to:

                   Steven R. London, Esquire
                   Brown, Rudnick, Freed & Gesmer, P.C.
                   One Financial Center
                   Boston, MA  02110

The foregoing amendment(s) will become effective when these Articles of Amendment are filed in accordance with General Laws, Chapter 156B, Section 6 unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

Later effective date:

SIGNED UNDER THE PENALTIES OF PERJURY, this 23rd day of April, 1998.


/s/ Walter E. Boomer, President

/s/ Robert M. Soffer, Clerk

To change the number of shares and the par value (if any) of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

WITHOUT PAR VALUE STOCKS                 WITH PAR VALUE STOCKS

TYPE      NUMBER OF SHARES        TYPE        NUMBER OF SHARES      PAR VALUE

Common:                          Common:

                                 Capital          25,000,000           $1.00

Preferred:                       Preferred:



Change the total authorized to:

WITHOUT PAR VALUE STOCKS                WITH PAR VALUE STOCKS

TYPE     NUMBER OF SHARES         TYPE       NUMBER OF SHARES       PAR VALUE

Common:                           Common:

                                  Capital        50,000,000           $1.00

Preferred:                        Preferred:

SELECTED FINANCIAL DATA

(Dollars in Thousands, Except per Share Amounts)
----------
                               1998      1997      1996      1995      1994
                             --------  --------  --------  --------  --------
SALES AND INCOME
----------
Net Sales                    $216,574  $189,652  $141,476  $140,293  $133,866
Income Before Income Taxes     19,126    22,005    17,657    15,390    10,712
Net Income                     13,771    16,500    13,949    13,081    10,134


PER SHARE DATA
----------
Basic                            1.81      2.21      1.92      1.84      1.50
Diluted                          1.74      2.10      1.83      1.69      1.41
Book Value                      14.47     12.51     10.43      8.42      6.41


FINANCIAL POSITION (YEAR-END)
----------
Current Assets                 74,322    79,483    62,725    55,766    47,720
Current Liabilities            32,305    33,983    24,637    24,412    23,016
Ratio of Current Assets
  to Current Liabilities 2.3 to 1 2.3 to 1 2.5 to 1 2.3 to 1 2.1 to 1 Cash, Cash Equivalents, and
  Marketable Securities         9,849    21,555    19,631    14,676    13,851
Working Capital                42,017    45,500    38,088    31,354    24,704
Property, Plant and
  Equipment - Net              74,811    52,201    36,614    36,473    34,061
Total Assets                  176,174   158,440   119,227   102,516    89,443
Long-Term Debt less Current
  Maturities                   13,687    13,660     3,600     4,200     6,675
Shareholders' Equity          110,231    94,378    77,212    60,098    45,125
Long-Term Debt as a
  Percentage of Shareholders'
  Equity                          12%       14%        5%        7%       15%


OTHER DATA
----------
Depreciation and
  Amortization                  8,439     6,614     5,781     5,738     6,680
Research and Development
  Expenses                     10,352     9,608     9,184     9,320     9,230
Capital Expenditures           28,965    17,739     6,326     8,853     4,648
Number of Employees
  (Average)                     1,122       993       854       928       977
Net Sales per Employee            193       191       166       151       137
Number of Shares
  Outstanding at Year-End   7,617,666 7,543,699 7,405,961 7,135,090 7,045,270

CONSOLIDATED STATEMENTS OF INCOME
----------

(Dollars in Thousands, Except Per Share     1998        1997        1996
Amounts)                                 (53 weeks)  (52 weeks)  (52 weeks)
                                         ----------  ----------  ----------
Net Sales                                $ 216,574   $ 189,652   $ 141,476

  Cost of Sales                            158,509     133,653      97,279
  Selling and Administrative Expenses       28,073      26,061      21,285
  Research and Development Expenses         10,352       9,608       9,184
                                         ---------   ---------   ---------
  Total Costs and Expenses                 196,934     169,322     127,748
                                         ---------   ---------   ---------
Operating Income                            19,640      20,330      13,728

  Other Income less Other Charges             (981)      1,108       3,415
  Interest Income, Net                         467         567         514
                                         ---------   ---------   ---------
Income Before Income Taxes                  19,126      22,005      17,657

  Income Taxes                               5,355       5,505       3,708
                                         ---------   ---------   ---------
Net Income                               $  13,771   $  16,500   $  13,949
                                         =========   =========   =========
Net Income Per Share (Notes A & I):
  Basic                                  $    1.81   $    2.21   $    1.92
                                         ---------   ---------   ---------
  Diluted                                $    1.74   $    2.10   $    1.83
                                         ---------   ---------   ---------
Shares Used in Computing (Notes A & I):
  Basic                                  7,601,235   7,474,992   7,283,625
                                         ---------   ---------   ---------
  Diluted                                7,899,913   7,863,084   7,627,184
                                         =========   =========   =========
----------
The accompanying notes are an integral part of the consolidated financial statements.

22

CONSOLIDATED BALANCE SHEETS
----------

                                              January 3,    December 28,
(Dollars in Thousands)                           1999          1997
                                              ----------    ----------

ASSETS
----------
Current Assets:

Cash and Cash Equivalents                     $   9,593     $  18,791

Marketable Securities                               256         2,764

Accounts Receivable, Net                         32,590        28,658

Inventories:

  Raw Materials                                  10,392        10,262

  In-Process and Finished                        12,637        12,446

  Less LIFO Reserve                                (272)       (1,123)
                                              ---------     ---------

       Total Inventories                         22,757        21,585

Current Deferred Income Taxes                     3,481         1,936

Assets Held for Sale, Net of Valuation
  Reserves of $492 in each year (Note B)          5,158         5,158

Other Current Assets                                487           591
                                              ---------     ---------

       Total Current Assets                      74,322        79,483
                                              ---------     ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of $69,051
  and $63,855                                    74,811        52,201

Investment in Unconsolidated Joint Venture        5,467         5,373

Pension Asset                                     4,606         4,731

Goodwill and Other Intangible Assets             14,935        14,500

Other Assets                                      2,033         2,152
                                              ---------     ---------

       Total Assets                           $ 176,174     $ 158,440
                                              =========     =========
20

                                              January 3,    December 28,
(Dollars in Thousands)                           1999          1997
                                              ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------
Current Liabilities:

Accounts Payable                              $  17,766     $  16,771

Current Maturities of Long-Term Debt                600           600

Accrued Employee Benefits and Compensation        6,577         8,098

Accrued Income Taxes Payable                      1,059         3,628

Taxes, Other than Federal and Foreign Income      1,038           839

Other Accrued Liabilities                         5,265         4,047
                                              ---------     ---------
      Total Current Liabilities                  32,305        33,983
                                              ---------     ---------
Long-Term Debt, less Current Maturities          13,687        13,660

Noncurrent Deferred Income Taxes                  5,938         2,311

Noncurrent Pension Liability                      3,703         3,900

Noncurrent Retiree Health Care and Life
  Insurance Benefits                              6,268         6,277

Other Long-Term Liabilities                       4,042         3,931

Shareholders' Equity:
  Capital Stock, $1 Par Value (Notes A & I):
    Authorized Shares 50,000,000; Issued
    Shares 7,630,466 and 7,543,699                7,630         7,544

  Additional Paid-In Capital                     33,323        31,097

  Treasury Stock (12,800 shares) (Note A)          (423)           --

  Accumulated Other Comprehensive Income,
    Net of Tax (Note I)                           1,348         1,155

  Retained Earnings                              68,353        54,582
                                              ---------     ---------
    Total Shareholders' Equity                  110,231        94,378
                                              ---------     ---------
    Total Liabilities and Shareholders'
      Equity                                  $ 176,174     $ 158,440
                                              =========     =========


----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------

                        Capital                         Accumulated   Total
(Dollars in Thousands,  Stock      Additional           Other         Share-
 Except Capital Stock   (Number    Paid-in    Retained  Comprehensive holders'
 Amounts)               of Shares) Capital    Earnings  Income        Equity
                        ------------------------------------------------------
Balance at December 31,
  1995                  7,135,090  $ 26,286   $ 24,133  $ 2,544       $ 60,098
                        ------------------------------------------------------
Comprehensive Income:
  Net Income for 1996                           13,949                  13,949
  Other Comprehensive
    Income                                                 (511)          (511)
                                                                      --------
  Total Comprehensive
    Income                                                              13,438

Stock Options
  Exercised                70,854       656                                727
Stock Issued to
 Directors                  3,661        92                                 96
Shares Reacquired
  and Cancelled            (3,644)     (106)                              (110)
Warrants Exercised        200,000     2,500                              2,700
Tax Benefit on
  Stock Options
  Exercised                             263                                263
                        ------------------------------------------------------
Balance at December 29,
  1996                  7,405,961  $ 29,691   $ 38,082  $ 2,033       $ 77,212
                        -------------------------------------------------------
Comprehensive Income:
  Net Income for 1997                           16,500                  16,500
  Other Comprehensive
    Income                                                 (878)          (878)
                                                                      --------
  Total Comprehensive
    Income                                                              15,622

Stock Options
  Exercised               138,076     1,298                              1,436
Stock Issued to
  Directors                 2,506        92                                 95
Shares Reacquired
  and Cancelled            (2,844)     (103)                              (106)
Tax Benefit on Stock
  Options Exercised                     119                                119
                        ------------------------------------------------------
Balance at December 28,
  1997                  7,543,699  $ 31,097   $ 54,582  $ 1,155       $ 94,378
                        ------------------------------------------------------
Comprehensive Income:
  Net Income for 1998                           13,771                  13,771
  Other Comprehensive
    Income                                                  193            193
                                                                      --------
  Total Comprehensive
    Income                                                              13,964

Stock Options
  Exercised                90,167       884                                974
Stock Issued to
  Directors                10,966       352                                363
Shares Reacquired
  and Cancelled           (14,366)     (589)                              (604)
Tax Benefit on
  Stock Options
  Exercised                           1,579                              1,579
Treasury Stock
  Acquisitions
  (12,800 Shares)                                                         (423)
                        ------------------------------------------------------
Balance at January 3,
  1999                  7,630,466  $ 33,323   $ 68,353  $ 1,348       $110,231
                        ======================================================

The dollar amount of the capital stock ($1 par value) is equal to the indicated number of shares.
----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING     1998        1997        1996
ACTIVITIES:                                 (53 weeks)  (52 weeks)  (52 weeks)
                                            ----------------------------------
----------
Net Income                                   $  13,771   $  16,500   $  13,949
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
    Depreciation and Amortization                8,439       6,614       5,781
    (Benefit) Expense for Deferred Income
      Taxes                                      2,009       2,543      (1,439)
    Equity in Undistributed (Income) of
      Unconsolidated Joint Ventures, Net          (414)       (635)     (1,555)
    (Gain) Loss on Disposition of Assets           249          52         (10)
    Noncurrent Pension and Postretirement
      Benefits                                     (58)      1,610       1,482
    Other, Net                                    (524)       (783)        202
    Changes in Operating Assets and
      Liabilities Excluding Effects of
      Acquisition and Disposition of Assets:
        Accounts Receivable                     (3,984)     (6,683)     (2,173)
        Inventories                               (912)     (6,515)     (2,000)
        Prepaid Expenses                           124        (161)          3
        Accounts Payable and Accrued
          Expenses                              (2,775)      6,414          46
                                            ----------------------------------
            Net Cash Provided by Operating
              Activities                        15,925      18,956      14,286

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
----------
Capital Expenditures                           (28,965)    (17,739)     (6,326)
Proceeds from Sale of Business                      --          --       2,567
Acquisition of Businesses                       (1,500)    (11,589)     (9,690)
Proceeds from Sale of Property, Plant and
  Equipment                                        100          59         946
Proceeds from Sale of Marketable Securities      2,508          --         609
Purchase of Marketable Securities                   --      (1,808)         --
Investment in Unconsolidated Joint Ventures
  and Affiliates                                   333         386         490
                                            ----------------------------------
            Net Cash Used in Investing
              Activities                       (27,524)    (30,691)    (11,404)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
----------
Proceeds from Short- and Long-Term
  Borrowings                                       736      12,259          --
Repayments of Debt Principal                      (603)     (2,100)       (600)
Acquisition of Treasury Stock                     (423)         --          --
Proceeds from Sale of Capital Stock              2,313       1,544       3,427
                                            ----------------------------------
            Net Cash Provided by Financing
              Activities                         2,023      11,703       2,827

Effect of Exchange Rate Changes on Cash            378         148        (145)
                                            ----------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                   (9,198)        116       5,564
Cash and Cash Equivalents at Beginning
  of Year                                       18,791      18,675      13,111
                                            ----------------------------------
Cash and Cash Equivalents at End of Year     $  9,593    $  18,791   $  18,675
                                            ==================================
----------
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------

NOTE A-ACCOUNTING POLICIES
----------

ORGANIZATION:
----------
Rogers Corporation manufactures specialty materials, which it sells to targeted markets around the world.

In 1998 Rogers had two business segments which were about equal in size based on sales and assets. Polymer Materials included high performance elastomer materials and components, and moldable composite materials. Polymer Materials were sold principally to manufacturers in the imaging, transportation, consumer, communications, and computer markets. Electronic Materials included circuit board laminates for high frequency printed circuits, flexible circuit board laminates for interconnections, industrial laminates for shielding of electromagnetic interference, and bus bars for power distribution. Electronic Materials were sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, communications, transportation, and consumer markets.

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

INVENTORIES:
----------
Inventories are valued at the lower of cost or market. Certain inventories, amounting to $7,965,000 at January 3, 1999, and $6,028,000 at December 28, 1997, or 35% and 28% of total Company inventories in the respective periods, are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. The cost of the remaining portion of the inventories was determined principally on the basis of standard costs, which approximate actual first-in, first-out (FIFO) costs.

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

INTANGIBLE ASSETS:
----------
Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost. Goodwill is being amortized on a straight-line method over periods ranging from 10-40 years. Amortization charges to operations amounted to $453,000 in 1998 and $258,000 in 1997. When events and circumstances so indicate, all long-term assets are assessed for recoverability based upon cash flow forecasts. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at January 3, 1999.

Purchased patents and licensed technology are capitalized and amortized on a straight-line basis over their estimated useful lives, generally from 2 to 17 years.

PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS:
----------
The Company adopted Statement of Financial Accounting Standards (FAS No. 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1998. The provisions of FAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

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

26
<F-14>

NET INCOME PER SHARE:
----------
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share    1998        1997        1996
Amounts)                                ----------------------------------

Numerator:
  Net income                            $   13,771  $   16,500  $   13,949

Denominator:
  Denominator for basic earnings per
  share - weighted average shares        7,601,235   7,474,992   7,283,625

  Effect of stock options                  298,678     388,092     343,559
                                        ----------------------------------
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions        7,899,913   7,863,084   7,627,184
                                        ==================================

Basic earnings per share                $     1.81  $     2.21  $     1.92
                                        ==================================
Diluted earnings per share              $     1.74  $     2.10  $     1.83
                                        ==================================

USE OF ESTIMATES:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TREASURY STOCK:
----------
From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's capital stock. The most recent authorization was approved on April 23, 1998 and provided for the repurchase of up to an aggregate of $2.0 million in market value of such stock. On June 17, 1998, the Board of Directors adopted a policy that stated that all such subsequently repurchased stock be maintained as authorized and issued, but not outstanding shares (i.e., Treasury Shares) until transferred pursuant to authority previously or subsequently granted by the Board of Directors. Currently, Treasury Stock totals 12,800 shares and is shown at cost on the balance sheet as a reduction of Shareholders' Equity.


NOTE B-ACQUISITIONS AND DIVESTITURES
----------

IMATION SLEEVES BUSINESS ACQUISITION:
----------
Effective September 30, 1998, the Company acquired a line of printing pressroom products from Imation Corp., formerly a business of 3M Corporation, for $2.25 million, of which $.75 million is due in March 1999. The acquisition included a line of dampening and ductor sleeves used in lithographic printing, along with related manufacturing assets and intellectual property rights. This acquisition was accounted for as a purchase and, accordingly, results are included in the Company's consolidated financial statements since the date of acquisition.

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

For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, Rogers Induflex N.V.'s results are included in the Company's consolidated financial statements since the date of acquisition. The aggregate purchase price of approximately $11.3 million, which included costs of acquisition, has been allocated to the assets of the Company based on their respective fair market
values.   The excess of the purchase price over assets acquired
(Goodwill) approximated $6.1 million and is being amortized over 40 years.

The majority of the purchase price was funded through a new Multi-Currency Revolving Credit Agreement with Fleet National Bank, although at the time the Company could have drawn down its cash position to make the purchase. The Company borrowed 390.2 million Belgian francs ($10.8 million) in September 1997, which is payable in full on or before September 19, 2002.

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

The acquisition was accounted for as a purchase in 1997, and the results for the entire fiscal year were included in the Company's consolidated financial statements. Goodwill approximated $8.5 million and is being amortized over 40 years.

PRO FORMA RESULTS (UNAUDITED):
----------
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Rogers Induflex N.V. and of the dampening sleeve business from Imation Corp. had occurred as of the beginning of fiscal 1997:

(Dollars in Thousands, Except Per Share        Pro Forma Years
Amounts                                          (Unaudited)
                                            ---------------------
                                               1998        1997
                                            ---------------------
Net sales                                   $ 223,782   $ 205,608

Net income                                     14,610      17,843

Net income per share:
  Basic                                     $    1.92   $    2.39

  Diluted                                   $    1.85   $    2.27

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

ASSETS HELD FOR SALE:
----------
At January 3, 1999, assets held for sale at estimated net realizable value were $5.2 million, consisting of the land and building being leased to the buyer of the Company's divested flexible interconnections business.



NOTE C-PROPERTY, PLANT AND EQUIPMENT
----------

                                        January 3,         December 28,
(Dollars in Thousands)                     1999               1997
                                        ----------         ----------
Land                                    $   1,605          $   1,426
Buildings and improvements                 42,088             35,217
Machinery and equipment                    76,142             63,129
Office equipment                            7,915              7,766
Installations in process                   16,112              8,518
                                        ----------         ----------
                                          143,862            116,056
Accumulated depreciation                  (69,051)           (63,855)
                                        ----------         ----------
                                        $  74,811          $  52,201
                                        ==========         ==========

Depreciation expense was $8,029,000 in 1998, $6,169,000 in 1997, and
$5,752,000 in 1996. Interest costs incurred during the years 1998, 1997, and 1996 were $1,781,000, $1,033,000, and $765,000, respectively, of which $894,000 in 1998, $251,000 in 1997, and
$116,000 in 1996 were capitalized as part of the cost of plant and equipment additions.




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

The difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures is due primarily to the following factors: 1) The Company's major initial contribution to each venture was technology which was valued differently by the joint venture than it was on the Company's books; 2) one of the joint ventures has a negative retained earnings balance; and 3) translation of foreign currency at current rates differs from that at historical rates. This also results in a difference between the Company's recorded income from unconsolidated joint ventures and a 50% share of the income of those joint ventures.

                         January 3,     December 28,
(Dollars in Thousands)      1999           1997
                         ----------     ----------
Current Assets           $ 19,691       $  21,062
Noncurrent Assets          12,171          13,339
Current Liabilities         6,758           9,903
Noncurrent Liabilities     12,468          12,247
Shareholders' Equity       12,636          12,251


                                        Year Ended
                         ----------------------------------------
                         January 3,     December 28,  December 29,
(Dollars in Thousands)      1999           1997           1996
                         ----------     ----------    ----------
Net Sales                $ 58,570       $  64,265     $  64,850
Gross Profit               18,530          21,234        22,058
Net Income                    718             971         3,995

Note that in the tables above, Rogers Inoac Corporation is reported as of October 31 for the respective years.

Sales to unconsolidated joint ventures amounted to $275,000 in 1998, $659,000 in 1997, and $710,000 in 1996.

At January 3, 1999, the Company had indirectly guaranteed 50% of a loan entered into by one of the unconsolidated joint ventures. The Company's proportionate share of the outstanding principal under this guarantee was $5,000,000 at January 3, 1999 and $4,750,000 at December 28, 1997. The Company believes that the unconsolidated joint venture will be able to meet its obligations under this financing arrangement and accordingly no payments will be required and no losses will be incurred under this guarantee.

Equity income from unconsolidated joint ventures is included in other income less other charges on the consolidated statements of operations.

NOTE E-PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS
----------

PENSIONS:
----------
The Company has two qualified noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also has established a nonqualified unfunded noncontributory defined benefit pension plan to restore certain retirement benefits that might otherwise be lost due to limitations imposed by federal law on qualified pension plans. In addition, the Company sponsors three unfunded defined benefit health care and life insurance plans for retirees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                             Other
                                 Pension Benefits   Postretirement Benefits
(Dollars in Thousands)            1998      1997        1998       1997
                               ---------  ---------  ---------  ---------
Components of net periodic
  benefits cost:
    Service cost               $   1,569  $   1,408  $     304  $     267
    Interest cost                  3,791      3,627        354        341
    Expected return on plan
      assets                      (5,346)    (4,507)        --         --
    Amortizations and deferrals      417        467        (75)       (97)
    Amortization of transition
      asset                         (335)      (335)        --         --
                               ---------  ---------  ---------  ---------
    Net periodic benefit costs $      96  $     660  $     583  $     511
                               =========  =========  =========  =========
Change in plan assets:
  Fair value of plan assets
    January 1                  $  57,860  $  48,516  $      --  $      --
  Actual return on plan assets     2,559     10,104         --         --
  Employer contributions              87      1,253        492        476
  Benefit payments                (2,295)    (2,013)      (492)      (476)
                               ---------  ---------  ---------  ---------
  Fair value of plan assets
    December 31                $  58,211  $  57,860  $      --  $      --
                               =========  =========  =========  =========

Change in benefit obligation:
  Benefit obligation at
    January 1                  $  54,814  $  50,920  $   4,910  $   4,875
  Service cost                     1,569      1,408        304        267
  Interest cost                    3,791      3,627        354        341
  Actuarial return on plan
    assets                         5,669        872        212        (97)
  Benefit payments                (2,295)    (2,013)      (492)      (476)
                               ---------  ---------  ---------  ---------
  Benefit obligation at
    December 31                $  63,548  $  54,814  $   5,288  $   4,910
                               =========  =========  =========  =========
Reconciliation of funded
  status:
    Funded status              $  (5,337) $   3,046  $  (5,288) $  (4,910)
    Unrecognized net gain/
      (loss)                       5,941     (2,441)    (1,580)    (1,867)
    Unrecognized prior service
      cost                         2,079      2,421         --         --
    Unrecognized transition
      (asset)                     (1,712)    (2,047)        --         --
                               ---------  ---------  ---------  ---------
  Prepaid/(accrued) benefit
    cost at December 31        $     971  $     979  $  (6,868) $  (6,777)
                               =========  =========  =========  =========
Assumptions as of December 31:
  Discount rate                     6.75%      7.00%      6.75%      7.00%
  Rate of compensation increase     4.00%      4.50%        --         --

The expected long-term rates of investment return were assumed to be 9.00% for the pension plan covering unionized hourly employees and 9.50% for the other pension plan in each year presented.

The Company has one nonqualified unfunded pension plan with accumulated benefit obligations in excess of plan assets. Amounts applicable to this plan are:

                                    1998        1997
                                  ---------   ---------
  Projected benefit obligation    $   1,281   $   1,089
  Accumulated benefit obligation      1,015         705
  Fair value of plan assets              --          --

OTHER POSTRETIREMENT BENEFITS:
----------
The assumed health care cost trend rate of increase is 4.5% for 1999, 5.5% for 1998 and 6.5% for 1997. It is expected to continue at 4.5% after 1999. The health care cost trend rate assumption has the following effect on the amounts reported: increasing the assumed health care cost trend rates by one percentage point for each future year would increase the accumulated postretirement benefit obligation as of the beginning of 1999 by $374,000 and the aggregate of service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1998 by $64,000; decreasing the assumed rates by one percentage point would decrease the accumulated postretirement benefit obligation at the beginning of 1999 by $338,000 and the aggregate of service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1998 by $57,000.




NOTE F-EMPLOYEE SAVINGS AND INVESTMENT PLAN
----------

The Rogers Employee Savings and Investment Plan (RESIP) meets the requirements contained in Section 401(k) of the Internal Revenue Code. All regular U.S. employees with at least one month of service are eligible to participate. The plan is designed to encourage the Company's U.S. employees to save for retirement. Contributions to the plan as well as earnings thereon benefit from tax deferral. Participating employees generally may contribute up to 18% of their salaries and wages. An employee's elective pretax contribution for which a tax deferral is available is limited to the maximum allowed under the Internal Revenue Code. To further encourage employee savings, the Company matched employee contributions up to 5% of a participant's deferred eligible annual compensation subject to IRS limitations, at a rate of 50% in 1998, for all participants other than those in collective bargaining units. The Company matched employee contributions up to 4% of a participant's deferred eligible annual compensation subject to IRS limitations, at a rate of 50% in 1997 and 1996, for all participants other than those in collective bargaining units. In 1998, 100% of the Company's contribution was invested in Company stock. In 1997 and 1996, one-half of the Company's contribution was invested in Company stock and the other half was invested at the employee's discretion. RESIP related expense amounted to $697,000 in 1998, $654,000 in 1997, and $427,000 in 1996, including
Company matching contributions of $686,000, $501,000, and $415,000, respectively.

NOTE G-DEBT
----------

LONG-TERM DEBT:
----------

In 1988 the Company borrowed $6,000,000 at 10.6%. Principal repayments of $600,000 per year began in 1994 and are scheduled to continue until 2003. At January 3, 1999, $3,000,000 of this debt was still outstanding ($3,600,000 at December 28, 1997). In general, interest rates are lower today than they were in 1988 and this, in conjunction with the reduced number of years remaining on the loan, result in an estimated market value for this debt of approximately $3,130,000. Subject to certain loan agreement limitations, the Company has the right to prepay this loan in whole or in part, but the Company has not yet chosen to do so because of the prepayment penalty.

In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under the new arrangement, the Company can borrow up to $15.0 million, or the equivalent in Belgian francs and/or Japanese yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002. The Company borrowed 390,207,039 Belgian francs (the equivalent of $11,290,000 as of January 3, 1999 and of $10,660,000 as of December 28, 1997) under the new arrangement to facilitate the Rogers Induflex N.V. acquisition in Belgium. Under the arrangement, the ongoing facility fee varies from 17.5 to 30 basis points of the maximum amount that can be borrowed. The rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, or at rates from 45 to 65 basis points over either London Interbank Offered Rate (LIBOR) quoted in U.S. dollars or Japanese yen, or Belgian Interbank Offered Rate (BIBOR) quoted in Belgian francs. The spreads over LIBOR and BIBOR and the level of facility fees are based on a measure of the Company's financial strength. The borrowing at year-end was denominated in Belgian francs and the interest rate on the loan was 3.85% as of January 3, 1999. The carrying value of this debt approximates fair value as of January 3, 1999.

The loan agreements contain restrictive covenants primarily related to working capital, leverage, and net worth. The Company is in compliance with these covenants.

MATURITIES:
----------
Required long-term debt principal repayments due during the years after 1998 are: 1999-2001, $600,000 each year; 2002, $11,890,000;
2003, $600,000.

INTEREST PAID:
----------
Interest paid during the years 1998, 1997, and 1996, was $1,362,000, $1,003,000, and $935,000, respectively.

RESTRICTION ON PAYMENT OF DIVIDENDS:
----------
Under the most restrictive covenant of the loan agreements, $35,150,000 of retained earnings was available at January 3, 1999, for cash dividends.

NOTE H-INCOME TAXES
----------

Consolidated income before income taxes consists of:



(Dollars in Thousands)      1998        1997         1996
                         ------------------------------------
Domestic                 $  14,756    $  18,168    $  17,114
Foreign                      4,370        3,837          543
                         ------------------------------------
                         $  19,126    $  22,005    $  17,657
                         ====================================



The income tax expense (benefit) in the consolidated statements of income consists of:


(Dollars in Thousands)     Current    Deferred      Total
                         ------------------------------------
1998:
  Federal                $   2,276    $   1,322    $   3,598
  Foreign                    1,066          687        1,753
  State                          4           --            4
                         ------------------------------------
                         $   3,346    $   2,009    $   5,355
                         ====================================
1997:
  Federal                $   2,477    $   1,548    $   4,025
  Foreign                      447          995        1,442
  State                         38           --           38
                         ------------------------------------
                         $   2,962    $   2,543    $   5,505
                         ====================================
1996:
  Federal                $   4,872    $  (1,481)   $   3,391
  Foreign                       53           42           95
  State                        222           --          222
                         ------------------------------------
                         $   5,147    $  (1,439)   $   3,708
                         ====================================

Deferred tax assets and liabilities as of January 3, 1999 and December 28, 1997, respectively, are comprised of the following:


(Dollars in Thousands)                          January 3,      December 28,
                                                   1999            1997
                                                ----------      ----------
Deferred tax assets:
  Accruals not currently deductible for tax
    purposes:
      Accrued employee benefits and
        compensation                            $   1,533       $   1,433
      Accrued postretirement benefits               2,020           1,977
      Other accrued liabilities and reserves        1,346             754
  Net investments in joint ventures                 2,547           2,794
  Tax credit carryforwards                             --              70
  Other                                               107             165
                                                ---------       ---------
Total deferred tax assets                           7,553           7,193
Less deferred tax asset valuation allowance         3,327           3,327
                                                ---------       ---------
Net deferred tax assets                             4,226           3,866
                                                ---------       ---------
Deferred tax liabilities:
  Depreciation and amortization                     6,683           4,241
                                                ---------       ---------
Total deferred tax liabilities                      6,683           4,241
                                                ---------       ---------
Net deferred tax asset (liability)              $  (2,457)      $    (375)
                                                =========       =========

Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax expense. The reasons for this difference are as follows:


(Dollars in Thousands)                      1998        1997       1996
                                          --------------------------------
Tax expense at statutory rate             $  6,694    $  7,702   $  6,180
Net U.S. tax (foreign tax credit) on
  foreign earnings                            (326)       (745)       314
General business credits                      (400)       (500)      (375)
Nontaxable foreign sales income               (421)       (392)      (280)
State income taxes, net of federal benefit       3          25        144
Net deferred tax benefits utilized in the
  current year:
      Employee benefits and compensation        --          --        111
      Other net temporary differences           --          --       (200)
Net deferred tax benefits to be used in
  future years                                  --          --     (2,114)
Other                                         (195)       (585)       (72)
                                          --------------------------------
Income tax expense                        $  5,355    $  5,505   $  3,708
                                          ================================

The deferred tax asset valuation allowance remained unchanged for 1998 and 1997. The valuation allowance decreased by $3,425,000 during 1996. The 1996 decrease resulted primarily from the recognition for financial reporting purposes in 1996 of tax credit carryforwards which the Company utilized for tax purposes in 1996 and 1997.

Undistributed foreign earnings, before available tax credits and deductions, amounted to $8,601,000 at January 3, 1999, $5,984,000 at December 28, 1997, and $3,589,000 at December 29, 1996.

Income taxes paid were $4,442,000, $3,090,000, and $2,554,000, in
1998, 1997, and 1996, respectively.



NOTE I-SHAREHOLDERS' EQUITY AND STOCK OPTIONS
----------

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income". FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. FAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation adjustments, and changes in certain minimum pension liabilities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS No. 130.

Components of Other Comprehensive Income (Loss) consist of the following:

(Dollars in Thousands)                       1998       1997       1996
                                           ------------------------------
Foreign currency translation adjustments $ 112 $ (875) $ (509) Change in unrealized gains (losses) on
  marketable securities                           3        (3)        (2)
Change in minimum pension liability              78        --         --
Income tax benefit                               --        --         --
                                           ------------------------------
     Other comprehensive income (loss)     $    193   $  (878)   $  (511)
                                           ==============================

Reclassification adjustments in each year are immaterial.

Accumulated balances related to each component of Other Comprehensive Income
(Loss) are as follows:

(Dollars in Thousands)                       1/3/99     12/28/97
                                           ----------------------
Foreign currency translation adjustments   $   1,272   $   1,160
Unrealized loss on marketable securities          (2)         (5)
Change in minimum pension liability               78          --
                                           ----------------------
     Accumulated balance                   $   1,348   $   1,155
                                           ======================

In 1988, shareholders approved the 1988 Stock Option Plan including the reservation of 380,000 shares of capital stock for the granting of stock options. Incentive stock options and nonqualified stock options may be granted to officers and other key employees. Additionally, nonqualified stock options can be granted to directors. Incentive stock option grants must be at a price no less than the fair market value of the capital stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 50% of the fair market value of the capital stock as of the date of grant. To date, all options granted to officers and other key employees under the plan have been at a price equal to the fair market value of the capital stock as of the date of grant. Under certain conditions, non-employee directors were able to receive nonqualified stock options at a discounted exercise price in lieu of a corresponding amount of directors' fees pursuant to the 1988 plan. Currently existing options issued under the plan are exercisable within a period of ten years from the date of grant. In the future, only nonqualified stock options may be granted pursuant to this plan.

In 1990, the Company adopted another stock option plan which only permits the granting of nonqualified stock options. Options for a total of 1,370,000 shares have been authorized for issuance under this 1990 plan.

In 1994, shareholders approved the 1994 Stock Compensation Plan including the reservation of 500,000 shares of capital stock for stock option grants and stock grants. The plan permits the granting of incentive stock options and nonqualified stock options to officers and other key employees. Additionally, until the approval of the 1998 Stock Incentive Plan (described below), this plan required that the retainer fee for non-employee directors be paid semi-annually in shares of the Company's capital stock with the number of shares of stock granted based on its then fair market value. Stock options also were granted to non-employee directors twice a year. The number of shares in each six-month non-employee director stock option grant was determined by dividing $6,750 (half of the annual director retainer fee at the time the plan was established) by the fair market value of a share of the Company's capital stock as of the date of grant. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 85% of the fair market value of the capital stock as of the date of grant. To date, virtually all options granted under this plan have been at an exercise price equal to the fair market value of the capital stock as of the date of grant. Currently existing stock options issued under this plan are exercisable within a period of ten years from date of grant.

In 1998, shareholders approved the 1998 Stock Incentive Plan including the reservation of 750,000 shares of capital stock for stock option grants and stock grants. The plan permits the granting of incentive stock options and nonqualified stock options to officers and other key employees. Additionally, the plan requires that the retainer fee for non-employee directors be paid semi-annually in shares of the Company's capital stock with the number of shares of stock granted based on its then fair market value. Each non-employee director also receives a 500 share stock option grant twice a year. The exercise price for such non-employee director stock option grants is equal to the then fair market value of a share of capital stock. Nonqualified stock options for officers and other key employees must be granted at a price equal to at least 85% of the fair market value of the capital stock as of the date of grant. To date, all options granted under this plan have been at an exercise price equal to the fair market value of the capital stock as of the date of grant.

In general, regular stock options granted to officers and employees have ten-year terms and become exercisable in one-third increments beginning on the second anniversary of the grant date. Non-employee director options granted under the 1988 plan became exercisable on the first anniversary of the date of grant, while options to such individuals granted pursuant to the 1994 plan became exercisable six months and one day after the date of grant. Options granted to non-employee directors pursuant to the 1998 Stock Incentive Plan are immediately exercisable. The options outstanding on January 3, 1999 expire on various dates, beginning March 8, 1999 and ending on December 15, 2008.

Shares of capital stock reserved for possible future issuance are as follows:

                                              January 3,    December 28,
                                                 1999          1997
                                             -----------    -----------
Shareholder Rights Plan                       10,209,263     9,726,696
Stock options                                  2,435,711     2,020,606
Rogers Employee Savings and Investment Plan       84,522        84,522
Long-Term Enhancement Plan                        68,242        75,000
Stock to be issued in lieu of deferred
  directors' fees                                  3,122         2,869
                                              -----------   -----------
       Total                                  12,800,860    11,909,693
                                              ===========   ===========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of FAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands,
 Except Per Share Amounts)                   1998      1997      1996
                             -------------------------------------------
Net income                   As Reported   $13,771    $16,500   $13,949
                             Pro Forma      12,440     15,678    13,551
                             -------------------------------------------
Basic earnings per share     As Reported   $  1.81    $  2.21   $  1.92
                             Pro Forma        1.64       2.10      1.86
                             -------------------------------------------
Diluted earnings per share   As Reported   $  1.74    $  2.10   $  1.83
                             Pro Forma        1.56       1.99      1.78
                             -------------------------------------------

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

An average vesting period of 36 months was used for the assumption regarding stock options issued in 1998, 1997, and 1996. Options usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                     1998        1997        1996
                                  ----------------------------------
Risk-free interest rate              4.65%       5.7%        6.0%

Dividend yield                         0%          0%          0%

Volatility factor                    30.6%       28.2%       30.5%

Weighted-average expected life     5.5 years   5.3 years   4.7 years


A summary of the status of the Company's stock option program at year-end 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:
                    -----------------------------------------------------------
                            1998               1997               1996
                    -----------------------------------------------------------
                               Weighted-           Weighted-          Weighted-
                               Average             Average            Average
                               Exercise            Exercise           Exercise
Stock Options         Shares   Price     Shares    Price     Shares   Price
                    -----------------------------------------------------------

Outstanding at
  beginning of
  year              1,130,183  $20.54   1,063,277  $15.26    995,437  $13.35

Granted               160,418   25.15     205,050   41.11    143,061   26.04

Exercised             (90,167)  10.79    (138,076)  10.40    (72,354)  10.26

Cancelled             (10,111)  30.32         (68)  47.90     (2,400)  19.55

Expired                    --      --          --      --       (467)   8.38
                    -----------------------------------------------------------
Outstanding at
  end of year       1,190,323   21.81   1,130,183   20.54  1,063,277   15.26
                    ===========================================================
Options exercisable
  at end of year      692,067             604,198            533,480
                    ===========================================================
Weighted-average
  fair value of
  options granted
  during year           $9.36              $15.30              $9.52
                    ===========================================================

The following table summarizes information about stock options outstanding at January 3, 1999:

             ---------------------------------------------------------------
                       Options Outstanding             Options Exercisable
             ---------------------------------------------------------------
                          Weighted-
                          Average        Weighted-                 Weighted-
Range of     Number       Remaining      Average      Number       Average
Exercise     Outstanding  Contractual    Exercise     Exercisable  Exercise
Prices       at 01/03/99  Life in Years  Price        at 01/03/99  Price
             --------------------------------------------------------------

$7 to $22       524,426       4.3        $11.75        524,426     $11.75

$23 to $45      665,897       8.3         29.74        167,641      24.50
             --------------------------------------------------------------
$7 to $45     1,190,323       6.5        $21.81        692,067     $14.84
             ==============================================================

NOTE J-COMMITMENTS AND CONTINGENCIES
----------

LEASES:
----------
The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $975,000 in 1998, $951,000 in 1997, and $581,000 in 1996.

Future minimum lease payments under noncancellable operating leases at January 3, 1999, aggregate $3,978,000. Of this amount, annual minimum payments are $805,000, $600,000, $484,000, $400,000, and $369,000 for
years 1999 through 2003, respectively.

PURCHASE COMMITMENTS:
----------
At January 3, 1999, the Company had committed to capital expenditures of approximately $1.3 million, to be used primarily for the construction of facilities and related machinery and equipment.

CONTINGENCIES:
----------
The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in five cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan which has been approved by the CT DEP, and it is expected that removal of soil contamination will be completed in 1999. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997 and $600,000 in 1998 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997 and 1998. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the United States Environmental Protection Agency
(EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company has

40
reflected this fine in expense in 1998 but vigorously disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

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



NOTE K-BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------

The Company has adopted Statement of Financial Accounting Standards
(FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the presentation required by FAS No. 131.

The Company's nine business units and two joint ventures have separate management teams and infrastructures that in most cases offer different products and services. The business units and joint ventures have been aggregated into two reportable segments, Polymer Materials, and Electronic Materials.

Polymer Materials: This segment consists of four business units and two joint ventures. The products produced by these operations consist primarily of high performance elastomer foams and proprietary reinforced plastics that are engineered to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous electrical, mechanical, and environmental requirements. The products, which can be in the form of either materials or components, are sold worldwide and for the most part are sold to fabricators and original equipment manufacturers.

Electronic Materials: This segment consists of five business units. The products produced by these operations consist primarily of laminate materials and power distribution components used in electronics equipment for transmitting, receiving, and controlling electrical signals. These products tend to be proprietary materials which provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power of analog, digital, and microwave equipment. These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based on operating income of the respective business units.

The principal operations of the Company are located in the United
States and Europe. The Company markets its products throughout the United States and sells in foreign markets directly,

41
through distributors and agents, and through its 50% owned joint venture in Japan. In 1998, approximately 53% of total sales were to the electronics industry and one customer accounted for approximately 13% of total sales. Approximately 18% of the Company's sales of products manufactured by U.S. divisions were made to customers located in foreign countries. This includes sales to Europe of 11%, sales to Asia of 4%, and sales to Canada of 2%.

At January 3, 1999, the electronics industry accounted for approximately 66% of, and one customer accounted for approximately 20% of, total accounts receivable due from customers. Accounts receivable due from customers located within the United States accounted for 83% of the total accounts receivable owed to the Company at the end of 1998. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses relating to customers have been minimal and have been within management's expectations.

Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data reported in the following tables.


BUSINESS SEGMENT
INFORMATION               Polymer    Electronic
(Dollars in Thousands)    Materials   Materials    Other      Total
                         --------------------------------------------
1998:
  Net sales              $ 102,450   $ 114,124              $ 216,574
  Operating income          10,682       8,958                 19,640
  Total assets              72,155      90,689   $  13,330    176,174
  Capital expenditures       9,284      19,681                 28,965
  Depreciation               4,200       3,829                  8,029
                         ============================================

1997:
  Net sales              $  98,853   $  90,799              $ 189,652
  Operating income           8,850      11,480                 20,330
  Total assets              65,251      69,698   $  23,491    158,440
  Capital expenditures       9,857       7,882                 17,739
  Depreciation               3,820       2,349                  6,169
                         ============================================

1996:
  Net sales              $  79,867   $  61,609              $ 141,476
  Operating income           7,485       6,243                 13,728
  Total assets              53,123      43,666   $  22,438    119,227
  Capital expenditures       3,286       3,040                  6,326
  Depreciation               3,080       2,672                  5,752
                         ============================================

Information relating to the Company's operations by geographic area are as follows:


                                      Europe
                           United    (primarily
 (Dollars in Thousands)    States     Belgium)                Total
                         --------------------------------------------
1998:
  Net sales              $ 173,694   $  42,880              $ 216,574
  Long-lived assets         72,874      18,905                 91,779
                         ============================================
1997:
  Net sales              $ 160,116   $  29,536              $ 189,652
  Long-lived assets         54,823      14,030                 68,853
                         ============================================
1996:
  Net sales              $ 121,973   $  19,503              $ 141,476
  Long-lived assets         43,917       3,759                 47,676
                         ============================================

Net sales are attributed to the business unit making the sale. Long-lived assets are attributed to the location of the asset.

The net assets of wholly-owned foreign subsidiaries were $16,609,000 at January 3, 1999, and $13,118,000 at December 28, 1997. Net income of these foreign subsidiaries was $2,631,000 in 1998, $2,409,000 in 1997, and $462,000 in 1996, including net currency transaction gains (losses) of $62,000 in 1998, $180,000 in 1997, and ($23,000) in 1996.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
----------

Board of Directors and Shareholders
Rogers Corporation

----------

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at January 3, 1999 and December 28, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.


                              ERNST & YOUNG LLP



Providence, Rhode Island
February 2, 1999

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------
(Dollars in Thousands, Except Per Share Amounts)


                                                     Basic       Diluted
                  Net    Manufacturing    Net      Net Income   Net Income
      Quarter    Sales      Profit       Income    Per Share    Per Share
---------------------------------------------------------------------------
1998  Fourth   $ 53,553    $ 15,928     $  3,998    $   .51      $   .51
      Third      51,319      12,910        2,693        .36          .34
      Second     53,389      13,147        2,621        .35          .33
      First      58,313      16,080        4,459        .59          .56
---------------------------------------------------------------------------
1997  Fourth   $ 51,772    $ 14,927     $  4,017    $   .53      $   .50
      Third      47,752      14,393        4,338        .58          .55
      Second     45,788      13,605        4,105        .55          .53
      First      44,340      13,074        4,040        .54          .52
----------------------------------------------------------------------------


CAPITAL STOCK MARKET PRICES
----------

The Company's capital stock is traded on the American and Pacific Stock Exchanges. The following table sets forth the composite high and low closing prices during each quarter of the last two years on a per share basis.


                        1998                            1997
--------------------------------------------------------------------
Quarter            High        Low                High        Low
--------------------------------------------------------------------
Fourth           $ 29-7/8    $ 22-7/16          $ 46-1/2    $ 35-7/8
Third              33-3/4      21-3/8             44          33-1/4
Second             46-1/2      30-1/8             35-7/8      27
First              41-1/2      37                 28-1/2      25-3/4
--------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED SALES AND OPERATIONS - 1998 TO 1997

Net sales of $216.6 million in 1998 were 14% higher than the previous year. Combined Sales, which include one-half of the sales of the Company's two unconsolidated joint ventures totaled $245.3 million, up 11% from 1997. Several of the Company's major product groups achieved record sales in 1998 mainly as the result of unit volume increases. A majority of the year-to-year volume increase came from sales of a customized FLEX-I-MID material to Hutchinson Technology Incorporated and from sales by Induflex, the European flexible laminates business Rogers acquired at the end of September 1997. The 1998 sales increase was achieved despite a severely overbuilt market in hard disk drives that peaked in 1997 causing customers to draw down inventories through most of 1998. This resulted in a major customer losing nearly one-third of its business in 1998, an event that affected the Company's sales and profitability during the second and third quarters.

The Company's strategy continues to emphasize growth by developing current markets, particularly through the introduction of new products, and by means of acquisitions. In 1998 Rogers committed to a market-driven process for product development called Concurrent Product Development (CPD). CPD adds discipline to the process of bringing new products to market, forcing hard decisions relative to the commitment of people and resources. It should help the Company more effectively bring to market new products that have the properties customers need, and that the Company can manufacture.

Effective September 30, 1998, the Company acquired a line of printing pressroom products from Imation Corp., formerly a business of 3M Corporation. This dampening sleeve business is integral to the water transfer and inking of many types of offset presses in use throughout the world. This acquisition complements the Company's existing line of R/bak compressible plate mounting materials for flexography and will permit better utilization of the Rogers, Connecticut facility.

Net Income was $13.8 million or $1.74 per share on a diluted basis in 1998 compared with $2.10 per share in 1997. Basic earnings per share were $1.81 in 1998 and $2.21 in 1997. Before-tax profits declined 13% from $22.0 million in 1997 to $19.1 million in 1998. The effective tax rates were 28% and 25% in 1998 and 1997, respectively. The decrease in both before-tax profits and net income primarily can be attributed to the severe downturn in sales in 1998 of R/flex flexible circuit materials manufactured by the Company. The widely reported overbuilding by hard disk drive manufacturers coupled with the 32% reduction of sales to a major customer, the largest producer of flexible circuits in the United States, resulted in dramatic sales and profit reductions in this product group.

Durel Corporation, the Company's 50% owned joint venture with 3M in electroluminescent lamps, is in the midst of a challenging transition to convert its processes to manufacture smaller, more complex pieces at higher volumes for the wireless communications market. In addition, Durel has significant business in Asia, and has suffered from the decline in the Asian economy, the strong U.S. dollar, and increasing competition causing customers to demand steep price reductions.

Also, profits continue to be negatively impacted by costs related to the patent infringement suit brought by Durel in 1995 against Osram Sylvania. It now appears that this long-delayed court case will go to trial in 1999.

Rogers Inoac Corporation (RIC), the Company's 50% owned joint venture with Inoac Corporation of Japan, has been negatively impacted by the loss of disk drive business and the poor economic conditions in Japan and Southeast Asia. While sales in local currency in 1998 decreased 10%, currency rate changes caused sales measured in U.S. dollars to decrease 20%. On the positive side, RIC is positioning itself to broaden its product offerings in Asia. This includes ongoing participation with Rogers Corporation in a major marketing success of 1998, the incorporation of significant volumes of PORON materials into the products of one of the world's largest sports-shoe companies.

The Company's manufacturing profit was 27% in 1998 and 30% in 1997. This decrease was primarily due to the lower profit margins earned on resale of the specialty FLEX-I-MID material to Hutchinson Technology Incorporated
(HTI), the world leader in suspension assemblies for hard disk drives. This material is manufactured by Mitsui Chemicals, Inc. under a technology license from the Company. The doubling of sales of this material to HTI during the year resulted in a 3 percentage point decrease in consolidated manufacturing profit.

Selling and administrative expense increased in total dollars but decreased as a percentage of net sales to 13% in 1998 from 14% in 1997. The increase in dollars primarily reflects steps taken to strengthen the internal organization and to improve information systems.

Research and development expense totaled $10.4 million in 1998 compared with $9.6 million in 1997. Greater R&D emphasis continues to be given to the development of product platforms resulting in the creation of product families, combined with increased resources applied to improving process capability to achieve lower cost and better controlled manufacturing operations.

Major development activities in circuit materials included process and product improvements to the RO3000 and RO4000 high frequency circuit board materials which are designed for use in high volume, low cost commercial wireless communication applications. These activities included the development of a bondply addition to the RO4000 family that will allow multi-layer circuit boards to be made using RO4000 laminates. Flexible circuit materials development efforts focused on the introduction of a new epoxy based adhesive system, R/flex Crystal, and on manufacturing improvements designed to significantly improve the dimensional stability of all R/flex laminates. PORON materials development activities included commercialization of several new formulations for industrial and footware applications; in addition, new thinner adhesive-backed R/bak tapes were developed for the flexographic printing market. Molding materials development continued to emphasize tougher, more dimensionally stable materials for small electrical motor commutators.

Net interest income decreased $100,000 from 1997 to 1998. This decrease is primarily due to the lower interest income earned as a result of the significant decrease in cash and marketable securities.

Other income less other charges reflected a net income amount of $1.1 million in 1997 and a net expense amount of $1.0 million in 1998. This $2.1 million negative impact on earnings was caused primarily by a $600,000 decrease in royalties and income from joint ventures, a $700,000 change in gains/(losses) from disposal of assets, and $400,000 of additional environmental costs in 1998.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in five cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan which has been approved by the CT DEP, and it is expected that removal of soil contamination will be completed in 1999. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997 and $600,000 in 1998 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997 and 1998. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company has reflected this fine in expense in 1998 but vigorously disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

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

The Company's strategy is to achieve growth by developing current markets and by means of acquisitions. In 1997 many opportunities for RO3000 and RO4000 high frequency laminates were realized in wireless communications. The growing application of a custom adhesiveless laminate into the suspension assemblies of Hutchinson Technology Incorporated (HTI), the world's leading supplier of suspension assemblies for hard disk drives, was another major growth area. This represented the first year of full-scale commercialization of this technology. Mitsui Chemicals, Inc. manufactures these laminates in Japan under a technology license from the Company. The Company also strengthened its position in the dynamic wireless communication market with the reformulation of PORON urethane foam materials.

Effective January 1, 1997, the Company completed the acquisition of the Bisco Products silicone foam materials business, based in the Chicago area, from a wholly-owned subsidiary of Dow Corning Corporation for approximately $11 million. This acquisition enhanced the Company's position as a leading supplier of high performance foam materials. It broadened the product range and provided a strong foothold in Europe's commercial aerospace industry.

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

Durel Corporation continued to make the transition from automotive to wireless communication applications. Durel sales decreased very slightly from 1996 with several large manufacturing programs being replaced by new projects in a start-up phase. Profits were negatively impacted due to inventory adjustments by a major customer in the fourth quarter and by increased costs related to the patent infringement lawsuit brought by Durel to protect its proprietary technology.

Rogers Inoac Corporation further developed new low-airflow PORON material grades for disk-drive cover gaskets. While sales in local currency in 1997 increased 7%, currency rate changes caused sales measured in U.S. dollars to decrease 3%.

The Company's manufacturing profit was 30% of sales in 1997 and 31% in 1996. The decrease from 1996 to 1997 reflects the integration costs related to the acquisitions of the Bisco Materials Unit and Rogers Induflex N.V., and the lower profit margins on a custom adhesive laminate sold to HTI. It also reflected a decline in average sales price per square foot for laminates as the microwave business continued to shift to lower-priced higher volume wireless communication applications.

Selling and administrative expense increased in total dollars, but decreased as a percentage of net sales to 14% in 1997 from 15% in 1996.

Research and development expense totaled $9.6 million in 1997 compared to $9.2 million in 1996. Overall, greater R&D emphasis was given to the development of product platforms from which families of products result, rather than individual, less related products. This emphasis is intended to provide greater leverage for growth. Increased corporate resources were also applied to improving process capability to achieve lower costs and better controlled manufacturing operations.

Major development activities in Electronic Materials included process and product improvements to the RO3000 and RO4000 high frequency circuit board materials, which are designed for use in high volume, low cost commercial wireless communication applications. The development of these products and their extensions represented the Company's most significant commitment of technology resources in 1997. In flexible circuit materials, development efforts focused on improved adhesives.

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


SEGMENT SALES AND OPERATIONS

Sales in the Polymer Materials business segment increased 4%, 24%, and 7%, in 1998, 1997, and 1996, respectively. The increase from 1997 to 1998 was led by a record sales performance in the Elastomer Components Unit. A new application for nitrophyl floats for fuel level sensing in propane tanks contributed to this sales growth. The moldable composites business was bolstered by increasing sales to Europe and by the addition of a major new U.S. customer for electrical commutator materials. The major expansion completed in 1997 is now effectively supporting the growth of moldable composites in Europe and in the United States. The addition of the Bisco Materials Unit accounted for one-half of the increase from 1996 to 1997.
Also in 1997 elastomer components sales far exceeded figures from the previous year.

The Polymer Materials business segment generated operating income of $10.7 million in 1998, $8.9 million in 1997, and $7.5 million in 1996. Benefits related to the acquisition of the dampening sleeves business in September 1998, and significantly lower bonus expenses for the year 1998 were the primary contributors to the improved 1998 income levels. For 1997 elastomer components profits were substantially higher than 1996, a result of improved manufacturing performance made possible by enhancements in automation that allowed the unit to fabricate products more cost competitively for industry leaders in document handling.

Revenues from the Electronic Materials business segment increased 26% in 1998, 47% in 1997, and 3% in 1996. The addition of a full year of Induflex sales in 1998 accounted for 36% of the increase. Continuing growth of sales of FLEX-I-MID material to HTI more than offset the decline in sales of flexible circuit materials manufactured in Chandler, Arizona. Production and sale of high frequency circuit materials continued an upward trend in 1998. This was made possible by the completion and startup of the new manufacturing facility in Arizona. This facility not only increases the Company's capacity to make high frequency laminates, but now the Company is able to manufacture rather than purchase a critical material used in this product line. Also in 1998, Rogers N.V., a European manufacturing facility, strengthened its position in bus bars, used as power distribution components for trains and mass transit systems, as well as in cellular base stations. Already the market leader in Germany and Scandinavia, the Company made significant inroads toward gaining market share in England and France.

In 1997 the majority of high frequency laminate sales occurred in the communications market with particularly healthy growth taking place in the RO3000 and RO4000 laminate product lines. Unit volume increased 50% in 1997, while dollar sales increased by more than 33%. Sales figures in 1997 also increased due to the continuing growth in sales of FLEX-I-MID materials to HTI for hard disk drives. European sales of high frequency circuit materials grew in 1997 with the proliferation of cellular base stations throughout Europe.

Electronic Materials operating income was $9.0 million in 1998, $11.5 million in 1997 and $6.2 million in 1996. The decline in sales of flexible circuit materials manufactured in Chandler, Arizona, is the primary reason for the drop in operating income in 1998. Profits from Rogers N.V. sales of bus bars and flexible circuit materials grew significantly in 1997.

Sales made through Rogers N.V. stated in local currencies increased 20% in 1998, 42% in 1997, and 8% in 1996. When translated into U.S. dollars these changes became gains of 18%, 30%, and 5% in 1998, 1997, and 1996, respectively. Over the past several years, the Company has intensified its sales and marketing activities in Europe. This effort is now paying off handsomely with sales of almost all product lines in Europe increasing in 1998. Sales of high frequency circuit materials and sales of Endur components were very strong in 1997.


BACKLOG

The Company's backlog of firm orders was $38.5 million at January 3, 1999, and $34.8 million at December 28, 1997. The increase is due primarily to the higher level of sales.

SOURCES OF LIQUIDITY AND CAPITAL

Net cash provided by operating activities amounted to $15.9 million in 1998, $19.0 million in 1997, and $14.3 million in 1996. The major reason for the decrease in 1998 is the lower level of income in that year. Primary factors contributing to the year-to-year increase from 1996 to 1997 include increased earnings, a benefit from deferred taxes, and a higher level of accounts payable and accrued expenses.

Capital expenditures totaled $29.0 million in 1998, $17.7 million in 1997, and $6.3 million in 1996. In terms of capacity in 1998, the Company has built new production facilities and expanded production lines in the United States and Europe. In addition to the multi-million dollar expansion at the Microwave Materials Division in Chandler, Arizona, a new production line was built at the Poron Materials Unit in Woodstock, Connecticut. Also, in Ghent, Belgium, installation of the microwave laminates product line is virtually completed with manufacturing scheduled to begin in the first quarter of 1999.

Capital spending was exceeded by cash generated from the Company's operating activities in both 1997 and 1996. In 1998 capital expenditures exceeded cash generated from operating activities by $13.0 million and more than accounted for the $11.7 million reduction in cash and marketable securities during 1998. For 1999, it is anticipated that capital spending will approximate $15.0 million and that this will be financed by internally generated funds.

In September 1997 the Company canceled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under the new arrangement, the Company can borrow up to $15.0 million, or the equivalent in Belgian francs and/or Japanese yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2002. The Company borrowed 390,207,039 Belgian francs (the equivalent of $11,290,000 as of January 3,
1999) under the new arrangement to facilitate the Rogers Induflex N.V. acquisition in Belgium. Under the arrangement, the ongoing facility fee varies from 17.5 to 30 basis points of the maximum amount that can be borrowed. The rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, or at rates from 45 to 65 basis points over either London Interbank Offered Rate (LIBOR) quoted in U.S. dollars or Japanese yen, or Belgian Interbank Offered Rate (BIBOR) quoted in Belgian francs. The spreads over LIBOR and BIBOR and the level of facility fees is based on a measure of the Company's financial strength. The borrowing at year-end was denominated in Belgian francs and the interest rate on the loan at that time was 3.85%. The carrying value of this debt approximates fair value as of January 3, 1999.

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

Management believes that in the near term, internally generated funds plus available lines of credit will be sufficient to meet the needs of the business. The Company continually reviews and assesses its lending relationships.

MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use derivative instruments for trading purposes. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process primarily uses analytical techniques and sensitivity analysis.

The Company has fixed rate debt obligations and obligations where the interest rate, although not fixed, is relatively low compared to the prime interest rate. An increase in interest rates would not significantly increase interest expense due to the current makeup of the Company's debt obligations. Because of the size and structure of these obligations, a 100 basis point increase in the prime interest rate would not result in a material change in the Company's interest expense or in the fair value of the debt obligations. The fair value of the Company's investment portfolio or the related interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the size and short-term nature of the Company's investment portfolio and the relative insignificance of interest income to consolidated pretax income, respectively.

The Company's largest foreign currency exposure is against the Belgian franc, primarily because of its investments in its ongoing operations in Belgium. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The Company also has a borrowing arrangement under which the Company has borrowed 390 million Belgian francs which is to be paid in full by September 19, 2002. This arrangement functions as a natural hedge against its other Belgian franc exposure. Additionally, the Company can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible.

Relative to foreign currency exposures existing at January 3, 1999, a 10% unfavorable movement in the Belgian franc exchange rate would not significantly affect consolidated operating results, financial position or cash flows. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales prices as competitors' products become more or less attractive. The Company's sensitivity analysis does not factor in a potential change in sales levels or local currency selling prices.


YEAR 2000

The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations leading to disruptions in a company's activities and operations. If a company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on a company's operations.

The Company is conducting a review of its systems and operations, including systems currently being implemented, to identify computer hardware, software, and process control systems that do not properly recognize dates after December 31, 1999, including those linked to third party systems. The Company is now in the process of reprogramming or replacing hardware, software, and process

53
control systems as necessary to ensure compliance with year 2000 requirements. The Company is confident that its own internal systems are year 2000 compliant or planned upgrades will be in place. The Company has also initiated communications, primarily in the form of questionnaires, with third parties whose computer systems' functionality could directly impact the operations of the Company.

The costs of the Company's year 2000 compliance efforts are being funded with cash flows from operations and are being expensed as incurred. In total these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems which are composed predominantly of third party software and hardware technology.

Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company will develop a contingency plan based on its assessment of significant third party compliance. The goal of the contingency plan will be to minimize the Company's exposure to work slowdowns or business disruptions and any adverse effects on the Company's results of operations.


DIVIDEND POLICY

In 1992, the Board of Directors voted to discontinue cash dividends. At present, the Company expects to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.


FORWARD-LOOKING INFORMATION

Certain statements in this Management's Discussion and Analysis section and in other parts of this annual report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such risks include changing business, economic, and political conditions both in the United States and in foreign countries; uncertainties and expenses associated with litigation and changes in laws, regulations, and policies of governmental entities; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; any difficulties in integrating acquired businesses into the Company's operations; and the pace of technological change. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include the following:

The hard disk drive market for personal computers is characterized by volatility in demand, rapid technological change, significant pricing pressures and short lead times. Since the Company manufactures and sells its own circuit materials to meet the needs of this market, the Company's results may be affected by these factors. The Company also sells FLEX-I-MID circuit materials in the U.S. and Europe through an arrangement with Mitsui Chemicals, Inc. which produces this material in Japan under a technology license from the Company. In this case, the Company has no direct control over the manufacturing process, delivery dates or the impact of foreign exchange rates on its sale of FLEX-I-MID circuit materials.

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

The Company has been actively working with the Connecticut Department of Environmental Protection related to certain polychlorinated biphenyl contamination in the soil beneath a small section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan, which has been approved by the Connecticut Department of Environmental Protection, and it is expected that removal of soil contamination will be completed in 1999. While the Company believes that the implementation of the remediation activities will not have a material adverse impact on the Company's results, there can be no assurance that unanticipated costs will not arise.

In addition, the Company is currently engaged in proceedings involving a number of Superfund sites, as a participant in a group of potentially responsible parties. The Company's estimation of environmental liabilities is based on an evaluation of currently available information with respect to

55
each individual situation, including existing technology, presently enacted laws and regulations and the Company's experience in the addressing of such environmental matters. While current regulations impose potential joint and several liability upon each named party at any Superfund site, the Company's contribution for cleanup is expected to be limited due to the number of other potentially responsible parties, and the Company's share of the volume contributions of alleged waste to the sites, which the Company believes is de minimis. However, there can be no assurances that the Company's estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on the Company.

The level of anticipated 1999 capital expenditures could differ significantly from the forecasted amount due to a number of factors, including but not limited to changes in design, differences between the anticipated and actual delivery dates for new machinery and equipment, problems with the installation and start-up of such machinery and equipment, delays in the construction or modifications of buildings and delays caused by the need to address other business priorities.

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

The Company is in the process of reprogramming or replacing hardware, software, and process control systems to address year 2000 compliance issues. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal operating systems which are composed predominantly of third party software and hardware technology.

The Company has also initiated communications, primarily in the form of questionnaires, with third parties, including vendors, suppliers, and major customers whose computer systems' functionality could directly impact the operations of the Company. Third party non-compliance with year 2000 issues could have a material adverse effect on the Company's operations.

