Form 10-Q
period 1999-04-04
ROGERS CORP
filed 1999-05-14
CIK 84748

Total pages included - 14


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

 (Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1999

                                    OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period   from  __________   to  __________________

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

                    Yes      X          No

The number of shares outstanding of the Registrant's classes of common stock as of May 2, 1999:

           Capital Stock, $1 Par Value   -  7,644,340 shares

                  ROGERS CORPORATION AND SUBSIDIARIES

                               FORM 10-Q
                             April 4, 1999


                                 INDEX


                                                            Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income --
      Three Months Ended April 4, 1999 and
        April 5, 1998                                              3

   Consolidated Balance Sheets --
      April 4, 1999 and January 3, 1999                          4-5

   Consolidated Statements of Cash Flows --
      Three Months Ended April 4, 1999 and
        April 5, 1998                                              6

   Supplementary Notes                                           7-8

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                9-12

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K                                      13

SIGNATURES                                                        13

                    PART I - FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS

                  ROGERS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in Thousands Except Per Share Amounts)


                                                Three Months Ended:

                                     April 4, 1999       April 5, 1998
                                       (13 weeks)          (14 weeks)

Net Sales                             $  64,904           $  58,313

  Cost of Sales                          46,570              42,233
  Selling and Administrative Expenses     8,853               7,272
  Research and Development Expenses       2,624               2,611
Total Costs and Expenses                 58,047              52,116

Operating Income                          6,857               6,197

Other Income less Other Charges            (392)               (148)
Interest Income, Net                         58                 231

Income Before Income Taxes                6,523               6,280

Income Taxes:
  Federal and Foreign                     1,787               1,696
  State                                      39                 125


Net Income                         $      4,697       $       4,459


Net Income Per Share (Note G):

  Basic                            $         .62      $          .59

  Diluted                          $         .60      $          .56

Shares Used in Computing (Note G):

  Basic                                7,613,000           7,586,000

  Diluted                              7,842,000           7,960,000


The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                        (Dollars in Thousands)


                                     April 4, 1999     January 3, 1999
Current Assets:

  Cash and Cash Equivalents           $  10,712            $  9,593

  Marketable Securities                      --                 256

  Accounts Receivable, Net               39,741              32,590

  Inventories:
    Raw Materials                         7,736              10,392
     In-Process and Finished             13,142              12,365
Total Inventories                        20,878              22,757

  Current Deferred Income Taxes           3,444               3,481

  Assets Held for Sale, Net of Valuation
    Reserves of $492 in each period
    (Note B)                              5,158               5,158

  Other Current Assets                      652                 487

      Total Current Assets               80,585              74,322

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $71,136 and $69,051                    77,088              74,811

Investment in Unconsolidated Joint
  Venture                                 4,843               5,467

Pension Asset                             4,606               4,606

Goodwill and Other Intangibles, Net      14,855              14,935

Other Assets                              1,936               2,033

      Total Assets                     $183,913            $176,174



The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                        (Dollars in Thousands)

                                     April 4, 1999    January 3, 1999
Current Liabilities:

  Accounts Payable                    $  17,204          $   17,766
  Current Maturities of Long-Term Debt      600                 600
  Accrued Employee Benefits and
    Compensation                          8,377               6,577
  Accrued Income Taxes Payable            2,770               1,059
  Taxes, Other than Federal and Foreign
    Income                                1,623               1,038
  Other Accrued Liabilities               6,739               5,265

      Total Current Liabilities          37,313              32,305

Long-Term Debt, less Current Maturities  13,687              13,687

Noncurrent Deferred Income Taxes          5,781               5,938

Noncurrent Pension Liability              3,703               3,703

Noncurrent Retiree Health Care and Life
  Insurance Benefits                      6,268               6,268

Other Long-Term Liabilities               3,817               4,042

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000; Issued
    Shares 7,643,766 and 7,630,466        7,644               7,630
  Additional Paid-In Capital             33,432              33,323
  Unrealized  Gain/(Loss) on
      Marketable Securities                  --                  (2)
  Minimum Pension Liability                  78                  78
  Treasury Stock (38,400 and
      12,800 shares)                     (1,058)               (423)
  Currency Translation Adjustment           199               1,272
  Retained Earnings                      73,049              68,353

      Total Shareholders' Equity        113,344             110,231

      Total Liabilities and
        Shareholders' Equity           $183,913            $176,174


The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Dollars in Thousands)

                                                     Three Months Ended:

                                                           April 4,   April 5,
                                                             1999       1998

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income                                             $  4,697    $  4,459
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                         2,980       2,236
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net                     51          42
      Noncurrent Pension and Postretirement Benefits           75         531
      Other, Net                                             (180)        247
      Changes in Operating Assets and Liabilities Excluding
        Effects of Acquisition of Assets:
          Accounts Receivable                               (6,248)    (4,493)
          Inventories                                        1,514     (1,217)
          Prepaid Expenses                                    (192)       (32)
            Accounts Payable and Accrued Expenses            5,147        771

            Net Cash Provided by Operating Activities        7,844      2,544

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital Expenditures                                        (2,898)    (7,397)
Acquisition of Business                                     (4,302)        --
Proceeds from Sale of Property, Plant and Equipment              4         --
Proceeds from Sale of Marketable Securities                    256         --
Purchase of Marketable Securities                               --       (258)
Investment in Unconsolidated Joint Ventures and Affiliates     737        333

            Net Cash (Used in) Investing Activities         (6,203)    (7,322)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                   164        284
Repayments of Debt Principal                                     --      (265)
Acquisition of Treasury Stock                                 (635)        --
Proceeds from Sale of Capital Stock                            123        630

            Net Cash Provided by (Used in) Financing
              Activities                                      (348)       649

Effect of Exchange Rate Changes on Cash                       (173)      (399)

Net Increase/(Decrease) in Cash and Cash Equivalents         1,120     (4,528)

Cash and Cash Equivalents at Beginning of Year               9,592     18,791

Cash and Cash Equivalents at End of Quarter             $   10,712 $   14,263



The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                          SUPPLEMENTARY NOTES

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999.

B. Net Assets Held for Sale consist of land and a building in Chandler, Arizona, currently being leased to the purchaser of the Company's Flexible Interconnections Business in 1993.

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

D. Interest paid during the first three months of 1999 and 1998 was $153,000 and $231,000, respectively.

E. Income taxes paid were $100,256 and $79,634 in the first three months of 1999 and 1998, respectively.

F. The components of comprehensive income, net of related tax, for the three month periods ended April 4, 1999 and April 5, 1998 are as follows:

                                             Three Months Ended
(Dollars in Thousands)

                                            April 4, 1999    April 5, 1998

Net income                                     $   4,697      $   4,459
Foreign currency translation adjustments          (1,073)          (945)
Unrealized gains on securities                         2              3
Comprehensive income                           $   3,626      $   3,517

G. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

     (Dollars in Thousands, Except Per Share Amounts)

                                                April 4,     April 5,
                                                  1999         1998

     Numerator:
      Net income                                 $4,697       $4,459

     Denominator:
      Denominator for basic earnings per share -
       weighted-average shares                    7,613        7,586

      Effect of stock options                       229          374

      Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions             7,842        7,960

     Basic earnings per share                     $ .62        $ .59

     Diluted earnings per share                   $ .60        $ .56

H. The Company's fiscal year begins on the Monday nearest January 1 and ends on the Sunday nearest December 31. The fiscal year ending January 2, 2000 is a 52 week year and the quarter ending April 4, 1999 is a 13 week quarter. The fiscal year ended January 3, 1999 was a 53 week year and the quarter ended April 5, 1998 was a 14 week quarter.

I.   The  Company adopted Statement of Financial Accounting  Standards
     (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The quarterly information required by FAS No. 131 is presented below.

                                   Polymer        Electronic
                                   Materials      Materials      Total
(Dollars in Millions)

Three Months ended April 4, 1999
     Net Sales                      $32.5           $32.4        $64.9
     Operating Income                 4.1             2.8          6.9

Three Months ended April 5, 1998
     Net Sales                      $29.8           $28.5        $58.3
     Operating Income                 2.7             3.5          6.2


Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data in the previous tables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales of $65 million were up 11% over the record results of the first quarter of 1998. Combined Sales, which include one-half of the sales from the Company's two 50% owned joint ventures, grew 10% to $72 million for the quarter. The sales increase is primarily attributable to the rapid growth in sales of a customized FLEX-I-MID material to Hutchinson Technology Incorporated (HTI) and to the sales coming from two acquisitions completed since September 1998.

Sales of Polymer Materials for the first three months increased 9% from the comparable 1998 period. Contributing to this increase in almost equal amounts were the Imation dampening sleeve business acquired at the end of September, 1998, and the engineered molding compounds business acquired from Cytec Fiberite in January of 1999. Both businesses have also had a positive impact on earnings in 1999. These more than offset the slight decline in sales of nitrophyl floats and the impact of several major programs of our silicone materials business unit reaching end-of-life status during 1998.

Sales of Electronic Materials for the first quarter increased 14% over the same period in 1998. Sales of FLEX-I-MID adhesiveless laminate materials to HTI, the world leader in suspension assemblies for hard disk drives, continued to grow rapidly making an increasingly important contribution to sales. However, percentage margins on these sales are lower than for products Rogers manufactures. The materials are supplied by Mitsui Chemicals, Inc. under a Rogers technology license. The Company in turn resells the materials to HTI for its trace suspension assemblies which are used in advanced disk drives. First quarter sales of flexible circuit materials that Rogers manufactures were down 17% from the first three months of 1998. The largest producer of flexible circuits in the United States, and a major customer, experienced a decline in sales in 1998. Sales of flexible circuit materials to other customers increased dramatically but were not able to make up the difference. High frequency circuit material sales for wireless communications applications were at a record level in 1999 helped by growing demand in Europe and Asia. European needs for the Company's commercial microwave materials will now be primarily met by the recently completed laminating facility at the Company's Ghent, Belgium, operation.

Profits before and after tax and earnings per share for the first three months of 1999 were the highest for any quarter in the Company's history. Compared with the record first quarter last year, earnings rose 5% from $4.5 million to $4.7 million. Diluted earnings per share for the quarter were $.60, up from $.56 in the first three months of 1998, an increase of 7%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Manufacturing profit as a percentage of sales was 28% in the first quarter of both 1998 and 1999. This percentage continues to be held down by the lower margin on the sales of FLEX-I-MID materials to HTI.

Selling and administrative expenses for the first three months of 1999 increased in both dollars and as a percentage of sales over the comparable 1998 period. The increase primarily reflects the strengthening of Sales and Marketing capabilities at both the Corporate and the divisional levels, and the continued development of information systems. It also includes higher payroll costs related to bonus accruals and terminations.

Research and Development expense was approximately the same in the first three months of 1999 ($ 2,624,000) and 1998 ($2,611,000). Major development activities in circuit materials included process and product improvements to the RO3000 and RO4000 high frequency circuit board materials which are designed for use in high volume, low cost commercial wireless communication applications. These activities included the development of a bondply addition to the RO4000 family that will allow multi-layer circuit boards to be made using RO4000 laminates, as well as the development of materials with improved thermal properties. Flexible circuit materials development efforts focused on the introduction of a new epoxy based adhesive system, R/flex Crystal, on manufacturing improvements designed to significantly improve the dimensional stability of R/flex laminates, and on development of new flexible circuit materials. PORON materials development activities included formulations for industrial footwear, and healthcare applications; in addition, new thinner adhesive-backed R/bak tapes are being developed for the flexographic printing market. Molding materials development continued to emphasize tougher, more dimensionally stable materials for small electrical motor commutators and integration of the Cytec acquisition technology into Rogers.

Net interest income for 1999 decreased significantly from 1998 due mainly to the lower cash balances in 1999. The 1998 balance also included a refund of interest received from the Internal Revenue
Service.

Under present arrangements the Company can borrow up to $15.0 million or the equivalent in Belgian Francs and/or Japanese Yen under an unsecured multi-currency revolving credit agreement with Fleet National Bank. Amounts borrowed under this agreement are to be repaid in full by September 19, 2002. The Company has borrowed 390 million Belgian Francs under this agreement as of April 4, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Other income less other charges decreased by more than $200,000 when comparing 1999 first quarter with the comparable 1998 period. Lower royalty and joint venture income account for a significant portion of this decrease. Profits of Rogers Inoac Corporation, the Company's joint venture with Inoac Corporation, are improving despite continued weakness in the Japanese economy and the loss last year of a major customer in the disk drive industry. Durel Corporation, our joint venture with 3M in electroluminescent lamps had record first quarter sales in 1999; however, the substantial costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology resulted in a first quarter loss for this joint venture and overall lower joint venture income for the Company. The Durel lawsuit trial is scheduled to begin in June and the Company remains hopeful of a favorable income.

Net cash provided by operating activities in the first three months of 1999 totaled $7.8 million compared with $2.5 million in the comparable 1998 period. This increase is attributable to the change in the level of Accrued Expenses, lower inventory levels and higher depreciation expense in 1999.

In 1998 investments in capital equipment topped $7 million in the first quarter and finished at $29 million for the year. In 1999 capital expenditures will be reduced to more traditional levels and the first quarter totaled $2.9 million. Management anticipates that capital spending for 1999, primarily for new process equipment and new information systems capability will total about $15 million. It is anticipated that this spending will be financed with internally generated funds.

Management expects strong operating cash flow for 1999 and believes that in the near term internally generated funds and its credit facility with Fleet National Bank will be sufficient to meet the needs of the business. The Company continually reviews and assesses its lending relationships.

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

reprogramming or replacing hardware, software, and process control systems as necessary to ensure compliance with year 2000 requirements. The Company is confident that its own internal systems are year 2000 compliant or planned upgrades will be in place. The Company has also initiated communications, primarily in the form of questionnaires, with third parties whose computer systems' functionality could directly impact the operations of the Company.

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

The Company is currently involved as a PRP in five cases involving waste disposal sites, all of which are Superfund sites. Several of these proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a reserve has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan which has been approved by the CT DEP, and it is expected that removal of soil contamination will be completed in 1999. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a reserve of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997 and $600,000 in 1998 for costs related to this matter. During 1995, $300,000 was charged against this reserve and $200,000 per year was charged in 1996, 1997 and 1998. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the Unites States Environmental Protection Agency
(EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company has reflected this fine in expense in 1998 but disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

Statements in this report that are not strictly historical may be deemed to be "forward-Looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, and the like, are incorporated by reference in the Rogers Corporation 1998 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

                      PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

   (b) There were no reports on Form 8-K filed for the three months ended April 4, 1999.




                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROGERS CORPORATION
                                   (Registrant)



                                   s/ Frank H. Roland
                                   __________________________________
                                   Frank H. Roland
                                   Vice President, Finance and
                                   Chief Financial Officer


Dated:  May 14, 1999