Form 10-K/A
period 1999-01-03
ROGERS CORP
filed 1999-06-23
CIK 84748

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

     3k Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 8, 1998, were filed as Exhibit 3k to the 1998 Form 10-K*.

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

    21   Subsidiaries of the Registrant.

    23   Consent of Independent Auditors.

    27.1 Financial Data Schedule.

    29A  Rogers Corporation Form 11-K (RESIP)


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

               For the fiscal year ended December 31, 1998

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

                            ROGERS CORPORATION
       (Name of issuer of the securities held pursuant to the plan)

                               P.O. Box 188
                           One Technology Drive
                      Rogers, Connecticut 06263-0188
                 (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

December 31, 1998

Report of Ernst & Young LLP, Independent Auditors......................1
Statements of Net Assets Available for Plan Benefits...................2
Statements of Changes in Net Assets Available for Plan Benefits........4
Notes to Financial Statements..........................................6
Line 27a - Schedule of Assets Held for Investment Purposes.... .......12
Line 27d - Schedule of Reportable Transactions........................13
Consent of Independent Auditors.......................................15

            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Rogers Employee Savings and
    Investment Plan Committee
Rogers Employee Savings
    and Investment Plan
Rogers Corporation


We have audited the accompanying statements of net assets available for plan benefits of Rogers Employee Savings and Investment Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1998 and 1997, and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of December 31, 1998, and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1998 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1998 financial statements taken as a whole.

                                                        ERNST & YOUNG LLP


Providence, Rhode Island
May 14, 1999

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN



                                                    December 31, 1998
                              ---------------------------------------------------------
                                          Fixed       Rogers
                              Equity      Income      Stock       Loan
                              Funds       Fund        Fund        Fund      Total
                              ----------- ----------- ----------- --------- -----------
ASSETS

Investments--Note B:

 CIGNA Pooled Separate
  Accounts:

   55Q - Fidelity Puritan
         Fund                 $ 3,250,732                                   $ 3,250,732

   55P - Fidelity Equity-
         Income II Fund         6,742,073                                     6,742,073

   55A - Fidelity Advisor
         Growth Opportunities
         Fund                   5,730,519                                     5,730,519

   55F - Warburg-Pincus
         Advisor International
         Equity Fund            1,089,805                                     1,089,805

   SA-55EV - Janus Worldwide
             Fund               1,104,520                                     1,104,520

   SA-55E3 - Lazard Small Cap
             Portfolio            336,136                                       336,136

   SA-B - CIGNA Stock Index
          Account               1,039,934                                     1,039,934

   SA-55NM - Neuberger &
             Berman Partners
             Account              605,531                                       605,531

 CIGNA Guaranteed Long-Term
   Fund                                   $13,164,211                        13,164,211

 Capital stock of Rogers
   Corporation                                        $ 5,581,094             5,581,094

Participants Notes Receivable                                     $ 907,607     907,607
                              ----------- ----------- ----------- --------- -----------

      NET ASSETS AVAILABLE
        FOR PLAN BENEFITS     $19,899,250 $13,164,211 $ 5,581,094 $ 907,607 $39,552,162
                              =========== =========== =========== ========= ===========

See notes to financial statements.

STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN



                                                    December 31, 1997
                              ---------------------------------------------------------
                                          Fixed       Rogers
                              Equity      Income      Stock       Loan
                              Funds       Fund        Fund        Fund      Total
                              ----------- ----------- ----------- --------- -----------
ASSETS

Investments--Note B:

 CIGNA Pooled Separate
  Accounts:

  55Q - Fidelity Puritan
        Fund                  $ 2,959,549                                   $ 2,959,549

  55P - Fidelity Equity-
        Income II Fund          5,454,744                                     5,454,744

  55A - Fidelity Advisor
        Growth Opportunities
        Fund                    4,564,818                                     4,564,818

  55F - Warburg-Pincus
        Advisor International
        Equity Fund             1,098,402                                     1,098,402

  SA-55EV - Janus Worldwide
            Fund                  594,794                                       594,794

  SA-55E3 - Lazard Small Cap
            Portfolio             275,443                                       275,443

  SA-B - CIGNA Stock Index
         Account                  520,277                                       520,277

  SA-55NM - Neuberger & Berman
            Partners Account      482,284                                       482,284

 CIGNA Guaranteed Long-Term
  Fund                                    $12,121,263                        12,121,263

 Capital stock of Rogers
  Corporation                                         $ 5,872,830             5,872,830

Participants Notes Receivable                                     $ 807,112     807,112
                              ----------- ----------- ----------- --------- -----------

      NET ASSETS AVAILABLE FOR
        PLAN BENEFITS         $15,950,311 $12,121,263 $ 5,872,830 $ 807,112 $34,751,516
                              =========== =========== =========== ========= ===========

See notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN



                                            Year Ended December 31, 1998
                              ---------------------------------------------------------
                                          Fixed       Rogers
                              Equity      Income      Stock       Loan
                              Funds       Fund        Fund        Fund      Total
                              ----------- ----------- ----------- --------- -----------
ADDITIONS

Investment income:
  Interest                                $   735,971             $  75,366 $   811,337

Contributions:
  Employees and rollovers     $ 2,094,398     743,196 $   376,882             3,214,476
  Rogers Corporation                                      702,675               702,675
                              ----------- ----------- -----------           -----------
                                2,094,398     743,196   1,079,557             3,917,151

Interfund transfers, net         (709,202)    282,999     353,919    72,284          --
                              ----------- ----------- ----------- --------- -----------
  Total additions               1,385,196   1,762,166   1,433,476   147,650   4,728,488

DEDUCTIONS

Administrative expenses                                     4,534                 4,534
Withdrawals and forfeitures       522,003     719,266     144,226    47,155   1,432,650
                              ----------- ----------- ----------- --------- -----------
  Total deductions                522,003     719,266     148,760    47,155   1,437,184
                              ----------- ----------- ----------- --------- -----------

  Net additions                   863,193   1,042,900   1,284,716   100,495   3,291,304

Net realized and unrealized
  appreciation (depreciation)
  in fair value of
  investments                   3,085,746          48  (1,576,452)       --   1,509,342
                              ----------- ----------- ----------- --------- -----------
    NET INCREASE (DECREASE)     3,948,939   1,042,948    (291,736)  100,495   4,800,646

    Net assets available for
      plan benefits at
      beginning of year        15,950,311  12,121,263   5,872,830   807,112  34,751,516
                              ----------- ----------- ----------- --------- -----------
    NET ASSETS AVAILABLE FOR
      PLAN BENEFITS AT END
      OF YEAR                 $19,899,250 $13,164,211 $ 5,581,094 $ 907,607 $39,552,162
                              =========== =========== =========== ========= ===========


See notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN



                                            Year Ended December 31, 1997
                              ---------------------------------------------------------
                                          Fixed       Rogers
                              Equity      Income      Stock       Loan
                              Funds       Fund        Fund        Fund      Total
                              ----------- ----------- ----------- --------- -----------
ADDITIONS

Investment income:
  Interest                                $   665,827             $  61,765 $   727,592

Contributions:
   Employees and rollovers    $ 2,407,421     930,111 $   374,717             3,712,249
   Rogers Corporation             161,690      59,712     284,802               506,204
                              ----------- ----------- ----------- --------- -----------
                                2,569,111     989,823     659,519             4,218,453

Interfund transfers, net          (81,051)    (40,460)     52,449    69,062          --
                              ----------- ----------- ----------- --------- -----------
     Total additions            2,488,060   1,615,190     711,968   130,827   4,946,045

DEDUCTIONS

Administrative expenses                                     4,858                 4,858
Withdrawals and forfeitures       304,245     536,881      40,545    27,517     909,188
                              ----------- ----------- ----------- --------- -----------
     Total deductions             304,245     536,881      45,403    27,517     914,046
                              ----------- ----------- ----------- --------- -----------

     Net additions              2,183,815   1,078,309     666,565   103,310   4,031,999

Net realized and unrealized
  appreciation (depreciation)
  in fair value of
  investments                   2,621,090     (10,789)  1,863,817        --   4,474,118
                              ----------- ----------- ----------- --------- -----------

     NET INCREASE               4,804,905   1,067,520   2,530,382   103,310   8,506,117

     Net assets available for
       plan benefits at
       beginning of year       11,145,406  11,053,743   3,342,448   703,802  26,245,399
                              ----------- ----------- ----------- --------- -----------
     NET ASSETS AVAILABLE FOR
       PLAN BENEFITS AT END
       OF YEAR                $15,950,311 $12,121,263 $ 5,872,830 $ 807,112 $34,751,516
                              =========== =========== =========== ========= ===========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

Years Ended December 31, 1998 and 1997

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

The investments in the Fixed Income Fund, which consist primarily of CIGNA's Guaranteed Long-Term Fund are valued at contract value as estimated by CIGNA, which approximates market. Contract value represents contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses. The interest rate for CIGNA's guaranteed long-term fund is determined twice a year and is guaranteed not to change for six months. The average interest rate was 6.13% for 1998 and 6.03% for 1997. The crediting interest rate was 6.20% for the first six months of 1998 and 6.05% for the final six months of 1998.

The majority of the costs and expenses incurred in connection with the operation of the Plan have been borne by Rogers Corporation.

NOTE B--DESCRIPTION OF THE PLAN

The RESIP is a contributory defined contribution plan covering all regular U.S. employees who have completed at least one month of continuous service. Effective January 1, 1999 the one month waiting period was eliminated. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $10,000 in 1998 and $9,500 in 1997, 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing. Since July 1, 1997, contributions are allocated in any combination of the following ten available investment options.

    A. Fixed Income Fund - portfolio of a guaranteed investment contract with an insurance company and the CIGNA Guaranteed Long-Term Fund which is invested primarily in intermediate-term bonds and commercial mortgages. As of January 2, 1997, all remaining guaranteed investment contracts were rolled into the CIGNA Guaranteed Long-Term Fund.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

    B. Equity Funds - the following equity fund options represent pooled separate accounts of CIGNA:
          1. Account 55Q - invested solely in Fidelity Puritan Fund, a mutual fund consisting of a broadly diversified portfolio of high-yielding securities, including common stocks, preferred stocks and bonds.
          2. Account 55P - invested solely in the Fidelity Equity-
             Income II Fund, a mutual fund consisting of income-producing equity securities with potential for capital appreciation.
          3. Account 55A - invested solely in the Fidelity Advisor
             Growth Opportunities Fund, a mutual fund consisting of primarily common stocks and securities convertible into common stock.
          4. Account 55F - invested solely in the Warburg  Pincus
             Advisor International Equity Fund, a mutual fund consisting of a broadly diversified portfolio of equity securities of financially strong non-U.S. issuers located in growing international economies.
          5. Account SA-55EV  - invested solely in Janus Worldwide
             Fund, a mutual fund consisting of investments in foreign and domestic securities in an effort to take advantage of differences in economic trends and market cycles around the globe. (Contributions effective July 1, 1997.)
          6. Account  SA-55E3  - invested solely in Lazard  Small
             Cap  Portfolio,  a  mutual  fund consisting  of  investments  in stocks of small-sized companies (under $1 billion market capitalization) that are believed to be inexpensively priced relative to the return on total capital or equity. (Contributions effective July 1, 1997.)
          7. Account  SA-55NM - invested solely  in  Neuberger  &
             Berman Partners Account, a mutual fund consisting of investments in stocks of mid-sized companies that are selling for less than their perceived market value in an effort to provide capital growth. (Contributions effective July 1, 1997.)
          8. Account  SA-B - invested solely in the  CIGNA  Stock
             Index Account, a mutual fund consisting of investments in common stocks representing the S&P 500 Index and S&P 500 Index futures instruments. (Contributions effective July 1, 1997.)
    C. Rogers Stock Fund - capital stock of Rogers Corporation.

All participants, except those in collective bargaining units, are eligible to receive matching Company contributions. The Company may contribute any factor from 0% to 50% of each participant's contribution up to the first 4% of each participant's annual compensation. Effective January 1, 1998 the percentage may be determined by the Board of Directors. The Company contributed 50% of the first 4% in 1997 and 50% of the first 5% in 1998. Effective January 1,1998, 100% of the Company's contribution is invested in Company stock. In 1997 one-half of the Company's contribution was invested in Company stock and the other half was invested at the participant's direction. Company contributions invested in Rogers Corporation Stock were $702,715 and $253,101 for 1998 and 1997, respectively. Additionally, participants chose to allocate $31,701 of the remaining 1997 Company match to Rogers Corporation Stock.

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

NOTE B--DESCRIPTION OF THE PLAN--CONTINUED

Participants may borrow from their fund accounts a minimum of $1,000 and to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Notes fund. Loan terms range from one to five years or up to fifteen years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined periodically by the Plan administrator. Principal and interest are paid ratably through payroll deductions.

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

NOTE C-INVESTMENTS:

The activity for the individual accounts comprising the Equity Funds in the Statement of Changes in Net Assets Available for Plan Benefits is shown below:



                                                Year Ended December 31, 1998
                   ------------------------------------------------------------------------------------------------------------
                                                          Account
                                           Account        55F -
                               Account     55A -          Warburg-                           Account     Account
                   Account     55P -       Fidelity       Pincus      Account     Account    SA - B      SA - 55NM
                   55Q -       Fidelity    Advisor        Advisor     SA - 55EV   SA - 55E3  CIGNA       Neuberger
                   Fidelity    Equity-     Growth         Int'l       Janus       Lazard     Stock       & Berman
                   Puritan     Income      Opportunities  Equity      Worldwide   Small Cap  Index       Partners
                   Fund        II Fund     Fund           Fund        Fund        Portfolio  Account     Account    Total
                   ----------  ----------  -------------  ----------  ----------  ---------  ----------  ---------  -----------
ADDITIONS
Contributions:
 Employees and
  rollovers        $  296,326  $  570,656  $  536,775     $  178,540  $  182,160  $ 82,820   $  130,793  $116,328   $ 2,094,398

Interfund
 transfers, net      (279,238)   (372,032)   (405,822)       (93,539)    191,564    34,314      232,751   (17,200)     (709,202)
                   ------------------------------------------------------------------------------------------------------------
   Total additions     17,088     198,624     130,953         85,001     373,724   117,134      363,544    99,128     1,385,196

DEDUCTIONS
Withdrawals and
 forfeitures          181,743      99,241      62,475        138,619      26,598     1,728       10,889       710       522,003
                   ------------------------------------------------------------------------------------------------------------
   Total deductions   181,743      99,241      62,475        138,619      26,598     1,728       10,889       710       522,003
                   ------------------------------------------------------------------------------------------------------------
   Net additions
    (deductions)     (164,655)     99,383      68,478        (53,618)    347,126   115,406      352,655    98,418       863,193

Net realized and
 unrealized
 appreciation
 (depreciation)
 in fair value of
 investments          455,838   1,187,946   1,097,223         45,021     162,600   (54,713)     167,002    24,829     3,085,746
                   ------------------------------------------------------------------------------------------------------------
   NET INCREASE
    (DECREASE)        291,183   1,287,329   1,165,701         (8,597)    509,726    60,693      519,657   123,247     3,948,939

   Net assets
    available for
    plan benefits
    at beginning of
    year            2,959,549   5,454,744   4,564,818      1,098,402     594,794   275,443      520,277   482,284    15,950,311
                   ------------------------------------------------------------------------------------------------------------
   NET ASSETS
   AVAILABLE FOR
   PLAN BENEFITS
   AT END OF YEAR  $3,250,732  $6,742,073  $5,730,519     $1,089,805  $1,104,520  $336,136   $1,039,934  $605,531   $19,899,250
                   ============================================================================================================


ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

The activity for the individual accounts comprising the Equity Funds in the Statement of Changes in Net Assets Available for Plan Benefits is shown below:



                                                Year Ended December 31, 1997
                   ------------------------------------------------------------------------------------------------------------
                                                          Account
                                           Account        55F -
                               Account     55A -          Warburg-                           Account     Account
                   Account     55P -       Fidelity       Pincus      Account     Account    SA - B      SA - 55NM
                   55Q -       Fidelity    Advisor        Advisor     SA - 55EV   SA - 55E3  CIGNA       Neuberger
                   Fidelity    Equity-     Growth         Int'l       Janus       Lazard     Stock       & Berman
                   Puritan     Income      Opportunities  Equity      Worldwide   Small Cap  Index       Partners
                   Fund        II Fund     Fund           Fund        Fund        Portfolio  Account     Account    Total
                   ----------  ----------  -------------  ----------  ----------  ---------  ----------  ---------  -----------
ADDITIONS
Contributions:
 Employees and
  rollovers        $  366,848  $  664,022  $  811,847     $  263,789  $ 68,216    $ 26,952   $174,254    $ 31,493   $ 2,407,421
 Rogers Corporation    26,976      51,618      49,629         21,459     4,239       2,261      3,020       2,488       161,690
                   ------------------------------------------------------------------------------------------------------------
                      393,824     715,640     861,476        285,248    72,455      29,213    177,274      33,981     2,569,111

Interfund
 transfers, net        (8,640)   (773,764)   (387,144)      (445,959)  542,587     242,348    318,740     430,781       (81,051)
                   ------------------------------------------------------------------------------------------------------------
   Total additions    385,184     (58,124)    474,332       (160,711)  615,042     271,561    496,014     464,762     2,488,060

DEDUCTIONS
Withdrawals and
 forfeitures           79,227     103,302      94,041         27,545        31          11         66          22       304,245
                   ------------------------------------------------------------------------------------------------------------
   Total deductions    79,227     103,302      94,041         27,545        31          11         66          22       304,245
                   ------------------------------------------------------------------------------------------------------------
   Net additions
    (deductions)      305,957    (161,426)    380,291       (188,256)  615,011     271,550    495,948     464,740     2,183,815

Net realized and
 unrealized
 appreciation
 (depreciation)
 in fair value
 of investments       508,567   1,154,322     969,484        (36,832)  (20,217)      3,893     24,329      17,544     2,621,090
                   ------------------------------------------------------------------------------------------------------------
   NET INCREASE
    (DECREASE)        814,524     992,896   1,349,775       (225,088)  594,794     275,443    520,277     482,284     4,804,905

   Net assets
    available for
    plan benefits
    at beginning
    of year         2,145,025   4,461,848   3,215,043      1,323,490        --          --         --          --    11,145,406
                   ------------------------------------------------------------------------------------------------------------
   NET ASSETS
   AVAILABLE FOR
   PLAN BENEFITS
   AT END OF YEAR  $2,959,549  $5,454,744  $4,564,818     $1,098,402  $594,794    $275,443   $520,277    $482,284   $15,950,311
                   ============================================================================================================


ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

NOTE D--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 1998 and 1997, the Plan entered into the following transactions with parties-in-interest:

                                               December 31
                              ----------------------------------------------
                                       1998                   1997
                              ----------------------------------------------
                                Shares      Amount     Shares      Amount
                              ----------------------------------------------
Rogers Corporation:
Purchases of capital stock    60,069.098  $1,913,606  46,213.915  $1,620,502
Sales of capital stock, at
  market value                19,102.599     672,218  27,049.511   1,005,103

There were no other transactions with parties-in-interest that were prohibited by ERISA Section 406 and for which there was no statutory or administrative exceptions.


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


NOTE F--YEAR 2000 ISSUE (UNAUDITED)

The Plan Sponsor has determined that it will be necessary to take certain steps in order to ensure that the Plan's information systems are prepared to handle year 2000 dates. The Plan Sponsor is taking a two phase approach. The first phase addresses internal systems that must be modified or replaced to function properly. Both internal and external resources are being utilized to replace or modify existing software applications, and test the software and equipment for the year 2000 modifications. The Plan Sponsor anticipates substantially completing this phase of the project by June 1999. Costs associated with modifying software and equipment are not estimated to be significant and will be paid by the Plan Sponsor.

For the second phase of the project, Plan management established formal communications with its third party service providers to determine that they have developed plans to address their own year 2000 problems as they relate to the Plan's operations. All third party service providers have indicated that they will be year 2000 compliant by early 1999. If modification of data processing systems of either the Plan, the Plan Sponsor, or its service providers are not completed timely, the year 2000 problem could have a material impact on the operations of the Plan. Plan management has not developed a contingency plan, because they are confident that all systems will be year 2000 ready.

                           Supplemental Schedules

             LINE 27a - ASSETS HELD FOR INVESTMENT PURPOSES
                 EIN NO:  06-0513860        PLAN NO:  006
              ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                           December 31, 1998

                              Description of Invest-
                              ment Including Maturity
Identity of Issuer            Date, Rate of Interest,               Current
or Borrower                   Par or Maturity Value    Cost         Value
----------------------------  -----------------------  -----------  -----------
Equity Funds

 CIGNA Pooled Separate
 Accounts:*

  55Q - Fidelity Puritan      106,235.802 units of
        Fund                  participation            $ 2,319,554  $ 3,250,732

  55P - Fidelity Equity-      157,233.675 units of
        Income II Fund        participation              4,356,191    6,742,073

  55A - Fidelity Advisor
        Growth Opportunities  73,609.324 units of
        Fund                  participation              3,722,502    5,730,519

  55F - Warburg Pincus
        Advisor Int'l         46,423.996 units of
        Equity Fund           participation              1,059,041    1,089,805

  SA - 55EV - Janus
              Worldwide       20,565.303 units of
              Fund            participation              1,008,119    1,104,520

  SA - 55E3 - Lazard Small    16,447.120 units of
              Cap Portfolio   participation                372,261      336,136

  SA - 55NM - Neuberger &
              Berman
              Partners        28,517.623 units of
              Account         participation                573,154      605,531

  SA-B - CIGNA Stock Index    15,934.083 units of
         Account              participation                886,195    1,039,934
                                                       -----------  -----------
                                                        14,297,017   19,899,250

Fixed Income Fund

CIGNA Guaranteed Long-Term    405,098.350 units of
 Fund*                        participation             13,164,211   13,164,211

Rogers Stock Fund
 Capital Stock:
  Rogers Corporation*         183,343.998 shares         5,440,389    5,581,094

Loan Fund                     Participant loans,
 Participant loans            interest from 6.5%
                              to 10.0%                          --      907,607
                                                       -----------  -----------
                                                       $32,901,617  $39,552,162
                                                       ===========  ===========

* Indicates party-in-interest to the Plan.



                LINE 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                 EIN NO:  06-0513860       PLAN NO:  006
                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                      Year Ended December 31, 1998

                                                                           Current
                                                                           Value
Identity                                                                   of Asset on  Net
of Party                               Purchase    Selling     Cost of     Transaction  Gain/
Involved      Description of Assets    Price       Price       Asset       Date         (Loss)
------------  ---------------------    ----------  ----------  ----------  -----------  --------
Category (iii)--A series of securities transactions in excess of 5% of plan assets
----------
CIGNA*        CIGNA Guaranteed
              Long-Term Fund
               Purchased 144,837.527
                units in 113
                transactions           $4,512,746              $4,512,746  $4,512,746
               Sold 139,545.854
                units in 150
                transactions                       $4,205,771   4,205,771   4,205,771

              Pooled Separate
              Accounts:
               55P - Fidelity Equity-
                     Income II Fund
                Purchased  35,965.677
                 units in 61
                 transactions           1,393,729               1,393,729   1,393,729
                Sold 34,264.127
                 units in 128
                 transactions                       1,336,325     957,628   1,336,325   $328,697

               55A - Fidelity Advisor
                     Growth
                     Opportunities
                     Fund
                Purchased 17,099.235
                 units in 59
                 transactions           1,151,951               1,151,951   1,151,951
                Sold 16,199.255
                 units in 113
                 transactions                       1,083,473     785,500   1,083,473    297,973

               SA-55EV - Janus
                         Worldwide
                         Fund
                Purchased 29,543.949
                 units in 79
                 transactions           1,484,867               1,484,867   1,484,867
                Sold 22,852.551
                 units in 59
                 transactions                       1,135,800   1,078,441   1,135,800     57,359

Rogers         Rogers Corporation
Corporation*   Common Stock
                Purchased 60,069.098
                 shares in 81
                 transactions           1,913,607               1,913,607   1,913,607
                Sold 19,102.599
                 shares in 118
                 transactions                         672,218     567,851     672,218    104,367



                     CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087, 33-53353,
and 333-14419) pertaining to the Rogers Employee Savings and Investment Plan of Rogers Corporation of our report dated May 14, 1999, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan included in this Annual Report (Form 11-K) for the year ended December 31, 1998.


                                                          ERNST & YOUNG LLP

Providence, Rhode Island
June 17, 1999