Form 10-Q
period 1999-07-04
ROGERS CORP
filed 1999-08-17
CIK 84748

Total pages included - 15


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

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

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of August 1, 1999:

               Capital Stock, $1 Par Value-7,617,550 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               July 4, 1999

                                   INDEX
                                                            Page No.
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended
        July 4, 1999 and July 5, 1998                            3

   Consolidated Balance Sheets--
      July 4, 1999 and January 3, 1999                         4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended July 4, 1999 and
        July 5, 1998                                             6

   Supplementary Notes                                         7-9

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              10-14

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                    15

SIGNATURES                                                      15

                         PART I - FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                       ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in Thousands Except for Per Share Amounts)

                              Three Months Ended:         Six Months Ended:
                            ----------------------     ---------------------
                             July 4,      July 5,       July 4,    July 5,
                              1999         1998          1999       1998
                            ----------------------     ---------------------
Net Sales                   $  62,801    $  53,389    $ 127,705   $ 111,702

  Cost of Sales                46,376       40,242       92,946      82,475
  Selling and Administrative
    Expenses                    8,599        7,534       17,452      14,806
  Research and Development
    Expenses                    2,519        2,521        5,143       5,132
                            ---------    ---------    ---------   ---------
Total Costs and Expenses       57,494       50,297      115,541     102,413
                            ---------    ---------    ---------   ---------

Operating Income                5,307        3,092       12,164       9,289

Other Income less Other
  Charges                         699          468          307         320
Interest Income, Net               24          131           82         362
                            ---------    ---------    ---------   ---------

Income Before Income Taxes      6,030        3,691       12,553       9,971

Income Taxes:
  Federal and Foreign           1,649          950        3,475       2,651
  State                            40          120           40         240
                            ---------    ---------    ---------   ---------

Net Income                  $   4,341    $   2,621    $   9,038   $   7,080
                            =========    =========    =========   =========
Net Income Per Share
  (Note G):

    Basic                   $    0.57    $    0.35    $    1.19   $    0.93
                            =========    =========    =========   =========

    Diluted                 $    0.55    $    0.33    $    1.15   $    0.89
                            =========    =========    =========   =========
Shares Used in Computing
  (Note G):

    Basic                   7,606,000    7,595,000    7,610,000   7,591,000
                            =========    =========    =========   =========

    Diluted                 7,880,000    7,947,000    7,861,000   7,953,000
                            =========    =========    =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (Dollars in Thousands)


                                    July 4, 1999  January 3, 1999
                                    ------------  ---------------
Current Assets:

  Cash and Cash Equivalents          $  19,460       $   9,593

  Marketable Securities                     --             256

  Accounts Receivable, Net              34,385          32,590

  Inventories:
    Raw Materials                        8,092          10,392
    In-Process and Finished             12,083          12,365
                                     ---------       ---------
      Total Inventories                 20,175          22,757

  Current Deferred Income Taxes          3,444           3,481

  Assets Held for Sale, Net of
    Valuation Reserves of $492
    in each period (Note B)              5,158           5,158

  Other Current Assets                     683             487
                                     ---------       ---------

      Total Current Assets              83,305          74,322
                                     ---------       ---------
Property, Plant and Equipment,
  Net of  Accumulated
  Depreciation of $73,553 and
  $69,051                               78,058          74,811

Investment in Unconsolidated Joint
  Venture                                4,977           5,467

Pension Asset                            4,606           4,606

Goodwill and Other Intangibles, Net     14,831          14,935

Other Assets                             2,138           2,033
                                     ---------       ---------
      Total Assets                   $ 187,915       $ 176,174
                                     =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                             (Dollars in Thousands)

                                    July 4, 1999  January 3, 1999
                                    ------------  ---------------
Current Liabilities:

  Accounts Payable                   $  14,866       $  17,766
  Current Maturities of Long-
    Term Debt                              600             600
  Accrued Employee Benefits and
    Compensation                         8,318           6,577
  Accrued Income Taxes Payable           4,508           1,059
  Taxes, Other than Federal and
    Foreign Income                       2,013           1,038
  Other Accrued Liabilities              7,151           5,265
                                     ---------       ---------

      Total Current Liabilities         37,456          32,305
                                     ---------       ---------
Long-Term Debt, less Current
  Maturities                            13,687          13,687

Noncurrent Deferred Income Taxes         5,690           5,938

Noncurrent Pension Liability             3,703           3,703

Noncurrent Retiree Health Care
  and Life Insurance Benefits            6,268           6,268

Other Long-Term Liabilities              3,767           4,042

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000;
    Issued Shares 7,648,596 and
    7,630,466                            7,649           7,630
  Additional Paid-In Capital            33,477          33,323
  Treasury Stock (39,400 and
    12,800 shares)                     (1,088)           (423)
  Accumulated Other Comprehensive
    Income, Net of Tax                    (84)           1,348
  Retained Earnings                     77,390          68,353
                                     ---------       ---------

      Total Shareholders' Equity       117,344         110,231
                                     ---------       ---------
      Total Liabilities and
        Shareholders' Equity         $ 187,915       $ 176,174
                                     =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                   Six Months Ended:
                                                 July 4,       July 5,
                                                  1999          1998
                                               ----------    ----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net Income                                    $   9,038     $   7,080
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Depreciation and Amortization                 5,995         4,536
      Benefit for Deferred Income Taxes              (146)           --
      Equity in Undistributed (Income) Loss
        of Unconsolidated Joint Ventures, Net        (180)           62
      Loss on Disposition of Assets                    40            51
      Noncurrent Pension and Postretirement
        Benefits                                      123         1,033
      Other, Net                                     (577)          391
      Changes in Operating Assets and
        Liabilities:
          Accounts Receivable                      (1,166)       (3,070)
          Inventories                               1,976          (759)
          Prepaid Expenses                           (242)           79
          Accounts Payable and Accrued Expenses     5,449        (1,048)
                                                ---------     ---------
            Net Cash Provided by Operating
              Activities                           20,310         8,355

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
Capital Expenditures                               (7,004)      (16,907)
Acquisition of Business                            (4,302)           --
Proceeds from Sale of Property, Plant &
  Equipment                                            --           (96)
Proceeds from Sale of Marketable Securities           256          (252)
Investment in Unconsolidated Joint Ventures
  and Affiliates                                      737           333
                                                ---------     ---------
            Net Cash Provided by (Used in)
              Investing Activities                (10,313)      (16,922)

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings          399           286
Repayments of Debt Principal                           --          (269)
Acquisition of Treasury Stock                        (695)         (423)
Proceeds from Sale of Capital Stock                   202           489
                                                ---------     ---------
            Net Cash Provided by (Used in)
              Financing Activities                    (94)           83

Effect of Exchange Rate Changes on Cash               (35)         (226)
                                                ---------     ---------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       9,868        (8,710)
Cash and Cash Equivalents at Beginning
  of Year                                           9,592        18,791
                                                ---------     ---------
Cash and Cash Equivalents at End of Quarter     $  19,460     $  10,081
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

D. Interest paid during the first six months of 1999 and 1998 was $558,000 and $593,000, respectively.

E. Income taxes paid were $202,000 and $2,170,000 in the first six months of 1999 and 1998, respectively.

F. The components of comprehensive income, net of related tax, are as follows:

                                     Three Months Ended:   Six Months Ended:
                                     ------------------    -----------------
     (Dollars In Thousands)          July 4,    July 5,     July 4,   July 5,
                                       1999       1998       1999      1998
                                     ------------------    -----------------

     Net income                      $ 4,341    $ 2,621    $ 9,038   $ 7,080
     Foreign currency translation
     Adjustments                        (361)       127     (1,434)     (818)
     Unrealized gains on securities       --        (11)         2        (8)
                                     ------------------    -----------------
     Comprehensive income            $ 3,980    $ 2,737    $ 7,606   $ 6,254
                                     ==================    =================

G. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                             Three Months      Six Months
  (In Thousands, Except Per Share               Ended:             Ended:
   Amounts)                                ---------------    ---------------
                                           July 4,  July 5,   July 4,  July 5,
                                            1999      1998     1999     1998
                                           ----------------   ---------------
  Numerator:
     Net income                            $4,341    $2,621   $9,038   $7,080

  Denominator:
     Denominator for basic earnings
     per share -
       Weighted-average shares              7,606     7,595    7,610    7,591

     Effect of stock options                  274       352       251     362
                                           ----------------   ---------------
     Denominator for diluted earnings per
       Share - adjusted weighted-average
       Shares and assumed conversions       7,880     7,947    7,861    7,953
                                           ----------------   ---------------

  Basic earnings per share                 $ 0.57    $ 0.35   $ 1.19   $ 0.93
                                           ================   ===============

  Diluted earnings per share               $ 0.55    $ 0.33   $ 1.15   $ 0.89
                                           ================   ===============


H. The Company's fiscal year begins on the Monday nearest January 1 and ends on the Sunday nearest December 31. The fiscal year ending January 2, 2000 is a 52 week year and the six-month period ending July 4, 1999 is a 26 week half. The fiscal year ended January 3, 1999 was a 53 week year and the six-month period ended July 5, 1998 was a 27 week half.

I.   The  Company adopted Statement of Financial Accounting  Standards
     (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The quarterly information required by FAS No. 131 is presented below.



                                        Polymer   Electronic
     (Dollars in Millions)             Materials   Materials    Total
                                       -------------------------------
     Three months ended July 4, 1999
       Net Sales                         $32.4       $30.4      $ 62.8
       Operating Income                    3.7         1.6         5.3
     Three months ended July 5, 1998
       Net Sales                         $26.4       $27.0      $ 53.4
       Operating Income                    2.3         0.8         3.1
     Six months ended July 4, 1999
       Net Sales                         $64.9       $62.8      $127.7
       Operating Income                    7.8         4.4        12.2
     Six months ended July 4, 1998
       Net Sales                         $56.2       $55.5      $111.7
       Operating Income                    5.0         4.3         9.3


     Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data in the previous tables.

J. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $62.8 million in the second quarter and $127.7 million for the first six months of 1999, up 18% and 14%, respectively, over the comparable periods in 1998. Combined Sales, which include one-half of the sales from the Company's two 50% owned joint ventures, were $71.6 million for the quarter and $144.0 million for the half, up 17% and 13%, respectively, over the same periods in 1998.

Sales of Polymer Materials in the second quarter and first half of 1999 were 23% and 15%, respectively, above the levels in the same periods of 1998. A majority of the second quarter and first half year-to-year volume increases are attributable to acquisitions. Since the beginning of 1997, the Company has made three domestic acquisitions, all of which are in the Polymer Materials segment. The purchases of the Imation dampening sleeve business at the end of September 1998, and of most of the engineered molding compounds business of Cytec Fiberite in January of 1999 have quickly resulted in meaningful contributions to the Company's performance. The integration and improvement of the Bisco silicone foam business acquired at the beginning of 1997 has also reached this stage though it took longer than initially anticipated. In addition, led by strong sales to wireless communications markets, Poron urethane foam materials achieved record second quarter and first half sales. As we move into the second half, increased penetration of foreign markets should further enhance the results of this business.

Sales of Electronic Materials for the second quarter and first six months both increased 13% from the comparable 1998 periods. High frequency circuit materials for wireless communications equipment set second quarter and first half sales records. The Company recently completed a new manufacturing facility for these materials in Ghent, Belgium. This extended capability has been well received by European customers. The utilization of the capacity added to our Chandler, Arizona, Microwave Materials Division in 1998 is also meeting our expectations.

The Company continued to experience a disparity in demand for its two largest lines of flexible circuit materials for computer markets. Sales of FLEX-I-MIDr adhesiveless laminate materials to Hutchinson Technology Incorporated (HTI), the world leader in suspension assemblies for hard disk drives, are growing rapidly. In contrast, sales of R/flex materials continue to be low. Previously the Company had reported that sales to its largest R/flex materials customer had declined substantially. With the improving situation of this customer, new business success, and the introduction of new flexible circuit materials, the Company expects its R/flex product line to eventually regain its former attractive growth rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Profits before and after tax, and earnings per share for the second quarter and the first half of 1999 were higher than any comparable periods in the Company's history. Net income of $4.3 million for the second quarter and $9.0 million for the second half were up 66% and 28%, respectively from the same periods in 1998. The increase in profits was primarily attributable to higher sales coupled with improved operations, reflecting better utilization of new and existing facilities. Also, 1998 numbers include the results of a disappointing second quarter that was adversely impacted by softness in the domestic computer market and by unfavorable conditions in Southeast Asia.

Earnings per share (diluted) for the second quarter this year were $0.55, up from $0.33 in the same period last year. For the first half of 1999, earnings per share (diluted) were $1.15 compared to $0.89 in the initial six-month period a year ago.

Manufacturing profit as a percentage of sales in the first six months of 1999 and 1998 was 27% and 26%, respectively. This percentage continues to be held down by the lower margin on the sales of FLEX-I-MID materials to HTI. These materials are produced for the Company by Mitsui Chemicals, Inc. in Japan and carry a lower margin than material that the Company manufactures.

Selling and administrative expense for the first six months of 1999 increased in total dollars, but as a percentage of sales were approximately the same as the comparable period in the previous year. The increase in dollars primarily reflects the strengthening of Sales and Marketing capabilities at both the Corporate and Divisional levels, and the continued development of information systems. It also includes higher payroll costs related to bonus accruals and terminations.

Research and Development expense was approximately the same in the first six months of 1999 ($ 5,143,000) and 1998 ($5,132,000). Major development activities in circuit materials included process and product improvements to the RO3000T and RO4000r high frequency circuit board materials which are designed for use in high volume, low cost commercial wireless communication applications. These activities included the development of a bondply addition to the RO4000 family that will allow multi-layer circuit boards to be made using RO4000 laminates, as well as the development of materials with improved thermal properties. Flexible circuit materials development efforts focused on the introduction of a new epoxy based adhesive system, R/flex CRYSTALT, on manufacturing improvements designed to significantly improve the dimensional stability of R/flex laminates, and on development of new flexible circuit materials. PORON materials development activities included formulations for industrial, footwear, and healthcare applications; in addition, new thinner adhesive-backed R/bak tapes are being developed for the flexographic printing market. Molding materials development continued to emphasize tougher, more dimensionally stable materials for small electrical motor commutators and integration of the Cytec acquisition technology into the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income for 1999 decreased significantly from 1998 due mainly to the lower cash balances over the first six months of 1999. The amount of interest expense that has been capitalized is down in 1999 because of the lower amount of long-term capital spending projects. The 1998 balance also included a refund of interest received from the Internal Revenue Service.

Under present arrangements the Company may borrow up to $15.0 million, or the equivalent in Belgian Francs and/or Japanese Yen, under an unsecured multi-currency revolving credit agreement with Fleet National Bank. Amounts borrowed under this agreement are to be repaid in full by September 19, 2002. The Company has borrowed 390 million Belgian Francs under this agreement as of July 4, 1999.

Other income less other charges was $0.3 million for the first six months of 1999 and for the same period in 1998.

Durel Corporation, the joint venture with 3M in electroluminescent
(EL) lamps, had record second quarter and first half sales. This was primarily attributable to increased orders from cellular telephone manufacturers. Additional product capacity is being installed to satisfy the growing demand by the cellular telephone industry for EL lighting systems. Durel returned to profitability in the second quarter, despite continuing high expenses to support the patent infringement lawsuit brought by Durel to protects its proprietary technology. The trial, most recently scheduled to begin in June, has now been postponed until January of 2000 because of the court's backlog. The performance of Rogers Inoac Corporation (RIC), the joint venture with Inoac Corporation, has been hurt by the weakness of the Japanese economy and the loss last year of a major customer in the disk drive industry. The RIC recovery process is progressing as planned, as they focus on marketing their unique products to a broader array of markets.

Net cash provided by operating activities in the first six months of 1999 totaled $20.3 million compared with $8.4 million in the comparable 1998 period. This difference was attributable to several factors, among which were higher net income and increased depreciation expense in 1999, as well as a change in the level of Accounts Payable and Accrued Expenses.

In 1998 investments in capital equipment reached almost $17 million in the first half and finished at $29 million for the year. In 1999 capital expenditures have been reduced to more traditional levels and the first half totaled $7 million. Management anticipates that capital spending for 1999, primarily for new process equipment and new information systems capability will total about $15 million. It is anticipated that this spending will be financed with internally generated funds.

Management expects strong operating cash flow for 1999 and believes that in the near term internally generated funds and its credit facility with Fleet National Bank will be sufficient to meet the needs of its exisiting business. The Company continually reviews and assesses its lending relationships.

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

The Company completed a review of its systems and operations, including systems currently being implemented, to identify computer hardware, software, and process control systems that do not properly recognize dates after December 31, 1999, including those linked to third party systems. The Company is now substantially complete with the process of reprogramming or replacing hardware, software, and process control systems as necessary to ensure compliance with year 2000 requirements. The Company is confident that its own internal systems are year 2000 compliant or planned upgrades will be in place. The Company also initiated communications, primarily in the form of questionnaires, with third parties whose computer systems' functionality could directly impact the operations of the Company.

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

                      PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

   (b) There were no reports on Form 8-K filed for the three months ended July 4, 1999.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROGERS CORPORATION
                                   (Registrant)


                                   __________________________________
                                   By s/FRANK H. ROLAND
                                   Frank H. Roland
                                   Vice President, Finance
                                   and Chief Financial Officer


Dated:  August 17, 1999