Form 10-Q
period 1999-10-03
ROGERS CORP
filed 1999-11-15
CIK 84748

Total pages included - 16


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

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

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of October 31, 1999:

               Capital Stock, $1 Par Value-7,528,885 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                              October 3, 1999

                                   INDEX

                                                               Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Nine Months Ended
        October 3, 1999 and October 4, 1998                      3

   Consolidated Balance Sheets--
      October 3, 1999 and January 3, 1999                      4 - 5

   Consolidated Statements of Cash Flows--
      Nine Months Ended October 3, 1999 and
        October 4,1999                                           6

   Supplementary Notes                                         7 - 9

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              10 - 15

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K                                     16

SIGNATURES                                                       16

                         PART I - FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                       ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in Thousands Except for Per Share Amounts)

                               Three Months Ended:   Nine Months Ended:
                              --------------------  --------------------
                              October 3, October 4, October 3, October 4,
                                 1999      1998       1999       1998
                              --------------------  --------------------

Net Sales                     $  61,076  $  51,319  $ 188,781  $ 163,021

  Cost of Sales                  42,711     38,409    135,657    120,884
  Selling and Administrative
   Expenses                       9,657      6,432     27,109     21,238
  Research and Development
   Expenses                       2,529      2,933      7,672      8,065
                              --------------------  --------------------
Total Costs and Expenses         54,897     47,774    170,438    150,187
                              --------------------  --------------------

Operating Income                  6,179      3,545     18,343     12,834

Other Income less Other
  Charges                           138         19        445        339
Interest Income, Net                 83        230        165        592
                              --------------------  --------------------

Income Before Income Taxes        6,400      3,794     18,953     13,765

Income Taxes:
  Federal and Foreign             1,695        981      5,170      3,632
  State                              97        120        137        360
                              --------------------  --------------------
Net Income                    $   4,608  $   2,693  $  13,646  $   9,773
                              ====================  ====================
Net Income Per Share (Note F):
  Basic                       $    0.60  $    0.36  $    1.80  $    1.29
                              ====================  ====================

 Diluted                      $    0.58  $    0.34  $    1.73  $    1.23
                              ====================  ====================
Shares Used in Computing (Note F):
  Basic                       7,635,000  7,593,000  7,600,000  7,591,000
                              ====================  ====================

  Diluted                     7,952,000  7,837,000  7,873,000  7,914,000
                              ====================  ====================

The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                 October 3, 1999   January 3, 1999
Current Assets:

  Cash and Cash Equivalents          $ 18,167         $  9,593

  Marketable Securities                    --              256

  Accounts Receivable, Net             36,561           32,590

  Inventories:
    Raw Materials                       8,934           10,392
    In-Process and Finished            11,757           12,365
      Total Inventories                20,691           22,757

  Current Deferred Income Taxes         3,444            3,481

  Other Current Assets                    584              487
                                     --------         --------
      Total Current Assets             79,447           69,164
                                     --------         --------
Property, Plant and Equipment,
  Net of  Accumulated Depreciation
  of $76,672 and $69,051               78,591           74,811

Investment in Unconsolidated Joint
  Venture                               5,145            5,467

Pension Asset                           4,606            4,606

Goodwill and Other Intangibles, Net    14,629           14,935

Other Assets                            7,182            7,191
                                     --------         --------
      Total Assets                   $189,600         $176,174
                                     ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                   October 3, 1999    January 3, 1999
Current Liabilities:

  Accounts Payable                     $ 14,330           $ 17,766
  Current Maturities of Long-Term
    Debt                                    600                600
  Accrued Employee Benefits and
    Compensation                         10,321              6,577
  Accrued Income Taxes Payable            5,225              1,059
  Taxes, Other than Federal and
    Foreign Income                        1,816              1,038
  Other Accrued Liabilities               6,183              5,265
                                       --------           --------
      Total Current Liabilities          38,475             32,305
                                       --------           --------
Long-Term Debt, less Current
  Maturities                             12,172             13,687

Noncurrent Deferred Income Taxes          5,775              5,938

Noncurrent Pension Liability              3,703              3,703

Noncurrent Retiree Health Care
  and Life Insurance Benefits             6,268              6,268

Other Long-Term Liabilities               3,937              4,042

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000;
    Issued Shares 7,672,156 and
    7,630,466                             7,672              7,630
  Additional Paid-In Capital             33,677             33,323
  Treasury Stock (162,900 and
    12,800 shares)                      (5,355)              (423)
  Accumulated Other Comprehensive
    Income, Net of Tax                    1,278              1,348
  Retained Earnings                      81,998             68,353
                                       --------           --------
      Total Shareholders' Equity        119,270            110,231
                                       --------           --------
      Total Liabilities and
        Shareholders' Equity           $189,600           $176,174
                                       ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                                        Nine Months Ended:
                                                    October 3,    October 4,
                                                      1999           1998
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net Income                                         $  13,646   $   9,773
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                      8,784       6,983
      Expense (Benefit) for Deferred Income Taxes         (331)         --
      Equity in Undistributed (Income) Loss of
        Unconsolidated Joint Ventures, Net                (819)       (118)
      Noncurrent Pension and Postretirement
        Benefits                                           125       1,034
      Other, Net                                          (164)        156
      Changes in Operating Assets and Liabilities
        Excluding Effects of Disposition of Assets:
          Accounts Receivable                           (2,704)     (3,269)
          Inventories                                    1,677       2,659
          Prepaid Expenses                                (124)       (107)
          Accounts Payable and Accrued Expenses          6,976         292
                                                     ---------   ---------
            Net Cash Provided by Operating
              Activities                                27,066      17,403

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
Capital Expenditures                                    (9,971)    (25,410)
Acquisition of Business                                 (4,302)     (2,250)
Proceeds from Sale of Property, Plant & Equipment           --         (97)
Proceeds from Sale of Marketable Securities                256       1,395
Investment in Unconsolidated Joint Ventures
  and Affiliates                                           737         333
                                                     ---------   ---------
            Net Cash Used in Investing
              Activities                               (13,280)    (26,029)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
Proceeds from Short and Long-Term Borrowings               (16)        290
Repayments of Debt Principal                              (759)       (603)
Acquisition of Treasury Stock                           (4,932)       (423)
Proceeds from Sale of Capital Stock                        395         592
                                                     ---------   ---------
            Net Cash Used in Financing
              Activities                                (5,312)       (144)

Effect of Exchange Rate Changes on Cash                    101        (604)
                                                     ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents     8,575      (9,374)
Cash and Cash Equivalents at Beginning of Year           9,592      18,791
                                                     ---------   ---------
Cash and Cash Equivalents at End of Quarter          $  18,167   $   9,417
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

B. In September 1997 the Company cancelled its $5.0 million unsecured revolving credit agreement with Fleet National Bank and replaced it with an unsecured multi-currency revolving credit agreement, also with Fleet. Under this amended arrangement, the Company can borrow up to $20.0 million, or the equivalent in Belgian Francs and/or Japanese Yen. Amounts borrowed under this agreement are to be paid in full by September 19, 2003. The Company borrowed 390,207,039 Belgian Francs under the new arrangement to facilitate the Rogers Induflex acquisition in Belgium in September 1997.

C. Interest paid during the first nine months of 1999 and 1998 was $895,000 and $794,000, respectively.

D. Income taxes paid were $804,000 and $2,230,000 in the first nine months of 1999 and 1998, respectively.

E. The components of comprehensive income, net of related tax, are as follows:

                                 Three Months Ended:     Nine Months Ended:
                               ----------------------  ----------------------
  (Dollars In Thousands)        October 3,  October 4,  October 3,  October 4,
                                   1999        1998        1999        1998
                               ----------------------  ----------------------
  Net Income                      $ 4,608    $ 2,693    $ 13,646     $ 9,773
  Foreign currency translation
    Adjustments                     1,362        842         (72)         24
  Unrealized gains on securities       --         13           2           5
                                ----------------------  ----------------------
  Comprehensive income            $ 5,970    $ 3,548    $ 13,576     $ 9,802
                                ======================  ======================

     Accumulated balances related to each component of Other Comprehensive Income (Loss) are as follows:

                                    October 3, 1999   January 3, 1999
                                    ---------------   ---------------
     Foreign currency translation
       adjustments                      $ 1,200            $ 1,272
     Unrealized loss on marketable
       securities                            --                 (2)
     Change in minimum pension
       liability                             78                 78
                                        -------            -------
     Accumulated balance                $ 1,278            $ 1,348
                                        =======            =======
                                    -7-

F. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":


                                      Three Months Ended:     Nine Months Ended:
                                   ---------------------  ----------------------
   (In Thousands, Except Per Share  October 3, October 4,  October 3, October 4,
       Amounts)                          1999       1998        1999       1998
                                   ---------------------  ----------------------
     Numerator:
       Net income                      $ 4,608    $ 2,693     $ 13,646   $ 9,773

     Denominator:
       Denominator for basic earnings
       per share - Weighted-average
         shares                          7,635      7,593        7,600     7,591

       Effect of stock options             317        244          273       323

       Denominator for diluted earnings
       per share - adjusted
       Weighted-average shares and
       assumed conversions               7,952      7,837        7,873     7,914

     Basic earnings per share          $  0.60    $  0.36     $   1.80   $  1.29

     Diluted earnings per share        $  0.58    $  0.34     $   1.73   $  1.23

G. The Company's fiscal year begins on the Monday nearest January 1 and ends on the Sunday nearest December 31. The fiscal year ending January 2, 2000 is a 52 week year and the nine-month period ending October 3, 1999 included 39 weeks. The fiscal year ended January 3, 1999 was a 53 week year and the nine-month period ended October 4, 1998 included 40 weeks.

H. The Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The quarterly information required by FAS No. 131 is presented below.

                                      Polymer    Electronic
     (Dollars in Millions)           Materials   Materials     Total
                                     ---------   ----------   -------
     Three months ended October 3, 1999
       Net Sales                        $31.2       $29.9     $ 61.1
       Operating Income                   3.7         2.5        6.2
     Three months ended October 4, 1998
       Net Sales                        $24.6       $26.7     $ 51.3
       Operating Income                   1.9         1.6        3.5
     Nine months ended October 3, 1999
       Net Sales                        $96.1       $92.7     $188.8
       Operating Income                  11.5         6.8       18.3
     Nine months ended October 4, 1998
       Net Sales                        $80.8       $82.2     $163.0
       Operating Income                   6.9         5.9       12.8

     Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data in the previous tables.

I. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs).

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

     In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan which has been approved by the CT DEP, and it is expected that removal of soil contamination will be completed in the first half of 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a reserve of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997 and $600,000 in 1998 for costs related to this matter. During 1995, $300,000 was charged against this reserve and $200,000 per year was charged in 1996, 1997 and 1998. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales were $61.1 million in the third quarter and $188.8 million for the first nine months of 1999, up 19% and 16%, respectively, over the comparable periods in 1998. Combined Sales, which include one-half of the sales from Rogers two 50% owned joint ventures, were $70.9 million for the quarter and $214.9 million for the nine month period, up 21% and 16%, respectively, over the same periods in 1998.

Sales of Polymer Materials in the third quarter were 27% higher than the third quarter of 1998. Sales for the first nine months of 1999 were 19% above the same period of 1998. A majority of the third quarter and nine months year-to-year volume increases are attributable to acquisitions.
Since the beginning of 1997, the Company has made three domestic acquisitions, all of which are in the Polymer Materials segment. The purchases of the Imation dampening sleeve business at the end of September, 1998, and of most of the engineered molding compounds business of Cytec Fiberite in January, 1999, have resulted in meaningful contributions to the Company's performance in 1999. The integration and improvement of the Bisco silicone foam business acquired at the beginning of 1997 has also reached this stage, though it took longer than initially anticipated. In addition, Poron urethane foam materials achieved record third quarter and first nine month sales, led by strong sales to wireless communications markets.

Sales of Electronic Materials for the third quarter and first nine months increased 12% and 13%, respectively, from the comparable 1998 periods. High frequency circuit material sales for wireless communications applications were at record levels for the quarter and the first nine months of the year. Sales to the consumer electronics market were particularly strong reflecting anticipated demand during the upcoming holiday season. Manufacturing capacity in both Ghent, Belgium and Chandler, Arizona was used to satisfy this demand and for the fourth year in a row, a capacity expansion is planned for the year 2000 at the Chandler, Arizona facility. The industry continues to gain understanding of the superior performance of the Company's RO3000(TM) and RO4000(R) high frequency circuit materials, helping drive production to new highs.

Sales of R/flex(R) materials that the Company manufactures continue to be at disappointing levels reflecting the softness in demand still being experienced by its major customer for such flexible materials. Third quarter sales of FLEX-I-MID(R) adhesiveless laminate materials to Hutchinson Technology Incorporated (HTI) were substantially above last year's third quarter levels, but lower than 1999 second quarter performance. The decline reflects greater utilization by the customer of its inventories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Profits before and after tax, and earnings per share for the third quarter and the first nine months of 1999 were higher than any comparable periods in the Company's history. Net income of $4.6 million for the third quarter and $13.6 million for the first nine months were up 70% and 39% respectively from the same periods in 1998. The increase in profits was primarily attributable to higher, and in many cases, record sales in almost all of the Company's businesses, coupled with improved operations, reflecting better utilization of manufacturing facilities. Also, 1998 numbers include the results of disappointing second and third quarters that were adversely impacted by depressed conditions in Southeast Asia and in the computer disk drive industry.

Earnings per share (diluted) for the third quarter this year were $0.58, up from $0.34 in the same period last year. For the first nine months of 1999, earnings per share (diluted) were $1.73 compared to $1.23 in the initial nine-month period a year ago.

Manufacturing profit as a percentage of sales in the first nine months of 1999 and 1998 was 28% and 26%, respectively. This percentage continues to be held down by the lower margin on the sales of FLEX-I-MID(R) materials to HTI. Such materials are produced for the Company by Mitsui Chemicals Inc. in Japan and carry a lower margin than material that the Company manufactures. Rogers and Mitsui continue to be enthusiastic about this kind of specialty adhesiveless laminate and in early October signed an agreement to form a 50/50 joint venture to sell and eventually manufacture an all-polyimide flexible circuit board laminate. The new company, called Polyimide Laminate Systems, will be located in a plant to be constructed in Chandler, Arizona, thereby providing a second manufacturing facility to meet the growing needs for the product supplied to HTI.

Selling and administrative expenses for the first nine months of 1999 increased in total dollars and as a percentage of sales. The increase primarily reflects the strengthening of Sales and Marketing capabilities at both the Corporate and Divisional levels, and the continued development of information systems. It also includes higher payroll costs related to bonus accruals and terminations.

Research and Development expense was $7.7 million in the first nine months of 1999 compared to $8.1 million in the same period in 1998. Major development activities in circuit materials included process and product improvements to the RO3000(TM) and RO4000(R) high frequency circuit board materials which are designed for use in high volume, low cost commercial wireless communication applications. These activities included the development of a bondply addition to the RO4000 family that will allow multi-layer circuit boards to be made using RO4000 laminates, as well as the development of materials with improved thermal properties. Flexible circuit materials development efforts focused on the introduction of a new epoxy based adhesive system, R/flex CRYSTAL(TM), on manufacturing improvements designed to significantly improve the dimensional stability of R/flex laminates, and on development of new flexible circuit materials. PORON materials development activities included formulations for industrial,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


footwear, and healthcare applications; in addition, new thinner adhesive-backed R/bak tapes are being developed for the flexographic printing market. Molding materials development continued to emphasize tougher, more dimensionally stable materials for small electrical motor commutators and integration of the Cytec acquisition technology into the Company.

Net interest income for 1999 decreased significantly from 1998 due mainly to the lower cash balances over the first nine months of 1999. The amount of interest expense that has been capitalized is down in 1999 because of the lower amount of long-term capital spending projects. The 1998 balance also included a refund of interest received from the Internal Revenue Service.

Under present arrangements the Company may borrow up to $20.0 million, or the equivalent in Belgian Francs and/or Japanese Yen, under an unsecured multi-currency revolving credit agreement with Fleet National Bank.
Amounts borrowed under this agreement are to be repaid in full by September 19, 2003. The Company has borrowed 390 million Belgian Francs under this agreement as of October 3, 1999.

Other income less other charges was $0.4 million for the first nine months of 1999 and $0.3 million for the same period in 1998.

Durel Corporation, the joint venture with 3M in electroluminescent (EL) lamps, had record third quarter and nine month sales. Such results are primarily due to growing demand for the joint venture's products in cellular telephone applications. Installation of additional manufacturing capacity has begun in order to continue to meet this growing demand. Durel achieved significant profits in the third quarter, but fourth quarter earnings will be hurt by increased litigation costs associated with the patent infringement lawsuit brought by Durel. The trial is still expected to start in January. The performance of Rogers Inoac Corporation (RIC), the joint venture with Inoac Corporation, continues to improve. RIC's business had been hurt by the Japanese economy and the loss last year of a major customer.

Net cash provided by operating activities in the first nine months of 1999 totaled $27.1 million compared with $17.4 million in the comparable 1998 period. This difference was attributable to several factors, among which were higher net income and increased depreciation expense in 1999, as well as a change in the level of Accounts Payable and Accrued Expenses which is primarily related to higher income taxes payable and increased bonus accruals.

In 1998 investments in capital equipment reached $25.4 million in the first nine months and finished at $29 million for the year. In 1999 capital expenditures have been reduced to more traditional levels and the first nine month period totaled $10 million. Management anticipates that capital spending for 1999, primarily for new process equipment and new information systems capability will total about $15 million. It is anticipated that this spending will be financed with internally generated funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


On August 19th, the Company's Board of Directors approved a stock repurchase program for up to $13 million of the Company's outstanding shares. Since that time, approximately 345,000 shares have been repurchased. The full benefit of these repurchases on earnings per share calculations will first be seen in 2000. The Company's strong financial performance has created an excellent balance sheet that enables the Company to fund internal growth and its acquisition strategy as well as to repurchase stock.

Management expects strong operating cash flow for 1999 and believes that in the near term internally generated funds and its credit facility with Fleet National Bank will be sufficient to meet the needs of its existing business. The Company continually reviews and assesses its lending relationships.

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

The Company completed a review of its systems and operations, including systems currently being implemented, to identify computer hardware, software, and process control systems that do not properly recognize dates after December 31, 1999, including those linked to third party systems.
The Company is now substantially complete with the process of reprogramming or replacing hardware, software, and process control systems as necessary to ensure compliance with year 2000 requirements. The Company is confident that its own internal systems are year 2000 compliant or planned upgrades will be in place before the end of 1999. The Company also initiated communications, primarily in the form of questionnaires, with third parties whose computer systems' functionality could directly impact the operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Non-compliance by any of the Company's major distributors, suppliers, customers, vendors, or financial organizations could result in business disruptions that could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company is developing a contingency plan based on its assessment of significant third party compliance. The goal of the contingency plan, which is substantially complete, is to minimize the Company's exposure to work slowdowns or business disruptions and any adverse effects on the Company's results of operations.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company has developed a remediation plan which has been approved by the CT DEP, and it is expected that removal of soil contamination will be completed in the first half of 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a reserve of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997 and $600,000 in 1998 for costs related to this matter. During 1995, $300,000 was charged against this reserve and $200,000 per year was charged in 1996, 1997 and 1998. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

                        PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

   (b) There were no reports on Form 8-K filed for the three months ended October 3, 1999.


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

Dated:  November 15, 1999