Form 10-K
period 2000-01-02
ROGERS CORP
filed 2000-03-29
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549


                           FORM 10-K

(Mark One)

[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2000

                               OR

[ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4347



                       ROGERS CORPORATION
      [Exact name of Registrant as specified in its charter]


   Massachusetts                                     06-0513860
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)
   One Technology Drive
   P.O. Box 188
   Rogers, Connecticut                               06263-0188
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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Capital Stock, $1 par value, held by non-affiliates of the Registrant as of March 1, 2000 was $427,378,461.

       The number of shares of Capital Stock, $1 par value, outstanding as of March 1, 2000 was 7,393,179.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended January 2, 2000 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 2000  annual
meeting   of  stockholders  to  be  held  April  18,  2000,   are
incorporated by reference into Part III.

                        TABLE OF CONTENTS


                             PART I

Item                                                         Page

1.  Business                                                   1

2.  Properties                                                 6

3.  Legal Proceedings                                          6

4.  Submission of Matters to a Vote of Security Holders        7

                             PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                        7

6.  Selected Financial Data                                    7

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        7

7A. Quantitative and Qualitative Disclosures About Market
    Risk                                                       8

8.  Financial Statements and Supplementary Data                8

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                        8

                            PART III

10. Directors and Executive Officers of the Registrant         8

11. Executive Compensation                                     8

12. Security Ownership of Certain Beneficial Owners and
    Management                                                 8

13. Certain Relationships and Related Transactions             9

                             PART IV

14. Exhibits and Reports on Form 8-K                           9

                           SIGNATURES

    Signatures                                                12

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

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for elastomeric materials and related components, high frequency and flexible circuit materials, moldable composite materials, and the electroluminescent lamp joint venture with 3M. An increasingly large percentage of these materials are going into fast growth, high technology applications, such as cellular telephones and base stations, hand held computers and satellite television receivers.

      BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 45-46 of the annual report to shareholders for the year ended January 2, 2000, is incorporated herein by reference.

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

Polymer Materials are sold to fabricators, molders, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's Polymer Materials include: PORON(R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices,
                                1
computers and peripherals; PORON cushion insole materials for footwear and related products; PORON healthcare and medical materials for body cushioning, orthotic appliances, and artificial limbs; PORON silicone foams and sponges, used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks; PORON silicone solids for shielding extreme temperature or flame; R/bak(R) compressible printing plate backing and mounting products for cushioning flexographic printing on packaging materials; NITROPHYL(R) floats for fill level sensing in fuel tanks, motors, and storage tanks;
ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, facsimile machines, mail sorting machines and automated teller machines; MPCR(R) phenolic-based and RX(R) epoxy-based thermoset moldable composites for molding engine and transmission parts used in vehicles, and for molding commutator hubs, brush holders, and other high performance parts that insulate electrical activity in electric motors, appliances, and tools. In January 1999, the Company acquired portions of the moldable composite business of Cytec Fiberite, broadening the line of thermoset moldable phenolic and epoxy composites that it can offer customers for high performance applications. Acquired products include brake piston formulations for molding disk brake pistons, and epoxy molding materials for making opto-electronics components.

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

The polymer based dielectric layers of the Company's high frequency circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for the Company's high frequency printed circuit board materials include RO3000(TM), RO4000(R), DUROID(R), RT/duroid(R), ULTRALAM(R), and TMM(R) laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals. Each laminate addresses specific needs and applications within the communications market. High frequency circuits are used throughout the equipment and devices that comprise all wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex(R) materials. They are mainly used to make interconnections for hard disk drives, portable computers, and miniaturized electronic devices. The performance characteristics of R/flex materials differentiate these laminates from commonly available flexible circuit materials.

The adhesiveless flexible circuit materials that the Company sold to Hutchinson Technology Incorporated (HTI), for making TSA suspensions in magneto resistive hard disk drives, are called FLEX-I-MID(R) materials. FLEX-I-MID materials are manufactured by Mitsui Chemicals, Inc. of Japan,
                                2
under a technology license from Rogers Corporation. Effective January 3, 2000 the Company started a joint venture with Mitsui Chemicals, Inc. to eventually manufacture this flexible circuit board laminate in Chandler, Arizona. Beginning in 2000, this joint venture will make these sales to HTI rather than having the resale go through the Company and eventually it will provide HTI with a second source of supply thereby enabling the Company and Mitsui Chemicals to remain the sole source for these materials.

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

                             BACKLOG

Excluding joint venture activity, the backlog of firm orders for Polymer Materials was $16,476,000 at January 2, 2000 and $15,092,000 at January 3, 1999. The backlog of firm orders for Electronic Materials was $24,626,000 at January 2, 2000 and $21,931,000 at January 3, 1999. The amount of unfilled orders is reasonably stable throughout the year.

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

                            EMPLOYEES

The Company employed an average of 577 people in the Polymer
Materials operations and 620 people in the Electronic Materials operations during 1999.

                           SEASONALITY

In the Company's opinion, neither the Polymer Materials business nor the Electronics Materials business is seasonal.

                      CUSTOMERS & MARKETING

The Company's products were sold to approximately 2,500 customers worldwide in 1999. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within both of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

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

                     RESEARCH & DEVELOPMENT

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to both business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection. Although the Company vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market position. The Company also owns a number of registered and unregistered trademarks that it believes to be of importance.

During its fiscal year 1999, the Company spent $10,791,000 on research and development activities, compared with $10,352,000 in 1998, and $9,608,000 in 1997. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $7,491,000, $7,452,000, and $6,908,000 in 1999, 1998, and 1997, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.

                    ENVIRONMENTAL REGULATION

During fiscal year 1999, the Company spent $1,300,000 on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 2000 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $2,500,000 of which $1,800,000 has been accrued and $700,000 is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

Name, Age
and Present           Prior Business Experience in Past        Served in Present
Position              Five Years                               Position Since
-------------------------------------------------------------------------------
Walter E. Boomer, 61  General in the U.S. Marine Corps from
President and Chief   June 1986 to August 1994;  Senior Vice
Executive Officer     President and Chief Project Management
                      Officer of McDermott International, Inc.
                      to February 1995; President of Babcock &
                      Wilcox Power Generation Group and
                      Executive Vice  President of McDermott
                      International, Inc. to October 1996.       March 1997

Bruce G. Kosa, 60     Technical Director from August 1992 to
Vice President,       October 1994.                              October 1994
Technology

John A. Richie, 52    Director of Human Resources from July
Vice President,       1992 to October 1994.                      October 1994
Human Resources


Frank H. Roland, 64   President of Halstead Industries, Inc.
Vice President,       from June 1991 to January 1995;  Vice
Finance; Chief        President of RBX Corporation January
Finance Officer and   1995 to October 1996;  President of
Secretary             Rubatex Corporation April 1995 to
                      October 1996;  President and Chief
                      Executive Officer of RBX Corporation
                      October 1996 to July 1998.                September 1998


Robert D. Wachob, 52  Vice President, Sales and Marketing
Executive Vice        from October 1990 to May 1997; Senior
President             Vice President, Sales and Marketing
                      from May 1997 to January 2000.            January 2000

Donald F. O'Leary, 56 Assistant Controller from April 1982
Corporate Controller  to April 1995.                            April 1995
Executive Officer                                               April 1996

Robert M. Soffer, 52
Treasurer and Assistant
Secretary                                                       March 1987
Clerk                                                           February 1992

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

                             Floor Space
                             (Square Feet)   Type of Facility     Leased/Owned
Polymer Materials            -------------   ----------------     ------------
-----------------
Manchester, Connecticut         128,000      Manufacturing        Owned
                                 38,000      Warehouse            Owned
South Windham, Connecticut       88,000      Manufacturing        Owned
Woodstock, Connecticut          116,000      Manufacturing        Owned
Elk Grove Village, Illinois      93,000      Manufacturing        Leased
                                                                   through 9/07

Electronic Materials
Chandler, Arizona               112,000      Manufacturing        Owned
                                 11,000      Warehouse            Owned
Chandler, Arizona*              142,000      Manufacturing        Owned
Rogers, Connecticut             290,000      Manufacturing        Owned
Ghent, Belgium
 Rogers NV                      113,000      Manufacturing        Owned
 Rogers Induflex NV              96,000      Manufacturing        Owned
Tokyo, Japan                      2,000      Sales Office         Leased
                                                                   through 8/01
Wanchai, Hong Kong                1,000      Sales Office         Leased
                                                                   through 3/01
Taipei, Taiwan, R.O.C.            1,000      Sales Office         Leased
                                                                   through 7/02
Seoul, Korea                      1,000      Sales Office         Leased
                                                                   through 2/01

Corporate
Rogers, Connecticut             116,000      Corporate Headquarters/
                                               Research &
                                               Development        Owned

* The Company is leasing this facility to the current owner of the flexible interconnections business, which was sold by the Company in 1993.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.
                                6

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl
(PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998, and $400,000 in 1999 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998. In 1999, $400,000 was charged. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 48, under the caption "Restriction on Payment of Dividends" in Note G on page 39, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 26 of the 1999 annual report to shareholders.

At February 22, 2000, there were 1,035 shareholders of record.

Item 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 17 of the 1999 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 18 through 27 of the 1999 annual report to shareholders.

Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" on page 25 of the 1999 annual report to shareholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages
28 through 47 and under the caption "Quarterly Results of Operations (Unaudited)" on page 48 of the 1999 annual report to shareholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                          PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 2 of the Registrant's definitive proxy statement dated March 8, 2000, for its 2000 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" on page 5 and "Executive Compensation" on pages 6 through 13 of the Registrant's definitive proxy statement, dated March 8, 2000, for its 2000 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 3 and "Beneficial Ownership of More Than Five Percent of Rogers Stock" on page 4 of the Registrant's definitive proxy statement, dated March 8, 2000, for its 2000 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to certain relationships and related transactions included under the captions "Termination of Employment and Change of Control Arrangements" and "Certain Relationships and Related Transactions" on page 14 of the Registrant's definitive proxy statement, dated March 8, 2000, for its 2000 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

                            PART IV


Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) - The following consolidated financial statements of Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended January 2, 2000, are incorporated by reference in Item 8:

         Consolidated Balance Sheets--January 2, 2000 and January 3, 1999 Consolidated Statements of Income--Fiscal Years Ended
           January 2, 2000, January 3, 1999, and December 28, 1997 Consolidated Statement of Shareholders' Equity - Fiscal
           Years Ended January 2, 2000, January 3, 1999, and
           December 28, 1997
         Consolidated Statements of Cash Flows--Fiscal Years
           Ended January 2, 2000, January 3, 1999, and
           December 28, 1997
         Notes to Consolidated Financial Statements-January 2, 2000


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)Exhibits (numbered in accordance with Item 601 of Regulation S-K):

      3a Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as Exhibit 3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (the 1988 Form 10-K)*.

      3b Articles of Amendment to the Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on August 10, 1966, were filed as Exhibit 3b to the 1988 Form 10-K*.

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

      3k Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 8, 1998 were filed as Exhibit 3k to the 1998 Form 10-K*.

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

     10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996 and December 21, 1999). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment is filed herewith.

     10f Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

     10g Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the 1987 Form 10-K*.

     10h Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on October 17, 1996 and amended on December 18, 1997). The 1994 plan, as amended and restated on October 17, 1996, was filed as Exhibit 10h to the 1996 Form 10-K. The 1997 amendment was filed as
          Exhibit 10h to the 1997 Form 10-K*.

     10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K,
          respectively*. The December 21, 1999 restatement and amendment are filed herewith.

     10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996
          and as restated and amended on December 21, 1999). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment are filed herewith.

     10k Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** dated December 18,
          1997.*

     10l Rogers Corporation 1998 Stock Incentive Plan (1998, as amended September 9, 1999 and December 21, 1999).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments are filed herewith.

     13 Portions of the Rogers Corporation 1999 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

     21   Subsidiaries of the Registrant.

     23   Consent of Independent Auditors.

   27.1   Financial Data Schedule.


 * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Management Contract.


(b) No reports on Form 8-K were filed during the three months ended January 2, 2000.


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



Date:  March 29, 2000         By /s/Frank H. Roland
                              Frank H. Roland
                              Vice President, Finance; Chief
                              Financial Officer; and
                              Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/Walter E. Boomer          President (Principal Executive
    Walter E. Boomer            Officer)and Director

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

By /s/Gregory B. Howey          Director
    Gregory B. Howey

By /s/Leonard R. Jaskol         Director
    Leonard R. Jaskol

By /s/William E. Mitchell       Director
    William E. Mitchell

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                    Percentage
                                    of Voting            Jurisdiction
                                    Securities         of Incorporation
     Company                          Owned            or Organization
     -------                        ----------         ----------------
  Rogers L-K Corp.                      100%           Delaware

  Rogers Japan, Inc.                    100%           Delaware

  Rogers Southeast Asia, Inc.           100%           Delaware

  Rogers Taiwan, Inc.                   100%           Delaware

  Rogers Korea, Inc.                    100%           Delaware

  Rogers Specialty Materials            100%           Delaware
    Corporation

  TL Properties, Inc.                   100%           Arizona

  World Properties, Inc.                100%           Illinois

  Rogers Export Sales Corporation       100%           Barbados

  Rogers Induflex N.V.                  100%           Belgium

  Rogers N.V.                           100%           Belgium

  Rogers GmbH                           100%           Germany

  Rogers (UK) LTD.                      100%           England

  Rogers S.A.                           100%           France

* Rogers Inoac Corporation               50%           Japan

* Durel Corporation                      50%           Delaware

* Polyimide Laminate Systems LLC         50%           Delaware


* These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                          EXHIBIT 23

                CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Rogers Corporation of our report dated
January 31, 2000, included in the 1999 Annual Report to
Shareholders of Rogers Corporation.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219,
33-64314, 33-44087, 33-53353, 333-14419, and 333-42545, 333-50901
and Form S-3 No. 33-53369) pertaining to various stock option and employee savings plans, and stock grants, of Rogers Corporation of our report dated January 31, 2000, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.






                                               ERNST & YOUNG LLP


Providence, Rhode Island
March 23, 2000

                                 F-2

SELECTED FINANCIAL DATA

(Dollars in Thousands, Except per Share Amounts)
----------
                              1999       1998        1997      1996      1995
                            --------   --------    --------  --------  --------
SALES AND INCOME
----------
Net Sales                   $247,839   $216,574   $189,652   $141,476  $140,293
Income Before Income Taxes    25,877     19,126     22,005     17,657    15,390
Net Income                    18,631     13,771     16,500     13,949    13,081

PER SHARE DATA
----------
Basic                           2.48       1.81       2.21       1.92      1.84
Diluted                         2.38       1.74       2.10       1.83      1.69
Book Value                     15.88      14.47      12.51      10.43      8.42

FINANCIAL POSITION (YEAR-END)
----------
Current Assets                72,547     69,164     74,325     57,567    50,608
Current Liabilities           36,741     32,305     33,983     24,637    24,412
Ratio of Current Assets
  to Current Liabilities 2.0 to 1 2.1 to 1 2.2 to 1 2.3 to 1 2.1 to 1 Cash, Cash Equivalents,
  and Marketable Securuties    9,955      9,849     21,555     19,631    14,676
Working Capital               35,806     36,859     40,342     32,930    26,196
Property, Plant and
  Equipment - Net             84,652     79,969     57,359     41,772    41,631
Total Assets                 183,406    176,174    158,440    119,227   102,516
Long-Term Debt less Current
  Maturities                   9,740     13,687     13,660      3,600     4,200
Shareholders' Equity         116,417    110,231     94,378     77,212    60,098
Long-Term Debt as a
  Percentage of
  Shareholders' Equity            8%        12%        14%         5%        7%

OTHER DATA
----------
Depreciation and
  Amortization                10,375      8,439      6,614      5,781     5,738
Research and Development
  Expenses                    10,791     10,352      9,608      9,184     9,320
Capital Expenditures          13,621     28,965     17,739      6,326     8,853
Number of Employees
  (Average)                    1,197      1,122        993        854       928
Net Sales per Employee           207        193        191        166       151
Number of Shares Outstanding
  at Year-End              7,332,326  7,617,666  7,543,699  7,405,961 7,135,090

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED SALES AND OPERATIONS - 1999 TO 1998

Net sales were $247.8 million for 1999, 14% higher than those reported in 1998. Combined Sales, which include 50% of the sales of the Company's two unconsolidated joint ventures, totaled $285.0 million, up 16% over 1998. A majority of the Company's major product groups achieved record sales in 1999 mainly as the result of unit volume increases. Worldwide sales of high frequency circuit materials accounted for a significant portion of the sales gain. Wireless communications infrastructure, satellite television receivers, and wireless communication antennas are the current primary uses for these materials. The year-over-year revenue improvement is partly attributable to higher sales of urethane and silicone foam materials, particularly for wireless communication and computer applications. The acquisition of most of the engineered molding compounds business of Cytec Fiberite in January 1999, and the purchase of the Imation lithographic printing dampening sleeve business in September 1998 also boosted 1999 sales.

Effective January 1999, the Company acquired most of the engineered molding compounds business of Cytec Fiberite. This acquisition has added capabilities that have enhanced the Company's molding materials business. The transfer of Cytec Fiberite's manufacturing equipment is on schedule and will be completed during 2000.

Income before income taxes rose 35% to a record $25.9 million in 1999 while after-tax profits also increased 35% to $18.6 million, also a record. Diluted earnings per share for the year were $2.38, up from $1.74 in 1998. Basic earnings per share were $2.48 in 1999 and $1.81 in 1998. The improvement in earnings was primarily the result of improved margins, higher sales, and increased joint venture income offset somewhat by the added spending to strengthen sales and marketing capabilities and further develop information systems. Also 1998 numbers include the results of disappointing second and third quarters that were adversely impacted by depressed conditions in Southeast Asia and in the computer disk drive industry.

Durel Corporation, the Company's 50% owned joint venture with 3M in electroluminescent lamps, achieved 50% growth in sales which included late-year contracts from two of the largest manufacturers of cellular telephones. This growth was driven by a more than 130% increase in sales of Durel's products for wireless telephones and other hand held electronic devices. To meet this growing demand, a doubling of lamp manufacturing capacity is nearing completion. This will be followed by another significant increase in capacity in late 2000. The aforementioned sales gains helped Durel achieve record earnings despite a very significant increase in legal costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology. After many delays this patent infringement lawsuit finally came to trial on January 24,2000 and on February 14,2000 in a jury decision in the United States District Court for the District of Arizona, $49 million in damages were awarded to Durel Corporation. These damages were assessed against Osram Sylvania, Inc., a subsidiary of Siemens AG of Munich, Germany for infringement of three exclusively licensed patents relating to technology for electroluminescent lamps. Osram Sylvania, Inc. may appeal this award.

Rogers Inoac Corporation (RIC), the Company's 50% owned joint venture with Inoac Corporation of Japan, continues to improve. RIC was negatively impacted in 1998 by the loss of disk drive business and the poor economic conditions in Japan and Southeast Asia. In 1999, RIC successfully moved PORON materials into industrial applications and, with the Company, strengthened relationships with a leading footwear manufacturer.

The Company's manufacturing profit was 29% in 1999 and 27% in 1998. The increase from 1998 to 1999 begins to reflect the attention paid to improving manufacturing yields over the past several years. New equipment installed as part of a capital expansion campaign during the past couple of years has produced immediate process improvements with enhanced product flow and efficiency. Manufacturing profit percentages were held down by the lower margins on the sales of FLEX-I-MID materials to Hutchinson Technology Inc.(HTI). Such materials were produced for the Company by Mitsui Chemicals, Inc. in Japan and carry a lower margin than material that the Company manufactures.
Effective January 3,2000 the Company started a joint venture with Mitsui Chemicals, Inc. to eventually manufacture this specialty flexible circuit board laminate in Chandler, Arizona. This joint venture will provide HTI with a second source of supply thereby enabling the Company and Mitsui Chemicals to remain the sole source for these materials. Beginning in 2000, this joint venture will make these sales to HTI rather than having the resale go through the Company. The Company expects to report a drop in net sales for the first quarter of 2000, compared with the first quarter of 1999, when the Company's sales to HTI were approximately $10 million. However, since the Company expects to earn the same commissions on the laminates sold to HTI, comparable levels of profitability will be achieved by the Company despite the fact that the sales themselves will be made through the joint venture. Full year sales to HTI were $30.7 million in 1999 and $27.6 million in 1998.

Selling and Administrative expenses increased in total dollars and increased as a percentage of sales from 13% in 1998 to 15% in 1999. This increase in spending levels reflects the strengthening of sales and marketing capabilities at both the Corporate and Divisional levels and the continued development of information systems. It also includes higher payroll costs related to bonus accruals and terminations.

Research and development expense totaled $10.8 million in 1999 compared with $10.4 million in 1998. Greater R&D emphasis continues to be given to the development of new product platforms resulting in the creation of product families. An example of a product platform development is the Company's program to make Copper-LCP (Liquid Crystal Polymer) film laminates to be used in flexible circuits where superior electrical and physical properties are necessary. Good progress continued with this program which will remain in development during 2000.

Major development activities in circuit materials included improvements to the RO3000 and RO4000 high frequency circuit board materials which are designed for use in high volume, low cost, commercial wireless communication applications. RO4350B was developed for applications where an improved UL Thermal Index is required. In constructions of 0.020 inches or greater, RO4350B has a thermal index of 125 (degrees) Celsius or higher. Application of the Company's R&D capability in fillers allowed improved processing of fluoropolymer based laminates for the RO3000 line of products. Flexible circuit materials development efforts improved the processing of a new epoxy based adhesive system, R/flex Crystal. Manufacturing improvements designed to significantly improve the dimensional stability of all R/flex laminates continued. PORON materials development activities included commercialization of several new formulations for industrial and footwear applications.
A thin soft PORON foam on PET (polyester) film was introduced for cell phone and other electronic applications where good sealing characteristics and shock protection are required. The first in a series of copper-polyester film laminates were introduced and found significant use as cell phone antennas.
To better support the adoption of phenolic molding materials in automotive applications, more sophisticated FEA
(finite element analysis) computer system support was acquired.

                                       19

Corporate R&D emphasis on core capability improvement continued.
Greater resources were applied to adhesion and better understanding of material dielectric properties during 1999. The Company expects these technical resources to benefit the development of new products for its circuit material and high performance foam product lines.

Net interest income decreased almost $600,000 from 1998 to 1999. This decrease is primarily due to lower cash balances during the year, lower amounts of interest expense capitalized as part of long-term capital spending projects, and the prepayment penalty incurred in 1999 as a result of the payoff of debt which carried a 10.6% interest rate.

Other income less other charges reflected a net income amount of $1.6 million in 1999 and a net expense amount of $1.0 million in 1998. This $2.6 million positive impact on earnings was caused primarily by a $1.6 million increase in joint venture income, and a $600,000 decrease in environmental expenses in 1999.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl
(PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998, and $400,000 in 1999 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998. In 1999, $400,000 was charged. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

CONSOLIDATED SALES AND OPERATIONS - 1998 TO 1997

Net sales of $216.6 million in 1998 were 14% higher than the previous year. Combined Sales, which include one-half of the sales of the Company's two unconsolidated joint ventures totaled $245.3 million, up 11% from 1997. Several of the Company's major product groups achieved record sales in 1998 mainly as the result of unit volume increases. A majority of the year-to-year volume increase came from sales of a customized FLEX-I-MID material to Hutchinson Technology Inc. and from sales by Induflex, the European flexible laminates business the Company acquired at the end of September 1997. The 1998 sales increase was achieved despite a severely overbuilt market in hard disk drives that peaked in 1997 causing customers to draw down inventories through most of 1998. This resulted in a major customer losing nearly one-third of its business in 1998, an event that affected the Company's sales and profitability during the second and third quarters.

The Company's strategy continued to emphasize growth by developing current markets, particularly through the introduction of new products, and by means of acquisitions. In 1998 the Company committed to a market-driven process for product development called Concurrent Product Development. CPD adds discipline to the process of bringing new products to market, forcing hard decisions relative to the commitment of people and resources. It helps the Company more effectively bring to market new products that have the properties customers need, and that the Company can manufacture.

Effective September 30, 1998, the Company acquired a line of printing pressroom products from Imation Corp., formerly a business of 3M Corporation. This dampening sleeve business is integral to the water transfer and inking of many types of offset presses in use throughout the world. This acquisition complemented the Company's existing line of R/bak compressible plate mounting materials for flexography and resulted in better utilization of the Rogers, Connecticut facility.

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

Durel Corporation, the Company's 50% owned joint venture with 3M in electroluminescent lamps, was in the midst of a challenging transition to convert its processes to manufacture smaller, more complex pieces at higher volumes for the wireless communications market. In addition, Durel had significant business in Asia, and suffered from the decline in the Asian economy, the strong U.S. dollar, and increasing competition which caused customers to demand steep price reductions. Also, profits continued to be negatively impacted by costs related to the patent infringement suit brought by Durel in 1995 against Osram Sylvania.

Rogers Inoac Corporation (RIC), the Company's 50% owned joint venture with Inoac Corporation of Japan, was negatively impacted by the loss of disk drive business and the poor economic conditions in Japan and Southeast Asia. While sales in local currency in 1998 decreased 10%, currency rate changes caused sales measured in U.S. dollars to decrease 20%. On the positive side, RIC positioned itself to broaden its product offerings in Asia. This included ongoing participation with Rogers

Corporation in a major marketing success of 1998, the incorporation of significant volumes of PORON materials into the products of one of the world's largest sports shoe companies.

The Company's manufacturing profit was 27% in 1998 and 30% in 1997. This decrease was primarily due to the lower profit margins earned on resale of the specialty FLEX-I-MID material to Hutchinson Technology Inc., the world leader in suspension assemblies for hard disk drives. This material is manufactured by Mitsui Chemicals, Inc. under a technology license from the Company. The doubling of sales of this material to HTI during the year resulted in a 3 percentage point decrease in consolidated manufacturing profit.

Selling and administrative expense increased in total dollars but decreased as a percentage of net sales to 13% in 1998 from 14% in 1997. The increase in dollars primarily reflected steps taken to strengthen the internal organization and to improve information systems.

Research and development expense totaled $10.4 million in 1998 compared with $9.6 million in 1997. Greater R&D emphasis continued to be given to the development of product platforms resulting in the creation of product families, combined with increased resources applied to improving process capability to achieve lower cost and better controlled manufacturing operations.

Major development activities in circuit materials included process and product improvements to the RO3000 and RO4000 high frequency circuit board materials which are designed for use in high volume, low cost commercial wireless communication applications. These activities included the development of a bondply addition to the RO4000 family that will allow multi-layer circuit boards to be made using RO4000 laminates. Flexible circuit materials development efforts focused on the introduction of a new epoxy based adhesive system, R/flex Crystal, and on manufacturing improvements designed to significantly improve the dimensional stability of all R/flex laminates. PORON materials development activities included commercialization of several new formulations for industrial and footwear applications; in addition, new thinner adhesive-backed R/bak tapes were being developed for the flexographic printing market. Molding materials development continued to emphasize tougher, more dimensionally stable materials for small electric motor commutators.

Net interest income decreased $100,000 from 1997 to 1998. This decrease was primarily due to the lower interest income earned as a result of the significant decrease in cash and marketable securities.

Other income less other charges reflected a net income amount of $1.1 million in 1997 and a net expense amount of $1.0 million in 1998. This $2.1 million negative impact on earnings was caused primarily by a $600,000 decrease in royalties and income from joint ventures, a $700,000 change in gains/(losses) from disposal of assets, and $400,000 of additional environmental costs in 1998.

SEGMENT SALES AND OPERATIONS

Sales in the Polymer Materials business segment increased 27%, 4%, and 24% in 1999, 1998, and 1997 respectively. The increase from 1998 to 1999 is primarily attributable to the acquisition of most of the engineered molding compounds business of Cytec
Fiberite in January 1999 and of the dampening sleeve business from Imation Corp. in September 1998. It also reflects significantly higher sales of urethane and silicone foam materials in 1999, particularly for wireless communications and computer applications. The increase from 1997 to 1998 was led by a record sales performance in the Elastomer Components Division.
A new application for NITROPHYL floats for fuel level sensing in propane tanks contributed to this sales growth. The moldable composites business was bolstered by increasing sales to Europe and by the addition of a major new U.S. customer for electric commutator materials. The major expansion completed in 1997 is effectively supporting the growth of moldable composites in Europe and in the United States.

The Polymer Materials business segment generated operating income of $15.0 million in 1999, $10.7 million in 1998, and $8.9 million in 1997. Improvement in manufacturing yields and the higher sales of urethane and silicone foam materials coupled with the benefits from acquisitions resulted in the significant improvement from 1998 to 1999. Since the beginning of 1997 the Company has made three domestic acquisitions all of which are in the Polymer Materials segment. The purchase of the Imation dampening sleeve business and the Cytec Fiberite engineered molding compounds business have resulted in significant meaningful contributions to the Company's performance in 1999. The integration and improvement of the Bisco silicone foam business acquired at the beginning of 1997 has also reached this stage although it took longer than originally anticipated. Benefits related to the acquisition of the dampening sleeves business in September 1998, and significantly lower bonus expenses for the year 1998 were the primary contributors to the improved 1998 income levels.

Revenues from the Electronic Materials business segment increased 3% in 1999, 26% in 1998, and 47% in 1997. Worldwide sales of high frequency circuit materials set a record in 1999. Sales to the consumer electronics market were particularly strong. This was significantly offset by the disappointing sales levels of R/flex materials that the Company manufactures, reflecting the softness in demand being experienced by its major customer for such flexible materials. Sales of FLEX-I-MID adhesiveless laminate materials to HTI dropped sharply in the fourth quarter 1999 as this customer continued to work off its inventories resulting in a smaller year over year increase. The addition of a full year of Induflex sales in 1998 accounted for 36% of the 1998 increase. Continuing growth of sales of FLEX-I-MID material to HTI in 1998 more than offset the decline in sales of flexible circuit materials manufactured in Chandler, Arizona. Production and sale of high frequency circuit materials continued an upward trend in 1998. This was made possible by the completion and startup of the new manufacturing facility in Arizona. This facility not only increased the Company's capacity to make high frequency laminates, but also enabled the Company to manufacture rather than purchase a critical material used in this product line. Also in 1998, Rogers N.V., a European manufacturing facility, strengthened its position in bus bars, used as power distribution components for trains and mass transit systems, as well as in cellular base stations. Already the market leader in Germany and Scandinavia, the Company made significant inroads toward gaining market share in England and France.

Electronic Materials operating income was $9.4 million in 1999, $9.0 million in 1998, and $11.5 million in 1997. The small increase in 1999 reflects higher sales and improved margins of high frequency circuit materials significantly offset by the continued decline in sales of flexible circuit materials manufactured in Chandler, Arizona. The decline in sales of flexible circuit materials manufactured in Chandler, Arizona, is also the primary reason for the drop in operating income in 1998.

Sales made through Rogers N.V. stated in local currencies increased 12% in 1999, 20% in 1998, and 42% in 1997. When translated into U.S. dollars these changes became gains of 7%, 18%, and 30% in 1999, 1998, and 1997, respectively. Over the past several years, the Company has intensified its sales and marketing activities in Europe. This effort is now paying off handsomely with sales of almost all product lines in Europe increasing in 1998 and 1999.

BACKLOG

The Company's backlog of firm orders was $44.5 million at January
2, 2000, and $38.5 million at January 3, 1999. The increase is due primarily to the higher level of sales.

SOURCES OF LIQUIDITY AND CAPITAL

Net cash provided by operating activities amounted to $32.5 million in 1999, $17.9 million in 1998, and $19.2 million in 1997. Primary factors contributing to the year-to-year increase from 1998 to 1999 include increased earnings, a reduction in accounts receivable and a higher level of accounts payable and accrued expenses. The major reason for the decrease in 1998 is the lower level of income in that year.

Capital expenditures totaled $13.6 million in 1999, $29.0 million in 1998, and $17.7 million in 1997. In terms of capacity in 1998, the Company built new production facilities and expanded production lines in the United States and Europe. In addition to the multi-million dollar expansion at the Microwave Materials Division in Chandler, Arizona, a new production line was built at the Poron Materials Unit in Woodstock, Connecticut. Also, in Ghent, Belgium, installation of the microwave laminates product line was virtually completed. In 1999 capital expenditures have been reduced to more traditional levels.

Cash generated from the Company's operating activities exceeded capital spending in both 1997 and 1999. In 1998 capital expenditures exceeded cash generated from operating activities by $13.0 million and more than accounted for the $11.7 million reduction in cash and marketable securities during 1998. For 2000, it is anticipated that capital spending will approximate $25.0 million and that this will be financed by internally generated funds.

Under the Company's unsecured multi-currency revolving credit agreement with Fleet National Bank, the Company can borrow up to $20.0 million, or the equivalent in Belgian francs and/or
Japanese yen and eventually the Euro. Amounts borrowed under this agreement are to be paid in full by September 19, 2003.
Under the arrangement, the ongoing facility fee varies from 17.5 to 30 basis points of the maximum amount that can be borrowed.
The rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, or at rates from 45 to 65 basis points over either London Interbank Offered Rate (LIBOR) quoted in U.S.
dollars or Japanese yen, or Belgian Interbank Offered Rate
(BIBOR) quoted in Belgian francs. The spreads over LIBOR and BIBOR and the level of facility fees is based on a measure of the Company's financial strength. The borrowing at year-end was denominated in Belgian francs and the interest rate on the loan at that time was 3.47%. The carrying value of this debt approximates fair value as of January 2, 2000. In 1988 the Company borrowed $6,000,000 at 10.6% and principal payments of $600,000 per year were made through October 1999. On December 21, 1999, the Company prepaid the $2,400,000 remainder of the loan in full.

Included in the provisions of the Company's long-term loan agreement are restrictions on the Company and its subsidiaries with respect to additional borrowings, loans to others except for subsidiaries, payment of dividends, transactions in capital stock, asset acquisitions and dispositions, and lease commitments. This agreement also imposes financial covenants requiring the Company to maintain a certain level of fixed charge coverage and net worth, and specified leverage ratios.

At January 2, 2000, the Company had indirectly guaranteed 50% of a loan entered into by one of the unconsolidated joint ventures. The Company's proportionate share of the outstanding principal under this guarantee was $4,636,000 at January 2, 2000 and $5,000,000 at January 3, 1999.
The Company believes that the unconsolidated joint venture will be able to meet its obligations under this financing arrangement and accordingly no payments will be required and no losses will be incurred under this guarantee.

Management believes that in the near term, internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company continually reviews and assesses its lending relationships.

MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use derivative instruments for trading purposes. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process primarily uses analytical techniques and sensitivity analysis.

The Company has obligations where the interest rate, although not fixed, is relatively low compared to the prime interest rate. An increase in interest rates would not significantly increase interest expense due to the current makeup of the Company's debt obligations. Because of the size and structure of these obligations, a 100 basis point increase in the prime interest rate would not result in a material change in the Company's interest expense or in the fair value of the debt obligations. The fair value of the Company's investment portfolio or the related interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the size and short-term nature of the Company's investment portfolio and the relative insignificance of interest income to consolidated pretax income, respectively.

The Company's largest foreign currency exposure is against the Belgian franc, primarily because of its investments in its ongoing operations in Belgium. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The Company also has a borrowing arrangement under which the Company has borrowed 390 million Belgian francs which is to be paid in full by September 19, 2003. This arrangement functions as a natural hedge against its other Belgian franc exposure. Additionally, the Company can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible.

Relative to foreign currency exposures existing at January 2, 2000, a 10% unfavorable movement in the Belgian franc exchange rate would not significantly affect consolidated operating results, financial position or cash flows. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales prices as competitors' products become more or less attractive. The Company's sensitivity analysis does not factor in a potential change in sales levels or local currency selling prices.

YEAR 2000

The year 2000 issue is the result of computer programs using two digits, rather than four, to define the applicable year. It was feared that computer programs with date-sensitive software, or equipment with embedded, date-sensitive technology, might misinterpret a two digit code, resulting in system or equipment failures and disruptions of operations.

The Company completed its review of systems and operations prior to the end of 1999 and, through March 1, 2000, has not experienced any significant problems related to the year 2000 issue. The Company's compliance efforts were funded with cash flows from operations, were expensed as incurred, and did not have a material adverse effect on the Company.

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

The wireless communication market is characterized by frequent new product introductions, evolving industry standards, rapid changes in product and process technologies, price competition and many new potential applications. The RO4000 laminates and other circuit materials that the Company manufactures and sells to this market are relatively new. To be successful in this area, the Company must be able to consistently manufacture and supply high frequency circuit materials that meet the demanding expectations of customers for quality, performance and reliability at competitive prices. The timely introduction by the Company of such new products could be affected by engineering or other development program slippages and problems in effectively and efficiently ramping up production to meet customer needs.

The hard disk drive market for personal computers is characterized by volatility in demand, rapid technological change, significant pricing pressures and short lead times.
Since the Company manufactures and sells its own circuit materials to meet the needs of this market, the Company's results may be affected by these factors. The Company's recently formed 50/50 joint venture with Mitsui Chemicals, Inc. is called Polyimide Laminate Systems. This joint venture now sells FLEX-I-MID circuit materials in the U.S. and Europe through an arrangement with Mitsui Chemicals which produces this material in Japan under a technology license from the Company. In this case, neither the Company nor Polyimide Laminate Systems have direct control over the manufacturing process, delivery dates or the impact of foreign exchange rates on the sale of FLEX-I-MID circuit materials.

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

The level of anticipated 2000 capital expenditures could differ significantly from the forecasted amount due to a number of factors, including but not limited to changes in design, differences between the anticipated and actual delivery dates for new machinery and equipment, problems with the installation and start-up of such machinery and equipment, delays in the construction or modifications of buildings and delays caused by the need to address other business priorities.

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

The Company's international sales involve a number of inherent risks, including imposition of governmental controls, currency exchange fluctuations, potential insolvency of international customers, reduced protection for intellectual property rights in some areas, the impact of recessions in foreign countries, political instability and generally longer receivables collection periods, as well as tariffs and other trade barriers. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales, and consequently, on the Company's business, operating results and financial condition.
                                       27

CONSOLIDATED BALANCE SHEETS
----------
                                              January 2,    January 3,
(Dollars in Thousands)                           2000          1999
                                              ----------    ----------

ASSETS
----------
Current Assets:

Cash and Cash Equivalents                     $   9,955     $   9,593

Marketable Securities                               --            256

Accounts Receivable, Net                         33,884        32,590

Inventories:

  Raw Materials                                  10,566        10,392

  In-Process and Finished                        13,688        12,637

  Less LIFO Reserve                                (935)         (272)
                                              ---------     ---------

       Total Inventories                         23,319        22,757

Current Deferred Income Taxes                     4,728         3,481

Other Current Assets                                661           487
                                              ---------     ---------

       Total Current Assets                      72,547        69,164
                                              ---------     ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of $75,069
  and $69,051                                    84,652        79,969

Investment in Unconsolidated Joint Venture        5,294         5,467

Pension Asset                                     4,223         4,606

Goodwill and Other Intangible Assets             14,510        14,935

Other Assets                                      2,180         2,033
                                              ---------     ---------

       Total Assets                           $ 183,406     $ 176,174
                                              =========     =========

                                    28

                                              January 2,    January 3,
(Dollars in Thousands)                           2000          1999
                                              ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------
Current Liabilities:

Accounts Payable                              $  14,855     $  17,766

Current Maturities of Long-Term Debt                --            600

Accrued Employee Benefits and Compensation       10,782         6,577

Accrued Income Taxes Payable                      4,341         1,059

Taxes, Other than Federal and Foreign Income        518         1,038

Other Accrued Liabilities                         6,245         5,265
                                              ---------     ---------
      Total Current Liabilities                  36,741        32,305
                                              ---------     ---------
Long-Term Debt, less Current Maturities           9,740        13,687

Noncurrent Deferred Income Taxes                  6,362         5,938

Noncurrent Pension Liability                      4,215         3,703

Noncurrent Retiree Health Care and Life
  Insurance Benefits                              5,966         6,268

Other Long-Term Liabilities                       3,965         4,042

Shareholders' Equity:
  Capital Stock, $1 Par Value (Notes A & I):
    Authorized Shares 50,000,000; Issued
    Shares 7,715,226 and 7,630,466                7,715         7,630

  Additional Paid-In Capital                     34,716        33,323

  Treasury Stock (382,900 and 12,800 shares)
  (Note A)                                      (13,436)         (423)
Accumulated Other Comprehensive Income,
  Net of Tax (Note I)                               438         1,348

  Retained Earnings                              86,984        68,353
                                              ---------     ---------
    Total Shareholders' Equity                  116,417       110,231
                                              ---------     ---------
    Total Liabilities and Shareholders'
      Equity                                  $ 183,406     $ 176,174
                                              =========     =========

----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
----------

(Dollars in Thousands, Except Per Share Amounts)

                                           1999          1998        1997
                                        (52 weeks)    (53 weeks) (52 weeks)
                                        ----------    ---------   ---------
Net Sales                                $ 247,839    $ 216,574   $ 189,652

  Cost of Sales                            175,964      158,509     133,653
  Selling and Administrative Expenses       36,735       28,073      26,061
  Research and Development Expenses         10,791       10,352       9,608
                                         ---------    ---------   ---------
Total Costs and Expenses                   223,490      196,934     169,322
                                         ---------    ---------   ---------
Operating Income                            24,349       19,640      20,330

  Other Income less Other Charges            1,626         (981)      1,108
  Interest Income (Expense), Net               (98)         467         567
                                         ---------    ---------   ---------
Income Before Income Taxes                  25,877       19,126      22,005

  Income Taxes                               7,246        5,355       5,505
                                         ---------    ---------   ---------
Net Income                               $  18,631    $  13,771   $  16,500
                                         =========    =========   =========
Net Income Per Share (Notes A & I):
  Basic                                  $    2.48    $    1.81   $    2.21
                                         =========    =========   =========

  Diluted                                $    2.38    $    1.74   $    2.10
                                         =========    =========   =========

Shares Used in Computing (Notes A & I):
  Basic                                  7,527,517    7,601,235   7,474,992
                                         =========    =========   =========

  Diluted                                7,821,422    7,899,913   7,863,084
                                         =========    =========   =========

----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------

                  Capital                          Accumulated         Total
                  Stock      Additional            Compre-             Share-
                  (Number    Paid-In    Retained   hensive   Treasury  holders'
                  of Shares) Capital    Earnings   Income    Stock     Equity
                  -------------------------------------------------------------
Balance at
 December 29,
  1996            7,405,961  $ 29,691   $ 38,082   $  2,033  $     --  $ 77,212
                  --------------------------------------------------------------
Comprehensive
 Income:
  Net Income for
   1997                                   16,500                         16,500
  Other
   Comprehensive
   Income(Loss)                                                   (878)    (878)
                                                                       --------
  Total
   Comprehensive
   Income                                                                15,622

Stock Options
 Exercised          138,076     1,298                                     1,436
Stock Issued
 to Directors         2,506        92                                        95
Shares Reacquired
 and Cancelled       (2,844)     (103)                                     (106)
Tax Benefit on
 Stock Options
 Exercised                        119                                       119
                  -------------------------------------------------------------
Balance at
 December 28,
 1997             7,543,699  $ 31,097   $ 54,582   $  1,155  $     --  $ 94,378
                  -------------------------------------------------------------
Comprehensive
 Income:
  Net Income
   for 1998                               13,771                         13,771
  Other
   Comprehensive
   Income                                               193                 193
                                                                       --------
  Total
   Comprehensive
   Income                                                                13,964

Stock Options
 Exercised           90,167       884                                       974
Stock Issued
 to Directors        10,966       352                                       363
Shares Reacquired
 and Cancelled      (14,366)     (589)                                     (604)
Tax Benefit on
 Stock Options
 Exercised                      1,579                                     1,579
Treasury Stock
 Acquisitions
 (12,800 Shares)                                                (423)      (423)

                  -------------------------------------------------------------
Balance at
 January 3, 1999  7,630,466  $ 33,323   $ 68,353   $  1,348  $  (423)  $110,231
                  -------------------------------------------------------------
Comprehensive
 Income:
  Net Income
   for 1999                               18,631                         18,631
  Other
   Comprehensive
   Income(Loss)                                        (910)               (910)
                                                                       --------
  Total
   Comprehensive
   Income                                                                17,721

Stock Options
 Exercised           85,889       867                                       953
Stock Issued
 to Directors         7,734       291                                       299
Shares Reacquired
 and Cancelled       (8,863)     (215)                                     (224)
Tax Benefit on
 Stock Options
 Exercised                        450                                       450
Treasury Stock
 Acquisitions
 (382,900 Shares)                                             (13,013)  (13,013)

                  --------------------------------------------------------------
Balance at
 January 2, 2000  7,715,226  $ 34,716   $ 86,984   $    438  $(13,436) $116,417
                  ==============================================================

The dollar amount of the capital stock ($1 par value) is equal to the indicated number of shares.
----------
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:                                    1999        1998        1997
                                             (52 weeks)  (53 weeks)  (52 weeks)
----------                                   ----------  ----------  ----------
Net Income                                    $ 18,631    $ 13,771    $ 16,500
Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
    Depreciation and Amortization               10,375       8,439       6,614
    (Benefit) Expense for Deferred Income
      Taxes                                       (577)      2,009       2,543
    Equity in Undistributed Income of
      Unconsolidated Joint Ventures, Net        (1,897)       (414)       (635)
    Loss on Disposition of Assets                  304         249          52
    Noncurrent Pension and Postretirement
      Benefits                                     441         (58)      1,610
    Other, Net                                     247        (161)       (688)
    Changes in Operating Assets and
      Liabilities Excluding Effects of
      Acquisition and Disposition of Assets:
        Accounts Receivable                        264      (3,984)     (6,683)
        Inventories                             (1,261)       (912)     (6,515)
        Prepaid Expenses                          (233)        124        (161)
        Accounts Payable and Accrued Expenses    6,203      (1,196)      6,533
                                              --------    --------    --------
            Net Cash Provided by Operating
              Activities                        32,497      17,867      19,170

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
----------
Capital Expenditures                           (13,621)    (28,965)    (17,739)
Acquisition of Businesses                       (4,302)     (1,500)    (11,589)
Proceeds from Sale of Property, Plant and
  Equipment                                        118         100          59
Proceeds from Sale of Marketable Securities        256       2,508          --
Purchase of Marketable Securities                   --          --      (1,808)
Investment in Unconsolidated Joint Ventures
  and Affiliates                                   737         333         386
                                              --------    --------    --------
            Net Cash Used in Investing
              Activities                       (16,812)    (27,524)    (30,691)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
----------
(Repayments) Proceeds from Short- and Long-
  Term Borrowings                                  (16)        736      12,259
Repayments of Debt Principal                    (3,369)       (603)     (2,100)
Acquisition of Treasury Stock                  (13,013)       (423)         --
Proceeds from Sale of Capital Stock - Net          729         370       1,330
                                              --------    --------    --------
            Net Cash Provided by (Used in)
              Financing Activities             (15,669)         80      11,489

Effect of Exchange Rate Changes on Cash            346         379         148
                                              --------    --------    --------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                      362      (9,198)        116
Cash and Cash Equivalents at Beginning of
  Year                                           9,593      18,791      18,675
                                              --------    --------    --------
Cash and Cash Equivalents at End of Year      $  9,955    $  9,593    $ 18,791
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

In 1999 Rogers had two business segments which were about equal in size based on sales and assets. Polymer Materials included high performance elastomer materials and components, and moldable composite materials. Polymer Materials were sold principally to manufacturers in the communications, computer, imaging, transportation, and consumer markets. Electronic Materials included circuit board laminates for high frequency printed circuits, flexible circuit board laminates for interconnections, industrial laminates for shielding of electromagnetic interference, and bus bars for power distribution. Electronic Materials were sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, communications, transportation, and consumer markets.

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

INVENTORIES:
----------
Inventories are valued at the lower of cost or market. Certain inventories, amounting to $8,395,000 at January 2, 2000, and $7,965,000 at January 3, 1999,
or 36% and 35% of total Company inventories in the respective periods, are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. The cost of the remaining portion of the inventories was determined principally on the basis of standard costs, which approximate actual first-in, first-out (FIFO) costs.

PROPERTY, PLANT AND EQUIPMENT:
----------
Property, plant and equipment is stated on the basis of cost, including capitalized interest. For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

                                  Years
                               --------
  Buildings                    30 -- 45
  Building improvements        10 -- 25
  Machinery and equipment       5 -- 15
  Office equipment              3 -- 10

INTANGIBLE ASSETS:
----------
Goodwill, representing the excess of the cost over the net tangible and identifiable assets of acquired businesses, is stated at cost. Goodwill is being amortized on a straight-line method over periods ranging from 10-40 years. Amortization charges to operations amounted to $625,000 in 1999 and $453,000 in 1998. When events and circumstances so indicate, all long-term assets are assessed for recoverability based upon cash flow forecasts. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at January 2, 2000.

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

NET INCOME PER SHARE:
----------
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share
Amounts)                                       1999        1998        1997

Numerator:
  Net income                              $  18,631   $  13,771   $  16,500

Denominator:
  Denominator for basic earnings per
  share - Weighted-average shares         7,527,517   7,601,235   7,474,992

  Effect of stock options                   293,905     298,678     388,092
                                          ---------   ---------   ---------
  Denominator for diluted earnings per
     Share - adjusted weighted-average
     shares and assumed conversions       7,821,422   7,899,913   7,863,084
                                          =========   =========   =========

Basic earnings per share                  $    2.48   $    1.81   $    2.21
                                          =========   =========   =========
Diluted earnings per share                $    2.38   $    1.74   $    2.10
                                          =========   =========   =========

USE OF ESTIMATES:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TREASURY STOCK:
----------
From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's capital stock. The most recent authorization was approved on August 19, 1999 and provided for the repurchase of up to an aggregate of $13.0 million in market value of such stock. On June 17, 1998, the Board of Directors adopted a policy that stated that all such subsequently repurchased stock be maintained as authorized and issued, but not outstanding shares (i.e., Treasury Shares) until transferred pursuant to authority previously or subsequently granted by the Board of Directors. Currently, Treasury Stock totals 382,900 shares and is shown at cost on the balance sheet as a reduction of Shareholders' Equity.

RECLASSIFICATIONS:
----------
Certain reclassifications were made for 1997 and 1998 to report results consistent with 1999 reporting practice.


NOTE B-ACQUISITIONS AND DIVESTITURES
----------

CYTEC ACQUISITION:
-----------------
Effective January 19, 1999, the Company acquired certain assets of the engineered molding compounds business of Cytec Industries, Inc. for approximately $4.3 million. These assets included machinery and equipment; intellectual property rights; accounts receivable and customer lists. This acquisition was accounted for as a purchase and, accordingly, results are included in the Company's consolidated financial statements since the date of acquisition.

IMATION SLEEVES BUSINESS ACQUISITION:
----------
Effective September 30, 1998, the Company acquired a line of printing pressroom products from Imation Corp., formerly a business of 3M Corporation, for $2.25 million. The acquisition included a line of dampening and ductor sleeves used in lithographic printing, along with related manufacturing assets and intellectual property rights. This acquisition was accounted for as a purchase and, accordingly, results are included in the Company's consolidated financial statements since the date of acquisition.

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

The majority of the purchase price was funded through a Multi-Currency Revolving Credit Agreement with Fleet National Bank, although at the time the Company could have drawn down its cash position to make the purchase. The Company borrowed 390.2 million Belgian francs ($10.8 million) in September 1997, which is payable in full on or before September 19, 2003.

PRO FORMA RESULTS (UNAUDITED):
----------
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Rogers Induflex N.V., of the dampening sleeve business from Imation Corp. and of the engineered molding compounds business from Cytec Industries, Inc. had occurred as of the beginning of the fiscal year prior to acquisition:


                                                  Pro Forma Years
(Dollars in Thousands, Except Per Share             (Unaudited)
Amounts)                                  --------------------------------
                                               1999       1998       1997
                                               ----       ----       ----
Net sales                                 $ 247,839   $238,310   $205,608
Net income                                   18,631     17,843     15,802

Net income per share:
  Basic                                   $    2.48   $   2.08   $   2.39
  Diluted                                 $    2.38   $   2.00   $   2.27


The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.


NOTE C-PROPERTY, PLANT AND EQUIPMENT
----------

                                January 2,             January 3,
(Dollars in Thousands)             2000                   1999
                                ----------             ----------
Land                            $   1,580              $   1,674
Buildings and improvements         52,298                 47,177
Machinery and equipment            85,829                 76,142
Office equipment                   11,169                  7,915
Installations in process            8,845                 16,112
                                 --------               --------
                                  159,721                149,020
Accumulated depreciation          (75,069)               (69,051)
                                 ---------              --------
                                $  84,652              $  79,969
                                ==========             ==========

Depreciation expense was $9,750,000 in 1999, $7,986,000 in 1998, and
$6,169,000 in 1997. Interest costs incurred during the years 1999, 1998, and 1997 were $1,423,000, $1,358,000, and $1,033,000, respectively, of which
$506,000 in 1999, $894,000 in 1998, and $251,000 in 1997 were capitalized as part of the cost of plant and equipment additions.


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

                         January 2,        January 3,
(Dollars in Thousands)      2000              1999
                         ----------        ----------
Current Assets           $ 27,296          $ 19,691
Noncurrent Assets          13,628            12,171
Current Liabilities        12,392             6,758
Noncurrent Liabilities     12,287            12,468
Shareholders' Equity       16,245            12,636


                                        Year Ended
                         -----------------------------------------
                         January 2,     January 3,    December 28,
(Dollars in Thousands)      2000           1999          1997
                         ----------     ----------    ----------
Net Sales                $ 73,411        $ 58,570       $ 64,265
Gross Profit               20,909          18,530         21,234
Net Income                  4,049             718            971


Note that in the tables above, Rogers Inoac Corporation is reported as of October 31 for the respective years.

Sales to unconsolidated joint ventures amounted to $393,000 in 1999, $275,000 in 1998, and $659,000 in 1997.

At January 2, 2000, the Company had indirectly guaranteed 50% of a loan entered into by one of the unconsolidated joint ventures. The Company's proportionate share of the outstanding principal under this guarantee was $4,636,000 at January 2, 2000 and $5,000,000 at January 3, 1999. The Company
believes that the unconsolidated joint venture will be able to meet its obligations under this financing arrangement and accordingly no payments will be required and no losses will be incurred under this guarantee.

On September 24,1999, the Company agreed to lend Durel Corporation, one of its 50% owned joint ventures, up to $2.0 million at an interest rate of 8% on an unsecured basis. As of January 2, 2000, Durel had borrowed $500,000 under this facility. Borrowings must be made in increments of $250,000, and any amounts repaid by Durel may subsequently be re-borrowed during the term of the loan arrangement. The arrangement expires on September 24, 2000, unless extended at the sole discretion of the Company.

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

                         Pension Benefits          Other Postretirement Benefits
                    ----------------------------   -----------------------------
(Dollars in
 Thousands)             1999      1998      1997       1999      1998      1997
                    --------  --------  --------   --------  --------  ---------
Components of net
 periodic benefits
 cost:
  Service cost      $  1,853  $  1,569  $  1,408   $    218  $    304  $    267
  Interest cost        4,257     3,791     3,627        264       354       341
  Expected return
   on plan assets     (5,359)   (5,346)   (4,507)        --        --        --
  Amortizations and
   deferrals             524       417       467       (152)      (75)      (97)
  Amortization of
   transition asset     (335)     (335)     (335)        --        --        --
                    --------  --------  --------   --------  --------   -------
  Net periodic
   benefit costs    $    940  $     96  $    660   $    330  $    583  $    511
                    ========  ========  ========   ========  ========  ========
Change in plan
 assets:
  Fair value of plan
   plan assets
   January 1        $ 58,211  $ 57,860             $     --  $     --
  Actual return on
   plan assets         5,760     2,559                   --        --
  Employer
   contributions         268        87                  632       492
  Benefit payments    (2,856)   (2,295)                (632)     (492)
                    --------  --------             --------   -------
  Fair value of
   plan assets
   December 31      $ 61,383  $ 58,211             $     --  $     --
                    ========  ========             ========  ========

Change in benefit
 obligation:
  Benefit
   obligation
   at January 1     $ 63,548  $ 54,814             $  5,288  $  4,910
  Service cost         1,853     1,569                  218       304
  Interest cost        4,257     3,791                  264       354
  Actuarial return
   on plan assets    (10,247)    5,669               (1,743)      212
  Benefit payments    (2,856)   (2,295)                (632)     (492)
                    --------  --------             --------  --------
  Benefit
   obligation
   at December 31   $ 56,555  $ 63,548             $  3,395  $  5,288
                    ========  ========             ========  ========
Reconciliation of
 funded status:
  Funded status     $  4,828  $ (5,337)            $ (3,395) $ (5,288)
  Unrecognized
   net gain/(loss)    (4,888)    5,941               (3,171)   (1,580)
  Unrecognized
   prior service
   cost                1,736     2,079                   --        --
  Unrecognized
   transition
   (asset)            (1,376)   (1,712)                  --        --
                    --------  --------             --------  --------
  Prepaid/(accrued)
   benefit cost at
   December 31      $    300  $    971             $ (6,566) $ (6,868)
                    ========  ========             ========  ========

Assumptions as of
 December 31:
  Discount rate        8.00%     6.75%                 8.00%     6.75%
  Rate of
   compensation
   increase            4.00%     4.00%                   --        --

The expected long-term rates of investment return were assumed to be 9.00% for the pension plan covering unionized hourly employees and 9.50% for the other pension plan in each year presented.

The Company has one nonqualified unfunded pension plan with accumulated benefit obligations in excess of plan assets. Amounts applicable to this plan are:

                                           1999       1998
                                         ---------  ---------
  Projected benefit obligation           $   1,284   $   1,281
  Accumulated benefit obligation             1,018       1,015
  Fair value of plan assets                     --          --

The assumed health care cost trend rate of increase is 4.5% for 2000 and 1999 and 5.5% for 1998. It is expected to continue at 4.5% after 2000. The health care cost trend rate assumption has the following effect on the amounts reported: increasing the assumed health care cost trend rates by one percentage point for each future year would increase the accumulated postretirement benefit obligation as of the beginning of 2000 by $255,000 and the aggregate of service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1999 by $47,000; decreasing the assumed rates by one percentage point would decrease the accumulated postretirement benefit obligation at the beginning of 2000 by $231,000 and the aggregate of service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1999 by $42,000.


NOTE F-EMPLOYEE SAVINGS AND INVESTMENT PLAN
----------

The Company sponsors the Rogers Employee Savings and Investment Plan (RESIP) for domestic employees. The plan allows such employees to contribute up to 18% of their compensation through payroll deductions. Currently up to 5% of an eligible employee's annual pre-tax contribution is matched at a rate of 50% by the Company. In 1999 and 1998, 100% of the Company's matching contribution was invested in Company stock. In 1997, one-half of the Company's matching contribution was invested in Company stock and the other half was invested at the employee's discretion. RESIP related expense amounted to $723,000 in 1999, $697,000 in 1998, and $654,000 in 1997, including Company matching contributions of $703,000, $686,000, and $501,000, respectively.

NOTE G-DEBT
----------

LONG-TERM DEBT:
----------

In 1988 the Company borrowed $6,000,000 at 10.6% and principal payments of $600,000 per year were made through 1999. On December 21,1999, the Company prepaid the $2,400,000 remainder of the loan in full.

Under the Company's unsecured multi-currency revolving credit agreement with Fleet National Bank, the Company can borrow up to $20.0 million, or the equivalent in Belgian francs and/or Japanese yen and eventually the Euro. Amounts borrowed under this agreement are to be paid in full by September 19, 2003. Under the arrangement, the ongoing facility fee varies from 17.5 to 30 basis points of the maximum amount that can be borrowed. The rate of interest charged on outstanding loans can, at the Company's option and subject to certain restrictions, be based on the prime rate, or at rates from 45 to 65 basis points over either London Interbank Offered Rate (LIBOR) quoted in U.S. dollars or Japanese yen, or Belgian Interbank Offered Rate (BIBOR) quoted in Belgian francs. The spreads over LIBOR and BIBOR and the level of facility fees are based on a measure of the Company's financial strength. The borrowing at year-end was denominated in Belgian francs and the interest rate on the loan was 3.47% as of January 2, 2000. The carrying value of this debt approximates fair value as of January 2, 2000. The loan agreement contains restrictive covenants primarily related to working capital, leverage, and net worth. The Company is in compliance with these covenants.

MATURITIES:
----------
Required long-term debt principal repayment due on September 19, 2003 is $9,740,000.

INTEREST PAID:
----------
Interest paid during the years 1999, 1998, and 1997, was $1,523,000, $1,362,000, and $1,003,000, respectively.

RESTRICTION ON PAYMENT OF DIVIDENDS:
----------
Pursuant to the aforementioned Fleet loan agreement, $44,466,000 of retained earnings was available at January 2, 2000, for cash dividends.

NOTE H-INCOME TAXES
----------

Consolidated income before income taxes consists of:


(Dollars in Thousands)        1999           1998           1997
                         ----------------------------------------
Domestic                 $  21,523      $  14,756      $  18,168
Foreign                      4,354          4,370          3,837
                         ----------------------------------------
                         $  25,877      $  19,126      $  22,005
                         ========================================

The income tax expense (benefit) in the consolidated statements of income consists of:


(Dollars in Thousands)     Current    Deferred      Total
                         ----------------------------------
1999:
  Federal                $   6,365   $   (1074)   $   5,291
  Foreign                    1,338         408        1,746
  State                        120          89          209
                         ----------------------------------
                         $   7,823   $    (577)   $   7,246
                         ==================================
1998:
  Federal                $   2,276   $   1,322    $   3,598
  Foreign                    1,066         687        1,753
  State                          4          --            4
                         ----------------------------------
                         $   3,346   $   2,009    $   5,355
                         ==================================
1997:
  Federal                $   2,477   $   1,548    $   4,025
  Foreign                      447         995        1,442
  State                         38          --           38
                         ----------------------------------
                         $   2,962   $   2,543    $   5,505
                         ==================================


Deferred tax assets and liabilities as of January 2, 2000 and January 3, 1999, respectively, are comprised of the following:


(Dollars in Thousands)                          January 2,      January 3
                                                   2000            1999
                                                ----------      ----------
Deferred tax assets:
  Accruals not currently deductible
  for tax purposes:
    Accrued employee benefits and
      compensation                              $  2,110        $  1,533
    Accrued post-retirement benefits               2,228           2,020
    Other accrued liabilities and reserves         2,015           1,346
    Net investments in joint ventures              1,563           2,547
    Other                                            262             107
                                                ---------       ---------
Total deferred tax assets                          8,178           7,553
Less deferred tax asset valuation allowance        1,053           3,327
                                                ---------       ---------
Net deferred tax assets                            7,125           4,226
                                                ---------       ---------
Deferred tax liabilities:
  Depreciation and amortization                    8,759           6,683
                                                ---------       ---------
Total deferred tax liabilities                     8,759           6,683
                                                ---------       ---------
Net deferred tax asset (liability)              $ (1,634)       $ (2,457)
                                                =========       =========

Income tax expense differs from the amount computed by applying the U.S. statutory federal income tax rate to income before income tax expense. The reasons for this difference are as follows:


(Dollars in Thousands)                  1999        1998        1997
                                     ------------------------------
Tax expense at statutory rate        $  9,056    $  6,694    $ 7,702
Net U.S. tax (foreign tax credit)
  On foreign earnings                    (722)       (326)      (745)
General business credits                 (446)       (400)      (500)
Nontaxable foreign sales income          (424)       (421)      (392)
State income taxes, net of federal
  benefit                                 136           3         25
Other                                    (354)       (195)      (585)
                                     ------------------------------
Income tax expense                   $  7,246   $   5,355   $  5,505
                                     ===============================

The deferred tax asset valuation allowance decreased by $2,274,000 during 1999. The 1999 decrease resulted primarily from the Company's reassessment of its ability to claim foreign tax credits on undistributed profits from its Japanese joint venture. The valuation allowance remained unchanged during 1998 and 1997.

Undistributed foreign earnings, before available tax credits and deductions, amounted to $10,956,000 at January 2, 2000, $8,601,000 at January 3, 1999,
and $5,984,000 at
December 28, 1997.

Income taxes paid were $4,795,000, $4,442,000, and $3,090,000, in 1999, 1998, and 1997, respectively.


NOTE I-SHAREHOLDERS' EQUITY AND STOCK OPTIONS
----------

Components of Other Comprehensive Income (Loss) consist of the following:

(Dollars in Thousands)                      1999      1998    1997
                                          -------   ------  -------
Foreign currency translation adjustments $ (683) $ 112 $ (875) Change in unrealized gains (losses) on
  marketable securities                         2        3       (3)
Change in minimum pension liability          (229)      78       --
                                          -------   ------  -------
  Other comprehensive income (loss)       $  (910)  $  193  $  (878)
                                          =======   ======  =======

Reclassification adjustments in each year are immaterial.

Accumulated balances related to each component of Other Comprehensive Income
(Loss) are as follows:

(Dollars in Thousands)                       1/2/00      1/3/99
                                            -------    --------
Foreign currency translation adjustments    $   589    $  1,272
Unrealized loss on marketable securities         --          (2)
Change in minimum pension liability            (151)         78
                                            -------    --------
Accumulated balance                         $   438    $  1,348
                                            =======    ========

Under various plans the Company may grant stock options to officers and other key employees at exercise prices that range as low as 50% of the fair market value of the Company's stock as of the date of grant. To date virtually all such options have been granted at an exercise price equal to the fair market value of the Company's stock as of the date of grant. In general, regular employee options become exercisable over a four-year period from the grant date and expire ten years after the date of the grant. Stock option grants are also made to non-employee directors, generally on a semi-annual basis. For such stock options, the exercise price is equal to the fair market value of the Company's stock and they are immediately exercisable and expire ten years after the date of grant. Stock grants in lieu of cash compensation are also made to non-employee directors.

Shares of capital stock reserved for possible future issuance are as follows:

                                              January 2,   January 3,
                                                  2000        1999
                                              -----------   -----------
Shareholder Rights Plan                        10,210,796   10,209,263
Stock options                                   2,334,222    2,435,711
Rogers Employee Savings and Investment Plan        84,522       84,522
Long-Term Enhancement Plan                         64,951       68,242
Stock to be issued in lieu of deferred
  directors' fees                                  11,875        3,122
                                              -----------   -----------
       Total                                   12,706,366   12,800,860
                                              ===========   ===========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of FAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands,
 Except Per Share Amounts)                   1999     1998     1997
                             ---------------------------------------
Net income                   As Reported   $18,631  $13,771  $16,500
                             Pro Forma      17,207   12,440   15,678
                             ---------------------------------------
Basic earnings per share     As Reported   $  2.48  $  1.81  $  2.21
                             Pro Forma        2.29     1.64     2.10
                             ---------------------------------------
Diluted earnings per share   As Reported   $  2.38  $  1.74  $  2.10
                             Pro Forma        2.21     1.56     1.99
                             ---------------------------------------

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options, are not necessarily representative of the effects on reported net income for future years, due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

An average vesting period of 36 months was used for the assumption regarding stock options issued in 1999, 1998, and 1997. Regular options granted to officers and other key employees usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                   1999        1998         1997
                                 ---------   ---------   ---------
Risk-free interest rate              6.42%       4.65%        5.7%

Dividend yield                          0%          0%          0%

Volatility factor                    30.6%       30.6%       28.2%

Weighted-average expected life   5.8 years   5.5 years   5.3 years

A summary of the status of the Company's stock option program at year-end 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

                            1999               1998                 1997
                    -----------------------------------------------------------
                               Weighted-           Weighted-           Weighted-
                               Average             Average             Average
                               Exercise            Exercise            Exercise
Stock Options       Shares     Price    Shares     Price     Shares     Price
                    ------------------------------------------------------------
Outstanding at
  beginning of
  year              1,190,323  $21.81   1,130,183  $20.54    1,063,277  $15.26
Granted               178,160   34.77     160,418   25.15      205,050   41.11
Exercised             (85,889)  12.06     (90,167)  10.79     (138,076)  10.40
Cancelled             (23,169)  39.53     (10,111)  30.32          (68)  47.90
                    -----------------------------------------------------------
Outstanding at end
  of year           1,259,425   23.99   1,190,323   21.81    1,130,183   20.54
                    ===========================================================
Options exercisable
  at end of year      932,016              92,067              604,198
                    ===========================================================
Weighted-average
  fair value of
  options granted
  during year          $14.61               $9.36               $15.30
                    ===========================================================

The following table summarizes information about stock options outstanding at January 2, 2000:

                 --------------------------------------------------------------
                           Options Outstanding              Options Exercisable
                 --------------------------------------------------------------
                              Weighted-
                              Average        Weighted-                Weighted-
                 Number       Remaining      Average     Number       Average
Range of         Outstanding  Contractual    Exercise    Exercisable  Exercise
Exercise Prices  at 01/02/00  Life in Years  Price       at 01/02/00  Price
                 --------------------------------------------------------------
$7 to $22          450,650       3.5         $12.08          450,650  $12.08

$23 to $45         808,775       7.8          30.62          481,366   27.06
                 --------------------------------------------------------------
$7 to $45        1,259,425       6.3         $23.99          932,016  $19.82
                 ==============================================================

NOTE J-COMMITMENTS AND CONTINGENCIES
----------

LEASES:
----------
The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $1,076,000 in 1999, $975,000 in 1998, and $951,000 in 1997.

Future minimum lease payments under noncancellable operating leases at January 2, 2000, aggregate $3,616,000. Of this amount, annual minimum payments are $760,000, $604,000, $504,000, $448,000, and $361,000 for years 2000 through
2004, respectively.

PURCHASE COMMITMENTS:
----------
At January 2, 2000, the Company had committed to capital expenditures of approximately $.6 million, to be used primarily for information systems improvement.

CONTINGENCIES:
----------
The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs). The Company is currently involved as a PRP in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998, and $400,000 in 1999 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997 and 1998. In 1999, $400,000 was charged. Management believes, based on facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment.

In addition to the environmental issues, the nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation that is defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse effect on the financial position of the Company.


NOTE K-BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
----------

The Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changed the way the Company reported information about its operating segments.

The Company's nine business units and two joint ventures have separate management teams and infrastructures that in most cases offer different products and services. The business units and joint ventures have been aggregated into two reportable segments, Polymer Materials, and Electronic Materials.

Polymer Materials: This segment consists of five business units and two joint ventures. The products produced by these operations consist primarily of high performance elastomer foams and proprietary reinforced plastics that are engineered to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous electrical, mechanical, and environmental requirements. The products, which can be in the form of either materials or components, are sold worldwide and for the most part are sold to fabricators and original equipment manufacturers.

Electronic Materials: This segment consists of four business units. The products produced by these operations consist primarily of laminate materials and power distribution components used in electronics equipment for transmitting, receiving, and controlling electrical signals. These products tend to be proprietary materials which provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power of analog, digital, and microwave equipment. These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units.

The principal operations of the Company are located in the United States and Europe. The Company markets its products throughout the United States and sells in foreign markets directly, through distributors and agents, and through its 50% owned joint venture in Japan. In 1999, approximately 52% of total sales were to the electronics industry and one customer accounted for approximately 12% of total sales. Approximately 22% of the Company's sales of products manufactured by U.S. divisions were made to customers located in foreign countries. This includes sales to Europe of 9%, sales to Asia of 7%, and sales to Canada of 2%.

At January 2, 2000, the electronics industry accounted for approximately 56% of the total accounts receivable due from customers. Accounts receivable due from customers located within the United States accounted for 72% of the total accounts receivable owed to the Company at the end of 1999. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses relating to customers have been minimal and have been within management's expectations.

Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data reported in the following tables.



BUSINESS SEGMENT INFORMATION       Polymer    Electronic
(Dollars in Thousands)            Materials   Materials    Other      Total
                                 ---------------------------------------------
1999:
  Net sales                      $ 130,315   $ 117,524              $ 247,839
  Operating income                  14,954       9,395                 24,349
  Total assets                      92,500      76,223   $  14,683    183,406
  Capital expenditures               6,304       7,317                 13,621
  Depreciation                       4,978       4,772                  9,750
                                 ============================================
1998:
  Net sales                      $ 102,450   $ 114,124              $ 216,574
  Operating income                  10,682       8,958                 19,640
  Total assets                      72,155      90,689   $  13,330    176,174
  Capital expenditures               9,284      19,681                 28,965
  Depreciation                       4,200       3,786                  7,986
                                 ============================================
1997:
  Net sales                      $  98,853   $  90,799              $ 189,652
  Operating income                   8,850      11,480                 20,330
  Total assets                      65,251      69,698   $  23,491    158,440
  Capital expenditures               9,857       7,882                 17,739
  Depreciation                       3,820       2,349                  6,169
                                 ============================================

Information relating to the Company's operations by geographic area are as follows:


                                               Europe
                                   United    (primarily
 (Dollars in Thousands)            States     Belgium)     Total
                                 ---------------------------------
1999:
  Net sales                      $ 205,623   $  42,216   $ 247,839
  Long-lived assets                 83,258      18,084     101,342
                                 =================================
1998:
  Net sales                      $ 173,694   $  42,880   $ 216,574
  Long-lived assets                 78,032      18,905      96,937
                                 =================================
1997:
  Net sales                      $ 160,116   $  29,536   $ 189,652
  Long-lived assets                 59,981      14,030      74,011
                                 =================================

Net sales are attributed to the business unit making the sale. Long-lived assets are attributed to the location of the asset.

The net assets of wholly-owned foreign subsidiaries were $16,916,000 at January 2, 2000, and $16,609,000 at January 3, 1999. Net income of these foreign subsidiaries was $2,600,000 in 1999, $2,631,000 in 1998, and $2,409,000 in
1997, including net currency transaction gains (losses) of ($51,000) in 1999, $62,000 in 1998, and $180,000 in 1997.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
----------

Board of Directors and Shareholders
Rogers Corporation

----------

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at January 2, 2000 and January 3, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            ERNST & YOUNG LLP



Providence, Rhode Island
January 31, 2000

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------
(Dollars in Thousands, Except Per Share Amounts)


                                                     Basic        Diluted
                  Net       Manufacturing  Net       Net Income   Net Income
       Quarter    Sales     Profit         Income    Per Share    Per Share
----------------------------------------------------------------------------
1999   Fourth     $ 59,058  $ 18,751       $  4,985  $   .68      $   .65
       Third        61,076    18,365          4,608      .60          .58
       Second       62,801    16,425          4,341      .57          .55
       First        64,904    18,334          4,697      .62          .60
----------------------------------------------------------------------------
1998   Fourth     $ 53,553  $ 15,928       $  3,998  $   .53      $   .51
       Third        51,319    12,910          2,693      .36          .34
       Second       53,389    13,147          2,621      .35          .33
       First        58,313    16,080          4,459      .59          .56
----------------------------------------------------------------------------


CAPITAL STOCK MARKET PRICES
----------

The Company's capital stock is traded on the American and Pacific Stock Exchanges. The following table sets forth the composite high and low closing prices during each quarter of the last two years on a per share basis.


                        1999                            1998
---------------------------------------------------------------------
Quarter            High        Low                High        Low
---------------------------------------------------------------------
Fourth           $ 40-7/8    $ 36-1/8           $ 29-7/8    $ 22-7/16
Third              37-7/8      29-1/4             33-3/4      21-3/8
Second             32-3/8      24-7/8             46-1/2      30-1/8
First              31-7/8      23-3/4             41-1/2      37
---------------------------------------------------------------------

                                       48

                     FIRST AMENDMENT TO THE
                       ROGERS CORPORATION
                    1998 STOCK INCENTIVE PLAN


The Rogers Corporation 1998 Stock Incentive Plan (the "Plan") is hereby amended as follows:

1. Effective as of January 1, 2000, Section 5(b)(i) of the Plan is amended by deleting the first sentence thereof and substituting therefor the following:

     "Each Non-Employee Director shall automatically be granted, as of each Retainer Payment Date, beginning with the Retainer Payment Date of June 2000, a Non-Qualified Stock Option to purchase 1,000 shares of Stock (or, with respect to any individual who has become or ceased to be a Non-Employee Director since the later of December 31, 1999 or the last Retainer Payment Date, an amount equal to a prorated portion of 1,000 shares as determined on an equitable basis by the Company (the 'Partial Retainer'))."

2. Effective August 19, 1999, Section 5(b)(i) of the Plan is further amended by adding the following sentence at the end of the first sentence thereof:

     "Further, each individual who is a Non-Employee
     Director on August 31, 1999 shall automatically be granted on such date a Non-Qualified Stock Option to purchase 5,000 shares of Stock."

Executed this 9th day of September, 1999.


                                ROGERS CORPORATION



                                By:/s/ Robert M. Soffer
                                   Robert M. Soffer, Treasurer

                     FIRST AMENDMENT TO THE
                       ROGERS CORPORATION
                     1990 STOCK OPTION PLAN
                      (Restatement No. 3)


     Pursuant to the powers reserved to it in Section 12 of the Rogers Corporation 1990 Stock Option Plan (Restatement No. 3) (the "Plan"), the Board of Directors of Rogers Corporation (the "Board") hereby amends the Plan, effective as of December 21, 1999, as follows:

     1. Section 1 of the Plan is hereby amended by deleting the parenthetical "(the `Committee')" as it appears in the penultimate sentence of such section and inserting in lieu thereof the following:

     "(such committee, or any successor committee designated as such by the Board, being referred to hereinafter as the `Committee')"

     2. Section 4 of the Plan is hereby amended by adding the following new sentence at the end of such section:

     "Notwithstanding any provision to the contrary elsewhere herein, the Board may take any action authorized to be taken by the Committee hereunder."

     3. Section 7(a) of the Plan is hereby amended by adding the following parenthetical immediately after the word
"available" as it appears in the last sentence of such section:

     "(or, if the Stock ceases to be traded on the American
     Stock Exchange, as determined based on such other method as is designated by the Committee)."

     4. Section 7(e) of the Plan is hereby amended by adding the following sentence at the end of such subsection:

     "To the extent that an Optionee chooses to satisfy his or her tax withholding obligations by electing alternative (ii) described above, the Company shall not withhold more than the minimum number of shares required for tax withholding."

     5. Section 7(g) of the Plan is hereby amended by inserting the following sentence immediately after the first sentence of such subsection:

     "Notwithstanding anything herein to the contrary, no shares of Stock shall be issued upon the exercise of an Option until all applicable securities law and other legal and stock exchange requirements have been satisfied."

     6. The Plan is hereby amended by adding a new Section 7A immediately following the existing Section 7 of the Plan to read as follows:

     "7A.  Stock Awards.

          (a)  Stock Awards in Lieu of Compensation.
     Notwithstanding any provision elsewhere herein to the contrary, but subject to (i) the first sentence of
     Section 3 and (ii) Section 7A(b), each Employee who is eligible to participate in the Rogers Corporation Voluntary Deferred Compensation Plan For Key Employees, as amended from time to time (the "Employees' DC Plan") and who is either identified on Exhibit A attached hereto and made a part hereof or designated by the Board or the Committee from time to time in its sole discretion as eligible to participate in the Stock Award feature of the Plan (each, a "Designated Employee") shall be given the opportunity to elect, by the date(s) specified in the Employees' DC Plan, to receive, in lieu of up to 100 percent of the annual bonus and/or up to 50 percent of the annual salary otherwise due and payable in cash to such Designated Employee during the following calendar year (or such other period as the Board (or a duly authorized committee of the Board) may specify) and subject to the applicable minimum deferral requirement set forth in the Employees' DC Plan, a grant of shares of Stock free of any restrictions (except as otherwise provided in the Plan) (each, a "Stock Award"). The Board (or a duly authorized committee of the Board) may change the percentages described in the preceding sentence from time to time in its sole discretion, and reserves the right, in its sole discretion, to reject any Designated Employee's election to the extent it deems necessary to avoid any violation of any applicable securities law or any other applicable legal or stock exchange requirement. Each Stock Award granted under this
     Section 7A(a) shall be for the number of shares of Stock obtained by dividing the applicable dollar amount by the Fair Market Value per share of Stock as of the last day of the calendar month which includes the date on which such annual bonus or salary payment would have otherwise been paid to such Designated Employee, rounded up to the next higher whole number of shares.

          (b) Deferred Payment of Stock Awards. All Stock Awards granted to a Designated Employee pursuant to
     Section 7A(a) above shall be deferred and credited to an account or accounts maintained in terms of shares of Stock (each, a "stock-based account") for such Designated Employee under the Employees' DC Plan and shall be subject to the rules and procedures of the Employees' DC Plan. Notwithstanding the foregoing, the Board or the Committee may, in its sole discretion, allow a Designated Employee to elect, at the time of the election to receive a Stock Award pursuant to
     Section 7A(a), to receive payment of such Stock Award on a current, rather than a deferred, basis.

          (c) Matching Contributions. Each Designated Employee who elects to receive a Stock Award pursuant to Section 7A(a) which is payable on a deferred basis pursuant to Section 7A(b) shall be granted an additional Stock Award in an amount equal to the matching credit determined under Section 3(a) of the Employees' DC Plan. Each Stock Award granted under this Section 7A(c) shall be granted as of the same day as the Stock Award to which it relates was granted, and shall be for the number of shares of Stock obtained by dividing the amount of such matching credit under the Employees' DC Plan by the Fair Market Value per share of Stock as of the date of grant, rounded up to the next higher whole number of shares. Each Stock Award granted pursuant to this Section 7A(c) shall be credited to a separate account under the Employees' DC Plan and paid on the same basis as the Stock Award granted pursuant to Section 7A(a) to which it relates.

          (d) Conversion of Certain Cash Balances. Each Designated Employee shall have the right to elect, on or before December 31, 1999, to receive a Stock Award hereunder by converting, as of December 31, 1999, all or any part of the balance(s) maintained in cash-based account(s) for such Designated Employee under the Employees' DC Plan to an account or accounts maintained in terms of shares of Stock under the Employees' DC Plan, all in accordance with the provisions of the Employees' DC Plan. Each Stock Award granted under this Section 7A(d) shall be granted as of December 31, 1999, and shall be for the number of shares of Stock obtained by dividing the applicable dollar amount by the Fair Market Value per share of Stock as of December 31, 1999, rounded up to the next higher whole number of shares.

          (e) The provisions of Section 7(g) shall apply to the issuance of all shares of Stock to a Designated

     Employee (or beneficiary) pursuant to a Stock Award as if such shares were being acquired by such Designated
     Employee (or beneficiary) pursuant to an exercise of an Option."

     7. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

     8.   Executed as of the 21st day of December, 1999.

                                   ROGERS CORPORATION



                                   By:  /s/ Robert M. Soffer
                                        Robert M. Soffer
                                        Treasurer

                            Exhibit A


    Name                  Position

1.  Dirk M. Baars         Molding Materials Division Vice
                          President

2.  Walter E. Boomer      President and Chief Executive Officer

3.  Michael L. Cooper     Chief Information Officer

4.  Robert C. Daigle      Microwave Materials Division Manager

5.  Frank J. Gillern      Elastomer Components Division Manager

6.  Aarno A. Hassell      Severance Arrangement

7.  Peter G. Kaczmarek    Circuit Materials Division Manager

8.  Harry W. Kenworthy    Poron Materials Division Vice President

9.  Bruce G. Kosa         Vice President, Technology

10. Donald F. O'Leary     Corporate Controller

11. David W. Richardson   Composite Materials
                          Division Manager

12. John A. Richie        Vice President, Human
                          Resources

13. Ronald F. Robinson    Consumer and Printing Markets Center
                          Vice President

14. Frank H. Roland       Vice President, Finance and Chief
                          Financial Officer

15. William C. Schunmann  International Marketing Vice President

16. W. Harry Short        Vice President, Business Analysis and
                          Planning

17. Robert M. Soffer      Treasurer

18. Robert D. Wachob      Senior Vice President, Sales and
                          Marketing

                                                           12/99

                    SECOND AMENDMENT TO THE
                       ROGERS CORPORATION
                   1998 STOCK INCENTIVE PLAN


     Pursuant to the powers reserved to it in Section 9 of the Rogers Corporation 1998 Stock Incentive Plan, as amended (the "Plan"), the Board of Directors of Rogers Corporation (the "Board") hereby amends the Plan, effective as of December 21, 1999, as follows:

     1.   The definition of "Committee" as it appears in
Section 1 of the Plan is hereby amended by inserting the following words immediately before the word "fails" as it appears in such definition:

                      "ceases to exist or"

     2. Section 2 of the Plan is hereby amended by adding the following new sentence at the end of such section:

     "Notwithstanding any provision elsewhere herein to the contrary, the Board may take any action authorized to be taken by the Committee hereunder."

     3. Section 6(a) of the Plan is hereby amended by deleting such section in its entirety and inserting the following in lieu thereof:

          "(a) Stock Awards.

               (i)  Annual Retainer.  Subject to Section
     6(b) below, each Non-Employee Director shall be granted, as of each Retainer Payment Date, shares of Stock free of any restrictions (except as otherwise provided in the Plan) in lieu of all of the annual retainer fee due to such Non-Employee Director on such Retainer Payment Date.

               (ii) Meeting Fees. Subject to Section 6(b) below, each Non-Employee Director shall have the right to elect to receive, in lieu of all or a portion of the meeting fees due to such Non-Employee Director, a grant of shares of Stock free of any restrictions (except as otherwise provided in the Plan).

               (iii)     Conversion of Certain Cash
     Balances. Each Non-Employee Director shall have the right to elect, on or before December 31, 1999, to receive an Award hereunder by converting, as of December 31, 1999, all or any part of the balance(s) maintained in cash-based account(s) for such Non-
     Employee Director under the Rogers Corporation
     Voluntary Deferred Compensation Plan For Non-Employee
     Directors, as amended from time to time (the
     "Directors' DC Plan") to an account or accounts maintained in terms of shares of Stock under the Directors' DC Plan, all in accordance with the provisions of the Directors' DC Plan.

               Each Award granted under this Section 6(a) shall be for the number of shares of Stock obtained by dividing the applicable dollar amount by the Fair Market Value per share of Stock (A) as of the date on which such fees would have otherwise been paid to such Non-Employee Director in the case of an Award under Sections 6(a)(i) or (ii), or (B) as of December 31, 1999 in the case of an Award under Section 6(a)(iii), in all cases rounded up to the next higher whole number of shares."

     4. Section 6(b) of the Plan is hereby amended by deleting such section in its entirety and inserting the following in lieu thereof:

          "(b) Deferral of Awards. Each Non-Employee Director who is entitled to an Award under Section 6(a)(i) or (ii) above will have the right to elect to defer up to 100% of such Award in accordance with the rules and procedures of the Directors' DC Plan. Dividends, if any, which would have been paid on any Stock so deferred, but for such deferral, will be payable to the Non-Employee Director in accordance with the provisions of the Directors' DC Plan."

     5. Section 7(b) of the Plan is hereby amended by deleting such subsection in its entirety and inserting the following in lieu thereof:

          "(b) Payment in Shares. Subject to the consent or disapproval of the Committee, a participant may elect to have such tax withholding obligation satisfied, in whole or in part, by (i) authorizing the Company to withhold from shares of Stock to be issued pursuant to any Award a number of shares with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the minimum required tax withholding amount due, or (ii) transferring to the Company shares of Stock owned by the participant with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due."

     6. Except as herein amended, the provisions of the Plan shall remain in full force and effect.

     7.   Executed as of the 21st day of December, 1999.

                                   ROGERS CORPORATION


                                   By:  /s/ Robert M. Soffer
                                        Robert M. Soffer
                                        Treasurer

                      ROGERS CORPORATION

              VOLUNTARY DEFERRED COMPENSATION PLAN

                       FOR KEY EMPLOYEES

     AMENDED AND RESTATED EFFECTIVE AS OF DECEMBER 21, 1999


     1. Name and Purpose. The name of this plan is the Rogers Corporation Voluntary Deferred Compensation Plan For Key Employees, as Amended and Restated Effective as of December 21, 1999 (the "Plan"). The purpose of the Plan is to permit each elected corporate officer or other key employee of Rogers Corporation (the "Company") or any subsidiary thereof (a "Subsidiary") who is designated by the President of the Company (in any case, a "Participant") to elect to defer a portion of his or her compensation from the Company or Subsidiary. The Plan is intended to be "a plan which is unfunded and is maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees" within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and shall be interpreted and administered to the extent possible in a manner consistent with that intent.

     2. Right to Defer. Subject to the limitations set forth herein, each Participant may elect, for each calendar year, to defer payment of (i) the portion of (A) the Participant's salary otherwise payable for services rendered in such calendar year ("Salary") or (B) the Participant's bonus otherwise payable in such calendar year ("Bonus"), if any, payable to such Participant in shares of capital stock, $1 par value (the "Stock") of the Company (the "Stock Compensation") and/or (ii) the portion of (A) the Salary or (B) the Bonus, if any, payable to such Participant in cash (the "Cash Compensation"), for service as an employee of the Company or a Subsidiary during such calendar year. In the case of a Participant who has elected under the Rogers Corporation 1990 Stock Option Plan (Restatement No. 3), as amended and in effect from time to time (the "1990 Plan"), to receive a deferred Stock Award (as defined in the 1990 Plan), such Participant shall be deemed for purposes of this Plan to have elected to have deferred payment of Stock Compensation regardless of whether such Participant had any right to receive current payment of such Stock Award. A Participant's election to defer a portion of his or her Salary for any calendar year shall be limited to 50% of such Salary, but must be for a projected minimum Salary deferral of at least $4,000 determined based on the Participant's Salary at the time of such election. In addition, if a Participant's election to defer a portion of his or her Bonus for any calendar year does not result in a minimum Bonus deferral of at least $4,000, no portion of such Bonus shall be deferred.

     3.   Matching Credits (The Company Match).

          (a) The Company or Subsidiary, whichever is the employer for such Participant, shall as of the last day of each calendar month credit to a separate sub-account maintained under each Participant's Deferred Compensation Account (as defined in
Section 5(a)), an additional amount determined as follows:

          For purposes of such determination, "eligible compensation" is the Participant's: (1) annual salary, (2) annual bonus, (3) payments made pursuant to the Long-Term Enhancement
Plan For Senior Executives of Rogers Corporation, (4) auto allowance or imputed income related to autos, (5) any other imputed income included in the Participant's taxable income and
(6) any other compensation determined by the Company, in its sole discretion, to be "eligible compensation" for such purpose. Once
"eligible compensation" has been determined, this amount will be multiplied by the (1) "match level" as defined in the Rogers Employee Savings and Investment Plan, as amended from time to time (the "RESIP"), and (2) "Applicable Percentage" as defined in the RESIP, both as may be in effect from time to time. This multiplication produces the maximum total Company Match that can be paid under all deferred compensation programs of the Company.
Compensation, as defined in the RESIP and to the extent eligible to be used to determine an actual Company Match credited under the RESIP, will then be subtracted from "eligible compensation" as determined hereunder and the difference will be multiplied by the "match level." The result of such multiplication (the
"Product") will then be compared to the amount deferred pursuant to the Plan (the "Deferred Amount"). To the extent that the Deferred Amount is equal to or greater than the Product, the additional amount to be credited to the Participant's sub-account pursuant to this Section 3(a) will be equal to the Product multiplied by the "Applicable Percentage." To the extent that the Deferred Amount is less than the Product, then the additional amount to be credited to the Participant's sub-account pursuant to this Section 3(a) will be equal to the Deferred Amount multiplied by the "Applicable Percentage."

          To the extent such additional amount relates to deferred Stock Compensation, such amount shall be credited as a number of Shares determined by dividing such amount by the Fair Market Value (as defined in the 1990 Plan) per share of Stock as of the last day of such calendar month (rounded up to the next higher whole number of shares). To the extent such additional amount relates to deferred Cash Compensation, such amount shall be credited to a sub-account maintained in terms of dollars as of the last day of such calendar month. For purposes of the two foregoing sentences, the portion of such additional amount which relates to deferred Stock Compensation and the portion which relates to deferred Cash Compensation shall bear the same proportion to the total additional amount as the amount of deferred Stock Compensation for such calendar month and the amount of deferred Cash Compensation for such calendar month bear, respectively, to the Deferred Amount for such calendar month. Amounts credited under this Section 3(a) on account of deferred Stock Compensation shall constitute Stock Awards contemplated by Section 7(A)(c) of the 1990 Plan.

          (b) Notwithstanding the foregoing, any amount in a Participant's Deferred Compensation Account which is credited to a sub-account pursuant to Section 3(a) in any calendar year shall be payable to the Participant at the same time and in the same manner as the deferred Stock Compensation and/or Cash Compensation to which such amount relates; provided, however, that such distribution shall be made only to the extent the Participant has a vested interest in such "matching credit" amount as determined in accordance with the following schedule:

          Years of Continuous Service      Vested Interest
          At Least       But Less Than         Percentage

                       Less than 2 years           0%
        2 years           3 years                 25%
        3 years           4 years                 50%
        4 years           5 years                 75%
    5 years or more                              100%

          For purposes of this Plan, a Participant has the same number of Years of Continuous Service as he or she has been credited under the RESIP. Any portion of the amount credited to such Participant's Deferred Compensation Account pursuant to
Section 3(a) above and all earnings and losses credited thereon in which the Participant is not vested (the "Non-Vested Amount") at the time of the Participant's termination of employment with the Company shall be forfeited. Any Non-Vested Amount which exists at the time payment hereunder would otherwise be made or commenced shall not be forfeited while the Participant is still employed by the Company or a Subsidiary and the Participant shall continue to vest in such amounts until his or her termination of employment. Any portion of the Non-Vested Amount which becomes payable pursuant to the preceding sentence shall be paid to the Participant as soon as practicable upon becoming vested.

          Notwithstanding the foregoing, a Participant shall have a 100% vested interest in his or her Deferred Compensation
Account coincident with the occurrence of any event which results in such Participant becoming 100% vested in all amounts held under the RESIP on his or her behalf.

          Once a Participant's sub-account(s) created under this
Section 3 have become 100% vested, such sub-account(s) may be combined with any other sub-account as long as all amounts in such combined sub-account are payable in the same medium (Stock or cash), at the same time and pursuant to the same method of payment and, in the case of cash, are being credited with the same rate of interest.

          (c) The Plan shall be construed in a manner which is consistent with the purposes described herein, including without limitation, the so-called "anti-conditioning" rules of Section 401(k)(4) of the Internal Revenue Code of 1986, as amended (the "Code") and the regulations promulgated thereunder.

     4. Deferral Elections. A Participant's election to defer payments under Section 2 above (a "Deferral Election") shall be in writing and shall be deemed to have been made upon receipt and acceptance by the Company. Separate Deferral Elections shall be made under

Section 2 with respect to Salary payable as Stock
Compensation, Salary payable as Cash Compensation, Bonus payable as Stock Compensation and Bonus payable as Cash Compensation, in each case payable with respect to a calendar year. In order to be effective hereunder, a Deferral Election must be made not later than (i) the December 31 of the calendar year preceding the calendar year in which the affected Salary is to be paid and (ii) the October 31 (or, for a Deferral Election to be made with respect to a Bonus payable as Stock Compensation in calendar year 2000, December 31) of the calendar year preceding the calendar year in which the Bonus (if any) is otherwise payable, and in any case shall specify the time and method of payment pursuant to
Section 6 below applicable to the amount(s) deferred hereunder. Notwithstanding the foregoing, any person who becomes a Participant during a calendar year may make Deferral Elections with respect to Salary to be earned during the remainder of such calendar year and/or Bonus payable for such calendar year at any time on or before the thirtieth (30th) day after the date he or she becomes a Participant. Notwithstanding the foregoing, any Deferral Election made by a Participant who is or may become subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to Salary or Bonus payable as Stock Compensation shall be made in accordance with such rules and procedures as the Company deems necessary or appropriate to comply with the requirements of such Act. A Deferral Election made for a calendar year may not be revised after the last date on which it could have been made, except that any Deferral Election made with respect to a Participant's Salary (whether Stock Compensation, Cash Compensation or both) may be revoked in its entirety by the Participant at any time by filing a written notice of revocation with the Company, but only as to Salary which has not yet been earned and which is payable after receipt and acceptance by the Company of such revocation. A deferral made with respect to a Participant's Salary shall be effected by reducing the Participant's Salary payments (Stock Compensation, Cash Compensation or both, as applicable) in equal amounts or percentages for each pay period unless (i) the Company mandates another method of reduction, in its sole discretion or, (ii) the Participant elects another method of reduction which the Company has not determined to be administratively burdensome.

     In addition to the foregoing, each Participant shall be permitted to elect not later than December 31, 1999 to transfer as of December 31, 1999 up to 100% of the balance in such Participant's sub-account(s), if any, maintained in terms of dollars to a sub-account(s) maintained in terms of shares of Stock. Such transfer shall be accomplished by dividing such amount to be transferred by the Fair Market Value per share of Stock as of December 31, 1999, and crediting the resulting number of shares (rounded up to the next higher whole number of shares) of Stock to such new sub-account(s) maintained in terms of shares of Stock. Any such conversion election shall be irrevocable after December 31, 1999. All Deferral Elections previously made by such Participant with respect to the timing and method of payment pursuant to Section 6(a) and Section 6(c) with respect to the amount(s) converted shall remain in full force and effect.

     5.   Accounts; Crediting Interest; Additional Credits.

          (a)  All amounts deferred by a Participant under
Section 2 shall be credited by the Company or Subsidiary, whichever is the employer of the Participant, to a book account (a "Deferred Compensation Account") in the name of such Participant as of the last day of the calendar month during which such amounts would have been paid to the Participant but for his or her Deferral Election. Separate sub-accounts will be maintained for Salary and Bonus deferred for each calendar year pursuant to Section 2, and, in addition, separate sub-accounts will be maintained hereunder for deferred Stock Compensation (which sub-accounts will be maintained in terms of numbers of shares of Stock) and deferred Cash Compensation (which sub-accounts will be maintained in terms of dollars) for each calendar year; provided, however, that
(i) all Salary and Bonus deferred pursuant to Section 2 as deferred Stock Compensation with respect to the same or different calendar years (including amounts converted pursuant to the last paragraph of Section 4) which are payable at the same time and pursuant to the same method may be combined into a separate sub-account and (ii) all Salary and Bonus deferred pursuant to Section 2 as deferred Cash Compensation with respect to the same or different calendar years which are payable at the same time and pursuant to the same method and which are being credited with the same rate of interest may be combined into a single account.

          (b) (i) Dividend Credits. An amount equal to the aggregate dividends that would have been paid on the number of shares of Stock credited to each Participant's sub-account(s) maintained in shares had such share credits been issued and outstanding shares of Stock, shall be credited to the Participant's Deferred Compensation Account as of the last day of the calendar month which includes the payable date that would have been applicable to such dividends had the related share credits been issued and outstanding shares of Stock. Such dividend equivalent amounts (i) shall be payable at the same time and pursuant to the same method as the shares of Stock to which they relate, (ii) shall be credited to one or more sub-accounts within such Participant's Deferred Compensation Account, which sub-account(s) shall be maintained in terms of dollars, and (iii) may be combined with a sub-account for deferred

Cash Compensation which is payable at the same time and pursuant to the same method and which is being credited with the same rate of interest.

               (ii) Interest Credits. As of the last day of each calendar month, each sub-account within a Participant's Deferred Compensation Account which is being maintained in terms of dollars shall be credited with interest on the amount credited to such sub-account as of the last day of the preceding calendar month. The rate of interest to be used for this purpose during any calendar year shall be the 30-year U.S. Treasury bond rate in effect as of January 1 of such year. The foregoing rate shall be determined by reference to the first January issue of Barron's for such calendar year, or such other comparable publication as may be selected by the Company if Barron's is no longer published or no longer provides such information.

          (c) Notwithstanding the foregoing, the Pension Committee of the Board of Directors of the Company or any successor committee designated as such by the Board of Directors of the Company (the "Committee") may change the method of determining the rate of interest to be used under Section 5(b)(ii) above by written notice to each Participant (including former Participants who then have a Deferred Compensation Account which would be affected by such change), which notice shall specify the new rate of interest to be used under Section 5(b)(ii), the effective date of such change and the Deferred Compensation Accounts to which such new rate of interest or method shall apply; provided, however, that a new method of determining the rate of interest to be used under Section 5(b)(ii) shall not apply to any amounts deferred pursuant to a Deferral Election made by a Participant prior to the receipt by such Participant of notice of such change unless such Participant files a written consent to such change with the Company within sixty (60) days of his or her receipt of the notice of such change.

          (d) To the extent that any Participant's Deferral Election hereunder results in a reduction of the pension payments to be made to such Participant under the Company's qualified and non-qualified defined benefit pension plans, such reduction will be made up for in accordance with the terms of a non-qualified plan established by the Company for that purpose.

     6.   Time and Method of Payment.

          (a) Amounts standing to the credit of each sub-account within a Participant's Deferred Compensation Account shall be paid, or commence to be paid, in accordance with the Participant's Deferral Election(s). Each Deferral Election shall specify whether payments will commence on April 15 (or, if such day is not a business day, the first business day thereafter) first following: (i) the passage of the number of calendar years (not to exceed twenty (and in the case of Stock Compensation deferrals, not to be less than three) and including the year of deferral, which counts as year one) specified by the Participant in his or her Deferral Election(s) with respect to the amount credited to such sub-account, (ii) the calendar year in which the Participant ceases to be an employee of the Company and its Subsidiaries for any reason whatsoever or (iii) (A) the later of
(i) or (ii) in the case of Cash Compensation (including amounts converted pursuant to the last paragraph of Section 4) or (B) the earlier of (i) or (ii) in the case of Stock Compensation. The amount of each such payment shall be determined by the amount credited to such sub-account as of the preceding March 31.

          (b) All amounts credited to each sub-account within the Participant's Deferred Compensation Account which is maintained in terms of numbers of shares of Stock shall be distributed in shares of Stock by the Company. All amounts credited to each sub-account within the Participant's Deferred Compensation Account which is maintained in terms of dollars shall be distributed in cash and shall be made by the Company or Subsidiary which credited such amounts to the Participant's Deferred Compensation Account. Each such sub-account shall be charged with the amount paid therefrom as of the date of payment.

          (c) All amounts credited to a sub-account within the Participant's Deferred Compensation Account shall be paid in either a single lump sum or in substantially equal quarterly or annual installments over a period not to exceed ten years (or over a period of 5 years in the case of an election made prior to October 18, 1994), as the Participant has specified in the Deferral Election(s) applicable to such sub-account. In the case of installment payments, (i) dividend and interest credits under
Section 5(b), whichever is applicable, shall continue to be credited in accordance with Section 5(b) during the payment period, and (ii) the amount of the first payment and any other payments in the same year thereof shall be equal to the amount credited to the applicable sub-account as of the preceding March 31 divided by the number of payments remaining to be made, including the current payment, and the amount of each subsequent payment for subsequent years shall be equal to the amount credited to the applicable sub-account as of the preceding December 31 divided by the number of payments remaining to be made, including the current payment. Notwithstanding the foregoing, the final payment out of any sub-account shall be equal to 100% of the amount credited to such sub-account at the time of such payment.

          (d)  All amounts credited to a Participant's Deferred
Compensation Account shall be paid as they become due to the Participant if then living. All amounts credited to a Participant's Deferred Compensation Account at the time of his or her death shall be paid pursuant to Section 7.

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

          (f) Notwithstanding any provision hereof to the contrary, but subject to the approval of the Committee in its sole discretion, a Participant may request payment of all or a portion of any sub-account within his or her Deferred
Compensation Account in different amounts and/or over a different period or periods of time (but in any event, consistent with payment options provided for under Section 6(c)) than that specified in the applicable Deferral Election. The Participant must communicate any such request to the Committee at least 4 months and 15 days prior to the initial date on which the amount credited to the sub-account to which such request relates would otherwise be paid or commence to be paid. The Committee may approve such request in its sole discretion at any time which is at least 3 months and 15 days prior to such initial payment date.
If any such request is so approved by the Committee, the amount credited to the sub-account (or portion thereof) to which such request and approval relates shall be paid at the times and in the amounts specified in such request.

     7. Payments After Death. Each Participant may designate, from time to time, a beneficiary or beneficiaries (who may be named contingently or successively) to whom any amounts which remain credited to the Participant's Deferred Compensation Account at the time of his or her death shall be paid. Each such designation shall revoke all prior designations by the same Participant, except to the extent otherwise specifically noted, shall be in a form acceptable to the Company, and shall be effective only when filed by the Participant in writing with the Company during his or her lifetime. Payments shall be made to a beneficiary hereunder in the same manner of distribution as was elected by the Participant pursuant to Section 6. Any amounts which remain credited to a Participant's Deferred Compensation Account at the time of his or her death which are not payable to a designated beneficiary shall be paid to the estate of such Participant in a single lump sum in accordance with Section 6(c) as soon as practicable after the death of such Participant.

     8.   No Funding Required.

          (a) Nothing in this Plan will be construed to create a trust or to obligate the Company, any Subsidiary or any other person to segregate a fund, purchase an insurance contract, or in any other way to fund currently the future payment of any benefits hereunder, nor will anything herein be construed to give any Participant or any other person rights to any specific assets of the Company, any Subsidiary or of any other person. A Participant who has elected to defer any portion of his or her Stock Compensation hereunder or to elect a conversion pursuant to the last paragraph of Section 4 shall have no stockholder rights with respect to the shares of Stock so deferred and/or credited until such shares of Stock are actually issued to such Participant as payment hereunder pursuant to Section 6. Except as provided in (b) below, any benefits which become payable hereunder shall be paid from the general assets of the Company or Subsidiary, whichever is applicable, in accordance with the terms hereof.

          (b)  The Company, in its sole discretion, may establish
(i) a grantor or other trust of which the Company is treated as the owner under the Internal Revenue Code of 1986, as amended, and the assets of which are subject to the claims of the Company's general creditors in the event of its insolvency, (ii) an insurance arrangement, or (iii) any other arrangement or arrangements designed to provide for the payment of benefits hereunder. Any such arrangement(s) shall be subject to such other terms and conditions as the Company may deem necessary or advisable to ensure (i) that benefits are not includible, by reason of the establishment of any such arrangement(s) or the funding of any such trust, in the income of the beneficiaries of such trust or other arrangement(s) prior to actual distribution or other payment and (ii) that the existence of such arrangement(s) does not cause the Plan or any other arrangement(s) to be considered funded for purposes of Title I of ERISA. The President, the Vice President, Finance or the Treasurer of the Company may act to establish a trust or other arrangement(s) pursuant to this Section 8(b).

     9. Plan Administration and Interpretation. The Company shall have complete control over the administration of the Plan and complete control and authority to determine, in its sole discretion, the rights and benefits and all claims, demands and actions arising out of the provisions of the Plan of any Participant, beneficiary, or other person having or claiming to have any interest under the Plan and the Company's determinations shall be conclusive and binding on all such parties. The Company shall be deemed to be the Plan administrator with the responsibility for complying with any reporting and disclosure requirements of ERISA.
The rights of the Company hereunder which have not been delegated to the Committee shall be exercised by the elected corporate officers of the Company. To the extent that such officers are unable or unwilling to exercise any right or make any determination hereunder, then the Committee shall exercise such right or make such determination unless it is unable or unwilling to do so, in which case the Board of Directors of the Company (the "Board") shall exercise such right or make such determination.

     10. Non-Assignable. Amounts payable under this Plan shall not be subject to alienation, assignment, garnishment, execution or levy of any kind, and any attempt to cause any such amount to be so subjected shall be null, void and of no effect and shall not be recognized by the Company or its Subsidiaries.

     11.  Termination and Modification.

          (a) The Committee may terminate or amend this Plan by written notice to each Participant participating herein. A termination of the Plan shall have no effect other than to eliminate the right of each Participant to defer further compensation.
Except for such "prospective" termination, neither the Plan nor any Deferral Election in effect hereunder may be amended, modified, waived, discharged or terminated, except by mutual consent of the Committee and the Participant or Participants affected thereby, which consent shall be evidenced by an instrument in writing, signed by the party against which enforcement of such amendment, modification, waiver, discharge or termination is sought. Notwithstanding the foregoing, if, on or after January 1, 2000,
(i) the Company's ratio of current assets to current liabilities as reflected on any quarterly or annual financial statements filed by the Company with the Securities and Exchange Commission falls below 1.4 to 1 for two consecutive quarters, (ii) the total of the Company's long-term debt for borrowed money (excluding the current portion thereof) exceeds 85% of the Company's net worth as reflected in such statements filed with the Securities and Exchange Commission or (iii) the Company is subject to a "change of control," this Plan shall immediately terminate and the Committee shall, in complete discharge of its obligations hereunder, distribute to each Participant the full amount then credited to his or her Deferred Compensation Account, such amount to be payable in shares of Stock and/or cash in a single lump sum in accordance with Section 6(c).

          (b) For purposes of this Section 11, "change of control" shall mean the occurrence of any one of the following events:

               (i)  any "person" (as such term is used in
Sections 13(d) and 14(d)(2) of the Act) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Act) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities; or

               (ii) persons who, as of November 30, 1999, constituted the Company's Board (the "Incumbent Board") cease for any reason, including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to November

30, 1999 whose nomination or election was approved by at least a majority of the directors then comprising the Incumbent Board shall, for purposes of this Plan, be considered a member of the Incumbent Board; or

               (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or other entity, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

               (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

     12. Parties. The terms of this Plan shall be binding upon the Company, its Subsidiaries and their successors or assigns and each Participant participating herein and his or her beneficiaries, heirs, executors and administrators.

     13. Liability of Company. Subject to its obligation to pay the amount credited to the Participant's Deferred Compensation Account at the time distribution is called for by the payment option in effect, none of the Company, its Subsidiaries nor any person acting on behalf of the

Company or its Subsidiaries shall be liable to any Participant or any other person for any act performed or the failure to perform any act with respect to the Plan.

     14. Notices. Notices, elections or designations by a Participant hereunder shall be addressed to the Company to the attention of the Treasurer of the Company or his or her designee or, in the absence of the Treasurer or his or her designee, to the Vice President of Human Resources of the Company. Notices by the Company to a Participant shall be addressed to the Participant at his or her most recent home address as reflected in the records of the Company or to such other address as the Participant may specify in writing to the Company. Requests made by a Participant or a beneficiary to the Committee hereunder shall be addressed to the attention of the Secretary of the Committee or the Clerk of the Company.

     15. Unsecured General Creditors. No Participant or his or her legal representative or any beneficiary designated by him or her shall have any right, other than the right of an unsecured general creditor, against the Company or any Subsidiary in respect of the Deferred Compensation Account of such Participant established hereunder.

     16. Severability. In case any provision or provisions of this Plan shall be held illegal, invalid or otherwise unenforceable for any reason, the illegality, invalidity or unenforceability shall not affect the remaining provisions of the Plan, but shall be fully severable, and the Plan shall be construed and enforced as if the illegal, invalid or unenforceable provisions had never been inserted in the Plan.

     17. Stock Dividends, etc. In the event of any change in the outstanding shares of Stock by reason of a stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares or other similar corporate change as to which the Company is a surviving corporation, the number and kind of shares of Stock credited to each such sub-account maintained in shares of Stock shall be appropriately adjusted by the Company, whose determination shall be conclusive.

     18. Effective Date. This Plan, as amended and restated in its entirety as set forth herein, is effective as of December 21, 1999, and shall continue in existence until terminated pursuant to Section 11. All Deferred Compensation Accounts established under the Plan as in effect prior to such effective date, all amounts credited to such accounts (and sub-accounts) as of such date, and (subject to changes made after such date in accordance with the Plan) all elections (including elections regarding the time and method of payment) and beneficiary designations made under the Plan prior to such date shall remain in effect after such effective date.

     19. Governing Law. This Plan shall be construed and enforced in accordance with, and governed by, the laws of the Commonwealth of Massachusetts.

     Executed as of the 21st day of December, 1999.


                                   ROGERS CORPORATION

                                   By:  /s/ Robert M. Soffer
                                         Robert M. Soffer
                                         Treasurer

                      ROGERS CORPORATION

              VOLUNTARY DEFERRED COMPENSATION PLAN

                   FOR NON-EMPLOYEE DIRECTORS

     AMENDED AND RESTATED EFFECTIVE AS OF DECEMBER 21, 1999


     1. Name and Purpose. The name of this plan is the Rogers Corporation Voluntary Deferred Compensation Plan For Non-Employee Directors, as Amended and Restated Effective as of December 21, 1999 (the "Plan"). The purpose of the Plan is to permit each member of the Board of Directors (the "Board") of Rogers Corporation (the "Company") who is not an employee of the Company or any subsidiary of the Company (each a "Director") to elect to defer all or a portion of his or her compensation from the Company.

     2. Right to Defer. For each calendar year beginning on or after January 1, 2000, each Director may elect to defer payment of up to one-hundred percent (100%) of each of (i) the portion of
(A) the annual retainer fee or (B) the meeting fees, if any, payable to such Director in shares of capital stock, $1 par value (the "Stock") of the Company (the "Stock Fees") and/or (ii) the portion of the meeting fees, if any, payable to such Director in cash (the "Cash Fees"), for service as a director of the Company during such calendar year.

     3. Deferral Elections. A Director's election to defer payments hereunder (a "Deferral Election") shall be in writing and shall be deemed to have been made upon receipt and acceptance by the Company. In order to be effective hereunder, a Deferral Election for any calendar year must be made not later than December 31 of the preceding calendar year and shall specify the time and method of payment pursuant to Sections 5(a) and 5(c) below applicable to the amount(s) deferred thereunder; provided, however, that a person who becomes a Director during a calendar year may make a Deferral Election for such calendar year at any time on or before the thirtieth (30th) day after the date he or she becomes a Director. Notwithstanding the foregoing, any Deferral Election by a Director with respect to a Stock Fee shall be made in accordance with such rules and procedures as the Company deems necessary or appropriate to comply with the requirements of
Section 16 of the Securities Exchange Act of 1934, as amended (the "Act"). A Deferral Election made for a calendar year may not be revised after the last date on which it could have been made, except that any such Deferral Election may be revoked in its entirety by the Director at any time by filing a written notice of revocation with the Company, but only as to Cash Fees and Stock Fees which have not yet been earned and which are payable after receipt and acceptance by the Company of such revocation.

     4.   Accounts; Crediting of Dividend Equivalents and Interest.

          (a) All amounts deferred by a Director under this Plan shall be credited by the Company to a book account (a "Deferred Compensation Account") in the name of such Director as of the dates(s) which such amounts would have been paid to the Director but for his or her Deferral Election. Separate sub-accounts will be maintained for deferred Stock Fees (which sub-accounts shall be maintained in terms of numbers of shares of Stock) and deferred Cash Fees (which sub-accounts shall be maintained in terms of dollars) for each calendar year; provided, however, that
(i) deferred Stock Fees with respect to the same or different calendar years (including amounts converted pursuant to the next following paragraph) which are payable at the same time and pursuant to the same method may be combined into a single sub-account and (ii) deferred Cash Fees with respect to the same or different calendar years which are payable at the same time and pursuant to the same method and which are being credited with the same rate of interest may be combined into a single sub-account.

          In addition to the foregoing, each Director shall be permitted to elect not later than December 31, 1999 to transfer as of December 31, 1999 up to 100% of the balance in such Director's sub-account(s), if any, maintained in terms of dollars for previously deferred Cash Fees to a sub-account(s) maintained in terms of shares of Stock. Such transfer shall be accomplished by dividing such amount to be transferred by the Fair Market Value (as defined in the Rogers Corporation 1998 Stock Incentive
Plan) per share of Stock as of December 31, 1999, and crediting the resulting number of shares (rounded up to the next higher whole number of shares) of Stock to such new sub-account(s) maintained in terms of shares of Stock. Any such conversion election shall be irrevocable after December 31, 1999. All Deferral Elections previously made by such Director with respect to the timing and method of payment pursuant to Section 5(a) and
Section 5(c) with respect to the amount(s) so converted shall remain in full force and effect.

          (b) An amount, equal to the aggregate dividends that would have been paid on the number of shares of Stock credited to each Director's sub-account(s) maintained in shares had such share credits been issued and outstanding shares of Stock, shall be credited to the Director's Deferred Compensation Account as of the payable date that would have been applicable to such dividends had the related share credits been issued and outstanding shares of Stock. Such dividend equivalent amounts
(i) shall be payable to the Director at the same time and pursuant to the same method as the shares of Stock to which they relate, (ii) shall be credited to one or more sub-accounts within such Director's Deferred Compensation Account, which sub-account(s) shall be maintained in terms of dollars, and (iii) may be combined with a sub-account for deferred Cash Fees which are payable at the same time and pursuant to the same method and which are being credited with the same rate of interest.

          (c) As of the last day of each calendar month, the Company shall credit each sub-account within a Director's Deferred Compensation Account which is being maintained in terms of dollars with interest on the amount credited to such sub-account as of the sixteenth (16th) day of such calendar month. The rate of interest to be used for this purpose during any calendar year shall be the 30-year U.S. Treasury bond rate in effect as of January 1 of such year. The foregoing rate shall be determined by reference to the first January issue of Barron's for such calendar year, or such other comparable publication as may be selected by the Company if Barron's is no longer published or no longer provides such information. Notwithstanding the foregoing, the Company may increase (but not decrease) the rate of interest to be used under the Plan by written notice to each Director (including former Directors who then have a Deferred Compensation Account which would be affected by such change), which notice shall specify the new rate of interest to be used, the effective date of such change and the Deferred Compensation Accounts to which such new rate of interest shall apply.

     5.   Time and Method of Payment.

          (a) Amounts standing to the credit of each sub-account within a Director's Deferred Compensation Account shall be paid, or commence to be paid, in accordance with the Director's Deferral Election(s). Each Deferral Election shall specify whether payments will commence on January 15 (or, if such day is not a business day, the first business day thereafter) first following (i) the passage of the number of calendar years (not to exceed twenty (and in the case of deferred Stock Fees not to be less than three for elections made after November 1, 1999) and including the year of deferral, which counts as year one) specified by the Director in his or her Deferral Election(s) with respect to the amount credited to such sub-account, (ii) the calendar year in which the Director ceases to be a member of the Board for any reason whatsoever or (iii)

(A) the later of (i) or (ii) in the case of Cash Fees
(including amounts converted pursuant to the last paragraph of Section 4(a)) or (B) the earlier of (i) or (ii) in the case of Stock Fees.

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

          (c) All amounts credited to a sub-account within the Director's Deferred Compensation Account shall be paid in either a single lump sum or in annual installments over a period not to exceed five years, as the Director has specified in the Deferral Election(s) applicable to such sub-account. In the case of installment payments, (i) dividend credits under Section 4(b) and interest credits under Section 4(c), whichever is applicable, shall continue to be credited in accordance with such sections during the payment period, and (ii) the amount of each payment shall be equal to the amount credited to the Deferred Compensation Account as of the preceding December 31 divided by the number of annual payments remaining to be made, including the current payment. Notwithstanding the foregoing, the final payment out of any sub-account shall be equal to 100% of the amount credited to such sub-account at the time of such payment.

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

     6. Payments After Death. Each Director may designate, from time to time, a beneficiary or beneficiaries (who may be named contingently or successively) to whom any amounts which remain credited to the Director's Deferred Compensation Account at the time of his or her death shall be paid. All such amounts shall be paid in a single lump sum in shares of Stock and/or cash in accordance with Section 5(b) as soon as practicable after such Director's death. Each such designation shall revoke all prior designations by the same Director, except to the extent otherwise specifically noted, shall be in a form acceptable to the Company, and shall be effective only when filed by the Director in writing with the Company during his or her lifetime. Any amounts which remain credited to a Director's Deferred Compensation Account at the time of his or her death which are not payable to a designated beneficiary shall be paid to the estate of such Director in a single lump sum in shares of Stock and/or cash in accordance with Section 5(b) as soon as practicable after the death of such Director.

     7.   No Funding Required.

          (a) Nothing in this Plan will be construed to create a trust or to obligate the Company or any other person to segregate a fund, purchase an insurance contract, or in any other way to fund currently the future payment of any benefits hereunder, nor will anything herein be construed to give any Director or any other person rights to any specific assets of the Company or of any other person. A Director who has elected to defer any portion of his or her Stock Fees hereunder or to elect a conversion pursuant to the last paragraph of Section 4(a) shall have no stockholder rights with respect to the shares of Stock so deferred and/or credited until such shares of Stock are actually issued to such Director as payment hereunder pursuant to
Section 5.  Except
as provided in (b) below, any benefits which become payable hereunder shall be paid from the general assets of the Company in accordance with the terms hereof.

          (b)  The Company, in its sole discretion, may establish
(i) a grantor or other trust of which the Company is treated as the owner under the Internal Revenue Code of 1986, as amended, and the assets of which are subject to the claims of the Company's general creditors in the event of its insolvency,
(ii) an insurance arrangement, or (iii) any other arrangement or arrangements designed to provide for the payment of benefits hereunder. Any such arrangement(s) shall be subject to such other terms and conditions as the Company may deem necessary or advisable to ensure that benefits are not includible, by reason of the establishment of any such arrangement(s) or the funding of any such trust, in the income of the beneficiaries of such trust or other arrangement(s) prior to actual distribution or other payment. The President, the Vice President, Finance or the Treasurer of the Company may act to establish a trust or other arrangement(s) pursuant to this Section 7(b).

     8. Plan Administration and Interpretation. The Company shall have complete control over the administration of the Plan and complete control and authority to determine, in its sole discretion, the rights and benefits and all claims, demands and actions arising out of the provisions of the Plan of any Director, beneficiary, or other person having or claiming to have any interest under the Plan and the Company's determinations shall be conclusive and binding on all such parties. The rights of the Company hereunder shall be exercised by the Pension Committee of the Board or by any successor committee designated as such by the Board. To the extent that such committee is unable or unwilling to exercise any right or make any determination hereunder, however, the Board shall exercise such right or make such determination.

     9. Non-Assignable. Amounts payable under this Plan shall not be subject to alienation, assignment, garnishment, execution or levy of any kind, and any attempt to cause any such amount to be so subjected shall be null, void and of no effect and shall not be recognized by the Company.

     10.  Termination and Modification.

          (a) The Company may terminate or amend this Plan by written notice to each Director participating therein. A termination of the Plan shall have no effect other than to eliminate the right of each Director to defer further compensation. Except for such "prospective" termination, neither the Plan nor any Deferral Election in effect hereunder may be amended, modified, waived, discharged or terminated, except by mutual consent of the Company and the Director or Directors affected thereby, which consent shall be evidenced by an instrument in writing, signed by the party against which enforcement of such amendment, modification, waiver, discharge or termination is sought. Notwithstanding the foregoing, if, on or after January 1, 2000, (a) the Company's ratio of current assets to current liabilities as reflected on any quarterly or annual financial statements filed by the Company with the Securities and Exchange Commission falls below 1.4 to 1 for two consecutive quarters, (b) the total of the Company's long-term debt for borrowed money (excluding the current portion thereof) exceeds 85% of the Company's net worth as reflected in such statements filed with the Securities and Exchange Commission or (c) the Company is subject to a "change of control," this Plan shall immediately terminate and the Company shall, in complete discharge of its obligations hereunder, distribute to each
Director   the full amount then credited to his or her Deferred
Compensation Account, such amount to be payable in shares of Stock and/or cash in accordance with Section 5(b).

          (b) For purposes of this Section 10, "change of control" shall mean the occurrence of any one of the following events:

               (i) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Act) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Act) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities; or

               (ii) persons who, as of November 30, 1999, constituted the Company's Board (the "Incumbent Board") cease for any reason, including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board, provided that any person becoming a director of the Company subsequent to November 30, 1999 whose nomination or election was approved by at least a majority of the directors then comprising the Incumbent Board shall, for purposes of this Plan, be considered a member of the Incumbent Board; or

               (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or other entity, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 20% of the combined voting power of the Company's then outstanding securities; or

               (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

     11. Parties. The terms of this Plan shall be binding upon the Company and its successors or assigns and each Director participating herein and his or her beneficiaries, heirs, executors and administrators.

     12. Liability of Company. Subject to its obligation to pay the amount credited to the Director's Deferred Compensation Account at the time distribution is called for by the payment option in effect, neither the Company nor any person acting on behalf of the Company shall be liable to any Director or any other person for any act performed or the failure to perform any act with respect to the Plan.

     13. Notices. Notices, elections or designations by a Director to the Company hereunder shall be addressed to the Company to the attention of the Treasurer of the Company. Notices by the Company to a Director shall be addressed to the Director at his or her most recent home address as reflected in the records of the Company, or to such other address as the Director may specify in writing to the Company.

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

     16. Stock Dividends, etc. In the event of any change in the outstanding shares of Stock by reason of a stock dividend or split, recapitalization, merger, consolidation, combination, exchange of shares or other similar corporate change as to which the Company is a surviving corporation, the number and kind of shares of Stock credited to each sub-account maintained in shares of Stock shall be appropriately adjusted by the Company, whose determination shall be conclusive.

     17. Effective Date. This Plan, as amended and restated in its entirety as set forth herein, is effective as of December 21, 1999, and shall continue in existence until terminated pursuant to Section 10. All Deferred Compensation Accounts established under the Plan as in effect prior to such effective date, all amounts credited to such accounts (and sub-accounts) as of such date, and (subject to changes made after such date in accordance with the Plan) all elections (including elections regarding the time and method of payment) and beneficiary designations made under the Plan prior to such date shall remain in effect after such effective date.

     18. Governing Law. This Plan shall be construed and enforced in accordance with, and governed by, the laws of the Commonwealth of Massachusetts.

     Executed as of the 21st day of December, 1999.



                                   ROGERS CORPORATION


                                   By:  /s/ Robert M. Soffer
                                          Robert M. Soffer
                                          Treasurer