Form 10-Q
period 2000-04-02
ROGERS CORP
filed 2000-05-15
CIK 84748

Total pages included - 14


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

 (Mark One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

                                    OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____


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

                    Yes      X          No

The number of shares outstanding of the Registrant's classes of common stock as of April 30, 2000:

           Capital Stock, $1 Par Value   -  7,435,379 shares

                  ROGERS CORPORATION AND SUBSIDIARIES

                               FORM 10-Q
                             April 2, 2000


                                 INDEX


                                                            Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income --
      Three Months Ended April 2, 2000 and
        April 4, 1999                                              3

   Consolidated Balance Sheets --
      April 2, 2000 and January 2, 2000                          4-5

   Consolidated Statements of Cash Flows --
      Three Months Ended April 2, 2000 and
        April 4, 1999                                              6

   Supplementary Notes                                           7-9

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations               10-14

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K                                      15

SIGNATURES                                                        15

                    PART I - FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS

                  ROGERS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in Thousands Except Per Share Amounts)


                                              Three Months Ended:
                                        ------------------------------
                                        April 2, 2000   April 4, 1999
                                        -------------   -------------

Net Sales                               $      63,640   $      64,904

  Cost of Sales                                42,493          46,570
  Selling and Administrative Expenses          10,185           8,853
  Research and Development Expenses             2,929           2,624
                                        -------------   -------------
Total Costs and Expenses                       55,607          58,047
                                        -------------   -------------

Operating Income                                8,033           6,857

Other Income less Other Charges                   212           (392)
Interest Income, Net                               76              58
                                        -------------   -------------

Income Before Income Taxes                      8,321           6,523

Income Taxes:
  Federal and Foreign                           2,330           1,787
  State                                            83              39
                                        -------------   -------------

Net Income                              $       5,908   $       4,697
                                        =============   =============

Net Income Per Share (Note G):

  Basic                                 $         .80   $         .62
                                        =============   =============

  Diluted                               $         .75   $         .60
                                        =============   =============
Shares Used in Computing (Note G):

  Basic                                     7,351,000       7,613,000
                                        =============   =============

  Diluted                                   7,896,000       7,842,000
                                        =============   =============



The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                        (Dollars in Thousands)


                                     April 2, 2000     January 2, 2000
Current Assets:

  Cash and Cash Equivalents          $       7,065       $       9,955

  Accounts Receivable, Net                  41,518              33,884

  Inventories:
    Raw Materials                            9,478              10,566
    In-Process and Finished                 16,323              12,753
                                     -------------       -------------
      Total Inventories                     25,801              23,319

  Current Deferred Income Taxes              4,728               4,728

  Other Current Assets                         905                 661
                                     -------------       -------------

      Total Current Assets                  80,017              72,547
                                     -------------       -------------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $77,609 and $75,069                       84,978              84,652

Investment in Unconsolidated Joint
  Venture                                    4,652               5,294

Pension Asset                                4,223               4,223

Goodwill and Other Intangibles, Net         14,399              14,510

Other Assets                                 2,060               2,180
                                     -------------       -------------

      Total Assets                        $190,329            $183,406
                                     =============       =============



The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                        (Dollars in Thousands)

                                        April 2, 2000    January 2, 2000
Current Liabilities:

  Accounts Payable                      $      12,444      $      14,855
  Accrued Employee Benefits and
  Compensation                                  8,941             10,782
  Accrued Income Taxes Payable                  6,650              4,341
  Taxes, Other than Federal and Foreign
    Income                                      1,120                518
  Other Accrued Liabilities                     8,474              6,245
                                        -------------      -------------

      Total Current Liabilities                37,629             36,741
                                        -------------      -------------

Long-Term Debt                                  9,740              9,740

Noncurrent Deferred Income Taxes                6,216              6,362

Noncurrent Pension Liability                    4,214              4,215

Noncurrent Retiree Health Care and Life
  Insurance Benefits                            5,966              5,966

Other Long-Term Liabilities                     3,816              3,965

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000; Issued
    Shares 7,783,775 and 7,715,226              7,784              7,715
  Additional Paid-In Capital                   35,560             34,716
  Treasury Stock (382,900 shares)            (13,436)           (13,436)
  Accumulated Other Comprehensive Income         (51)                589
  Retained Earnings                            92,891             86,984
                                        -------------      -------------

      Total Shareholders' Equity              122,748            116,417
                                        -------------      -------------

      Total Liabilities and
        Shareholders' Equity            $     190,329      $     183,406
                                        =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Dollars in Thousands)

                                                    Three Months Ended:

                                                    April 2,   April 4,
                                                      2000       1999
                                                    --------   --------
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net Income                                        $  5,908   $  4,697
  Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
      Depreciation and Amortization                    3,225      2,980
      Expense (Benefit) for Deferred Income Taxes       (36)         --
      Equity in Undistributed (Income) Loss of
       Unconsolidated Joint Ventures, Net                (5)         51
      (Gain) Loss on Dispositions of Assets              333         --
      Noncurrent Pension and Postretirement Benefits      41         75
      Other, Net                                         106      (180)
      Changes in Operating Assets and Liabilities
        Excluding Effects of Acquisition of Assets:
          Accounts Receivable                        (8,207)    (6,248)
          Inventories                                (2,738)      1,514
          Other Current Assets                         (265)      (192)
          Accounts Payable and Accrued Expenses        1,219      5,147
                                                    --------   --------
             Net Cash Provided by (Used in)
              Operating Activities                     (419)      7,844

CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
Capital Expenditures                                 (4,112)    (2,898)
Acquisition of Business                                   --    (4,302)
Proceeds from Sale of Property, Plant and Equipment       --          4
Proceeds from Sale of Marketable Securities               --        256
Investment in Unconsolidated Joint Ventures
   and Affiliates                                        882        737
                                                    --------   --------
             Net Cash (Used in) Investing
              Activities                             (3,230)    (6,203)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
Proceeds from Short and Long-Term Borrowings             109        164
Acquisition of Treasury Stock                             --      (635)
Proceeds from Sale of Capital Stock                      509        123
                                                    --------   --------
      Net Cash Provided by (Used in)
         Financing Activities                            618      (348)

Effect of Exchange Rate Changes on Cash                  141      (173)
                                                    --------   --------
Net Increase/(Decrease) in Cash
 and Cash Equivalents                                (2,890)      1,120

Cash and Cash Equivalents at Beginning of Year         9,955      9,592
                                                    --------   --------

Cash and Cash Equivalents at End of Quarter         $  7,065    $10,712
                                                    ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                  ROGERS CORPORATION AND SUBSIDIARIES

                          SUPPLEMENTARY NOTES

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000.

B. Under the Company's unsecured multi-currency revolving credit agreement with Fleet National Bank, the Company can borrow up to $20.0 million, or the equivalent in Belgian Francs and/or Japanese Yen, and eventually the Euro. Amounts borrowed under this agreement are to be repaid in full by September 19, 2003. The Company borrowed 390,207,039 Belgian Francs under this arrangement to facilitate the Rogers Induflex acquisition in Belgium in September 1997.

C. Interest paid during the first three months of 2000 and 1999 was $113,000 and $153,000, respectively.

D. Income taxes paid were $70,000 and $100,000 in the first three months of 2000 and 1999, respectively.

E. Rogers 1999 sales to Hutchinson Technology, Inc. by quarter (in millions) were:
     $10.6 in the first quarter; $9.6 in the second quarter; $7.5 in the third quarter and $3.0 in the fourth quarter.

F. The components of comprehensive income, net of related tax, for the three month periods ended April 2, 2000 and April 4, 1999 are as follows:

                                             Three Months Ended
(Dollars in Thousands)

                                       April 2, 2000     April 4, 2000

     Net income                        $       5,908     $       4,697
     Foreign currency translation
      adjustments                              (489)           (1,073)
     Unrealized gains on securities               --                 2
                                       -------------     -------------
     Comprehensive income              $       5,419     $       3,626
                                       =============     =============

      Accumulated balances related to each componenet of Other
      Comprehensive Income (Loss) are as follows:

                                       April 2, 2000   January 2, 2000

      Foreign currency translation
       adjustments                     $         100     $         589
      Change in minimum pension
       liability                                (151)            (151)
                                       --------------    -------------
                                       $         (51)    $         438
                                       ==============    =============

G. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

     (Dollars in Thousands, Except Per Share
      Amounts)                               April 2,     April 4,
                                               2000         1999

     Numerator:
      Net income                             $  5,908     $  4,697
     Denominator:
      Denominator for basic earnings
       per share - weighted-average
       shares                                   7,351        7,613

      Effect of stock options                     545          229
                                             --------     --------
      Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions           7,896        7,842
                                             ========     ========

     Basic earnings per share                $    .80     $    .62
                                             ========     ========

     Diluted earnings per share              $    .75     $    .60
                                             ========     ========

H.   The Company adopted Statement of Financial Accounting Standards
     (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The quarterly information required by FAS No. 131 is presented below.

                                     Polymer      Electronic
                                     Materials    Materials      Total
                                     ---------    ----------     -----
(Dollars in Millions)

Three Months ended April 2, 2000
     Net Sales                           $35.5         $28.1     $63.6
     Operating Income                      4.2           3.8       8.0

Three Months ended April 4, 1999
     Net Sales                           $32.5         $32.4     $64.9
     Operating Income                      4.1           2.8       6.9

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

     The Company is currently involved as a PRP in three cases involving waste disposal sites, all of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

     In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998 and $400,000 in 1999 for
     costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998. In 1999, $400,000 was charged. Management believes, based on the facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact of earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net Sales of $63.6 million were down 2% from the record results of the first quarter of 1999. Combined Sales, which include one-half of the sales from the Company's three 50% owned joint ventures, grew 7% to $77 million for the quarter. The Company's favorable first quarter results are primarily attributable to strong sales to the computer and wireless communication markets. In the first quarter of 1999, Rogers sales included $10.6 million of sales of a specialty flexible circuit board laminate to Hutchinson Technology, Inc. (HTI). In 2000, this product, which is manufactured by Mitsui Chemicals, Inc. under a Rogers technology license, is being sold by our new joint venture with Mitsui Chemicals called Polyimide Laminate Systems (PLS). Since PLS is making these sales directly, Rogers share of such sales are reported in Combined Sales rather than in net sales. This change caused first quarter 2000 net sales to be lower than first quarter 1999 net sales. Excluding sales to HTI in both periods, there would have been a 17% increase in Rogers net sales. Despite this change, commissions and profitability levels for Rogers on these sales to HTI are expected to remain essentially the same. The joint venture's sales to HTI in the first quarter of 2000 were substantially lower than the sales made by Rogers to HTI in the first quarter of 1999. This was anticipated as HTI has been reducing its inventory of such materials.

Sales of Polymer Materials for the first three months increased 9% from the comparable 1999 period. Contributing to this increase were the strong sales of silicone and urethane foam materials, primarily to meet demand for wireless communications and computer applications. Also the first quarter of 2000 includes sales of the acquired engineered molding compounds business of Cytec Fiberite for the full period. This business was acquired in late January of 1999 and the first quarter of 1999 included results from the date of acquisition.

Sales of Electronic Materials for the first quarter decreased 13% over the same period in 1999. The decrease in sales is due to the $10.6 million of sales to HTI which are now being made directly by Rogers joint venture, PLS. These sales are now reported in Combined Sales rather than net sales. Excluding sales to HTI in both periods there would have been a 29% increase in Rogers net sales of Electronic Materials. Worldwide sales of high frequency circuit materials set a record in the first three months of 2000 and Rogers has become the leading supplier of such materials to the computer and wireless communications markets. Wireless communications infrastructure, satellite television receivers and wireless communication antennas are the current primary uses for these materials.

Profits and earnings per share for the first three months of 2000 were the highest for any quarter in the Company's history. Compared with the record first quarter last year,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



earnings rose 26% from $4.7 million to $5.9 million. Diluted earnings per share for the quarter were $.75, up from $.60 in the first three months of 1999, an increase of 25%.

Manufacturing profit as a percentage of sales was 33% in the first quarter of 2000 and 28% in the first quarter of 1999. This increase continues the improvement started in 1999 and reflects the attention paid to improving manufacturing yields over the past several years. New equipment has produced immediate process improvements with enhanced product flow and efficiency. This increase also reflects the impact of sales to HTI now being made directly by PLS. For the same quarter in 1999, Rogers sold directly to HTI. These materials are produced for the Company by Mitsui Chemicals, Inc. in Japan and carry a lower margin than material that the Company manufactures.

Selling and administrative expenses for the first three months of 2000 increased in total dollars and increased as a percentage of sales from 14% in the comparable 1999 period to 16% in 2000. The increase primarily reflects the continued strengthening of Corporate Sales and Marketing capabilities along with the continuing development of information systems. It also includes one time licensing and consulting costs.

Research and Development expenses were slightly higher in the first three months of 2000 ($2.9 million) compared to the same period in 1999 ($2.6 million). Greater R&D emphasis continues to be given to the development of new product platforms resulting in the creation of product families. Rogers' program to make Copper-LCP (Liquid Crystal Polymer) film laminates to be used in flexible circuits where superior electrical and physical properties are necessary is an example of a new product platform. Excellent progress continued with this program which will remain in the early development phase during 2000. Major development activities in circuit materials included improvements to the RO3000 (TM), RO2800 (R) and RO4000 (R) high frequency circuit board materials which are designed for use in high volume, low cost, commercial wireless communication applications. RO4350B (R) has been introduced for applications where an improved UL Thermal Index is required. In constructions of .020 inches or greater, RO4350B has a thermal index of 125 degrees celsius or higher. Application of Rogers R&D capability in fillers has improved processing of fluoropolymer based laminates for our RO3000 line of products. Manufacturing improvements designed to significantly improve the dimensional stability and bond of R/flex laminates continued. PORON materials development activities included completion of the development of a wider range of thin tape materials for the flexographic printing industry; commercialization is planned later this year. The first in a series of copper-polyester film laminates were introduced and found significant use as cell phone antennas. To better support the adoption of phenolic molding materials in automotive applications, more sophisticated FEA (finite element analysis) computer system support was installed. Corporate
R&D emphasis on core capability improvement continued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Greater resources were applied to adhesion, better understanding of material dielectric properties and improved flame retardance of several material families. We expect these technical resources to benefit the development of new products for our circuit materials and high performance foam product lines.

Net interest income for 2000 increased slightly from 1999 due mainly to the fact that the Company prepaid a long-term loan in December
1999.  This debt carried a 10.6% interest rate.

Under the Company's unsecured multi-currency revolving credit agreement with Fleet National Bank, it can borrow up to $20.0 million, or the equivalent in Belgian Francs and/or Japanese Yen and eventually the Euro. Amounts borrowed under this agreement must be repaid in full by September 19, 2003. The Company borrowed 390,207,039 Belgian Francs under this arrangement to facilitate the Rogers Induflex acquisition in Belgium in September of 1997. The current interest rate on this loan is 4.32%.

Other income less other charges increased by more than $600,000 when comparing the 2000 first quarter with the comparable 1999 period. Higher royalty and joint venture income account for the increase. Profits of Rogers Inoac Corporation, the Company's joint venture with Inoac Corporation in Japan, improved significantly due to increasing sales of urethane foams for hand held electronic devices and general overall economic strength in Southeast Asia. Durel Corporation, the Company's joint venture with 3M in electroluminescent lamps, had record sales, which were 63% higher than the first quarter of 1999. The profit resulting from these sales was offset by substantial costs associated with the patent infringement lawsuit brought by Durel to protect its proprietary technology. A doubling of Durel's capacity is nearing completion and another significant increase in capacity is planned for later in the year. These increases in capacity are needed to satisfy the rapidly growing demand for electroluminescent lamps in wireless telephones and other hand held electronic devices. Capacity expansions are also being made to satisfy the anticipated increase in demand for Durel's products as a result of this joint venture's February court victory over Osram Sylvania, Inc. In that long pending lawsuit, Durel was awarded $49 million of damages in a jury decision in federal court. Durel had sued Osram Sylvania for patent infringement. Although Osram Sylvania is appealing the jury's decision, the February victory moves Durel significantly closer to successful resolution of this dispute. On April 29, 2000, the court awarded Durel an additional $13 million in interest on the damages of $49 million award earlier. Also included in other income, starting in the first quarter of 2000, are the earnings from PLS, the Company's new joint venture with Mitsui Chemicals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Net cash used in operating activities in the first three months of 2000 totaled $800,000. This compares with $7.8 million provided by operations for the comparable 1999 period. This difference is primarily attributable to higher net inventory levels and a change in the levels of accounts payable and compensation accruals.

In 2000 investments in capital equipment totaled $4.1 million in the first quarter and are expected to approach $25 million for the year. In 1999 capital expenditures in the first quarter were $2.9 million and they finished at $13.6 million for the year. This increase in 2000 is directly related to higher sales of products manufactured by the Company. To satisfy this growing demand, the Company will double capacity in Arizona this summer to manufacture RO4000 high frequency circuit materials and other capacity expansions are also underway. It is anticipated that capital expenditures in 2000 will be financed with internally generated funds.

Management believes that in the near term internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company continually reviews and assesses its lending relationships.

The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. The Company completed its review of systems and operations prior to the end of 1999 and, through April 2, 2000, has not experienced any significant problems related to the year 2000 issue.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs).

The Company is currently involved as a PRP in three cases involving waste disposal sites, all of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998 and $400,000 in 1999 for
costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998. In 1999, $400,000 was charged. Management believes, based on the facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact of earnings.

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

On March 16, 2000 Rogers announced that it was filing an application to list on the New York Stock Exchange (NYSE). On April 18, 2000
Rogers stock began trading on the NYSE with the same ticker symbol of "ROG".

On March 30, 2000 Rogers announced that its Board of Directors had approved a two-for-one split of its common stock. The record date for the split is May 12, 2000 and the distribution date is May 26, 2000. The stock split will be implemented as a 100% stock dividend payable to stockholders. Following the payment date, Rogers will have approximately 15 million shares outstanding.

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are incorporated by reference in the Rogers Corporation 1999 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

                      PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

       (b)There were no reports on Form 8-K filed for the three months ended April 2, 2000.




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


Dated:  May 15, 2000