Form 10-K/A
period 1999-12-31
ROGERS CORP
filed 2000-06-21
CIK 84748

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

For the transition period from _______ to __________

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

      Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange on
   Title of each class                        which registered
   ------------------------               -----------------------------
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

    10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996 and December 21, 1999). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996. The December 21, 1999 restatement and amendment was filed as Exhibit 10e to the 1999 Form 10-K.*

    10f Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

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

    10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999). The 1994 plan, the December 26, 1995, the December 27, 1996 amendments and the December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, 1996 Form 10-K, and the
          1999 Form 10-K, respectively*.

    10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on October 18, 1994, December 22, 1994, December 21, 1995, December 22, 1995, April 16, 1996 and as restated and amended on December 21,
          1999). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments, and the 1999 restatement and amendment were filed as Exhibit 10j to the 1995 , Form 10-K , 1996 Form 10-K, and the 1999 Form 10-K, respectively*.

    10k Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** dated December 18,
          1997.

    10l Rogers Corporation 1998 Stock Incentive Plan (1998, as amended September 9, 1999 and December 21, 1999).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*.

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

                               Exhibit 29a





                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549


                                FORM 11-K
                              ANNUAL REPORT


                     Pursuant to Section 15(d) of the
                     Securities Exchange Act of 1934


               For the fiscal year ended December 31, 1999




               ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
               -------------------------------------------
                         (Full title of the plan)


                            ROGERS CORPORATION
                            -------------------
       (Name of issuer of the securities held pursuant to the plan)


                               P.O. Box 188
                           One Technology Drive
                      Rogers, Connecticut 06263-0188
                 (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

December 31, 1999



Report of Ernst & Young LLP, Independent Auditors ....................... 1
Statements of Net Assets Available for Benefits.......................... 2
Statements of Changes in Net Assets Available for Benefits .............. 3
Notes to Financial Statements............................................ 4
Schedule H, Line 4i - Schedule of Assets Held for Investment
  Purposes at End of Year .............................................. 11
Schedule H, Line 4j - Schedule of Reportable Transactions .............. 12
Consent of Independent Auditors ........................................ 13

            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Rogers Employee Savings and
    Investment Plan Committee
Rogers Corporation


We have audited the accompanying statements of net assets available for benefits of Rogers Employee Savings and Investment Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes at end of year as of December 31, 1999, and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.
These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                        ERNST & YOUNG LLP


Providence, Rhode Island
May 12, 2000

                 Rogers Employee Savings and Investment Plan

               Statements of Net Assets Available for Benefits



                                                   December 31
                                                1999         1998
                                           ---------------------------
Assets:

Investments (Note C):
  At fair value                            $28,559,065     $25,480,344
  At contract value                         17,561,332      13,164,211
Participant's notes receivable                 829,061         907,607
                                           ----------------------------
Net assets available for plan benefits     $46,949,458     $39,552,162
                                           ============================


See notes to financial statements.

               Rogers Employee Savings and Investment Plan

         Statements of Changes in Net Assets Available for Benefits




                                               Year ended December 31
                                                  1999        1998
                                               -----------------------
Additions:
Investment Income:
  Net appreciation in fair value
   of investments (Note C)                     $ 4,488,928  $ 1,509,342
  Interest                                         869,503      811,337
                                               ------------------------
                                                 5,358,431    2,320,679
                                               ------------------------

Contributions:
  Participant                                    3,511,622    3,214,476
  Employer                                         716,253      702,675
                                               ------------------------
                                                 4,227,875    3,917,151
                                               ------------------------
Total additions                                  9,586,306    6,237,830
                                               ------------------------


Deductions:
Distributions to participants                    2,180,457    1,432,650
Administrative expenses                              8,553        4,534
                                               ------------------------
Total deductions                                 2,189,010    1,437,184
                                               ------------------------
Net increase                                     7,397,296    4,800,646


Net assets available for benefits:
  Beginning of year                             39,552,162   34,751,516
                                               ------------------------
  End of year                                  $46,949,458  $39,552,162
                                               ========================



See notes to financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                 ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

                   Years Ended December 31, 1999 and 1998



NOTE A--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan (the Plan or RESIP) is a contributory defined contribution plan covering all regular U.S. employees who have completed at least one month of continuous service. Effective January 1, 1999, the one month waiting period was eliminated. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $10,000 in 1999 and 1998, 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing. Since July 1, 1999, participant contributions are allocated in any combination of the following fifteen available investment options.

     A. Fixed Income Fund - invested in the CIGNA Guaranteed Long-Term Fund which is invested primarily in intermediate-term bonds and commercial mortgages.

     B. Equity Funds - the following equity fund options represent pooled separate accounts of CIGNA:

         1. Account SA-55Q - invested solely in Fidelity Puritan Fund, a mutual fund consisting of a broadly diversified portfolio of high-yielding securities, including common stocks, preferred stocks and bonds. (Eliminated effective October 1, 1999).

         2. Account SA-55P - invested solely in the Fidelity Equity-Income II Fund, a mutual fund consisting of income-producing equity securities with potential for capital appreciation.

         3. Account SA-55A - invested solely in the Fidelity Advisor Growth Opportunities Fund, a mutual fund consisting of primarily common stocks and securities convertible into common stock.

         4. Account SA-55F - invested solely in the Warburg Pincus Advisor International Equity Fund, a mutual fund consisting of a broadly diversified portfolio of equity securities of financially strong non-U.S. issuers located in growing international economies. (Eliminated effective
             October 1, 1999).

                       NOTES TO FINANCIAL STATEMENTS

                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               (continued)



NOTE A--DESCRIPTION OF THE PLAN (continued)


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

         7. Account SA-55NM - invested solely in Neuberger & Berman Partners Account, a mutual fund consisting of investments in stocks of mid-sized companies that are selling for less than their perceived market value in an effort to provide capital growth. (Eliminated effective October 1, 1999).

         8. Account SA-B - invested solely in the CIGNA Large Company Stock Index Account, a mutual fund consisting of investments in common stock representing the S&P 500 Index and S&P 500 Index futures instruments.

         9. Account SA-55E2 - invested solely in the Lazard International Equity Account, a mutual fund consisting of investments primarily in the equity securities of relatively large companies outside the U.S. that are inexpensively priced relative to their earnings, cash flow or asset values. (Contributions effective July 1, 1999).

        10. Account SA-CFB - invested solely in the CIGNA Charter Balanced Fund I, a mutual fund that seeks to achieve a high total return on investment through capital appreciation and current income by investing in a combination of equity and fixed income securities. (Contributions effective July 1, 1999).

        11. Account SA-CG - investing solely in the CIGNA Charter Large Company Stock-Growth Fund, a mutual fund that seeks to provide investors with consistent, competitive investments results through the selection of large capitalization growth stocks and be managing risk in all market conditions.
             (Contributions effective July 1, 1999).

        12. Account SA-FTF - investing solely in the CIGNA Charter Small Company Stock-Growth Fund, a mutual fund that seeks to achieve long-term capital appreciation. (Contributions effective
             July 1, 1999).

                       NOTES TO FINANCIAL STATEMENTS

                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               (continued)


NOTE A--DESCRIPTION OF THE PLAN (continued)


        13. Account SA-MCG - investing solely in the CIGNA Midsize Company Stock-Growth Fund, a mutual fund that seeks to achieve long-term growth of capital, outperform the Russell Midcap Index over full market cycles and perform in the top half of the peer group of similar style mid cap growth managers. (Contributions effective July 1, 1999).

     C. Rogers Stock Fund - capital stock of Rogers Corporation.


All participants, except those in collective bargaining units, are eligible to receive matching Company contributions. The Company may contribute any factor from 0% to 50% of each participant's contribution, as determined by the Board of Directors. The Company contributed 50% of the first 5% of each participant's annual compensation in 1999 and 1998. The matching Company contribution is invested in Company stock.

Participants may borrow from their fund accounts a minimum of $1,000 and to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan terms range from one month to five years or up to fifteen years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined periodically by the Plan administrator. Principal and interest are paid ratably through payroll deductions.

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

                       NOTES TO FINANCIAL STATEMENTS

                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               (continued)


NOTE A--DESCRIPTION OF THE PLAN (continued)

A participant's tax-deferred contributions cannot be withdrawn prior to age 59-1/2 except for an immediate financial hardship, as defined by the Plan. Company contributions can be drawn upon after five years in the Plan and a participant can withdraw funds for any reason upon reaching age 59-1/2. Upon early retirement, normal retirement, total disability, as defined by the Plan, death, or any other termination of employment, a participant may receive the value of the vested portion of his or her total account offset by any outstanding Plan loans.

PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants would become 100% vested in their accounts.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accounts of the Plan are reported on the accrual basis.

Valuation of Investments

Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. Investments in pooled separate accounts are stated at fair value based on the year end market value of each unit held, which is based upon the market value of the underlying assets of the funds less investment management fees and asset charges.

The investments in CIGNA's Guaranteed Long-Term Fund are valued at contract value as estimated by CIGNA, which approximates market. Contract value represents contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses. The interest rate for CIGNA's guaranteed long-term fund is determined twice a year and is guaranteed not to change for six months. The average interest rate was 5.70% for 1999 and 6.13% for 1998. The crediting interest rate was 6.40% for 1999 and ranged from 6.05% to 6.20% in 1998.

                       NOTES TO FINANCIAL STATEMENTS

                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               (continued)



NOTE B--SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

The Plan has adopted Statement of Position 99-3, "Accounting for and Reporting of Certain Defined Contribution Benefit Plan Investments and Other Disclosure Matters," for the 1999 financial statement presentation. Accordingly, the 1998 amounts have been reclassified to conform with Statement of Position 99-3.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Administrative Expenses

The majority of the costs and expenses incurred in connection with the operation of the Plan have been borne by Rogers Corporation.

NOTE C--INVESTMENTS

The following presents investments that represent five percent or more of the Plan's net assets.

                                                      December 31
                                                    1999        1998
                                               ------------------------

CIGNA Guaranteed Long-Term Fund                $17,561,332  $13,164,211

Fidelity Equity-Income II Fund                   6,084,904    6,742,073

Fidelity Advisor Growth Opportunities Fund       5,420,631    5,730,519

Janus Worldwide Fund                             3,657,541    1,104,520

Fidelity Puritan Fund                                    -    3,250,732

Rogers Stock Fund                                8,355,388*   5,581,094*


* Nonparticipant - directed

                         NOTES TO FINANCIAL STATEMENTS

                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               (continued)


NOTE C--INVESTMENTS (continued)

During 1999 and 1998, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value as follows:

                                                    1999        1998
                                               -------------------------

      Equity Funds                              $2,558,325    $3,085,794
      Rogers Stock Fund                          1,930,603    (1,576,452)
                                                -------------------------
                                                $4,488,928    $1,509,342
                                                =========================

NOTE D--NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets available for plan benefits and the significant components of changes in net assets available for benefits related to the nonparticipant-directed investments is as follows:

                                                    1999        1998
                                               ------------------------
Net Assets:
 Rogers Common Stock                            $8,355,388   $5,581,094
                                               ========================

Changes in Net Assets:
 Contributions:
  Participant                                   $  380,845   $  376,882
  Employer                                         716,253      702,675
 Net appreciation (depreciation)                 1,930,603   (1,576,452)
Distributions to participants                     (241,230)    (144,226)
Transfers to participant-directed investments       (3,624)     353,919
Administrative expenses                             (8,553)      (4,534)
                                                ------------------------
                                                $2,774,294   $ (291,736)
                                                ========================

NOTE E--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 1999 and 1998, the Plan entered into the following transactions with parties-in-interest:
                                              December 31
                                      1999                  1998
                             ----------------------------------------------
                                Shares     Amount     Shares     Amount
                             ----------------------------------------------
Rogers Corporation:
Purchases of capital stock   88,951.769  $2,760,719  60,069.098  $1,913,606
Sales of capital stock, at
market value                 56,787.246   1,923,627  19,102.599     672,218

                         NOTES TO FINANCIAL STATEMENTS

                ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                               (continued)


NOTE F--INCOME TAX STATUS

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

                           Supplemental Schedules

    SCHEDULE H, LINE 4i - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                 AT END OF YEAR
                       EIN NO: 06-0513860  PLAN NO:  006
                 ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                             December 31, 1999

                             Description of Invest-
                             ment Including Maturity
  Identity of Issue          Date, Rate of Interesr              Current
     or Borrower             Par or Maturity Value    Cost        Value
----------------------------------------------------------------------------
Equity Funds
------------

CIGNA Pooled Separate
           Accounts:*

 SA-FTF- CIGNA Charter
  Small Company Stock        37,523.749 units of
  Growth Fund                participation                       $   588,348

 SA-55P - Fidelity           136,803.370 units of
  Equity-Income II Fund      participation                         6,084,904

 SA-55A - Fidelity Advisor
  Growth Opportunities Fund  67,038.370 units of
                             participation                         5,420,631

 SA-CFB - CIGNA Charter      41,149.813 units of
  Balanced Fund I            participation                           435,831

 SA - 55EV - Janus           40,876.174 units of
  Worldwide Fund             participation                         3,657,541

 SA-CG - CIGNA Charter
  Large Company Stock-       60,421.202 units of
  Growth Fund                participation                         1,074,655

 SA-MCG- CIGNA Midsize       17,744.271 units of
  Company Stock-Growth Fund  participation                           200,437

 SA - 55E3 - Lazard Small    21,066.541 units of
  Cap Portfolio              participation                           438,619

 SA55E2- Lazard
  International Equity       15,913.767 units of
  Account                    participation                           345,402

 SA-B - CIGNA Large Company  24,851.658 units of
  Stock Index Account        participation                         1,957,309
                                                                  ----------
                                                                  20,203,677
Fixed Income Fund
-----------------

CIGNA Guaranteed Long-Term   511,329.056 units of
Fund*                        participation                        17,561,332

Rogers Stock Fund (Non-
Participant Directed)
------------------------
 Capital Stock:
  Rogers Corporation*        215,508.522 shares      $6,538,493    8,355,388

Loan Fund
-----------------------
 Participant loans *         Participant loans,
                             interest from
                             6.5% to 10.0%                           829,061
                                                     -----------------------
                                                     $6,538,493  $46,949,458
                                                     =======================

* Indicates party-in-interest to the Plan.

          Schedule H, Line 4j - SCHEDULE OF REPORTABLE TRANSACTIONS
                     EIN NO:  06-0513860      PLAN NO: 006
              ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                        Year Ended December 31, 1999



                                                         Current
                                                         value
                                                         of Asset
Identity                                                 on Trans-  Net
of Party  Description    Purchase  Selling    Cost       action     Gain/
Involved  of Assets      Price     Price      of Asset   Date       (Loss)
--------  -------------- --------- ---------- ---------  ---------- --------

Category (iii)--A series of securities transactions in excess of
     5% of plan assets
-----------------------------------------------------------------

Rogers    Rogers
Corpor-   Corporation
ation     Common Stock

          Purchased
          88,951.769
          shares in 109
          transactions    $2,760,719           $2,760,719 $2,760,719

          Sold 56,787.246
          shares in 119
          transactions              $1,923,627  1,669,214  1,923,627 $254,413



There were no category (i), (ii) or (iv) reportable transactions during 1999.

* Indicates party-in-interest to the Plan.

                     CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087,
33-53353, and 333-14419) pertaining to the Rogers Employee Savings and Investment Plan of Rogers Corporation of our report dated May 12, 2000, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan included in this Annual Report
(Form 11-K) for the year ended December 31, 1999.



                                                ERNST & YOUNG LLP


Providence, Rhode Island
June 16, 2000