Form 10-Q
period 2000-07-02
ROGERS CORP
filed 2000-08-10
CIK 84748

Total pages included - 16


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

                                    OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

                                            Yes   X   No

The number of shares outstanding of the Registrant's classes of common stock as of July 30, 2000:

               Capital Stock, $1 Par Value-14,954,239 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               July 2, 2000


                                   INDEX


                                                               Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended
        July 2, 2000 and July 4, 1999                            3

   Consolidated Balance Sheets--
      July 2, 2000 and January 2, 2000                         4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended July 2, 2000 and
        July 4, 1999                                             6

   Supplementary Notes                                         7-10

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              10-15

PART II--OTHER INFORMATION

Item 6.  Reports on Form 8-K                                    16

SIGNATURES                                                      16

PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                    ROGERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in Thousands Except for Per Share Amounts)

                                    Three Months Ended:      Six Months Ended:
                                   ---------------------    --------------------
                                    July 2,      July 4,     July 2,     July 4,
                                     2000         1999        2000        1999
                                   --------     --------    --------    --------
Net Sales                          $ 61,266     $ 62,801    $124,906    $127,705

 Cost of Sales                       41,194       46,376      83,687      92,946
 Selling and Administrative
   Expenses                           9,709        8,599      19,894      17,452
 Research and Development Expenses    3,246        2,519       6,175       5,143
                                   --------     --------    --------    --------
Total Costs and Expenses             54,149       57,494     109,756     115,541
                                   --------     --------    --------    --------

Operating Income                      7,117        5,307      15,150      12,164

Other Income less Other Charges       1,846          699       2,058         307
Interest Income, Net                    110           24         186          82
                                   --------     --------    --------    --------

Income Before Income Taxes            9,073        6,030      17,394      12,553

Income Taxes:
  Federal and Foreign                 2,540        1,649       4,870       3,475
  State                                  91           40         174          40
                                   --------     --------    --------    --------

Net Income                         $  6,442     $  4,341    $ 12,350    $  9,038
                                   ========     ========    ========    ========

Net Income Per Share (Note G):
  Basic                            $   0.43     $   0.29    $   0.84    $   0.60
                                   ========     ========    ========    ========

  Diluted                          $   0.41     $   0.28    $   0.78    $   0.58
                                   ========     ========    ========    ========

Shares Used in Computing (Note G):
  Basic                          14,814,000   15,212,000  14,758,000  15,219,000
                                 ==========   ==========  ==========  ==========

  Diluted                        15,773,000   15,758,000  15,783,000  15,721,000
                                 ==========   ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.
                                 - 3 -

                    ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)



                                      July 2, 2000     January 2, 2000
                                      ------------     ---------------
Current Assets:

  Cash and Cash Equivalents              $  10,838           $   9,955

  Accounts Receivable, Net                  43,408              33,884

  Inventories:
    Raw Materials                           10,699              10,566
    In-Process and Finished                 18,609              12,753
                                         ---------           ---------
      Total Inventories                     29,308              23,319

  Current Deferred Income Taxes              4,728               4,728

  Other Current Assets                         914                 661
                                         ---------           ---------

      Total Current Assets                  89,196              72,547
                                         ---------           ---------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $80,688 and $75,069                       87,543              84,652

Investment in Unconsolidated Joint
  Ventures                                   4,954               5,294

Pension Asset                                4,223               4,223

Goodwill and Other Intangibles, Net         14,285              14,510

Other Assets                                 2,027               2,180
                                         ---------           ---------

      Total Assets                       $ 202,228           $ 183,406
                                         =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)

                                      July 2, 2000     January 2, 2000
                                      ------------     ---------------
Current Liabilities:

  Accounts Payable                        $ 13,123            $ 14,855
  Accrued Employee Benefits and
    Compensation                             9,852              10,782
  Accrued Income Taxes Payable               8,566               4,341
  Taxes, Other than Federal and Foreign
    Income                                   1,816                 518
  Other Accrued Liabilities                  9,306               6,245
                                          --------            --------

      Total Current Liabilities             42,663              36,741
                                          --------            --------

Long-Term Debt                               9,740               9,740

Noncurrent Deferred Income Taxes             6,253               6,362

Noncurrent Pension Liability                 4,215               4,215

Noncurrent Retiree Health Care and Life
  Insurance Benefits                         5,966               5,966

Other Long-Term Liabilities                  3,630               3,965

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000; Issued
    Shares 15,302,230 and 15,047,552        15,302              15,430
  Additional Paid-In Capital                28,660              27,001
  Treasury Stock (382,900 shares)         (13,436)            (13,436)
  Accumulated Other Comprehensive
    Income, (Loss)                            (98)                 438
  Retained Earnings                         99,333              86,984
                                          --------            --------

      Total Shareholders' Equity           129,761             116,417
                                          --------            --------
      Total Liabilities and
        Shareholders' Equity              $202,228            $183,406
                                          ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollars in Thousands)
                                                        Six Months Ended:

                                                       July 2,     July 4,
                                                        2000        1999
                                                      -------     -------
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net Income                                          $12,350     $ 9,038
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                     6,517       5,995
      Expense (Benefit) for Deferred Income Taxes          13       (146)
      Equity in Undistributed (Income) of
       Unconsolidated Joint Ventures, Net             (1,238)       (180)
      Loss on Disposition of Assets                       325          40
      Noncurrent Pension and Postretirement Benefits       43         123
      Other, Net                                         (30)       (577)
      Changes in Operating Assets and Liabilities:
          Accounts Receivable                         (9,156)     (1,166)
          Inventories                                 (6,231)       1,976
          Prepaid Expenses                              (276)       (242)
          Accounts Payable and Accrued Expenses         6,254       5,449
                                                     --------    --------
            Net Cash Provided by Operating
               Activities                               8,571      20,310


CASH FLOWS PROVIDED BY (USED IN) INVESTING
     ACTIVITIES:
Capital Expenditures                                  (9,776)     (7,004)
Acquisition of Business                                    --     (4,302)
Proceeds from Sale of Marketable Securities                --         256
Investment in Unconsolidated Joint Ventures and
   Affiliates                                             882         737
                                                     --------    --------

            Net Cash (Used in) Investing Activities   (8,894)    (10,313)


CASH FLOWS PROVIDED BY (USED IN) FINANCING
     ACTIVITIES:
Proceeds from Short and Long-Term Borrowings              377         399
Repayments of Debt Principal                            (306)          --
Acquisition of Treasury Stock                              --       (695)
Proceeds from Sale of Capital Stock                     1,045         202
                                                     --------     -------

             Net Cash Provided by (Used in)
              Financing Activities                      1,116        (94)

Effect of Exchange Rate Changes on Cash                    90        (35)
                                                     --------     -------

Net Increase in Cash and Cash Equivalents                 883       9,868
Cash and Cash Equivalents at Beginning of Year          9,955       9,592
                                                     --------     -------

Cash and Cash Equivalents at End of Quarter           $10,838     $19,460
                                                     ========     =======

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

C. Interest paid during the first six months of 2000 and 1999 was $442,000 and $558,000, respectively.

D. Income taxes paid were $378,000 and $202,000 in the first six months of 2000 and 1999, respectively.

E. Rogers 1999 sales to Hutchinson Technology, Inc. by quarter (in millions) were:
     $10.6 in the first quarter; $9.6 in the second quarter; $7.5 in the third quarter and $3.0 in the fourth quarter.

F.   The  components of comprehensive income, net of related tax,   are  as
     follows:

                                    Three Months Ended:     Six Months Ended:
                                    -------------------    ------------------
     (Dollars In Thousands)         July 2,     July 4,    July 2    July 4,
                                     2000        1999       2000      1999
                                    -----------------------------------------

     Net income                     $ 6,442     $ 4,341    $12,350    $9,038
     Foreign currency translation      (47)       (361)      (536)   (1,434)
       adjustments
     Unrealized gains on securities      --          --         --         2
                                    -------------------    -----------------
     Comprehensive income           $ 6,395     $ 3,980    $11,814    $7,606
                                    ===================    =================

     Accumulated balances related to each component of Other Comprehensive Income (Loss) are as follows:

                                       July 2, 2000         January 2, 2000
                                       ------------         ---------------
Foreign currency translation
   adjustments                               $   53                  $  589
Change in minimum pension liability           (151)                   (151)
                                            -------                 -------
                                             $ (98)                  $  438
                                            =======                 =======

G. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial
     Accounting Standards No. 128, "Earnings per Share":

                                     Three Months Ended:     Six Months Ended:
                                     -------------------     -----------------
     (In Thousands, Except
        Per Share Amounts)           July 2,     July 4,     July 2,   July 4,
                                      2000        1999        2000      1999
                                     -------------------     -----------------
  Numerator:
     Net income                      $ 6,442     $4,341      $12,350   $ 9,038


  Denominator:
     Denominator for basic earnings
     per share -                      14,814     15,212       14,758    15,219
       Weighted-average shares

     Effect of stock options             959        546        1,025       502
                                     ------------------      -----------------
     Denominator for diluted
       earnings per Share -
       adjusted weighted-average
       Shares and assumed
       conversions                    15,773     15,758       15,783    15,721
                                     ==================      =================

  Basic earnings per share           $  0.43    $  0.29      $  0.84   $  0.60
                                     ==================      =================

  Diluted earnings per share         $  0.41    $  0.28      $  0.78   $  0.58
                                     ==================      =================

H. The Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The quarterly information required by FAS No. 131 is presented below.

                                        Polymer      Electronic
     (Dollars in Millions)             Materials      Materials      Total
     ---------------------------------------------------------------------

     Three months ended July 2, 2000
       Net Sales                          $34.8          $26.5       $61.3
       Operating Income                     4.0            3.1         7.1
     Three months ended July 4, 1999
       Net Sales                          $32.4          $30.4       $62.8
       Operating Income                     3.7            1.6         5.3
     Six months ended July 2, 2000
       Net Sales                          $70.3          $54.6      $124.9
       Operating Income                     8.2            7.0        15.2
     Six months ended July 4, 1999
       Net Sales                          $64.9          $62.8      $127.7
       Operating Income                     7.8            4.4        12.2

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

     The Company is currently involved as a PRP in three cases involving waste disposal sites, all of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from an insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

     In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998 and $400,000 in 1999 for
     costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charge in 1996, 1997, and 1998. In 1999, $400,000 was charged and in 2000, through June, an additional $600,000 has been charged. Management believes, based on the facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

J. To help widen the distribution and enhance the marketability of the Company's Capital Stock, the Board of Directors, effected a two-for-one stock split in the form of a 100% stock dividend on May 12, 2000. All references in the financial statements to number of shares and per share amounts have been restated to reflect the increased number of capital shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales of $61.3 million in the second quarter and $124.9 million for the first half of 2000 were down 2%, respectively, from the comparable periods in 1999. In the second quarter and first half of 1999, Rogers sales included $9.6 million and $20.2 million of sales of a flexible circuit board laminate to Hutchinson Technology, Inc. (HTI). In 2000, this product, which is manufactured by Mitsui Chemicals, Inc. under a Rogers technology license, is being sold by our new joint venture with Mitsui Chemicals called Polyimide Laminate Systems (PLS). Since PLS is making these sales directly, Rogers share of such sales is reported in Combined Sales rather than in net sales. This change caused second quarter and the first half of 2000 net sales to be lower than the comparable periods of 1999. Despite this change, commissions and profitability levels for Rogers on these sales to HTI are expected to remain essentially the same. Excluding sales to HTI in both the second quarter and first half of 1999 and 2000 would have resulted in increases of 15% and 16%, respectively in Rogers net sales. On the same basis, Combined Sales which include one-half of the sales from the Company's 50% owned joint ventures, were $78 million for the quarter and $155 million for the first half, up 17% and 16%, respectively, over the same periods in 1999. The Company's favorable 2000 results are primarily attributable to strong sales to the computer and wireless communication markets. The joint venture's sales to HTI in the second quarter and first half of 2000 were substantially lower than the sales made by Rogers to HTI in the comparable periods of 1999. This was anticipated as HTI has been reducing its inventory of such materials.

Sales of Polymer Materials for the second quarter and first half of the year increased 7% and 8%, respectively, from the comparable periods of 1999. Contributing to the increase were the continuing strong sales of silicone and urethane foam materials, primarily to meet demand for wireless communications and computer applications. Also the first half of 2000 includes sales of the acquired engineered molding compounds business of Cytec Fiberite for the full period. This business was acquired in late January of 1999 and the first half of 1999 included results from the date of acquisition.

Sales of Electronic Materials for the second quarter and first half of 2000 both decreased 13%, respectively, over the comparable periods of 1999. The decrease in sales is due to the $20.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


million of sales to HTI which are now being made directly by Rogers joint venture, PLS. These sales are now reported in Combined Sales rather than net sales. Excluding sales to HTI in both the second quarter and first half of 1999 and 2000, there would have been a 27% and 28% increase in Rogers net sales of Electronic Materials.
Worldwide sales of high frequency circuit materials continue to exceed the Company's expectations in the second quarter and first half of 2000. Rogers has become the leading supplier of such materials to the computer and wireless communications markets. Wireless communication infrastructure, satellite television receivers and wireless communication antennas are the current primary uses for these materials.

Profits and earnings per share for the second quarter and the first half of 2000 were the highest of any comparable periods in the Company's history. Compared with the record second quarter and first half of last year, earnings rose 48% and 37%, respectively, to $6.4 million and $12.3 million. Diluted earnings per share for the second quarter this year were $.41, up from $.28 in the same period last year. For the first half of 2000, diluted earnings per share were $.78 compared to $.58 in the same six-month period of 1999. These numbers reflect the two-for-one stock split which occurred in the second quarter of 2000.

Manufacturing profit as a percentage of sales in the first six months of 2000 and 1999 was 33% and 27%, respectively. This increase continues the improvement started in 1999 and reflects the attention paid to improving manufacturing yields over the past several years. New equipment has produced immediate process improvements with enhanced product flow and efficiency and increased utilization of equipment has also contributed to the improvement. This increase also reflects the impact of sales to HTI now being made directly by PLS. During the first half of 1999, Rogers sold FLEX-I-MID (R) materials directly to HTI. These materials are produced for the Company by Mitsui Chemicals, Inc. in Japan and carry a lower margin than materials that the Company manufactures.

Selling and administrative expenses for the second quarter and first half of 2000 increased in total dollars and as a percentage of sales from 14% in the comparable 1999 periods to 16% in 2000. The increase primarily reflects the continued strengthening of Corporate Sales and Marketing capabilities along with the continuing development of information systems. It also includes one time licensing and consulting costs. Rogers Korea, Inc., a sales and marketing office with warehousing facilities, officially opened in Seoul, Korea in the second quarter of 2000. This local presence will allow the Company to more effectively service its growing customer base where sales increased 117% over last year's second quarter.

Research and Development expenses were 20% higher in the first six months of 2000, $6.2 million, compared to $5.1 million, for the comparable period in 1999. Greater R&D emphasis continues to be given to the development of new product platforms resulting in the creation of product families.
Rogers' program to make Copper-LCP (Liquid Crystal Polymer) film laminates to be used in flexible circuits where superior electrical and physical properties are necessary is an example of a new product platform. Steady progress continued with this program which will remain in the early development phase during 2000. Major development activities in circuit materials included improvements to the RO3000 (TM), RO2800 (R) and RO4000 (R) high frequency

<PAGE)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


circuit board materials which are designed for use in high volume, low cost, commercial wireless communication applications. RO4350B (R) material has been introduced for applications where an improved UL Thermal Index is required. In constructions of .020 inches or greater, RO4350B has a thermal index of 125 degrees Celsius or higher. Application of Rogers R&D capability in fillers has improved processing of fluoropolymer based laminates for our RO3000 line of products. Manufacturing improvements designed to significantly improve the dimensional stability and bond of R/flex laminates continued. PORON materials development activities included commercialization of a wider range of thin tape materials for the flexographic printing industry. The first in a series of copper-polyester film laminates were introduced and found significant use as cellular telephone antennas.

Corporate R&D emphasis on core capability improvement continued. Greater resources were applied to adhesion, better understanding of material dielectric properties and improved flame retardance of several material families. It is expected that these technical resources will benefit the development of new products for our circuit materials and high performance foam product lines.

Net interest income for 2000 increased from 1999 due mainly to the fact that the Company prepaid a long-term loan in December 1999. This debt carried a 10.6% interest rate.

Under the Company's unsecured multi-currency revolving credit agreement with Fleet National Bank, it can borrow up to $20.0 million, or the equivalent in Belgian Francs and/or Japanese Yen and eventually the Euro. Amounts borrowed under this agreement must be repaid in full by September 19, 2003. The Company borrowed 390,207,039 Belgian Francs under this arrangement to facilitate the Rogers Induflex acquisition in Belgium in September of 1997. The current interest rate on this loan is 4.97%.

Other income less other charges increased by more than $1.7 million when comparing the first half of 2000 with the comparable 1999 period. Higher income from joint ventures account for the increase. The increase in joint venture income is due to the addition of sales income and commissions from PLS and the strong performance of Durel Corporation, the Company's joint venture with 3M in electroluminescent lamps, particularly in the second quarter. Durel Corporation, had record sales, which were 92% higher than the second quarter and 78% higher than the first half of 1999. These higher sales, along with lower expenses associated with the Osram Sylvania litigation, have resulted in a significant increase in Durel's profitability in the second quarter. Continued penetration of the cellular telephone handset market is driving this growth and additional capacity will be brought on line in the third quarter of this year. This follows a doubling of capacity completed earlier this year. To meet the demand from this rapidly growing market, Durel has also begun construction of a 75,000 square foot addition to be completed by the first quarter of 2001. In February of this year, Durel achieved a court victory over Osram Sylvania, Inc. In that long pending lawsuit, Durel was awarded $49 million of damages in a jury decision in federal court. Durel had sued Osram Sylvania for patent infringement. Although Osram Sylvania is appealing the jury's decision, the February victory moves Durel significantly closer to successful resolution of this dispute. On April 29, 2000, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


court awarded Durel an additional $13 million in interest on the damages of $49 million awarded earlier.

Profits of Rogers Inoac Corporation, the Company's joint venture with Inoac Corporation in Japan, improved significantly due to increasing sales of urethane foams for hand held electronic devices and general overall economic strength in Southeast Asia.

On June 29, 2000 Rogers signed a joint venture agreement with Chang Chun Plastics Co., Ltd. (CCP), a $1.1 billion specialty chemical manufacturer. Combining Rogers leading-edge flexible circuit materials technology with CCP's outstanding manufacturing capabilities and long established market position in Taiwan will enable the joint venture to be a leading flexible circuit materials supplier in Taiwan.

Net cash provided by operating activities in the first six months of 2000 totaled $8.6 million. This compares with $20.3 million in the comparable 1999 period. This difference is attributable to higher accounts receivable and inventory levels which more than offset increased income, depreciation and accounts payable levels. Accounts receivable increased primarily due to sales volume increases and investments in joint ventures. Inventories have increased to support higher customer demand and in particular at the Molding Materials Division where we have built inventory in anticipation of the final move of the Cytec equipment from Winona, Minnesota to Manchester, Connecticut. The Cytec business and equipment was acquired in late January 1999.

In 2000 investments in capital equipment totaled $9.8 million in the first half and are expected to approach $25 million for the year. In 1999 capital expenditures in the first half were $7.0 million and they finished at $13.6 million for the year. This increase in 2000 is directly related to higher sales of products manufactured by the Company. To satisfy this growing demand, the Company completed a 50% capacity increase in Arizona for the RO4000 high frequency circuit materials. The Company has also begun construction of a building addition in Arizona and is in the process of acquiring additional acreage in both Arizona and Gent, Belgium. Management believes that in the near term internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company continually reviews and assesses it lending relationships.

The year 2000 issue was the result of computer programs using two digits rather than four to define the applicable year. The Company completed its review of systems and operations prior to the end of 1999 and, through July 2, 2000 has not experienced any significant problems related to the year 2000 issue.

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The Company is currently involved as a PRP in three cases involving waste disposal sites, all of which are Superfund sites. These proceedings are at a preliminary stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to several of these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from an insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis o f estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998. In 1999, $400,000 was charged and in 2000, through June, an additional $600,000 has been charged. Management believes, based on the facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

On March 30, 2000 Rogers announced that its Board of Directors had approved a two-for-one split of its common stock. The record date for the split was May 12, 2000 and the distribution date was May 26, 2000. The stock split was implemented as a 100% stock dividend payable to stockholders. Rogers now has approximately 15 million shares outstanding.

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

                        PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       (27)    Financial Data Schedule

       (b)There were no reports on Form 8-K filed for the three months ended July 2, 2000.





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

Dated:  August 10, 2000