Form 10-Q
period 2000-10-01
ROGERS CORP
filed 2000-11-14
CIK 84748

Total pages included - 16


		     SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C. 20549

			       FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

		Yes        X            No

The number of shares outstanding of the Registrant's classes of common stock as of October 29, 2000:

		  Capital Stock, $1 Par Value-15,084,074 shares

		   ROGERS CORPORATION AND SUBSIDIARIES
			       FORM 10-Q
			     October 1, 2000


				  INDEX
				  -----

								  Page No.
								  --------
PART I--FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited):

    Consolidated Statements of Income--
       Three Months and Nine Months Ended
	October 1, 2000 and October 3, 1999                          3

    Consolidated Balance Sheets--
       October 1, 2000 and January 2, 2000                   4-5

    Consolidated Statements of Cash Flows--
       Nine Months Ended October 1, 2000 and
	October 3, 1999                                              6

    Supplementary Notes                                      7-10

Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations           10-15

PART II--OTHER INFORMATION
--------------------------

Item 6.  Reports on Form 8-K                                  16

SIGNATURES                                                    16
----------

PART I - FINANCIAL INFORMATION

			   ITEM I. FINANCIAL STATEMENTS

		       ROGERS CORPORATION AND SUBSIDIARIES
			CONSOLIDATED STATEMENTS OF INCOME
	       (Dollars in Thousands Except for Per Share Amounts)

                  		     Three Months Ended:              Nine Months Ended:
                		  -------------------------      --------------------------
	                	  October 1,     October 3,      October 1,      October 3,
		                    2000           1999            2000            1999
               		   ----------     ----------      ----------      ----------
Net Sales         $   62,357     $   61,076      $  187,263      $  188,781

Cost of Sales         41,662         42,711         125,349         135,657
Selling and
 Administrative
 Expenses             10,026          9,657          29,920          27,109
Research and
 Development
 Expenses              2,942          2,529           9,117           7,672
                		  ----------     ----------      ----------      ----------
Total Costs
 and Expenses         54,630         54,897         164,386         170,438
                		  ----------     ----------      ----------      ----------

Operating Income       7,727          6,179          22,877          18,343

Other Income less
 Other Charges         1,938            138           3,996             445
Interest Income,
 Net                     104             83             290             165
                		  ----------     ----------      ----------      ----------
Income Before
 Income Taxes          9,769          6,400          27,163          18,953

Income Taxes:
  Federal and
   Foreign             2,735          1,695           7,606           5,170
  State                   98             97             271             137
                	  ----------     ----------      ----------      ----------
Net Income        $    6,936     $    4,608      $   19,286      $   13,646
		                 ==========     ==========      ==========      ==========
Net Income Per
 Share (Note G):
  Basic           $     0.46     $     0.30      $     1.30      $     0.90
                	  ==========     ==========      ==========      ==========

  Diluted         $     0.44     $     0.29      $     1.22      $     0.87
               		  ==========     ==========      ==========      ==========
Shares Used in
 Computing
 (in thousands)
 (Note G):
   Basic              14,955         15,270          14,832          15,200
               		  ==========     ==========      ==========      ==========

   Diluted            15,830         15,904          15,807          15,746
               		  ==========     ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

		      ROGERS CORPORATION AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
				    ASSETS
			     (Dollars in Thousands)


                            				       October 1, 2000      January 2, 2000
				                                   ---------------      ---------------
Current Assets:

  Cash and Cash Equivalents             $    7,754             $    9,955

  Accounts Receivable, Net                  38,062                 33,601

  Accounts Receivable, Joint Ventures        8,154                    283

  Inventories:
     Raw Materials                          11,218                 10,566
     In-Process and Finished                17,200                 12,753
                                     				----------             ----------
	Total Inventories                          28,418                 23,319

  Current Deferred Income Taxes              4,728                  4,728

  Other Current Assets                       1,194                    661
                                    					----------             ----------
       Total Current Assets                 88,310                 72,547
                                     				----------             ----------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $82,853 and $75,069                       93,025                 84,652

Investment in Unconsolidated Joint
	Ventures                                    5,930                  5,294

Pension Asset                                4,223                  4,223

Goodwill and Other Intangibles, Net         14,165                 14,510

Other Assets                                 2,028                  2,180
                                    					----------             ----------
       Total Assets                     $  207,681             $  183,406
			                                    		==========             ==========


The accompanying notes are an integral part of the consolidated financial statements.

		       ROGERS CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED BALANCE SHEETS - CONTINUED
		       LIABILITIES AND SHAREHOLDERS' EQUITY
			       (Dollars in Thousands)

                             				     October 1, 2000      January 2, 2000
				                                  ---------------      ---------------
Current Liabilities:

  Accounts Payable                      $   12,569             $   14,855
  Accrued Employee Benefits and
    Compensation                            11,667                 10,782
  Accrued Income Taxes Payable              10,501                  4,341
  Taxes, Other than Federal
    and Foreign Income                       1,079                    518
  Other Accrued Liabilities                  6,534                  6,245
                                    					----------             ----------
       Total Current Liabilities            42,350                 36,741
			                                    		----------             ----------

Long-Term Debt                               9,740                  9,740

Noncurrent Deferred Income Taxes             6,099                  6,362

Noncurrent Pension Liability                 4,215                  4,215

Noncurrent Retiree Health Care and
  Life Insurance Benefits                    5,966                  5,966

Other Long-Term Liabilities                  3,785                  3,965

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000;
    Issued Shares 15,452,003 and
    15,047,552                              15,452                 15,430
  Additional Paid-In Capital                28,071                 27,001
  Treasury Stock (382,900 shares)         (13,436)               (13,436)
  Accumulated Other Comprehensive
    Income,(Loss)                            (830)                    438
  Retained Earnings                        106,269                 86,984
                                    					----------             ----------
       Total Shareholders' Equity          135,526                116,417
                                    					----------             ----------
       Total Liabilities and
	Shareholders' Equity                   $  207,681             $  183,406
			                                    		==========             ==========

The accompanying notes are an integral part of the consolidated financial statements.

		       ROGERS CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (Dollars in Thousands)

                                            						       Nine Months Ended:
					                                           	     ---------------------
						                                                October 1, October 3,
				                                                 			2000       1999
						                                                ---------------------

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net Income                                          $  19,286  $  13,646
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation and Amortization                       9,615      8,784
      Expense (Benefit) for Deferred Income Taxes            13       (331)
      Equity in Undistributed (Income)
        	of Unconsolidated Joint Ventures, Net           (2,724)      (819)
      Loss on Disposition of Assets                         333         56
      Noncurrent Pension and Postretirement
	Benefits                                                    78        125
      Other, Net                                            202       (220)
      Changes in Operating Assets and Liabilities:
	 Accounts Receivable                                   (12,374)    (2,704)
	 Inventories                                            (5,726)     1,677
	 Prepaid Expenses                                         (587)      (124)
	 Accounts Payable and Accrued Expenses                   6,549      6,976
						                                                 ---------  ---------
	   Net Cash Provided by Operating Activities            14,665     27,066

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
 Capital Expenditures                                   (18,633)    (9,971)
 Acquisition of Business                                     --     (4,302)
 Proceeds from Sale of Marketable Securities                 --        256
 Investment in Unconsolidated Joint Ventures
   and Affiliates                                           834        737
						                                                 ---------  ---------
      Net Cash (Used in) Investing Activities           (17,799)   (13,280)

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
 Proceeds from Short and Long-Term Borrowings             1,604        (16)
 Repayments of Debt Principal                            (1,685)      (759)
 Acquisition of Treasury Stock                               --     (4,932)
 Proceeds from Sale of Capital Stock                        368        395
                                             					      ---------  ---------
      Net Cash Provided by (Used in) Financing
	 Activities                                                287     (5,312)

Effect of Exchange Rate Changes on Cash                     646        101
                                            						      ---------  ---------
Net (Decrease) Increase in Cash and Cash Equivalents     (2,201)     8,575
Cash and Cash Equivalents at Beginning of Year            9,955      9,592
						                                                  ---------  ---------
Cash and Cash Equivalents at End of Quarter           $   7,754  $  18,167
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

C. Interest paid during the first nine months of 2000 and 1999 was $683,000 and $895,000, respectively.

D. Income taxes paid were $554,000 and $804,000 in the first nine months of 2000 and 1999, respectively.

E. Rogers 1999 sales to Hutchinson Technology, Inc. by quarter (in millions) were:
    $10.6 in the first quarter; $9.6 in the second quarter; $7.5 in the third quarter and $3.0 in the fourth quarter.

F.  The components of comprehensive income, net of related tax, are as follows:


                       			     Three Months Ended:       Nine Months Ended:
			                         -----------------------   ----------------------
(Dollars In Thousands)      October 1,  October 3,    October 1,  October 3,
			                            2000        1999          2000        1999
			                         ------------------------------------------------
Net income                  $   6,936   $   4,608     $  19,286   $  13,646
Foreign currency
 translation adjustments         (732)      1,362        (1,268)        (72)
Unrealized gains on
 securities                        --          --            --           2
			                         -----------------------   ----------------------
Comprehensive income        $   6,204   $   5,970     $   18,018  $  13,576
			                         =======================   ======================

Accumulated balances related to each component of Other Comprehensive Income
(Loss) are as follows:

                                    					  October 1, 2000   January 2, 2000
			                                    		  ---------------   ---------------
Foreign currency translation adjustments     $  (679)           $    589
Change in minimum pension liability             (151)               (151)
					                                         --------           --------
			                                   		     $  (830)           $    438
					                                         ========           ========

G. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                            	 			 Three Months Ended:     Nine Months Ended:
		                            		----------------------  ---------------------
(In Thousands, Except Per       October 1, October 3,   October 1, October 3,
Share Amounts)                     2000       1999         2000       1999
                            				----------------------  ---------------------
Numerator:
 Net income                     $   6,936   $   4,608   $  19,286  $  13,646

Denominator:
 Denominator for basic
  earnings per share -
   Weighted-average shares         14,955      15,270      14,832     15,200

 Effect of stock options              875         634         975        546
                            				----------------------  ---------------------
 Denominator for diluted
  earnings per Share -
   adjusted weighted-average
   Shares and assumed
   conversions                     15,830      15,904      15,807     15,746
		                            		======================  =====================

Basic earnings per share        $    0.46    $   0.30     $  1.30   $   0.90
	                            			======================  =====================

Diluted earnings per share      $    0.44    $  0.29     $   1.22   $   0.87
                            				======================  =====================

H.  The Company adopted Statement of Financial Accounting Standards (FAS)
    No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The quarterly information required by FAS No. 131 is presented below.


                                   					 Polymer     Electronic
(Dollars in Millions)                   Materials     Materials     Total
--------------------------------------------------------------------------
Three months ended October 1, 2000
   Net Sales                              $33.0        $29.4        $62.4
   Operating Income                         4.5          3.2          7.7
Three months ended October 3, 1999
   Net Sales                              $31.2        $29.9        $61.1
   Operating Income                         3.7          2.5          6.2
Nine months ended October 1, 2000
   Net Sales                             $103.3        $84.0       $187.3
   Operating Income                        12.6         10.3         22.9
Nine months ended October 3, 1999
   Net Sales                              $96.1        $92.7       $188.8
   Operating Income                        11.5          6.8         18.3

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

    In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998.
    In 1999, $400,000 was charged and in 2000, through September, an additional $700,000 has been charged. Management believes, based on the facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

K. On August 17, 2000, the Board of Directors authorized the Company to repurchase up to $2,000,000 of its common stock. No shares have been repurchased pursuant to this authority.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales of $62.4 million in the third quarter and $187.3 million for the first nine months of 2000 were up 2% and down 1%, respectively, from the comparable periods in 1999. In the third quarter and first nine months of 1999, Rogers sales included $7.5 million and $27.7 million, respectively of sales of a flexible circuit board laminate to Hutchinson Technology, Inc.
(HTI). In 2000, this product, which is manufactured by Mitsui Chemicals, Inc. under a Rogers technology license, is being sold by our new joint venture with Mitsui Chemicals called Polyimide Laminate Systems, LLC (PLS). Since PLS is making these sales directly, Rogers share of such sales is reported in Combined Sales rather than in net sales. Despite this change, third quarter sales were slightly higher than the third quarter of 1999, but for the first nine months of 2000 net sales remained lower than the comparable period in 1999. Commissions and profitability levels for Rogers on these sales to HTI are not expected to change. If 1999 reported were restated to eliminate sales to HTI both the third quarter and the first nine months of 2000 would reflect 16% increases over the comparable periods in 1999. On the same basis, Combined Sales which include one-half of the sales from the Company's other 50% owned joint ventures, were $76.9 million for the quarter and $228 million for the first nine months, up 21% and 22%, respectively, over the same periods in 1999. These results were achieved even with the normal seasonality in Europe and Asia that the Company usually experiences in the third quarter and despite the decrease in value of certain European currencies which reduced reported sales and profits. The Company's favorable 2000 results are primarily attributable to strong sales to the computer and wireless communication markets. PLS sales to HTI in the third quarter and first nine months of 2000 were substantially lower than the sales made by Rogers to HTI in the comparable periods of 1999. This was anticipated as HTI has been reducing its inventory of such materials.

Sales of Polymer Materials for the third quarter and first nine months of the year increased 6% and 7%, respectively, from the comparable periods of 1999. Contributing to the increase were the continuing strong sales of silicone and urethane foam materials, primarily to meet demand for wireless communications and computer applications. Also, the first nine months of 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

include sales of the acquired engineered molding compounds business of Cytec Fiberite for the full period. This business was acquired in late January of 1999 and the first nine months of 1999 included results from the date of acquisition.

Sales of Electronic Materials for the third quarter and first nine months of 2000 decreased 2% and 9%, respectively, over the comparable periods of 1999. The decrease in sales is due to the $27.7 million of sales to HTI in 1999, which in 2000 are being made directly by Rogers joint venture, PLS. These sales are now reported in Combined Sales rather than net sales. Restating 1999 to eliminate sales to HTI in both the third quarter and first nine months would result in a 31% and 29% increase, respectively in Rogers net sales of Electronic Materials. Worldwide sales of high frequency circuit materials continue to exceed the Company's expectations in the third quarter and first nine months of 2000. Rogers has become the leading supplier of such materials to the computer and wireless communications markets. Wireless communication infrastructure, satellite television receivers and wireless communication antennas are the current primary uses for these materials.

Profits and earnings per share for the third quarter and the first nine months of 2000 were the highest of any comparable periods in the Company's history. Compared with the record third quarter and first nine months of last year, net income rose 51% and 41%, respectively, to $6.9 million and $19.3 million. Diluted earnings per share for the third quarter this year were $.44, up from $.29 in the same period last year. For the first nine months of 2000, diluted earnings per share were $1.22 compared to $.87 in the same nine-month period of 1999. These numbers reflect the two-for-one stock split which occurred in the second quarter of 2000.

Manufacturing profit as a percentage of sales in the first nine months of 2000 and 1999 was 33% and 28%, respectively. This increase continues the improvement started in 1999 and reflects the attention paid to improving manufacturing yields over the past several years. New equipment has produced immediate process improvements with enhanced product flow and efficiency and increased utilization of equipment has also contributed to the improvement. This increase also reflects the impact of sales to HTI now being made directly by PLS. During the first nine months of 1999, Rogers sold FLEX-I-MID(r) materials directly to HTI. These materials were produced for the Company by Mitsui Chemicals, Inc.
in Japan and carry a lower margin than materials that the Company manufactures.

Selling and administrative expenses for the third quarter of 2000 increased just slightly in both total dollars and as a percentage of sales compared to the third quarter of 1999. For the first nine months of 2000 selling and administrative expenses increased in total dollars and as a percentage of sales from 14% in the comparable 1999 period to 16% in 2000. The increase primarily reflects the continued strengthening of Corporate Sales and Marketing capabilities along with the continuing development of information systems. Included in the nine month period of 2000 were one time licensing and consulting costs. Rogers Korea, Inc., a sales and marketing office with warehousing facilities, officially opened in Seoul, Korea in the second quarter of 2000. Rogers Technologies Singapore, Inc., a sales and marketing office with warehousing facilities, officially opened in Singapore in the third quarter of 2000. The local

(PAGE)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

presence provided by these operations allows the Company to more effectively service its growing customer base in these areas.

Research and Development expenses were almost 20% higher in the first nine months of 2000, $9.1 million, compared to $7.7 million, for the comparable period in 1999. Greater R&D emphasis continues to be given to the development of new product platforms resulting in the creation of product families.
Rogers program to make Copper-LCP (Liquid Crystal Polymer) film laminates to be used in flexible circuits where superior electrical and physical properties are necessary is an example of a new product platform. Steady progress continued with this program which will remain in the early development phase during 2000. Major development activities in circuit materials included improvements to the RO3000(tm) and RO4000(r) high frequency circuit board materials which are designed for use in high volume, low cost, commercial wireless communication applications. RO4000 development efforts were concentrated on improved copper/dielectric bond and new bond-ply materials. Application of Rogers R&D capability in fillers has improved processing of fluoropolymer based laminates for our RO3000 line of products. Manufacturing improvements designed to significantly improve the dimensional stability and bond of R/flex laminates continued. PORON materials development activities included commercialization of a wider range of thin tape materials for the flexographic printing industry. Development efforts designed to expand Rogers polyester/copper flexible circuit materials continued.

Corporate R&D emphasis on core capability improvement also continued. Greater resources were applied to adhesion, better understanding of material dielectric properties and improved flame retardance of several material families. It is expected that these technical resources will benefit the development of new products for our circuit materials and high performance foam product lines.

Net interest income for 2000 increased from 1999 due mainly to the fact that the Company prepaid a long-term loan in December 1999. This debt carried a 10.6% interest rate.

Under the Company's unsecured multi-currency revolving credit agreement with Fleet National Bank, it can borrow up to $20.0 million, or the equivalent in Belgian Francs and/or Japanese Yen and eventually the Euro. Amounts borrowed under this agreement must be repaid in full by September 19, 2003. The
Company borrowed 390,207,039 Belgian Francs under this arrangement to facilitate the Rogers Induflex acquisition in Belgium in September of 1997. The current interest rate on this loan is 5.20%.

Other income less other charges increased by more than $3.5 million when comparing the first nine months of 2000 with the comparable 1999 period. Higher income from joint ventures accounts for the increase. The increase in joint venture income is due to the addition of sales income and commissions from PLS and the strong performance of Durel Corporation, the Company's joint venture with 3M in electroluminescent lamps, particularly in the second and third quarters. Durel Corporation had record sales, which were over 70% higher than the third quarter and 76% higher than the first nine months of 1999. These higher sales, along with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

lower expenses associated with the Osram Sylvania litigation, have resulted in a significant increase in Durel's profitability in the second and third quarters. Continued penetration of the cellular telephone handset market is driving this growth. Durel has doubled manufacturing capacity since the beginning of this year. To meet the demand from this rapidly growing market, Durel has also begun construction of a 75,000 square foot addition to be completed by the first quarter of 2001. In February of this year, Durel achieved a court victory over Osram Sylvania, Inc. In that long pending lawsuit, Durel was awarded $49 million of damages in a jury decision in federal court. Durel had sued Osram Sylvania for patent infringement. Although Osram Sylvania is appealing the jury's decision, the February victory moves Durel significantly closer to successful resolution of this dispute. On April 29, 2000, the court awarded Durel an additional $13 million in interest on the damages of $49 million awarded earlier.

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

Net cash provided by operating activities in the first nine months of 2000 totaled $14.7 million. This compares with $27.1 million in the comparable 1999 period. This difference is attributable to higher accounts receivable and inventory levels in 2000 which more than offset increased income and depreciation. Accounts receivable increased primarily due to sales volume increases and advances to joint ventures. Inventories have increased to support higher customer demand and in particular at the Molding Materials Division where we have built inventory in anticipation of the final move of the Cytec equipment from Winona, Minnesota to Manchester, Connecticut. The Cytec business and equipment was acquired in late January 1999.

In 2000 investments in capital equipment totaled $18.6 million in the first nine months and are expected to approach $25 million for the year. In 1999 capital expenditures in the first nine months were $10 million and they finished at $13.6 million for the year. This increase in 2000 is directly related to higher sales of products manufactured by the Company. To satisfy this growing demand, the Company completed a 50% capacity increase in Arizona for the RO4000 high frequency circuit materials. The Company has also begun construction of a building addition in Arizona and has acquired additional acreage in both Arizona and Gent, Belgium. Management believes that in the near term internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company continually reviews and assesses its lending relationships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The year 2000 issue was the result of computer programs using two digits rather than four to define the applicable year. The Company completed its review of systems and operations prior to the end of 1999 and, through October 1, 2000 has not experienced any significant problems related to the year 2000 issue.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company is actively involved in the removal of the contaminated soil and expects to complete this in 2000. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $900,000 in 1994, and based on updated estimates provided an additional $700,000 in 1997, $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. During 1995, $300,000 was charged against this provision and $200,000 per year was charged in 1996, 1997, and 1998. In 1999, $400,000 was charged and in 2000, through September, an additional $700,000 has been charged. Management believes, based on the facts currently available, that the implementation of the aforementioned remediation will not have a material additional adverse impact on earnings.

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

On August 17, 2000, the Board of Directors authorized the Company to repurchase up to $2,000,000 of its common stock. No shares have been repurchased pursuant to this authority.

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

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) List of Exhibits:

	(27) Financial Data Schedule

    (b) There were no reports on Form 8-K filed for the three months ended October 1, 2000.






				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				ROGERS CORPORATION
				(Registrant)


				__________________________________
				By s/FRANK H. ROLAND
				Frank H. Roland
				Vice President, Finance
				and Chief Financial Officer

Dated:  November 14, 2000