Form 10-K
period 2000-12-31
ROGERS CORP
filed 2001-03-26
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


                                   FORM 10-K

(Mark One)

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                               OR

[  ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

      Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange on
    Title of each class                          which registered
-----------------------------                    ------------------------
Capital Stock, $1 Par Value                      New York Stock Exchange, Inc.
Rights to Purchase Capital Stock                 New York Stock Exchange, Inc.

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

      Yes       X        No ________

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Capital Stock, $1 par value, held by non-affiliates of the Registrant as of March 1, 2001 was $519,662,872.

       The number of shares of Capital Stock, $1 par value, outstanding as of March 1, 2001 was 15,170,346.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 2001 annual meeting of stockholders to be held April 26, 2001, are incorporated by reference into Part III.

                        TABLE OF CONTENTS


                             PART I

Item                                                                Page

1.  Business                                                           1

2.  Properties                                                         6

3.  Legal Proceedings                                                  6

4.  Submission of Matters to a Vote of Security Holders                7


                              PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                                7

6.  Selected Financial Data                                            7

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                8

7A. Quantitative and Qualitative Disclosures About Market
    Risk                                                               8

8.  Financial Statements and Supplementary Data                        8

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                8


                            PART III


10. Directors and Executive Officers of the Registrant                 8

11. Executive Compensation                                             8

12. Security Ownership of Certain Beneficial Owners
    and Management                                                     8


                             PART IV


14. Exhibits and Reports on Form 8-K                                   9


                           SIGNATURES

    Signatures                                                        13

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

New leadership in 1992 restructured the Company to focus on these materials based businesses - printed circuit materials, high performance foams, and other polymer materials and components. The Company's management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials based businesses. In so doing, the Company takes advantage of its core competencies in polymers, fillers, and adhesion, and applies its related materials technologies to identified market needs. Materials based businesses were the core businesses responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the Company's profits in the 1980's. During that time, the profits from the materials based businesses were often offset by substantial losses in the Company's former electronic components businesses, which are now divested.

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for printed circuit materials, especially high frequency circuit materials; high performance urethane and silicone foams; and the electroluminescent lamp joint venture with 3M. An increasingly large percentage of these materials are going into fast growth, high technology applications, such as communication base stations and antenna towers, hand held wireless devices and satellite television receivers.

      BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 43-45 of the annual report to shareholders for the year ended December 31, 2000, is incorporated herein by reference.

                            PRODUCTS

Rogers Corporation manufactures and sells specialty polymer composite materials and components which it develops for growing markets and applications around the world. The Company has three business segments: High Performance Foams, Printed Circuit Materials, and Other Polymer Materials and Components. The Company's products are based on its core technologies in polymers, fillers, and adhesion. Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under the Company's valuable brand names.

HIGH PERFORMANCE FOAMS

High Performance Foams include urethane foams and silicone foams. The Company's High Performance Foams have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

High Performance Foams are sold to fabricators, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's High Performance Foams include: PORON(R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices, computers and peripherals;

PORON cushion insole materials for footwear and related products; PORON healthcare and medical materials for body cushioning, orthotic appliances, and artificial limbs; BISCO(TM) silicone foams and sponges, used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak(R) compressible printing plate backing and mounting products for cushioning flexographic printing on packaging materials.

One of the Company's joint ventures extends and complements the Company's worldwide business in High Performance Foams. The Rogers Inoac Corporation (RIC), a 50% owned joint venture with Japan-based Inoac Corporation, manufactures high performance PORON urethane foam materials in Mie and Nagoya, Japan.

PRINTED CIRCUIT MATERIALS

Printed Circuit Materials include printed circuit board laminates for high frequency circuits, flexible printed circuit board laminates for high performance flexible circuits, and polyester based industrial laminates. The Company's Printed Circuit Materials have characteristics that offer performance and other advantages in many market applications, and serve to differentiate the Company's products from competitors' products and from commonly available materials.

Printed Circuit Materials are sold principally to independent and captive printed circuit board manufacturers who convert the Company's laminates to custom printed circuits.

The polymer based dielectric layers of the Company's high frequency circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties.
Trade names for the Company's high frequency printed circuit board materials include RO3000(R), RO4000(R), DUROID(R), RT/duroid(R), ULTRALAM(R), and TMM(R) laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals. Each laminate addresses specific needs and applications within the communications market.
High frequency circuits are used throughout the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex(R) materials. They are mainly used to make interconnections for hard disk drives, portable computers, and miniaturized electronic devices. The performance characteristics of R/flex materials differentiate these laminates from commonly available flexible circuit materials.

The adhesiveless flexible circuit materials that the Company sold to Hutchinson Technology Incorporated (HTI), for making TSA suspensions in magneto resistive hard disk drives, are called SSLAM materials. SSLAM materials are manufactured by Mitsui Chemicals, Inc. of Japan, under a technology license from Rogers Corporation. Effective January 3, 2000 the Company started a joint venture with Mitsui Chemicals, Inc. to eventually manufacture this flexible circuit board laminate in Chandler, Arizona. Beginning in 2000, this joint venture, Polyimide Laminate Systems, LLC (PLS) made these sales to HTI rather than having the resale go through the Company. Eventually PLS will provide HTI with a second source of supply thereby enabling the Company and Mitsui Chemicals to remain the sole source for these materials.

Industrial laminates are manufactured by the Company under the Induflex trade name. These polyester based laminates, with thin aluminum and copper cladding, are sold to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to automotive component manufacturers for making flat, etched-foil heaters.

OTHER POLYMER MATERIALS AND COMPONENTS

Other Polymer Materials and Components include high performance elastomer components, composite materials, high performance thermoset moldable composites, and power distribution bus bars. The Company's Other Polymer Materials and Components have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

Other Polymer Materials and Components are sold to molders, printers and original equipment manufacturers for applications in transportation, communications, imaging, computer, consumer and other markets. Trade names for the Company's Other Polymer Materials and Components include: NITROPHYL(R) floats for fill level sensing in fuel tanks, motors, and storage tanks; ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, facsimile machines, mail sorting machines and automated teller machines; MPC(R) phenolic-based and RX(R) epoxy-based thermoset moldable composites for molding engine and transmission parts used in vehicles, and for molding commutator hubs, brush holders, and other high performance parts that insulate electrical activity in electric motors, appliances, and tools. In January 1999, the Company acquired portions of the moldable composite business of Cytec Fiberite, broadening the line of thermoset moldable phenolic and epoxy composites that it can offer customers for high performance applications. Acquired products include brake piston formulations for molding disk brake pistons, and epoxy molding materials for making optoelectronics components.

Power distribution bus bars are manufactured by the Company under the MEKTRON(R) trade name. Bus bars are sold to manufacturers of high voltage electrical traction systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment.

The Company's nonwoven composite materials are manufactured for medical padding and bandaging, and industrial pre-filtration applications. In October 1998, the Company acquired the dampening sleeve business from Imation, a former 3M business. These nonwoven composite roller covers, and related pressroom products, are consumable supplies used by the lithographic printing industry.

One of the Company's joint ventures complements the Company's worldwide business in Other Polymer Materials and Components. Durel Corporation, a 50% owned venture with 3M, manufactures DUREL electroluminescent lamps and phosphor, in Chandler, Arizona.

                             BACKLOG

Excluding joint venture activity, the backlog of firm orders for High Performance Foams was $2,860,000 at December 31, 2000 and $3,869,000 at January 2, 2000. The backlog of firm orders for Printed Circuit Materials was $7,689,000 at December 31, 2000 and $11,693,000 at January 2, 2000. The backlog of firm orders for Polymer Materials and Components was $21,257,000 at December 31, 2000 and $25,540,000 at January 2, 2000. The amount of unfilled orders is reasonably stable throughout the year.

                          RAW MATERIALS

The manufacture of High Performance Foams, Printed Circuit Materials and Other Polymer Materials and Components requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply that, if discontinued, could interrupt production. When this has occurred in the past, the Company has purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.

                            EMPLOYEES

The Company employed an average of 204 people in the High
Performance Foams operations, 488 people in the Printed Circuit
Materials operations, and 665 people in the Polymer and Materials operations during 2000.

                           SEASONALITY

In the Company's opinion, none of the business is seasonal.

                      CUSTOMERS & MARKETING

The Company's products were sold to approximately 2,700 customers worldwide in 2000. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within all of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

The Company markets its full range of products throughout the United States and in most foreign markets. Over 90% of the Company's sales are sold through the Company's own domestic and foreign sales force, with the balance sold through independent agents and distributors.

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

                     RESEARCH & DEVELOPMENT

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to all business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection. Although the Company vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market position. The Company also owns a number of registered and unregistered trademarks that it believes to be of importance.

During its fiscal year 2000, the Company spent $12,493,000 on research and development activities, compared with $10,791,000 in 1999, and $10,352,000 in 1998. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $8,892,000, $7,491,000, and $7,452,000 in 2000, 1999, and 1998, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.

                    ENVIRONMENTAL REGULATION

During fiscal year 2000, the Company spent $400,000 on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 2001 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $1,500,000 of which $700,000 has been accrued and $690,000 is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.



                                                            Served in Present
Name, Age and             Prior Business Experience                  Position
Present Position             in Past Five Years                         Since
-----------------------------------------------------------------------------

Walter E. Boomer, 62    Senior Vice President of McDermott
President and Chief     International, Inc. to February 1995;
Executive Officer       President of Babcock & Wilcox Power
                        Generation Group and Executive Vice
                        President of McDermott International,
                        Inc. to October 1996.                      March 1997

Bruce G. Kosa, 61
Vice President,
Technology                                                       October 1994


John A. Richie, 53
Vice President,
Human Resources                                                  October 1994


Frank H. Roland, 65     President of Halstead Industries, Inc.
Vice President,         from June 1991 to January 1995;  Vice
Finance; Chief          President of RBX Corporation January
Financial Officer;      1995 to October 1996; President of
and Secretary           Rubatex Corporation April 1995 to
                        October 1996; President and Chief
                        Executive Officer of RBX Corporation
                        October 1996 to July 1998.             September 1998


Robert D. Wachob, 53    Vice President, Sales and Marketing
Exective Vice           from October 1990 to May 1997; Senior
President               Vice President, Sales and Marketing
                        from May 1997 to January 2000.           January 2000


Robert M. Soffer, 53
Treasurer                                                          March 1987
Assistant Secretary and Clerk                                   February 1992
Vice President                                                     April 2000


Donald F. O'Leary, 57   Assistant Controller from April 1982
Corporate Controller    to April 1995.                             April 1995
Executive Officer                                                  April 1996

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

                        Floor Space
                       (Square Feet)  Type of Facility      Leased/Owned


High Performance Foams
----------------------
Woodstock,
    Connecticut            152,000     Manufacturing          Owned
Elk Grove Village,                                            Leased through
    Illinois                93,000     Manufacturing               9/01

Printed Circuit Materials
-------------------------
Chandler, Arizona          137,000     Manufacturing          Owned
                            11,000     Warehouse              Owned
                            12,000     Rental Property        Owned
Chandler, Arizona*         142,000     Manufacturing          Owned
Ghent, Belgium
 Rogers NV                  17,000     Manufacturing          Owned
 Rogers Induflex NV         96,000     Manufacturing          Owned

Other Polymer Materials
 and Components
-----------------------
Manchester,
    Connecticut            150,000     Manufacturing          Owned
                            38,000     Warehouse              Owned
South Windham,
    Connecticut             88,000     Manufacturing          Owned
Rogers, Connecticut        290,000     Manufacturing          Owned
Ghent, Belgium
 Rogers NV                  96,000     Manufacturing          Owned

Other
-----
Rogers, Connecticut        116,000     Corporate Headquarters/
                                        Research &
                                         Development          Owned
Tokyo, Japan                 2,000     Sales Office          Leased through
                                                                8/01
Wanchai, Hong Kong           1,000     Sales Office          Leased through
                                                                3/02
Taipei, Taiwan, R.O.C.       1,000     Sales Office          Leased through
                                                                7/02
Seoul, Korea                 1,000     Sales Office          Leased through
                                                                2/02
Singapore                    1,000     Sales Office          Leased through
                                                                6/02

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl
(PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and will be continually monitoring the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $1,600,000 prior to 1998, and based on updated estimates provided an additional $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. Prior to 1998, $700,000 was charged against this provision. In 1998, 1999, and 2000, expenses of $200,000, $400,000, and $900,000 were charged, respectively, against the provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputes the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company has now placed that decision on appeal to the District of Columbia Federal Court of Appeals.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 47, under the caption "Restriction on Payment of Dividends" in Note G on page 38, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 21 of the 2000 annual report to shareholders.

At March 12, 2001, there were 987 shareholders of record.


Item 6.  SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 13 of the 2000 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 14 through 25 of the 2000 annual report to shareholders.

Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" on page 22 of the 2000 annual report to shareholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages
26 through 46 and under the caption "Quarterly Results of Operations (Unaudited)" on page 47 of the 2000 annual report to shareholders.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 3 of the Registrant's definitive proxy statement dated March 15, 2001, for its 2001 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" on page 6 and "Executive Compensation" on pages 8 through 16 of the Registrant's definitive proxy statement, dated March 15, 2001, for its 2001 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 4 and "Beneficial Ownership of More Than Five Percent of Rogers Stock" on page 5 of the Registrant's definitive proxy statement, dated March 15, 2001, for its 2001 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

                             PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES,  AND
         REPORTS ON FORM 8-K


(a)(1) and (2)- The following consolidated financial statements of Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 31, 2000, are incorporated by reference in Item 8:

           Consolidated Balance Sheets - December 31,  2000
             and January 2, 2000
           Consolidated Statements of Income - Fiscal Years Ended
             December 31, 2000, January 2, 2000, and January 3, 1999 Consolidated Statement of Shareholders' Equity -
             Fiscal Years Ended December 31, 2000,  January 2, 2000,
               and January 3, 1999
           Consolidated Statements of Cash Flows - Fiscal Years
             Ended December 31, 2000,
               January 2, 2000, and January 3, 1999
           Notes to Consolidated Financial Statements -
               December 31, 2000

         The following consolidated financial statement schedule of Rogers Corporation and Subsidiaries is included in
         Item 14 (d):

           Schedule II Valuation and Qualifying Accounts



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

      4a 1997 Shareholder Rights Plan was filed on Form 8-A dated
      March 24, 1997.  The June 19, 1997 and July 7, 1997
      amendments were filed on Form 8-A/A dated July 21, 1997*.

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

    10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996 and December 21, 1999). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*.

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

    10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K,
      respectively. The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*.

    10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996
      and as restated and amended on December 21, 1999). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*.

    10k Rogers Corporation Long-Term Enhancement Plan for Senior
      Executives of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000) . The April 4, 2000 amendment is filed herewith.

    10l Rogers Corporation 1998 Stock Incentive Plan (1998, as amended September 9, 1999 and December 21, 1999).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*.

    10m Multicurrency Revolving Credit Agreement dated December 8,
      2000 is filed herewith.

    13  Portions of the Rogers Corporation 2000 Annual Report to
      Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

    21  Subsidiaries of the Registrant.

    23  Consent of Independent Auditors.


 *In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**    Management Contract.


(b) No reports on Form 8-K were filed during the three months ended December 31, 2000.


(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedule

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in Thousands)
                                                                   Balance
                      Balance at       Charged to                  at End
                      Beginning        Costs and      Other        of
      Description     of Period        Expenses       Deductions   Period
--------------------------------------------------------------------------

December 31, 2000:

Allowance for doubtful
  accounts            $   794          $  987         $   (23)     $ 1,804


January 2, 2000:

Allowance for doubtful
  accounts            $   318          $  520         $    44      $   794


January 3, 1999:

Allowance for doubtful
  accounts            $   148          $  332          $  162      $   318

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           ROGERS CORPORATION
                            (Registrant)



Date:  March 26, 2001         By /s/Frank H. Roland
                              Frank H. Roland
                              Vice President, Finance; Chief
                              Financial Officer; and
                              Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


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

By /s/Robert G. Paul                 Director
    Robert G. Paul

             EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                       Percentage
                                       of Voting      Jurisdiction
                                       Securities   of Incorporation
    Company                              Owned      or Organization
    --------                           ----------   ----------------


    Rogers L-K Corp.                       100%          Delaware

    Rogers Japan Inc.                      100%          Delaware

    Rogers Southeast Asia, Inc.            100%          Delaware

    Rogers Taiwan, Inc.                    100%          Delaware

    Rogers Korea, Inc.                     100%          Delaware

    Rogers Technologies Singapore,
      Inc.                                 100%          Delaware

    Rogers Specialty Materials
      Corporation                          100%          Delaware

    Rogers Circuit Materials, Inc.         100%          Delaware

    TL Properties, Inc.                    100%          Arizona

    World Properties, Inc.                 100%          Illinois

    Rogers Export Sales Corporation        100%          Barbados

    Rogers Induflex N.V.                   100%          Belgium

    Rogers N.V.                            100%          Belgium

    Rogers GmbH                            100%          Germany

    Rogers (UK) LTD                        100%          England

    Rogers S.A.                            100%          France

   *Rogers Inoac Corporation                50%          Japan

   *Durel Corporation                       50%          Delaware

   *Polyimide Laminate Systems, LLC         50%          Delaware

   *Rogers Chang Chun Technology Co., LTD   50%          Taiwan, R.O.C.

   *These entities are unconsolidated joint ventures and acc ordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                          EXHIBIT 23

                CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Rogers Corporation of our report dated
February 1, 2001, except as to Note L, as to which the date is February 7, 2001, included in the 2000 Annual Report to
Shareholders of Rogers Corporation.

Our audit also included the financial statement schedule of Rogers Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-21121, 33-38219, 33-38920,
33-64314, 33-44087, 33-53353, 333-14419, and 333-42545, 333-50901
and Form S-3 No. 33-53369) pertaining to various stock option and employee savings plans, and stock grants, of Rogers Corporation of our report dated February 1, 2001, except as to Note L, as to which the date is February 7, 2001, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.






                                                     ERNST & YOUNG LLP


Providence, Rhode Island
March 23, 2001