Form 10-Q
period 2001-04-01
ROGERS CORP
filed 2001-05-14
CIK 84748

Total pages included - 14


		SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

                             	OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________


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

                	Yes	    X		No

The number of shares outstanding of the Registrant's classes of common stock as of April 29, 2001:

              Capital Stock, $1 Par Value   -  15,578,360 shares

                    ROGERS CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q
                                April 1, 2001


                                    INDEX


                                                               Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

	Consolidated Statements of Income --
		Three Months Ended April 1, 2001 and
		  April 2, 2000                                      3

	Consolidated Balance Sheets --
		April 1, 2001 and December 31, 2000                4-5

	Consolidated Statements of Cash Flows --
		Three Months Ended April 1, 2001 and
		  April 2, 2000                                      6

	Supplementary Notes                                       7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           10-13

PART II - OTHER INFORMATION

Item 5.  Other Information                                          14

Item 6.  Reports on Form 8-K                                        14

SIGNATURES                                                          14

                     PART I - FINANCIAL INFORMATION

                      ITEM 1.  FINANCIAL STATEMENTS

                   ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)


                                                Three Months Ended:

                                         April 1, 2001    April 2, 2000

Net Sales                                   $  63,750	    $  63,640

   Cost of Sales	                       43,096	       42,493
   Selling and Administrative Expenses         10,145	       10,185
   Research and Development Expenses	        3,125	        2,929
                                            ---------       ---------
Total Costs and Expenses                       56,366	       55,607
                                            ---------       ---------
Operating Income	                        7,384	        8,033

Other Income less Other Charges         	2,119	          212
Interest Income, Net	                           99	           76
                                            ---------       ---------
Income Before Income Taxes                	9,602	        8,321

Income Taxes:
   Federal and Foreign 	                        2,781	        2,330
   State	                                  100	           83
                                            ---------       ---------

Net Income	                            $   6,721	    $   5,908
                                            =========       =========

Net Income Per Share (Note E):

   Basic                                    $     .44       $     .40
                                            =========       =========
   Diluted	                            $     .42	    $     .37
                                            =========       =========
Shares Used in Computing (in thousands) (Note E):

   Basic	                               15,178	       14,702
                                            =========       =========
   Diluted	                               16,023          15,792
                                            =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                   ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                        (Dollars in Thousands)


                                      April 1, 2001   December 31, 2000
Current Assets:

  Cash and Cash Equivalents	          $   9,303         $  10,100

  Accounts Receivable, Net                   38,670            35,067

  Account Receivable, Joint Ventures         12,394            11,198

  Inventories:
    Raw Materials                            13,689	       12,702
    In-Process and Finished	             17,953            17,721
                                          ---------         ---------
       Total Inventories	             31,642	       30,423

  Current Deferred Income Taxes               5,000             5,000

  Other Current Assets                        1,006	        1,061
                                          ---------         ---------
       Total Current Assets	             98,015            92,849
                                          ---------         ---------
  Property, Plant and Equipment, Net of
    Accumulated Depreciation of
    $81,390 and $78,319                      92,796            94,199

  Investment in Unconsolidated Joint
    Ventures                                 11,387	       11,577

  Pension Asset                               6,427	        6,407

  Goodwill and Other Intangibles, Net	     13,942	       14,068

  Other Assets                                2,708             2,414
                                          ---------         ---------
       Total Assets	                  $ 225,275	    $ 221,514
                                          =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                          ROGERS CORPORATION AND SUBSIDIARIES

                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                (Dollars in Thousands)

                                      April 1, 2001   December 31, 2000
Current Liabilities:

  Accounts Payable	                 $   12,068       $   12,418
  Accrued Employee Benefits and
    Compensation	                      8,656           12,830
  Accrued Income Taxes Payable	              8,300            5,554
  Taxes, Other than Federal and Foreign
    Income	                                878	       1,643
  Other Accrued Liabilities	              6,033	       6,300
                                          ---------        ---------
       Total Current Liabilities             35,935	      38,745
                                          ---------        ---------
  Long-Term Debt                              9,116            9,116

  Noncurrent Deferred Income Taxes	      8,513	       8,626

  Noncurrent Pension Liability	              9,676	       9,676

  Noncurrent Retiree Health Care and Life
    Insurance Benefits	                      5,990	       5,990

  Other Long-Term Liabilities	              3,657	       3,548

  Shareholders' Equity:

     Capital Stock, $1 Par Value:
       Authorized Shares 50,000,000; Issued
       Shares 15,564,026 and 15,485,570	     15,564	      15,486
     Additional Paid-In Capital	             32,541	      32,262
     Treasury Stock (382,900 shares)	    (13,436)	     (13,436)
     Accumulated Other
       Comprehensive Income	             (2,706)	      (2,203)
     Retained Earnings	                    120,425	     113,704
                                          ---------        ---------
          Total Shareholders' Equity	    152,388	     145,813
                                          ---------        ---------
          Total Liabilities and
           Shareholders' Equity	          $ 225,275	   $ 221,514
                                          =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                       ROGERS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Dollars in Thousands)

                                       	        Three Months Ended:

                                                April 1,     April 2,
                                        	  2001         2000

CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net Income	                                $  6,721    $  5,908
  Adjustments to Reconcile Net
   Income to Net Cash Provided by
   (Used in) Operating Activities:
     Depreciation and Amortization	           3,762       3,225
     Expense (Benefit) for Deferred
      Income Taxes	                              --	 (36)
     Equity in Undistributed (Income) Loss
      of Unconsolidated Joint Ventures, Net         (516)	  (5)
     (Gain) Loss on Dispositions of Assets            --	 333
     Noncurrent Pension and Postretirement Benefits   (2)	  41
     Other, Net	                                    (269)	 106
     Changes in Operating Assets and
       Liabilities:
         Accounts Receivable                      (4,232)     (4,124)
         Accounts Receivable - Affiliates	  (1,196)     (4,083)
         Inventories                       	  (1,512)     (2,738)
         Other Current Assets	                      32	(265)
         Accounts Payable and Accrued Expenses    (2,294)      1,219
                                                 -------     -------
           Net Cash Provided by (Used in)
             Operating Activities	             494	(419)

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
 Capital Expenditures	                          (2,674)      (4,112)
 Investment in Unconsolidated Joint
    Ventures and Affiliates	                     706          882
                                                 -------      -------
           Net Cash (Used in)
            Investing Activities                  (1,968)      (3,230)

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
 Proceeds from Short and Long-Term Borrowings	      67	  109
 Repayments of Debt Principal                        (67)          --
 Proceeds from Sale of Capital Stock	             176          509
                                                 -------      -------
            Net Cash Provided by (Used in)
              Financing Activities	             176	  618

 Effect of Exchange Rate Changes on Cash             501          141
                                                 -------      -------
 Net Increase/(Decrease) in Cash and
   Cash Equivalents	                            (797)      (2,890)

 Cash and Cash Equivalents at Beginning of Year   10,100        9,955
                                                 -------      -------
 Cash and Cash Equivalents at End of Quarter	 $ 9,303      $ 7,065
                                                 =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                      ROGERS CORPORATION AND SUBSIDIARIES

                              SUPPLEMENTARY NOTES

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

B. Interest paid during the first three months of 2001 and 2000 was $342,000 and $113,000, respectively.

C. Income taxes paid were $0 and $70,000 in the first three months of 2001 and 2000, respectively.

D. The components of comprehensive income, net of related tax, for the three month periods ended April 1, 2001 and April 2, 2000 are as follows:


                                              Three Months Ended

(Dollars in Thousands)

                                          April 1, 2001   April 2, 2000

Net income	                             $   6,721	     $   5,908
Foreign currency translation adjustment           (504)	          (489)
                                             ---------       ---------
Comprehensive income	                     $   6,217	     $   5,419
                                             =========       =========



	Accumulated balances related to each component of Other
        Comprehensive Income (Loss) are as follows:

                                        April 1, 2001  December 31, 2000

Foreign currency translation
  adjustments			           $    (837)     $    (334)
Minimum pension liability, net
  of $1,145 in taxes		              (1,869)        (1,869)
					   ---------      ---------
                                           $  (2,706)     $  (2,203)
                                           =========      =========

E. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

   (Dollars in Thousands, Except Per Share Amounts)
                                       	       April 1,	       April 2,
	                                         2001  	         2000

Numerator:
 Net income	                               $ 6,721	       $ 5,908
Denominator:
 Denominator for basic earnings per share -
  weighted-average shares	                15,178	        14,702

  Effect of stock options	                   845	         1,090

  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions	        16,023	        15,792
                                               =======         =======
 Basic earnings per share    	               $   .44 	       $   .40
                                               =======         =======
 Diluted earnings per share	               $   .42	       $   .37
                                               =======         =======
F. The Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998 which changed the way the Company reports information about its operating segments. Certain reclassifications were made in 2000 to reflect the way that the business segments are viewed by top management and the Board of Directors. The prior year information presented has been restated to reflect these reclassifications. The quarterly information required by FAS No.
   131 is presented below.

                              High	 Printed    Polymer
			  Performance	 Circuit   Materials &
			     Foams      Materials  Components	Total
(Dollars in Millions)

Three Months ended
  April 1, 2001
     Net Sales	            $13.8          $27.3     $22.7	$63.8
     Operating Income	      1.7	     4.5       1.2        7.4

Three Months ended
   April 2, 2000
     Net Sales	            $14.7	   $25.2     $23.7	$63.6
     Operating Income	      2.6	     4.0       1.4	  8.0

   Inter-segment and inter-area sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data in the previous tables.

G. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings involving a number of sites under these laws, as a participant in a group of potentially responsible parties (PRPs).

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

   In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection
   (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and will be continually monitoring the site for the next several years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $1,600,000 prior to 1998, and based on updated estimates provided an additional $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. Prior to 1998, $700,000 was charged against this provision. In 1998, 1999, and 2000, expenses of $200,000, $400,000, and $900,000 were charged, respectively against the provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

   In this same matter the United States Environmental Protection Agency
   (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company has now placed that decision on appeal with the District of Columbia Federal Court of Appeals.

   The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

H. To help widen the distribution and enhance the marketability of the Company's Capital Stock, the Board of Directors, effected a two-for-one stock split in the form of a 100% stock dividend on May 12, 2000. All references in the financial statements to number of shares and per share amounts have been restated to reflect the increased number of shares of capital stock outstanding.

I. On August 17, 2000, the Board of Directors authorized the Company to repurchase up to $2.1 miilion of its common stock. No shares have been repurchased pursuant to this authority.

J. On February 7, 2001, the Company entered into a definitive agreement to purchase the Advanced Dielectric Division (ADD) of Tonoga, Inc. (commonly known as Taconic), which operates facilities in Petersburgh, New York and Mullingar, Ireland. On May 11, 2001, the Company announced that active discussions with Taconic to acquire the ADD business have been suspended and it is not anticipated that the acquisition will occur.

K. Other income less other charges was $2.1 million in the first quarter of 2001 compared to $200,000 in the comparable period in 2000. The increase is due primarily to the performance of Rogers joint ventures, particularly PLS and Durel. Income from joint ventures was $1.7 million and royalty income was $800,000 for the first three months of 2001. During the comparable period in 2000, income from joint ventures was $200,000 and royalty income was also $200,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales in the first quarter of 2001 were $63.8 million slightly higher than the $63.6 million sold in the first quarter of 2000. Combined Sales, which include one half of the sales from three of Rogers 50% owned joint ventures, were a record $79 million for the quarter, up from the $77 million reported in the first quarter of 2000. Sales of the Company's products manufactured in Europe were particularly strong, increasing 35% from the first quarter of 2000. These European sales increases resulted from the strength in Rogers sales of bus bars, high-frequency laminates and shielding materials to the electronics market.

High Performance Foam sales were $13.8 million for this year's first quarter down 6% from quarter one last year. Sales in this segment suffered from the dramatic weakness in cellphone handsets and lower sales to the automotive and imaging markets. Some of Rogers other businesses were affected as well by the slowdown in these markets.

Sales of Printed Circuit Materials for the quarter totaled $27.3 million, an increase of over 8% compared to the first quarter of 2000. Sales in this segment of the Company's business were led by high-frequency circuit laminates, which set a new quarterly record.

Sales of Polymer Materials and Components decreased by over 4% from the comparable 2000 period. This decline was primarily due to the slowdown in sales to the automotive market and to the expected year over year decline in the dampening sleeve business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

First quarter 2001 net income was $6.7 million and diluted earnings per share were $.42 both 14% higher than the $5.9 million and $.37 earned in last year's first three months. This was due mostly to increased income from joint ventures in 2001.

Manufacturing profit as a percentage of sales was 32% in the first quarter of 2001 and 33% in the first quarter of 2000. This decrease can be attributed to the lower sales volumes caused by the dramatic weakness in cellphone handsets and the slowdown in the automotive and imaging markets.

Selling and administrative expenses for the first three months of 2001 were approximately the same both in total dollars and as a percentage of sales as the first quarter of 2000.

Research and development expenses of $3.1 million in the first quarter 2001 were slightly higher than the $2.9 million in the comparable period in 2000. This increase reflects the costs of additional technical people added during 2000.

Net interest income for 2001 remained about the same as the comparable period in 2000.

Other income was $2.1 million in the first quarter of 2001 compared to $200,000 in the comparable period in 2000. The increase is due primarily to the performance of Rogers joint ventures. Durel Corporation, Rogers joint venture with 3M, experienced the full brunt of the large worldwide cellphone inventory situation which contributed to a very significant 38% decline in sales from the fourth quarter of 2000. However, increased sales to the personal digital assistant (PDA) marketplace were a bright spot. By making significant adjustments in the workforce and other expenses, Durel was able to remain profitable for the quarter. Rogers Inoac Corporation (RIC) and Polyimide Laminate Systems (PLS), two of the Company's other 50% owned joint ventures, had good performances in the first quarter of 2001. Rogers joint venture in Taiwan, Rogers Chang Chun Technology (RCCT), is progressing as planned with over 80% of the new manufacturing facility now complete.

Net cash provided by operating activities in the first three months of 2001 totaled $500,000. This compares with $400,000 used in operations for the comparable 2000 period. This difference is primarily attributable to higher net income combined with higher depreciation in the first quarter of 2001.

In 2001, investments in capital equipment totaled $2.7 million in the first quarter and are expected to approach $24 million for the year. In 2000 capital expenditures in the first quarter were $4.1 million and they finished at $22.7 million for the year. In Ghent, Belgium, the Company broke ground on a new greenfield site that will eventually house Rogers newest high-frequency laminate manufacturing line. Despite the weakening economic environment, design-in activities for this family of high-frequency materials are strong and the Company anticipates the need for additional capacity before the end of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Management believes that in the near term internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company currently has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $75 million, or the equivalent in certain other foreign currencies. The borrowing at April 1, 2001 was 390.2 millions Belgian francs ($9.1 million) and the interest rate on the loan was 5.31%.

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

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection
(CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and will be continually monitoring the site for the next several years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $1,600,000 prior to 1998, and based on updated estimates provided an additional $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. Prior to 1998, $700,000 was charged against this provision. In 1998, 1999, and 2000, expenses of $200,000, $400,000, and $900,000 were charged, respectively against the provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

In this same matter the United States Environmental Protection Agency
(EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputes the EPA allegations and has appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company has now placed that decision on appeal with the District of Columbia Federal Court of Appeals.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are incorporated by reference in the Rogers Corporation 2000 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

                       PART II - OTHER INFORMATION

Item 5. Other Information

	On May 11, 2001, the Company announced that active discussions with Taconic to acquire their Advanced Dielectric Divisions business have been suspended and it is not anticipated that the acquisition will occur.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	There were no reports on Form 8-K filed for the three
                months ended April 1, 2001.


                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				ROGERS CORPORATION
				(Registrant)




				\s\FRANK H. ROLAND
				Frank H. Roland
				Vice President, Finance and
				Chief Financial Officer


Dated:  May 14, 2001