Form 10-K/A
period 2001-04-01
ROGERS CORP
filed 2001-06-22
CIK 84748

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

                  		(860) 774-9605
		(Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                         			Name of each exchange on
      Title of each class		            which registered
      -------------------                       ------------------------
Capital Stock, $1 Par Value		   New York Stock Exchange, Inc.
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

    10k	 Rogers Corporation Long-Term Enhancement Plan for Senior Executives
	 of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000). The April 4, 2000 amendment was filed as Exhibit 10k to the 2000
	 Form 10-K.

    10l	 Rogers Corporation 1998 Stock Incentive Plan (1998, as amended
	 September 9, 1999 and December 21, 1999).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*.
	 The September 9, 1999 and December 21, 1999 amendments were filed as
	 Exhibit 10l to the 1999 Form 10-K*.

    10m	 Multicurrency Revolving Credit Agreement dated December 8, 2000
	 was filed as Exhibit 10m to the 2000 Form 10-K.

    13	 Portions of the Rogers Corporation 1998 Annual Report to Shareholders
	 which are specifically incorporated by reference in this Annual Report on Form 10-K.

    21	 Subsidiaries of the Registrant.

    23	 Consent of Independent Auditors.

    29A	 Rogers Corporation Form 11-K (RESIP)


    *	In accordance with Rule 12b-23 and Rule 12b-32 under the Securities
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


         	For the fiscal year ended December 31, 2000




         	ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
	                  (Full title of the plan)


                             ROGERS CORPORATION
	(Name of issuer of the securities held pursuant to the plan)


                               P.O. Box 188
	                    One Technology Drive
	               Rogers, Connecticut 06263-0188
	           (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

December 31, 2000



Report of Ernst & Young LLP, Independent Auditors                      1
Statements of Net Assets Available for Benefits                        2
Statements of Changes in Net Assets Available for Benefits             3
Notes to Financial Statements                                          4
Schedule H, Line 4i - Schedule of Assets (Held  at End of Year)        9
Schedule H, Line 4j - Schedule of Reportable Transactions             10
Consent of Independent Auditors                                       11

        	REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Rogers Employee Savings and
     Investment Plan Committee
Rogers Corporation


We have audited the accompanying statements of net assets available for benefits of Rogers Employee Savings and Investment Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) and the schedule of reportable transactions for the year ended December 31, 2000, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                           			ERNST & YOUNG LLP


Providence, Rhode Island
May 11, 2001

                     Rogers Employee Savings and Investment Plan

                    Statements of Net Assets Available for Benefits




                                                       December 31


                                                2000                1999
Assets:                                    ---------------------------------


Investments (Note C):

  At fair value                             $39,542,528          $28,559,065
  At contract value                          16,556,674           17,561,332
Participant's notes receivable                1,092,693              829,061
                                           ----------------------------------
Net assets available for benefits           $57,191,895          $46,949,458
                                           ==================================

See notes to financial statements.

                         Rogers Employee Savings and Investment Plan

                Statements of Changes in Net Assets Available for Benefits




                                                  Year ended December 31


                                                 2000                1999
Additions:
Investment Income:
  Net appreciation in fair value
    of investments (Note C)     	     $ 8,441,387         $ 4,488,928
  Interest                                       990,538             869,503
                                            ---------------------------------
                                               9,431,925           5,358,431
                                            ---------------------------------
Contributions:
  Participant                                  4,184,817           3,511,622
  Employer                                       857,077             716,253
                                            ---------------------------------
                                               5,041,894           4,227,875
                                            ---------------------------------
Total additions                               14,473,819           9,586,306
                                            ---------------------------------

Deductions:
Distributions to participants                  4,221,486           2,180,457
Administrative expenses                            9,896               8,553
                                            ---------------------------------
Total deductions                               4,231,382           2,189,010
                                            ---------------------------------
Net increase                                  10,242,437           7,397,296

Net assets available for benefits:
  Beginning of year                           46,949,458          39,552,162
                                            ---------------------------------
  End of year                                $57,191,895         $46,949,458
                                            =================================

See notes to financial statements.

                            NOTES TO FINANCIAL STATEMENTS

                    ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

                      Years Ended December 31, 2000 and 1999


NOTE A--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan (the Plan or RESIP) is a contributory defined contribution plan covering all regular U.S. employees who have completed at least one month of continuous service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $10,500 in 2000 and $10,000 in 1999, 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing.

All participants, except those in collective bargaining units, are eligible to receive matching Company contributions. The Company may contribute any factor from 0% to 50% of each participant's contribution, as determined by the Board of Directors. The Company contributed 50% of the first 5% of each participant's annual compensation in 2000 and 1999. The matching Company contribution is invested in Company stock.

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

The investments in CIGNA's Guaranteed Long-Term Fund are valued at contract value as estimated by CIGNA, which approximates market. Contract value represents contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses. The interest rate for CIGNA's guaranteed long-term fund is determined twice a year and is guaranteed not to change for six months. The average interest rate was 5.75% for 2000 and 5.70% for 1999. The crediting interest rate was 6.45% for 2000 and 6.40% in 1999.

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

NOTE C--INVESTMENTS

The following presents investments that represent five percent or more of the Plan's net assets.


                                                           December 31

                                                   2000                  1999

CIGNA Charter Guaranteed Long-Term Fund        $16,556,674          $17,561,332

Fidelity Equity-Income II Account                5,367,599            6,084,904

Fidelity Advisor Growth Opportunities Account    3,647,699            5,420,631

Janus Worldwide Account                          3,729,276            3,657,541

Rogers Stock Fund                               19,883,350*           8,355,388*


* Nonparticipant - directed

                               NOTES TO FINANCIAL STATEMENTS

                        ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                        (continued)

NOTE C--INVESTMENTS (continued)

During 2000 and 1999, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:


                                                  2000                  1999
                                            -------------         -------------
Equity Funds                                 $(1,662,668)           $2,558,325
Rogers Stock Fund                             10,104,055             1,930,603
                                            -------------         -------------
                                              $8,441,387            $4,488,928
                                            =============         =============

NOTE D--NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets available for benefits and the significant components of changes in net assets available for benefits related to the nonparticipant-directed investments is as follows:


                                                  2000                  1999
Net Assets:                                 --------------        -------------
  Rogers Common Stock                         $19,883,350          $ 8,355,388
                                            ==============        =============
Changes in Net Assets:
  Contributions:
    Participant                               $   589,178          $   380,845
    Employer                                      857,077              716,253
  Net appreciation (depreciation)              10,104,055            1,930,603
Distributions to participants                    (741,605)            (241,230)
Transfers to participant-directed investments     729,154               (3,624)
Administrative expenses                            (9,896)              (8,553)
                                            --------------        -------------
                                              $11,527,963           $2,774,294
                                            ==============        =============

                                NOTES TO FINANCIAL STATEMENTS

                        ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                        (continued)




NOTE E--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 2000 and 1999, the Plan entered into the following transactions with parties-in-interest:

                                                  December 31

                                       2000                       1999
                             --------------------------------------------------
                                Shares       Amount        Shares        Amount

Rogers Corporation:
Purchases of
  capital stock              106,226.938  $4,441,070    177,903.538   $2,760,719
Sales of capital
  stock, at market value      71,874.406   3,064,188    113,574.492    1,923,627

The Company initiated a 2-for-1 stock split of Rogers Stock on May 26, 2000 resulting in an additional 230,326 shares. The 1999 share amounts reflect this 2-for-1 stock split.


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

                                      Supplemental Schedules

                  SCHEDULE H, LINE 4i SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                           EIN NO:  06-0513860        PLAN NO:  006
                         ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                      December 31, 2000

                               Description of Invest-
                               ment Including Maturity
Identity of Issue              Date, Rate of Interest,                  Current
or Borrower                    Par or Maturity Value          Cost       Value
--------------------------------------------------------------------------------

Equity Funds
------------
CIGNA Pooled Separate Accounts:*

 SA-FTF-CIGNA Charter
  Small Company Stock
   Growth Fund           99,471.921 units of participation          $ 1,705,207

 SA-55P-Fidelity
  Equity-Income
  II Account            112,977.061 units of participation            5,367,599

 SA-55A-Fidelity
  Advisor Growth
  Opportunities
  Account                55,182.205 units of participation            3,647,699

 SA-CFB-CIGNA Charter
  Balanced Fund I        36,414.645 units of participation              372,573

 SA-55EV-Janus
  Worldwide Account      50,136.375 units of participation            3,729,276

 SA-CG-CIGNA Charter
  Large Company
  Stock - Growth Fund    83,330.175 units of participation            1,211,357

 SA-MCG-CIGNA Charter
  Midsize Company
  Stock - Blend Fund     73,840.867 units of participation            1,061,862

 SA-55E3-Lazard Small
  Cap Account            20,068.422 units of participation              483,020

 SA-55E2-Lazard
  International
  Equity Account         15,647.474 units of participation              302,435

 SA-B-CIGNA Charter
  Large Company Stock
  Index Fund             24,902.609 units of participation            1,778,150
                                                                    -----------
                                                                     19,659,178
Fixed Income Fund
-----------------

 CIGNA Charter Guaranteed
  Long-Term Fund*       455,862.162 units of participation           16,556,674

Rogers Stock Fund
(Nonparticipant-
 directed)
-----------------
  Capital Stock:
   Rogers Corporation*  480,187.054 shares            $ 9,335,627    19,883,350

Loan Fund
------------------
 Participant loans *   Participant loans, interest
                       from 6.5% to 10.0%                             1,092,693
                                                      --------------------------
                                                      $ 9,335,627   $57,191,895
                                                      ==========================
* Indicates party-in-interest to the Plan.

                  Schedule H, Line 4j SCHEDULE OF REPORTABLE TRANSACTIONS
                        EIN NO:  06-0513860        PLAN NO:  006
                      ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                            Year Ended December 31, 2000

                                                            Current
                                                            Value
                                                            of Asset
Identity                                                    on Trans-    Net
of Party   Description    Purchase  Selling    Cost         action       Gain/
Involved   of Assets      Price     Price      of Asset     Date         (Loss)
-------------------------------------------------------------------------------

Category (iii)--A series of securities transactions in excess of
  5% of plan assets
----------------------------------------------------------------

Rogers     Rogers
Corpor-    Corporation
ation*     Common Stock

           Purchased
           106,226.938
           shares in 153
           transactions   $4,441,070          $4,441,070  $4,441,070

           Sold 71,874.406
           shares in 137
           transactions            $3,017,163  1,643,936   3,017,163  $1,420,252


There were no category (i), (ii) or (iv) reportable transactions during 2000.

* Indicates party-in-interest to the Plan.

                     	CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087, 33-53353,
and 333-14419) pertaining to the Rogers Employee Savings and Investment Plan of Rogers Corporation of our report dated May 11, 2001, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2000.


                                          	ERNST & YOUNG LLP


Providence, Rhode Island
June 19, 2001