Form 10-Q
period 2001-07-01
ROGERS CORP
filed 2001-08-10
CIK 84748

Total pages included - 13


                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

The number of shares outstanding of the Registrant's classes of common stock as of July 29, 2001:

             Capital Stock, $1 Par Value-15,638,867 shares

                 ROGERS CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
                           July 1, 2001


                              INDEX


		                                              Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

	Consolidated Statements of Income--
		Three Months and Six Months Ended
		  July 1, 2001 and July 2, 2000	                    3

	Consolidated Balance Sheets--
		July 1, 2001 and December 31, 2000	          4-5

	Consolidated Statements of Cash Flows--
		Six Months Ended July 1, 2001 and
		  July 2, 2000	                                    6

	Supplementary Notes	                                 7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations	        10-12

PART II--OTHER INFORMATION

Item 5.  Other Information	                                   13

Item 6.  Reports on Form 8-K	                                   13

SIGNATURES	                                                   13

PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                   ROGERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

          (Dollars in Thousands Except for Per Share Amounts)

                             Three Months Ended:          Six Months Ended:
                           ----------------------    ------------------------
	                    July 1,     July 2,        July 1,      July 2,
	                     2001        2000           2001         2000
                           ----------------------    ------------------------
Net Sales	           $ 53,162    $ 61,266       $116,912    $124,906

  Cost of Sales		     37,361	 41,194	        80,457	    83,687
  Selling and
   Administrative Expenses    9,912	  9,709	        20,057      19,894
  Acquisition/Restructuring
   Costs		      1,995	     --          1,995          --
  Research and Development
   Expenses        	      2,965       3,246          6,090       6,175
                           --------    --------       --------    --------
Total Costs and Expenses     52,233      54,149        108,599     109,756
                           --------    --------       --------    --------
Operating Income		929	  7,117	         8,313      15,150

Other Income less
  Other Charges		      1,750	  1,846	         3,869       2,058
Interest Income, Net             26         110            125         186
                           --------    --------       --------    --------
Income Before Income Taxes    2,705       9,073	        12,307      17,394

Income Taxes:
  Federal and Foreign		784	  2,540	         3,569       4,870
  State		                 27          91	           123         174
                           --------    --------       --------    --------
Net Income		   $  1,894    $  6,442	      $  8,615	  $ 12,350
                           ========    ========       ========    ========
Net Income Per Share
 (Note E):
   Basic                   $   0.12    $   0.43	      $   0.57 	  $   0.84
                           ========    ========       ========    ========
   Diluted	           $   0.12    $   0.41	      $   0.54	  $   0.78
                           ========    ========       ========    ========
Shares Used in Computing
 (Note E):
   Basic	         15,243,000  14,814,000	    15,211,000	14,758,000
                         ==========  ==========     ==========  ==========
   Diluted	         15,842,000  15,773,000	    15,932,000	15,783,000
                         ==========  ==========     ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

                        ROGERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                              (Dollars in Thousands)



                                  July 1, 2001          December 31, 2000
                                --------------          -----------------
Current Assets:

   Cash and Cash Equivalents	      $ 17,309                   $ 10,100

   Accounts Receivable, Net	        30,799	                   35,067

   Accounts Receivable,
     Joint Ventures                      9,352                     11,198

   Inventories:
     Raw Materials                      14,009	                   12,702
     In-Process and Finished            17,393                     17,721
                                --------------            ---------------
        Total Inventories               31,402                     30,423

   Current Deferred Income Taxes         5,000	                    5,000

   Other Current Assets                  1,826                      1,061
                                --------------            ---------------
	Total Current Assets            95,688                     92,849
                                --------------            ---------------
Property, Plant and Equipment,
   Net of Accumulated
     Depreciation of $84,523 and
       $78,319	                        93,927	                   94,199

Investment in Unconsolidated
   Joint Ventures                       14,314	                   11,577

Pension Asset	                         6,407	                    6,407

Goodwill and Other
   Intangibles, Net                     13,828	                   14,068

Other Assets                             2,376                      2,414
                                --------------            ---------------
	Total Assets                  $226,540	                 $221,514
                                ==============            ===============


The accompanying notes are an integral part of the consolidated financial statements.

                         ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                               (Dollars in Thousands)

				  July 1, 2001          December 31, 2000
                             -----------------          -----------------
Current Liabilities:

  Accounts Payable                    $ 12,746	                 $ 12,418
  Accrued Employee Benefits and
    Compensation                         7,711	                   12,830
  Accrued Income Taxes Payable	         8,179	                    5,554
  Taxes, Other than Federal
    and Foreign Income                   1,341	                    1,643
  Other Accrued Liabilities              6,627                      6,300
                              ----------------           ----------------
     Total Current Liabilities	        36,604	                   38,745
                              ----------------           ----------------
Long-Term Debt	                         9,116	                    9,116

Noncurrent Deferred Income Taxes         8,427	                    8,626

Noncurrent Pension Liability	         9,676	                    9,676

Noncurrent Retiree Health Care
  and Life Insurance Benefits	         5,990	                    5,990

Other Long-Term Liabilities              3,459	                    3,548

Shareholders' Equity:

  Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000;
    Issued Shares 15,626,140
    and 15,485,570                      15,626	                   15,486
  Additional Paid-In Capital	        32,417	                   32,262
  Treasury Stock (382,900 shares)     (13,436)	                 (13,436)
  Accumulated Other Comprehensive
    Loss	                       (3,658)	                  (2,203)
  Retained Earnings                    122,319                    113,704
                              ----------------            ---------------
      Total Shareholders'
        Equity                         153,268	                  145,813
                               ---------------            ---------------
      Total Liabilities and
        Shareholders' Equity          $226,540                   $221,514
                               ===============            ===============

The accompanying notes are an integral part of the consolidated financial statements.

                            ROGERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Dollars in Thousands)

                                                   Six Months Ended:
                                               ---------------------------
	                                         July 1,	   July 2,
	                                          2001   	    2000
                                               --------          ---------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

  Net Income	                              $   8,615	          $ 12,350
  Adjustments to Reconcile
   Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization	          7,594	             6,517
      Expense for Deferred Income Taxes              --	                13
      Equity in Undistributed Income of
        Unconsolidated Joint Ventures, Net      (1,241)            (1,238)
      Loss on Disposition of Assets	             --	               325
      Noncurrent Pension and Postretirement
        Benefits                                    226	                43
      Other, Net	                          (271)	              (30)
      Changes in Operating Assets
        and Liabilities:
          Accounts Receivable	                  3,265	           (6,052)
          Accounts Receivable - Affiliates	  1,846	           (3,104)
          Inventories	                        (1,499)	           (6,231)
          Prepaid Expenses	                  (844)	             (276)
          Accounts Payable and
            Accrued Expenses                    (1,000)	             6,254
                                               --------           --------
            Net Cash Provided by
              Operating Activities               16,691	             8,571

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:

Capital Expenditures	                        (7,705)	           (9,776)
Investment in Unconsolidated
  Joint Ventures and Affiliates   	        (1,495)	               882
                                               --------           --------
            Net Cash (Used in)
              Investing Activities        	(9,200)	           (8,894)

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:

Proceeds from Short and Long-Term Borrowings	     66	              377
Repayments of Debt Principal	                  (395)	            (306)
Proceeds from Sale of Capital Stock                (31)	            1,045
                                               --------          --------
            Net Cash Provided by
             (Used in) Financing Activities       (360)	            1,116

Effect of Exchange Rate Changes on Cash	             78	               90
                                               --------          --------
Net Increase in Cash and Cash Equivalents	  7,209	              883
Cash and Cash Equivalents at
   Beginning of Year               	         10,100	            9,955
                                               --------          --------
Cash and Cash Equivalents
   at End of Quarter                  	       $ 17,309	         $ 10,838
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

B. Interest paid during the first six months of 2001 and 2000 was $495,000. and $442,000, respectively.

C. Income taxes paid were $255,000 and $378,000 in the first six months of 2001 and 2000, respectively.

D.  The components of comprehensive income, net of related tax, are as follows:


                               Three Months Ended:       Six Months Ended:
                              --------------------      ------------------
    (Dollars In Thousands)
                               July 1,     July 2,       July 1,    July2,
                                2001        2000          2001       2000
                              --------------------------------------------
    Net income                $ 1,894      $ 6,442      $ 8,615    $12,350
    Foreign currency
     translation adjustments	(951)         (47) 	(1,455)      (536)
                              --------------------      ------------------
    Comprehensive Income      $   943      $ 6,395	$ 7,160    $11,814
                              ====================      ==================
    Accumulated balances related to each component of Other Comprehensive Loss are as follows:

                		July 1, 2001		 December 31, 2000

Foreign currency translation
  adjustments	                    $(1,789)			  $ (334)
Minimum pension liability,
  net of $1,145 in taxes             (1,869)                      (1,869)
                              --------------              ---------------
                                    $(3,658)                     $(2,203)
                              ==============              ===============

E. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards
   No. 128, "Earnings per Share":


                                 Three Months Ended:         Six Months Ended:
                                 -------------------       -------------------
  (Dollars in Thousands,
   Except Per Share Amounts)     July 1,     July 2,       July 1,     July 2,
                                  2001        2000          2001        2000
                                 -------------------       -------------------

   Numerator:
     Net income                  $ 1,894     $ 6,442       $ 8,615     $12,350

   Denominator:
     Denominator for basic
       earnings per share -
       weighted-average shares    15,243      14,814        15,211	14,758

     Effect of stock options         599         959           721       1,025
                                 -------------------       -------------------
     Denominator for diluted
       earnings per share -
       adjusted weighted-
       average shares and
       assumed conversions        15,842      15,773        15,932      15,783
                                 ===================       ===================

   Basic earnings per share      $  0.12     $	0.43       $  0.57      $ 0.84
                                 ===================       ===================
   Diluted earnings per share    $  0.12     $	0.41       $  0.54      $ 0.78
                                 ===================       ===================

F. Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain reclassifications were made in 2000 to reflect the way that the business segments are viewed by top management and the Board of Directors. The prior year information presented has been restated to reflect these reclassifications. The quarterly information required by FAS No. 131 is presented below.

   (Dollars in Millions)
                                High         Printed       Polymer
                             Performance      Circuit     Materials &
                                Foams       Materials     Components     Total
   ---------------------------------------------------------------------------
   Three months ended
    July 1, 2001
     Net Sales	              $ 12.0          $ 21.6	   $ 19.6      $ 53.2
     Operating Income            0.5	         0.1	      0.3         0.9
   Three months ended
    July 2, 2000
     Net Sales	              $ 14.8          $ 23.3       $ 23.2      $ 61.3
     Operating Income            3.0	         2.7	      1.4         7.1
   Six months ended
    July 1, 2001
     Net Sales	              $ 25.8          $ 48.8       $ 42.3      $116.9
     Operating Income 	         2.2	         4.5	      1.6         8.3
   Six months ended
    July 2, 2000
     Net Sales	              $ 29.5	      $ 48.5	   $ 46.9      $124.9
     Operating Income	         5.7	         6.7          2.8        15.2


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

   The Company is currently involved as a PRP in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at an early stage and it is impossible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from an insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

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

I. On August 17, 2000, the Board of Directors authorized the Company to repurchase up to $2.0 million of its common stock. No shares have been repurchased pursuant to this authority.

J. On February 7, 2001, the Company entered into a definitive agreement to purchase the Advanced Dielectric Division (ADD) of Tonoga, Inc. (commonly known as Taconic), which operates facilities in Petersburgh, New York and Mullingar, Ireland. On May 11, 2001, the Company announced that active discussions with Taconic to acquire the ADD business have been suspended and it is not anticipated that the acquisition will occur. Accordingly, $1.5 million in costs associated with this potential acquisition were written off during the second quarter.

K. Other income less other charges was $3.9 million in the first half of 2001 compared to $2.1 million in the same period in 2000. The increase is primarily due to the performance of Rogers joint ventures, particularly Polyimide Laminate Systems, LLC (PLS) and Rogers Inoac Corporation (RIC) and higher royalty income.

L. In the second quarter of 2001, the Company incurred a restructuring charge in the amount of $500,000. This amount primarily consists of $300,000 in severance benefits for the termination of 20 employees at the Printed Circuit Materials segment and $200,000 in costs associated with the merging of two business units within the segment. All 20 of these employees were terminated during the second quarter and $400,000 of this charge remains accrued at July 1, 2001.

M. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the provisions of the Statements is not expected to have a material impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of $53.2 million in the second quarter and $116.9 million for the first half of 2001 were down 13% and 6%, respectively, from the comparable periods in 2000. Combined Sales which include one-half of the sales from three of Rogers 50% owned joint ventures, were $67.2 million for the quarter and $146.5 million for the first half, down 14% and 6%, respectively, over the same periods in 2000. The decrease in sales is primarily attributable to the widespread slowdown in wireless communications, specifically associated with cellular phones, infrastructure, and a temporary reduction in satellite television-related sales. Weak sales to the automotive market also contributed to the lower revenues.

High Performance Foam sales were $12.0 million and $25.8 million for this year's second quarter and first half, down 19% and 13%, respectively from the comparable periods in 2000. Sales in this segment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


suffered from the dramatic inventory correction that is occurring in cellular phone handsets and from the softness in the automotive market. Sales of these products into Europe were especially soft.

Sales of Printed Circuit Materials for the second quarter and first half totaled $21.6 million and $48.8 million, respectively, a decrease of 7% and an increase of 1% compared to the second quarter and first half of 2000. Sales in this segment of the Company's business were led by high-frequency circuit laminates, which continue to see high rates of adoption in wireless communication devices and infrastructure but are being negatively impacted by the slowdown in these markets that has now spread worldwide. Sales of flexible circuit laminates were significantly affected, declining over 20% in quarter two of 2001 compared to last year's second quarter. However sales of Rogers Induflex(R) EMI/RFI cable shielding materials experienced year-over-year first half growth of 21%. In May, the Company merged two of its operating units within this segment, a move that is expected to save in excess of $1.0 million annually.

Sales of Polymer Materials and Components were $19.6 million and $42.3 million, respectively for the second quarter and first half of 2001, a decrease of 15% and 10%, respectively, from the comparable 2000 periods. The largest factor contributing to lower revenues in this segment of the Company's business was decreased sales of molding compounds to the automotive market.

Profits and earning per share for the second quarter and the first half of 2001 were down from the comparable periods of 2000. Compared with the second quarter and first half of last year, earnings decreased by 71% and 30%, respectively, to $1.9 million and $8.6 million. This decrease reflected a one-time pre-tax charge of $2.0 million in the second quarter of 2001. Without this charge, the Company's earnings would have been $3.3 million for the second quarter and $10.0 million for the first half. Diluted earnings per share for the second quarter were $0.12 after the $0.09 per share one-time pre-tax charge, down from the $0.41 earned in the second quarter of 2000. For the first half of 2001, diluted earnings per share were $0.54 after the $0.09 per share one-time pre-tax charge, down from the $0.78 earned in the first half of 2000.

Manufacturing profit as a percentage of sales in the first six months of 2001 and 2000 was 31% and 33%, respectively. This decrease continues the trend of the first quarter and can be attributed to the lower sales volumes caused by the slowdown in wireless communications and automotive markets.

Selling and administrative expenses for the second quarter and first half of 2001 increased slightly in both total dollars and as a percentage of sales. The increases are primarily due to the cost of added salaried employees during 2000.

Acquisition/Restructuring costs for the second quarter and first six months of 2001 were $2.0 million. These expenses are new for this year and are attributed to the suspended Taconic acquisition and the merging of two business units within the Company's Printed Circuit Materials segment. This amount primarily consists of $300,000 in severance benefits and $200,000 in costs associated with the merging of business units and $1.5 million for the suspended Taconic acquisition.

Research and development expenses of $6.1 million for the first six months of 2001 were down slightly from the $6.2 million incurred in the first half of 2000. The slight decrease is attributed to cost savings techniques being carried out throughout the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Net interest income for 2001 remained about the same as the comparable period in 2000.

Other income was $3.9 million in the first half of 2001 compared to $2.1 million in the comparable period in 2000. The increase is primarily due to the performance of Rogers joint ventures, particularly PLS and RIC and higher royalty income. On June 28, 2001, Durel Corporation, the Company's 50% owned joint venture with 3M, was informed that the patent infringement lawsuit it filed against Osram Sylvania Inc., which had been decided in Durel's favor in February 2000, had been reversed by the U.S. Court of Appeals. Durel does not anticipate that this judgement will have any substantive effect on its business now or in the future. Durel intends to petition the appellate court for a rehearing.


Net cash provided by operating activities in the first six months of 2001 totaled $16.7 million. This compares with $8.6 million provided by operations for the comparable 2000 period. This difference is primarily attributable to lower accounts receivable and inventory levels offset by lower net income.

In 2001, investments in capital equipment totaled $7.7 million in the first six months and are expected to approach $24 million for the year. In 2000 capital expenditures in the first six months were $9.8 million and they finished at $22.7 million for the year. Despite the economic climate, Rogers is continuing to invest in its long-term future. Work is proceeding as planned on the Ghent facility and it should be operational in the fourth quarter. The Rogers Chang Chun Technology building in Taiwan is now complete. The equipment for this new joint venture facility has arrived and is being installed. Startup for this plant, that will produce flexible circuit laminates for the Taiwanese market, is still planned for late this fall.

Management believes that in the near term internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company currently has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $75 million, or the equivalent in certain other foreign currencies. The borrowing at July 1, 2001 was for 390.2 million Belgian francs ($9.1 million) and the interest rate on the loan was 5.07%. Shortly after the end of the second quarter this loan was repaid in full.

During the second quarter of 2001 there were no material developments relative to environmental matters or other contingencies. Refer to Note G.


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

                            PART II - OTHER INFORMATION

Item 5.   Other Information

          On May 11, 2001, the Company announced that active discussions with Taconic to acquire their Advanced Dielectric Division business have been suspended and it is not anticipated that the acquisition will occur.

Item 6.	  Exhibits and Reports on Form 8-K

         (a)	List of Exhibits:

         (b)	There were no reports on Form 8-K filed for the three months ended July 1, 2001.




SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				ROGERS CORPORATION
				(Registrant)




				/s/ Frank H. Roland
                                ----------------------------
       				Frank H. Roland
				Vice President, Finance and
				Chief Financial Officer


Dated:  August 10, 2001