Form 10-Q
period 2001-09-30
ROGERS CORP
filed 2001-11-13
CIK 84748

Total pages included - 13


                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                        FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the Registrant's classes of common stock as of October 28, 2001:

               Capital Stock, $1 Par Value-15,696,418 shares

                      ROGERS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                              September 30, 2001


                                    INDEX


                                        			   Page No.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

	Consolidated Statements of Income--
		Three Months and Nine Months Ended
		  September 30, 2001 and October 1, 2000                  3

	Consolidated Balance Sheets--
		September 30, 2001 and December 31, 2000	        4-5

	Consolidated Statements of Cash Flows--
		Nine Months Ended September 30, 2001 and
		  October 1, 2000	                                  6

	Supplementary Notes                                            7-10

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations	              10-12

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings	                                         13

Item 6.  Reports on Form 8-K	                                         13

SIGNATURES	                                                         13

PART I - FINANCIAL INFORMATION

                              ITEM I. FINANCIAL STATEMENTS

                           ROGERS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME

                   (Dollars in Thousands Except for Per Share Amounts)

                  	   Three Months Ended:   	    Nine Months Ended:
                       -------------------------      --------------------------
	               September 30,  October 1,      September 30,   October 1,
	                   2001         2000    	   2001    	2000
                       -------------  ----------      -------------   ----------
Net Sales              $  51,031      $  62,357       $ 167,943       $ 187,263

Cost of Sales		  35,239         41,662	        115,696	        125,349
Selling and
 Administrative Expenses   9,591	 10,026	         29,648	         29,920
Acquisition/Restructuring
 Costs		              --	     --	          1,995	             --
Research and Development
 Expenses                  3,333          2,942           9,423           9,117
                       ---------       --------        --------        --------
Total Costs and Expenses  48,163         54,630         156,762         164,386
                       ---------       --------        --------        --------
Operating Income           2,868          7,727	         11,181	         22,877

Other Income less
 Other Charges             1,663          1,938	          5,532	          3,996
Interest Income, Net          68            104             193             290
                       ---------      ---------       ---------       ---------
Income Before
 Income Taxes              4,599          9,769          16,906	         27,163

Income Taxes:
 Federal and Foreign       1,339          2,735           4,908	          7,606
 State                        41             98             164             271
                       ---------      ---------       ---------       ---------
Net Income             $   3,219      $   6,936	      $  11,834	      $  19,286
                       =========      =========       =========       =========

Net Income Per Share (Note G):

  Basic	               $    0.21      $    0.46	      $    0.78       $    1.30
                       =========      =========       =========       =========
  Diluted	       $    0.20      $    0.44	      $    0.74	      $    1.22
                       =========      =========       =========       =========

Shares Used in Computing (Note E):

  Basic	              15,299,000     14,955,000	     15,240,000	     14,832,000
                      ==========     ==========      ==========      ==========
  Diluted	      15,885,000     15,830,000	     15,917,000	     15,807,000
                      ==========     ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                              ROGERS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                     (Dollars in Thousands)


                                       September 30, 2001    December 31, 2000
                                       ------------------    -----------------
Current Assets:

  Cash and Cash Equivalents	           $   18,287	        $   10,100

  Accounts Receivable, Net	               29,509	            35,067

  Accounts Receivable, Joint Ventures	        6,869	            11,198

  Inventories:
    Raw Materials                              11,850               12,702
    In-Process and Finished                    15,680               17,721
                                           ----------           ----------
       Total Inventories                       27,530	            30,423

  Current Deferred Income Taxes	                5,000	             5,000

  Other Current Assets                          1,165                1,061
                                           ----------           ----------
	Total Current Assets	               88,360	            92,849
                                           ----------           ----------
Property, Plant and Equipment, Net of
   Accumulated Depreciation of
   $88,446 and $78,319	                       95,894	            94,199

Investment in Unconsolidated
  Joint	Ventures		               15,017	            11,577

Pension Asset	                                6,407	             6,407

Goodwill and Other Intangibles, Net	       13,729	            14,068

Other Assets                                    2,260                2,414
                                           ----------           ----------
    Total Assets	                   $  221,667	        $  221,514
                                           ==========           ==========


The accompanying notes are an integral part of the consolidated financial statements.

                         ROGERS CORPORATION AND SUBSIDIARIES

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                               (Dollars in Thousands)

			          September 30, 2001     December 31, 2000
                                  ------------------     -----------------
Current Liabilities:

 Accounts Payable                        $   11,199	        $   12,418
 Accrued Employee Benefits and
  Compensation	                              8,586	            12,830
 Accrued Income Taxes Payable	              9,027	             5,554
 Taxes, Other than Federal and
  Foreign Income                                648                  1,643
 Other Accrued Liabilities                    6,088                  6,300
                                         ----------             ----------
   Total Current Liabilities                 35,548                 38,745
                                         ----------             ----------
Long-Term Debt	                                 --	             9,116

Noncurrent Deferred Income Taxes	      8,587	             8,626

Noncurrent Pension Liability	              9,676	             9,676

Noncurrent Retiree Health Care and Life
  Insurance Benefits	                      5,990	             5,990

Other Long-Term Liabilities	              3,602	             3,548

Shareholders' Equity:

   Capital Stock, $1 Par Value:
    Authorized Shares 50,000,000;
    Issued Shares 15,668,362 and
    15,485,570	                             15,668	            15,486
   Additional Paid-In Capital	             32,684	            32,262
   Treasury Stock (382,900 shares)	   (13,436)	          (13,436)
   Accumulated Other Comprehensive
    Loss	                            (1,556)	           (2,203)
   Retained Earnings                        124,904                113,704
                                         ----------             ----------
     Total Shareholders' Equity	            158,264	           145,813
                                         ----------             ----------
     Total Liabilities and
      Shareholders' Equity	         $  221,667	        $  221,514
                                         ==========             ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            ROGERS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Dollars in Thousands)

	                                            Nine Months Ended:
                                                --------------------------
                                        	September 30,	October 1,
                                                     2001   	    2000
                                                -------------  -----------
CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:
 Net Income	                                 $   11,834	$  19,286
 Adjustments to Reconcile Net
  Income to Net Cash
   Provided by Operating Activities:
    Depreciation and Amortization                    10,958	    9,615
    Expense for Deferred Income Taxes	                 --	       13
    Equity in Undistributed (Income)
     of Unconsolidated Joint
     Ventures, Net                                   (1,965)      (2,724)
    Loss on Disposition of Assets	                  --	      333
    Noncurrent Pension and
     Postretirement Benefits	                         294	       78
    Other, Net	                                       (166)          202
      Changes in Operating Assets
       and Liabilities:
          Accounts Receivable	                       5,228	   (7,388)
          Accounts Receivable - Joint Ventures	       4,329	   (4,986)
          Inventories	                               2,786	   (5,726)
          Other Current Assets	                       (111)         (587)
          Accounts Payable and Accrued Expenses	     (2,959)         6,549
                                                  ----------    ----------
            Net Cash Provided by
             Operating Activities                     30,228        14,665

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
Capital Expenditures                       	    (12,168)      (18,633)
Investment in Unconsolidated Joint
 Ventures and Affiliates                             (1,495)           834
                                                  ----------    ----------
            Net Cash (Used in) Investing
             Activities	                            (13,663)	  (17,799)

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings	          66	     1,604
Repayments of Debt Principal	                     (9,116)	   (1,685)
Proceeds from Sale of Capital Stock	                 268	       368
                                                  ----------    ----------
            Net Cash Provided by (Used in)
             Financing Activities          	     (8,782)	       287

Effect of Exchange Rate Changes on Cash                  404	       646
                                                  ----------    ----------
Net (Decrease) Increase in Cash
 and Cash Equivalents	                               8,187	   (2,201)
Cash and Cash Equivalents at Beginning of Year	      10,100	     9,955
                                                  ----------    ----------
Cash and Cash Equivalents at End of Quarter	  $   18,287    $    7,754
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

B. Interest paid during the first nine months of 2001 and 2000 was $574,000 and $683,000, respectively.

C. Income taxes paid were $497,000 and $554,000 in the first nine months of 2001 and 2000, respectively.

D. The components of comprehensive income, net of related tax, are as follows:


                             Three Months Ended:          Nine Months Ended:
                          -------------------------    -------------------------
   (Dollars In Thousands) September 30,  October 1,    September 30,  October 1,
                               2001         2000            2001         2000
                          ------------------------------------------------------

   Net income	            $  3,219    $  6,936         $ 11,834    $ 19,286
   Foreign currency
    translation adjustments    2,103       (732)              647     (1,268)
                          -------------------------    -------------------------
   Comprehensive income     $  5,322    $  6,204 	 $ 12,481    $ 18,018
                          =========================    =========================

   Accumulated balances related to each component of Other Comprehensive Income
   (Loss) are as follows:

			        September 30, 2001          December 31, 2000
                                ------------------          -----------------
   Foreign currency
    translation adjustments             $   313		 	 $  (334)
   Change in minimum pension
    liability	                	 (1,869)                  (1,869)
                                        --------                 --------
				        $(1,556)	 	 $(2,203)
                                        ========                 ========

E. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                           Three Months Ended:           Nine Months Ended:
(In Thousands, Except  ---------------------------   --------------------------
  Per Share Amounts)   September 30,  October 1,     September 30,   October 1,
                            2001         2000             2001          2000
                       ---------------------------   --------------------------
Numerator:
    Net income         $   3,219      $   6,936      $  11,834       $	19,286

Denominator:
   Denominator for
    basic earnings per
    share -
    Weighted-average
    shares                15,299         14,955         15,240   	14,832

    Effect of stock
     options                 586            875            677             975
                       ---------------------------   ---------------------------
    Denominator for
     diluted earnings
     per share -
     adjusted
     weighted-average
     shares and assumed
     conversions          15,885   	 15,830  	15,917  	15,807
                       ===========================   ===========================

    Basic earnings
     per share         $    0.21       $   0.46       $	  0.78        $	  1.30
                       ============================   ==========================
    Diluted earnings
     per share         $    0.20       $   0.44       $	  0.74        $	  1.22
                       ============================   ==========================

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


    (In Millions)
                          High          Printed            Polymer
                       Performance      Circuit           Materials &     Total
                          Foams        Materials          Componenets
   ----------------------------------------------------------------------------
   Three months ended
    September 30, 2001
      Net Sales           $12.3           $20.2             $18.5        $51.0
      Operating Income      1.1             1.2               0.6          2.9
   Three months ended
    October 1, 2000
      Net Sales           $15.1           $26.2             $21.1        $62.4
      Operating Income      3.3             3.0               1.4          7.7
   Nine months ended
    September 30, 2001
      Net Sales           $38.1           $69.0             $60.8       $167.9
      Operating Income      3.3             5.7               2.2         11.2
   Nine months ended
    October 1, 2000
      Net Sales           $44.5           $74.8             $68.0       $187.3
      Operating Income      9.0             9.7               4.2         22.9



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

   In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection
   (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and will be continually monitoring the site for the next several years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of approximately $1,600,000 prior to 1998, and based on updated estimates provided an additional $600,000 in 1998 and $400,000 in 1999 for costs related to this matter. Prior to 1998, $700,000 was charged against this provision. In 1998, 1999, and 2000, expenses of $200,000, $400,000, and $900,000 were charged, respectively against the provision. The amount charged during the first nine months of 2001 was $100,000. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

I. On February 7, 2001, the Company entered into a definitive agreement to purchase the Advanced Dielectric Division (ADD) of Tonoga, Inc. (commonly known as Taconic), which operates facilities in Petersburgh, New York and Mullingar, Ireland. On May 11, 2001, the Company announced that active discussions with Taconic to acquire the ADD business had been suspended and it was not anticipated that the acquisition would occur. Accordingly, $1.5 million in costs associated with this potential acquisition were written off during the second quarter. On October 23, 2001, the Company terminated the acquisition agreement.

   On October 24, 2001, a breach of contract lawsuit was filed against the Company in the United States District Court for the District of Connecticut seeking damages in the amount of $25 million or more, as well as specific performance and attorneys' fees (Tonoga, Ltd., d/b/a Taconic Plastics Ltd., Tonoga, Inc., Andrew G. Russell, and James M. Russell v. Rogers Corporation). The complaint alleges that the Company breached its agreement to purchase Taconic's Advanced Dielectric Division. The Company believes that several conditions precedent to a closing contained in the relevant agreement were not satisfied by Taconic, and that the litigation is without merit. The Company intends to vigorously defend the lawsuit.

J. Other income less other charges was $5.5 million in the first nine months of 2001 compared to $4.0 million in the same period in 2000. The increase is primarily due to the performance of Rogers joint ventures, particularly Polyimide Laminate Systems, LLC (PLS) and Rogers Inoac Corporation (RIC) and higher royalty income.

K. In the second quarter of 2001, the Company incurred a restructuring charge in the amount of $500,000. This amount primarily consists of $300,000 in severance benefits for the termination of 20 employees in the Printed Circuit Materials segment and $200,000 in costs associated with the merging of two business units within the segment. All 20 of these employees were terminated during the second quarter and $150,000 of this charge remains accrued at September 30, 2001.

L. In June 2001, the Financial Accounting Standards Board issued
   Statements of Financial Accounting Standards No. 141, Business
   Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.
   Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the Provisions of the Statements is not expected to have a material impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of $51.0 million in the third quarter and $167.9 million for the first nine months of 2001 were down 18% and 10%, respectively, from the comparable periods in 2000. Combined Sales which include one-half of the sales from three of Rogers 50% owned joint ventures, were $65.7 million for the quarter and $211.8 million for the first nine months, down 17% and 10%, respectively, over the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

same periods in 2000. Along with a normal seasonally slower third quarter, the decrease in sales is primarily attributable to the widespread slowdown in wireless communications and the general downturn in the overall global economy.

High Performance Foam sales were $12.3 million and $38.1 million for this year's third quarter and first nine months, down 18% and 14%, respectively from the comparable periods in 2000. Although foam revenues continue to be soft, sales of these materials into cellular phone handsets have begun to rebound with the elimination of the inventory overhang that was present throughout the first half of the year. Sales of both urethane and silicone foams were up slightly over last quarter.

Sales of Printed Circuit Materials for the third quarter and first nine months totaled $20.2 million and $69.0 million, respectively, a decrease of 23% and a decrease of 8% compared to the third quarter and first nine months of 2000. While sales into the wireless area in general are significantly lower than during 2000, certain segments of the market are beginning to see signs of recovery that should favorably impact the Company long term. Rogers continues to benefit from penetration into new applications and new design wins for both flexible and high-frequency laminates. In May, the Company merged two of its operating units within this segment, a move that is expected to save in excess of $1.0 million annually.

Sales of Polymer Materials and Components were $18.5 million and $60.8 million, respectively for the third quarter and first nine months of 2001, a decrease of 12% and 11%, respectively, from the comparable 2000 periods. Sales to the transportation and imaging markets remain weak.

Profits and earnings per share for the third quarter and the first nine months of 2001 were down from the comparable periods of 2000. Compared with the third quarter and first nine months of last year, earnings decreased by 54% and 39%, respectively, to $3.2 million and $11.8 million. These decreases reflected a one-time pre-tax charge of $2.0 million in the second quarter of 2001. Without this charge, the Company's earnings would have been $13.1 million for the first nine months. Diluted earnings per share for the third quarter were $0.20, down from the $0.44 earned in the third quarter of 2000. For the first nine months of 2001, diluted earnings per share were $0.74 after the $0.09 per share one-time pre-tax charge, down from the $1.22 earned in the first nine months of 2000.

Manufacturing profit as a percentage of sales in the first nine months of 2001 and 2000 was 31% and 33%, respectively. This decrease continues the trend of the first and second quarters and can be attributed to the lower sales volumes caused by the slowdown in wireless communications, transportation and imaging markets, along with the general downturn in the overall global economy.

Selling and administrative expenses for the third quarter and first nine months of 2001 decreased slightly in total dollars and increased as a percentage of sales. The increase in percentage of sales is primarily due to the cost of added salaried employees during 2000, and the decreased sales volume experienced by the Company.

Acquisition/Restructuring costs for the first nine months of 2001 were $2.0 million. These expenses are new for this year and are attributed to the terminated Taconic acquisition and the merging of two business units within the Company's Printed Circuit Materials segment. This amount primarily consists of $300,000 in severance benefits and $200,000 in costs associated with the merging of business units and $1.5 million for the terminated Taconic acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Research and development expenses of $9.4 million for the first nine months of 2001 were up slightly from the $9.1 million incurred in the first nine months of 2000. The slight increase is due to the costs of technical employees added during 2000.

Net interest income for 2001 remained about the same as the comparable period in 2000.

Other income was $5.5 million in the first nine months of 2001 compared to $4.0 million in the comparable period in 2000. The increase is due to the performance of the PLS and RIC joint ventures and higher royalty income, offset partially by lower joint venture income from Durel. On June 28, 2001, Durel Corporation, the Company's 50% owned joint venture with 3M, was informed that the patent infringement lawsuit it filed against Osram Sylvania Inc., which had been decided in Durel's favor in February 2000, had been reversed by the U.S. Court of Appeals. Durel does not anticipate that this judgment will have any substantive effect on its business now or in the future.

Net cash provided by operating activities in the first nine months of 2001 totaled $30.8 million. This compares with $14.7 million provided by operations for the comparable 2000 period. This difference is primarily attributable to lower accounts receivable and inventory levels offset by lower accounts payable, accrued expenses and net income.

In 2001, investments in capital equipment totaled $12.2 million in the first nine months and are expected to approach $20.1 million for the year. In 2000, capital expenditures in the first nine months were $18.6 million and they finished at $22.7 million for the year. Despite the economic climate, Rogers is continuing to invest in its long-term future. Work is proceeding as planned on the Ghent high-frequency circuit laminate facility and it should begin making material for customer qualification soon. The Rogers Chang Chun Technology building in Taiwan is now complete. The equipment for this new joint venture facility has arrived and is being installed. Startup for this plant, that will produce flexible circuit laminates for the Taiwanese market, is still planned for late this fall.

Management believes that in the near term internally generated funds plus available lines of credit will be sufficient to meet the regular needs of the business. The Company currently has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $75 million, or the equivalent in certain other foreign currencies. The borrowing at July 1, 2001 was for 390.2 million Belgian francs ($9.1 million) and the interest rate on the loan was 5.07%. However, as U.S. interest rates dropped below the rate where Rogers could earn more on invested cash than it paid in interest on the loan, and considering the strong U.S. dollar, the decision was made to pay off the debt of approximately $9.1 million at the beginning of the third quarter.

During the third quarter of 2001 there were no material developments relative to environmental matters or other contingencies. Refer to Note G; however as explained in Note I on October 24, 2001, a lawsuit was filed against the Company relative to the termination of an acquisition.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 24, 2001, a breach of contract lawsuit was filed against the Company in the United States District Court for the District of Connecticut seeking damages in the amount of $25 million or more, as well as specific performance and attorneys' fees (Tonoga, Ltd., d/b/a Taconic Plastics Ltd., Tonoga, Inc., Andrew G. Russell, and James M. Russell v. Rogers Corporation). The complaint alleges that the Company breached its agreement to purchase Taconic's Advanced Dielectric Division. The Company believes that several conditions precedent to a closing contained in the relevant agreement were not satisfied by Taconic, and that the litigation is without merit. The Company intends to vigorously defend the lawsuit.

Item 6.	 Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:  none

	(b) There were no reports on Form 8-K filed for the three months ended September 30, 2001.




                                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			                    ROGERS CORPORATION
				            (Registrant)



				            /S/ FRANK H. ROLAND
				            ----------------------
				            Frank H. Roland
				            Vice President, Finance and
				            Chief Financial Officer


Dated:  November 13, 2001