Form 10-K
period 2001-12-30
ROGERS CORP
filed 2002-03-27
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D. C. 20549


                                           FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 30, 2001

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

                          		(860) 774-9605
		     (Registrant's telephone number, including area code)

                  Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange on
	Title of each class		                 which registered
Capital Stock, $1 Par Value		         New York Stock Exchange, Inc.
Rights to Purchase Capital Stock		 New York Stock Exchange, Inc.

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

        Yes       X        No ________

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Capital Stock, $1 par value, held by non-affiliates of the Registrant as of March 1, 2002 was $480,476,656.

   The number of shares of Capital Stock, $1 par value, outstanding as of March 1, 2002 was 15,180,937.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 30, 2001 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 2002 annual meeting of stockholders to be held April 25, 2002, are incorporated by reference into
Part III.

                                 TABLE OF CONTENTS


                                       PART I

Item                                                                  Page

1.  Business                                                       	 1

2.  Properties                                                      	 6

3.  Legal Proceedings                                            	 6

4.  Submission of Matters to a Vote of Security Holders            	 8


                                       PART II

5.  Market for Registrant's Common Equity and Related Stockholder
    Matters                                                         	 8

6.  Selected Financial Data                                       	 8

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                         	 8

7A. Quantitative and Qualitative Disclosures About Market Risk	         8

8.  Financial Statements and Supplementary Data	                         8

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                           	 8

                                       PART III


10. Directors and Executive Officers of the Registrant	                 9

11. Executive Compensation	                                         9

12. Security Ownership of Certain Beneficial Owners and Management	 9


                                        PART IV

14. Exhibits and Reports on Form 8-K	                                 10

                                       SIGNATURES

    Signatures	                                                         14

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

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for printed circuit materials, especially high frequency circuit materials; high performance urethane and silicone foams; and the electroluminescent lamp joint venture with 3M. An increasingly large percentage of these materials are going into fast growth, high technology applications, such as cell telephone base stations and antennas, handheld wireless devices and satellite television receivers.

                      BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 39-41 of the annual report to shareholders for the year ended December 30, 2001, is incorporated herein by reference.

                                         PRODUCTS

Rogers Corporation manufactures and sells specialty polymer composite materials and components which it develops for growing markets and applications around the world. The Company has three business segments: High Performance Foams, Printed Circuit Materials, and Polymer Materials and Components. The Company's products are based on its core technologies in polymers, fillers, and adhesion. Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under the Company's valuable brand names.

HIGH PERFORMANCE FOAMS

High Performance Foams include urethane foams and silicone foams. The Company's High Performance Foams have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

High Performance Foams are sold to fabricators, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's
High Performance Foams include: PORON (R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices, computers and peripherals;

PORON cushion insole materials for footwear and related products; PORON healthcare and medical materials for body cushioning, orthotic appliances; BISCO (TM) silicone foams, used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak (R) compressible printing plate backing and mounting products for cushioning flexographic printing on packaging materials.

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

The polymer based dielectric layers of the Company's high frequency circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for the Company's high frequency printed circuit board materials include RO3000 (R), RO4000 (R), DUROID (R), RT/duroid (R), ULTRALAM (R), and TMM (R) laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals. Each laminate addresses specific needs and applications within the communications market. High frequency circuits are used throughout the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex (R) materials. They are mainly used to make interconnections for handheld computers, portable electronic devices, and hard disk drives. The performance characteristics of R/flex materials differentiate these laminates from commonly available flexible circuit materials.

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

Industrial laminates are manufactured by the Company under the Induflex (R) trade name. These polyester based laminates, with thin aluminum and copper cladding, are sold to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to automotive component manufacturers for making flat, etched-foil heaters.

POLYMER MATERIALS AND COMPONENTS

Polymer Materials and Components include high performance elastomer components, composite materials, high performance thermoset moldable composites, and power distribution bus bars. The Company's Polymer Materials and Components have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

Polymer Materials and Components are sold to molders, printers and original equipment manufacturers for applications in transportation, communications, imaging, computer, consumer and other markets. Trade names for the Company's Polymer Materials and Components include: NITROPHYL (R) floats for fill level sensing in fuel tanks, motors, and storage tanks; ENDUR (R) elastomer rollers and belts for document handling in copiers, computer printers, facsimile machines, mail sorting machines and automated teller machines;
MPC (R) phenolic-based and RX (R) epoxy-based thermoset moldable composites for molding engine and transmission parts used in vehicles, and for molding commutator hubs, brush holders, and other high performance parts that insulate electrical activity in electric motors, appliances, and tools. In January 1999, the Company acquired portions of the moldable composite business of Cytec Fiberite, broadening the line of thermoset moldable phenolic and epoxy composites that it can offer customers for high performance applications. Acquired products include brake piston formulations for molding disk brake pistons, and epoxy molding materials for making optoelectronics components.

Power distribution bus bars are manufactured by the Company under the MEKTRON (R) trade name. Bus bars are sold to manufacturers of high voltage electrical traction systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment.

The Company's nonwoven composite materials are manufactured for medical padding and bandaging, and industrial pre-filtration applications. In October 1998, the Company acquired the dampening sleeve business from Imation, a former 3M business. These nonwoven composite roller covers, and related pressroom products, are consumable supplies used by the lithographic printing industry.

One of the Company's joint ventures complements the Company's worldwide business in Polymer Materials and Components. This is Durel Corporation, a 50% owned venture with 3M, which manufactures DUREL electroluminescent lamps and phosphor, in Chandler, Arizona.

                                BACKLOG

Excluding joint venture activity, the backlog of firm orders for High Performance Foams was $3,611,000 at December 30, 2001 and $2,860,000 at December 31, 2000. The backlog of firm orders for Printed Circuit Materials was $7,384,000 at December 30, 2001 and $7,689,000 at December 31, 2000.
The backlog of firm orders for Polymer Materials and Components was $12,273,000 at December 30, 2001 and $21,257,000 at December 31, 2000.
The amount of unfilled orders is reasonably stable throughout the year.

                             RAW MATERIALS

The manufacture of High Performance Foams, Printed Circuit Materials and Polymer Materials and Components requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply that, if discontinued, could interrupt production. When this has occurred in the past, the Company has purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.

                               EMPLOYEES

The Company employed an average of 217 people in the High Performance Foams operations, 480 people in the Printed Circuit Materials operations, and 679 people in the Polymer and Materials operations during 2001.

                              SEASONALITY

In the Company's opinion, none of the business is seasonal.

                          CUSTOMERS & MARKETING

The Company's products were sold to approximately 2,500 customers worldwide in 2001. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within all of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

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

During its fiscal year 2001, the Company spent $12,570,000 on research and development activities, compared with $12,493,000 in 2000, and $10,791,000 in 1999. These amounts include the cost of the corporate research and development effort in Rogers, Connecticut, which amounted to $8,670,000, $8,892,000, and $7,491,000 in 2001, 2000, and 1999, respectively. The balance was comprised of expenditures for product development and new process development activities in its operating units.

                            ENVIRONMENTAL REGULATION

During fiscal year 2001, the Company spent $400,000 on capital equipment necessary to comply with federal, state, and local environmental protection, health and safety regulations. Management estimates that 2002 expenditures needed for compliance with current environmental, health, and safety regulations will approximate $900,000 of which $600,000 has been accrued and $300,000 is expected to be capitalized. These capital expenditures will generally be depreciated on a straight-line basis over a period of from 5 to 10 years.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

      Name, Age		Prior Business Experience            Served in Present
and Present Position	   in Past Five Years	               Position Since
------------------------------------------------------------------------------
Walter E. Boomer, 63	President of Babcock & Wilcox
President and Chief     Power Generation Group and Executive
Executive Officer       Vice President of McDermott
                   	International, Inc. to October 1996.	   March 1997

Bruce G. Kosa, 62
Vice President,
Technology                                                       October 1994

John A. Richie, 54
Vice President,
Human Resources                                                  October 1994

Frank H. Roland, 66	Vice President of RBX Corporation
Vice President,         January 1995 to October 1996;
Finance; Chief          President of Rubatex Corporation
Financial Officer;      April 1995 to October 1996;
and Secretary	        President and Chief Executive
                        Officer of RBX Corporation
                        October 1996 to July 1998.             September 1998

Robert D. Wachob, 54	Vice President, Sales and Marketing
Executive Vice          from October 1990 to May 1997;
President               Senior Vice President, Sales and
	                Marketing from May 1997 to
                        January 2000.                            January 2000

Robert M. Soffer, 54
Treasurer 	                                                   March 1987
Assistant Secretary and Clerk 		                        February 1992
Vice President		                                           April 2000

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

                          Floor Space
	                 (Square Feet)  Type of Facility         Leased/Owned
                         -------------  ----------------         ------------

High Performance Foams
----------------------
Woodstock, Connecticut      152,000	Manufacturing	                Owned
Elk Grove Village,
  Illinois	             93,000     Manufacturing	  Leased through 9/07

Printed Circuit Materials
-------------------------
Chandler, Arizona	    156,000	Manufacturing	                Owned
	                      4,000	Warehouse	                Owned
	                     11,000	Rental Property	                Owned
Chandler, Arizona*	    142,000	Manufacturing	                Owned
Evergem, Belgium	     80,000	Manufacturing			Owned
Ghent, Belgium
   Rogers NV	             17,000	Manufacturing	                Owned
   Rogers Induflex NV	     96,000	Manufacturing	                Owned

Polymer Materials and Components
--------------------------------
Manchester, Connecticut	    150,000	Manufacturing	                Owned
                             38,000     Warehouse	                Owned
South Windham, Connecticut   88,000	Manufacturing	                Owned
Rogers, Connecticut	    290,000	Manufacturing	                Owned
Ghent, Belgium
   Rogers NV	             96,000	Manufacturing	                Owned

Other
-----
Rogers, Connecticut	    116,000     Corporate Headquarters/
                                        Research &
                                        Development	                Owned
Tokyo, Japan	              2,000	Sales Office      Leased through 9/03
Wanchai, Hong Kong	      1,000	Sales Office	  Leased through 3/03
Guangzhou, China              1,000     Sales Office      Leased through 3/03
Taipei, Taiwan, R.O.C.	      1,000	Sales Office	  Leased through 7/03
Seoul, Korea	              1,000	Sales Office	  Leased through 2/03
                                 50     Warehouse         Leased through 5/03
Singapore	              1,000	Sales Office	  Leased through 6/03

*The Company is leasing this facility to the current owner of the flexible interconnections business, which was sold by the Company in 1993.

Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

The Company is currently involved as a potentially responsible party (PRP) in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. The Company also has been seeking to identify insurance coverage with respect to these matters.
Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, and will continue to monitor the site for the next two years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $2,200,000 prior to 1999 and based on updated estimates provided an additional $400,000 in 1999 for costs related to this matter. Prior to 1999, $900,000 was charged against this provision. In 1999, 2000, and 2001 expenses of $400,000, $900,000, and $100,000 were charged, respectively, against the provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

In this same matter the United States Environmental Protection Agency (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company placed that decision on appeal with the District of Columbia Federal Court of Appeals in 2000. In early January of 2002, the Company was informed that the Court of Appeals reversed the decision.
As a result of this favorable decision, the $300,000 reserve for the fine was taken into income in 2001 as the Company intends to vigorously resist any future attempts by the government to impose a substantial fine.

On February 7, 2001, the Company entered into a definitive agreement to purchase the Advanced Dielectric Division (ADD) of Tonoga, Inc. (commonly known as Taconic), which operates facilities in Petersburgh, New York and Mullingar, Ireland. On May 11, 2001, the Company announced that active discussions with Taconic to acquire the ADD business had been suspended and it was not anticipated that the acquisition would occur. Accordingly, $1,500,000 in costs associated with this potential acquisition were written off during the second quarter. On October 23, 2001, the Company terminated the acquisition agreement.

On October 24, 2001, a breach of contract lawsuit was filed against the Company in the United States District Court for the District of Connecticut seeking damages in the amount of $25,000,000 or more, as well as specific performance and attorneys' fees (Tonoga, Ltd., d/b/a Taconic Plastics Ltd., Tonoga, Inc., Andrew G. Russell, and James M. Russell v. Rogers Corporation). The complaint alleges that the Company breached its agreement to purchase Taconic's Advanced Dielectric Division. The Company believes that several conditions precedent to a closing contained in the relevant agreement were not satisfied by Taconic, and that the litigation is without merit. The Company intends to vigorously defend the lawsuit.

In addition to the above issues, the nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation that is defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse effect on the financial position of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   	PART II


Item 5.	 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 21, under the caption "Restriction on Payment of Dividends" in Note F on page 35, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 21 of the 2001 annual report to shareholders.

At March 1, 2002, there were 956 shareholders of record.

Item 6.	 SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 15 of the 2001 annual report to shareholders, but specifically excluding from said incorporation by reference the information contained therein and set forth under the subcaption "Other Data."

Item 7.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 16 through 23 of the 2001 annual report to shareholders.

Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" on page 22 of the 2001 annual report to shareholders.

Item 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages 24 through 41 and under the caption "Quarterly Results of Operations" in the "Management's Discussion and Analysis" on page 19 of the 2001 annual report to shareholders.

Item 9.	 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

None.

                                      PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 3 of the Registrant's definitive proxy statement dated March 18, 2002, for its 2002 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I.


Item 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" on page 6 and 7 and "Executive Compensation" on pages 8 through 16 of the Registrant's definitive proxy statement, dated
March 18, 2002, for its 2002 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions
"Stock Ownership of Management" on page 4 and "Beneficial Ownership of
More Than Five Percent of Rogers Stock" on page 5 of the Registrant's definitive proxy statement, dated March 18, 2002, for its 2002 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.

				   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)(1) and (2)- The following consolidated financial statements of Rogers
                Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 30, 2001, are incorporated by reference in Item 8:

                  Consolidated Balance Sheets - December 30, 2001 and
                    December 31, 2000
                  Consolidated Statements of Income - Fiscal Years Ended
                    December 30, 2001, December 31, 2000, and January 2, 2000
                  Consolidated Statement of Shareholders' Equity - Fiscal
                    Years Ended December 30, 2001, December 31, 2000, and January 2, 2000
                  Consolidated Statements of Cash Flows - Fiscal Years
                    Ended December 30, 2001, December 31, 2000, and
                    January 2, 2000
                  Notes to Consolidated Financial Statements
                     - December 30, 2001

	        The following consolidated financial statement schedule of Rogers Corporation and Subsidiaries is included in
                Item 14 (d):

	          Schedule II Valuation and Qualifying Accounts



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Separate financial statements of Rogers Corporation's joint ventures are omitted because none of the individual joint ventures have met the materiality thresholds.

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

	4b Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant hereby undertakes to file these instruments with the Commission upon request.

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

       10j Rogers Corporation Voluntary Deferred Compensation Plan for Key
           Employees** (1993, as amended on December 22, 1994,
           December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999
           Form 10-K*.

       10k Rogers Corporation Long-Term Enhancement Plan for Senior
           Executives of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000) . The April 4, 2000 amendment was file as Exhibit 10k to the 2000 Form 10-K*.

       10l Rogers Corporation 1998 Stock Incentive Plan (1998, as amended
           September 9, 1999 and December 21, 1999).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*.

       10m Multicurrency Revolving Credit Agreement dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*.

       13 Portions of the Rogers Corporation 2001 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

       21  Subsidiaries of the Registrant.

       23  Consent of Independent Auditors.


 * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Management Contract.


(b) No reports on Form 8-K were filed during the three months ended December 30, 2001.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule

            	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          	ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES

(Dollars in Thousands)                				  Balance
			Balance at     Charged to		  at End
			Beginning      Costs and	Other	  of
      Description	of Period      Expenses	     Deductions	  Period
--------------------------------------------------------------------------
December 30, 2001:

Allowance for
  doubtful accounts	$ 1,804            --        $  (441)    $ 1,363


December 31, 2000:

Allowance for
  doubtful accounts	$   794	        $  987       $   (23) 	 $ 1,804


January 2, 2000:

Allowance for
  doubtful accounts	$   318   	$  520	     $    44 	 $   794

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           			ROGERS CORPORATION
		                  (Registrant)



Date:  March 27, 2002				By /s/Frank H. Roland
                                                ---------------------
					        Frank H. Roland
                                                Vice President, Finance;
                                                Chief Financial Officer; and
					        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/Walter E. Boomer 	              President (Principal Executive Officer)
----------------------                and Director
	Walter E. Boomer


By /s/Leonard M. Baker 	              Director
----------------------
	Leonard M. Baker


By /s/Harry H. Birkenruth 	      Director
-------------------------
	Harry H. Birkenruth


By /s/Edward L. Diefenthal 	      Director
--------------------------
	Edward L. Diefenthal


By /s/Gregory B. Howey 	              Director
-----------------------
	Gregory B. Howey


By /s/Leonard R. Jaskol 	      Director
-----------------------
	Leonard R. Jaskol


By /s/Eileen S. Kraus                 Director
---------------------
        Eileen S. Kraus


By /s/William E. Mitchell 	      Director
-------------------------
	William E. Mitchell


By /s/Robert G. Paul 	              Director
--------------------
	Robert G. Paul

                      EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


		                       Percentage
		                       of Voting	Jurisdiction
		                       Securities       of Incorporation
	Company  	               Owned  	        or Organization
-------------------------------------------------------------------------
	Rogers L-K Corp.	       100%	        Delaware

	Rogers Japan Inc.	       100%	        Delaware

	Rogers Southeast Asia, Inc.    100%	        Delaware

	Rogers Taiwan, Inc.	       100%	        Delaware

	Rogers Korea, Inc.	       100%	        Delaware

	Rogers China, Inc.	       100%	        Delaware

	Rogers Technologies
           Singapore, Inc.	       100%	        Delaware

	Rogers Specialty
           Materials Corporation       100%	        Delaware

	Rogers Circuit
           Materials, Inc.	       100%	        Delaware

	TL Properties, Inc.	       100%	        Arizona

	World Properties, Inc.	       100%	        Illinois

	Rogers Export Sales
           Corporation	               100%	        Barbados

	Rogers Induflex N.V.	       100%	        Belgium

	Rogers N.V.	               100%	        Belgium

	Rogers GmbH	               100%	        Germany

	Rogers (UK) LTD	               100%	        England

	Rogers S.A.	               100%	        France

   *	Rogers Inoac Corporation	50%	        Japan

   *	Durel Corporation	        50%	        Delaware

   * 	Polyimide Laminate
           Systems, LLC	                50%	        Delaware

   *    Rogers Chang Chun
           Technology Co., LTD	        50%	        Taiwan, R.O.C.


   *	These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                                    EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Rogers Corporation of our report dated February 1, 2002, included in the 2001 Annual Report to Shareholders of Rogers Corporation.

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

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-21121, 33-38219, 33-38920, 33-64314, 33-44087,
33-53353, 333-14419, 333-42545, 333-50901, and 333-59634 and
Form S-3 No. 33-53369) pertaining to various stock option plans, employee savings plans, employee stock ownership plans, and stock grants, of Rogers Corporation of our report dated February 1, 2002, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Rogers Corporation.






		                   ERNST & YOUNG LLP




Providence, Rhode Island
March 25, 2002