Form 10-Q
period 2002-03-31
ROGERS CORP
filed 2002-05-10
CIK 84748

Total pages included - 15


                             SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________


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

				Yes	    X		No

The number of shares outstanding of the Registrant's classes of common stock as of April 28, 2002:

                  Capital Stock, $1 Par Value   -  15,809,143 shares

                     ROGERS CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                               March 31, 2002


                                   INDEX


                                                            	  Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Consolidated Statements of Income --
		Three Months Ended March 31, 2002 and
		  April 1, 2001	   				         3

         Consolidated Balance Sheets --
		March 31, 2002 and December 30, 2001	               4-5

         Consolidated Statements of Cash Flows --
		Three Months Ended March 31, 2002 and
		  April 1, 2001	  					 6

	 Supplementary Notes	  				      7-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations	             12-14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings						15

Item 6.  Reports on Form 8-K	  				        15

SIGNATURES	  							15

                        PART I - FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                     ROGERS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Thousands Except Per Share Amounts)


                                       	       Three Months Ended:
               			                   (Unaudited)

                                         March 31, 2002     April 1, 2001
                                         --------------     -------------

Net Sales	                              $  54,558	        $  63,750

   Cost of Sales	                         38,315	           43,096
   Selling and Administrative Expenses	         10,109	           10,145
   Research and Development Expenses              3,465	            3,125
                                         --------------     -------------
Total Costs and Expenses	                 51,889	           56,366
                                         --------------     -------------
Operating Income	                          2,669	            7,384

Other Income less Other Charges	                  2,607	            2,119
Interest Income (Expense), Net	                   (97)	               99
                                         --------------     -------------
Income Before Income Taxes	                  5,179	            9,602

Income Taxes:
   Federal and Foreign	                          1,256	            2,781
   State	                                     39	              100
                                         --------------     -------------

Net Income	                              $   3,884	        $   6,721
                                         ==============     =============

Net Income Per Share (Note E):

   Basic	                              $     .25	        $     .44
                                         ==============     =============
   Diluted	                              $     .24	        $     .42
                                         ==============     =============

Shares Used in Computing (in thousands) (Note E):

   Basic	                                 15,403	           15,178
                                         ==============     =============
   Diluted	                                 16,049	           16,023
                                         ==============     =============



The accompanying notes are an integral part of the consolidated financial statements.

                          ROGERS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                               (Dollars in Thousands)


				         (Unaudited)
                                 	March 31, 2002    December 30, 2001

Current Assets:

  Cash and Cash Equivalents	             $   8,612	          $  20,891

  Accounts Receivable, Net                	32,987	             27,460

  Account Receivable, Joint Ventures	         6,462	              5,123

  Inventories:
    Raw Materials	                         8,790	             10,003
    In-Process and Finished	                17,008	             15,372
                                        --------------    -----------------
       Total Inventories  	                25,798	             25,375

  Current Deferred Income Taxes	                 5,041	              5,041

  Other Current Assets	                         1,581	              1,026
                                        --------------    -----------------
       Total Current Assets	                80,481	             84,916
                                        --------------    -----------------
Property, Plant and Equipment, Net of
  Accumulated Depreciation of
  $93,471and $90,015	                        98,646	             98,454

Investments in Unconsolidated Joint
  Ventures 	                                14,876	             16,116

Pension Asset	                                 6,308	              6,308

Goodwill and Other Intangibles, Net	        22,163	             13,588

Other Assets	                                 5,305	              4,427
                                        --------------     ----------------
       Total Assets	                     $ 227,779	          $ 223,809
                                        ==============     ================


The accompanying notes are an integral part of the consolidated financial statements.

                        ROGERS CORPORATION AND SUBSIDIARIES

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                               (Dollars in Thousands)

                                         (Unaudited)
				        March 31, 2002    December 30, 2001

Current Liabilities:

  Accounts Payable	                    $   10,282	         $   12,009
  Accrued Employee Benefits and
    Compensation	                         8,564	              6,974
  Accrued Income Taxes Payable	                 7,126	              6,337
  Taxes, Other than Federal and Foreign
    Income	                                   528	                441
  Other Accrued Liabilities	                 4,615	              3,931
                                            ----------           ----------
       Total Current Liabilities	        31,115	             29,692
                                            ----------           ----------
  Long-Term Debt	                         3,312	              1,315

  Noncurrent Deferred Income Taxes	         8,105	              8,152

  Noncurrent Pension Liability	                 9,171	             12,371

  Noncurrent Retiree Health Care and Life
    Insurance Benefits	                         6,052	              6,052

  Other Long-Term Liabilities	                 2,883	              3,165

  Shareholders' Equity:

     Capital Stock, $1 Par Value:
       Authorized Shares 50,000,000; Issued
       Shares 15,767,811 and 15,739,184	        15,768	             15,739
     Additional Paid-In Capital	                35,517	             35,351
     Retained Earnings	                       133,322	            129,438
     Accumulated Other Comprehensive Loss      (4,326)	            (4,030)
     Treasury Stock
       (373,940 and 382,900 shares)	      (13,140)	           (13,436)
                                            ----------           ----------
	Total Shareholders' Equity	       167,141	            163,062
                                            ----------           ----------
	Total Liabilities and
	  Shareholders' Equity	             $ 227,779	          $ 223,809
                                            ==========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          ROGERS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Dollars in Thousands)

                                       	        Three Months Ended:

                                               March 31,     April 1,
                                        	  2002         2001

CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net Income	                                $  3,884    $  6,721
  Adjustments to Reconcile Net
   Income to Net Cash Provided by
   (Used in) Operating Activities:
     Depreciation and Amortization	           3,656       3,762
     Expense (Benefit) for Deferred
      Income Taxes	                              34	  --
     Equity in Undistributed (Income) Loss
      of Unconsolidated Joint Ventures, Net       (1,713)       (516)
     Noncurrent Pension and Postretirement
      Benefits                                    (3,026)	  (2)
     Other, Net	                                    (307)       (269)
     Changes in Operating Assets and
       Liabilities:
         Accounts Receivable                      (5,453)     (4,232)
         Accounts Receivable - Affiliates	  (1,338)     (1,196)
         Inventories                       	    (496)     (1,512)
         Other Current Assets	                    (566)	  32
         Accounts Payable and Accrued Expenses     1,768      (2,294)
                                                 --------    --------
           Net Cash Provided by (Used in)
             Operating Activities	          (3,557)	 494

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
 Capital Expenditures	                          (2,470)     (2,674)
 Acquisition of Businesses                        (8,000)         --
 Investment in Unconsolidated Joint
    Ventures and Affiliates	                   2,962         706
                                                 --------    --------
           Net Cash (Used in)
            Investing Activities                  (7,508)     (1,968)

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
 Proceeds from Short and Long-Term Borrowings	   3,322	   67
 Repayments of Debt Principal                     (1,724)         (67)
 Repayment of Life Insurance Note                 (3,081)          --
 Disposition of Treasury Stock                       214           --
 Proceeds from Sale of Capital Stock	             268          176
                                                 -------      -------
            Net Cash Provided by (Used in)
              Financing Activities	          (1,001) 	  176

 Effect of Exchange Rate Changes on Cash            (213)         501
                                                 -------      -------
 Net Increase/(Decrease) in Cash and
   Cash Equivalents	                         (12,279)        (797)

 Cash and Cash Equivalents at Beginning of Year   20,891       10,100
                                                 -------      -------
 Cash and Cash Equivalents at End of Quarter	 $ 8,612      $ 9,303
                                                 =======      =======



The accompanying notes are an integral part of the consolidated financial statements.

                          ROGERS CORPORATION AND SUBSIDIARIES

                                   SUPPLEMENTARY NOTES
                                       (Unaudited)

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.

B. Interest paid during the first three months of 2002 and 2001 was $199,000 and $342,000, respectively.

C. Income taxes paid were $2,000 and $0 in the first three months of 2002 and 2001, respectively.

D. The components of other comprehensive loss, net of related tax, for the three-month periods ended March 31, 2002 and April 1, 2001 are as follows:



                                              Three Months Ended

(Dollars in Thousands)

                                          March 31, 2002   April 1, 2001

Net income	                             $   3,884	     $   6,721
Foreign currency translation adjustment           (296)	          (504)
                                             ---------       ---------
Comprehensive income	                     $   3,588	     $   6,217
                                             =========       =========




    Accumulated balances related to each component of Other Comprehensive Loss are as follows:
                                        March 31, 2002   December30, 2001

Foreign currency translation
  adjustments			            $  (1,423)      $  (1,127)
Minimum pension liability                      (2,903)         (2,903)
					    ---------       ---------
                                            $  (4,326)      $  (4,030)
                                            =========       =========

                                      (Unaudited)

E. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share":

  (Dollars in Thousands, Except Per Share Amounts)

                                       	       March 31,       April 1,
	                                         2002  	         2001

Numerator:
 Net income	                               $ 3,884	       $ 6,721
Denominator:
 Denominator for basic earnings per share -
  weighted-average shares	                15,403	        15,178

  Effect of stock options	                   646	           845

  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions	        16,049	        16,023
                                               =======         =======
 Basic earnings per share    	               $   .25 	       $   .44
                                               =======         =======
 Diluted earnings per share	               $   .24	       $   .42
                                               =======         =======

F. The following table sets forth the information about the Company's operating segments in conformity with Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                              High	 Printed    Polymer
			  Performance	 Circuit   Materials &
			     Foams      Materials  Components	Total
(Dollars in Millions)

Three Months ended
  March 31, 2002
     Net Sales	            $15.7          $19.5     $19.4	$54.6
     Operating Income	      1.6	     0.4       0.7        2.7

Three Months ended
   April 1, 2001
     Net Sales	            $13.8          $27.3     $22.7	$63.8
     Operating Income	      1.7	     4.5       1.2        7.4

                                   (Unaudited)

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

   In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, and will continue to monitor the site in 2002 and 2003. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $2,200,000 prior to 1999 and based on updated estimates provided an additional $400,000 in 1999 for costs related to this matter. Prior to 1999, $900,000 was charged against this provision.
   In 1999, 2000, and 2001 expenses of $400,000, $900,000, and $100,000 were charged, respectively, against the provision. No amount has been charged to the reserves for the first three months of 2002. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

                                  (Unaudited)

   The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

H. From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's capital stock. The most recent regular authorization was approved on August 17, 2000 and provided for the repurchase of up to an aggregate of $2,000,000 in market value of such stock. On October 24, 2001, the Company's Board of Directors authorized, at management's discretion, the repurchase of shares of the Company's capital stock in order to provide participants in the Rogers Corporation Global Stock Ownership Plan For Employees (see Note M), an employee stock purchase plan, with shares of such stock. This is just one of the ways shares can be provided to plan participants. At year-end, neither authorization had been used to repurchase stock. However, on December 31, 2001, 8,960 shares of Treasury Stock were used to provide the plan participants the shares for the initial plan period that was initiated on October 1, 2001 and concluded on December 31, 2001. As of March 31, 2002, Treasury Stock totals 373,940 shares and is shown at cost on the balance sheet as a reduction of Shareholders' Equity.

I. On February 7, 2001, the Company entered into a definitive agreement to purchase the Advanced Dielectric Division (ADD) of Tonoga, Inc. (commonly known as Taconic), which operates facilities in Petersburgh, New York and Mullingar, Ireland. On May 11, 2001, the Company announced that active discussions with Taconic to acquire the ADD business had been suspended and it was not anticipated that the acquisition would occur. Accordingly, $1,500,000 in costs associated with this potential acquisition were written off during the second quarter of 2001. On October 23, 2001, the Company terminated the acquisition agreement.

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

J. Other income less other charges was $2,600,000 in the first quarter of 2002 compared to $2,100,000 in the same period in 2001. The increase is primarily due to the performance of Rogers joint ventures, particularly Durel Corporation and Rogers Inoac Corporation (RIC), partially offset by lower royalty income.

K. In the second quarter of 2001, the Company incurred a restructuring charge in the amount of $500,000. This amount primarily consists of $300,000 in severance benefits

                                 (Unaudited)

   for the termination of 19 employees in the Printed Circuit Materials segment and $200,000 in costs associated with the merging of two business units within the segment. All 19 of these employees were terminated during the second quarter. The balance in the accrual at March 31, 2002 was $27,000.

L. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and
   No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

   The Company has applied Statements 141 and 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 resulted in an increase in net income of $83,000 in the first quarter of 2002. Management is currently in the process of conducting the first step of the impairment reviews for its goodwill and expects to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of this standard. Although more analysis is necessary, a preliminary review indicates that there is no impairment of goodwill.

M. In 2001, shareholders approved the Rogers Corporation Global Stock Ownership Plan for Employees, an employee stock purchase plan. The plan provides for the issuance of up to 500,000 shares of Company stock. Shares may be purchased by participating employees through payroll deductions that are made during prescribed offering periods with the actual purchases made at the end of each offering period. Currently, shares may be purchased at 85% of the stock's closing price at the beginning or end of each offering period, whichever is lower, and other rules have been established for participation in the plan.

N. As of December 31, 2001 (fiscal year 2002), the Company acquired certain assets of the high performance foam business of Cellect LLC for approximately $10,000,000 in cash, plus a potential earn out in five years based upon performance. These assets included intellectual property rights, machinery and equipment, and customer lists for portions of the Cellect plastomeric and elastomeric high performance polyolefin foam business. The acquisition was accounted for as a purchase. A portion of the purchase price has been allocated to property, plant and equipment. The remainder of the purchase price will be allocated to intangible assets based on their respective fair values at the date of acquisition.

   The acquisition of Cellect will be easily integrated into Rogers High Performance Foams. The product portfolio acquired increases the variety of offerings in this segment and provides Rogers with a lower density and less expensive product
   grouping, thus providing the ability to expand the Company's market
   share.   In addition, the intellectual property obtained (18 patents)
   should enable the Company to develop new products to add to its High Performance Foam portfolio. However, the acquisition is only expected to be modestly accretive to earnings in 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales in the first quarter of 2002 were $54.6 million were down about
14% compared to $63.8 million in the first quarter of 2001, which was a record quarter for the Company. Combined Sales, which include one half of the sales from Rogers' four 50% owned joint ventures, were $68.7 million for the quarter, down from the $77 million reported in the first quarter of 2001. For comparative purposes, Combined Sales amounts for 2001 have been adjusted for the divestiture of the ENDUR(R) elastomer components portion of Rogers Inoac Corporation (RIC), which took place in January 2002. Although sales were down from the first quarter of 2001, revenues across most of the Company's product lines improved from the fourth quarter of 2001, reflecting the general upturn in the economy.

High Performance Foam sales were $15.7 million for this year's first quarter up almost 14% from quarter one last year. Revenues in this business segment increased, in part, due to sales from the newly acquired Cellect product lines. Some of the other reasons for higher revenues in this segment of the Company's business were stronger sales into the cell phone and imaging markets.

Sales of Printed Circuit Materials for the quarter totaled $19.5 million, a decrease of over 28% compared to the first quarter of 2001. Lower sales of flexible materials in the first quarter offset the continuing improvement in sales of both high frequency and shielding materials.

Sales of Polymer Materials and Components decreased by over 14% from the comparable 2001 period. This decline was primarily due to the slowdown in sales to the office automation market and increased pricing pressure for these product lines.

First quarter 2002 net income was $3.9 million and diluted earnings per share were $.24, as compared to $6.7 million in net income and $.42 in diluted earnings per share earned in last year's first three months. The decreases were due mostly to lower revenues resulting from the economic downturn that affected the Company's businesses after the first quarter of 2001.

Manufacturing profit as a percentage of sales was 30% in the first quarter of 2002 and 32% in the first quarter of 2001. The impact of lower revenues and lower margins for the product lines related to the Cellect acquistion masked the Company's gains as it continued to focus on process improvement and benefits derived from cost reduction efforts taken in 2001.

Selling and administrative expenses for the first three months of 2002 were approximately the same in total dollars, but up as a percentage of sales from 16% in the first quarter of 2001 to 18% due to lower revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Research and development expenses of $3.5 million in the first quarter of 2002 were slightly higher than the $3.1 million in the comparable period in 2001. This increase is due to the cost of additional technical personnel.

Net interest income (expense) for 2002 remained about the same as the comparable period in 2001.

Other income was $2.6 million in the first quarter of 2002 compared to $2.1 million in the comparable period in 2001. The increase is due primarily to the performance of Rogers joint ventures, partially offset by reduced royalties. Rogers' joint ventures in total had a very good first quarter. Revenues at Durel Corporation, Rogers joint venture with 3M, were almost 22% higher for the first quarter of 2002 compared to the first quarter of 2001. Durel's sales to the automotive segment were up as anticipated, and shipments for cell phones were better than expected. Profitability at Durel continued to improve as cost cutting and productivity gains continued to take hold. Reduced overhead and direct labor during the first quarter contributed to these gains. The sale of the ENDUR elastomer components business at Rogers Inoac Corporation (RIC), Rogers joint venture with Inoac Corporation, reduced joint venture sales in the first quarter but
did not affect Rogers' income associated with the joint venture.   Polyimide
Laminate Systems (PLS), Rogers joint venture with Mitsui Chemicals, Inc. performance was down slightly from the first quarter of 2001 due to a reduction in the average selling price of its products. Rogers Chang Chun Technology Co., Ltd. (RCCT), Rogers joint venture with Chang Chun Plastics Co., Ltd., officially opened its new plant in the fourth quarter of 2001.
In the first quarter of 2002, RCCT continues to work with customers to qualify the products that will be produced. The first sales are anticipated in the second quarter of 2002.

The effective tax rate used in the first quarter of 2002 was 25% as compared to 29% used in the first quarter of 2001. The tax rate has benefited primarily from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Net cash used by operating activities in the first three months of 2002 totaled $3.6 million. This compares with $500,000 provided by operations for the comparable 2001 period. This difference is primarily attributable to lower net income, increase in non-cash working capital from the fourth quarter 2001 and voluntary early contributions to the Company's pension plans.

In 2002, investments in capital equipment totaled $2.5 million in the first quarter and are expected to approach $15 million for the year. In 2001, capital expenditures in the first quarter were $2.7 million and they finished at $18 million for the year.

Management believes that cash on hand, and internally generated funds will be sufficient to meet the near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $75 million, or the equivalent in certain other foreign currencies. There were no borrowings at March 31, 2002 under this agreement.

In September 2001, Rogers N.V., a Belgian subsidiary of the Company, signed an unsecured revolving credit agreement with a European bank. Under this arrangement Rogers N.V. now can borrow up to 6.2 million Euro. Amounts borrowed under this agreement are to be repaid in full

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

by May 1, 2005. The rate of interest charged on outstanding loans is based on the Euribor plus 25 basis points. At March 31, 2002, Rogers N.V. had borrowings of 3.8 million Euro (US$3.3 million) under this agreement.

During the first quarter of 2002 there were no material developments relative to environmental matters or other contingencies. Refer to Note G and Note I for ongoing environmental and contingency matters.

The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are incorporated by reference in the Rogers Corporation 2001 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

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

	(a) List of Exhibits:  None

	(b) There were no reports on Form 8-K filed for the three months ended March 31, 2002.



                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				ROGERS CORPORATION
				(Registrant)




				/s/James M. Rutledge
                                ----------------------------
				James M. Rutledge
				Vice President, Finance and
				Chief Financial Officer


Dated:  May 10, 2002