Form 10-K/A
period 2001-12-30
ROGERS CORP
filed 2002-06-25
CIK 84748

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

    10b	 Description of the Company's Life Insurance Program** was filed as Exhibit K to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1980*.

    10c	 Rogers Corporation Annual Incentive Compensation Plan** (as
         restated and amended on December 18, 1996) was filed as
         Exhibit 10c to the 1996 Form 10-K*.

    10d	 Rogers Corporation 1988 Stock Option Plan** (as amended
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


                   	For the fiscal year ended December 31, 2001




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


                                    ROGERS CORPORATION
            	(Name of issuer of the securities held pursuant to the plan)


                                      P.O. Box 188
	                          One Technology Drive
	                      Rogers, Connecticut 06263-0188
	                (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

December 31, 2001



Report of Ernst & Young LLP, Independent Auditors.........................1
Statements of Net Assets Available for Benefits...........................2
Statements of Changes in Net Assets Available for Benefits................3
Notes to Financial Statements.............................................4
Schedule H, Line 4i - Schedule of Assets (Held at End of Year)............9
Schedule H, Line 4j - Schedule of Reportable Transactions................10
Consent of Independent Auditors..........................................11

                	REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Rogers Employee Savings and
  Investment Plan Committee
Rogers Corporation


We have audited the accompanying statements of net assets available for benefits of Rogers Employee Savings and Investment Plan as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2001 and 2000, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets (held at end of year), as of December 31, 2001, and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                                   			ERNST & YOUNG LLP


Providence, Rhode Island
May 3, 2002

                     Rogers Employee Savings and Investment Plan

                   Statements of Net Assets Available for Benefits




                                                          December 31

                                                  2001                 2000
                                                  -------------------------
Assets:

Investments (Note C):
  At fair value                                   $29,370,214   $39,542,528
  At contract value                                23,484,217    16,556,674
Participant notes receivable                        1,154,864     1,092,693
                                                  -------------------------
Net assets available for benefits                 $54,009,295   $57,191,895
                                                  =========================

See notes to financial statements.

                         Rogers Employee Savings and Investment Plan

                  Statements of Changes in Net Assets Available for Benefits



                                                  Year ended December 31


                                                 2000                1999
Additions:
Investment Income:
  Net appreciation in fair value
    of investments (Note C)     	     $        --         $ 8,441,387
  Interest                                     1,133,018             990,538
                                            ---------------------------------
                                               1,133,018           9,431,925
                                            ---------------------------------
Contributions:
  Participant                                  4,260,045           4,184,817
  Employer                                       902,956             857,077
                                            ---------------------------------
                                               5,163,001           5,041,894
                                            ---------------------------------
Total additions                                6,296,019          14,473,819
                                            ---------------------------------

Deductions:
Distributions to participants                  1,514,996           4,221,486
Net depreciation in fair value of
 investments (Note C)                          7,952,588                  --
Administrative expenses                           11,035               9,896
                                            ---------------------------------
Total deductions                               9,478,619           4,231,382
                                            ---------------------------------
Net (decrease) increase                       (3,182,600)         10,242,437

Net assets available for benefits:
  Beginning of year                           57,191,895          46,949,458
                                            ---------------------------------
  End of year                                $54,009,295         $57,191,895
                                            =================================


See notes to financial statements.

                                NOTES TO FINANCIAL STATEMENTS

                          ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

                                      December 31, 2001


NOTE A--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan (the Plan or RESIP) is a contributory defined contribution plan covering all regular U.S. employees who have completed at least one month of continuous service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), and was amended and restated January 1, 2001, to primarily reflect the requirements of recent legislation affecting statutory changes and regulation.

Participants may contribute up to the lesser of $10,500 in 2001 and 2000, 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing.

All participants, except those in collective bargaining units, are eligible to receive matching Company contributions. The Company may contribute any factor from 0% to 50% of each participant's contribution, as determined by the Board of Directors. The Company contributed 50% of the first 5% of each participant's annual compensation in 2001 and 2000. The matching Company contribution is invested in Company stock (see Note G).

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

The investments in CIGNA's Guaranteed Long-Term Fund are valued at contract value as estimated by CIGNA, which approximates market. Contract value represents contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses. The interest rate for CIGNA's guaranteed long-term fund is determined twice a year and is guaranteed not to change for six months. The average interest rate was 5.60% for 2001 and 5.75% for 2000. The gross average crediting interest rate was 6.30% for 2001 and 6.45% in 2000.

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

NOTE C--INVESTMENTS

The following presents investments that represent five percent or more of the Plan's net assets.


                                                       December 31

                                              2001                     2000
                                              -----------------------------


CIGNA Charter Guaranteed
   Long-Term Fund                             $23,484,217       $16,556,674

Fidelity Equity-Income II Account               5,510,162         5,367,599

Janus Worldwide Account                         2,748,419         3,729,276

Rogers Stock Fund                              13,788,773*       19,883,350*

Fidelity Advisor Growth
   Opportunities Account                               --         3,647,699


* Nonparticipant - directed

                              NOTES TO FINANCIAL STATEMENTS

                      ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                     (continued)

NOTE C--INVESTMENTS (continued)

During 2001 and 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:


                                                  2001                  2000
                                            -------------         -------------
Pooled separate accounts                     $(2,857,015)          $(1,662,668)
Rogers Stock Fund                             (5,095,573)           10,104,055
                                            -------------         -------------
                                             $(7,952,588)          $ 8,441,387
                                            =============         =============


NOTE D--NONPARTICIPANT-DIRECTED INVESTMENTS

Information about the net assets available for benefits and the significant components of changes in net assets available for benefits related to the nonparticipant-directed investments is as follows:


                                                  2001                  2000
Net Assets:                                 --------------        -------------
  Rogers Common Stock                         $13,788,773          $19,883,350
                                            ==============        =============
Changes in Net Assets:
  Contributions:
    Participant                               $   675,936          $   589,178
    Employer                                      902,956              857,077
  Net appreciation (depreciation)              (5,095,573)          10,104,055
Distributions to participants                    (589,424)            (741,605)
Transfers to participant-directed investments  (1,977,437)             729,154
Administrative expenses                           (11,035)              (9,896)
                                            --------------        -------------
                                              $(6,094,577)         $11,527,963
                                            ==============        =============

                                NOTES TO FINANCIAL STATEMENTS

                          ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                         (continued)

NOTE E--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 2001 and 2000, the Plan entered into the following transactions with parties-in-interest:



                                                  December 31

                                       2001                       2000
                             --------------------------------------------------
                                Shares       Amount        Shares        Amount

Rogers Corporation:
Purchases of
  capital stock               86,256.149  $2,687,391    106,266.938   $4,441,070
Sales of capital
  stock, at market value     114,385.704   3,686,395     71,874.406    3,017,163



NOTE F--INCOME TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated November 26, 1996, that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan, as amended, is required to operate in conformity with the IRC to maintain its qualification. The RESIP Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

NOTE G--SUBSEQUENT EVENTS

Effective March 1, 2002, the employer matching contribution is no longer restricted to the Company stock fund. This change applies to past and future employer matching contributions.

                               Supplemental Schedules

                SCHEDULE H, LINE 4i  SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                         EIN NO:  06-0513860        PLAN NO:  006
                       ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                     December 31, 2001



                               Description of Invest-
                               ment Including Maturity
Identity of Issue              Date, Rate of Interest,                  Current
or Borrower                    Par or Maturity Value          Cost       Value
--------------------------------------------------------------------------------

Equity Funds
------------
CIGNA Pooled Separate Accounts:*

 SA-FTF-Small Cap Growth/
   Times Square          92,370.859 units of participation          $ 1,443,174

 SA-55P-Fidelity
  Equity-Income
  II Account            125,673.632 units of participation            5,510,162

 SA-55DZ-Janus
  Advisor Balanced
  Account                10,775.849 units of participation              281,295

 SA-B-S&P 500
  Index Fund             30,318.504 units of participation            1,902,362

 SA-55EV-Janus
  Worldwide Account      47,909.518 units of participation            2,748,419

 SA-CG-Large Cap
  Growth/Putnam         113,284.725 units of participation            1,241,430

 SA-MCG-Mid Cap Blend/
  Cadence Fund           79,425.812 units of participation              915,397

 SA-MV1-Mid Cap Value/
  Wellington Mgmt        22,382.918 units of participation              262,354

 SA-55E2-Lazard
  International
  Equity Account         18,480.330 units of participation              267,808

 SA-BSC-Small Cap
  Value/Berger Fund      42,451.902 units of participation              749,520

 SA-MG1-Mid Cap Growth/
  Artisan Partners       29,197.714 units of participation              259,520
                                                                    -----------
                                                                     15,581,441

Fixed Income Fund
-----------------

 CIGNA Charter Guaranteed
  Long-Term Fund*       612,319.545 units of participation           23,484,217

Rogers Stock Fund
(Nonparticipant-
 directed)
-----------------
  Capital Stock:
   Rogers Corporation*  452,057.499 shares            $ 9,707,204    13,788,773

Loan Fund
------------------
 Participant loans *   Participant loans, interest
                       from 5.5% to 10.0%                             1,154,864
                                                      --------------------------
                                                      $ 9,707,204   $54,009,295
                                                      ==========================

*  Indicates party-in-interest to the Plan.

                 Schedule H, Line 4j  SCHEDULE OF REPORTABLE TRANSACTIONS
                        EIN NO:  06-0513860        PLAN NO:  006
                      ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                            Year Ended December 31, 2001


                                                           Current
                                                            Value
                                                            of Asset
Identity                                                    on Trans-    Net
of Party   Description    Purchase  Selling    Cost         action       Gain/
Involved   of Assets      Price     Price      of Asset     Date         (Loss)
-------------------------------------------------------------------------------

Category (iii)--A series of securities transactions in excess of
  5% of plan assets
-------------------------------------------------------------------------------

Rogers     Rogers
Corpor-    Corporation
ation*     Common Stock

           Purchased
           86,256.149
           shares in 102
           transactions   $2,687,391          $2,687,391  $2,687,391

           Sold 114,385.704
           shares in 146
           transactions            $3,686,395  2,315,814   3,686,395  $1,370,581


Fidelity Advisor
Growth
Opportunities

           Purchased
           8,315.281
           units in 33
           transactions      491,994             491,994      491,994

           Sold 63,497.486
           units in 94
           transactions             3,416,151  3,662,222   3,416,151  (246,071)

There were no category (i), (ii) or (iv) reportable transactions during 2001.

                   	CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087,
33-53353, and 333-14419) pertaining to the Rogers Employee Savings and Investment Plan of Rogers Corporation of our report dated May 3, 2002, with respect to the financial statements and schedules of the Rogers Employee Savings and Investment Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2001.



                                                 	ERNST & YOUNG LLP


Providence, Rhode Island
June 20, 2002