Form 10-Q
period 2002-06-30
ROGERS CORP
filed 2002-08-13
CIK 84748

Total pages included - 15


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                        Yes     X   No

The number of shares outstanding of the Registrant's classes of common stock as of July 28, 2002:

               Capital Stock, $1 Par Value 15,832,046 shares

                    ROGERS CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                               June 30, 2002


                                   INDEX


                                                            Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Consolidated Statements of Income--
      Three Months and Six Months Ended
        June 30, 2002 and July 1, 2001                           3

   Consolidated Balance Sheets--
      June 30, 2002 and December 30, 2001                      4-5

   Consolidated Statements of Cash Flows--
      Six Months Ended June 30, 2002 and
        July 1, 2001                                             6

   Supplementary Notes                                         7-11

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations              11-14

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                      15

Item 6.  Reports on Form 8-K                                    15

SIGNATURES                                                      15

                      PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                    ROGERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in Thousands Except for Per Share Amounts)


                                  Three Months Ended:     Six Months Ended:
                                      (Unaudited)            (Unaudited)
                                 --------------------    -------------------
                                 June 30,   July 1,      June 30,     July 1,
                                   2002       2001         2002        2001
Net Sales                        $ 57,330  $   53,162    $111,888    $116,912

  Cost of Sales                    39,634      37,361      77,949      80,457
  Selling and Administrative
   Expenses                        10,099       9,912      20,208      20,057
  Acquisition/Restructuring
   Costs                               --       1,995          --       1,995
  Research and Development
   Expenses                         3,640       2,965       7,105       6,090
                                  -------     -------    --------    --------
Total Costs and Expenses           53,373      52,233     105,262     108,599
                                  -------     -------    --------    --------

Operating Income                    3,957         929       6,626       8,313

Other Income less Other Charges     2,173       1,750       4,780       3,869
Interest Income (Expense), Net        (89)         26        (186)        125
                                  -------     -------    --------    --------

Income Before Income Taxes          6,041       2,705      11,220      12,307

Income Taxes:
  Federal and Foreign               1,465         784       2,721       3,569
  State                                45          27          84         123
                                 --------    --------   ---------    --------
Net Income                       $  4,531    $  1,894   $   8,415    $  8,615
                                 ========    ========   =========    ========

Net Income Per Share (Note E):
  Basic                          $   0.29    $   0.12   $    0.54    $   0.57
                                 ========    ========   =========    ========
  Diluted                        $   0.28    $   0.12   $    0.52    $   0.54
                                 ========    ========   =========    ========
Shares Used in Computing
  (Note E):
  Basic                        15,487,000  15,243,000  15,445,000  15,211,000
  Diluted                      16,101,000  15,842,000  16,076,000  15,932,000


The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                          (Dollars in Thousands)


                                                    (Unaudited)
                                         June 30, 2002  December 30, 2001
                                         -------------  -----------------
Current Assets:

  Cash and Cash Equivalents                 $  20,917       $  20,891

  Accounts Receivable, Net                     33,323          27,460

  Accounts Receivable, Joint Ventures           1,842           5,123

  Inventories:
      Raw Materials                             8,756          10,003
      In-Process and Finished                  15,923          15,372
                                            ---------       ---------
      Total Inventories                        24,679          25,375

  Current Deferred Income Taxes                 5,041           5,041

  Other Current Assets                          1,514           1,026
                                            ---------       ---------
            Total Current Assets               87,316          84,916
                                            ---------       ---------

Property, Plant and Equipment, Net of
  Accumulated Depreciation of $98,433
  and $90,015 (at June 30, 2002 and
  December 30, 2001)                          101,696          98,454

Investment in Unconsolidated Joint
  Ventures                                     16,910          16,116

Pension Asset                                   6,308           6,308

Goodwill and Other Intangibles, Net            22,161          13,588

Other Assets                                    5,314           4,427
                                             --------        --------

             Total Assets                   $ 239,705       $ 223,809
                                            =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Dollars in Thousands)


                                                    (Unaudited)
                                           June 30, 2002  December 30, 2001
                                           -------------  -----------------
Current Liabilities:

   Accounts Payable                            $  10,411      $  12,009
   Accrued Employee Benefits and
     Compensation                                  9,799          6,974
   Accrued Income Taxes Payable                    8,371          6,337
   Taxes, Other than Federal and Foreign
     Income                                        1,120            441
   Other Accrued Liabilities                       5,189          3,931
                                               ---------      ---------
          Total Current Liabilities               34,890         29,692

Long-Term Debt                                     3,980          1,315

Noncurrent Deferred Income Taxes                   8,580          8,152

Noncurrent Pension Liability                       9,171         12,371

Noncurrent Retiree Health Care and Life
  Insurance Benefits                               6,052          6,052

Other Long-Term Liabilities                        2,422          3,165

Shareholders' Equity:

Capital Stock, $1 Par Value:

    Authorized Shares 50,000,000; Issued
    Shares 15,835,854 and 15,739,184
    (at June 30, 2002 and December 31, 2001)      15,836         15,739
Additional Paid-In Capital                        35,788         35,351
Retained Earnings                                137,853        129,438
  Accumulated Other Comprehensive Loss            (1,727)        (4,030)
  Treasury Stock (373,940 and 382,900 shares
  at June 30, 2002 and December 30, 2001)        (13,140)       (13,436)
                                               ---------      ---------

      Total Shareholders' Equity                 174,610        163,062
                                               ---------      ---------

  Total Liabilities and Shareholders' Equity   $ 239,705      $ 223,809
                                               ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                    ROGERS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollars in Thousands)

                                                           Six Months
                                                              Ended:
                                                           (Unaudited)


                                                         June 30,   July 1,
                                                           2002       2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income                                               $  8,415  $  8,615
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
   Depreciation and Amortization                            7,175     7,594
   Equity in Undistributed Income of Unconsolidated
    Joint Ventures, Net                                    (3,755)   (1,241)
   Noncurrent Pension and Postretirement Benefits          (3,026)      226
   Other, Net                                                (841)     (271)
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                   (4,914)    3,265
     Accounts Receivable - Joint Ventures                   3,282     1,846
     Inventories                                            1,293    (1,499)
     Other Current Assets                                    (423)     (844)
     Accounts Payable and Accrued Expenses                  4,987    (1,000)

      Net Cash Provided by Operating Activities            12,193    16,691

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Expenditures                                       (6,604)   (7,705)
Acquisition of Businesses                                  (8,000)       --

Investment in Unconsolidated Joint Ventures and
 Affiliates                                                 2,962    (1,495)

      Net Cash Used in Investing Activities               (11,642)   (9,200)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from Short and Long-Term Borrowings                3,966        66
Repayments of Debt Principal                               (2,105)     (395)
Repayment of Life Insurance Debt                           (3,081)       --
Disposition of Treasury Stock                                 214        --
Proceeds from Sale of Capital Stock                           524       (31)

            Net Cash Used in Financing Activities            (482)     (360)

Effect of Exchange Rate Changes on Cash                       (43)       78

Net Increase in Cash and Cash Equivalents                      26     7,209

Cash and Cash Equivalents at Beginning of Year             20,891    10,100

Cash and Cash Equivalents at End of Quarter               $20,917   $17,309


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

B. Interest paid during the first six months of 2002 and 2001 was $374,000 and $495,000, respectively.

C. Income taxes paid were $2,000 and $255,000 in the first six months of 2002 and 2001, respectively. The $2,000 payment during the first six months of 2002 was impacted by prior period overpayments that have been applied to this year's liability.

D. The components of other comprehensive loss, net of related tax, for the three and six-month periods ended June 30, 2002 and July 1, 2001 are as follows:

                                        Three Months        Six Months
                                           Ended:             Ended:
      (Dollars In Thousands)        June 30,  July 1,   June 30,  July 1,
                                      2002     2001       2002     2001

      Net income                    $ 4,531   $ 1,894   $ 8,415   $ 8,615
      Foreign currency translation
       adjustments                     (336)     (951)    2,303    (1,455)
                                    -------   -------   -------   -------
      Comprehensive Income          $ 4,195   $   943   $10,718   $ 7,160
                                    =======   =======   =======   =======

      Accumulated balances related to each component of Other Comprehensive Loss are as follows:

                                        June 30, 2002   December 30, 2001

     Foreign currency translation
      adjustments                          $  1,176          $ (1,127)
     Change in minimum pension
      liability                              (2,903)           (2,903)
                                           --------          --------
                                           $ (1,727)         $ (4,030)
                                           ========          ========

                                (Unaudited)

E. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share":

                                               Three Months      Six Months
                                                  Ended:           Ended:
                                            ----------------  ----------------
   (In Thousands, Except Per Share Amounts) June 30, July 1,  June 30, July 1,
                                              2002    2001      2002    2001
                                            ----------------  ----------------
   Numerator:
     Net income                             $ 4,531  $ 1,894  $ 8,415  $ 8,615

   Denominator:
      Denominator for basic earnings per
       share - Weighted-average shares       15,487   15,243   15,445   15,211

      Effect of stock options                   614      599      721      631
                                            ----------------  ----------------

      Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions        16,101   15,842   16,076   15,932
                                            ================  ================

   Basic earnings per share                 $  0.29  $  0.12  $  0.54  $  0.57
                                            ================  ================

   Diluted earnings per share               $  0.28  $  0.12  $  0.52  $  0.54
                                            ================  ================

F. The  following  table sets forth the information about  the  Company's operating segments in conformity with Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                                     High      Printed     Polymer
   (Dollars in Millions)          Performance  Circuit   Materials &  Total
                                     Foams    Materials   Components
   Three months ended June 30, 2002
     Net Sales                       $17.8      $20.0       $19.5     $ 57.3
     Operating Income                  2.7        0.3         1.0        4.0
   Three months ended July 1, 2001
     Net Sales                       $12.0      $21.6       $19.6     $ 53.2
     Operating Income                  0.5        0.1         0.3        0.9
   Six months ended June 30, 2002
     Net Sales                       $33.5      $39.5       $38.9     $111.9
     Operating Income                  4.3        0.6         1.7        6.6
   Six months ended July 1, 2001
     Net Sales                       $25.8      $48.8       $42.3     $116.9
     Operating Income                  2.2        4.5         1.6        8.3


   Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, are not material in relation to consolidated net sales and have been eliminated from the sales data in the previous tables.

                                (Unaudited)

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

   In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, and will continue to monitor the site in 2002 and 2003. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $2,200,000 prior to 1999 and based on updated estimates provided an additional $400,000 in 1999 for costs related to this matter. Prior to 1999, $900,000 was charged against this provision. In 1999, 2000, and 2001 expenses of $400,000, $900,000, and $100,000 were charged, respectively, against the provision. No amount has been charged to the reserves for the first six months of 2002. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

   In this same matter the United States Environmental Protection Agency
   (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company placed that decision on appeal with the District of Columbia Federal Court of Appeals in 2000. In early January of 2002, the Company was informed that the Court of Appeals reversed the decision. As a result of this favorable decision, the $300,000 reserve for the fine was taken into income in 2001 as the Company intends to vigorously resist any future attempts by the government to impose a substantial fine. However, subsequent to the favorable decision by the Court of Appeals in January 2002, the EPA has continued to pursue this issue and settlement discussions with the EPA have been more protracted and difficult than anticipated at the

                                (Unaudited)

   beginning of the year. Therefore, in the second quarter of 2002, the Company booked $325,000 for legal and other costs associated with this matter.

   The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

H. From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's capital stock. The most recent regular authorization was approved on August 17, 2000 and provided for the repurchase of up to an aggregate of $2,000,000 in market value of such stock. On October 24, 2001, the Company's Board of Directors authorized, at management's discretion, the repurchase of shares of the Company's capital stock in order to provide participants in the Rogers Corporation Global Stock Ownership Plan For Employees (see Note M), an employee stock purchase plan, with shares of such stock. This is just one of the ways shares can be provided to plan participants. At year-end, neither authorization had been used to repurchase stock. However, on January 3, 2002, 8,960 shares of Treasury Stock were used to provide the plan participants the shares for the initial plan period that was initiated on October 1, 2001 and concluded on December 31, 2001. As of June 30, 2002, Treasury Stock totals 373,940 shares and is shown at cost on the balance sheet as a reduction of Shareholders' Equity.

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

J. Other income less other charges was $4,800,000 in the first half of 2002 compared to $3,900,000 in the same period in 2001. The increase is primarily due to the performance of Rogers joint ventures, particularly Durel Corporation and Rogers Inoac Corporation
   (RIC), partially offset by lower royalty income and litigation expenses related to the aforementioned Taconic lawsuit.

K. In the second quarter of 2001, the Company incurred a restructuring charge in the amount of $500,000. This amount primarily consists of $300,000 in severance benefits for the

                                (Unaudited)

   termination of 19 employees in the Printed Circuit Materials segment and $200,000 in costs associated with the merging of two business units within the segment. All 19 of these employees were terminated during the second quarter. The entire amount has been paid as of June 30, 2002.

L. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, Business Combinations, and (FAS) No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
   Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

   The Company has applied Statements 141 and 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 resulted in an increase in net income of $165,000 in the first half of 2002. Management has conducted the impairment review for goodwill in accordance with the guidance and provisions of Statement 142. Based on that assessment, management has deemed that there has been no impairment. Prospectively, management will conduct this review annually, as required by the accounting standard.

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

N. As of December 31, 2001 (the beginning of fiscal year 2002), the Company acquired certain assets of the high performance foam business of Cellect LLC for approximately $10,000,000 in cash, plus a potential earn out in five years based upon performance. These assets included intellectual property rights, machinery and equipment, and customer lists for portions of the Cellect plastomeric and elastomeric high performance polyolefin foam business. The acquisition was accounted for as a purchase. A portion of the purchase price has been allocated to property, plant and equipment. The remainder of the purchase price will be allocated to intangible assets based on their respective fair values at the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of $57.3 million in the second quarter of 2002 were up 8%, respectively, from the comparable period in 2001. For the first Half of 2002 net sales were down about 4% due to the decrease in first

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

quarter 2002 net sales compared to 2001. Combined Sales, which includes one half of the sales from Rogers' four 50% owned joint ventures, were $73.1 million for the quarter up almost 9% over the same period in 2001. For the first half of 2002, Combined Sales were $141.8 million down 3% from the first half of 2001.

High Performance Foam sales were $17.8 million and $33.5 million for this year's second quarter and first half, up 48% and 30%, respectively, from the comparable periods in 2001. Revenues in this business segment increased, in part, due to sales from the newly acquired Cellect product lines. The PORON urethane foam product line had the best quarter in its history. Sales strength was broad based with gains from printing and industrial applications across multiple markets.

The acquisition of Cellect is being integrated into Rogers High Performance Foams. The product portfolio acquired has increased the variety of offerings in this segment and has provided Rogers with a lower density and less expensive product grouping, thus it provides the ability to expand the Company's market share. In addition, the intellectual property obtained (18 patents) should enable the Company to develop new products to add to its High Performance Foams portfolio. However, the acquisition is only expected to be modestly accretive to earnings in 2002.

Sales of Printed Circuit Materials for the second quarter and first half totaled $20.0 million and $39.5 million, respectively, decreases of 7% and 19% compared to the second quarter and first half of 2001. High frequency laminate sales were soft reflecting the continuing weakness in the telecom infrastructure market. Offsetting this softness was the fact that flexible materials had their best quarter since the third quarter of 2000. The improvements being seen in flexible laminates are the result of new adoptions in cellphones as well as disk drive customers gaining new business.

Sales of Polymer Materials and Components were $19.5 million and $38.9 million, respectively for the second quarter and first half of 2002, a decrease of less than 1% and approximately 8%, respectively, from the comparable 2001 periods. These product lines tend to parallel the general economic climate. Although sales were flat and significant pricing pressure continued, through good cost containment and improvements in efficiency, this group saw improved profitability.

Without the one-time pre-tax charge of $2.0 million in the second quarter of 2001, the increase in the second quarter 2002 diluted earnings per share would have been 33% and the decrease in the first half of the year would have been 17%. Diluted earnings per share for the second quarter of 2002 were $.28, up from $.12 for the comparable period in 2001. For the first half of 2002, diluted earnings per share were $.52 down from $.54 in 2001.

Manufacturing profit as a percentage of sales in the first six months of 2002 and 2001 was 30% and 31%, respectively. The decrease is the result of lower revenues and lower margins for the product lines related to the Cellect acquisition. This decrease was mitigated, however, due to the continued focus on process improvement and benefits derived from cost reduction efforts in 2001.

Selling and administrative expenses for the second quarter and first half of 2002 were up slightly from 2001. As a percentage of sales, selling and administrative expenses were down in the second quarter, but up for the first six months compared to 2001. The decrease in the percentage for the quarter is derived from ongoing cost reduction efforts that began in 2001. The increase in the percentage for the half is due to lower revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Research and development expense of $7.1 million for the first six months of 2002 were up from the $6.1 million incurred in the first half of 2001. The increase is due to the cost of additional technical personnel.

Goodwill for the Company was $22.2 million and $13.6 million at June 30, 2002 and December 30, 2001, respectively. The goodwill relates to varied acquisitions which have all been consummated within the last six years, including the recent acquisition of Cellect which occurred during 2002. Management has conducted the impairment review for goodwill in accordance with the guidance and provisions of FAS 142. Based on that assessment, management has deemed that there has been no impairment. Prospectively, management will conduct this review annually, as required by the accounting standard.

Net interest income/(expense) decreased in 2002 as compared to 2001 from $125,000 to ($186,000) for the first six months. The primary reason for the decrease in income is due to Durel Corporation, one of Rogers' 50% owned joint ventures, which paid off its loan to Rogers during the first half of 2002.

Other Income less Other Charges was $4.8 million in the first half of 2002 compared to $3.9 million in the comparable period in 2001. The increase is due primarily to the better performance of Rogers' joint ventures, partially offset by reduced royalties and litigation expenses relating to the Taconic lawsuit. Revenues at Durel Corporation, Rogers' joint venture with 3M, were over 40% higher for the first half of 2002 compared to the first half of 2001. A key automotive dashboard backlight and several new cellphone introductions by a major customer drove Durel's excellent results. Durel inverter sales also grew significantly as its largest Asian customer gained market share. Profits at Durel benefited from significant improvements in yield and efficiencies in the manufacture of electroluminescent lamps. Profits were also up at Rogers Inoac Corporation
(RIC), Rogers' joint venture with Inoac Corporation, substantially from last year. RIC is now seeing the full benefit of focusing on its PORON products after divesting its ENDUR line at the beginning of 2002.

The effective tax rate used in the second quarter of 2002 was 25% as compared to 30% used in the second quarter of 2001. The tax rate has benefited primarily from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Net cash provided by operating activities in the first six months of 2002 totaled $12.2 million. This compares with $16.7 million provided by operations for the comparable 2001 period. This difference is primarily attributable to an increase in accounts receivable, voluntary early contributions to the Company's pension plans, equity in undistributed income of unconsolidated joint ventures, and lower net income, partially offset by an increase in accounts payable and accrued expenses and a decrease in inventories.

In 2002, investments in capital equipment totaled $6.6 million in the first six months and are expected to approach $26 million for the year. In 2001, capital expenditures for the first six months were $7.7 million and they finished at $18 million for the year. The projection for 2002 includes $10.4 million for the fourth quarter 2002 purchase of a new building in the Chicago are for the Company's Bisco Materials Unit. The new facility will house the Company's silicone foams and polyolefin foams operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Management believes that cash on hand, and internally generated funds will be sufficient to meet the near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $75 million, or the equivalent in certain other foreign currencies. There were no borrowings at June 30, 2002 under this agreement.

In September 2001, Rogers N.V., a Belgian subsidiary of the Company, signed an unsecured revolving credit agreement with a European bank. Under this arrangement Rogers N.V. now can borrow up to 6.2 million Euro. Amounts borrowed under this agreement are to be repaid in full by May 1, 2005. The rate of interest charged on outstanding loans is based on the Euribor plus 25 basis points. At June 30, 2002, Rogers N.V. had borrowings of 4.0 million Euro (US$4.0 million) under this agreement.

During the second quarter of 2002 there were no material developments relative to environmental matters or other contingencies. Refer to Note G and Note I for ongoing environmental and contingency matters.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Previously reported on Form 10-Q filed for the three months ended March 31, 2002

Item 6.  Exhibits and Reports on Form 8-K

    (a)  List of Exhibits:

         Exhibit 1. Certification Pursuant to 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 2. Certification Pursuant to 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) There were no reports on Form 8-K filed for the three months ended June 30, 2002.



                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROGERS CORPORATION
                                   (Registrant)




                                   /s/ James M. Rutledge
                                   -----------------------
                                   James M. Rutledge
                                   Vice President, Finance and
                                   Chief Financial Officer


Dated:  August 13, 2002