Form 10-Q
period 2002-09-29
ROGERS CORP
filed 2002-11-13
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 29, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from       to



Commission file number 1-4347


                           ROGERS CORPORATION
	(Exact name of Registrant as specified in its charter)


	Massachusetts	                                  06-0513860
--------------------------------------------------------------------
(State or other jurisdiction of	                    (I.R.S. Employer
incorporation or organization)	                  Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut	   06263-0188
(Address of principal executive offices)	           (Zip Code)


Registrant's telephone number, including area code	(860) 774-9605

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes   X		                No

The number of shares outstanding of the Registrant's classes of common stock as of October 27, 2002:

               Capital Stock, $1 Par Value-15,832,122 shares

              ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                                FORM 10-Q
                           September 29, 2002


                                  INDEX


                                                              Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

   Statements of Income--
      Three Months and Nine Months Ended
       September 29, 2002 and September 30, 2001	   	    3

   Balance Sheets--
      September 29, 2002 and December 30, 2001	  	          4-5

   Statements of Cash Flows--
      Nine Months Ended September 29, 2002 and
       September 30, 2001	   	                            6

   Supplementary Notes	 	                                 7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations		12-14

Item 4.  Controls and Procedures	   	                   14


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings	  	                           15

Item 6.  Exhibits and Reports on Form 8-K	  	           15

Signatures		                                           15

Certifications Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002	                                           	16-18

                      PART I - FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

             ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                           STATEMENTS OF INCOME

		     Third quarter ended September 29, 2002 (Unaudited)
                    (Amounts in Thousands Except for Per Share Amounts)


                                Three Months Ended    Nine Months Ended
                                ------------------    -----------------
                                2002          2001    2002         2001
                                ------------------    -----------------

Net Sales                       $ 56,034  $ 51,031    $167,922 $167,943

  Cost of Sales	                  38,571    35,239     116,520  115,696
  Selling and Administrative
   Expenses                        9,568     9,591      29,776   29,648
  Acquisition/Restructuring
   Costs                              --        --          --    1,995
  Research and Development
   Expenses                        3,417     3,333      10,522    9,423
                                --------   -------    -------- --------
Total Costs and Expenses          51,556    48,163     156,818  156,762
                                --------   -------    -------- --------
Operating Income                   4,478     2,868      11,104   11,181

Other Income less Other
 Charges	                   2,435     1,663       7,215    5,532
Interest Income (Expense), Net      (71)        68       (257)      193
                                --------  --------    -------- --------
Income Before Income Taxes         6,842     4,599      18,062   16,906

Income Taxes                     (2,072)   (1,380)     (4,877)  (5,072)
                                --------  --------    -------- --------
Net Income                      $  4,770  $  3,219    $ 13,185 $ 11,834
                                ========  ========    ======== ========
Net Income Per Share (Note E):
  Basic                         $   0.31  $   0.21    $   0.85 $   0.78
                                ========  ========    ======== ========
  Diluted                       $   0.30  $   0.20    $   0.82 $   0.74
                                ========  ========    ======== ========
Shares Used in Computing (Note E):
  Basic                           15,516    15,299      15,460   15,240
                                ========  ========    ======== ========
  Diluted                         15,896    15,885      16,003   15,917
                                ========  ========    ======== ========


The accompanying notes are an integral part of the consolidated financial statements.

              ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                             BALANCE SHEETS

                                  ASSETS
                          (Dollars in Thousands)


                                       (Unaudited)
                                 September 29, 2002   December 30, 2001
Current Assets:

 Cash and Cash Equivalents                $  27,656           $  20,891

 Accounts Receivable, Net                    34,837              27,460

 Accounts Receivable, Joint Ventures          2,121               5,123

 Inventories:
   Raw Materials                              8,110              10,003
   In-Process and Finished                   14,364              15,372
                                          ---------           ---------
   Total Inventories                         22,474              25,375

 Current Deferred Income Taxes                5,041               5,041

 Other Current Assets                         2,475               1,026
                                          ---------           ---------
        Total Current Assets                 94,604              84,916
                                          ---------           ---------

Property, Plant and Equipment,
 Net of Accumulated  Depreciation
 of $101,931 and $90,015 (September
 29, 2002  and December 30, 2001)            99,946              98,454

Investment in Unconsolidated
 Joint Ventures                              19,388              16,116

Pension Asset                                 6,308               6,308

Goodwill and Other Intangibles, Net          22,158              13,588

Other Assets	                              5,420               4,427
                                          ---------           ---------
        Total Assets                      $ 247,824           $ 223,809
                                          =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                          BALANCE SHEETS - CONTINUED

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

   			               (Unaudited)
                                 September 29, 2002   December 30, 2001

Current Liabilities:

   Accounts Payable                       $   9,785           $  12,009
   Accrued Employee Benefits
    and Compensation                         11,757               6,974
   Accrued Income Taxes Payable              10,255               6,337
   Taxes, Other than Federal and
    Foreign Income                              412                 441
   Other Accrued Liabilities                  5,528               3,931
                                          ---------           ---------
        Total Current Liabilities            37,737              29,692

Long-Term Debt                                3,920               1,315

Noncurrent Deferred Income Taxes              8,522               8,152

Noncurrent Pension Liability                  9,171              12,371

Noncurrent Retiree Health Care and
 Life Insurance Benefits                      6,052               6,052

Other Long-Term Liabilities                   2,497               3,165

Shareholders' Equity:

Capital Stock, $1 Par Value:
  Authorized Shares 50,000,000;
  Issued Shares 15,832,122 and
  15,739,184 (September 29, 2002
  and December 30, 2001)                     15,832              15,739

  Additional Paid-In Capital                 35,736              35,351
  Retained Earnings                         142,624             129,438
   Accumulated Other Comprehensive Loss     (1,496)             (4,030)
   Treasury Stock (360,487 and 382,900
    shares at September 29, 2002 and
    December 30, 2001)                     (12,771)            (13,436)
                                          ---------           ---------
       Total Shareholders' Equity           179,925             163,062
                                          ---------           ---------
    Total Liabilities and Shareholders'
      Equity                              $ 247,824           $ 223,809
                                          =========           =========

The accompanying notes are an integral part of the financial statements.

                ROGERS CORPORATION AND CONSOLIDATED AFFILIATES

                           STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                         Nine Months Ended (Unaudited)

                                        September 29,     September 30,
                                                 2002              2001
                                        -------------     -------------
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES:

   Net Income                               $  13,185        $   11,834
   Adjustments to Reconcile Net
    Income to Net Cash
      Provided by (Used in) Operating
       Activities:
        Depreciation and Amortization          11,033            10,958
        Equity in Undistributed Income
         of Unconsolidated Joint
         Ventures, Net                         (6,233)          (1,965)
        Noncurrent Pension and
         Postretirement Benefits               (3,026)              294
        Other, Net                               (925)            (166)
        Changes in Operating Assets and
         Liabilities:
          Accounts Receivable                  (6,699)            5,228
          Accounts Receivable -
           Joint Ventures                        3,002            4,329
          Inventories                            3,527            2,786
          Other Current Assets                 (1,392)            (111)
          Accounts Payable and Accrued
           Expenses                              7,684          (2,959)
                                             ---------        ---------
            Net Cash Provided by Operating
             Activities                         20,156           30,228

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Capital Expenditures                         (8,762)         (12,168)
  Acquisition of Businesses                    (8,000)               --
  Investment in Unconsolidated
   Joint Ventures and Affiliates                 2,962          (1,495)
                                             ---------        ---------
            Net Cash Used in Investing
             Activities                       (13,800)         (13,663)
CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Proceeds from Short and Long-Term
   Borrowings                                    4,443               66
  Repayments of Debt Principal                 (2,362)          (9,116)
  Repayment of Life Insurance Debt             (3,081)               --
  Disposition of Treasury Stock                    582               --
  Proceeds from Sale of Capital Stock              525              268
                                             ---------        ---------
            Net Cash Provided by (Used in)
             Financing Activities                  107          (8,782)

Effect of Exchange Rate Changes on Cash            302              404
                                             ---------        ---------
Net Increase in Cash and Cash Equivalents        6,765            8,187

Cash and Cash Equivalents at
 Beginning of Year                              20,891           10,100
                                             ---------        ---------
Cash and Cash Equivalents at
 End of Quarter                              $  27,656        $  18,287
                                             =========        =========

The accompanying notes are an integral part of the consolidated financials statements.

              ROGERS CORPORATION AND CONSOLIDATED AFFILIATES

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

B. Interest paid during the first nine months of 2002 and 2001 was $180,770 and $574,000, respectively.

C. Income taxes paid were $0 and $497,000 in the first nine months of 2002 and 2001, respectively.

D. Comprehensive income/(loss), net of related tax for the three and nine-month periods ended September 29, 2002 and September 30, 2001, was as follows:


                          Three Months Ended:       Nine Months Ended:
                          -------------------       ------------------
(Dollars In Thousands)     2002         2001        2002         2001
                          -------------------       ------------------

Net income	          $ 4,770    $ 3,219        $13,185   $11,834
Foreign currency
 translation adjustments      232      2,103          2,534       647
                          -------------------       ------------------
Comprehensive income	  $ 5,002    $ 5,322        $15,719   $12,481
                          ===================       ==================

Accumulated balances related to components of Other Comprehensive
Income/(Loss) are as follows:

(Dollars In Thousands)     September 29, 2002       December 30, 2001
                           ------------------       -----------------
Foreign currency
 translation adjustments         $  1,407                 $(1,127)
Change in minimum pension
 liability                        (2,903)                  (2,903)
                                 --------                 --------
                                 $(1,496)                 $(4,030)
                                 ========                 ========

E. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share" for the periods ending September 29, 2002 and September 30, 2001 respectively:


                             Three Months Ended:    Nine Months Ended:
                             -------------------    ------------------
 (In Thousands, Except
 Per Share Amounts)          2002          2001     2002         2001
                             -------------------    ------------------
 Numerator:
   Net income                $  4,770  $  3,219     $ 13,185  $ 11,834

 Denominator:
   Denominator for basic
    earnings per share -
     Weighted-average shares   15,516	 15,299	      15,460	15,240

   Effect of stock options	  380	    586	         543	   677
                             -------------------     ------------------
   Denominator for diluted
    earnings per share -
    adjusted weighted-
    average shares and
    assumed conversions	       15,896	 15,885	      16,003	15,917
                             ===================     ==================
 Basic earnings per share    $   0.31  $   0.21      $	0.85   $  0.78
                             ===================     ==================
 Diluted earnings per share  $	 0.30  $   0.20      $	0.82   $  0.74
                             ===================     ==================

F. The following table sets forth the information about the Company's operating segments in conformity with Statement of Financial
   Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                                     High      Printed     Polymer
   (Dollars in Millions)          Performance  Circuit   Materials &  Total
                                     Foams    Materials   Components
   Three months ended Sept 29, 2002
     Net Sales                       $16.0      $21.3       $18.7     $ 56.0
     Operating Income                  1.7        2.1         0.7        4.5
   Three months ended Sept 30, 2001
     Net Sales                       $12.3      $20.2       $18.5     $ 51.0
     Operating Income                  1.1        1.2         0.6        2.9
   Nine months ended Sept 29, 2002
     Net Sales                       $49.5      $60.8       $57.6     $167.9
     Operating Income                  6.0        2.7         2.4       11.1
   Nine months ended Sept 30, 2001
     Net Sales                       $38.1      $69.0       $60.8     $167.9
     Operating Income                  3.3        5.7         2.2       11.2


   Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the sales data in the previous table.

G. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters as described below.

   The Company is involved as a potentially responsible party (PRP) in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a stage where it is not possible to estimate the remediation cost, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to any other PRPs. The Company has been seeking to identify insurance coverage with respect to these matters. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs incurred in future periods may vary from these estimates. The Company does not believe the outcome of these proceedings will have a material adverse effect on its financial position.

   In addition to the above proceedings, the Company has been actively working with the Connecticut Department of Environmental Protection (CT
   DEP) related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, and will continue to monitor the site in 2002 and 2003. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $2,200,000 prior to 1999 and based on updated estimates provided an additional $400,000 in 1999 for costs related to this matter. Prior to 1999, $900,000 was charged against this provision. In 1999, 2000, and 2001 expenses of $400,000, $900,000, and $100,000 were charged, respectively, against the provision. In 2002, $130,000 had been charged against this provision in the first nine months. The remaining amount in the reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes the balance of this provision is adequate to complete the project.
   In this same matter the United States Environmental Protection Agency
   (EPA) has alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld by the EPA's Environmental Appeals Board. In turn, the Company filed an appeal with the District of Columbia Federal Court of Appeals in 2000. In January 2002, the Court of Appeals reversed the decision. As a result, the $300,000 reserve for the fine was taken into income in 2001 as the Company felt confident in its position to defend future attempts to impose any fines. However, subsequent to the favorable decision by the Court of Appeals in January 2002, the EPA has continued to pursue this issue and settlement discussions with the EPA have been more protracted and difficult than originally anticipated. Therefore, in the second quarter of 2002, the Company recorded $325,000 for legal and other costs associated with this matter.

   The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

H. From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's capital stock. The most recent regular authorization was approved on August 17, 2000 and provided for the repurchase of up to an aggregate of $2,000,000 in market value of such stock. On October 24, 2001, the Company's Board of Directors authorized, at management's discretion, the repurchase of shares of the Company's capital stock in order to provide participants in the Rogers Corporation Global Stock Ownership Plan For Employees (see Note M), an employee stock purchase plan, with shares of such stock. This is just one of the ways shares can be provided to plan participants. At quarter-end, neither authorization had been used to repurchase stock. As of September 29, 2002, Treasury Stock totals 360,487 shares and is shown at cost on the balance sheet as a reduction of Shareholders' Equity.

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

   As previously disclosed, on October 24, 2001, a breach of contract lawsuit was filed against the Company in the United States District Court for the District of Connecticut seeking damages in the amount of $25,000,000 or more, as well as specific performance and attorneys' fees (Tonoga, Ltd., d/b/a Taconic Plastics Ltd.,
   Tonoga, Inc., Andrew G. Russell, and James M. Russell v. Rogers Corporation). In September 2002, a confidential settlement agreement concerning all matters raised in this litigation was negotiated and entered into. The settlement had no material impact on the current period results.

J. Other income less other charges was $7,200,000 in the first nine months of 2002 compared to $5,500,000 in the same period in 2001. The increase is primarily due to the performance of Rogers joint ventures, particularly Durel Corporation and Rogers Inoac Corporation (RIC).

K. In the second quarter of 2001, the Company incurred a restructuring charge in the amount of $500,000. This amount primarily consists of $300,000 in severance benefits for the termination of 19 employees in the Printed Circuit Materials segment and $200,000 in costs associated with the merging of two business units within the segment. All 19 of these employees were terminated during the second quarter. The entire amount has been paid as of September 29, 2002.

L. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, Business Combiniations, and (FAS) No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

   The Company has applied Statements 141 and 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 resulted in an increase in net income of $248,000 in the first nine months of 2002. Management has conducted the impairment review for goodwill in accordance with the guidance and provisions of Statement 142. Based on that assessment, management has deemed that there has been no impairment. Prospectively, management will conduct this review annually, as required by the accounting standard.

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


N. As of December 31, 2001 (the beginning of fiscal year 2002), the Company acquired certain assets of the high performance form business of Cellect LLC for approximately $10,000,000 in cash, plus a potential earn out in five years based upon performance. These assets included intellectual property rights, machinery and equipment, and customer lists for portions of the Cellect plastomeric and elastomeric high performance polyolefin foam business. The acquisition was accounted for as a purchase. As such, the purchase price has been allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

O. On September 20, 2002, the Company announced the signing of an agreement to sell the assets of its Moldable Composites Division to the Perstorp Group. Under the terms of the agreement, Rogers will receive approximately $21 million for the business assets excluding the intellectual property and a 5-year royalty stream from the intellectual property license. The transaction is scheduled to close in November. However, as of September 29, 2002, there were certain matters as a part of the agreement which had to be resolved to the satisfaction of both parties to conclude the transaction, including such items as environmental studies and various governmental consents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of $56.0 million in the third quarter of 2002 were up 10%, from the comparable period in 2001. Combined Sales, which include one-half of the sales from Rogers 50% owned joint ventures, were $73.0 million for the quarter, up 11% over the same period in 2001. Net sales for the first nine months of 2002 were $167.9 million and combined sales for the nine month period in 2002 were $214.8 million. While net and combined sales were up for the quarter, sales were relatively flat for the nine month comparable period due to record sales volumnes in the first quarter of 2001.

High Performance Foam sales were $16.0 million and $49.5 million for this year's third quarter and first nine months, up 30%, respectively from the comparable periods in 2001. Revenues in this business segment increased, in part, due to sales from the newly acquired product lines from Cellect. Sales are also up due to strengthening in various industrial markets.

The acquisition of Cellect is being integrated into Rogers High Performance Foams business. The product portfolio acquired has increased the variety of offerings in this segment and has provided Rogers with a lower density and less expensive product grouping, thus it provides the ability to expand the Company's market share. In addition, the intellectual property obtained should enable the Company to develop new products to add to its High Performance Foams portfolio. The acquisition is expected to be modestly accretive to earnings in 2002.

Sales of Printed Circuit Materials for the third quarter and first nine months totaled $21.3 million and $60.8 million, respectively, and increase of 5% and a decrease of 12% compared to the third quarter and first nine months of 2001. As compared to sales in the third quarter of 2001, sales growth in this segment was driven primarily by increased market share and demand for rigid high frequency printed circuit materials used in satellite television systems. Sales growth was also driven by increased activity for flexible circuit materials used in cellular telephones and hard disk drives. The strength in these segments of the electronics market overcame continued weakness in wireless infrastructure for the third quarter comparison, but not for the year to date comparison, as first quarter 2001 was a record quarter for sales volumes.

Sales of Other Polymer Materials and Components were $18.7 million and $57.6 million, respectively for the third quarter and first nine months of 2002, an increase of 1% and decrease of 5%, respectively, from the comparable 2001 periods. These product lines tend to parallel the general economic climate. Although sales were relatively flat for the comparable periods and significant pricing pressure has continued, through good cost containment efforts and improvements in productivity, this group continues to see improved profitability.

Diluted earnings per share for the third quarter of 2002 were $.30, up from $.20 for the comparable period in 2001. For the first nine months of 2002, diluted earnings per share were $.82 up from $.74 in 2001. Diluted earnings per share increased 50% in the third quarter as compared to the comparable period in 2001.

Manufacturing profit as a percentage of sales in the first nine months of 2002 and 2001 was 31%, respectively. Although the company is deriving benefits from cost reduction and continued focus on process improvements, lower margins related to the products acquired from Cellect, which are currently being toll manufactured, have mitigated the positive benefits to date.

Selling and administrative expenses for the third quarter and first nine months of 2002 remained the same as compared to 2001. As a percentage of sales, selling and administrative expenses were down in the third quarter, but were the same for the first nine months compared to 2001. The decrease for the quarter is derived from ongoing cost reduction efforts that began in 2001.

Research and development expense of $10.5 million for the first nine months of 2002 was up from the $9.4 million incurred in the first nine months of 2001. The increase is due to the cost of additional technical personnel commensurate with the continuing increased focus on new product and market development.

Net interest income/(expense) decreased in 2002 as compared to 2001 from $193,000 to ($257,000) for the first nine months. The primary reason for the decrease in income was a reduction in loans to the joint ventures.

Other income was $7.2 million in the first nine months of 2002 compared to $5.5 million in the comparable period in 2001. The increase is due primarily to the better performance of Rogers' joint ventures.
Revenues at Durel Corporation, Rogers' joint venture with 3M, were over 40% higher for the first nine months of 2002 compared to the comparable period
in 2001.   A key automotive dashboard backlight and several new cellphone introductions by a major customer drove Durel's excellent results. Durel inverter sales also grew significantly as its largest Asian customer gained market share. Profits at Durel benefited from significant improvements in yield and efficiencies in the manufacture of electroluminescent lamps. Profits were also up substantially from last year at Rogers Inoac Corporation (RIC), Rogers' joint venture with Inoac Corporation.
RIC is now seeing the full benefit of focusing on its PORON products after divesting its ENDUR line at the beginning of 2002.

The effective tax rate was adjusted to 27% for the year in the third quarter of 2002 as compared to 30% used for the first nine months of 2001. The tax rate has benefited primarily from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Net cash provided by operating activities in the first nine months of 2002 totaled $20.2 million. This compares with $30.2 million provided by operations for the comparable 2001 period. This difference is primarily attributable to an increase in accounts receivable, voluntary early contributions to the Company's pension plans, and equity in undistributed income of unconsolidated joint ventures, partially offset by higher net income, an increase in accounts paybable and accrued expenses, and a decrease in inventories.

Investments in capital equipment totaled $8.8 million in the first nine months of 2002 and are expected to approach $24 million for the full year. In 2001, captial expenditures in the first nine months were $12.2 million and they finished at $18 million for the year. The projection for 2002 includes $12.6 million for the fourth quarter
2002 purchase of a new building in the Chicago area for the Company's Bisco Materials Unit. The new facility will house the Company's silicone foams and polyolefin foams operations.

Management believes that cash on hand, and internally generated funds will be sufficient to meet near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and at the end of the quarter could have borrowed up to $75 million, or equivalent in certain other foreign currencies. After assessing the Company's financial needs, the Company unilaterally reduced this facility to $50 million in October. There were no borrowings at September 29, 2002 under this agreement.

In September 2001, Rogers N.V., a Belgian subsidiary of the Company, signed an unsecured revolving credit agreement with a European bank. Under this arrangement Rogers N.V. now can borrow up to 6.2 million Euro. The rate of interest charged on outstanding loans is based on the Libor plus 25 basis points. At September 29, 2002 Rogers N.V. had borrowings of 3.9 million Euro (US$3.9 million) under this agreement.

Goodwill for the Company was $22.2 million and $13.6 million at September 29, 2002 and December 30, 2001, repsectively. The goodwill relates to various acquisitions, which have all been consummated within the last six years, including the acquisition of various product lines from Cellect in 2002. Management has conducted the impairment review for goodwill in accordance with the guidance and provisions of FAS 142. Based on that assessment, management has deemed that there has been no impairment. Prospectively, management will conduct this review annually, as required by the accounting standard.

During the third quarter of 2002 there were no material developments relative to environmental matters or other contingencies (Refer to footnotes G and I for further discussion). In addition, the Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

   (a.) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

   (b.) There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As previously disclosed, on October 24, 2001, a breach of contract lawsuit was filed against the Company in the United States District Court for the District of Connecticut seeking damages in the amount of $25,000,000 or more, as well as specific performance and attorneys' fees (Tonoga, Ltd., d/b/a Taconic Plastics Ltd.,
   Tonoga, Inc., Andrew G. Russell, and James M. Russell v. Rogers Corporation). In September 2002, a confidential settlement agreement concerning all matters raised in this litigation was negotiated and entered into. The settlement had no material impact on the current period results.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:

    Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section
                 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section
                 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K during the quarter ended September 29, 2002

    A form 8-K was filed on September 20, 2002, under item 5 (Other Events), incorporating by reference the Company's September 20, 2002 press release with respect to the signing of the agreement to sell the assets of its Moldable Composites Business and an agreement to license the associated intellectual property.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				ROGERS CORPORATION
				(Registrant)

				/s/ James M. Rutledge
				----------------------
				James M. Rutledge
				Vice President, Finance and
				Chief Financial Officer
				November 13, 2002

                             ROGERS CORPORATION
                         CERTIFICATIONS PURSUANT TO
                               SECTION 302 OF
                      THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------
I, Walter E. Boomer, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Rogers
      Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      /s/ Walter E. Boomer
      --------------------
      Walter E. Boomer
      Chairman of the Board of Directors and Chief Executive Officer November 13, 2002

--------------------------------------------------------------------------

CERTIFICATION
-------------
I, James M. Rutledge, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Rogers
      Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James M. Rutledge
---------------------
James M. Rutledge
Vice President, Finance, Chief Financial Officer
November 13, 2002