Form 10-K
period 2002-12-29
ROGERS CORP
filed 2003-03-31
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

                           		OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to  ______

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

	Yes       X        No ________

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Capital Stock, $1 par value, held by non-affiliates of the Registrant as of March 5, 2003 was $444,639,478. The number of shares of Capital Stock, $1 par value, outstanding as of March 5, 2003 was 15,364,184.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 29, 2002 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 2003 annual meeting of stockholders to be held April 24, 2003, are incorporated by reference into Part III.

                                 TABLE OF CONTENTS


                                       PART I

       Item                                                      Page

	 1. Business	                                           1

	 2. Properties	                                           6

	 3. Legal Proceedings	                                   6

	 4. Submission of Matters to a Vote of Security Holders	   8


                                       PART II

	 5. Market for Registrant's Common Equity and Related
            Stockholder Matters	                                   8

	 6. Selected Financial Data	                           8

	 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations	                   8

	7A. Quantitative and Qualitative Disclosures About
            Market Risk	                                           8

	 8. Financial Statements and Supplementary Data	           8

	 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure	                   8


                                      PART III

	10. Directors and Executive Officers of the Registrant	   9

	11. Executive Compensation	                           9

	12. Security Ownership of Certain Beneficial Owners
            and Management	                                   9

	13. Certain Relationships and Related Transactions	   9

	14. Controls and Procedures	                           9


                                      PART IV

	15. Exhibits and Reports on Form 8-K	                  10

                                     SIGNATURES

            Signatures	                                          14

            Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002	                          15

                                        PART I

Item 1.  BUSINESS
                                       GENERAL

Rogers Corporation ("the Company"), founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. The Company has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now predominantly to a range of specialty polymer composite materials for communications, imaging, computer, transportation, and consumer applications.

New leadership in 1992 restructured the Company to focus on its materials based businesses, which include printed circuit materials, high performance foams, and other polymer materials and components. The Company's management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials based businesses. In so doing, the Company takes advantage of its core competencies in polymers, fillers, and adhesion, and applies its related materials technologies to identified market needs. Materials based businesses were the core businesses responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the Company's profits in the 1980's. During that time, the profits from the materials based businesses were often offset by substantial losses in the Company's former electronic components businesses, which are now divested.

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for printed circuit materials, high performance foams; and the electroluminescent lamp joint venture with 3M. An increasingly large percentage of these materials are going into growing high technology applications, such as cell telephone base stations and antennas, handheld wireless devices and satellite television receivers.

             BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 48-50 of the annual report to shareholders for the year ended December 29, 2002, is incorporated herein by reference.

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

HIGH PERFORMANCE FOAMS

High Performance Foams include urethane foams, silicone foams, and polyolefin foams. The Company's High Performance Foams have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

High Performance Foams are sold to fabricators, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's High Performance Foams include: PORON(R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices, computers and peripherals; PORON cushion insole materials for footwear and related products; PORON healthcare and medical materials for body cushioning, orthotic appliances; BISCO(R) silicone foams used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak(R) compressible printing plate backing and mounting products for cushioning flexographic printing on packaging materials. The Company's polyolefin foams are used in a range of industrial and consumer applications.

One of the Company's joint ventures extends and complements the Company's worldwide business in High Performance Foams. Rogers Inoac Corporation ("RIC"), a 50% owned joint venture with Japan-based Inoac Corporation, manufactures high performance PORON urethane foam materials in Mie and Nagoya, Japan.

PRINTED CIRCUIT MATERIALS

Printed Circuit Materials include printed circuit board laminates for high frequency circuits, flexible printed circuit board laminates for high performance flexible circuits, and polyester based industrial laminates. The Company's Printed Circuit Materials have characteristics that offer performance and other advantages in many market applications, and serve to differentiate the Company's products from competitors' products and from other commonly available materials.

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

The flexible circuit materials that the Company manufactures are called R/flex(R) materials. They are mainly used to make interconnections for handheld and laptop computers, portable electronic devices, and hard disk drives. The performance characteristics of R/flex materials differentiate these laminates from commonly available flexible circuit materials.

The adhesiveless flexible circuit materials that the Company sold to Hutchinson Technology Incorporated ("HTI"), for making trace suspension assemblies in magneto resistive hard disk drives, are called SSLAM materials. SSLAM materials are manufactured by Mitsui Chemicals, Inc.
of Japan, under a technology license from Rogers Corporation. Effective January 3, 2000 the Company started a joint venture with Mitsui Chemicals, Inc. to eventually manufacture this flexible circuit board laminate in Chandler, Arizona. Beginning in 2000, this joint venture, Polyimide Laminate Systems, LLC ("PLS") made these sales to HTI rather than having the resale go through the Company. Eventually PLS will provide HTI with a second source of supply.

Rogers Chang Chun Technology Co., Ltd. ("RCCT"), the Company's joint venture with Chang Chun Plastics Co., Ltd., which was established in late 2001 to manufacture flexible circuit material for customers in Taiwan, saw its first sales in 2002. While the sales were slightly lower than the Company's expectations, progress was definitely made in establishing a foothold in this market and the Company looks to the future for this positive trend to continue.

Industrial laminates are manufactured by the Company under the Induflex(R) trade name. These polyester based laminates, with thin aluminum and copper cladding, are sold to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to automotive component manufacturers for making flat, etched-foil heaters.

POLYMER MATERIALS AND COMPONENTS

Polymer Materials and Components include high performance elastomer components, composite materials, and power distribution bus bars. The Company's Polymer Materials and Components have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

Polymer Materials and Components are sold to printers and original equipment manufacturers for applications in transportation, communications, imaging, computer, consumer and other markets. Trade names for the Company's Polymer Materials and Components include: NITROPHYL(R) floats for fill level sensing in fuel tanks, motors, and storage tanks; and ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines and automated teller machines.

Power distribution bus bars are manufactured by the Company under the MEKTRON(R) trade name. Bus bars are sold to manufacturers of high voltage electrical traction systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment.

The Company's nonwoven composite materials are manufactured for medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

One of the Company's joint ventures complements the Company's worldwide business in Polymer Materials and Components. This is Durel Corporation, a 50% owned venture with 3M, which manufactures DUREL(R) electroluminescent lamps ("EL Lamps") and phosphor, in Chandler, Arizona. The Company also designs and sells inverters that power EL lamps.

                                     BACKLOG

Excluding joint venture activity, the backlog of firm orders for High Performance Foams was $5,841,000 at December 29, 2002 and $3,611,000 at December 30, 2001. The backlog of firm orders for Printed Circuit Materials was $7,210,000 at December 29, 2002 and $7,384,000 at December 30, 2001. The backlog of firm orders for Polymer Materials and Components was $8,629,000 at December 29, 2002 and $12,273,000 at December 30, 2001. The amount of unfilled orders is reasonably stable throughout the year.

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


                                    EMPLOYEES

The Company employed an average of 210 people in the High Performance Foams operations, 430 people in the Printed Circuit Materials operations, and 611 people in the Polymer and Materials operations during 2002.

                                   SEASONALITY

In the Company's opinion, there is no material concentration of products or markets within the business which are seasonal in nature.

                            CUSTOMERS & MARKETING

The Company's products were sold to approximately 2,400 customers worldwide in 2002. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within all of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

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


                               ENVIRONMENTAL REGULATION

The nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business.
The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable.

The Company does not believe that the outcome of any of these matters will have a material adverse effect on its financial position nor has the Company had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 of this report. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

     Name, Age		Prior Business Experience            Served in Present
and Present Position	   in Past Five Years	               Position Since
------------------------------------------------------------------------------

Walter E. Boomer, 64	President and Chief Executive Officer       April 2002
Chairman of the Board	from March 1997 to April 2002
of Directors and Chief
Executive Officer

Robert D. Wachob, 55	Executive Vice President from January       April 2002
President and Chief     2000 to April 2002; Senior
Operating Officer	Vice President, Sales and Marketing
                        from May 1997 to January 2000.

James M. Rutledge, 50	Vice President, Finance and Chief        December 2002
Vice President,         Financial Officer from June 2002 to
Finance and Chief       December 2002; Vice President, Finance
Financial Officer       and Chief Financial Officer and Secretary
and Treasurer           from January 2002 to June 2002; Chief
                        Financial Officer of Baldwin Technology
                        Company Inc. from January 2000 to July
                        2001; Vice President Finances and Taxes
                        of Rayonier, Inc. from March 1999 to
                        January 2000; Vice President and
                        Treasurer of Witco Corporation
                        October 1990 to March 1999.

Bruce G. Kosa, 63		                                 October 1994
Vice President,
Technology

John A. Richie, 55		                                 October 1994
Vice President,
Human Resources

Robert M. Soffer, 55   Vice President, Secretary and Treasurer  December 2002
Vice President and     and Clerk from June 2002 to December
Secretary and Clerk    2002; Vice President, Assistant Secretary
                       and Treasurer and Clerk from April 2000
                       to June 2002; Treasurer and Assistant
		       Secretary and Clerk from February 1992
	               to April 2000.

Paul B. Middleton, 35  Division Controller for Cooper           December 2001
Corporate Controller   Industries from November 1999 to
                       December 2001; Internal Audit Manager
                       of Cooper Industries from December 1997
                       to November 1999; Audit Manager for KPMG
                       Peat Marwick from April 1996 to
                       December 1997.

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well maintained, in good operating condition, and suitable for its current and anticipated business.

                          Floor Space
	                 (Square Feet)  Type of Facility         Leased/Owned
                         -------------  ----------------         ------------

High Performance Foams
----------------------
Woodstock, Connecticut      152,000	Manufacturing	                Owned
Carol Stream, Illinois      215,000     Manufacturing	                Owned

Printed Circuit Materials
-------------------------
Chandler, Arizona	    156,000	Manufacturing	                Owned
	                      4,000	Warehouse	                Owned
	                     11,000	Rental Property	                Owned
Chandler, Arizona	    142,000	Manufacturing	                Owned
Evergem, Belgium	     80,000	Manufacturing			Owned
Ghent, Belgium
   Rogers NV	             17,000	Manufacturing	                Owned
   Rogers Induflex NV	     96,000	Manufacturing	                Owned

Polymer Materials and Components
--------------------------------
South Windham, Connecticut   88,000	Manufacturing	                Owned
Rogers, Connecticut	    290,000	Manufacturing	                Owned
Ghent, Belgium
   Rogers NV	             96,000	Manufacturing	                Owned

Other
-----
Rogers, Connecticut	    116,000     Corporate Headquarters/
                                        Research &
                                        Development	                Owned
Chandler, Arizona           160,000     Manufacturing                   Owned
Suzhou, China                93,000     Manufacturing     Leased through 6/05
Suzhou, China                93,000     Manufacturing     Leased through 6/05
Tokyo, Japan	              2,000	Sales Office      Leased through 9/04
Wanchai, Hong Kong	      1,000	Sales Office	  Leased through 3/04
Guangzhou, China              1,000     Sales Office      Leased through 3/04
Taipei, Taiwan, R.O.C.	      1,000	Sales Office	  Leased through 7/04
Seoul, Korea	              1,000	Sales Office	  Leased through 2/04
                                 50     Warehouse         Leased through 5/04
Singapore	              1,000	Sales Office	  Leased through 6/04



Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

The Company is currently involved as a potentially responsible party ("PRP") . in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action which may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next two years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $2,200,000 prior to 1999 and based on updated estimates provided an additional $400,000 in 1999 for costs related to this matter. Prior to 2000, $1,300,000 was charged against this provision. In 2000, 2001, and 2002 expenses of $900,000, $100,000, and $200,000 were charged, respectively, against the provision. The remaining reserve is primarily for testing, monitoring, sampling and any minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

In this same matter the United States Environmental Protection Agency ("EPA") alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company placed that decision on appeal with the District of Columbia Federal Court of Appeals in 2000. In early January of 2002, the Company was informed that the Court of Appeals reversed the decision. As a result of this favorable decision, the $300,000 reserve for the fine was taken into income in 2001. However, subsequent to the favorable decision by the Court of Appeals, the EPA continued to pursue this issue and settlement discussions with the EPA were more protracted and difficult than originally anticipated. As such, the Company recorded $325,000 for legal and other costs associated with this matter in 2002. On January 16, 2003, a settlement agreement was signed with the EPA. The costs associated with the settlement will not exceed the provision recorded, which included a cash settlement payment to the government of $45,000 plus a commitment to undertake some energy-related environmental improvements at its facilities, as well as assistance to a local Woodstock, Connecticut Fire Department for emergency preparedness. Management believes, based on the facts currently available, that the provision recorded in 2002 is adequate to cover the requirement of the settlement.

On February 7, 2001, the Company entered into a definitive agreement to purchase the Advanced Dielectric Division ("ADD") of Tonoga, Inc. (commonly known as Taconic), which operates facilities in Petersburgh, New York and Mullingar, Ireland. On May 11, 2001, the Company announced that active discussions with Taconic to acquire the ADD business had been suspended and it was not anticipated that the acquisition would occur. Accordingly, $1,500,000 in costs associated with this potential acquisition were written off during the second quarter of 2001. On October 23, 2001, the Company terminated the acquisition agreement. On October 24, 2001, Taconic filed a breach of contract lawsuit against the Company in the United States District Court for the District of Connecticut seeking damages in the amount of $25,000,000 or more, as well as specific performance and attorneys' fees. In September 2002, a confidential settlement agreement concerning all matters raised in this litigation was negotiated and entered into. The settlement had no material impact on the 2002 results.

There recently has been a significant increase in certain U.S.
states in asbestos-related product liability claims against numerous industrial companies. The Company has been named, along with hundreds of other industrial companies, as a defendant in some of these cases. The Company strongly believes it has valid defenses to these claims and intends to defend itself vigorously. In addition, the Company believes that it has sufficient insurance to cover all costs associated with these claims. Based upon past claims experience and available insurance coverage, management believes these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

In addition to the above issues, the nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse effect on the financial position of the Company.


Item 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on page 53, under the caption "Restriction on Payment of Dividends" in Note G on page 42, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 20-21 of the 2002 annual report to shareholders.

At March 5, 2003, there were 927 shareholders of record.

Item 6.	SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 15 of the 2002 annual report to shareholders.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 16 through 25 of the 2002 annual report to shareholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" on page 23 of the 2002 annual report to shareholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages 26 through 51 and under the caption "Quarterly Results of Operations" on the back inside cover of the 2002 annual report to shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Registrant set forth under the caption "Nominees for Director" on page 2 of the Registrant's definitive proxy statement dated March 20, 2003, for its 2003 annual meeting of stockholders filed pursuant to Section 14(a) of the Act. Information with respect to Executive Officers of the Registrant is presented in Part I, Item 1 of this report.


Item 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" on pages 6 and 7 and "Executive Compensation" on pages 8 through 16 of the Registrant's definitive proxy statement, dated March 20, 2003, for its 2003 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management set forth under the captions "Stock Ownership of Management" on page 3 and "Beneficial Ownership of More Than Five Percent of Rogers Stock" on page 4 of the Registrant's definitive proxy statement, dated March 20, 2003, for its 2003 annual meeting of stockholders filed pursuant to Section 14(a) of the Act.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to form 10-K, there is hereby incorporated by reference the iformation with respect to certain relationships and related transactions set forth in Note D under the caption "Summarzied Financial Information of Unconsolidated Joint Ventures and Related Party Transactions" on page 38 of the 2002 annual report to shareholders.

Item 14.  CONTROLS AND PROCEDURES

   a. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

   b. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

                                      PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
         FORM 8-K


(a)(1) and (2)- The following consolidated financial statements of
                Rogers Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 29, 2002, are incorporated by reference in Item 8:

		Consolidated Balance Sheets - December 29, 2002 and
                  December 30, 2001
		Consolidated Statements of Income - Fiscal Years Ended
                  December 29, 2002, December 30, 2001, and
                  December 31, 2000
		Consolidated Statement of Shareholders' Equity -
                  Fiscal Years Ended December 29, 2002,
                  December 30, 2001, and December 31, 2000
		Consolidated Statements of Cash Flows - Fiscal Years
                  Ended December 29, 2002, December 30, 2001, and December 31, 2000
		Notes to Consolidated Financial Statements -
                  December 29, 2002

	The following consolidated financial statement schedule of Rogers Corporation and Subsidiaries is included in Item 15 (d):

	        Schedule II Valuation and Qualifying Accounts


        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

       2a Asset Purchase Agreement, dated September 19, 2002, between
          Rogers Corporation, Perstorp Composites Holding B.V., and Vyncolit North America Inc. for the divestiture of the Moldable Composites Division is file herewith.

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

       3i By-Laws of the Company as amended on March 28, 1991, September 10,
          1991, June 22, 1995, April 25, 2002 and June 19, 2002.  The
          March 28, 1991, September 10, 1991 and June 22, 1995, amendments were filed as Exhibit 3i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the 1995 Form 10-K)*. The April 25, and June 19, 2002 amendments are filed herewith.

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

      10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996, December 21, 1999 and October 7,
	  2002). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*. The October 7, 2002 amendment is filed herewith.

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

      10i Rogers Corporation Voluntary Deferred Compensation Plan for
          Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999 and October 7, 2002). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively. The December 21, 1999 restatement and amendment were filed as
          Exhibit 10i to the 1999 Form 10-K*. The October 7, 2002 amendment is filed herewith.

      10j Rogers Corporation Voluntary Deferred Compensation Plan for
          Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999 and October 7,
          2002).  The 1993 plan and the 1994 amendments were filed as
          Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996
          Form 10-K, respectively. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*.
          The October 7, 2002 amendment is filed herewith.

      10k Rogers Corporation Long-Term Enhancement Plan for Senior
          Executives of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000 and October 7, 2002) . The April 4, 2000 amendment was file as Exhibit 10k to the 2000 Form 10-K*. The October 7, 2002 amendment is filed herewith.

      10l Rogers Corporation 1998 Stock Incentive Plan (1998, as amended
          September 9, 1999, December 21, 1999, October 10, 2001 and November 7, 2002 ).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*. The October 10, 2001 and November 7, 2002 amendments are file herewith.

      10m Multicurrency Revolving Credit Agreement dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*.

      10n Rogers Corporation Excecutive Supplemental Agreement** for the
          Chairman of the Board and Chief Executive Officer dated
          December 5, 2002, is filed herewith.

      14 Portions of the Rogers Corporation 2002 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

      21  Subsidiaries of the Registrant.

      23  Consent of Independent Auditors.

    23.1  Consent of Independent Auditors.

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.3 Financial Statements for the Company's joint venture with 3M, Durel Corporation

 * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

** Management Contract.


(b) No reports on Form 8-K were filed during the three months ended December 29, 2002.

(c) Exhibits - The response to this portion of Item 15 is submitted within Item 15(a)(3) of this report.

(d)  Financial Statement Schedule

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        	ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES


(Dollars in Thousands)                				  Balance
			Balance at     Charged to		  at End
			Beginning      Costs and	Other	  of
      Description	of Period      Expenses	     Deductions	  Period
--------------------------------------------------------------------------
December 29, 2002:

Allowance for
  doubtful accounts	$ 1,363         $   --        $  (261)    $ 1,102


December 30, 2001:

Allowance for
  doubtful accounts	$ 1,804	        $   --        $  (441) 	  $ 1,363


December 31, 2000:

Allowance for
  doubtful accounts	$   794   	$  987	      $   (23) 	  $ 1,804

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROGERS CORPORATION
	                              (Registrant)



Date:  March 31, 2003			By /s/James M. Rutledge
					James M. Rutledge
					Vice President, Finance and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.


By /s/Walter E. Boomer  	Chairman of the Board of Directors
   -------------------          and Chief Executive Officer
      Walter E. Boomer

By /s/Leonard M. Baker 	        Director
   -------------------
      Leonard M. Baker

By /s/Harry H. Birkenruth 	Director
   ----------------------
      Harry H. Birkenruth

By /s/Edward L. Diefenthal 	Director
   -----------------------
      Edward L. Diefenthal

By /s/Gregory B. Howey 	        Director
   -------------------
      Gregory B. Howey

By /s/Leonard R. Jaskol 	Director
   --------------------
      Leonard R. Jaskol

By /s/Eileen S. Kraus           Director
   ------------------
      Eileen S. Kraus

By /s/William E. Mitchell 	Director
   ----------------------
      William E. Mitchell

By /s/Robert G. Paul 	        Director
   -----------------
      Robert G. Paul

----------------------------------------------------------------------
                            ROGERS CORPORATION
                        CERTIFICATIONS PURSUANT TO
                              SECTION 302 OF
                      THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Walter E. Boomer, certify that:


   1. I have reviewed this annual report on Form 10-K of Rogers
      Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Walter E. Boomer
--------------------------------
Walter E. Boomer
Chairman of the Board and Chief Executive Officer
March 31, 2003

----------------------------------------------------------

CERTIFICATION

I, James M. Rutledge, certify that:

   1. I have reviewed this annual report on Form 10-K of Rogers
      Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James M. Rutledge
---------------------
James M. Rutledge
Vice President, Finance and Chief Financial Officer
March 31, 2003

         	EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT


                                     Percentage
                                      of Voting	      Jurisdiction
                                     Securities     of Incorporation
        Company                        Owned         or Organization

	Rogers L-K Corp.	        100%	        Delaware

	Rogers Japan Inc.	        100%	        Delaware

	Rogers Southeast Asia, Inc.	100%	        Delaware

	Rogers Taiwan, Inc.	        100%	        Delaware

	Rogers Korea, Inc.	        100%	        Delaware

	Rogers China, Inc.	        100%	        Delaware

	Rogers Technologies
          Singapore, Inc.	        100%	        Delaware

	Rogers Specialty Materials
          Corporation	                100%	        Delaware

	Rogers Circuit Materials,
          Incorporated                  100%            Delaware

	Rogers Technologies
          (Suzhou) Co., Ltd.	        100%	        China

	TL Properties, Inc.	        100%	        Arizona

	World Properties, Inc.	        100%	        Illinois

	Rogers Technologies
          (Barbados) SRL	        100%	        Barbados

	Rogers Induflex N.V.	        100%	        Belgium

	Rogers N.V.	                100%	        Belgium

	Rogers GmbH	                100%	        Germany

	Rogers (UK) LTD	                100%	        England

	Rogers S.A.	                100%	        France

   *	Rogers Inoac Corporation	 50%	        Japan

   *	Durel Corporation	         50%	        Delaware

   * 	Polyimide Laminate Systems, LLC	 50%	        Delaware

   *    Rogers Chang Chun
          Technology Co., LTD	         50%	        Taiwan, R.O.C.

   *	These entities are unconsolidated joint ventures and accordingly are not consolidated in the consolidated financial statements of Rogers Corporation.

                                        F-1


		EXHIBIT 23

	CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Rogers Corporation of our report dated February 4,
2003, included in the 2002 Annual Report to Shareholders of Rogers
Corporation.

Our audits also included the financial statement schedule of Rogers Corporation listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-21121, 33-38219, 33-38920,
33-64314, 33-44087, 33-53353, 333-14419, 333-42545, 333-50901, and
333-59634 and Form S-3 No. 33-53369) pertaining to various stock option plans, employee savings plans, employee stock ownership plans, and stock grants, of Rogers Corporation of our report dated February 4, 2003, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) for the year ended December 29, 2002.



		                   ERNST & YOUNG LLP




Providence, Rhode Island
March 25, 2003

                               EXHIBIT 23.1

                      CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-21121,
33-38219, 33-38920, 33-64314, 33-44087, 33-53353, 333-
14419, 333-42545, 333-50901, and 333-59634 and Form S-3
No. 33-53369) pertaining to various stock option plans, employee savings plans, employee stock ownership plans, and stock grants, of Rogers Corporation of our report dated March 14, 2003, with respect to the financial statements of Durel Corporation, included in this Annual
Report (Form 10-K) of Rogers Corporation for the year ended December 29, 2002.


                                  /s/ Ernst & Young LLP

Phoenix, Arizona
March 25, 2003