Form 10-Q
period 2003-04-30
ROGERS CORP
filed 2003-05-02
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________


Commission file number 1-4347


 ________________________________ROGERS CORPORATION_____________________________
             (Exact name of Registrant as specified in its charter)


         Massachusetts                                              06-0513860
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                              Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut 06263-0188 (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code      (860) 774-9605
                                                        ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes           X               No
                   ----------                     ----------

The number of shares outstanding of the Registrant's classes of common stock as of April 18, 2003:

                Capital Stock, $1 Par Value -- 15,943,898 shares

                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                                    FORM 10-Q
                                 March 30, 2003


                                      INDEX



                                                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

       Condensed Statements of Income                                                        3

       Condensed Statements of Financial Position                                          4-5

       Condensed Statement of Cash Flows                                                     6

       Supplementary Notes                                                                7-13

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                              14-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

Item 4.       Controls and Procedures                                                       17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  18

Item 6.  Reports on Form 8-K                                                                19

Signatures                                                                                  19

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                 20-22


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                         CONDENSED STATEMENTS OF INCOME


        Three Months Ended March 30, 2003 and March 31, 2002 (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                                                       2003                           2002
                                                                                       ----                           ----

Net Sales                                                                                $  51,878                  $  54,558

     Cost of Sales                                                                          35,390                     38,315
     Selling and Administrative Expenses                                                     9,701                     10,109
     Research and Development Expenses                                                       2,837                      3,465
                                                                                        ----------                 ----------
Total Costs and Expenses                                                                    47,928                     51,889
                                                                                         ---------                  ---------

Operating Income                                                                             3,949                      2,669

Other Income less Other Charges                                                              3,628                      2,607
Interest Income (Expense), Net                                                                  75                        (97)
                                                                                       ------------               ------------

Income Before Income Taxes                                                                   7,652                      5,179

Income Taxes                                                                                 1,913                      1,295
                                                                                             -----                      -----


Net Income                                                                               $   5,739                  $   3,884
                                                                                         =========                  =========


Net Income Per Share:

     Basic                                                                               $     .37                $       .25
                                                                                         =========                 ==========

     Diluted                                                                             $     .36                $       .24
                                                                                         ===========              ===========


The accompanying notes are an integral part of the condensed financial statements.



                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                    March 30,                 December 29,
                                                                                          2003                  2002
                                                                                          ----                  ----
Current Assets:

     Cash and Cash Equivalents                                                          $   28,187            $   22,300

     Short-term Investments                                                                  2,036                 6,628

     Accounts Receivable, Net                                                               33,050                32,959

     Account Receivable, Joint Ventures                                                      1,829                 1,414

     Note Receivable, Current                                                                2,100                    --

     Inventories:
         Raw Materials                                                                       5,510                 5,525
         In-Process and Finished                                                            12,562                12,544
                                                                                           -------               -------
             Total Inventories                                                              18,072                18,069

     Current Deferred Income Taxes                                                           4,985                 4,985

     Other Current Assets                                                                    1,678                 1,320
                                                                                           -------              --------

             Total Current Assets                                                           91,937                87,675
                                                                                            ------                -------

Note Receivable, Long-Term                                                                   9,900                12,000

Property, Plant and Equipment, Net of
     Accumulated Depreciation of
     $94,216 and $90,285                                                                   101,118                99,883

Investments in Unconsolidated Joint Ventures                                                22,684                21,860

Pension Asset                                                                                8,951                 8,951

Goodwill and Other Intangibles, Net                                                         22,200                22,204

Other Assets      5,145                                                                      5,128
             ----------                                                                 ----------

             Total Assets                                                                 $261,935              $257,701
                                                                                          ========              ========



The accompanying notes are an integral part of the condensed financial statements.


                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
             CONDENSED STATEMENTS OF FINANCIAL POSITION - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                   March 30,                 December 29,
                                                                                         2003                  2002
                                                                                         ----                  ----
Current Liabilities:

     Accounts Payable                                                                    $   8,975            $   10,125
     Accrued Employee Benefits and
         Compensation                                                                        8,489                10,414
     Accrued Income Taxes Payable                                                           10,314                 8,249
     Taxes, Other than Federal and Foreign
         Income                                                                                108                   542
     Other Accrued Liabilities                                                               6,905                 5,450
                                                                                             -----               -------
             Total Current Liabilities                                                      34,791                34,780
                                                                                            ------               -------

Noncurrent Deferred Income Taxes                                                             8,517                 8,308

Noncurrent Pension Liability                                                                19,614                22,658

Noncurrent Retiree Health Care and Life
     Insurance Benefits                                                                      6,197                 6,197

Other Long-Term Liabilities                                                                  2,444                 2,720

Commitments and Contingencies                                                                   --                    --

Shareholders' Equity:

     Capital Stock, $1 Par Value:
         Authorized Shares 50,000,000; Issued
         Shares 15,933,459 and 15,856,748                                                   15,933                15,857
     Additional Paid-In Capital                                                             36,942                36,600
     Retained Earnings                                                                     153,784               148,045
     Accumulated Other Comprehensive Loss                                                   (3,853)               (4,693)
     Treasury Stock (346,836 and 360,487 shares)                                           (12,434)              (12,771)
                                                                                           --------              --------

             Total Shareholders' Equity                                                    190,372               183,038
                                                                                           -------              --------

             Total Liabilities and Shareholders' Equity                                   $261,935              $257,701
                                                                                          ========              ========





The accompanying notes are an integral part of the condensed financial statements.


                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                                   Three Months Ended (Unaudited)

                                                                           March 30,                    March 31,
                                                                              2003                         2002
                                                                            -------                      -------

OPERATING ACTIVITIES:
  Net Income                                                                $    5,739              $      3,884
  Adjustments to Reconcile Net Income to Net Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                              3,392                     3,656
      Expense for Deferred Income Taxes                                             --                        34
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                                     (2,457)                   (1,713)
      Loss on Disposition of Assets                                                250                        --
      Noncurrent Pension and Postretirement Benefits                            (3,043)                   (3,026)
      Other, Net                                                                  (195)                     (307)
      Changes in Operating Assets and Liabilities
          Accounts Receivable                                                   (3,090)                   (5,453)
          Accounts Receivable, Joint Ventures                                     (430)                   (1,338)
          Inventories                                                              175                      (496)
          Other Current Assets                                                    (334)                     (566)
          Accounts Payable and Accrued Expenses                                 __(118)                    1,768
                                                                                   ----                  -------

           Net Cash Used in Operating Activities                                  (111)                   (3,557)

INVESTING ACTIVITIES:
Capital Expenditures                                                            (3,744)                   (2,470)
Acquisition of Business                                                             --                    (8,000)
Divestiture of Business                                                          3,069                        --
Short-term Investments                                                           4,592                        --
Investments in Unconsolidated Joint Ventures and Affiliates                      1,633                     2,962
                                                                            ----------                   -------

            Net Cash Provided by (Used in) Investing Activities                  5,550                    (7,508)

FINANCING ACTIVITIES:
Proceeds from Short- and Long-Term Borrowings                                       10                     3,322
Repayments of Debt Principal                                                        --                    (1,724)
Repayment of Life Insurance Debt                                                    --                    (3,081)
Proceeds from Disposition of Treasury Stock                                        258                       214
Proceeds from Sale of Capital Stock, Net                                           404                       268
                                                                          ------------              ------------

            Net Cash Provided by (Used in) Financing Activities                    672                    (1,001)

Effect of Exchange Rate Changes on Cash                                           (224)                     (213)
                                                                        ---------------            --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             5,887                   (12,279)

Cash and Cash Equivalents at Beginning of Year                                  22,300                    20,891
                                                                         -------------             -------------

Cash and Cash Equivalents at End of Quarter                               $     28,187               $     8,612
                                                                          ============               ===========





The accompanying notes are an integral part of the condensed financial statements.


                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES

                               SUPPLEMENTARY NOTES
                                   (Unaudited)

A. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated. For further information regarding Rogers' accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2002.

B. Rogers effective tax rate was 25% for the three months ended March 30, 2003 and March 31, 2002. Income taxes paid were $99,000 and $2,000 in the first three months of 2003 and 2002, respectively.

C. Comprehensive income, net of related tax, for the first three-months ended were as follows:


       (Dollars in Thousands)                                                                   2003                 2002
                                                                                                ----                 ----

           Net income                                                                        $   5,739             $   3,884
           Foreign currency translation adjustments                                                840                 (296)
                                                                                             -----------          ------------
                 Comprehensive income                                                        $   6,579             $   3,588
                                                                                             =========             =========

Accumulated balances related to each component of Other Comprehensive Loss were as follows:

                                                                                             March 31,    December 29,
                                                                                                 2003           2002
                                                                                                -----

           Foreign currency translation adjustments                                          $   3,885         $   3,045
           Change in minimum pension liability                                                  (7,738)           (7,738)
                                                                                              ---------           -------

            Accumulated Other Comprehensive Loss                                             $ (3,853)          $ (4,693)
                                                                                             =========          =========

D. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" for the first three months ended:


           (Dollars in Thousands, Except Per Share Amounts)                           2003                     2002
                                                                                     ----                    -------
          Numerator:
             Net income                                                                $5,739                 $3,884

           Denominator:
              Denominator for basic earnings per share -
                 Weighted-average shares                                               15,572                 15,403

             Effect of stock options                                                      466                    646
                                                                                    ---------             ----------

             Denominator for diluted earnings per
                share - adjusted weighted-average
                shares and assumed conversions                                        $16,038                $16,049
                                                                                     ========               ========
           Basic earnings per share                                                  $    .37              $     .25
                                                                                     ========              =========

           Diluted earnings per share                                                $    .36              $     .24
                                                                                     ========              =========


E. Under various plans, the Company may grant stock and stock options to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation costs for stock options are generally not reflected in net income as options granted under the plans had an exercise price equal to market value of the underlying common stock on the date of the grant. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

           The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in the three months ended, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the first three months ended would have been reduced to the pro forma amounts indicated below:



(Dollars in Thousands, Except Per Share Amounts)
                                                                                            2003                       2002
                                                                                      ------------------         -----------------
Net income, as reported                                                                          $5,739                    $3,884
Less:  Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect
                                                                                                    645                       589
                                                                                      ------------------ ------- -----------------
Pro forma net income                                                                            $ 5,094                    $3,295
                                                                                      ------------------ ------- -----------------

Basic earnings per share:
   As Reported                                                                                     $.37                      $.25
   Pro Forma                                                                                        .33                       .21
                                                                                      ------------------ ------- -----------------

Diluted earnings per share:
   As Reported                                                                                     $.36                      $.24
   Pro Forma                                                                                        .32                       .20
                                                                                      ------------------ ------- -----------------


           The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years, due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

           An average vesting period of three years was used for the assumption regarding stock options issued. Regular options granted to officers and other key U.S. employees usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

F. The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the first three months ended:


                                              High                       Printed               Polymer
(Dollars in Millions)                      Performance                   Circuit             Materials &
                                              Foams                      Materials           Components        Total
--------------------------------------------------------------------------------------------------------------------

2003
Net Sales                                        $17.3                     $24.2                  $10.4         $51.9
Operating Income                                   2.1                       2.6                   (0.7)          4.0

2002
Net Sales                                        $15.7                     $19.5                  $19.4         $54.6
Operating Income                                   1.6                       0.4                    0.7           .7


           Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the sales data in the previous table.

G. The Company has four joint ventures, each 50% owned, which are accounted for by the equity method. Equity income of $2,540,000 and $1,769,000 for the first three months ended in 2003 and 2002 is included in other income less other charges on the consolidated statements of income. Each of the joint ventures is described below:


                  Joint Venture                                  Location                      Business Segment

                  Durel Corporation                              U.S.                          Polymer Materials and Components

                  Rogers Inoac Corporation                       Japan                         High Performance Foams

                  Polyimide Laminate                             U.S.                          Printed Circuit Materials
                  Systems, LLC

                  Rogers Chang Chun                              Taiwan                        Printed Circuit Materials
                  Technology Co., Ltd.


           The summarized financial information for these joint ventures is included in the following table for the first three months ended. Note that there is a difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures due primarily to three factors. First, the Company's major initial contribution to two joint ventures was technology that was valued differently by the joint ventures than it was on the Company's books. Secondly, one of the joint ventures had a negative retained earnings balance for a period of time. Lastly, the translation of foreign currency at current rates differs from that at historical rates. Correspondingly, there is a difference between the Company's recorded income from unconsolidated joint ventures and a 50% share of the income of those joint ventures.


          (Dollars in Thousands)
                                                                          2003                                2002
                                                                --------------------------         ----------------------------
          Net Sales                                                           $34,037,000                          $28,081,000
          Gross Profit                                                         12,930,000                            9,283,000
          Net Income                                                            4,765,000                            3,364,000


           Sales made to unconsolidated joint ventures by the Company were immaterial in all periods presented above.

H. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

           The Company is currently involved as a potentially responsible party ("PRP") in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

           In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2,600,000 in prior years. Prior to 2003, $2,300,000 was charged against this provision. In the first quarter of 2003, expenses of $100,000 have been charged against the provision. The remaining reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

           In this same matter the United States Environmental Protection Agency ("EPA") alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company placed that decision on appeal with the District of Columbia Federal Court of Appeals in 2000. In early January of 2002, the Company was informed that the Court of Appeals reversed the decision. As a result of this favorable decision, the $300,000 reserve for the fine was taken into income in 2001. However, subsequent to the favorable decision by the Court of Appeals, the EPA continued to pursue this issue and settlement discussions with the EPA were more protracted and difficult than originally anticipated. As such, the Company recorded $325,000 for legal and other costs associated with this matter in 2002. On January 16, 2003, a settlement agreement was signed with the EPA. The costs associated with the settlement will not exceed the provision recorded, which included a cash settlement payment to the government of $45,000 plus a commitment to undertake some energy-related environmental improvements at its facilities, as well as assistance to a local Woodstock, Connecticut Fire Department for emergency preparedness. Management believes, based on facts currently available, that the provision recorded is adequate to cover the requirements of the settlement.

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

     I. In 2002, the Company incurred restructuring charges of $2,150,000. These charges were associated solely with the severance benefits for 62 employees of which 48 had been terminated prior to the 2002 year-end. The remaining employees were notified prior to year-end. The separation date of these residual employees will occur on varied dates in 2003. These workforce reductions were initiated in order to appropriately align resources with the Company's business requirements, given varied ongoing operational initiatives, including non-strategic business unit consolidations, plant rationalizations, outsourcing low value production and/or moving it to lower production cost environments, and support function reorganizations to streamline administrative activities. As of March 30, 2003, the balance in the accrual for these charges was $1,200,000. Management believes, based on current estimates, the residual provision will be adequate to cover the future costs of these restructuring activities. The following table summarizes activities related to the provision for the first three months ended.




           (Dollars in Thousands)

           Balance in Provision at December 29, 2002                    $1,600,000
           Less Payments made for Severance Benefits                      (400,000)
           Adjustments/Additional Provisions                                    --
                                                                        -----------
           Balance in Provision at March 30, 2003                       $ 1,200,000
                                                                        ===========

J. As of December 31, 2001 (fiscal year 2002), the Company acquired certain assets of the high performance foam business of Cellect LLC ("Cellect")for approximately $10,000,000 in cash, plus a potential earn-out in five years based upon performance. While there is no contractual limitation on the earn-out, the actual earn-out will be determined and affected by the sales and profitability growth through 2006 as compared to the base year of 2001. The assets acquired included intellectual property rights, machinery and equipment, and customer lists for portions of the Cellect plastomeric and elastomeric high performance polyolefin foam business. The acquisition was accounted for as a purchase pursuant to SFAS No.141, "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

           On November 18, 2002, the Company completed the divestiture of its Moldable Composites Division ("MCD"), located in Manchester, Connecticut. MCD, which was included in the Company's Polymer Materials and Components segment, was sold to Vyncolit North America Inc., a subsidiary of the Perstorp group, Sweden. Under the terms of the agreement, the Company will receive a total of approximately $21,000,000 for the business assets (excluding the intellectual property) and a five-year royalty stream from the intellectual property license. Half of the $21,000,000 was paid in cash upon consummation of the transaction. A Note, which bears interest at the rate of LIBOR plus 1%, was provided for the remainder of the sales price, which will be paid over a five-year period. There was no material gain or loss on the transaction.

K. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company is reviewing FIN 46 to determine its impact, if any, on future reporting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS AND SEGMENT ANALYSIS

Net sales in the first quarter of 2003 were $51.9 million and were down about 5% compared to $54.6 million in the first quarter of 2002, reflecting the divestiture of MCD.

The Company considers its 50%-owned, unconsolidated joint ventures as an integral part of its business. These joint ventures had total revenues in the first quarter of 2003 of $34 million. Adding 50% of these joint venture sales to the Company's net sales, Combined Sales were $68.9 million for the quarter compared to $68.7 million reported in the first quarter of 2002. Combined Sales were relatively flat with the first quarter of 2002 because of the MCD divestiture. However, revenues across most of the Company's product lines and joint ventures improved from the prior year and the fourth quarter of 2002 with strong sales into key market niches.

          (Dollars in Thousands)                                                                First Quarter
                                                                               --------------------- ---- ---------------------

                                                                                       2003                       2002
                                                                               ---------------------      ---------------------
          Net Sales, as reported in this report and in accordance with                $51.9                      $54.6
          generally acceptable accounting principles
          50% of Rogers' Joint Venture Sales                                           17.0                       14.1
                                                                               -       ----               -       ----
          Combined Sales                                                              $68.9                      $68.7
                                                                                      =====                      =====

Sales of Printed Circuit Materials for the quarter totaled $24.2 million, an increase of 24% compared to the first quarter of 2002. Revenue growth was driven by strong sales of high frequency laminates into the satellite television and cellular base station infrastructure markets as well as flexible laminates for disk drive applications and increased penetration into cellular telephone handsets.

High Performance Foam sales were $17.3 million for this year's first quarter, up 10% from quarter one last year. Revenues in this business segment increased, in part, due to stronger sales into the industrial and imaging markets and continued growth in the Company's polyolefin foam product line acquired in 2002.

Sales of Polymer Materials and Components totaled $10.4 million, down significantly from the prior year period sales of $19.4 million. This decline was primarily caused by the divestiture of MCD.

First quarter 2003 net income was $5.7 million and diluted earnings per share were $.36, as compared to $3.9 million in net income and $.24 in diluted earnings per share earned in last year's first three months. The increase was due mostly to revenue growth in Rogers' higher margin businesses, improvement in manufacturing margins, and better performance by Rogers' joint ventures.

Manufacturing profit as a percentage of sales was 32% in the first quarter of 2003 and 30% in the first quarter of 2002. The impact of higher revenues in Rogers' higher margin businesses coupled with continued productivity improvements continues to drive stronger manufacturing margins; however, a portion of the gains have been reduced somewhat by the start up costs associated with plant openings in China, Belgium, and Carol Stream, Illinois.

Selling and administrative expenses for the first three months of 2003 were down in total dollars as compared to the first quarter of 2002, but consistent as a percentage of sales. The decrease in total expenses was a result of continued cost reductions.

Research and development expenses of $2.8 million in the first quarter of 2003 were lower than the $3.5 million in the comparable period in 2002. This decrease is due to timing of developmental projects and the divestiture of the Moldable Composites Division.

Other income was $3.6 million in the first quarter of 2003 compared to $2.6 million in the comparable period in 2002. The increase is due primarily to the better performance of Rogers' joint ventures and increased royalties, principally associated with the intellectual property license entered into in connection with the divestiture of MCD. Rogers' joint ventures in total had a very good first quarter. Revenues at Durel Corporation, Rogers' joint venture with 3M, were almost 17% higher for the first quarter of 2003 compared to the first quarter of 2002. Durel's sales to the automotive segment were up as anticipated, and shipments for cell phones were better than expected.

The effective tax rate used in the first quarter of 2003 and 2002 was 25%. The tax rate has continued to benefit from foreign tax credits, research and development credits, nontaxable foreign sales income, and most recently a reduction in the statutory tax rate in Belgium.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased during the first quarter by approximately $1.3 million due primarily to dividends from the Rogers Inoac Corporation joint venture and additional proceeds received for the MCD divestiture, partially offset by capital expenditures in the quarter.

Trade receivables were up from the 2002 year-end due to the increased revenues in the quarter. Inventories and current liabilities were relatively flat with the 2002 year-end levels.

Net cash used by operating activities in the first three months of 2003 totaled $0.1 million. This compares with $3.6 million used by operations for the comparable 2002 period. This difference is primarily attributable to higher net income in 2003 offset by an increase in trade receivables from the fourth quarter of 2002.

In 2003, investments in capital equipment totaled $3.7 million in the first quarter and are expected to approach $25.0 million for the year. In 2002, capital expenditures in the first quarter were $2.5 million and finished at $22.3 million for the year.

Management believes that cash on hand, and internally generated funds will be sufficient to meet the near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50 million, or the equivalent in certain other foreign currencies. There were no borrowings at March 30, 2003 under this agreement.

In addition to the revolving credit agreement above, Rogers N.V., a Belgian subsidiary of the Company, has an unsecured revolving credit agreement with a European bank. Under this arrangement Rogers N.V. can borrow up to 6.2 million Euro. There were no borrowings at March 30, 2003 under this agreement.

RESTRUCTURINGS

In 2002, the Company incurred restructuring charges of $2,150,000. These charges were associated solely with the severance benefits for 62 employees of which 48 had been terminated prior to the 2002 year-end. The remaining employees were notified prior to year-end. The separation date of these residual employees will occur on varied dates in 2003. These workforce reductions were initiated in order to appropriately align resources with the Company's business requirements, given varied ongoing operational initiatives, including non-strategic business unit consolidations, plant rationalizations, outsourcing low value production and/or moving it to lower production cost environments, and support function reorganizations to streamline administrative activities. As of March 30, 2003, the balance in the accrual for these charges was $1,200,000. Management believes, based on current estimates, the residual provision will be adequate to cover the future costs of these restructuring activities. The following table summarizes activities related to the provision for the first three months ended.

                     (Dollars in Thousands)

                     Balance in Provision at December 29, 2002                     $1,600,000
                     Less Payments made for Severance Benefits                       (400,000)
                     Adjustments/Additional Provisions                                     --
                                                                                  -----------
                     Balance in Provision at March 30, 2003                        $1,200,000
                                                                                   ==========

CONTINGENCIES

During the first quarter of 2003, there were no material developments relative to environmental matters or other contingencies (Refer to Note H for ongoing environmental and contingency matters). The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

FORWARD-LOOKING STATEMENTS

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are discussed in greater detail in Rogers' 2002 Form 10-K filed with the Securities and Exchange Commission and incorporated by reference. Such factors could cause actual results to differ materially from those in the forward-looking statements.

ITEM. 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use derivative instruments for trading or speculative purposes. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process primarily uses analytical techniques and sensitivity analysis.

The Company has various borrowing facilities where the interest rates, although not fixed, are relatively low. Currently, an increase in the associated interest rates would not significantly impact interest expense on these facilities as the Company has paid them off in full, thus the Company has no debt.

The fair value of the Company's investment portfolio or the related interest income would not be significantly impacted by either a 100.0 basis point increase or decrease in interest rates due mainly to the size and short-term nature of the Company's investment portfolio and the relative insignificance of interest income to consolidated pretax income.

The Company's largest foreign currency exposure is against the Euro, primarily because of its investments in its ongoing operations in Belgium. In addition to the Euro exposure, commensurate with the Company's growth and expansion in Asia, particularly China, the Company is experiencing an escalation of foreign currency exposure against the currencies in countries such as China, Japan, Taiwan, Korea, and Singapore. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. The Company can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable.

ITEM 4.  CONTROLS AND PROCEDURES

a. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

b. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is currently involved as a potentially responsible party ("PRP") in two cases involving waste disposal sites, both of which are Superfund sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2,600,000 in prior years. Prior to 2003, $2,300,000 was charged against this provision. In the first quarter of 2003, expenses of $100,000 have been charged against the provision. The remaining reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

        (b) There were no reports on Form 8-K filed for the three months ended March 30, 2003.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ROGERS CORPORATION
                                  (Registrant)



                                /s/ James M. Rutledge
                                ----------------------------------
                                James M. Rutledge
                                Vice President, Finance and
                                Chief Financial Officer


Dated:  May 2, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           /s/ Walter E. Boomer
           -------------------
           Walter E. Boomer
           Chairman of the Board of Directors and Chief Executive Officer May 2, 2003



CERTIFICATION

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           /s/ James M. Rutledge
           --------------------
           James M. Rutledge
           Vice President, Finance and Chief Financial Officer
           May 2, 2003

Exhibit  99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rogers Corporation (the "Company") on Form 10-Q for the period ending March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter E. Boomer, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           /s/ Walter E. Boomer
           -------------------
           Walter E. Boomer
           Chairman of the Board of Directors and Chief Executive Officer May 2, 2003

Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rogers Corporation (the "Company") on Form 10-Q for the period ending March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Rutledge, Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ James M. Rutledge
---------------------
James M. Rutledge
Vice President, Finance and Chief Financial Officer
May 2, 2003