Form 10-K/A
period 2002-12-29
ROGERS CORP
filed 2003-06-25
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               ----------------------------    -----------------

Commission file number 1-4347


                               ROGERS CORPORATION
             [Exact name of Registrant as specified in its charter]


       Massachusetts                                           06-0513860
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

       One Technology Drive
       P.O. Box 188
       Rogers, Connecticut                                      06263-0188
(Address of principal executive offices)                        (Zip Code)

                                 (860) 774-9605
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
       Title of each class                          which registered
       -------------------                   --------------------------------
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
           Yes       X        No
               ------------      -----------

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

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K):


     2a Asset Purchase Agreement, dated September 19, 2002, between Rogers Corporation, Perstorp Composites Holding B.V., and Vyncolit North America Inc. for the divestiture of the Moldable Composites Division, was filed as Exhibit 2a to the 2002 Form 10-K.

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

     3i By-Laws of the Company as amended on March 28, 1991, September 10, 1991, June 22, 1995, April 25, 2002 and June 19, 2002. The March 29,
           1991, September 10, 1991 and June 22, 1995, amendments were filed as
           Exhibit 3i the 1995 Form 10-K*. The April 25, 2002 and June 19, 2002 amendments were filed as Exhibit 3i to the 2002 Form 10-K*.

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

    10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996, December 21, 1999 and October 7, 2002). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10e to the 2002 Form 10-K*.

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

   10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999 and October 7, 2002). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively. The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10i to the 2002 Form 10-K*.

   10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999 and October 7, 2002). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10j to the 2002 Form 10-K*

   10k Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000 and October 7, 2002). The April 4, 2000 amendment was file as Exhibit 10k to the 2000 Form 10-K*. The October 7, 2002 amendment was file as
           Exhibit 10k to the 2002 Form 10-K*.

   10l Rogers Corporation 1998 Stock Incentive Plan (1998, as amended September 9, 1999, December 21, 1999, October 10, 2001 and November 7, 2002).** The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*. The October 10, 2001 and November 7, 2002 amendments were filed as
           Exhibit 10l to the 2002 Form 10-K*.

   10m Multicurrency Revolving Credit Agreement dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*.

   10n Rogers Corporation Executive Supplemental Agreement** for the Chairman of the Board and Chief Executive Officer, dated December 5, 2002 was filed as Exhibit 10n to the 2002 Form 10-K.*

   13 Portions of the Rogers Corporation 2002 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

   21      Subsidiaries of the Registrant.

   23      Consent of Independent Auditors.

   29a     Rogers Corporation Form 11-K (RESIP)

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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


                   For the fiscal year ended December 31, 2002




                  ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                  -------------------------------------------
                            (Full title of the plan)


                               ROGERS CORPORATION
                               ------------------
          (Name of issuer of the securities held pursuant to the plan)


                                  P.O. Box 188
                              One Technology Drive
                         Rogers, Connecticut 06263-0188
                    (address of principal executive offices)

Audited Financial Statements

ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

December 31, 2002



Report of Ernst & Young LLP, Independent Auditors......................................1
Statements of Net Assets Available for Benefits........................................2
Statements of Changes in Net Assets Available for Benefits.............................3
Notes to Financial Statements..........................................................4
Schedule H, Line 4i - Schedule of Assets (Held at End of Year).........................8
Consent of Independent Auditors........................................................9

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Rogers Employee Savings and
     Investment Plan Committee and Participants
Rogers Corporation


We have audited the accompanying statements of net assets available for benefits of Rogers Employee Savings and Investment Plan as of December 31, 2002 and 2001, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2002 and 2001, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2002, is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                           ERNST & YOUNG LLP


Providence, Rhode Island
May 2, 2003

                   Rogers Employee Savings and Investment Plan

                 Statements of Net Assets Available for Benefits



                                                                                                December 31
                                                                                         2002                 2001
                                                                                 ------------------------------------------
Assets:

Investments (Note C):
   At fair value                                                                        $24,595,402          $29,370,214
   At contract value                                                                     24,141,644           23,484,217
Participant notes receivable                                                              1,163,753            1,154,864
                                                                                 ------------------------------------------
Net assets available for benefits                                                       $49,900,799          $54,009,295
                                                                                 ==========================================


See notes to financial statements.

                   Rogers Employee Savings and Investment Plan

           Statements of Changes in Net Assets Available for Benefits



                                                                                                Year ended December 31
                                                                                                2002                2001
                                                                                        ----------------------------------------
Additions:
 Interest                                                                                      $1,149,780           $1,133,018

Contributions:
   Participant                                                                                  3,623,452            4,260,045
   Employer                                                                                       813,485              902,956
                                                                                        ----------------------------------------
                                                                                                4,436,937            5,163,001
                                                                                        ----------------------------------------
Total additions                                                                                 5,586,717            6,296,019
                                                                                        ----------------------------------------

 Deductions:
Distributions to participants                                                                   2,599,293            1,514,996
Net depreciation in fair value of investments (Note C)                                          7,090,027            7,952,588
Administrative expenses                                                                             5,893               11,035
                                                                                        ----------------------------------------
Total deductions                                                                                9,695,213            9,478,619
                                                                                        ----------------------------------------
Net decrease                                                                                   (4,108,496)          (3,182,600)

Net assets available for benefits:
   Beginning of year                                                                           54,009,295           57,191,895
                                                                                        ----------------------------------------
   End of year                                                                                $49,900,799          $54,009,295
                                                                                        ========================================


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                   ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN

                     Years Ended December 31, 2002 and 2001


NOTE A--DESCRIPTION OF THE PLAN

The Rogers Employee Savings and Investment Plan (the Plan or RESIP) is a contributory defined contribution plan covering all regular U.S. employees who have completed at least one month of continuous service. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Participants may contribute up to the lesser of $11,000 in 2002 and $10,500 in 2001, 18% of their annual compensation, or highly compensated limitations mandated by non-discrimination testing.

All participants, except those in collective bargaining units, are eligible to receive matching Company contributions. The Company may contribute any factor from 0% to 50% of each participant's contribution, as determined by the Board of Directors. The Company contributed 50% of the first 5% of each participant's annual compensation in 2002 and 2001. The matching Company contribution is invested in Company stock. Effective March 1, 2002, the employer matching contribution is no longer restricted to the Company stock fund. This change applies to past and future employer matching contribution.

Participants may borrow from their fund accounts a minimum of $1,000 and to a maximum equal to the lesser of $50,000 subject to certain IRS restrictions, or 50 percent of their vested account balance. Loan terms range from one month to five years or up to fifteen years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined periodically by the Plan administrator. Principal and interest are paid ratably through payroll deductions.

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

The investments in CIGNA's Guaranteed Long-Term Fund are valued at contract value as estimated by CIGNA, which approximates market. Contract value represents contributions made under the contract plus interest at the contract rate, less funds used to pay termination benefits, in-service withdrawals, and to pay for the insurance company's administrative expenses. The interest rate for CIGNA's guaranteed long-term fund is determined twice a year and is guaranteed not to change for six months. The average interest rate was 4.58% for 2002 and 5.60% for 2001. The gross average crediting interest rate was 5.28% for 2002 and 6.30% in 2001.

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

NOTE C--INVESTMENTS

The following presents investments that represent five percent or more of the Plan's net assets.

                                                                                                       December 31
                                                                                                2002                 2001
                                                                                        ------------------------------------------

CIGNA Charter Guaranteed Long-Term Fund                                                       $24,141,644          $23,484,217

Fidelity Equity-Income II Account                                                               4,644,072            5,510,162

Janus Worldwide Account                                                                                 -            2,748,419

Rogers Stock Fund                                                                              10,668,065           13,788,773


                          NOTES TO FINANCIAL STATEMENTS

                   ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                   (continued)

NOTE C--INVESTMENTS (continued)

During 2002 and 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value as follows:

                                                                                               2002                 2001
                                                                                       ------------------------------------------

           Equity Funds                                                                      $(3,369,438)         $(2,857,015)
           Rogers Stock Fund                                                                  (3,720,589)          (5,095,573)
                                                                                       ------------------------------------------
                                                                                             $(7,090,027)         $(7,952,588)
                                                                                       ==========================================

NOTE D--TRANSACTIONS WITH PARTIES-IN-INTEREST

During the years ended December 31, 2002 and 2001, the Plan entered into the following transactions with parties-in-interest:

                                                                                        December 31

                                                                        2002                                   2001
                                                        -------------------- ----------------- ------------------- -----------------
                                                              Shares              Amount             Shares             Amount
                                                        -------------------- ----------------- ------------------- -----------------
Rogers Corporation:
Purchases of capital stock                                       95,238.813   $2,437,101               86,256.149       $2,687,391
Sales of capital stock, at market value                          67,832.729    1,837,220              114,385.704        3,686,395


NOTE E--INCOME TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated October 16, 2002, that the Plan qualifies under Section 401(a) of the Internal Revenue Code (IRC) and is, therefore, not subject to tax under present income tax law. Subsequent to this issuance of the determination letter, the Plan was amended. Once qualified, the Plan, as amended, is required to operate in conformity with the IRC to maintain its qualification. The RESIP Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

                              Supplemental Schedule





                                         SCHEDULE H, LINE 4i SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                                                       EIN NO: 06-0513860 PLAN NO: 006
                                                 ROGERS EMPLOYEE SAVINGS AND INVESTMENT PLAN
                                                              December 31, 2002


                                                                            Description of Invest-
                                                                            ment Including Maturity
                             Identity of Issue                              Date, Rate of Interest,            Current
                                or Borrower                                  Par or Maturity Value              Value
                  -----------------------------------------------------------------------------------------------------------
                  Equity Funds
                  CIGNA Pooled Separate Accounts:*

                    SA-FTF - Small Cap Growth/TimesSquare             93,159.198 units of participation        $   1,175,180

                    SA-55P - Fidelity Equity-Income II Account        126,004.923 units of participation           4,644,072

                    SA-55DZ  - Janus Adviser Balanced Account         11,819.238 units of participation              288,266

                    SA-B - S&P 500 Index                              36,265.856 units of participation            1,769,173

                    SA-55EV - Janus Worldwide Account                 44,837.286 units of participation            1,903,049

                    SA-CG - Large Cap Growth/Goldman Sachs            112,891.106 units of participation             922,523

                    SA-MCG - Mid Cap Blend/Cadence                    76,575.237 units of participation              687,335

                   SA-MV1 - Mid Cap Value/Wellington Mgmt             55,871.203 units of participation              567,248

                    SA-55E2 - International Equity
                           Account/Lazard                             20,565.789 units of participation              266,515

                    SA-BSC - Small Cap Value/Berger                   79,112.177 units of participation            1,166,056

                    SA-MG1 - Mid Cap Growth/Artisan Partners          49,503.525 units of participation              335,845

                    SA-L1A - CIGNA Lifetime 20                        52.052 units of participation                      532

                    SA-L2A - CIGNA Lifetime 30                        1,368.117 units of participation                14,533

                    SA-L3A - CIGNA Lifetime 40                        9,965.224 units of participation               105,847

                    SA-L4A - CIGNA Lifetime 50                        1,902.450 units of participation                21,032

                    SA-L5A - CIGNA Lifetime 60                        5,023.568 units of participation                60,131
                                                                                                          -------------------
                                                                                                                  13,927,337
                  Fixed Income Fund
                   CIGNA Charter Guaranteed Long-Term Fund*           601,938.185 units of participation          24,141,644

                  Rogers Stock Fund
                      Rogers Corporation* - Common Stock              479,463.583 shares                          10,668,065

                  Loan Fund                                           Participant loans, interest from
                  ----------------------------------------
                    Participant loans *                               4.75% to 10.0%                               1,163,753
                                                                                                          -------------------
                                                                                                          -------------------
                                                                                                               $  49,900,799
                                                                                                          ===================

                  * Indicates party-in-interest to the Plan.

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-84992, 33-15119, 33-21121, 33-38219, 33-64314, 33-44087, 33-53353,
333-14419, 333-42545, 333-50901, and 333-59634) pertaining to the Rogers
Employee Savings and Investment Plan of Rogers Corporation of our report dated May 2, 2003, with respect to the financial statements and schedule of the Rogers Employee Savings and Investment Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2002.



                                                             ERNST & YOUNG LLP


Providence, Rhode Island
June 20, 2003