Form 10-Q
period 2003-06-29
ROGERS CORP
filed 2003-08-13
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                             to
                                          -----------------   ---------------


Commission file number 1-4347


                               ROGERS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Massachusetts                                             06-0513860
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut           06263-0188
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (860) 774-9605
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes      X         No
                                    --------             ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes      X         No
                                    --------             ---------


The number of shares outstanding of the Registrant's classes of common stock as of July 27, 2003:

                 Capital Stock, $1 Par Value - 16,131,687 shares

                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                                    FORM 10-Q
                                  June 29, 2003


                                      INDEX


                                                                                                             Page No.
                                                                                                             --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Condensed Statements of Income                                                                                 3

      Condensed Statements of Financial Position                                                                   4-5

      Condensed Statements of Cash Flows                                                                             6

      Supplementary Notes                                                                                         7-13

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                        13-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                 16

Item 4.  Controls and Procedures                                                                                 16-17

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                          18

Item 6.  Reports on Form 8-K                                                                                        19

Signatures                                                                                                          19

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                         20-25





                         PART I - FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                         CONDENSED STATEMENTS OF INCOME
               (Dollars in Thousands Except for Per Share Amounts)


                                                                        Three Months Ended:             Six Months Ended:
                                                                        -------------------             ----------------
                                                                             (Unaudited)                    (Unaudited)
                                                                             -----------                     ---------
                                                                     June 29,           June 30,    June 29,           June 30,
                                                                        2003               2002        2003               2002
                                                                        ----               ----        ----               ----


Net Sales                                                            $49,159             $57,330    $101,037            $111,888

  Cost of Sales                                                       34,433              39,634      69,823              77,949
  Selling and Administrative Expenses                                  9,115              10,099      18,816              20,208
  Research and Development Expenses                                    2,810               3,640       5,648               7,105
                                                                       -----              ------       -----             -------
Total Costs and Expenses                                              46,358              53,373      94,287             105,262
                                                                      ------              ------      ------             -------

Operating Income                                                       2,801               3,957       6,750               6,626

Other Income less Other Charges                                        4,092               2,173       7,720               4,780
Interest Income (Expense), Net                                            56                (89)         131                (186)
                                                                       -----             -------      ------             -------

Income Before Income Taxes                                             6,949               6,041      14,601              11,220

Income Taxes                                                           1,737               1,510       3,650               2,805
                                                                       -----               -----       -----               -----

Net Income                                                            $5,212              $4,531    $ 10,951             $ 8,415
                                                                      ======              ======    ========             =======

Net Income Per Share:
  Basic                                                               $ 0.33              $ 0.29      $ 0.70              $ 0.54
                                                                      ======              ======      ======              ======
  Diluted                                                             $ 0.32              $ 0.28      $ 0.68              $ 0.52
                                                                      ======              ======      ======              ======


The accompanying notes are an integral part of the condensed financial statements.





                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         June 29,                 December 29,
                                                                                         --------                 ------------
                                                                                             2003                        2002
Current Assets:                                                                              ----                        ----

  Cash and Cash Equivalents                                                               $32,640                     $22,300

  Short-term Investments                                                                       --                       6,628

  Accounts Receivable, Net                                                                 33,385                      32,959

  Accounts Receivable, Joint Ventures                                                       1,184                       1,414

  Note Receivable, Current                                                                  2,100                          --

  Inventories:
      Raw Materials                                                                         4,902                       5,525
      In-Process and Finished                                                              12,982                      12,544
                                                                                           ------                      ------
         Total Inventories                                                                 17,884                      18,069

  Current Deferred Income Taxes                                                             4,985                       4,985

  Other Current Assets                                                                      1,482                       1,320
                                                                                            -----                       -----

         Total Current Assets                                                              93,660                      87,675

Note Receivable, Long-Term                                                                  9,900                      12,000

Property, Plant and Equipment, Net of
   Accumulated Depreciation of
   $98,633 and $90,285                                                                    103,292                      99,883

Investment in Unconsolidated Joint Ventures                                                24,004                      21,860

Pension Asset                                                                               8,951                       8,951

Goodwill and Other Intangibles, Net                                                        22,201                      22,204

Other Assets                                                                                5,400                       5,128
                                                                                            -----                       -----

         Total Assets                                                                   $ 267,408                    $257,701
                                                                                        =========                    ========



The accompanying notes are an integral part of the condensed financial statements.




                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
             CONDENSED STATEMENTS OF FINANCIAL POSITION - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                              June 29,               December 29,
                                                                                              -------                -----------
                                                                                                 2003                       2002
Current Liabilities:                                                                             ----                       ----

   Accounts Payable                                                                            $ 8,436                  $ 10,125
   Accrued Employee Benefits and Compensation                                                    8,838                    10,414
   Accrued Income Taxes Payable                                                                 11,533                     8,249
   Taxes, Other than Federal and Foreign Income                                                    913                       542
   Other Accrued Liabilities                                                                     5,520                     5,450
                                                                                                 -----                     -----
           Total Current Liabilities                                                            35,240                    34,780

Noncurrent Deferred Income Taxes                                                                 8,529                     8,308

Noncurrent Pension Liability                                                                    17,119                    22,658

Noncurrent Retiree Health Care and Life
    Insurance Benefits                                                                           6,197                     6,197

Other Long-Term Liabilities                                                                      2,073                     2,720

Commitments and Contingencies                                                                       --                        --

Shareholders' Equity:

   Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued
        Shares 16,075,478 and 15,856,748                                                        16,075                    15,857
   Additional Paid-In Capital                                                                   37,975                    36,600
   Retained Earnings                                                                           159,003                   148,045
    Accumulated Other Comprehensive Loss                                                       (2,369)                   (4,693)
    Treasury Stock (346,836 and 360,487 shares, at cost)                                      (12,434)                  (12,771)
                                                                                              --------                  --------

           Total Shareholders' Equity                                                          198,250                   183,038
                                                                                               -------                   -------

           Total Liabilities and Shareholders' Equity                                         $267,408                 $ 257,701
                                                                                              ========                 =========


The accompanying notes are an integral part of the condensed financial statements.




                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                     Six Months Ended:
                                                                                                     -----------------
                                                                                                        (Unaudited)
                                                                                                        -----------
                                                                                                June 29,        June 30,
OPERATING ACTIVITIES:                                                                              2003            2002
--------------------                                                                               ----            ----
Net Income                                                                                      $10,951          $8,415
Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                               7,027           7,175
      Equity in Undistributed Income of Unconsolidated Joint Ventures, Net                      (3,815)         (3,755)
      Loss on Disposition of Assets                                                                 250              --
      Changes in Operating Assets and Liabilities:
          Accounts Receivable                                                                   (3,688)         (4,914)
          Accounts Receivable, Joint Ventures                                                       215           3,282
          Inventories                                                                               659           1,293
          Other Current Assets                                                                     (95)           (423)
          Accounts Payable and Accrued Expenses                                                    (69)           4,987
          Noncurrent Pension and Postretirement Benefits                                        (5,538)         (3,026)
          Other, Net                                                                              (749)           (841)
                                                                                                  -----           -----

            Net Cash Provided by Operating Activities                                             5,147          12,193

INVESTING ACTIVITIES:
---------------------
Capital Expenditures                                                                            (8,266)         (6,604)
Acquisition of Business                                                                              --         (8,000)
Divestiture of Business                                                                           3,268              --
Short-term Investments                                                                            6,628              --
Investment in Unconsolidated Joint Ventures and Affiliates                                        1,633           2,962
                                                                                                  ------          -----

            Net Cash Provided by (Used in) Investing Activities                                   3,263        (11,642)

FINANCING ACTIVITIES:
---------------------
Proceeds from Short - and Long-Term Borrowings                                                       10           3,966
Repayments of Debt Principal                                                                         --         (2,105)
Repayment of Life Insurance Debt                                                                     --         (3,081)
Proceeds from Disposition of Treasury Stock                                                         258             214
Proceeds from Sale of Capital Stock, Net                                                          1,492             524
                                                                                                  -----           -----

            Net Cash Provided by (Used in) Financing Activities                                   1,760           (482)

Effect of Exchange Rate Changes on Cash                                                             170            (43)
                                                                                                  -----           -----

Net Increase in Cash and Cash Equivalents                                                        10,340              26

Cash and Cash Equivalents at Beginning of Year                                                   22,300          20,891
                                                                                                 ------          ------

Cash and Cash Equivalents at End of Quarter                                                    $ 32,640        $ 20,917
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

B. Rogers effective tax rate was 25% for the first six months of 2003 and 2002. The effective tax rate continues to be lower than the statutory rate due to significant tax benefits including nontaxable foreign sales income and foreign tax and research and development credits. Income taxes paid were $498,000 and $374,000 in the first six months of 2003 and 2002, respectively.

C. Comprehensive income, net of related tax, for the three and six-month periods ended June 29, 2003 and June 30, 2002 are as follows:


                                                                           Three Months                        Six Months
                                                                              Ended:                             Ended:
                                                                  ------------------------------    --------------------------------
       (Dollars In Thousands)                                        June 29,        June 30,            June 29,        June 30,
                                                                       2003            2002                2003            2002
                                                                  ------------------------------    --------------------------------

       Net income                                                  $   5,212       $   4,531           $ 10,951        $    8,415
       Foreign currency translation adjustments                        1,477            (336)             2,324             2,303
                                                                  ------------------------------    --------------------------------

            Comprehensive Income                                   $   6,689        $  4,195          $  13,275        $   10,718
                                                                  ==============================    ================================

Accumulated balances related to each component of Other Comprehensive Loss were as follows:

                                                                                         June 29,                 December 29,
                                                                                            2003                       2002
                                                                                  -----------------------    -----------------------

        Foreign currency translation adjustments                                         $ 5,369                          $ 3,045
        Minimum pension liability                                                         (7,738)                          (7,738)
                                                                                          -------                          -------

            Accumulated Other Comprehensive Loss                                        $ (2,369)                         $ (4,693)
                                                                                        =========                         =========

D. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" for the three and six month periods ended:


                                                                       Three Months Ended:                  Six Months Ended:
                                                                 -------------------------------     ------------------------------

         (In Thousands, Except Per Share                            June 29,        June 30,            June 29,        June 30,
              Amounts)                                                 2003            2002                2003            2002
                                                                 ------------------------------     ------------------------------
         Numerator:
               Net income                                         $    5,212       $    4,531          $  10,951        $    8,415

         Denominator:
               Denominator for basic earnings per share -
               weighted average shares
                                                                      15,742          15,487              15,647            15,445

               Effect of stock options                                   563             614                 515               631
                                                                 ------------------------------     -------------------------------

               Denominator for diluted earnings per share -
               adjusted weighted average shares and assumed
               conversions                                            16,305           16,101             16,162            16,076
                                                                 ===============================    ===============================

         Basic earnings per share                                 $     0.33       $     0.29        $      0.70       $      0.54
                                                                 ===============================    ===============================

         Diluted earnings per share                               $     0.32       $     0.28        $      0.68       $      0.52
                                                                 ===============================    ===============================

E. Under various plans, the Company may grant stock and stock options to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation costs for stock options are generally not reflected in net income as each option granted under the plans had an exercise price equal to market value of the underlying common stock on the date of the grant. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in the three and six months ended, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the three and six month periods ended would have been reduced to the pro forma amounts indicated below.








                                                                      Three Months Ended:                   Six Months Ended:
                                                               ---------------------------------    --------------------------------

         (In Thousands, Except Per Share                              June 29,          June 30,          June 29,        June 30,
             Amounts)                                                   2003              2002              2003            2002
                                                               ----------------------------------   -------------------------------

         Net income, as reported                                          $5,212          $4,531             $10,951         $8,415
         Less:  Total stock-based
                compensation expense
                determined under Black-
                Scholes option pricing model,
                net of related tax effect
                                                                                                               1,281          1,156
                                                                             636             567

         Pro Forma net income                                              4,576           3,964               9,670          7,259

         Basic earnings per share:
           As Reported                                                    $ 0.33          $ 0.29              $ 0.70         $ 0.54
           Pro Forma                                                        0.29            0.26                0.62           0.47

         Diluted earnings per share:
           As Reported                                                    $ 0.32          $ 0.28              $ 0.68         $ 0.52
           Pro Forma                                                        0.28            0.25                0.60           0.45


         The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years, due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

F. The table below conveys information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":


                                                                      High             Printed            Polymer
         (Dollars in Millions)                                    Performance          Circuit          Materials &          Total
                                                                     Foams            Materials          Components
         --------------------------------------------------------------------------------------------------------------------------
         Three months ended June 29, 2003
              Net Sales                                              $17.1               $22.0             $10.1              $49.2
              Operating Income (Loss)                                  2.5                 0.9              (0.6)               2.8
         Three months ended June 30, 2002
              Net Sales                                              $17.8               $20.0             $19.5              $57.3
              Operating Income                                         2.7                 0.3               1.0                4.0
         Six months ended June 29, 2003
              Net Sales                                              $34.3               $46.2             $20.5             $101.0
              Operating Income (Loss)                                  4.6                 3.5              (1.3)               6.8
         Six months ended June 30, 2002
              Net Sales                                              $33.5               $39.5             $38.9             $111.9
              Operating Income                                         4.3                 0.6               1.7                6.6


         Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the sales data in the previous table.

G. The Company has four joint ventures, each 50% owned, which are accounted for by the equity method. Equity income of $3,950,000 and $3,870,000 for the first six months ended in 2003 and 2002, respectively, is included in other income less other charges on the condensed statements of income. Each of the joint ventures is described below:

                Joint Venture                          Location                  Business Segment

                Durel Corporation                      U.S.                      Polymer Materials and Components

                Rogers Inoac Corporation               Japan                     High Performance Foams

                Polyimide Laminate                     U.S.                      Printed Circuit Materials
                Systems, LLC

                Rogers Chang Chun                      Taiwan                    Printed Circuit Materials
                Technology Co., Ltd.

         The summarized financial information for these joint ventures is included in the following table for the first six months ended of each year shown. Note that there is a difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures due primarily to three factors. First, the Company's major initial contribution to two joint ventures was technology that was valued differently by the joint ventures than it was on the Company's books. Secondly, one of the joint ventures had a negative retained earnings balance for a period of time. Lastly, the translation of foreign currency at current rates differs from that at historical rates. Correspondingly, there is a difference between the Company's recorded income from unconsolidated joint ventures and a 50% share of the income of those joint ventures.


                                                               2003                           2002
                                                       ----------------------        ------------------------
         Net Sales                                               $61,070,000                     $59,946,000
         Gross Profit                                             22,157,000                      21,366,000
         Net Income                                                7,461,000                       7,625,000

Sales made to unconsolidated joint ventures by the Company were immaterial in all periods presented above.


H. The following table sets forth the significant components of other income less other charges for the first three and six months ended of 2003 and 2002.

                                                                           Three Months                        Six Months
                                                                              Ended:                             Ended:
                                                                  ------------------------------     -------------------------------

       (Dollars In Thousands)                                        June 29,        June 30,            June 29,        June 30,
                                                                       2003            2002                2003            2002
                                                                  ------------------------------     ------------------------------

       Joint venture equity income                                $    2,385         $   2,810         $    5,713        $   5,394
       Royalties                                                       1,512               197              2,442              584
       Other income/(expense)                                            195             (834)               (435)          (1,198)
                                                                  ----------       -----------       -------------     -----------
            Total other income                                      $  4,092         $  2,173           $   7,720        $   4,780

I. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

         The Company is currently involved as a potentially responsible party ("PRP") in three active cases involving waste disposal sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

         In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2,600,000 in prior years. Prior to 2003, $2,300,000 was charged against this provision. In the first six months of 2003, expenses of $125,000 have been charged against the provision. The remaining reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

J. In 2002, the Company incurred restructuring charges of $2,150,000. These charges were associated solely with the severance benefits for 62 employees of which 48 had been terminated prior to the 2002 year-end. The remaining employees were notified prior to year-end. The separation date of these residual employees occurred on varied dates in the first half of 2003. These workforce reductions were initiated in order to appropriately align resources with the Company's business requirements, given varied ongoing operational initiatives, including non-strategic business unit consolidations, plant rationalizations, outsourcing low value production and/or moving it to lower production cost environments, and support function reorganizations to streamline administrative activities. As of June 29, 2003, the balance in the accrual for these charges was $1,000,000. Management believes, based on current estimates, the residual provision will be adequate to cover the future costs of these restructuring activities. The following table summarizes activities related to the provision for the first six months ended.

         Balance in Provision at December 29, 2002                   $1,600,000
         Less Payments made for Severance Benefits                     (600,000)
         Adjustments/Additional Provisions                                   --

         Balance in Provision at June 29, 2003                      $ 1,000,000
                                                                    ===========

K. As of December 31, 2001 (fiscal year 2002), the Company acquired certain assets of the high performance foam business of Cellect LLC ("Cellect") for approximately $10,000,000 in cash, plus a potential earn-out in five years based upon performance. While there is no contractual limitation on the earn-out, the actual earn-out will be determined and affected by the sales and profitability growth through 2006 as compared to the base year of 2001. The assets acquired included intellectual property rights and machinery and equipment for portions of the Cellect plastomeric and elastomeric high performance polyolefin foam business. The acquisition was accounted for as a purchase pursuant to SFAS No.141, "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

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

L. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company is in the final stages of reviewing the new accounting standard and its own operations and joint ventures to determine the impact, if any, and the appropriate reporting. In accordance with the standard, any required reporting and disclosure changes will be addressed in the third quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, legal proceedings, and the like, are discussed in greater detail in Rogers' 2002 Form 10-K filed with the Securities and Exchange Commission and incorporated by reference. Such factors could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS AND SEGMENT ANALYSIS
------------------------------------------

Net sales of $49.2 million and $101.0 million in the second quarter and first half of 2003 were down 14% and 10%, respectively compared to $57.3 million and $111.9 million in the same periods of 2002. These decreases are primarily attributable to the MCD divestiture in November of 2002. The Company's 50% owned, unconsolidated joint ventures had total revenues in the second quarter and first half of 2003 of $27.0 million and $61.0 million, respectively. Adding 50% of these joint venture sales to the Company's net sales, which the Company defines as Combined Sales, were $62.7 million for the second quarter of 2003 compared to $73.1 million reported in the second quarter of 2002 (see the non-GAAP measure reconciliation below for combined sales). Combined Sales decreased compared to the second quarter of 2002 because of the divestiture of MCD, along with a decline in sales at Durel Corporation, the largest of Rogers' joint ventures. However, on a year-to-date basis, revenues across most of the Company's product lines and joint ventures improved from the prior year with strong sales into key market niches.

       (Dollars in Thousands)                                  Second Quarter                First Six Months
                                                         ----------------------------------------------------
                                                             2003          2002             2003          2002
                                                         -------------------------     ---------------------------
       Net Sales, as reported in this report and in         $49.2             $57.3           $101.0     $111.9
           accordance with generally acceptable
           accounting principles
       50% of Rogers' Joint Venture Sales                    13.5              15.8             30.5       29.6
                                                             ----              ----             ----       ----
       Combined Sales                                       $62.7             $73.1           $131.5      $141.8
                                                            =====             =====           ======      ======

Sales of Printed Circuit Materials for the second quarter and first half totaled $22.0 million and $46.2 million, respectively, an increase of 10% and 17% respectively compared to similar periods in 2002. Revenue growth was driven by strong sales of high frequency laminates into the satellite television and cellular base station infrastructure markets as well as flexible laminates for disk drive applications and increased penetration into cellular telephone handsets.

High Performance Foam sales were $17.1 million and $34.3 million for this year's second quarter and first half, down about 4% and up about 3% respectively from comparable periods in 2002. High performance urethane materials used in cell phones were strong as the Company continues to gain design wins in more models; however, weakness on the consumer side of the business, as well as in aerospace and chip packaging, caused a slight decline in total revenues.

Sales of Polymer Materials and Components totaled $10.1 million and $20.5 million, respectively for the second quarter and first half of 2003, a decrease of 48% and 47% respectively as compared to the prior year comparable periods. Sales of power distribution components grew over last year driven in part by a European application in DSL, a system that moves network data over phone lines at high speeds. This increase, however, was more than offset by a significant decline in the office equipment roller business and by the impact of the MCD divestiture.

Second quarter 2003 net income was $5.2 million and diluted earnings per share were $.32, as compared to $4.5 million in net income and $.28 in diluted earnings per share earned in last year's second quarter. The increase was due mostly to revenue growth in Rogers' higher margin businesses, increased royalties, and strong focus on cost management.

Manufacturing profit as a percentage of sales was 30% and 31% in the second quarter and first half of 2003, respectively, as compared to 31% and 30% in comparable periods of 2002. The impact of higher revenues in Rogers' higher margin businesses coupled with productivity improvements continues to drive stronger manufacturing margins; however, the gains have been reduced by the start up costs associated with plant openings in China, Belgium, and Carol Stream, Illinois, particularly in the second quarter of 2003. These start up costs will most likely continue at varying levels through the balance of the year.

Selling and administrative expenses for the second quarter and first half of 2003 were down in total dollars as compared to similar periods in 2002, but fairly consistent as a percentage of sales. The decrease in total expenses was a result of continued cost management and reduction in overhead commensurate with the MCD divestiture.

Research and development expenses for the second quarter and first half were also lower than the comparable periods in 2002. This decrease is due to timing of developmental projects and the divestiture of MCD; however, as a percentage of sales, they are comparable with the prior year and generally in line with the Company's annual investment target.

Other income was up substantially for the second quarter and the first half, as compared to 2002. The increase is due primarily to increased royalties, principally associated with the intellectual property license entered into in connection with the divestiture of MCD. Rogers' four joint ventures in total had a favorable first six months; however, the total revenues attributable to Rogers' joint ventures decreased by 14% compared to last year's second quarter. Durel's revenues were lower in the second quarter due to the continuing shift to color displays for cellular telephones, which cannot utilize electroluminescence for backlighting. However, Durel anticipates that its sales should remain relatively level over the next twelve months. Polyimide Laminate Systems sales were essentially unchanged compared to last year's second quarter. Rogers Inoac Corporation realized double digit growth over the previous year's second quarter as it continues to win new designs for its urethane foam materials used as seals and shock absorbing components in mobile phones. Rogers Chang Chun Technologies continued to make progress in the second quarter with two new major design wins.

The effective tax rate used in the second quarter and first half of 2003 and 2002 was 25%. The tax rate has continued to benefit from foreign tax credits, research and development credits, nontaxable foreign sales income, and most recently a reduction in the statutory tax rate in Belgium.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and short-term investments increased during the first half of 2003 by approximately $3.7. The strong cash flow from operations was partially offset by $5.5 million of voluntary pension contributions made by the Company.

Trade receivables were up from the 2002 year-end balance due to the increased revenues in the first half of 2003, as compared to the fourth quarter of 2002. Inventories and current liabilities were relatively comparable with the 2002 year-end levels.

Net cash provided by operating activities in the first half of 2003 totaled $5.1 million. This compares with $12.2 million provided by operations for the comparable 2002 period. Cash provided by operations was lower in the current year due primarily to higher levels of voluntary pension contributions in 2003 and the repayment in 2002 of working capital advances from the Company's joint ventures.

In 2003, investments in capital expenditures totaled $8.2 million in the first half and are expected to approach $25.0 million for the year; primarily associated with the plant expansion in Carol Stream and in China. In 2002, capital expenditures in the first half were $6.6 million and finished at $22.3 million for the year.

Management believes that cash on hand, and internally generated funds will be sufficient to meet the near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50.0 million, or the equivalent in certain other foreign currencies. There were no borrowings at June 29, 2003 under this agreement.

In addition to the revolving credit agreement above, Rogers N.V., a Belgian subsidiary of the Company, has an unsecured revolving credit agreement with a European bank. Under this arrangement Rogers N.V. can borrow up to 6.2 million Euro. There were no borrowings at June 29, 2003 under this agreement.

RESTRUCTURINGS
--------------

In 2002, the Company incurred restructuring charges of $2,150,000. These charges were associated solely with the severance benefits for 62 employees of which 48 had been terminated prior to the 2002 year-end. The remaining employees were notified prior to year-end. The separation date of these residual employees occurred on varied dates in the first half of 2003. These workforce reductions were initiated in order to appropriately align resources with the Company's business requirements, given varied ongoing operational initiatives, including non-strategic business unit consolidations, plant rationalizations, outsourcing low value production and/or moving it to lower production cost environments, and support function reorganizations to streamline administrative activities. As of June 29, 2003, the balance in the accrual for these charges was $1,000,000. Management believes, based on current estimates, the residual provision will be adequate to cover the future costs of these restructuring activities. The following table summarizes activities related to the provision for the first six months ended.


                  Balance in Provision at December 29, 2002                     $1,600,000
                  Less Payments made for Severance Benefits                       (600,000)
                  Adjustments/Additional Provisions                                     --
                                                                                ----------
                  Balance in Provision at June 29, 2003                         $1,000,000
                                                                                ==========

CONTINGENCIES
-------------

During the first half of 2003, there were no material developments relative to environmental matters or other contingencies (Refer to Note H for ongoing environmental and contingency matters). The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is currently involved as a potentially responsible party ("PRP") in three active cases involving waste disposal sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2,600,000 in prior years. Prior to 2003, $2,300,000 was charged against this provision. In the first six months of 2003, expenses of $125,000 have been charged against the provision. The remaining reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

Item 6.       Exhibits and Reports on Form 8-K

         (a)  List of Exhibits:

              Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b)    Reports on Form 8-K filed for the three months ended June 29, 2003

              A form 8-K was filed on July 16, 2003 with respect to the Company's Second Quarter Earnings Release


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


                                   ROGERS CORPORATION
                                  (Registrant)




                                  /s/ James M. Rutledge
                                  ---------------------
                                  James M. Rutledge
                                  Vice President, Finance and
                                  Chief Financial Officer


Dated:  August 13, 2003

--------------------------------------------------------------------------------
                               ROGERS CORPORATION
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

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



         /s/ Walter E. Boomer
         --------------------
         Walter E. Boomer
         Chairman of the Board of Directors and Chief Executive Officer August 13, 2003

--------------------------------------------------------------------------------

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


         /s/ James M. Rutledge
         ---------------------
         James M. Rutledge
         Vice President, Finance and Chief Financial Officer
         August 13, 2003

Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rogers Corporation (the "Company") on Form 10-Q for the period ending June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter E. Boomer, Chairman of the Board of Directors and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


      /s/ Walter E. Boomer
      -------------------
      Walter E. Boomer
      Chairman of the Board of Directors and Chief Executive Officer August 13, 2003

Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Rogers Corporation (the "Company") on Form 10-Q for the period ending June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Rutledge, Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.


/s/ James M. Rutledge
---------------------
James M. Rutledge
Vice President, Finance and Chief Financial Officer
August 13, 2003