Form 10-Q
period 2003-09-28
ROGERS CORP
filed 2003-11-12
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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


The number of shares outstanding of the Registrant's classes of common stock as of October 26, 2003:

                 Capital Stock, $1 Par Value - 16,181,021 shares

                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                                    FORM 10-Q
                               September 28, 2003


                                      INDEX



                                                                                                             Page No.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

      Condensed Statements of Income                                                                                 3

      Condensed Statements of Financial Position                                                                   4-5

      Condensed Statements of Cash Flows                                                                             6

      Supplementary Notes                                                                                         7-13

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                        13-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              16-17

Item 4.  Controls and Procedures                                                                                    17

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       17-18

Item 6.  Reports on Form 8-K                                                                                        18

Signatures                                                                                                          19

Exhibit Index                                                                                                       20

Certifications Pursuant to the Sarbanes-Oxley Act of 2002                                                        21-26



                         PART I - FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                         CONDENSED STATEMENTS OF INCOME
              (Dollars in Thousands Except for Per Share Amounts)


                                                   Three Months Ended:            Nine Months Ended:
                                                       (Unaudited)                    (Unaudited)
                                             --------------------------------------------------------------
                                                   Sept 28,      Sept 29,        Sept 28,         Sept 29,
                                                     2003           2002           2003             2002
                                             --------------------------------------------------------------

Net Sales                                           $56,497         $56,034      $157,534         $167,922

  Cost of Sales                                      37,791          38,571       107,614          116,520
  Selling and Administrative Expenses                10,269           9,568        29,085           29,776
  Research and Development Expenses                   3,484           3,417         9,132           10,522
                                             --------------------------------------------------------------

Total Costs and Expenses                             51,544          51,556       145,831          156,818
                                             --------------------------------------------------------------

Operating Income                                      4,953           4,478        11,703           11,104

Other Income less Other Charges                       3,438           2,435        11,158            7,215
Interest Income (Expense), Net                           48             (71)          179             (257)
                                             --------------------------------------------------------------

Income Before Income Taxes                            8,439           6,842        23,040           18,062

Income Taxes                                         (2,110)         (2,072)       (5,760)          (4,877)
                                             --------------------------------------------------------------

Net Income                                           $6,329          $4,770       $17,280          $13,185
                                             ==============================================================

Net Income Per Share:
  Basic                                               $0.40           $0.31         $1.10            $0.85
                                             ==============================================================
  Diluted                                             $0.39           $0.30         $1.07            $0.82
                                             ==============================================================


The accompanying notes are an integral part of the condensed financial statements.


                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS
                             (Dollars in Thousands)
                                  (Unaudited)



                                                               September 28,     December 29,
                                                                        2003            2002
                                                          ----------------------------------------
Current Assets:

  Cash and Cash Equivalents                                         $35,273               $22,300

  Short-term Investments                                                 --                 6,628

  Accounts Receivable, Net                                           43,480                32,959

  Accounts Receivable, Joint Ventures                                 1,385                 1,414

  Note Receivable, Current                                            2,100                    --

  Inventories:
      Raw Materials                                                   5,423                 5,525
      In-Process and Finished                                        12,712                12,544
                                                          ----------------------------------------
         Total Inventories                                           18,135                18,069

  Current Deferred Income Taxes                                       4,985                 4,985

  Other Current Assets                                                1,663                 1,320
                                                          ----------------------------------------

         Total Current Assets                                       107,021                87,675

Note Receivable, Long-Term                                            9,900                12,000

Property, Plant and Equipment, Net of
   Accumulated Depreciation of
   $101,501 and $90,285                                             104,479                99,883

Investment in Unconsolidated Joint Ventures                          23,145                21,860

Pension Asset                                                         8,951                 8,951

Goodwill and Other Intangibles, Net                                  22,204                22,204

Other Assets                                                          5,394                 5,128
                                                          ----------------------------------------

         Total Assets                                              $281,094              $257,701
                                                          ========================================


The accompanying notes are an integral part of the condensed financial statements.


                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
             CONDENSED STATEMENTS OF FINANCIAL POSITION - CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                       September 28,        December 29,
                                                                                2003               2002
                                                                -----------------------------------------
Current Liabilities:

   Accounts Payable                                                         $10,484              $10,125
   Accrued Employee Benefits and Compensation                                11,516               10,414
   Accrued Income Taxes Payable                                              13,169                8,249
   Taxes, Other than Federal and Foreign Income                                  10                  542
   Other Accrued Liabilities                                                  5,321                5,450
                                                                -----------------------------------------
        Total Current Liabilities                                            40,500               34,780

Noncurrent Deferred Income Taxes                                              8,868                8,308

Noncurrent Pension Liability                                                 17,124               22,658

Noncurrent Retiree Health Care and Life
    Insurance Benefits                                                        6,197                6,197

Other Long-Term Liabilities                                                   2,202                2,720

Commitments and Contingencies                                                    --                   --

Shareholders' Equity:

   Capital Stock, $1 Par Value:
  Authorized Shares 50,000,000; Issued
  Shares 16,175,689 and 15,856,748                                           16,176               15,857
   Additional Paid-In Capital                                                38,584               36,600
   Retained Earnings                                                        165,335              148,045
Accumulated Other Comprehensive Loss                                         (1,959)              (4,693)
Treasury Stock (330,516 and 360,487 shares, at cost)                        (11,933)             (12,771)
                                                                -----------------------------------------

     Total Shareholders' Equity                                             206,203              183,038
                                                                -----------------------------------------

    Total Liabilities and Shareholders' Equity                             $281,094             $257,701
                                                                =========================================


The accompanying notes are an integral part of the condensed financial statements.


                 ROGERS CORPORATION AND CONSOLIDATED AFFILIATES
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                       Nine Months Ended:
                                                                          (Unaudited)
                                                                 ------------------------------
                                                                    Sept 28, 2003 Sept 29, 2002
                                                                 ------------------------------
OPERATING ACTIVITIES:
-----------------------------------------------------------------
Net Income                                                               $17,280       $13,185
Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                        9,645        11,033
      Equity in Undistributed Income of Unconsolidated Joint
       Ventures, Net                                                      (5,918)       (6,233)
      Loss on Disposition of Assets                                          250            --
    Changes in Operating Assets and Liabilities:
          Accounts Receivable                                            (13,108)       (6,699)
          Accounts Receivable, Joint Ventures                                 14         3,002
          Inventories                                                        408         3,527
          Other Current Assets                                              (298)       (1,392)
          Accounts Payable and Accrued Expenses                            5,158         7,684
          Noncurrent Pension and Postretirement Benefits                  (5,533)       (3,026)
          Other, Net                                                        (624)         (925)
                                                                 ------------------------------

            Net Cash Provided by Operating Activities                      7,274        20,156

INVESTING ACTIVITIES:
-----------------------------------------------------------------
Capital Expenditures                                                     (11,345)       (8,762)
Acquisition of Business                                                       --        (8,000)
Divestiture of Business                                                    3,268            --
Short-term Investments                                                     6,628            --
Investment in Unconsolidated Joint Ventures and Affiliates                 4,633         2,962
                                                                 ------------------------------

            Net Cash Provided by (Used in) Investing Activities            3,184       (13,800)

FINANCING ACTIVITIES:
-----------------------------------------------------------------
Proceeds from Short - and Long-Term Borrowings                                --         4,443
Repayments of Debt Principal                                                  --        (2,362)
Repayment of Life Insurance Debt                                              --        (3,081)
Proceeds from Disposition of Treasury Stock                                  598           582
Proceeds from Sale of Capital Stock, Net                                   2,374           525
                                                                 ------------------------------

            Net Cash Provided by Financing Activities                      2,972           107

Effect of Exchange Rate Changes on Cash                                     (457)          302
                                                                 ------------------------------

Net Increase in Cash and Cash Equivalents                                 12,973         6,765

Cash and Cash Equivalents at Beginning of Year                            22,300        20,891
                                                                 ------------------------------

Cash and Cash Equivalents at End of Quarter                              $35,273       $27,656
                                                                 ==============================


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

B. Rogers effective tax rate was 25% and 27% for the first nine months of 2003 and 2002, respectively. The effective tax rate continues to be lower than the statutory rate due to significant tax benefits including nontaxable foreign sales income and foreign tax and research and development credits. Income taxes paid were $498,000 and $0 in the first nine months of 2003 and 2002, respectively.

C. Comprehensive income, net of related tax, for the three and nine-month periods ended September 28, 2003 and September 29, 2002 are as follows:


                                                                           Three Months                        Nine Months
                                                                              Ended:                             Ended:
                                                                  --------------- ---------------   -------------------------------
       (Dollars In Thousands)                                        Sept 28,        Sept 29,            Sept 28,        Sept 29,
                                                                       2003            2002                2003            2002
                                                                  --------------- ---------------    ---------------- -------------

       Net income                                                  $   6,329       $   4,770           $ 17,280         $ 13,185
       Foreign currency translation adjustments                          410             232              2,734            2,534
                                                                  --------------- ---------------    ---------------- --------------

            Comprehensive Income                                   $   6,739       $   5,002           $ 20,014         $ 15,719
                                                                  =============== ===============    ================ ==============

         Accumulated balances related to each component of Other Comprehensive Loss were as follows:

                                                                                       September 28,              December 29,
                                                                                            2003                       2002
                                                                                  -----------------------    -----------------------

        Foreign currency translation adjustments                                         $  5,779                          $ 3,045
        Minimum pension liability                                                          (7,738)                          (7,738)
                                                                                          -------                          -------

            Accumulated Other Comprehensive Loss                                        $ (1,959)                         $ (4,693)
                                                                                        =========                         =========




D. The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" for the three and nine month periods ended:


                                                                       Three Months Ended:                 Nine Months Ended:
                                                                 ---------------- ---------------   -------------------------------

         (In Thousands, Except Per Share Amounts)                    Sept 28,        Sept 29,            Sept 28,        Sept 29,
                                                                       2003            2002                2003            2002
                                                                 ---------------- ---------------    ---------------- -------------
         Numerator:
               Net income                                         $    6,329       $    4,770        $  17,280        $  13,185

         Denominator:
               Denominator for basic earnings per share -
               weighted average shares
                                                                      15,897          15,516            15,712          15,460

               Effect of stock options                                   428             380               502             543
                                                                 ---------------- ---------------    ---------------- --------------

               Denominator for diluted earnings per share -
               adjusted weighted average shares and assumed
               conversions                                            16,325          15,896            16,214          16,003
                                                                 ================ ===============    ================ ==============


         Basic earnings per share                                 $     0.40       $    0.31        $     1.10       $    0.85
                                                                 ================ ===============    ================ ==============

         Diluted earnings per share                               $     0.39       $    0.30        $     1.07       $    0.82
                                                                 ================ ===============    ================ ==============


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

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the three and nine month periods ended would have been reduced to the pro forma amounts indicated below.







                                                                      Three Months Ended:                  Nine Months Ended:
                                                              ------------------- ---------------  --------------------------------

         (In Thousands, Except Per Share Amounts)                  Sept 28,          Sept 29,            Sept 28,        Sept 29,
                                                                     2003              2002                2003            2002
                                                              ------------------- ---------------    ---------------- --------------

         Net income, as reported                                          $6,329          $4,770             $17,280         $13,185
         Less:  Total stock-based   compensation expense
                  determined under Black-Scholes option
                  pricing model, net of related tax effect                   598             531               1,879           1,687
                                                              ------------------- ---------------    ---------------- --------------
         Pro Forma net income                                              5,731           4,239              15,401          11,498

         Basic earnings per share:
           As Reported                                                    $ 0.40          $ 0.31              $ 1.10          $ 0.85
           Pro Forma                                                        0.36            0.27                0.98            0.74

         Diluted earnings per share:
           As Reported                                                    $ 0.39          $ 0.30              $ 1.07          $ 0.82
           Pro Forma                                                        0.35            0.27                0.95            0.72


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

F. The table below conveys information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":


                                                                      High             Printed            Polymer
         (Dollars in Millions)                                    Performance          Circuit          Materials &          Total
                                                                     Foams            Materials          Components
         ----------------------------------------------------- ------------------- ----------------- ------------------- -----------
         Three months ended Sept 28, 2003
              Net Sales                                              $17.3               $30.0            $ 9.2               $56.5
              Operating Income (Loss)                                  0.5                 5.3             (0.8)                5.0
         Three months ended Sept 29, 2002
              Net Sales                                              $16.0               $21.3             $18.7              $56.0
              Operating Income                                         1.7                 2.1               0.7                4.5
         Nine months ended Sept 28, 2003
              Net Sales                                              $51.6               $76.2             $29.7             $157.5
              Operating Income (Loss)                                  5.1                 8.8             (2.2)               11.7
         Nine months ended Sept 29, 2002
              Net Sales                                               $49.5              $60.8             $57.6             $167.9
              Operating Income                                          6.0                2.7               2.4               11.1


         Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the sales data in the previous table.

G. The Company has four joint ventures, each 50% owned, which are accounted for by the equity method. Equity income of $5,918,000 and $6,233,000 for the first nine months ended in 2003 and 2002, respectively, is included in other income less other charges on the condensed statements of income. Each of the joint ventures is described below:

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
                Rogers Chang Chun                      Taiwan                    Printed Circuit Materials
                    Technology Co., Ltd.


         The summarized financial information for these joint ventures is included in the following table for the first nine months ended of each year shown.


                                                               2003                           2002
                                                       ----------------------        ------------------------
         Net Sales                                               $90,814,000                     $93,929,000
         Gross Profit                                             33,202,000                      34,248,000
         Net Income                                               11,331,000                      12,772,000

         Sales made to unconsolidated joint ventures by the Company were immaterial in all periods presented above. As discussed in Note K, the Company acquired from 3M its 50% interest in Durel Corporation ("Durel") on September 30, 2003; thus, in future filings Durel's results of operations from the acquisition date will be included in the consolidated results of the Company.

H. The following table sets forth the significant components of other income less other charges for the third quarters and first nine months ended of 2003 and 2002.

                                                                           Three Months                       Nine Months
                                                                              Ended:                             Ended:
                                                                  --------------- ---------------   -------------------------------
       (Dollars In Thousands)                                        Sept 28,        Sept 29,           Sept 28,         Sept 29,
                                                                       2003            2002               2003             2002
                                                                  --------------- ---------------    ---------------- --------------

       Joint venture income and commissions                       $  2,762         $   3,516         $    8,475        $   8,910
       Royalties                                                     1,207               250              3,649              834
       Other income/(expense)                                        (531)            (1,331)             (966)           (2,529)
                                                                  -----------     ------------       -------------    -----------
            Total other income                                    $  3,438         $   2,435         $  11,158        $   7,215
                                                                   ========         ========           =========       ==========


I. The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

         The Company is currently involved as a potentially responsible party ("PRP") in four active cases involving waste disposal sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

         In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2,600,000 in prior years. Prior to 2003, $2,300,000 was charged against this provision. In the first nine months of 2003, expenses of $125,000 have been charged against the provision. The remaining reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

         In this same matter the United States Environmental Protection Agency ("EPA") alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company placed that decision on appeal with the District of Columbia Federal Court of Appeals in 2000. In early January of 2002, the Company was informed that the Court of Appeals reversed the decision. As a result of this favorable decision, the $300,000 reserve for the fine was taken into income in 2001. However, subsequent to the favorable decision by the Court of Appeals, the EPA continued to pursue this issue and settlement discussions with the EPA were more protracted and difficult than originally anticipated. As such, the Company recorded $325,000 for legal and other costs associated with this matter in 2002. On January 16, 2003, a settlement agreement was signed with the EPA. The costs associated with the settlement included a cash settlement payment to the government of $45,000, which has been paid, a commitment to undertake some energy-related environmental improvements at its facilities, which have been completed, and a commitment for assistance to a local Woodstock, Connecticut Fire Department for emergency preparedness, which has also been completed. As such, the provision recorded was adequate to cover the requirements of the settlement.

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

J. In 2002, the Company incurred restructuring charges of $2,150,000. These charges were associated solely with the severance benefits for 62 employees of which 48 had been terminated prior to the 2002 year-end. The remaining employees were notified prior to year-end. The separation date of these residual employees occurred on varied dates in the first half of 2003. These workforce reductions were initiated in order to appropriately align resources with the Company's business requirements, given varied ongoing operational initiatives, including non-strategic business unit consolidations, plant rationalizations, outsourcing low value production and/or moving it to lower production cost environments, and support function reorganizations to streamline administrative activities. As of September 28, 2003, the balance in the accrual for these charges was $400,000. Management believes, based on current estimates, the residual provision will be adequate to cover the future costs of these restructuring activities. The following table summarizes activities related to the provision for the first nine months ended.

         Balance in Provision at December 29, 2002                   $1,600,000
         Less Payments made for Severance Benefits                  (1,200,000)
         Adjustments/Additional Provisions                               -----
                                                             ------------------

         Balance in Provision at September 28, 2003                $   400,000
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

     On September 30, 2003, the Company acquired from 3M Company its 50% interest in Durel Corporation, a joint venture of Rogers and 3M, for $26,000,000 in cash. Effective September 30, 2003, the operations of Durel have become fully integrated and consolidated into Rogers Corporation. The new business unit will be called the Durel Division and its financial and operating results will be included as part of Rogers' Polymer Materials and Components business segment. The acquisition will be accounted for as a purchase pursuant to SFAS No.141, "Business Combinations". As such, the purchase price will be allocated to assets and liabilities based on their respective fair values at the date of acquisition, in accordance with generally accepted accounting principles.

L. In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003; however, the FASB recently deferred application of the standard as it relates to variable interest entities existing at January 31, 2003 until the interim and annual filings periods concluding after December 15, 2003. The Company is in the final stages of reviewing the new accounting standard and its own operations and joint ventures to determine the impact, if any, and the appropriate reporting. In accordance with the standard, any required reporting and disclosure changes will be addressed in the fourth quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, legal proceedings, and the like, are discussed in greater detail in Rogers' 2002 Form 10-K filed with the Securities and Exchange Commission and incorporated by reference. Such factors could cause actual results to differ materially from those in any forward-looking statements.

RESULTS OF OPERATIONS AND SEGMENT ANALYSIS

Net sales of $56.5 million and $157.5 million in the third quarter and first nine months of 2003 were up 1% and down 6%, respectively compared to $56.0 million and $167.9 million in the same periods of 2002. These changes are primarily attributable to a strengthening in sales in the third quarter of 2003, offset by the impact of the MCD divestiture in November of 2002. The Company's 50% owned, unconsolidated joint ventures had total revenues in the second quarter and first nine months of 2003 of $29.8 million and $90.8 million, respectively. Combined Sales, which the Company defines as 50% of these joint venture sales added to the Company's net sales, were $71.4 million for the third quarter of 2003 compared to $73.0 million reported in the third quarter of 2002 (see the non-GAAP measure reconciliation below for Combined Sales). Combined Sales decreased compared to the third quarter of 2002 because of the divestiture of MCD, along with a decline in sales at Durel Corporation, the largest of Rogers' joint ventures. However, on a year-to-date basis, revenues across most of the Company's product lines and joint ventures improved from the prior year with strong sales into key market niches.

       (Dollars in Millions)                                         Third Quarter              First Nine Months
                                                                ------------------------    ---------------------------
                                                                   2003        2002             2003          2002
                                                                ----------- ------------    -------------- ------------
       Net Sales, as reported in this report and in                  $56.5        $56.0            $157.5       $167.9
           accordance with generally acceptable accounting
           principles
       50% of Rogers' Joint Venture Sales                             14.9         17.0              45.4         46.6
                                                                      ----         ----              ----         ----
       Combined Sales                                                $71.4        $73.0            $202.9       $214.5
                                                                     =====        =====            ======       ======

Sales of Printed Circuit Materials for the third quarter and first nine months totaled $30.0 million and $76.2 million, respectively, an increase of 41% and 25%, respectively, compared to the same periods in 2002. Revenue growth was driven by seasonally strong sales of high frequency laminates into the satellite television market, as well as accelerating wireless infrastructure sales as more 3G base stations are built. In the quarter there was also a significant rise in flexible circuit laminate revenues as new cellular phone programs ramped into full production. This success is the result of continuing design wins at OEM's and strong fabricator support as they are finding improved yields using Rogers' flexible circuit laminates.

High Performance Foam sales were $17.3 million and $51.6 million for this year's third quarter and first nine months, up about 8% and 4%, respectively, from comparable periods in 2002. The increase in revenue was attributed to the improvement in sales of industrial high performance foams into the cellular telephone, automotive and wireless infrastructure markets.

Sales of Polymer Materials and Components totaled $9.2 million and $29.7 million, respectively, for the third quarter and first nine months of 2003, a decrease of 51% and 48%, respectively as compared to the prior year comparable periods, mostly as a result of the Company's divestiture of MCD. The Company's bus bar and non-woven businesses were up compared to 2002; however, revenues from the division that produces rollers used in various office equipment and other devices, continued to decline. Going forward, revenues for this portion of Rogers' business will increase significantly as sales from the recent Durel acquisition will be included as part of this segment.

Manufacturing profit as a percentage of sales was 33% and 32% in the third quarter and first nine months of 2003, respectively, as compared to 31% in both comparable periods of 2002. The impact of higher revenues in Rogers' higher margin businesses coupled with productivity improvements continues to drive stronger manufacturing margins; however, the gains have been somewhat mitigated by the continued start up investment associated with the Company's plant openings in China, Belgium, and Carol Stream, Illinois. These start up costs will most likely continue at varying levels through the second quarter of 2004.

Selling and administrative expenses for the third quarter were up in total dollars and up just slightly as a percentage of sales compared to the third quarter of 2002. For the first nine months of 2003, selling and administrative expenses were down slightly, but remained consistent as a percentage of sales compared to 2002. The increase in the third quarter was a result of increased selling and administrative expenses in support of the Asian operations and higher incentive compensation expenses, while the decrease in the first nine months as compared to last year was a result of continued cost management and reduction in overhead commensurate with the MCD divestiture.

Research and development expenses for the third quarter were consistent with the comparable period of 2002. Research and development expenses for the first nine months were lower than 2002 due to timing of developmental projects and the divestiture of MCD; however, as a percentage of sales, they are comparable with the prior year and generally in line with the Company's annual investment target.

Other income was up for the third quarter and the first nine months, as compared to 2002. The increase is due primarily to lower legal and restructuring charges and increased royalties, principally associated with the intellectual property license entered into in connection with the divestiture of MCD. Rogers' four joint ventures in total had a favorable first nine months; however, the total revenues attributable to Rogers' joint ventures decreased by 12% compared to last year's third quarter. Durel's revenues were lower in the third quarter due to the continuing shift to color displays for cellular telephones, which cannot utilize electroluminescence for backlighting. Polyimide Laminate Systems sales were lower compared to last year's third quarter due to a slight loss in market share. Rogers Inoac Corporation (RIC) and Rogers Chang Chun Technology Corp., Ltd. (RCCT) both recorded the highest quarterly sales in their history. The sales gains made at RIC were a result of winning new designs for its urethane foam materials used as seals and shock absorbing components in mobile phones as well as the seasonal strength of the cell phone business. RCCT made very substantial progress as design wins reported last quarter resulted in a significant increase in shipments.

The effective tax rate used in the third quarter and first nine months of 2003 and 2002 was 25% and 27% respectively. The tax rate has continued to benefit from foreign tax credits, research and development credits, nontaxable foreign sales income, and most recently a reduction in the statutory tax rate in Belgium.

Third quarter 2003 net income was $6.3 million and diluted earnings per share were $.39, as compared to $4.8 million in net income and $.30 in diluted earnings per share earned in last year's third quarter. The increase was due mostly to revenue growth in Rogers' higher margin businesses, increased royalties, and strong focus on cost management.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased during the first nine months of 2003 by approximately $6.3 million. The strong cash flow from operating activities was partially offset by $5.5 million of voluntary pension contributions made by the Company.

Trade receivables were up from the 2002 year-end balance due to the increased revenues in the third quarter of 2003, as compared to the fourth quarter of 2002. Inventories were relatively comparable with the 2002 year-end level. The current liabilities increase was primarily due to additional income tax payable and higher incentive compensation accruals in 2003.

Net cash provided by operating activities in the first nine months of 2003 totaled $7.3 million. This compares with $20.2 million provided by operations for the comparable 2002 period. Cash provided by operations was lower in the current year due primarily to higher levels of voluntary pension contributions of $5.5 million in 2003 versus $3.0 million in 2002, the repayment in 2002 of working capital advances of $3.0 million from the Company's joint ventures, and the Company's investment in working capital in the third quarter of 2003 commensurate with higher sales volumes.

In 2003, investments in capital expenditures totaled $11.3 million in the first nine months and are expected to be between $17.0 million and $20.0 million for the year; primarily associated with the plant expansion in Carol Stream, Illinois and in China. In 2002, capital expenditures in the first nine months were $8.8 million and finished at $22.3 million for the year.

Management believes that cash on hand in conjunction with internally generated funds will be sufficient to meet the near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50.0 million, or the equivalent in certain other foreign currencies. There were no borrowings at September 28, 2003 under this agreement.

In addition to the revolving credit agreement above, Rogers N.V., a Belgian subsidiary of the Company, has an unsecured revolving credit agreement with a European bank. Under this arrangement Rogers N.V. can borrow up to 5.1 million Euro. There were no borrowings at September 28, 2003 under this agreement.

RESTRUCTURINGS

In 2002, the Company incurred restructuring charges of $2,150,000. These charges were associated solely with the severance benefits for 62 employees of which 48 had been terminated prior to the 2002 year-end. The remaining employees were notified prior to year-end. The separation date of these residual employees occurred on varied dates in the first half of 2003. These workforce reductions were initiated in order to appropriately align resources with the Company's business requirements, given varied ongoing operational initiatives, including non-strategic business unit consolidations, plant rationalizations, outsourcing low value production and/or moving it to lower production cost environments, and support function reorganizations to streamline administrative activities. As of September 28, 2003, the balance in the accrual for these charges was $400,000. Management believes, based on current estimates, the residual provision will be adequate to cover the future costs of these restructuring activities. The following table summarizes activities related to the provision for the first nine months ended.


                  Balance in Provision at December 29, 2002          $1,600,000
                  Less Payments made for Severance Benefits          (1,200,000)
                  Adjustments/Additional Provisions                          --
                                                                    -----------
                  Balance in Provision at September 28, 2003        $   400,000
                                                                    ===========

CONTINGENCIES

During the first nine months of 2003, there were no material developments relative to environmental matters or other contingencies (Refer to Note I for ongoing environmental and contingency matters). The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

RECENT DEVELOPMENTS

As previously announced, the Company's Chief Executive Officer, Walter E. Boomer, plans to retire effective on April 1, 2004. At that time, Mr. Boomer will be 65 and will have served as CEO for seven years. The Company's Board of Directors has appointed Robert D. Wachob to succeed Mr. Boomer. Mr. Wachob is currently Rogers' President and Chief Operating Officer, a position he has held since April 25, 2002. When he becomes CEO, Mr. Wachob will also continue to hold the title of President. When Mr. Wachob becomes CEO he will also become a member of the Company's Board of Directors. At the time Mr. Wachob's appointment was originally announced, it was contemplated that he would fill the board seat vacated by Mr. Boomer upon his retirement. Since that time, however, the Board has requested that Mr. Boomer continue as a member of the Board of Directors, and Mr. Boomer has agreed to do so. Consequently, the Company's Board of Directors will be expanded by one when Mr. Wachob is appointed as a director.

Mr. Wachob has held a number of positions of increasing responsibility within the Company beginning in 1984 when he was hired as Director of Marketing. Prior to working for Rogers, he was with Beckman Instruments. He received his Bachelor of Science degree in Chemistry from Northern Illinois University in 1969 and his MBA in Finance from Loyola University in 1972.

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

The Company has two borrowing facilities where the interest rates, although not fixed, are relatively low. Currently, an increase in the associated interest rates would not significantly impact interest expense on these facilities as the Company has paid them off in full, thus the Company has no debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

     a. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of September 28, 2003. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

     b. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is currently involved as a potentially responsible party ("PRP") in four active cases involving waste disposal sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001 and 2002, and will continue to monitor the site for the next three years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2,600,000 in prior years. Prior to 2003, $2,300,000 was charged against this provision. In the first nine months of 2003, expenses of $125,000 have been charged against the provision. The remaining reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

Item 6.       Exhibits and Reports on Form 8-K

          (a)  Exhibits

              The Exhibits filed as part of this report are listed on the
              Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

          (b) Reports on Form 8-K filed for the three months ended September 28, 2003

              A form 8-K was filed on October 15, 2003 with respect to the
              Company's Third Quarter   Earnings Release

              A form 8-K was filed on October 15, 2003 with respect to the Company's acquisition of Durel Corporation

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

                                  ROGERS CORPORATION
                                  (Registrant)


                                   /s/ James M. Rutledge
                                   ---------------------
                                   James M. Rutledge
                                   Vice President, Finance and
                                   Chief Financial Officer

Dated:  November 12, 2003

                                  EXHIBIT INDEX

Exhibit No.       Description
--------------  ----------------------------------------------------------------
31.1 Certification of Chairman of the Board of Directors and Chief Executive Officer pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

31.2 Certification of President and Chief Operating Officer pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934

31.3 Certification of Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

32.1 Certification of Chairman of the Board of Directors and Chief Executive Officer pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of President and Chief Operating Officer pursuant to 18 U.S.C, Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.