Form 10-K
ROGERS CORP
filed 2004-03-12
CIK 84748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                                which registered
       -------------------                         -----------------------------
Capital Stock, $1 Par Value                        New York Stock Exchange, Inc.
Rights to Purchase Capital Stock                   New York Stock Exchange, Inc.


        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       X        No
                                                --------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2) Yes  X   No

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of Rogers' most recently completed second fiscal quarter, June 29, 2003, was approximately $516,832,034. Rogers has no non-voting common equity.

The number of shares of Capital Stock, $1 par value, outstanding as of February 28, 2004 was 16,495,072.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the fiscal year ended December 28, 2003 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the Registrant's 2004 annual meeting of stockholders to be held April 29, 2004, are incorporated by reference into Part III.

                                TABLE OF CONTENTS


                                     PART I

Item                                                              Page

1.   Business                                                      1
2.   Properties                                                    6
3.   Legal Proceedings                                             6
4.   Submission of Matters to a Vote of Security Holders           7

     PART II


5.   Market for Registrant's Common Equity, Related Stockholder
     Matters and Issuer Purchases of Equity Securities             8
6.   Selected Financial Data
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                     8
7A.  Quantitative and Qualitative Disclosures About Market Risk    8
8.   Financial Statements and Supplementary Data                   8
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                      8
9a.  Controls and Procedures                                       8

                                    PART III


10.  Directors and Executive Officers of the Registrant            9
11.  Executive Compensation                                        9
12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                    9
13.  Certain Relationships and Related Transactions                9
14.  Principal Accountant Fees and Services                        9


                                     PART IV


15.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                                  10

                                   SIGNATURES

     Signatures                                                   14
     Certifications Pursuant to Section 302 of the Sarbanes-Oxley
      Act of 2002                                                 17
     Certifications Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002                                                 20

                                     PART I

Item 1.  BUSINESS
                                     GENERAL

Rogers Corporation (the "Company"), founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. The Company has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now predominantly to a range of specialty polymer composite materials for communications, imaging, computer, transportation, and consumer applications.

New leadership in 1992 restructured the Company to focus on its materials based businesses, which include printed circuit materials, high performance foams, and polymer materials and components. The Company divested most of its electronic components related businesses and management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials based businesses. In so doing, the Company takes advantage of its core competencies in polymers, fillers, and adhesion, and applies its related materials technologies to identified market needs. Materials based businesses were the core businesses responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the Company's profits in the 1980's. During that time, the profits from the materials based businesses were often offset by substantial losses in the Company's former electronic components businesses.

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for printed circuit materials, high performance foams, and polymer materials and components. An increasingly large percentage of these materials are going into growing high technology applications, such as cell telephone base stations and antennas, handheld wireless devices and satellite television receivers.

              BUSINESS SEGMENT FINANCIAL AND GEOGRAPHIC INFORMATION

"Business Segment and Geographic Information" on pages 54-55 of the annual report to shareholders for the year ended December 28, 2003, is incorporated herein by reference.

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

High Performance Foams are sold to fabricators, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's High Performance Foams include: PORON(R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices, computers and peripherals; PORON cushion insole materials for footwear and related products; PORON healthcare and medical materials for body cushioning and orthotic appliances; BISCO(R) silicone foams used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak(R) compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials. The Company's polyolefin foams are used in a range of industrial and consumer applications.

One of the Company's joint ventures extends and complements the Company's worldwide business in High Performance Foams. Rogers Inoac Corporation ("RIC"), a joint venture with Japan-based Inoac Corporation, manufactures high performance PORON urethane foam materials in Mie and Nagoya, Japan.

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

The polymer based dielectric layers of the Company's high frequency circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for the Company's high frequency printed circuit board materials include RO3000(R), RO4000(R), DUROID(R), RT/duroid(R), ULTRALAM(R), RO2800(R) and TMM(R) laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals. Each laminate addresses specific needs and applications within the communications market. High frequency circuits are used throughout the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex(R) materials. They are mainly used to make interconnections for handheld and laptop computers, portable electronic devices, and hard disk drives. The performance characteristics of R/flex materials differentiate these laminates from commonly available flexible circuit materials.

Industrial laminates are manufactured by the Company under the Induflex(R) trade name. These polyester based laminates, with thin aluminum and copper cladding, are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to automotive component manufacturers for making flat, etched-foil heaters.

The adhesiveless flexible circuit materials that the Company sold to Hutchinson Technology Incorporated ("HTI"), for making trace suspension assemblies in magneto resistive hard disk drives, are called SSLAM materials. SSLAM materials are manufactured by Mitsui Chemicals, Inc. of Japan. Effective January 3, 2000 the Company started a joint venture with Mitsui Chemicals, Inc. to eventually manufacture this flexible circuit board laminate in Chandler, Arizona. Beginning in 2000, this joint venture, Polyimide Laminate Systems, LLC ("PLS") made these sales to HTI rather than having the resale go through the Company.

Rogers Chang Chun Technology, Co., Ltd. ("RCCT"), the Company's joint venture with Chang Chun Plastics, Co., Ltd., which was established in late 2001 to manufacture flexible circuit material for customers in Taiwan, saw its first sales in 2002 and continued to grow in 2003 as RCCT had significant application wins in late 2003 in the Taiwan market that the Company expects will drive additional sales in fiscal 2004. The Company also plans to utilize this facility to alleviate some of the manufacturing capacity constraints it has experienced due to the overall increase in the Company's business.

POLYMER MATERIALS AND COMPONENTS

Polymer Materials and Components include high performance elastomer components, composite materials, power distribution busbars, electroluminescent lamps and inverters. The Company's Polymer Materials and Components have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from those of its competitors' and from other commonly available products.

Elastomer components are sold to original equipment manufacturers for applications in transportation, communications, imaging, computer, consumer and other markets. Trade names for the Company's elastomer components include:
NITROPHYL(R) floats for fill level sensing in fuel tanks, motors, and storage tanks; and ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines and automated teller machines.

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

In the fourth quarter of 2003, the Company acquired the remaining interest in its former joint venture, Durel Corporation, from 3M. Durel manufactures
DUREL(R) electroluminescent lamps ("EL lamps") and phosphor, in Chandler, Arizona. The Company also designs and sells inverters that power EL lamps.

                                     BACKLOG

Excluding joint venture activity, the backlog of firm orders for High Performance Foams was $4.8 million at December 28, 2003 and $5.8 million at December 29, 2002. The backlog of firm orders for Printed Circuit Materials was $23.6 million at December 28, 2003 and $7.3 million at December 29, 2002. The backlog of firm orders for Polymer Materials and Components was $19.9 million at December 28, 2003 and $8.6 million at December 29, 2002. The increase in 2003 is primarily due to the acquisition of Durel and growth in orders in the Printed Circuit Materials segment.

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

                                    EMPLOYEES

The Company employed an average of 229 people in the High Performance Foams operations, 445 people in the Printed Circuit Materials operations and 523 people in the Polymer Materials and Components operations.

                                   SEASONALITY

In the Company's opinion, there is no material concentration of products or markets within the business that is seasonal in nature except for some minor seasonality for those products sold into satellite television receivers due to holiday build-up and cellular telephones due to the annual new model launch timetable which can vary slightly year to year in terms of timing and impact.

                              CUSTOMERS & MARKETING

The Company's products were sold to approximately 4,400 customers worldwide in 2003. Although the loss of all the sales made to any one of the Company's major customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within all of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

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

                              AVAILABLE INFORMATION

The Company's internet website is http://rogerscorporation.com/. The Company makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

All officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or until successors are elected.

There are no family relationships between or among executive officers and directors of the Company.

 Name, Age and Present                                                                           Served in Present
    Position                              Prior Business Experience in Past Five Years             Position Since
---------------------------------- ------------------------------------------------------------ ----------------------

Walter E. Boomer, 65               President and Chief Executive Officer of the Company from         April 2002
Chairman of the Board of           March 1997 to April 2002
Directors and Chief Executive
Officer

Robert D. Wachob, 56               Executive Vice President of the Company from January 2000         April 2002
President and Chief Operating      to April 2002; Senior Vice President, Sales and Marketing
Officer                            of the Company from May 1997 to January 2000.

James M. Rutledge, 51              Vice President, Finance and Chief Financial Officer of the       December 2002
Vice President, Finance and        Company from June 2002 to December 2002; Vice President,
Chief Financial Officer and        Finance and Chief Financial Officer and Secretary of the
Treasurer                          Company from January 2002 to June 2002; Chief Financial
                                   Officer of Baldwin Technology Company, Inc. from January
                                   2000 to July 2001; Vice President Finance and Taxes of
                                   Rayonier, Inc. from March 2000 to January 2000; Vice
                                   President and Treasurer of Witco Corporation from October
                                   1990 to March 1999.

Robert C. Daigle, 40               Vice President and Manager, Advanced Circuit Materials           October 2003
Vice President of Research and     Division of the Company from October 2001 to October 2003;
Development and Chief Technology   Manager, Advance Circuit Materials Division of the Company
Officer                            from June 2001 to October 2001; Manager, Microwave
                                   Materials Division of the Company from May 1997 to June
                                   2001

John A. Richie, 56                                                                                  October 1994
Vice President, Human Resources

Robert M. Soffer, 56               Vice President, Secretary, Treasurer and Clerk of the            December 2002
Vice President and Secretary and   Company from June 2002 to December 2002; Vice President,
Clerk                              Assistant Secretary, Treasurer and Clerk of the Company
                                   from April 2000 to June 2002; Treasurer and Assistant
                                   Secretary and Clerk of the Company from February 1992 to
                                   April 2000.

Paul B. Middleton, 36              Division Controller for Cooper Industries from November          December 2001
Corporate Controller               1999 to December 2001; Internal Audit Manager of Cooper
                                   Industries from December 1997 to November 1999; Audit
                                   Manager for KPMG Peat Marwick from April 1996 to December
                                   1997.

Item 2.  PROPERTIES

The Company owns its properties, except as noted below. The Company considers that its properties are well maintained, in good operating condition, and suitable for its current and anticipated business.

                                      Floor Space
                                      (Square Feet)         Type of Facility            Leased/Owned
                                      ---------------       ----------------            ------------
High Performance Foams
----------------------
Woodstock, Connecticut                      152,000         Manufacturing               Owned
Carol Stream, Illinois                      215,000         Manufacturing               Owned

Printed Circuit Materials
-------------------------
Chandler, Arizona                           156,000         Manufacturing               Owned
                                              4,000         Warehouse                   Owned
                                             11,000         Rental Property             Owned
Chandler, Arizona                           142,000         Manufacturing               Owned
Evergem, Belgium                             80,000         Manufacturing               Owned
Ghent, Belgium                              113,000         Manufacturing               Owned

Polymer Materials and Components
--------------------------------
South Windham, Connecticut                   88,000         Manufacturing               Owned
Rogers, Connecticut                         290,000         Manufacturing               Owned
Ghent, Belgium                               96,000         Manufacturing               Owned
Chandler, Arizona                           120,000         Manufacturing               Owned
Korea                                        10,000         Manufacturing               Leased through 2/06

Other
-----
Rogers, Connecticut                         116,000         Corporate Headquarters/
                                                              Research &
                                                              Development               Owned
Chandler, Arizona                           160,000         Manufacturing               Owned
Suzhou, China                                93,000         Manufacturing               Leased through 6/05
Suzhou, China                                93,000         Manufacturing               Leased through 6/05
Tokyo, Japan                                  2,000         Sales Office                Leased through 9/04
Wanchai, Hong Kong                            1,000         Sales Office                Leased through 4/04
Guangzhou, China                              1,000         Sales Office                Leased through 9/04
Taipei, Taiwan, R.O.C.                        1,000         Sales Office                Leased through 9/04
Seoul, Korea                                  1,000         Sales Office                Leased through 2/08
                                                 50         Warehouse                   Leased through 5/04
Singapore                                     1,000         Sales Office                Leased through 6/04
Shanghai, China                               1,000         Sales Office                Leased through 9/05


Item 3.  LEGAL PROCEEDINGS

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

The Company is currently involved as a potentially responsible party ("PRP") in four active cases involving waste disposal sites. These proceedings are generally at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's probable liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In addition to the above proceedings, the Company has worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, 2002 and 2003, and will continue to monitor the site for the next two years. On the basis of estimates prepared by environmental engineers and consultants, the Company recorded a provision of $2.2 million prior to 1999 and based on updated estimates provided an additional $400,000 in 1999 for costs related to this matter. Prior to 2003, $2.5 million was charged against this provision. In 2003 expenses of $65,000 were charged against the provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

In this same matter the United States Environmental Protection Agency ("EPA") alleged that the Company improperly disposed of PCBs. An administrative law judge found the Company liable for this alleged disposal and assessed a penalty of approximately $300,000. The Company reflected this fine in expense in 1998 but disputed the EPA allegations and appealed the administrative law judge's findings and penalty assessment. The original findings were upheld internally by the EPA's Environmental Appeals Board, and the Company placed that decision on appeal with the District of Columbia Federal Court of Appeals in 2000. In early January of 2002, the Company was informed that the Court of Appeals reversed the decision. As a result of this favorable decision, the $300,000 reserve for the fine was taken into income in 2001. However, subsequent to the favorable decision by the Court of Appeals, the EPA continued to pursue this issue and settlement discussions with the EPA were more protracted and difficult than originally anticipated. As such, the Company recorded $325,000 for legal and other costs associated with this matter in 2002. On January 16, 2003, a settlement agreement was signed with the EPA. The costs associated with the settlement included a cash settlement payment to the government of $45,000, which has been paid, a commitment to undertake two energy-related environmental improvements at its facilities, one of which has been completed, and a financial commitment for assistance to a local Woodstock, Connecticut Fire Department for emergency preparedness, which has also been completed. As such, the provision recorded is expected to be adequate to cover the requirements of the settlement.

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims against numerous industrial companies. The Company has been named, along with hundreds of other industrial companies, as a defendant in some of these cases. The Company strongly believes it has valid defenses to these claims and intends to defend itself vigorously. In addition, the Company believes that it has sufficient insurance to cover all material costs associated with these claims. Based upon past claims experience and available insurance coverage, management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Capital Stock Market Prices" on the inside back cover, under the caption "Restriction on Payment of Dividends" in Note G on page 48, and under the caption "Dividend Policy" in the "Management's Discussion and Analysis" on page 26 of the 2003 annual report to shareholders.

At February 28, 2004 there were 901 shareholders of record.

Item 6.   SELECTED FINANCIAL DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" on page 17 of the 2003 annual report to shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" on pages 18 through 31 of the 2003 annual report to shareholders.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" on pages 29-30 of the 2003 annual report to shareholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth on pages 32 through 58 and under the caption "Quarterly Results of Operations" on the inside back cover of the 2003 annual report to shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.  CONTROLS AND PROCEDURES

a. The Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting the Company's management on a timely basis to material information required to be disclosed in the Company's reports filed under the Exchange Act.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

                                    PART III


Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Company set forth under the caption "Nominees for Director" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders that is anticipated to be filed on March 15, 2004 pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in
Part I, Item 1 of this report and is set forth in the Company's definitive proxy statement for its 2004 annual meeting of stockholders that is anticipated to be filed on March 15, 2004 pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers. The code of business conduct and ethics is posted on the Company's website at http://rogerscorporation.com/. The Company intends to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, principal financial officer and principal accounting officer (or others performing similar functions) by posting such information on its website.

Item 11.      EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" and "Executive Compensation" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders that is anticipated to be filed on March 15, 2004 pursuant to Section 14(a) of the Exchange Act.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions "Stock Ownership of Management", "Beneficial Ownership of More Than Five Percent of Rogers Stock", and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders that is anticipated to be filed on March 15, 2004 pursuant to Section 14(a) of the Exchange Act.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to form 10-K, there is hereby incorporated by reference the information with respect to certain relationships and related transactions set forth in Note D under the caption "Summarized Financial Information of Unconsolidated Joint Ventures and Related Party Transactions" on pages 43-44 of the 2003 annual report to shareholders.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption "Fees of Independent Auditors" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders that is anticipated to be filed on March 15, 2004 pursuant to Section 14(a) of the Exchange Act.

                                     PART IV


Item 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)- The following consolidated  financial statements of Rogers
                Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the fiscal year ended December 28, 2003 are incorporated by reference in
                Item 8:

                    Consolidated Balance Sheets - December 28, 2003 and
                     December 29, 2002
                    Consolidated Statements of Income - Fiscal Years Ended
                     December 28, 2003, December 29, 2002, and December 30, 2001
                    Consolidated Statements of Shareholders' Equity - Fiscal
                     Years Ended December 28, 2003, December 29, 2002, and December 30, 2001
                    Consolidated  Statements of Cash Flows - Fiscal Years Ended
                     December 28, 2003, December 29, 2002, and December 30, 2001
                    Notes to Consolidated Financial Statements - December 28,
                     2003

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

   (3) Exhibits required to be filed by Item 601 of Regulation S-K, and by Item 15-c below:

 2 Stock Purchase Agreement, dated September 30, 2003, among 3M Company, 3M Innovative Properties Company, Durel Corporation and Rogers Corporation for the purchase of Durel Corporation was filed as Exhibit 2.1 to the Registrant's Form 8-K filed on October 15, 2003*.

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

 3i By-Laws of the Company as amended on March 28, 1991, September 10, 1991, June 22, 1995, April 25, 2002 and June 19, 2002. The March 28, 1991,
     September 10, 1991 and June 22, 1995, amendments were filed as Exhibit 3i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the 1995 Form 10-K)*. The April 25, and June 19, 2002 amendments were filed as Exhibit 3i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002*.

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

 10c Rogers Corporation 2004 Annual Incentive Compensation Plan** (2004) is filed herewith.

 10d Rogers  Corporation 1988 Stock Option Plan** (as amended December 17, 1988,
     September 14, 1989, October 23, 1996, April 18, 2000, June 21, 2001, August
     22, 2002, and December 5, 2002). The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*. The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment are filed herewith.

 10e Rogers  Corporation  1990 Stock Option  Plan** (as restated and amended on
     October 18, 1996, December 21, 1999, amended on April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, and December 5, 2002). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10e to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment are filed herewith.

 10f Rogers  Corporation  Deferred  Compensation  Plan** (1983) was filed as
     Exhibit O to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

 10g Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit
     10e to the 1987 Form 10-K*.

 10h Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on October 17, 1996, amended on December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, and December 5, 2002). The 1994 plan, as amended and restated on October 17, 1996, was filed as Exhibit 10h to the 1996 Form 10-K*. The 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment are filed herewith.

 10i Rogers Corporation  Voluntary Deferred  Compensation Plan for Non-Employee
     Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999, October 7, 2002, and December 5,
     2002). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The December 5, 2002 amendment is filed herewith.

 10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees**
     (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999, October 7, 2002, and December 5, 2002). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10- K*. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10j to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The December 5, 2002 amendment is filed herewith.

 10k Rogers  Corporation  Long-Term  Enhancement  Plan for Senior  Executives of
     Rogers Corporation** (December 18, 1997*, as amended April 4, 2000, October 7, 2002, and December 5, 2002). The April 4, 2000 amendment was file as
     Exhibit 10k to the 2000 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10k to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The December 5, 2002 amendment is filed herewith.

 10l Rogers Corporation 1998 Stock Incentive  Plan**(1998,  as amended September
     9, 1999,  December 21, 1999,  April 18,  2000,  June 21, 2001,  October 10,
     2001, August 22, 2002,  November 7, 2002, December 5, 2002 and February 19,
     2004). The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*. The October 10, 2001 and November 7, 2002 amendments were filed as Exhibit 10l to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, December 5, 2002 amendment and February 19, 2004 amendment is filed herewith.

 10m Multicurrency Revolving Credit Agreement dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*.

 10n Rogers Corporation Executive Supplemental Agreement** for the Chairman of the Board and Chief Executive Officer, dated December 5, 2002, was filed as Exhibit 10n to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *.

 10o Rogers Corporation Pension and Restoration Plan** (as amended and restated March 10, 2004). The March 10, 2004 amendment is filed herewith.

 13 Portions of the Rogers Corporation 2003 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K.

 21  Subsidiaries of the Registrant.

 23a Consent of Independent Auditors.

 23b Consent of Independent Auditors.

 31a Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

 31b Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer.

 31c Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Office.

 32a Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32b Certification  of Chief  Operating  Officer Pursuant to 18 U.S.C. Section
     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32c Certification  of Chief  Financial Officer Pursuant  to 18 U.S.C. Section
     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 33a 2002 Financial Statements for the Company's former joint venture with 3M, Durel Corporation, were filed as the Exhibit 99.3 to Registrant's Annual Report on Form 10-K for the fiscal year-ended December 29, 2002*.

 33b Unaudited  Financial  Statements for the nine-month  period ended September
     30,  2003  for  the  Company's   former   joint  venture  with   3M,  Durel
     Corporation.

* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**   Management Contract.


(b)  Reports on Form 8-K filed for the three months ended December 28, 2003:

     An amended Form 8-K was filed on December 12, 2003 with respect to the Company's acquisition of Durel Corporation.

     An amended Form 8-K was filed on November 21, 2003 with respect to the Company's Third Quarter Earnings Release.

     A Form 8-K was filed on October 15, 2003 with respect to the Company's Third Quarter Earnings Release.

     A Form 8-K was filed on October 15, 2003 with respect to the Company's acquisition of Durel Corporation.

(c) Exhibits - The response to this portion of Item 15 is submitted within Item 15(a)(3) of this report.

(d)  Financial Statement Schedule

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES


                                                         Charged to         Charges
                                     Balance at        (Reduction of)        Taken           Other        Balance at
                                    Beginning of     Costs and Expenses     Against      (Deductions)       End of
(Dollars in thousands)                 Period                              Allowance      Recoveries        Period
                                   ---------------- --------------------- ------------- ---------------- -------------

Allowance for Doubtful Accounts:

December 28, 2003                           $1,102                  $349         $(41)            $(36)        $1,446
December 29, 2002                            1,363                 (200)         (154)               93         1,102
December 30, 2001                            1,804                 (390)          (80)               29         1,363


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ROGERS CORPORATION
                                                   (Registrant)



Date:  March 12, 2003               By   /s/James M. Rutledge
                                         --------------------
                                    James M. Rutledge
                                    Vice President, Finance  and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.


By  /s/ Walter E. Boomer             Chairman of the Board of Directors and
    --------------------               Chief Executive Officer
        Walter E. Boomer

By  /s/ Robert D. Wachob             President and Chief Operating Officer
    --------------------
        Robert D. Wachob

By  /s/ James M. Rutledge            Vice President, Finance and Chief
    ---------------------              Financial Officer
        James M. Rutledge           (Principal Financial and Accounting Officer)

By  /s/ Leonard M. Baker             Director
    --------------------
        Leonard M. Baker

By  /s/ Harry H. Birkenruth          Director
    -----------------------
        Harry H. Birkenruth

By  /s/ Edward L. Diefenthal         Director
    ------------------------
        Edward L. Diefenthal

By   /s/ Gregory B. Howey            Director
    ---------------------
         Gregory B. Howey

By  /s/ Leonard R. Jaskol            Director
    ---------------------
        Leonard R. Jaskol

By  /s/ Eileen S. Kraus              Director
    --------------------
        Eileen S. Kraus

By  /s/ William E. Mitchell          Director
    -----------------------
        William E. Mitchell

By  /s/ Robert G. Paul               Director
    --------------------
        Robert G. Paul