Form 10-Q
period 2004-04-04
ROGERS CORP
filed 2004-05-14
CIK 84748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         -------------------------------
                                    FORM 10-Q
                         -------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 4, 2004

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________


                          Commission file number 1-4347

                         -------------------------------

                               ROGERS CORPORATION
             (Exact name of Registrant as specified in its charter)

                         -------------------------------

       Massachusetts                                          06-0513860
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut         06263-0188
   (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (860) 774-9605
                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X    No
    -------  --------------

The number of shares outstanding of the Registrant's common stock as of April 30, 2004 was 16,568,744.

--------------------------------------------------------------------------------

                               ROGERS CORPORATION
                                    FORM 10-Q
                                  April 4, 2004


                                      INDEX
                                      -----

                                                                                                                 Page No.
                                                                                                                 --------
Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

      Condensed Consolidated Statements of Income                                                                      3

      Condensed Consolidated Statements of Financial Position                                                          4

      Condensed Consolidated Statements of Cash Flows                                                                  5

      Notes to Condensed Consolidated Financial Statements                                                          6-12

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                                         13-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                   16

Item 4.  Controls and Procedures                                                                                      16

Part II - Other Information

Item 1.  Legal Proceedings                                                                                            17

Item 4.  Submission of Matters to a Vote of Security Holders                                                          17

Item 6.  Exhibits and Reports on Form 8-K                                                                          17-18

Signatures                                                                                                            18

Exhibits

Amendment to Section 9.5 of the Rogers Corporation Executive Supplemental
             Retirement Agreement                                                                             Exhibit 4.1

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                Exhibit 31.1/31.2

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                       Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

                               ROGERS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands, except per share amounts)(Unaudited)


                                                                                    Three Months Ended

                                                                                 April 4,               March 30,
                                                                                   2004                    2003
                                                                                  ------                  -------

Net Sales                                                                        $  97,670           $   51,878

Cost of Sales                                                                       64,285               35,390
Selling and Administrative Expenses                                                 14,895                9,701
Research and Development Expenses                                                    4,641                2,838
                                                                              ------------         ------------
Total Costs and Expenses                                                            83,821               47,929
                                                                               -----------          -----------

Operating Income                                                                    13,849                3,949

Equity Income in Unconsolidated Joint Ventures                                       1,289                2,542
Other Income less Other Charges                                                      1,092                1,086
Interest Income, Net                                                                    78                   75
                                                                           ---------------      ---------------

Income Before Income Taxes                                                          16,308                7,652

Income Taxes                                                                         4,077                1,913
                                                                             -------------      --------------

Net Income                                                                     $    12,231         $      5,739
                                                                               ===========         ============

Net Income Per Share:

    Basic                                                                      $     0.76          $       0.37
                                                                            =============         =============

    Diluted                                                                    $     0.72          $       0.36
                                                                            =============        ==============

Weighted average shares outstanding:

    Basic                                                                      16,176,715            15,571,819
                                                                               ==========            ==========

    Diluted                                                                    16,973,190            16,038,416
                                                                               ==========            ==========

The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (Dollars in thousands)(Unaudited)

                                                                             April 4,                     December 28,
                                                                               2004                             2003
                                                                               ----                             ----
Assets
Current Assets:
    Cash and Cash Equivalents                                            $    33,237                        $    31,476
    Short-term Investments                                                     3,005                              3,005
    Accounts Receivable, Net                                                  58,723                             52,981
    Account Receivable, Joint Ventures                                         2,196                              3,178
    Note Receivable, Current                                                   2,100                              2,100
    Inventories                                                               32,219                             27,501
    Current Deferred Income Taxes                                              4,914                              4,914
    Other Current Assets                                                       1,681                              1,942
                                                                       -------------                        -----------
           Total Current Assets                                              138,075                            127,097
                                                                         -----------                          ---------

Notes Receivable, Long-Term                                                    7,800                              7,800
Property, Plant and Equipment, Net of Accumulated
    Depreciation of $109,529 and $104,885                                    132,589                            131,157
Investments in Unconsolidated Joint Ventures                                   9,321                             10,741
Pension Asset                                                                  6,886                              6,886
Goodwill                                                                      18,186                             16,697
Other Intangible Assets                                                        7,671                              8,424
Other Assets                                                                   7,111                              5,638
                                                                       -------------                       ------------
           Total Assets                                                   $  327,639                          $ 314,440
                                                                          ==========                          =========

Liabilities and shareholders' equity
Current Liabilities:
    Accounts Payable                                                      $   19,561                         $   20,442
    Accrued Employee Benefits and Compensation                                11,732                             13,359
    Accrued Income Taxes Payable                                              13,710                              9,104
    Other Accrued Liabilities                                                  6,271                              7,118
                                                                         -----------                        -----------
           Total Current Liabilities                                          51,274                             50,023
                                                                          ----------                         ----------

Noncurrent Deferred Income Taxes                                              10,281                             14,058
Noncurrent Pension Liability                                                  14,916                             14,909
Noncurrent Retiree Health Care and Life Insurance Benefits                     6,198                              6,198
Other Long-Term Liabilities                                                    2,484                              2,383

Shareholders' Equity:
    Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued
        Shares 16,526,871 and 16,326,229                                      16,527                             16,326
    Additional Paid-In Capital                                                45,968                             43,261
    Retained Earnings                                                        186,551                            174,320
    Accumulated Other Comprehensive Income                                     5,037                              4,895
Treasury Stock (319,954 and 330,516 shares)                                  (11,597)                           (11,933)
                                                                         ------------                       ------------
           Total Shareholders' Equity                                        242,486                            226,869
                                                                         -----------                         ----------

           Total Liabilities and Shareholders' Equity                     $  327,639                          $ 314,440
                                                                          ==========                          =========


The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)


                                                                                                Three Months Ended

                                                                                          April 4,               March 30,
                                                                                             2004                   2003
                                                                                            ------                 ------

OPERATING ACTIVITIES:
  Net Income                                                                            $    12,231              $  5,739
  Adjustments to Reconcile Net Income to Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                           4,789                 3,392
      Deferred Income Taxes                                                                  (1,371)                   --
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                                                  (1,289)               (2,542)
      Loss on Disposition of Assets                                                              --                   250
      Noncurrent Pension and Postretirement Benefits                                          1,442                (1,665)
      Other, Net                                                                             (1,318)                 (195)
      Changes in Operating Assets and Liabilities, Net of Effects of
       Acquisition of Businesses
            Accounts Receivable                                                              (5,389)                 (390)
            Accounts Receivable, Joint Ventures                                                 982                  (345)
            Inventories                                                                      (4,312)                  175
            Other Current Assets                                                                187                  (334)
            Accounts Payable and Accrued Expenses                                              (662)               (1,486)
                                                                                         -----------           -----------

             Net Cash Provided By Operating Activities                                        5,290                 2,599

INVESTING ACTIVITIES:
Capital Expenditures                                                                         (6,640)               (3,744)
Acquisition of Business, Net                                                                 (3,005)                   --
Investments in Unconsolidated Joint Ventures and Affiliates                                   2,744                 1,633
Short-Term Investments                                                                           --                 4,592
Other Investing Activities                                                                       --                   369
                                                                                       ------------            ----------

            Net Cash (Used in) Provided by Investing Activities                              (6,901)                2,850

FINANCING ACTIVITIES:
Proceeds from Sale of Capital Stock, Net                                                      2,943                   404
Proceeds from Disposition of Treasury Stock                                                     298                   258
                                                                                        -----------            ----------

            Net Cash Provided by Financing Activities                                         3,241                   662

Effect of Exchange Rate Changes on Cash                                                         131                  (224)
                                                                                        -----------           ------------

Net Increase in Cash and Cash Equivalents                                                     1,761                 5,887

Cash and Cash Equivalents at Beginning of Year                                               31,476                22,300
                                                                                          ---------            ----------

Cash and Cash Equivalents at End of Quarter                                                $ 33,237             $  28,187
                                                                                           ========             =========



The accompanying notes are an integral part of the condensed financial statements.


                               ROGERS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year. For further information regarding Rogers Corporation's (the "Company" or "Rogers") accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2003.

The Company uses a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year. Fiscal 2004 is a 53-week year ending on January 2, 2005. The Company included the extra week in its first quarter results.

Certain prior period amounts have been reclassified to conform to the current period classification.

Income Taxes

The Company's effective tax rate was 25% for the three months ended April 4, 2004 and March 30, 2003. Income taxes paid were $480,050 and $99,000 in the first three months of 2004 and 2003, respectively. The effective tax rate continued to benefit from foreign tax credits, research and development credits, and favorable tax rates on certain foreign sales income.

Inventories

Inventories were as follows:

                                                                                 April 4,             December 28,
         (Dollars in thousands)                                                    2004                    2003
                                                                                   ----                    ----

      Raw materials                                                            $    5,819             $    6,230
      Work in process and finished goods                                           26,400                 21,271
                                                                               ----------             ----------
                                                                               $   32,219             $   27,501
                                                                               ==========             ==========

Comprehensive Income

Comprehensive income, net of related tax, for the first three months ended were as follows:

      (Dollars in thousands)                                                       2004                   2003
                                                                                   ----                   ----

      Net income                                                               $   12,231             $    5,739
      Foreign currency translation adjustments                                        142                    840
                                                                               ----------             ----------
         Comprehensive income                                                  $   12,373             $    6,579
                                                                               ==========             ==========

Accumulated balances related to each component of Accumulated Other Comprehensive Income as of April 4, 2004 and December 28, 2003 were as follows:

           (Dollars in thousands)                                               2004                      2003
                                                                                ----                      ----

      Foreign currency translation adjustments                                $     9,051               $   8,909
      Minimum pension liability                                                    (4,014)                 (4,014)
                                                                              ------------              ----------
      Accumulated Other Comprehensive Income                                  $     5,037                 $ 4,895
                                                                              ===========                 =======

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. The adoption of FIN-46 did not have a material impact on the Company's financial statements.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Company was required to adopt the provisions of FIN 46-R in the first quarter of 2004. As a result of its review, the Company determined that it had one variable interest entity ("VIE"); however, the Company determined that it was not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46-R. The VIE identified by the Company is Polyimide Laminate Systems, LLC ("PLS"), a 50% owned joint venture with Mitsui Chemicals, Inc. The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999. Sales of PLS were approximately $22.6 million in fiscal 2003 and $5.2 million and $2.4 million in the first quarter of 2004 and 2003, respectively. The Company's maximum exposure to loss as a result of its involvement with PLS is limited to its equity investment, which was approximately $40,000 at April 4, 2004.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", for the first three months ended:

         (In thousands, except per share amounts)                                     2004                 2003
                                                                                      ----                -------

           Numerator:
           Net income                                                           $        12,231      $        5,739

         Denominator:
            Denominator for basic earnings per share -
               Weighted-average shares                                                   16,177              15,572

           Effect of dilutive stock options                                                 796                 466
                                                                              -----------------     ---------------

           Denominator for diluted earnings per
              share - adjusted weighted-average
              shares and assumed conversions                                             16,973              16,038
                                                                                 ==============       =============

         Basic earnings per share                                              $           0.76    $           0.37
                                                                               ===============       ==============

         Diluted earnings per share                                            $           0.72    $           0.36
                                                                                ===============     ==============


Note C - Stock-Based Compensation

Under various plans, the Company may grant stock and stock options to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation costs for stock options are generally not reflected in net income as options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the three month periods ended April 4, 2004 and March 30, 2003 would have been reduced to the pro forma amounts indicated below:

    (Dollars in thousands, except per share amounts)                             2004                2003
                                                                                 ----                ----

Net income, as reported                                                        $   12,231          $    5,739
    Less:  Total stock-based compensation expense determined
           under Black-Scholes option pricing model, net of
           related tax effect                                                         857                 645
                                                                             ------------         -----------

    Pro-forma net income                                                        $  11,374           $   5,094
                                                                                =========           =========

    Basic earnings per share:
            As reported                                                           $  0.76             $  0.37
            Pro-forma                                                                0.70                0.33

    Diluted earnings per share:
            As reported                                                           $  0.72             $  0.36
            Pro-forma                                                                0.67                0.32

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

Note D - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the three-month periods ended April 4, 2004 and March 30, 2003 are:


                                                         Pension Benefits                     Other Benefits
(Dollars in thousands)                               2004              2003             2004              2003
                                                     ----              ----             ----              ----

Service cost                                      $   1,022        $     683           $   126            $ 103
Interest cost                                         1,613            1,530               133              115
Expected return on plan assets                       (1,799)          (1,432)               --               --
Amortization of prior service cost                      125              177                --               --
Amortization of net (gain) loss                         194              202                28               --
                                                 ----------       ----------         ---------        ---------
Net periodic benefit cost                          $  1,155         $  1,160           $   287           $  218
                                                   ========         ========           =======           ======

Employer Contributions

As previously disclosed in its financial statements for the year ended December 28, 2003, the Company will most likely make a voluntary contribution to its qualified defined benefit pension plans in 2004 for an amount consistent with the trend established in prior years (voluntary contributions approximated $5.6 million and $3.2 million for the full year in 2003 and 2002, respectively). As of April 4, 2004, the Company has not made any such new contributions to its pension plans.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported herein do not reflect the impact of this legislation. Financial Accounting Standards Board Staff Position No. 106-1 permits companies to defer the recognition of the new Medicare provisions' impact due to unresolved questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters related to the Act. The final accounting guidance, once available, could require changes to previously reported information.

Note E - Segment Information

The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the three-month periods ended April 4, 2004 and March 30, 2003:


                                    Printed               Polymer               High
                                    Circuit               Materials &           Performance
         (Dollars in millions)      Materials             Components            Foams                Total
         ----------------------------------------------------------------------------------------------------------

         2004
         Net Sales                   $ 45.1                  $30.5                $  22.1           $  97.7
         Operating Income               8.5                    4.7                    0.6              13.8

         2003
         Net Sales                    $24.2                  $10.4                  $17.3           $  51.9
         Operating Income (Loss)        2.6                   (0.7)                   2.1               4.0


Inter-segment sales, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the sales data in the previous table.

Note F - Joint Ventures

As of April 4, 2004, the Company had four joint ventures, each 50% owned, which are accounted for by the equity method of accounting. Equity income of $1.3 million and $2.5 million for the first three months ended in 2004 and 2003 is included on the consolidated statements of income. Each of the joint ventures is described below:

     Joint Venture                                            Location                  Business Segment
     -------------                                            --------                  ----------------
     Rogers Inoac Corporation                                 Japan                     High Performance Foams
     Rogers Inoac Suzhou Corporation                          China                     High Performance Foams
     Polyimide Laminate Systems, LLC                          U.S.                      Printed Circuit Materials
     Rogers Chang Chun Technology Co., Ltd.                   Taiwan                    Printed Circuit Materials


The summarized financial information for these joint ventures is included in the following table for the three-month periods ended April 4, 2004 and March 30, 2003. Note that there is a difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures due primarily to two factors. First, the Company's major initial contribution to one of the joint ventures was technology that was valued differently by the joint venture than it was on the Company's books. Secondly, the translation of foreign currency denominated investments at current rates differs from that at historical rates. Correspondingly, there is a difference between the Company's recorded investment in the unconsolidated joint ventures and a 50% share of the locally recorded equity of those joint ventures. Financial information for the three month period ended March 30, 2003 includes the Company's 50% interest in its former joint venture, Durel Corporation, which became 100% owned by Rogers on September 30, 2003 and is included in the Company's fourth quarter 2003 consolidated results. Results for the three month periods ended April 4, 2004 and March 30, 2003 are as follows:

         (Dollars in thousands)                               2004                        2003
                                                              ----                        ----

         Net sales                                         $ 13,874                    $ 34,037
         Gross profit                                         6,033                      12,930
         Net income                                           1,851                       4,765

Sales made to unconsolidated joint ventures by the Company were immaterial in all periods presented above.

Note G - Commitments and Contingencies

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

In the fourth quarter of 2002, the Company sold its Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the first quarter of 2004, the Company learned that the Environmental Protection Agency ("EPA") could require the Company to perform additional remediation at the site. The Company's updated estimates for this remediation range from its initial estimate of $500,000 (if the Company is only required to perform the amount of remediation initially anticipated) to $2 million if the EPA requires additional remediation. In accordance with FAS 5, "Accounting for Contingencies", the Company continues to carry a reserve of $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. The Company will continue to monitor this situation as more information regarding the remediation becomes available.

The Company is currently involved as a potentially responsible party ("PRP") in four cases involving waste disposal sites. These proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. Where it has been possible to make a reasonable estimate of the Company's liability, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In recent years, the Company has worked with the Connecticut Department of Environmental Protection ("CT DEP") related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, 2002, and 2003, and will continue to monitor the site for the next two years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2.6 million prior to 2004 and charged $2.5 million against this provision. In the first quarter of 2004, expenses of approximately $10,000 have been charged against the provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims against numerous industrial companies. The Company has been named, along with hundreds of other industrial companies, as a defendant in some of these cases. The Company strongly believes it has valid defenses to these claims and intends to defend itself vigorously. In addition, the Company believes that it has sufficient insurance to cover all material costs associated with these claims. Based upon past claims experience and available insurance coverage, management believes that the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

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

Note H - Restructuring

On January 21, 2004, the Company announced that it would cease operations at its Windham, Connecticut facility by the end of 2004. The manufacturing operations for Rogers' molded polyurethane materials and its nitrile rubber floats, currently manufactured at the plant, are being relocated to the Company's facility in Suzhou, China. Charges associated with this transaction are projected to be slightly above $2 million and relate to severance that will be paid to employees upon termination.

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", the Company recorded a $0.6 million restructuring charge in the first quarter of 2004 which is included in selling and administrative expenses on the income statement. The additional estimated costs are expected to be recognized in the financial statements during the remainder of 2004. No actual costs have been incurred to date.

Note I - Related Parties

In 2001, the Company acquired certain assets of Cellect LLC ("Cellect"), including intellectual property rights, inventory and customer lists. In connection with this acquisition, the Company entered into various operating and financing agreements with Cellect to purchase certain production from Cellect while the Company completed construction of a plant facility in Carol Stream, Illinois to manufacture the products acquired from Cellect. The Company has a note receivable and accounts receivable from Cellect of $1.8 million and $2.4 million, respectively, at April 4, 2004 as compared to $1.8 million and $2.9 million, respectively, at December 28, 2003. These receivables relate to these agreements that allow the Company to provide, at its discretion, advances to Cellect to support its supply requirements to the Company. Any residual amount in accounts receivable is due at the conclusion of the supply agreement (currently June 30, 2004). The note receivable is due in January 2007, which corresponds to the date upon which any earn-out payments under the acquisition agreement are due. The risk of collection on these balances is mitigated by the Company's production purchases from Cellect, right of offset on production purchases and any earn-out payments, as well as the Company's security interest in substantially all the assets of Cellect as collateral on the note arrangement.

Note J - Acquisitions and Divestitures

KF Inc.

On January 31, 2004, the Company acquired KF Inc. ("KF"), a Korean manufacturer of liquid level sensing devices for the automotive market, through a stock purchase agreement for approximately $3.5 million. The acquisition allows the Company to position itself for further growth and expansion in the float business in Asia. Under the terms of the agreement, KF is a wholly owned subsidiary of Rogers and was included in the Company's consolidated results beginning on January 31, 2004. The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". As such, the purchase price was allocated to the acquired assets as of the date of acquisition. The following table summarizes the estimated fair values of the acquired assets as of the date of acquisition:

                                                                                  (Dollars in thousands)

                           Cash                                                          $     495
                           Accounts receivable                                                 255
                           Inventory                                                           406
                           Property, plant and equipment                                       404
                           Intangible assets                                                 2,689
                           Other assets                                                         94
                                                                                       -----------
                               Total assets                                                  4,343
                           Accounts payable and other accruals                                 435
                           Deferred tax liability                                              358
                           Other liabilities                                                    50
                                                                                        ----------
                               Total liabilities                                               843
                                                                                         ---------
                           Purchase price                                                  $ 3,500
                                                                                           =======

Due to the insignificant effect of KF on Rogers' consolidated statement of financial position and operating results, no pro-forma information has been presented.

Durel Corporation

On September 30, 2003, the Company acquired from 3M Company ("3M") its 50% interest in Durel Corporation, a joint venture of Rogers and 3M, for $26 million in cash plus $0.5 million in closing costs. Effective September 30, 2003, the operations of Durel were fully integrated and consolidated into Rogers Corporation. The new business unit is called the Durel division and its financial and operating results are included in Rogers' Polymer Materials and Components business segment. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations", and the purchase price was allocated to assets and liabilities based on their respective fair values as of the date of acquisition. In the first quarter of 2004, the Company finalized its purchase price accounting as follows:

                                                                                  (Dollars in thousands)

                           Cash                                                          $   4,172
                           Accounts receivable                                               4,353
                           Inventory                                                         4,525
                           Property, plant and equipment                                    10,385
                           Intangible assets                                                 1,291
                           Other assets                                                      1,363
                                                                                        ----------
                               Total assets                                                 26,089
                           Accounts payable and other accruals                               3,800
                           Accrued income taxes payable                                      1,111
                           Pension liability                                                 2,363
                           Deferred tax liability                                            1,799
                                                                                        ----------
                               Total liabilities                                             9,073
                                                                                        ----------
                           Fair value of assets acquired                                    17,016
                           Basis difference in carrying value of Durel investment            3,387
                           Elimination of deferred tax liability related to Durel            6,097
                                                                                        ----------
                           Purchase price                                                 $ 26,500
                                                                                          ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are discussed in greater detail in Rogers' 2003 Form 10-K filed with the Securities and Exchange Commission and incorporated by reference. Such factors could cause actual results to differ materially from those in the forward-looking statements.

Results of Operations - Three months ended April 4, 2004 vs. three months ended March 30, 2003

(Dollars in millions)                                                      First Quarter                           .
                                             -----------------------------------------------------------------------

                                                                    2004           2003        Change       % Change
                                                                 ---------------------------------------------------
Net Sales                                                         $  97.7        $  51.9     $  45.8          88.2%
Manufacturing Margins                                                34.2%          31.8%        2.4%           7.6%
Selling and Administrative Expenses                               $  14.9       $    9.7    $    5.2          53.6%
Research and Development Expenses                                     4.6            2.8         1.8          64.3%
Operating Profit                                                     13.8            4.0         9.8         245.0%
Equity Income in Unconsolidated Joint Ventures                        1.3            2.5        (1.2)       (48.0)%

Net Sales

Net sales for the first quarter of 2004 were $97.7 million as compared to $51.9 million in the first quarter of 2003, an increase of 88%. Net sales in the first quarter of 2004 included $18.2 million from the Durel division that was acquired in the fourth quarter of 2003. Excluding Durel, net sales increased $27.6 million, or 53%, compared to the first quarter of 2003. Each of Rogers' business segments reported significant increases in net sales as compared to the comparable period in 2003. The Company's Printed Circuit Materials, Polymer Materials and Components, and High Performance Foams segments reported increases of 86%, 193%, and 28%, respectively, over the first quarter of 2003. See "Segment Analysis" below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 31.8% in the first quarter of 2003 to 34.2% in the first quarter of 2004. The increase in margin is attributable to the impact of significantly higher revenues in the first quarter of 2004, affording the Company higher leverage on overhead investments, and a favorable change in sales mix with increased sales in the Company's higher margin product lines. These favorable effects from sales, coupled with the Company's continued productivity improvements, were partially offset by the costs associated with the establishment of additional manufacturing operations in Suzhou, China and Carol Stream, Illinois.

Selling and Administrative Expenses

Selling and administrative expenses for the first three months of 2004 were $14.9 million, an increase of $5.2 million over the first three months of 2003. This increase was primarily due to the inclusion of the Durel division in the first quarter of 2004 ($2.5 million) and higher incentive compensation costs ($1.0 million). Selling and administrative expenses as a percentage of sales improved to 15.3% in the first quarter of 2004 from 18.7% in the first quarter of 2003. This improvement is attributable to the increased sales volume in the first quarter of 2004 as well as the Company's ability to leverage its overhead structure to attain such growth while managing costs.

Research and Development Expenses

Research and development expenses increased $1.8 million to $4.6 million in the first quarter of 2004 as compared to $2.8 million in the first quarter of 2003. As a percentage of sales, research and development expenses were 4.8% of sales in the first quarter of 2004 as compared to 5.5% in the comparable prior period. The rate decline as compared to the prior year is a result of the increase in sales in the first quarter of 2004 and timing of development projects. The Company expects its research and development spending rate to increase to its targeted 6% of sales rate by the end of 2004, as it is increasing its investment in development activity at its Durel division and in other technology initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $2.5 million in the first quarter of 2003 to $1.3 million in the first quarter of 2004. The decrease was primarily due to the acquisition of Durel, which had contributed $2.1 million to equity income in the first quarter of 2003 but was included in the Company's consolidated results in the fourth quarter of 2003. Equity income from the Company's joint ventures other than Durel increased $0.9 million from the first quarter of 2003 to the first quarter of 2004 primarily due to the increased sales volume at the Company's joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd.

Income Taxes

The effective tax rate in the first quarter of 2004 and 2003 was 25%. The tax rate has continued to benefit from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Segment Analysis

 (Dollars in millions)                                                     First Quarter                           .
                                             -----------------------------------------------------------------------

                                                                    2004           2003        Change       % Change
                                                                 ---------------------------------------------------
Printed Circuit Materials:
     Net Sales                                                    $  45.1        $  24.2     $  20.9            86%
     Operating Profit                                                 8.5            2.6         5.9           227%

Polymer Materials & Components:
     Net Sales                                                       30.5           10.4        20.1           193%
     Operating Profit                                                 4.7           (0.7)        5.4           771%

High Performance Foams:
     Net Sales                                                       22.1           17.3         4.8            28%
     Operating Profit                                                 0.6            2.1        (1.5)         (71)%


Sales in the Printed Circuit Materials segment increased 86% from $24.2 million in the first quarter of 2003 to $45.1 million in the first quarter of 2004. This dramatic increase is attributable to strong sales of high frequency laminates into the accelerating wireless infrastructure market as more third generation
(3G) base stations are built, as well as continued strength in the satellite television receiver market. Also, the Company is experiencing a significant increase in its flexible circuit laminate sales with the ramp-up of key cell phone programs, particularly in the clam shell, flip style handsets, as well as cell phones containing other feature-rich designs, such as integrated cameras.

The Polymer Materials and Components segment had sales of $30.5 million in the first quarter of 2004, an increase of $20.1 million from sales of $10.4 million in the first quarter of 2003. This increase is mainly due to the inclusion of $18.2 million in sales from the Durel division in the first quarter of 2004. The Durel division experienced a 12.6% decline in sales as compared to the prior comparable period in 2003 as a result of the expected end of life on certain cell phone programs, partially offset by increasing business in the automotive market. Durel also shipped its first flexible electroluminescent lamp products late in the first quarter of 2004 for a smart phone application. The remainder of the increase in sales is attributable to an increase in the Company's power distribution bus bar business and non-woven products.

First quarter 2004 sales in the High Performance Foams segment were $22.1 million, an increase of 28% as compared to $17.3 million in the first quarter of 2003. Quarterly sales records for both the PORON(R) urethane and BISCO(R) silicone foam product lines drove this increase. The Company also had increased sales in its industrial, consumer and automotive applications, which was helped further by an improved U.S. economy, as well as continued growth in Asia.

Financial Condition

Rogers' financial condition continued to be strong in the first quarter of 2004 as cash and cash equivalents increased $1.7 million to $33.2 million from $31.5 million at December 28, 2003. This increase was driven by the strength of the Company's operations, including its joint ventures, and partially offset by capital expenditures of $6.6 million and a net cash payment of $3.0 million for the acquisition of KF Inc. The Company's capital expenditures for the first quarter of 2004 relate primarily to its continuing investment in its manufacturing facilities in Carol Stream, Illinois and Suzhou, China. Capital expenditures for the comparable period in 2003 were $3.7 million and finished at $17.9 million for the year. The Company expects its capital expenditures to approach $35.0 million in fiscal 2004.

The Company's cash flow from operations was $5.3 million for the first quarter of 2004 as compared to $2.6 million for the first quarter of 2003. The increase was attributable to higher net income in the first quarter of 2004 ($12.2 million in 2004 as compared to $5.7 million in 2003) and a contribution of $3.1 million to its pension plans in the first quarter of 2003. These favorable effects were partially offset by increases in accounts receivable and inventory, which increased $5.7 million and $4.7 million, respectively, from December 28, 2003. These increases are commensurate with the higher sales volume in the first quarter of 2004 and the Company's efforts to ramp up inventory on-hand to meet future customer needs.

Management believes that cash on hand and internally generated funds will be sufficient to meet the near term, regular needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50 million, or the equivalent, in certain other foreign currencies. There were no borrowings under this agreement at April 4, 2004 and December 28, 2003.

Restructuring

On January 21, 2004, the Company announced that it would cease operations at its Windham, Connecticut facility by the end of 2004. The manufacturing operations for Rogers' molded polyurethane materials and its nitrile rubber floats, currently manufactured at the plant, are being relocated to the Company's facility in Suzhou, China. Charges associated with this transaction are projected to be slightly above $2 million and are related to severance that will be paid to employees upon termination.

Contingencies

In the fourth quarter of 2002, the Company sold its Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the first quarter of 2004, the Company learned that the Environmental Protection Agency could require the Company to perform additional remediation at the site. The Company's updated estimates for this remediation range from its initial estimate of $500,000 (if the Company is only required to perform the amount of remediation initially anticipated) to $2 million if the EPA requires additional remediation. In accordance with FAS 5, "Accounting for Contingencies", the Company continues to carry a reserve of $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. The Company will continue to monitor this situation as more information regarding the remediation becomes available.

During the first quarter of 2004, there were no other material developments relative to environmental matters or other contingencies, except as discussed above (refer to Note G to the unaudited condensed consolidated financial statements for ongoing environmental and contingency matters). The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company's contractual obligations during the first quarter of 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future effect on the Company's financial condition or results of operations.

Related Parties

In 2001, the Company acquired certain assets of Cellect LLC ("Cellect"), including intellectual property rights, inventory and customer lists. In connection with this acquisition, the Company entered into various operating and financing agreements with Cellect to purchase certain production from Cellect while the Company completed construction of a plant facility in Carol Stream, Illinois to manufacture the products acquired from Cellect. The Company has a note receivable and accounts receivable from Cellect of $1.8 million and $2.4 million, respectively, at April 4, 2004 as compared to $1.8 million and $2.9 million, respectively, at December 28, 2003. These receivables relate to these agreements that allow the Company to provide, at its discretion, advances to Cellect to support its supply requirements to the Company. Any residual amount in accounts receivable is due at the conclusion of the supply agreement (currently June 30, 2004). The note receivable is due in January 2007, which corresponds to the date upon which any earn-out payments under the acquisition agreement are due. The risk of collection on these balances is mitigated by the Company's production purchases from Cellect, right of offset on production purchases and any earn-out payments, as well as the Company's security interest in substantially all the assets of Cellect as collateral on the note arrangement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers' exposure to market risk during the first quarter of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers' Annual Report contained in Form 10K for the fiscal year 2003.

Item 4.  Controls and Procedures

a. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting the Company's management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

Part II - Other Information

Item 1.      Legal Proceedings

See Note G, "Commitments and Contingencies", to the condensed consolidated financial statements in Part I, Item 1 of the Form 10-Q.

Item 4.      Submission of Matters to a Vote of Security Holders

(a) Rogers' Annual Meeting of Stockholders was held on April 29, 2004.

(b) The matters voted upon and the results of the vote are as follows:

1. To fix the number of persons constituting the full board of directors at nine:

                           For               Against          Abstentions
                           ---               -------          -----------
                          14,395,499           4,027             11,124

2.       Election of Directors:

                                        Number of Shares
                                        ----------------

                         Name                            For               Withheld
                         ----                            ---               --------
                         Leonard M. Baker              13,481,454           929,196
                         Walter E. Boomer              14,058,224           352,426
                         Edward L. Diefenthal          14,329,335            81,315
                         Gregory B. Howey              14,329,335            81,315
                         Leonard R. Jaskol             14,326,274            84,376
                         Eileen S. Kraus               14,317,979            92,671
                         William E. Mitchell           14,326,190            84,460
                         Robert G. Paul                14,329,335            81,315
                         Robert D. Wachob              14,328,919            81,731

3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 2, 2005:

                           For               Against          Abstentions
                           ---               -------          -----------
                          14,014,926          384,480            11,244

4. To amend the second sentence of Article II, Section 2 of the By-Laws to extend the retirement age of directors from the age of seventy to the age of seventy-two:

                           For               Against          Abstentions
                           ---               -------          -----------
                          14,201,761          170,117            38,772

Item 6.       Exhibits and Reports on Form 8-K

(a) List of Exhibits:

Exhibit 4.1 Amendment dated as of January 1, 2004 to Section 9.5 of the Rogers Corporation Executive Supplemental Retirement Agreement dated as of December 5, 2002
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed for the three months ended April 4, 2004:

A Form 8-K was filed on January 6, 2004 with respect to the Company's update of previously released fourth quarter 2003 earnings guidance.
A Form 8-K was filed on January 22, 2004 with respect to the ceasing of operations at the Company's Windham, Connecticut manufacturing facility. A Form 8-K was filed on January 30, 2004 with respect to the Company entering into an agreement with KF Inc. to acquire KF Inc.'s nitrile butadiene rubber float business.
A Form 8-K was filed on February 5, 2004 with respect to the Company's fourth quarter and fiscal year 2003 earnings release.
A Form 8-K was filed on April 1, 2004 with respect to the Company's appointment of Robert D. Wachob as Chief Executive Officer and a member of the Board of Directors.

Items 2, 3 and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ROGERS CORPORATION
                           (Registrant)




                           /s/ James M. Rutledge
                           ---------------------
                           James M. Rutledge
                           Vice President Finance, Chief Financial Officer and Treasurer
                           (Principal Financial and Accounting Officer)

Dated:  May 14, 2004