Form 10-Q
period 2004-07-04
ROGERS CORP
filed 2004-08-12
CIK 84748

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         _______________________________
                                    FORM 10-Q
                         _______________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 4, 2004

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________


                          Commission file number 1-4347
                         _______________________________

                               ROGERS CORPORATION
             (Exact name of Registrant as specified in its charter)
                         _______________________________

          Massachusetts                                          06-0513860
   (State or other jurisdiction of                           (I. R. S. Employer
   incorporation or organization)                            Identification No.)


P.O. Box 188, One Technology Drive, Rogers, Connecticut            06263-0188
           (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (860) 774-9605
                         _______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

The number of shares outstanding of the Registrant's common stock as of July 30, 2004 was 16,743,633.

--------------------------------------------------------------------------------

                               ROGERS CORPORATION
                                    FORM 10-Q
                                  July 4, 2004


                                      INDEX
                                      -----

                                                                                                                 Page No.
                                                                                                                 --------

Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Statements of Income                                                                 3

           Condensed Consolidated Statements of Financial Position                                                     4

           Condensed Consolidated Statements of Cash Flows                                                             5

           Notes to Condensed Consolidated Financial Statements                                                     6-13

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                                         14-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                   19

Item 4.  Controls and Procedures                                                                                      19

Part II - Other Information

Item 1.  Legal Proceedings                                                                                            20

Item 6.  Exhibits and Reports on Form 8-K                                                                             20

Signature                                                                                                             20

Exhibits

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

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                      Exhibit 32


Part I - Financial Information

Item 1.  Financial Statements

                                                          ROGERS CORPORATION
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (Dollars in thousands, except per share amounts)(Unaudited)



                                                        Three Months Ended      Six Months Ended

                                                    July 4,        June 29,     July 4,        June 29,
                                                     2004            2003        2004           2003
                                                     ----            ----        ----           ----

Net Sales                                       $    93,323    $    49,159  $   190,993    $   101,037

Cost of Sales                                        61,657         34,433      125,941         69,823
Selling and Administrative Expenses                  13,402          9,115       28,896         18,816
Research and Development Expenses                     4,926          2,810        9,569          5,648
                                                     ------         ------      -------         ------
Total Costs and Expenses                             79,985         46,358      164,406         94,287
                                                     ------         ------      -------         ------

Operating Income                                     13,338          2,801       26,587          6,750

Equity Income in Unconsolidated Joint Ventures        1,897          1,412        3,186          3,952
Other Income less Other Charges                         478          2,680        2,170          3,768
Interest Income, Net                                     22             56          100            131
                                                     ------         ------      -------         ------

Income Before Income Taxes                           15,735          6,949       32,043         14,601

Income Taxes                                          3,934          1,737        8,010          3,650
                                                     ------         ------      -------         ------

Net Income                                      $    11,801    $     5,212  $    24,033    $    10,951
                                                ===========    ===========  ===========    ===========

Net Income Per Share:

    Basic                                       $      0.72    $      0.33  $      1.48    $      0.70
                                                ===========    ===========  ===========    ===========

    Diluted                                     $      0.68    $      0.32  $      1.40    $      0.68
                                                ===========    ===========  ===========    ===========

Weighted Average Shares Outstanding:

    Basic                                        16,389,617     15,742,203   16,283,166     15,647,087
                                                ===========    ===========  ===========    ===========

    Diluted                                      17,247,002     16,304,949   17,110,131     16,161,759
                                                ===========    ===========  ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                          ROGERS CORPORATION
                                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                   (Dollars in thousands)(Unaudited)

                                                                             July 4,                      December 28,
                                                                               2004                           2003
                                                                               ----                           ----
Assets
Current Assets:
    Cash and Cash Equivalents                                            $    25,730                        $    31,476
    Short-term Investments                                                     8,000                              3,005
    Accounts Receivable, Net                                                  60,403                             52,981
    Account Receivable, Joint Ventures                                         3,312                              3,178
    Note Receivable, Current                                                   2,100                              2,100
    Inventories                                                               36,971                             27,501
    Current Deferred Income Taxes                                              4,914                              4,914
    Other Current Assets                                                       1,584                              1,942
                                                                               -----                              -----
           Total Current Assets                                              143,014                            127,097

Notes Receivable, Long-Term                                                    6,300                              7,800
Property, Plant and Equipment, Net of Accumulated
    Depreciation of $113,325 and $104,885                                    135,297                            131,157
Investments in Unconsolidated Joint Ventures                                  15,812                             10,741
Pension Asset                                                                  6,886                              6,886
Goodwill                                                                      21,220                             16,697
Other Intangible Assets                                                        7,453                              8,424
Other Assets                                                                   5,874                              5,638
                                                                               -----                              -----
           Total Assets                                                   $  341,856                          $ 314,440
                                                                          ==========                          =========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable                                                      $   19,134                         $   20,442
    Accrued Employee Benefits and Compensation                                14,254                             13,359
    Accrued Income Taxes Payable                                              11,943                              9,104
    Other Accrued Liabilities                                                  4,573                              7,118
                                                                               -----                              -----
           Total Current Liabilities                                          49,904                             50,023

Noncurrent Deferred Income Taxes                                              10,593                             14,058
Noncurrent Pension Liability                                                  14,522                             14,909
Noncurrent Retiree Health Care and Life Insurance Benefits                     6,198                              6,198
Other Long-Term Liabilities                                                    2,383                              2,383

Shareholders' Equity:
    Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued
        Shares 16,743,724 and 16,326,229                                      16,744                             16,326
    Additional Paid-In Capital                                                49,846                             43,261
    Retained Earnings                                                        198,352                            174,320
    Accumulated Other Comprehensive Income                                     4,559                              4,895
    Treasury Stock (308,904 and 330,516 shares)                              (11,245)                           (11,933)
                                                                               -----                              -----
           Total Shareholders' Equity                                        258,256                            226,869
                                                                               -----                              -----

           Total Liabilities and Shareholders' Equity                     $  341,856                          $ 314,440
                                                                          ==========                          =========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                          ROGERS CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands) (Unaudited)


                                                                                                Six Months Ended

                                                                                            July 4,             June 29,
                                                                                             2004                  2003
                                                                                             ----                  ----

OPERATING ACTIVITIES:
---------------------
  Net Income                                                                            $    24,033           $    10,951
  Adjustments to Reconcile Net Income to Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                           9,004                 7,027
      Deferred Income Taxes                                                                    (954)                   --
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                                                  (3,186)               (3,952)
      Noncurrent Pension and Postretirement Benefits                                         (2,884)               (8,293)
      Other, Net                                                                             (1,491)                 (500)
      Changes in Operating Assets and Liabilities, Net of Effects of
       Acquisition of Businesses:
            Accounts Receivable                                                              (7,259)                 (988)
            Accounts Receivable, Joint Ventures                                                (133)                  215
            Inventories                                                                      (9,159)                  659
            Other Current Assets                                                                273                   (95)
            Accounts Payable and Accrued Expenses                                             1,838                 2,883
                                                                                              -----                 -----

             Net Cash Provided By Operating Activities                                       10,082                 7,857

INVESTING ACTIVITIES:
--------------------
Capital Expenditures                                                                        (13,538)               (8,266)
Short-Term Investments                                                                       (4,995)                6,628
Acquisition of Business, Net                                                                 (3,005)                   --
Investments in Unconsolidated Joint Ventures and Affiliates, Net                             (1,794)                1,633
Other Investing Activities                                                                       --                   568
                                                                                                ---                   ---

            Net Cash (Used in) Provided by Investing Activities                             (23,332)                  563

FINANCING ACTIVITIES:
---------------------
Proceeds from Sale of Capital Stock, Net                                                      6,837                 1,492
Proceeds from Disposition of Treasury Stock                                                     719                   258
                                                                                                ---                   ---

            Net Cash Provided by Financing Activities                                         7,556                 1,750

Effect of Exchange Rate Changes on Cash                                                         (52)                  170

Net (Decrease) Increase in Cash and Cash Equivalents                                         (5,746)               10,340

Cash and Cash Equivalents at Beginning of Year                                               31,476                22,300
                                                                                             ------                ------

Cash and Cash Equivalents at End of Quarter                                                $ 25,730             $  32,640
                                                                                           ========             =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
--------------------------------------------------------
Exchange of Note Receivable as Partial Payment for Acquired Business                      $   1,833        $           --
                                                                                          =========        ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.


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

Income Taxes

The Company's effective tax rate was 25% for the three and six-month periods ended July 4, 2004 and June 29, 2003. Income taxes paid were $4.2 million and $0.5 million in the first six months of 2004 and 2003, respectively. The effective tax rate continued to include benefits from foreign tax credits, research and development credits, and favorable tax rates on certain foreign sales income.

Inventories

Inventories were as follows:

                                                   July 4,       December 28,
         (Dollars in thousands)                      2004           2003
                                                     ----           ----
      Raw materials                              $    8,083      $    6,230
      Work in process and finished goods             28,888          21,271
                                                     ------          ------
                                                 $   36,971      $   27,501
                                                 ==========      ==========

Comprehensive Income

Comprehensive income, net of related tax, was as follows:

                                                                   Three-Months Ended                Six-Months Ended
                                                                    July 4,      June 29,         July 4,           June 29,
(Dollars in thousands)                                               2004           2003           2004                2003
                                                                     ----           ----           ----                ----

      Net income                                                 $   11,801     $    5,212         $  24,033       $ 10,951
      Foreign currency translation adjustments                          471          1,477              (336)         2,324
                                                                        ---          -----              ----          -----
         Comprehensive income                                    $   12,272      $   6,689        $   23,667      $  13,275
                                                                 ==========      =========        ==========      =========

Accumulated balances related to each component of Accumulated Other Comprehensive Income were as follows:

                                                                                July 4,               December 28,
           (Dollars in thousands)                                                2004                      2003
                                                                                 ----                      ----

      Foreign currency translation adjustments                                $     8,573               $   8,909
      Minimum pension liability                                                    (4,014)                 (4,014)
                                                                                   ------                  ------
      Accumulated Other Comprehensive Income                                  $     4,559                 $ 4,895
                                                                              ===========                 =======

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51," ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

In December 2003, the FASB issued FIN 46 (revised December 2003),
"Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Company was required to adopt the provisions of FIN 46-R in the first quarter of 2004. As a result of its review, the Company determined that it had one variable interest entity ("VIE"); however, the Company determined that it was not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46-R. The VIE identified by the Company was Polyimide Laminate Systems, LLC ("PLS"), a 50% owned joint venture with Mitsui Chemicals, Inc. The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999. Sales of PLS were approximately $3.4 million and $5.7 million in the second quarter of 2004 and 2003, respectively, and $12.1 million and $8.6 million in the first six months of 2004 and 2003, respectively. The Company's maximum exposure to loss as a result of its involvement with PLS is limited to its equity investment, which was approximately $40,000 at July 4, 2004, and to trade receivables that cannot be collected due to customer insolvency.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", for the periods indicated:

                                                                 Three-Months Ended                     Six-Months Ended
         (In thousands, except per share amounts)              July 4,            June 29,             July 4,          June 29,
                                                                2004               2003                 2004              2003
                                                                ----               ----                 ----              ----

        Numerator:
           Net income                                      $     11,801        $     5,212        $     24,033       $     10,951

        Denominator:
           Denominator for basic earnings per share -
              Weighted-average shares                            16,390             15,742              16,283             15,647

           Effect of dilutive stock options                         857                563                 827                515
                                                                    ---                ---                 ---                ---

           Denominator for diluted earnings per
              share - adjusted weighted-average
              shares and assumed conversions                     17,247             16,305              17,110             16,162
                                                                 ======             ======              ======             ======

         Basic earnings per share                          $       0.72        $      0.33      $         1.48       $       0.70
                                                           ============        ===========      ==============       ============

         Diluted earnings per share                        $       0.68        $      0.32      $         1.40       $       0.68
                                                           ============        ===========      ==============       ============


Note C - Stock-Based Compensation

Under various plans, the Company may grant stock and stock options to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation costs for stock options are generally not reflected in net income as options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. However, stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share for the periods indicated would have been reduced to the pro-forma amounts indicated below:

                                                                 Three-Months Ended                       Six-Months Ended
         (In thousands, except per share amounts)              July 4,            June 29,             July 4,          June 29,
                                                                2004               2003                 2004             2003
                                                                ----               ----                 ----             ----

Net income, as reported                                      $   11,801         $    5,212          $   24,033        $    10,951
Less:  Total stock-based compensation expense
        determined under Black-Scholes option
        pricing model, net of related tax effect                  6,640                636               7,497              1,281
                                                                  -----                ---               -----              -----

Pro-forma net income                                        $     5,161          $   4,576           $  16,536          $   9,670
                                                            ===========          =========           =========          =========



Basic earnings per share:
            As reported                                         $  0.72            $  0.33             $  1.48            $  0.70
            Pro-forma                                              0.31               0.29                1.02               0.62

    Diluted earnings per share:
            As reported                                         $  0.68            $  0.32             $  1.40            $  0.68
            Pro-forma                                              0.30               0.28                0.97               0.60

The effects on pro-forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years, due to such things as the vesting period of the stock options, the variation each year in the number of stock options granted, and the potential variations in the assumptions used in the Black-Scholes model for calculating pro-forma compensation expense.

An average vesting period of three years was used for the assumption regarding stock options issued, except for approximately 328,000 options that were issued in the second quarter of 2004 that vest immediately. These options increased second quarter 2004 pro-forma stock based compensation expense by approximately $5.7 million, or $0.33 per pro-forma diluted share. Shares obtained through the exercise of options issued under this grant can be sold after the fourth anniversary of the grant date. Regular options granted to officers and other key U.S. employees usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

Note D - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

                                                         Pension Benefits                             Other Benefits
                                                         ----------------                             --------------
                                               Three-Months           Six-Months               Three-Months        Six-Months
                                                  Ended                 Ended                     Ended               Ended
(Dollars in thousands)                      2004        2003       2004       2003           2004       2003      2004    2003
                                            ----        ----       ----       ----           ----       ----      ----    ----

Service cost                               $  1,022     $   683    $ 2,044     $1,366       $  126     $  103    $  252   $  206
Interest cost                                 1,613       1,529      3,226      3,059          133        115       266      230
Expected return on plan assets               (1,798)     (1,433)    (3,597)    (2,865)          --         --        --       --
Amortization of prior service cost              125         177        250        354           --         --        --       --
Amortization of net (gain) loss                 193         203        387        405           28         --        56       --
                                                ---         ---        ---        ---           --         --        --       --
Net periodic benefit cost                  $  1,155    $  1,159    $ 2,310    $ 2,319       $  287     $  218   $   574   $  436
                                           ========    ========    =======    =======       ======     ======   =======   ======

Employer Contributions

As previously disclosed in its financial statements for the year-ended
December 28, 2003, the Company will most likely make a voluntary contribution to its qualified defined benefit pension plans in 2004 (voluntary contributions approximated $5.6 million and $3.2 million for the full year in 2003 and 2002, respectively). As of July 4, 2004, the Company has not made any such new contributions to its pension plans.

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

Note E - Segment Information

The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the periods indicated:


                                                Three-Months Ended                                   Six-Months Ended
         (Dollars in millions)          July 4, 2004            June 29, 2003                 July 4, 2004        June 29, 2003
                                        ------------            -------------                 ------------        -------------

         Printed Circuit Materials
              Net Sales                     $ 47.5                  $ 22.0                      $ 92.6                 $ 46.2
              Operating Income                11.5                     0.9                        20.0                    3.5

         Polymer Materials & Components
              Net Sales                     $ 24.0                  $ 10.1                      $ 54.5                 $ 20.5
              Operating Income (Loss)          0.5                    (0.6)                        4.7                   (1.3)

         High Performance Foams
              Net Sales                      $21.8                  $ 17.1                      $ 43.9                 $ 34.3
              Operating Income                 1.3                     2.5                         1.9                    4.6

         Total
              Net Sales                     $ 93.3                  $ 49.2                     $ 191.0                $ 101.0
              Operating Income                13.3                     2.8                        26.6                    6.8


Inter-segment sales have been eliminated from the sales data in the previous table.

Note F - Joint Ventures

As of July 4, 2004, the Company had four joint ventures, each 50% owned, which are accounted for by the equity method of accounting. Equity income of $3.2 million and $4.0 million for the first six months ended in 2004 and 2003 is included on the consolidated statements of income. Each of the joint ventures is described below:

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

The summarized financial information for these joint ventures is included in the following table for the six-month periods ended July 4, 2004 and June 29, 2003. Note that there is a difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures due primarily to two factors. First, the Company's major initial contribution to one of the joint ventures was technology that was valued differently by the joint venture than it was on the Company's books. Secondly, the translation of foreign currency denominated investments at current rates differs from that at historical rates. Financial information for the six-month period ended June 29, 2003 includes the Company's 50% interest in its former joint venture, Durel Corporation, which became 100% owned by Rogers on September 30, 2003, after which date its operating results are included in the Company's consolidated results. Results for the six-month periods ended July 4, 2004 and June 29, 2003 are as follows:

         (Dollars in thousands)            2004                        2003
                                           ----                        ----
         Net sales                      $ 36,405                    $ 61,070
         Gross profit                     12,685                      22,157
         Net income                        6,653                       7,461

Sales made to unconsolidated joint ventures by the Company were immaterial in all periods presented above.

Note G - Commitments and Contingencies

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

In the fourth quarter of 2002, the Company sold its Moldable Composites
Division located in Manchester, Connecticut to Vyncolit North America Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the first quarter of 2004, the Company learned that the Connecticut Department of Environmental Protection ("CT DEP") could require the Company to perform additional remediation at the site. The Company's updated estimates for this remediation range from its initial estimate of $500,000 (if the Company is only required to perform the amount of remediation initially anticipated) to $2 million if the CT DEP requires additional remediation. In accordance with FAS 5, "Accounting for Contingencies", the Company continues to carry a reserve of $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. The Company will continue to monitor this situation as more information regarding the remediation becomes available.

The Company is currently involved as a potentially responsible party
("PRP") in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. In circumstances in which an estimate of the Company's liability is both probable and estimable, a provision has been established. Insurance proceeds have only been taken into account when they have been confirmed by or received from the insurance company. Actual costs to be incurred in future periods may vary from these estimates. Based on facts presently known to it, the Company does not believe that the outcome of these proceedings will have a material adverse effect on its financial position.

In recent years, the Company has worked with the CT DEP related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, 2002, and 2003, and will continue to monitor the site for the next two years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2.6 million prior to 2004 and charged $2.5 million against this provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

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

Note H - Restructuring

On January 21, 2004, the Company announced that it would cease operations at its Windham, Connecticut facility by the end of 2004. The manufacturing operations for Rogers' molded polyurethane materials and its nitrile rubber floats, currently manufactured at the plant, are being relocated to the Company's facility in Suzhou, China. Charges associated with this transaction are projected to be approximately $2 million and relate primarily to severance that will be paid to employees upon termination, which is expected to be through the remainder of 2004.

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", the Company has recorded a $1.0 million restructuring charge in 2004, including $0.4 million in the second quarter of 2004, which is included in selling and administrative expenses on the income statement. The additional estimated costs are expected to be recognized in the financial statements during the remainder of 2004. Actual costs charged against the reserve to date have not been significant.

Note I - Related Parties

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC ("Cellect"), including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out in five years based upon performance. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million, which will be payable to Cellect no later than September 30, 2004. The obligation will be satisfied through a payment of cash and the exchange of a $1.8 million note receivable the Company had from Cellect. In accordance with SFAS No. 141, the $3.0 million was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

As of July 4, 2004, the Company had accounts receivable from Cellect of $2.8 million, which primarily represents advanced payments for production in connection with the Company's toll manufacturing agreement with Cellect. Any residual amount in accounts receivable is due at the conclusion of that agreement, which is August 31, 2004.

Note J - Acquisitions

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


                                                        (Dollars in thousands)

     Cash                                                          $     495
     Accounts receivable                                                 255
     Inventory                                                           406
     Property, plant and equipment                                       404
     Intangible assets                                                 2,689
     Other assets                                                         94
                                                                          --
         Total assets                                                  4,343
     Accounts payable and other accruals                                 435
     Deferred tax liability                                              358
     Other liabilities                                                    50
                                                                          --
         Total liabilities                                               843
                                                                         ---
     Purchase price                                                  $ 3,500
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


                                                          (Dollars in thousands)

     Cash                                                          $   4,172
     Accounts receivable                                               4,353
     Inventory                                                         4,525
     Property, plant and equipment                                    10,385
     Intangible assets                                                 1,291
     Other assets                                                      1,363
                                                                       -----
         Total assets                                                 26,089
     Accounts payable and other accruals                               3,800
     Accrued income taxes payable                                      1,111
     Pension liability                                                 2,363
     Deferred tax liability                                            1,799
                                                                       -----
         Total liabilities                                             9,073
     Fair value of assets acquired                                    17,016
     Basis difference in carrying value of Durel investment            3,387
     Elimination of deferred tax liability related to Durel            6,097
                                                                       -----
     Purchase price                                                 $ 26,500
                                                                    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are discussed in greater detail in Rogers' 2003 Form 10-K filed with the Securities and Exchange Commission and are incorporated by reference herein. Such factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or to a change in its expectations.

Results of Operations - Three months ended July 4, 2004 vs. three months ended June 29, 2003

(Dollars in millions)                                                           Second Quarter                           .
                                                              -------------------------------------------------------
                                                                    2004           2003        Change       % Change
                                                              -------------------------------------------------------
Net Sales                                                         $  93.3        $  49.2     $  44.1            90%
Manufacturing Margins                                               33.9%          30.0%        3.9%            13%
Selling and Administrative Expenses                               $  13.4       $    9.1    $    4.3            47%
Research and Development Expenses                                     4.9            2.8         2.1            75%
Operating Profit                                                     13.3            2.8        10.5           375%
Equity Income in Unconsolidated Joint Ventures                        1.9            1.4         0.5            36%

Net Sales

Net sales for the second quarter of 2004 were $93.3 million as compared to $49.2 million in the second quarter of 2003, an increase of 90%. Net sales in the second quarter of 2004 included $11.9 million from the Durel division that was acquired in the fourth quarter of 2003. Excluding Durel, net sales increased $32.2 million, or 66%, compared to the second quarter of 2003. Each of Rogers' business segments reported significant increases in net sales as compared to the comparable period in 2003. The Company's Printed Circuit Materials, Polymer Materials and Components, and High Performance Foams segments reported increases of 116%, 138%, and 28%, respectively, over the second quarter of 2003. See "Segment Analysis" below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 30.0% in the second quarter of 2003 to 33.9% in the second quarter of 2004. The increase in margin is attributable to the impact of significantly higher revenues in the second quarter of 2004, affording the Company higher leverage on overhead investments, and a favorable change in sales mix with increased sales in the Company's higher margin product lines. These favorable effects from sales, coupled with the Company's continued productivity improvements, were partially offset by the costs associated with the establishment of additional manufacturing operations in Suzhou, China and Carol Stream, Illinois.

Selling and Administrative Expenses

Selling and administrative expenses for the second quarter of 2004 were $13.4 million, an increase of $4.3 million over the second quarter of 2003. This increase was primarily due to the inclusion of the Durel division in the second quarter of 2004 ($2.3 million) and higher sales commissions and incentive compensation costs ($0.8 million). Selling and administrative expenses as a percentage of sales improved to 14.4% in the second quarter of 2004 from 18.5% in the second quarter of 2003. This improvement is attributable to the increased sales volume in the second quarter of 2004 as well as the Company's ability to leverage its overhead structure to attain such growth while managing costs.

Research and Development Expenses

Research and development expenses increased $2.1 million to $4.9 million in the second quarter of 2004 from $2.8 million in the second quarter of 2003. As a percentage of sales, research and development expenses were 5.3% of sales in the second quarter of 2004 as compared to 5.7% in the comparable prior period. The rate decline as compared to the prior year is a result of the increase in sales in the second quarter of 2004 and timing of development projects. The Company targets a research and development spending rate of 6% of sales and expects the rate to trend upward by the end of 2004 as it is continuing to invest in development activity at its Durel division and in other technology initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased from $1.4 million in the second quarter of 2003 to $1.9 million in the second quarter of 2004. The increase was primarily due to the strong performance of the Company's joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. ("RCCT"), offset by the acquisition of Durel, which had contributed $1.1 million to equity income in the second quarter of 2003 but was included in the Company's consolidated results beginning in the fourth quarter of 2003.

Income Taxes

The effective tax rate in the second quarter of 2004 and 2003 was 25%. The tax rate has continued to include benefits from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Results of Operations - Six months ended July 4, 2004 vs. six months ended June 29, 2003

(Dollars in millions)                                                        First Six Months                           .
                                                              -------------------------------------------------------
                                                                    2004           2003        Change       % Change
                                                              -------------------------------------------------------
Net Sales                                                         $ 191.0       $  101.0     $  90.0            89%
Manufacturing Margins                                               34.1%          30.9%        3.2%            10%
Selling and Administrative Expenses                              $   28.9      $    18.8     $  10.1            54%
Research and Development Expenses                                     9.6            5.6         4.0            71%
Operating Profit                                                     26.6            6.8        19.8           292%
Equity Income in Unconsolidated Joint Ventures                        3.2            4.0        (0.8)         (20)%

Net Sales

Net sales for the first half of 2004 were $191.0 million as compared to $101.0 million in the first half of 2003, an increase of 89%. Net sales in the first half of 2004 included $30.1 million from the Durel division that was acquired in the fourth quarter of 2003. Excluding Durel, net sales increased $59.9 million, or 59%, compared to the first half of 2003. Each of Rogers' business segments reported significant increases in net sales as compared to the comparable period in 2003. The Company's Printed Circuit Materials, Polymer Materials and Components, and High Performance Foams segments reported increases of 100%, 166%, and 28%, respectively, over the first half of 2003. See "Segment Analysis" below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 30.9% in the first half of 2003 to 34.1% in the first half of 2004. The increase in margin is attributable to the impact of significantly higher revenues in the first half of 2004, affording the Company higher leverage on overhead investments, and a favorable change in sales mix with increased sales in the Company's higher margin product lines. These favorable effects from sales, coupled with the Company's continued productivity improvements, were partially offset by the costs associated with the establishment of additional manufacturing operations in Suzhou, China and Carol Stream, Illinois.

Selling and Administrative Expenses

Selling and administrative expenses for the first six months of 2004 were $28.9 million, an increase of $10.1 million over the first six months of 2003. This increase was due in part to the inclusion of the Durel division in the first half of 2004 ($4.8 million), higher sales commissions and incentive compensation costs ($1.6 million), and restructuring charges related to the closing of the Windham, Connecticut manufacturing facility ($1.0 million). Selling and administrative expenses as a percentage of sales improved to 15.1% in the first half of 2004 from 18.6% in the first half of 2003. This improvement is attributable to the increased sales volume in the first quarter of 2004 as well as the Company's ability to leverage its overhead structure to attain such growth while managing costs.

Research and Development Expenses

Research and development expenses increased $4.0 million to $9.6 million in the first half of 2004 as compared to $5.6 million in the first half of 2003. As a percentage of sales, research and development expenses were 5.0% of sales in the first half of 2004 as compared to 5.5% in the comparable prior period. The rate decline as compared to the prior year is a result of the increase in sales in the first half of 2004 and timing of development projects. The Company targets a research and development spending rate of 6% of sales and expects the rate to trend upward by the end of 2004 as it is continuing to invest in development activity at its Durel division and in other technology initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $4.0 million in the first half of 2003 to $3.2 million in the first half of 2004. The decrease was primarily due to the acquisition of Durel, which had contributed $3.2 million to equity income in the first half of 2003 but was included in the Company's consolidated results beginning in the fourth quarter of 2003. Equity income from the Company's joint ventures other than Durel increased $2.4 million from the first six-months of 2003 to the first six-months of 2004 primarily due to the increased sales volume at RCCT.

Income Taxes

The effective tax rate in the first six months of 2004 and 2003 was 25%. The tax rate has continued to include benefits from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Segment Analysis

 (Dollars in millions)                                        Second Quarter                              First Six Months
                                                              -------------------------------------------------------

                                                                    2004           2003                2004           2003
                                                              -------------------------------------------------------
Printed Circuit Materials:
     Net Sales                                                    $  47.5        $  22.0             $  92.6          $46.2
     Operating Profit                                                11.5            0.9                20.0            3.5

Polymer Materials & Components:
     Net Sales                                                       24.0           10.1                54.5           20.5
     Operating Profit (Loss)                                          0.5           (0.6)                4.7           (1.3)

High Performance Foams:
     Net Sales                                                       21.8           17.1                43.9           34.3
     Operating Profit                                                 1.3            2.5                 1.9            4.6


Net sales of Printed Circuit Materials for the second quarter and first half of 2004 were $47.5 million and $92.6 million, respectively, an increase of 116% and 100%, respectively, compared to comparable periods in 2003. This increase is primarily attributable to strong sales of high frequency laminates into the satellite television market, and accelerating wireless infrastructure sales as more third generation (3G) base stations are built. The Company also experienced a significant increase in its flexible circuit laminate sales driven by the demand for high quality interconnects used increasingly in complex end-user products, such as high-end cell phones. Additionally, flexible circuit material sales improved as a result of greater availability of polyimide film, a key component in the flex circuit production process, and supplemental capacity provided by toll manufacturing at RCCT.

Net sales of Polymer Materials and Components increased from $10.1 million and $20.5 million for the second quarter and first half of 2003, respectively, to $24.0 million and $54.5 million for the second quarter and first half of 2004, respectively, an increase of 138% and 166%, respectively. This increase is mainly due to the inclusion of $11.9 million and $30.1 million in sales from the Durel division in the second quarter and first six months of 2004, respectively. The Durel division experienced a 13% decline in sales in the first half of 2004 as compared to the comparable period in 2003 as a result of the anticipated trend away from monochrome cell phone displays. Durel shipped its first flexible electroluminescent keypad lamp products late in the first quarter of 2004 for a smart phone application and expects this program and others to continue to ramp up through the remainder of 2004. Excluding Durel, sales in this segment increased almost 20% both in the second quarter and in the first six-months of 2004 as compared to the comparable periods in 2003. This increase is attributable to the Company's power distribution busbar business and non-woven products.

High Performance Foams net sales were $21.8 million and $43.9 million for this year's second quarter and first half, respectively, up approximately 28% from the comparable periods in 2003. PORON(R) urethane foam product sales remained strong and were up almost 37% during the first six-months of 2004 when compared to the comparable period in 2003. Strong sales of BISCO(R) silicone foam products also drove the overall increase, with industrial, transportation and computing applications all contributing to higher sales. Polyolefin foam revenues remained relatively flat as the Company continued to concentrate on completing the transition to the new facility in Carol Stream, Illinois.

Financial Condition

Rogers' financial condition continued to be strong in the first half of 2004. Cash and cash equivalents were $25.7 million at the end of the second quarter as compared to $31.5 million at December 28, 2003, a decrease of $5.8 million that is primarily attributable to the Company's transfer of approximately $5 million into its short-term investments which increased from $3 million at year-end 2003 to $8 million at the end of the second quarter 2004. The Company's strong financial condition continued to be driven by the strength of the Company's operations, including its joint ventures, partially offset by capital expenditures of $13.5 million in the first six months of 2004, a $3 million net cash payment for the acquisition of its Korean subsidiary, KF Inc., and respective capital infusions of $2.4 million and $2.1 million into its joint ventures in Taiwan, RCCT, and China, Rogers Inoac Suzhou Corporation. The Company's capital expenditures for the first half of 2004 relate primarily to its continuing investment in its manufacturing facilities in Carol Stream, Illinois and Suzhou, China. Capital expenditures for the comparable period in 2003 were $8.3 million.

The Company's cash flow from operations was $10.1 million for the first half of 2004 as compared to $7.9 million for the first half of 2003. The increase was attributable to higher net income in the first half of 2004 ($24.0 million in 2004 as compared to $11.0 million in 2003) and a contribution of $3.1 million to its pension plans in the first quarter of 2003. These favorable effects were partially offset by increases in accounts receivable and inventory, which increased $7.3 million and $9.2 million, respectively, from December 28, 2003. These increases are commensurate with the higher sales volume in the first half of 2004 and the Company's efforts to ramp up inventory to support final plant transitions in China and Carol Stream, Illinois.

Management believes that cash on hand and internally generated funds will be sufficient to meet the near term, normal recurring needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50 million, or the equivalent, in certain other foreign currencies. There were no borrowings under this agreement at July 4, 2004 and December 28, 2003.

Restructuring

On January 21, 2004, the Company announced that it would cease operations at its Windham, Connecticut facility by the end of 2004. The manufacturing operations for Rogers' molded polyurethane materials and its nitrile rubber floats, currently manufactured at the plant, are being relocated to the Company's facility in Suzhou, China. Charges associated with this transaction are projected to be slightly above $2 million and are primarily related to severance that will be paid to employees upon termination, which is expected to be through the remainder of 2004.

Contingencies

In the fourth quarter of 2002, the Company sold its Moldable Composites
Division located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the first quarter of 2004, the Company learned that the Environmental Protection Agency could require the Company to perform additional remediation at the site. The Company's updated estimates for this remediation range from its initial estimate of $500,000 (if the Company is only required to perform the amount of remediation initially anticipated) to $2 million if the EPA requires additional remediation. In accordance with FAS 5, "Accounting for Contingencies", the Company continues to carry a reserve of $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. The Company will continue to monitor this situation as more information regarding the remediation becomes available.

During the second quarter of 2004, there were no other material developments relative to environmental matters or other contingencies, except as discussed above (refer to Note G to the unaudited condensed consolidated financial statements for ongoing environmental and contingency matters). The Company has not had any material recurring costs and capital expenditures relating to environmental matters, except as specifically described in the preceding statements.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company's contractual obligations during the first six-months of fiscal 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future effect on the Company's financial condition or results of operations.

Related Parties

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC ("Cellect"), including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out in five years based upon performance. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million, which will be payable to Cellect no later than September 30, 2004. The obligation will be satisfied through a payment of cash and the exchange of a $1.8 million note receivable the Company had from Cellect. In accordance with SFAS No. 141, this amount was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

As of July 4, 2004, the Company has accounts receivable from Cellect of $2.8 million, which primarily represents advanced payments for production in connection with the Company's toll manufacturing agreement with Cellect. Any residual amount in accounts receivable is due at the conclusion of that agreement, which is August 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers' exposure to market risk during the second quarter of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers' Annual Report contained in Form 10-K for the fiscal year 2003.

Item 4.  Controls and Procedures

a. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting the Company's management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

Part II - Other Information

Item 1.      Legal Proceedings

See Note G, "Commitments and Contingencies", to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

(b)      Reports on Form 8-K filed for the three months ended July 4, 2004:

A Form 8-K was filed on April 15, 2004 with respect to the Company's appointment of Michael Cooper as Vice President, Asia.
A Form 8-K was filed on April 22, 2004 with respect to the Company's first quarter 2004 earnings release.
A Form 8-K was filed on April 29, 2004 with respect to the Company holding its annual meeting of stockholders in Hartford, CT.
A Form 8-K was filed on May 26, 2004 with respect to the grand opening of Rogers Technologies (Suzhou) Co., Ltd., a wholly owned subsidiary.


Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

Dated:  August 12, 2004