Form 10-Q
period 2004-10-03
ROGERS CORP
filed 2004-11-12
CIK 84748

--------------------------------------------------------------------------------

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

         For the quarterly period ended October 3, 2004

                                       or

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

                         -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____


The number of shares outstanding of the Registrant's common stock as of October 29, 2004 was 16,756,670.

--------------------------------------------------------------------------------

                               ROGERS CORPORATION
                                    FORM 10-Q
                                 October 3, 2004


                                      INDEX

                                                                     Page No.

Part I - Financial Information
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Statements of Income                  3

           Condensed Consolidated Statements of Financial Position      4

           Condensed Consolidated Statements of Cash Flows              5

           Notes to Condensed Consolidated Financial Statements       6-14

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           14-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     20

Item 4.  Controls and Procedures                                        21

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                              21

Item 6.  Exhibits                                                    21-22

Signature                                                               22

Exhibits
--------

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

Certifications Pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002                                     Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements




                               ROGERS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands, except per share amounts)(Unaudited)




                                                    Three Months Ended                   Nine Months Ended
                                               October 3,         September 28,       October 3,    September 28,
                                                  2004                2003              2004            2003
                                                 ------              -----              ----            ----
Net Sales                                     $    86,740   $        56,497        $   277,733    $   157,534

Cost of Sales                                      62,430            37,791            188,372        107,614
Selling and Administrative Expenses                13,447            10,269             42,343         29,085
Research and Development Expenses                   5,412             3,484             14,979          9,132
                                             ------------   ---------------        -----------    -----------
Total Costs and Expenses                           81,289            51,544            245,694        145,831
                                             ------------   ---------------        -----------    -----------

Operating Income                                    5,451             4,953             32,039         11,703

Equity Income in Unconsolidated Joint Ventures      2,265             1,969              5,451          5,918
Other Income less Other Charges                       867             1,469              3,036          5,240
Interest Income, Net                                   31                48                131            179
                                             ------------   ---------------        -----------    -----------

Income Before Income Taxes                          8,614             8,439             40,657         23,040

Income Taxes                                        2,153             2,110             10,164          5,760
                                             ------------   ---------------        -----------    -----------

Net Income                                    $     6,461   $         6,329        $    30,493    $    17,280
                                             ============   ===============        ===========    ===========
Net Income Per Share:

    Basic                                     $      0.39   $          0.40         $     1.87     $     1.10
                                             ============   ===============        ===========    ===========

    Diluted                                   $      0.38   $          0.39        $      1.78     $     1.07
                                             ============   ===============        ===========    ===========

Weighted Average Shares Outstanding:

    Basic                                      16,460,393        15,897,262         16,342,241     15,711,719
                                             ============   ===============        ===========    ===========

    Diluted                                    17,140,023        16,324,737         17,120,095     16,214,377
                                             ============   ===============        ===========    ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.



                               ROGERS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (Dollars in thousands)(Unaudited)

                                                                             October 3,                     December 28,
                                                                                2004                           2003
                                                                                ----                           ----
Assets
Current Assets:
    Cash and Cash Equivalents                                            $    27,021                        $    31,476
    Short-term Investments                                                     2,000                              3,005
    Accounts Receivable, Net                                                  58,959                             52,981
    Account Receivable, Joint Ventures                                         5,492                              3,178
    Note Receivable, Current                                                   2,100                              2,100
    Inventories                                                               42,758                             27,501
    Current Deferred Income Taxes                                              4,914                              4,914
    Other Current Assets                                                       4,612                              1,942
                                                                       -------------                        -----------
           Total Current Assets                                              147,856                            127,097

Notes Receivable, Long-Term                                                    6,300                              7,800
Property, Plant and Equipment, Net of Accumulated
    Depreciation of $117,909 and $104,885                                    137,582                            131,157
Investments in Unconsolidated Joint Ventures                                  17,974                             10,741
Pension Asset                                                                  6,886                              6,886
Goodwill                                                                      21,220                             16,697
Other Intangible Assets                                                        7,347                              8,424
Other Assets                                                                   6,069                              5,638
                                                                       -------------                       ------------
           Total Assets                                                   $  351,234                          $ 314,440
                                                                          ==========                          =========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable                                                      $   18,864                         $   20,442
    Accrued Employee Benefits and Compensation                                16,977                             15,359
    Accrued Income Taxes Payable                                              13,045                              9,104
    Other Accrued Liabilities                                                  6,413                              5,118
                                                                         -----------                        -----------
           Total Current Liabilities                                          55,299                             50,023

Noncurrent Deferred Income Taxes                                              10,663                             14,058
Noncurrent Pension Liability                                                  11,229                             14,909
Noncurrent Retiree Health Care and Life Insurance Benefits                     6,198                              6,198
Other Long-Term Liabilities                                                    2,482                              2,383

Shareholders' Equity:
    Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued
        Shares 16,763,935 and 16,326,229                                      16,764                             16,326
    Additional Paid-In Capital                                                49,905                             43,261
    Retained Earnings                                                        204,813                            174,320
    Accumulated Other Comprehensive Income                                     5,126                              4,895
    Authorized but Unissued Treasury Stock
      (308,904 and 330,516 shares)                                           (11,245)                           (11,933)
                                                                         -----------                         ----------
           Total Shareholders' Equity                                        265,363                            226,869
                                                                         -----------                         ----------

           Total Liabilities and Shareholders' Equity                     $  351,234                          $ 314,440
                                                                          ==========                          =========


The accompanying notes are an integral part of the condensed consolidated financial statements.




                               ROGERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)


                                                                                                Nine Months Ended

                                                                                          October 3,         September 28,
                                                                                             2004                  2003
                                                                                            ------                 ------

OPERATING ACTIVITIES:
  Net Income                                                                            $    30,493           $    17,280
  Adjustments to Reconcile Net Income to Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                          13,226                 9,645
      Deferred Income Taxes                                                                    (954)                   --
      Equity in Undistributed Income of Unconsolidated
      Joint Ventures, Net                                                                    (5,451)               (5,918)
      Pension and Postretirement Benefits                                                      (307)               (1,468)
      Other, Net                                                                             (1,032)                 (374)
      Changes in Operating Assets and Liabilities, Net of Effects of
       Acquisition of Businesses:
            Accounts Receivable                                                              (5,646)              (10,408)
            Accounts Receivable, Joint Ventures                                              (2,313)                   14
            Inventories                                                                     (14,791)                  408
            Other Current Assets                                                               (810)                 (298)
            Accounts Payable and Accrued Expenses                                              (485)                1,093
                                                                                         -----------            ---------

             Net Cash Provided By Operating Activities                                       11,930                 9,974

INVESTING ACTIVITIES:
Capital Expenditures                                                                        (19,951)              (11,345)
Short-Term Investments                                                                        1,005                 6,628
Acquisition of Business, Net                                                                 (3,205)                   --
Investments in Unconsolidated Joint Ventures and Affiliates, Net                             (1,794)                4,633
Other Investing Activities                                                                       --                   568
                                                                                       ------------            ----------

            Net Cash (Used in) Provided by Investing Activities                             (23,945)                  484

FINANCING ACTIVITIES:
Proceeds from Sale of Capital Stock, Net                                                      6,717                 2,374
Proceeds from Disposition of Treasury Stock                                                     719                   598
                                                                                        -----------            ----------

            Net Cash Provided by Financing Activities                                         7,436                 2,972

Effect of Exchange Rate Changes on Cash                                                         124                  (457)
                                                                                        -----------           ------------

Net (Decrease) Increase in Cash and Cash Equivalents                                         (4,455)               12,973

Cash and Cash Equivalents at Beginning of Year                                               31,476                22,300
                                                                                          ---------            ----------

Cash and Cash Equivalents at End of Quarter                                                $ 27,021             $  35,273
                                                                                           ========             =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

Exchange of Note Receivable as Partial Payment for Acquired Business                      $   1,833        $           --
                                                                                          =========        ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.


                               ROGERS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying statements of financial position and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions have been eliminated.

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

Income Taxes

The Company's effective tax rate was 25% for the three and nine-month periods ended October 3, 2004 and September 28, 2003. Income taxes paid were $4.2 million and $0.5 million in the first nine months of 2004 and 2003, respectively. The effective tax rate continued to include benefits from foreign tax credits, research and development credits, and favorable tax rates on certain foreign sales income.

Inventories

Inventories were as follows:

                                          October 3,           December 28,
         (Dollars in thousands)              2004                   2003
                                             ----                   ----
 Raw materials                            $   13,791             $    6,230
 Work in process and finished goods           28,967                 21,271
                                          ----------             ----------
                                          $  42,758               $  27,501
                                           =========              =========


Comprehensive Income

Comprehensive income, net of related tax, was as follows:
                                                                Three-Months Ended                   Nine-Months Ended
                                                            October 3,     September 28,         October 3,      September 28,
(Dollars in thousands)                                        2004               2003               2004            2003
                                                              ----               ----               ----            ----

      Net income                                             $   6,461       $   6,329           $  30,493          $  17,280
      Foreign currency translation adjustments                     560             410                 231             2,734
                                                         -------------           ------          ----------        ----------
         Comprehensive income                               $    7,021       $   6,739            $  30,724         $  20,014
                                                            ==========       =========            =========         =========

Accumulated balances related to each component of Accumulated Other
Comprehensive Income were as follows:


                                                                                October 3,              December 28,
            (Dollars in thousands)                                                2004                       2003
                                                                                --------                  --------

      Foreign currency translation adjustments                                $     9,140               $   8,909
      Minimum pension liability                                                    (4,014)                 (4,014)
                                                                              ------------              ----------
      Accumulated Other Comprehensive Income                                  $     5,126                 $ 4,895


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

In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Company was required to adopt the provisions of FIN 46-R in the first quarter of 2004. As a result of its review, the Company determined that it had one variable interest entity ("VIE"); however, the Company determined that it was not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46-R. The VIE identified by the Company was Polyimide Laminate Systems, LLC ("PLS"), a 50% owned joint venture with Mitsui Chemicals, Inc. The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999. Sales of PLS were approximately $4.6 million and $5.2 million in the third quarter of 2004 and 2003, respectively, and $13.2 million and $17.3 million in the first nine months of 2004 and 2003, respectively. The Company's maximum exposure to loss as a result of its involvement with PLS is limited to its equity investment, which was approximately $40,000 at October 3, 2004, and to its outstanding trade receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", for the periods indicated:


                                                                 Three-Months Ended                     Nine-Months Ended
         (In thousands, except per share amounts)           October 3,        September 28,         October 3,       September 28,
                                                              2004                 2003                2004               2003
                                                              ----                 ----                ----               ------

           Numerator:
           Net income                                       $     6,461        $     6,329        $     30,493       $     17,280

        Denominator:
            Denominator for basic earnings per share -
               Weighted-average shares                           16,460             15,897              16,342             15,712

           Effect of dilutive stock options                         680                428                 778                502
                                                       ----------------     --------------     ---------------      -------------

           Denominator for diluted earnings per
              share - adjusted weighted-average
              shares and assumed conversions                     17,140             16,325              17,120             16,214
                                                         ==============      =============      ==============      =============

         Basic earnings per share                      $          0.39      $         0.40     $          1.87     $         1.10
                                                       ===============      ==============     ===============     ==============

         Diluted earnings per share                     $          0.38     $         0.39     $          1.78     $         1.07
                                                        ===============     ==============     ===============     ==============



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


                                                                 Three-Months Ended                       Nine-Months Ended
         (In thousands, except per share amounts)           October 3,      September 28,         October 3,         September 28,
                                                               2004               2003               2004                2003
                                                               ----               ----               ----                ------

Net income, as reported                                   $     6,461        $    6,329          $   30,493         $    17,280
Less:  Total stock-based compensation expense
        determined under Black-Scholes option
        pricing model, net of related tax effect                1,231               598               8,728               1,879
                                                         ------------       -----------         -----------          ----------

Pro-forma net income                                      $     5,230         $   5,731           $  21,765          $   15,401
                                                          ===========         =========           =========          ==========




Basic earnings per share:
            As reported                                         $  0.39            $  0.40             $  1.87            $  1.10
            Pro-forma                                              0.32               0.36                1.33               0.98

    Diluted earnings per share:
            As reported                                         $  0.38            $  0.39             $  1.78            $  1.07
            Pro-forma                                              0.31               0.35                1.27               0.95


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

An average vesting period of three years was used for the assumption regarding stock options granted, except for options for approximately 328,000 shares that were granted in the second quarter of 2004 that vested immediately. These options increased second quarter 2004 pro-forma stock based compensation expense by approximately $5.7 million, or $0.33 per pro-forma diluted share. Shares obtained through the exercise of options issued under this grant, however, cannot be sold until after the fourth anniversary of the grant date. Regular options granted to officers and other key U.S. employees usually become exercisable in one-third increments beginning on the second anniversary of the grant date.

Note D - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:


                                                         Pension Benefits                              Other Benefits
                                                         ----------------                              --------------
                                               Three-Months           Nine-Months              Three-Months        Nine-Months
                                                  Ended                 Ended                     Ended               Ended
(Dollars in thousands)                      2004        2003       2004       2003           2004       2003      2004    2003
                                            ----        ----       ----       ----           ----       ----      ----    ----

Service cost                                 $  984     $   683    $ 2,951    $ 2,048       $  149     $  103    $  446   $  309
Interest cost                                 1,537       1,529      4,611      4,589          136        115       408      344
Expected return on plan assets               (1,768)     (1,433)    (5,303)    (4,297)          --         --        --       --
Amortization of prior service cost              125         177        376        531           --         --        --       --
Amortization of net (gain) loss                 140         203        421        608           32         --        97       --
                                         ----------  ----------  --------- ----------       -------    ------   ------   --------
Net periodic benefit cost                  $  1,018    $  1,159    $ 3,056    $ 3,479       $  317     $  218   $   951   $  653
                                           ========    ========    =======    =======       ======     ======   =======   ======


Employer Contributions

The Company made a voluntary contribution to its qualified defined benefit pension plans in the third quarter of 2004 of $1.9 million (voluntary contributions approximated $5.6 million and $3.2 million for the full year in 2003 and 2002, respectively). In addition, the Company made a contribution of $1.4 million to the Durel pension plan. The Company is in the process of terminating this plan, as eligible participants have been transferred into Rogers' plan commensurate with Rogers' acquisition of Durel.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law, introducing a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company expected the drug benefits provided to former salaried employees would qualify for this subsidy. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As provided under FSP No. 106-1, the Company elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued or until a significant event occured that ordinarily would call for the Company to remeasure the plans' assets and obligations.

In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. The Company adopted FSP No. 106-2 in the third quarter of 2004 and, as permitted, elected retroactive application to December 31, 2003 (the measurement date following enactment of the Act). Accounting for the effect of the federal subsidy will reduce the accumulated postretirement benefit obligation by $546,000 at December 31, 2003 and will reduce annual fiscal year 2004 expense by $126,000. Of the $126,000 reduction in annual fiscal 2004 expense, $49,000 is associated with the amortization of the actuarial experience gain, $34,000 is the resulting reduction in interest costs on the accumulated benefit pension obligation and $43,000 is the reduction in the current period service costs.

Note E - Segment Information

The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the periods indicated:


                                                Three-Months Ended                                   Nine-Months Ended
         (Dollars in millions)        October 3, 2004        September 28, 2003         October 3, 2004         September 28, 2003
                                      ---------------        ------------------         ---------------        -------------------

         Printed Circuit Materials
              Net Sales                     $ 45.3                  $ 30.0                     $ 137.8                 $ 76.2
              Operating Income                 7.0                     5.0                        27.0                    8.8

         Polymer Materials & Components
              Net Sales                     $ 20.7                   $ 9.2                      $ 75.3                 $ 29.7
              Operating Income (Loss)         (1.7)                   (1.2)                        2.9                   (2.2)

         High Performance Foams
              Net Sales                     $ 20.7                  $ 17.3                      $ 64.6                 $ 51.6
              Operating Income                 0.2                     1.2                         2.1                          5.1

         Total
              Net Sales                     $ 86.7                  $ 56.5                     $ 277.7                $ 157.5
              Operating Income                 5.5                     5.0                        32.0                   11.7


Inter-segment sales are immaterial and have been eliminated from the sales data in the previous table.

Note F - Joint Ventures

As of October 3, 2004, the Company had four joint ventures, each 50% owned, which are accounted for by the equity method of accounting. Equity income of $5.5 million and $5.9 million for the first nine months ended in 2004 and 2003 is included on the consolidated statements of income. Each of the joint ventures is described below:

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


The summarized financial information for these joint ventures is included in the following table for the nine-month periods ended October 3, 2004 and September 28, 2003. The is a difference between the Company's investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders' equity of the joint ventures is due primarily to two factors. First, the Company's major initial contribution to one of the joint ventures was technology that was valued differently by the joint venture than it was on the Company's books. Secondly, the translation of foreign currency denominated investments at current rates differs from that at historical rates. Financial information for the nine-month period ended September 28, 2003 includes the Company's 50% interest in its former joint venture, Durel Corporation, which became 100% owned by Rogers on September 30, 2003, after which date its operating results are included in the Company's consolidated results. Results for the nine-month periods ended October 3, 2004 and September 28, 2003 are as follows:

(Dollars in thousands)                                        2004                        2003
                                                              ----                        ----

         Net sales                                         $ 60,318                    $ 90,814
         Gross profit                                        21,419                      33,202
         Net income                                          12,057                      11,331


Sales made to unconsolidated joint ventures by the Company were immaterial in all periods presented above.

Note G - Commitments and Contingencies

The Company is subject to federal, state, and local laws and regulations concerning the environment and is currently engaged in proceedings related to such matters.

In the fourth quarter of 2002, the Company sold its Moldable Composites division located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the first quarter of 2004, the Company learned that the Connecticut Department of Environmental Protection ("CT DEP") could require the Company to perform additional remediation at the site. The Company's updated estimates for this remediation range from its initial estimate of $500,000 (if the Company is only required to perform the amount of remediation initially anticipated) to $2 million if the CT DEP requires additional remediation. In accordance with SFAS No. 5, "Accounting for Contingencies", the Company continues to carry a reserve of $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. This remediation plan is contingent upon approval by the Town of Manchester, which has an easement right on the land as a sewer line passes through the property. The town has requested that a study be performed to determine the adequacy of the remediation as it relates to the future use of the sewer line. Rogers has not yet accepted the town's request, but has estimated that the high end of the potential cost of this study, including an estimate for remediation related to the sewer line, is approximately $100,000, which will not be accrued until the study occurs and until it is deemed probable that the Company will actually incur these additional costs. The Company will continue to monitor this situation as more information regarding the remediation becomes available.

The Company is currently involved as a potentially responsible party ("PRP") in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception of all claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In addition, in all cases, the Company has been deemed by the respective PRP administrator to be a de minimus participant and only allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to it, the Company does not believe that the final outcome of these proceedings will have a material adverse effect on its financial position. As such, the Company has not recognized any material expense to date nor has it recognized any significant accruals associated with the existing or potential claims.

In recent years, the Company has worked with the CT DEP related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000, monitored the site in 2001, 2002, and 2003, and will continue to monitor the site for the next two years. On the basis of estimates prepared by environmental engineers and consultants, the Company had recorded a provision of $2.6 million prior to 2004 and charged $2.5 million of expenditures against this provision. The remaining amount in the reserve is primarily for testing, monitoring, sampling and minor residual treatment activity. Management believes, based on facts currently available, that the balance of this provision is adequate to complete the project.

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving potential soil contamination. The Company is currently in the initial stages of assessing this matter and it is not possible to determine the likelihood of a potential adverse outcome based on the facts and circumstances known to the Company at the present time.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. Similar to the situation in Korea, the Company is currently assessing this matter and is not able to determine the likelihood of a potential adverse outcome based on the facts and circumstances known to the Company at the present time.

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims against numerous industrial companies. The Company has been named, along with hundreds of other industrial companies, as a defendant in some of these claims. In most of these claims, the plaintiffs are seeking unspecified damages. The Company believes the issue stems from a small number of products that contained encapsulated asbestos, manufactured by the Company many years ago for only a limited number of applications. The Company strongly believes it has valid defenses to outstanding and potential claims and intends to continue defending itself vigorously. In addition, the Company believes that it has sufficient insurance with solvent carriers to cover all material costs associated with these claims, including legal and settlement costs. To date, the Company has not incurred any significant out-of-pocket costs in connection with these lawsuits and any settlements thereof. In addition, the Company and its insurance carriers to date have been very successful in obtaining dismissal of many cases without payment whatsoever and only in a very limited number of circumstances settled such cases for immaterial amounts. Although it is impossible to predict the outcome of pending or future claims, in light of the nature of the products involved and based upon past claims experience and unutilized insurance coverage, management believes that the resolution of these matters will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. As such, the Company has not recognized any material expense to date nor has it recognized any significant accruals associated with existing or potential claims.

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

Note H - Restructuring

On January 21, 2004, the Company announced that it would cease operations at its Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company's molded polyurethane materials and nitrile rubber floats to the Company's facility in Suzhou, China was completed in the third quarter of 2004. Charges associated with this transaction are projected to be approximately $2 million and relate primarily to severance that will be paid to employees upon termination.

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", the Company has recorded $1.4 million in restructuring charges in 2004, including $0.5 million in the third quarter of 2004, which is included in selling and administrative expenses on the income statement. The additional estimated costs are expected to be recognized in the financial statements during the remainder of 2004. Actual costs charged against the reserve to date are approximately $0.4 million.

On October 5, 2004, the Company announced a restructuring plan resulting in a headcount reduction at its Durel division. The terminations occurred early in the fourth quarter of 2004 and, as such, the Company will recognize approximately $330,000 in charges associated with severance payments that will be made to employees as a result of this plan in accordance with SFAS No. 146.

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

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect. As of October 3, 2004, the Company has accounts receivable from Cellect of $1.7 million, which primarily represents advanced payments for production in connection with the Company's toll manufacturing agreement with Cellect. In the third quarter of 2004, the Company ceased production activities at Cellect and is currently manufacturing polyolefins exclusively at its Carol Stream facility. The Company is currently finalizing its net financial position with Cellect and expects to finalize its arrangement with Cellect by the end of fiscal 2004. In accordance with SFAS No. 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

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
                                                                 ========

Note K - Subsequent Events

On October 28, 2004, the Company's Board of Directors approved the investment of up to $25 million for the purchase of shares from time to time as part of a stock buy-back program. The repurchase of shares will be determined at the Company's discretion and will be dependent on market conditions. The share buy-back program will be completed or cancelled within twelve months from the approval date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are discussed in greater detail in Rogers' 2003 Form 10-K filed with the Securities and Exchange Commission and are incorporated by reference herein. Such factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or to a change in its expectations.

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in three business segments:
High Performance Foams, Printed Circuit Materials, and Polymer Materials and Components. These segments generate revenues and cash flows through the development, manufacturing, and distribution of specialty materials that are focused on the communications, computer, imaging, transportation and consumer markets. In these markets, Rogers primarily serves as a supplier of diverse products for varied applications to multiple customers that in turn produce end-user products; as such, Rogers' business is highly dependent, although indirectly, on market demand for these end-user products. The Company's ability to forecast future sales and growth is largely dependent on management's ability to anticipate changing market conditions and how the Company's customers will react to these markets; it is also highly limited due to the short lead times demanded by the Company's customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company's sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in sales volumes or price per unit with respect to the effect on net sales.

The Company's current focus is on worldwide markets that have a growing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities in Asian markets, as evidenced by the continued growth in production at the Company's facility in Suzhou, China and expanding Asian sales offices. The Company also continues to focus on new products and emerging technologies and opportunities, such as electroluminescent lamps in cell phone keypads and polyolefin foams in water shield automotive applications. The Company has completed the move of its polyolefin manufacturing operations from St. Johnsville, New York to its new facility in Carol Stream, Illinois, which will enable the Company to focus on production efficiencies in the fourth quarter of 2004 and beyond.

During the third quarter of 2004, sales continued to be strong, increasing $30.2 million or 54% from the third quarter in 2003. Operating profit increased approximately $500,000 or 12% in the third quarter of 2004 as compared to the same prior year period. Factors that affected operating results in the third quarter of 2004 as compared to the same prior year period include: (i) the consolidation of Durel into the Company's operating results, which accounted for approximately $10.4 million in sales in 2004, but did not contribute incrementally to operating income as the operation effectively broke even due in part to a relatively lower level of sales for this business, stemming from several programs reaching end of life, and start up costs associated with a new product launch; (ii) approximately $15 million of higher sales and $2.0 million of higher operating profit in its Printed Circuit Materials segment, primarily due to the increase in sales of high frequency and flexible products; (iii) approximately $3 million of higher sales in the High Performance Foams segment driven primarily by strength in urethane foam sales into the industrial market, although operating income decreased for this segment by approximately $1.0 million due in part to final transition costs for the polyolefin foams production move to Carol Stream, Illinois; and (iv) $0.5 million in restructuring costs related to the transition of manufacturing operations of the Company's elastomer component products from Windham, Connecticut to Suzhou, China.

The Company's sales volumes are impacted and can swing significantly based on multiple factors, including, but not limited to: end user market trends, suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. The Company has experienced recent upturns and downturns due to these varied factors and while the Company has projected sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly. While the Company experienced significant sales growth in the first part of 2004 and expects to continue sequential growth in certain applications, such as urethane foams and flexible circuit materials, the Company has seen and expects to continue to experience some sequential softening in various high frequency material applications, such as satellite television receivers and power amplifiers, as many customers have increased inventories to normalize seasonal purchase requirements, and in various Durel lamp and inverter products as a number of programs come to end of life.

With regard to operating performance, as the Company's various strategic initiatives are completed, such as the shift of polyolefin operations to Carol Stream, the movement of elastomer component manufacturing to China, and the continued ramp up of other production in China, the Company expects to experience cost savings resulting from the elimination of duplicate operational costs that existed during these transitional phases and from improvements in production efficiencies as the Company completes the start up phase of these new facilities. The Company expects these events, along with other cost-saving initiatives, such as Six Sigma and the continued implementation of an enterprise wide information system, will have a positive effect on the future operating results of the Company. However, based on the dynamic nature of the Company's markets, products, and supply chain, the constant emerging operational challenges in meeting its customers evolving needs, and the expected trends in sales and product mix discussed above, the Company's expectations are for relatively consistent operating margins in the fourth quarter and incremental improvement throughout 2005.

Results of Operations

The following table sets forth, for the periods indicated, selected Company operations data expressed as a percentage of net sales.

                                                                Three Months Ended                        Nine Months Ended
                                                           October 3,        September 28,          October 3,      September 28,
                                                              2004                 2003                2004             2003
                                                              ----                 ----               ----              ----
Net Sales                                                    100.0%                100.0%             100.0%            100.0%
Manufacturing Margin                                          28.0%                 33.1%              32.2%             31.7%

Selling and Administrative Expenses                           15.6%                 18.2%              14.7%             18.5%
Research and Development Expenses                              6.2%                  6.2%               5.4%              5.8%
Operating Profit                                               6.2%                  8.7%              12.1%              7.4%

Equity Income in Unconsolidated Joint Ventures                 2.7%                  3.4%               2.0%              3.7%
Other Income                                                   1.0%                  2.7%               0.6%              3.3%

Net Income                                                     7.5%                 11.0%              11.0%             11.0%


Net sales for the third quarter of 2004 were $86.7 million as compared to $56.5 million in the third quarter of 2003, an increase of 54%. Net sales in the third quarter of 2004 included $10.4 million in sales from the Durel division that was acquired in the fourth quarter of 2003. Excluding Durel, net sales increased $19.8 million, or 35%, compared to the third quarter of 2003. On a year-to-date basis, net sales increased 76% from $157.5 million in 2003 to $277.7 million in 2004. Excluding Durel, net sales increased $79.7 million, or 51%, compared to the first nine months of 2003. Each of Rogers' business segments reported significant increases in net sales as compared to the comparable period in 2003. See "Segment Analysis" below for further discussion of segment performance.

Manufacturing margins as a percentage of sales decreased from 33.1% in the third quarter of 2003 to 28.0% in the third quarter of 2004 and increased slightly on a year-to-date basis from 31.7% in 2003 to 32.2% in 2004. The decrease in third quarter margin percentage was caused by a number of factors, including: (i) an unfavorable sales mix in the printed circuit materials segment, as sales of lower margin products out grew sales of higher margin products year on year;
(ii) transition costs associated with the shifts in manufacturing of polyolefin foams to Carol Stream, Illinois and of elastomer component products to Suzhou, China; (iii) the lack of profitability in Durel, as Durel effectively broke even due in part to relatively lower levels of sales, as several programs reached end of life, and high levels of start up costs associated with completing production for new flexible lamp keypad applications; and (iv) various production quality issues in high frequency and Durel, which have been resolved. These items were partially offset by higher third quarter revenues in high performance foams (19.7% increase) and printed circuit materials (51.0% increase). The Company anticipates that margins should remain relatively consistent in the fourth quarter of 2004 and begin to improve incrementally in 2005, partially as a result of anticipated cost savings associated with the recent shift of manufacturing operations to Illinois and China. In addition, Durel should begin to experience margin improvements through stronger sales, better yields, and lower expenses, as they finalize the start up of the new key pad lamp product launch and benefit from a restructuring program that was initiated and completed early in the fourth quarter of 2004 (see "Restructuring" section below).

Selling and administrative expenses were up 31.1%, or $3.2 million, for the third quarter of 2004 and up 40.5%, or $11.8 million for the first nine months of 2004 as compared to the same periods a year ago. This increase was primarily due to (i) the inclusion of $1.3 million and $4.2 million, respectively, in expenses from the consolidation of the Durel division in the third quarter and first nine months of 2004; (ii) incrementally higher incentive compensation and sales commission expenses in the third quarter and first nine month periods of 2004 of $1.0 million and $3.3 million, respectively, which are commensurate with higher sales and profit volumes; (iii) restructuring charges in the third quarter and first nine months of 2004 of $0.5 million and $1.4 million, respectively, incurred as a result of closing the Company's facility in Windham, Connecticut; and (iv) consulting and audit fees associated with the Company's Sarbanes-Oxley compliance of $250,000 and $600,000, respectively, in the third quarter and first nine months of 2004. Selling and administrative expenses as a percentage of sales improved to 15.6% in the third quarter of 2004 from 18.2% in the same prior year period and from 18.5% in the first nine months of 2003 to 14.7% in the first nine months of 2004. This improvement is attributable to increased sales volumes in the third quarter and first nine months of 2004, coupled with the Company's ability to leverage its overhead structure while managing costs.

Research and development expenses increased $1.9 million in the third quarter of 2004 and $5.9 million for the first nine months of 2004 from the comparable prior year periods. As a percentage of net sales, research and development expenses remained consistent at 6.2% in the third quarter of 2004 as compared to 2003 and decreased slightly for the first nine months of the year from 5.8% in 2003 to 5.4% in 2004. The Company targets a research and development spending rate of 6% of net sales and expects the current spending rate to continue through the fourth quarter of 2004 as the Company continues to invest in research and development activity in its various technology initiatives. Research and development spending is primarily targeted at developing new products and enhancing existing products in order to give the Company future opportunities and competitive advantages in a wide-variety of existing and potential markets. In general, new products typically will not have a significant market impact for at least a year from introduction.

Equity income in unconsolidated joint ventures increased from $1.9 million in the third quarter of 2003 to $2.3 million in the third quarter of 2004 and decreased in the first nine months of the year from $5.9 million in 2003 to $5.5 million in 2004. Equity income from Durel contributed $1.6 million and $4.8 million, respectively, in the third quarter and first nine months in 2003. Excluding Durel, equity income increased $2.0 million and $4.4 million, respectively, in the third quarter and first nine months in 2004 as compared to comparable prior year periods. The increase was primarily due to the strong performance of the Company's joint ventures in Taiwan, Rogers Chang Chun Technology Co., Ltd. ("RCCT"), where sales increased almost 600% from the comparable three and nine month periods in 2003, and in Japan, Rogers Inoac Corporation ("RIC"), where sales increased almost 60% and 50%, respectively, from the comparable three and nine month periods in 2003. Sales at RCCT were driven by increased market penetration, as the joint venture was effectively a start up first year entity in 2003, and at RIC by new industrial foam application wins.

The effective tax rate in the third quarter and first nine months of 2004 and 2003 was 25%. The tax rate as anticipated has continued to include benefits from foreign tax credits, research and development credits, and nontaxable foreign sales income.

Segment Analysis

 (Dollars in millions)                                                  Third Quarter                  First Nine Months
                                                                ----------------------------------------------------------
                                                                    2004           2003                2004           2003
                                                                 ---------------------------------------------------------
Printed Circuit Materials:
     Net Sales                                                    $  45.3        $  30.0            $  137.8          $76.2
     Operating Profit                                                 7.0            5.0                27.0            8.8

Polymer Materials and Components:
     Net Sales                                                       20.7            9.2                75.3           29.7
     Operating Profit (Loss)                                         (1.7)          (1.2)                2.9           (2.2)

High Performance Foams:
     Net Sales                                                       20.7           17.3                64.6           51.6
     Operating Profit                                                 0.2            1.2                 2.1            5.1



Net sales of Printed Circuit Materials for the third quarter and first nine months of 2004 were $45.3 million and $137.8 million, respectively, an increase of 51% and 81%, respectively, compared to same periods in 2003. This increase is primarily attributable to the strong sales of high frequency products, which experienced increased sales of 26% in the third quarter and 59% in the first nine months of 2004 as compared to the same periods in 2003. Demand continued to be strong in the satellite television market and in base station amplifier applications as more third generation (3G) base stations were built. However, the Company has seen some sequential softening in these markets and expects the softening to continue into the fourth quarter. The Company also experienced a significant increase in its flexible circuit product sales, which increased over 100% in the third quarter and almost 150% for the first nine months of 2004 as compared to the same periods in 2003. Sales were driven by the wireless communications and consumer electronics markets, as demand has, and appears will continue, to escalate for high quality interconnects used increasingly in complex end-user products, such as high-end cell phones.

Net sales of Polymer Materials and Components increased for the third quarter and the first nine months of 2004 by 54% and 76%, respectively, from $9.2 million and $29.7 million, respectively, to $20.7 million and $75.3 million, respectively. This increase is mainly due to the inclusion of $10.4 million and $40.5 million, respectively, in sales from the Durel division in the third quarter and first nine months of 2004 that were not included on a consolidated basis for the comparable period in 2003. The Durel division experienced a 21% decline in sales in the first nine months of 2004 as compared to the same period in 2003 as a result of the anticipated trend away from monochrome cell phone displays and some softening in varied inverter applications. Durel is currently introducing its new flexible electroluminescent keypad lamp products and is involved in several new cell phone keypad designs. During the third quarter of 2004, ramp up of this application exceeded Company expectations; however, relatively lower levels of sales, as several programs reached end of life, and continued ramp up expenses for the new programs resulted in Durel effectively breaking even for the quarter and, therefore, resulting in a nominal impact on operating income for the quarter. Excluding Durel, sales in this segment increased 12% in the third quarter and 17% in the first nine months of 2004 as compared to the comparable periods in 2003. This increase is attributable to the Company's power distribution busbar business, which experienced increased sales of almost 11% in the third quarter and 22% in the first nine months of 2004 as compared to the same periods in 2003. The increase in busbars stemmed from continued success in the electrical traction market, as well as the successful launch of a new project in the information technology market. This segment also experienced higher sales of the Company's elastomer component products, which increased 19% in the third quarter and 16% in the first nine months of 2004 as compared to the same periods in 2003. The increase in elastomer component product sales stemmed from new Asian business in the Endur(R) product line and the acquisition of the Korean float company, which contributed $0.6 million and $1.8 million to sales in the third quarter and first nine months in 2004, respectively. Operating performance, however, was negatively affected by the transition costs of the elastomer components production to China. Management anticipates this segment should see continued sales and margin improvement, although incremental and evolving sequentially, as the elastomer components transition was recently completed in the fourth quarter of 2004, coupled with anticipated continued commercial success at Durel for keypad lamp applications, and anticipated continued strength in busbar sales.

High Performance Foams net sales were $20.7 million and $64.6 million, respectively, for the third quarter and first nine months of 2004, up approximately 20% and 25%, respectively, from the comparable periods in 2003. The sales increase is attributable to the continued strength in PORON(R) urethane foam product sales, which increased 21% and 32%, respectively, in 2004 over the comparable three and nine month periods in 2003. This increase was driven by higher penetration and new program adoptions in handheld electronics, automotive, and general industrial applications, and the growth of business in China. The Company expects the strength in urethane foams to continue, although most likely not at the same escalating pace as the first nine months of 2004. Strong sales of BISCO(R) silicone foam products also drove the overall increase in this segment with sales growth of 32% and 39%, respectively, in the third quarter and first nine months of 2004 as compared to the same periods in 2003. This sales growth is primarily due to strong sales in industrial, transportation and computing applications, which is also anticipated to continue, although most likely not at the same pace. Polyolefin foam revenues remained relatively flat and are expected to remain flat in the short term as the Company has and continues to concentrate on the transition to the new facility in Carol Stream, Illinois, which was completed in the third quarter of 2004. The costs for this production shift more than mitigated the positive operating results of the urethane and silicone foam products, resulting in a net decrease in operating profit for the segment of $1.0 million and $3.0 million, respectively, in the third quarter and first nine months of 2004 as compared to the same prior year periods.

The Company expects future cost savings in productivity gains as a result of the production shift to this new facility and the ramp up of manufacturing at Carol Stream.

Financial Condition

Rogers' financial condition continued to be strong in the first nine months of 2004. Cash and cash equivalents were $27.0 million at the end of the third quarter as compared to $31.5 million at December 28, 2003. The Company's cash flow from operations increased from $10.0 million to $11.9 million from the comparable nine month period in 2004 as the Company's operations continued to be strong with year to date net income of $30.5 million, partially offset by contributions of $3.3 million to its pension plans in the third quarter of 2004 and net year-to-date increases in accounts receivable of $5.6 million and inventory of $14.8 million. These increases in working capital investments are commensurate with the higher sales volume in the first nine months of 2004, the Company's decision to secure higher allotments of raw materials from vendors to mitigate the shortage of these materials in the marketplace, and the Company's efforts to ramp up inventory in Asia to address the short lead times of its Asian customers.

Cash used in investing activities of $23.9 million consisted primarily of a $3 million net cash payment for the acquisition of its Korean subsidiary, KF Inc.; respective capital infusions of $2.4 million and $2.1 million into its joint venture in Taiwan, RCCT, and its new joint venture in China, Rogers Inoac Suzhou Corporation ("RIS"); and capital expenditures of $20.0 million, which related primarily to the continuing investment in its manufacturing facilities in Carol Stream, Illinois and in Suzhou, China. Capital expenditures for the comparable period in 2003 were $11.3 million. These amounts were partially offset by dividends received from the Company's joint ventures of $2.8 million in 2004.

Receivables from joint ventures increased from $3.2 million at the end of 2003 to $5.5 million at the end of the third quarter in 2004. During the normal course of business, the joint ventures purchase various raw and processed materials from the Company for use in production that give rise to these receivables from the joint ventures. The Company also uses RCCT, its Taiwanese joint venture, in a toll manufacturing capacity for its flexible printed circuit materials to help alleviate capacity constraints. In the third quarter of 2004, the Company issued a short-term loan for $1.5 million to its joint venture in China, Rogers Inoac Suzhou Corporation, as part of the initial funding of the new venture.

Management believes that cash on hand and internally generated funds will be sufficient to meet the near term, normal recurring needs of the business. In addition, the Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50 million, or the equivalent, in certain other foreign currencies. There were no borrowings under this agreement at October 3, 2004.

On October 28, 2004, the Company's Board of Directors approved the investment of up to $25 million for the purchase of shares from time to time as part of a stock buy-back program. The repurchase of shares will be determined at the Company's discretion and will be dependent on market conditions. While this program will decrease the amount of cash available to the Company, management still believes that cash on hand, internally generated funds and the revolving credit agreement discussed above will be adequate to meet the Company's short-term recurring operating needs.

Restructuring

On January 21, 2004, the Company announced that it would cease operations at its Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company's molded polyurethane materials and nitrile rubber floats to the Company's facility in Suzhou, China was completed in the third quarter of 2004. Charges associated with this transaction are projected to be approximately $2 million and relate primarily to severance that will be paid to employees upon termination.

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", the Company has recorded $1.4 million in restructuring charges in 2004, including $0.5 million in the third quarter of 2004, which is included in selling and administrative expenses on the income statement. The additional estimated costs are expected to be recognized in the financial statements during the remainder of 2004. Actual costs charged against the reserve to date are approximately $0.4 million.

On October 5, 2004, the Company announced a restructuring plan resulting in a headcount reduction at its Durel division. The terminations occurred early in the fourth quarter of 2004 and, as such, the Company will recognize approximately $330,000 in charges associated with severance payments that will be made to employees as a result of this plan in accordance with SFAS No. 146.

Contingencies

During the third quarter of 2004, the Company did not become aware of any material developments related to environmental matters or other contingencies (refer to Note G to the unaudited condensed consolidated financial statements in Part I, Item 1 of the Form 10-Q for ongoing environmental and contingency matters). The Company has not incurred any material recurring costs or capital expenditures related to environmental matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company's contractual obligations during the first nine months of fiscal 2004.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company's financial condition or results of operations.

Related Parties

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out in five years based upon performance. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect. As of October 3, 2004, the Company has accounts receivable from Cellect of $1.7 million, which primarily represents advanced payments for production in connection with the Company's toll manufacturing agreement with Cellect. In the third quarter of 2004, the Company ceased production activities at Cellect and is currently manufacturing polyolefins exclusively at its Carol Stream facility. The Company is currently finalizing its net financial position with Cellect and expects to finalize its arrangement with Cellect by the end of fiscal 2004. In accordance with SFAS No. 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

Critical Accounting Policies

There have been no significant changes in the Company's critical accounting policies during the first nine months of fiscal 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers' exposure to market risk during the third quarter of 2004. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers' Annual Report contained in Form 10-K for the fiscal year 2003.

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

Part II - Other Information

Item 1.      Legal Proceedings

See Note G, "Commitments and Contingencies", to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 6.       Exhibits

List of Exhibits:

3a Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as Exhibit 3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (the 1988 Form 10-K)*.
3b Articles of Amendment to the Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on August 10, 1966, were filed as Exhibit 3b to the 1988 Form 10-K*.
3c Articles of Merger of Parent and Subsidiary Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on December 29, 1975, were filed as Exhibit 3c to the 1988 Form 10-K*.
3d Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit 3d to the 1988 Form 10-K*.
3e Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as Exhibit 3e to the 1988 Form 10-K*.
3f Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 2, 1982, were filed as Exhibit 3f to the 1988 Form 10-K*.
3g Articles of Merger of Parent and Subsidiary Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on December 31, 1984, were filed as Exhibit 3g to the 1988 Form 10-K*.
3h Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1988, were filed as Exhibit 3h to the 1988 Form 10-K*.
3i By-Laws of Rogers Corporation, as amended and restated effective August 26, 2004 (filed as Exhibit 3.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2004 and incorporated herein by reference). *
4a 1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997. The June 19, 1997 and July 7, 1997 amendments were filed on Form 8-A/A dated July 21, 1997*.
4b Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant hereby undertakes to file these instruments with the Commission upon request.
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    ROGERS CORPORATION
                                    (Registrant)




                                    /s/ James M. Rutledge
                                    -------------------------------------------
                                    James M. Rutledge
                                    Vice President Finance, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

Dated:  November 12, 2004