Form 10-K
period 2005-01-02
ROGERS CORP
filed 2005-03-18
CIK 84748

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         -------------------------------
                                    FORM 10-K
                         -------------------------------

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    For the fiscal year ended January 2, 2005

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


       P.O. Box 188, One Technology Drive, Rogers, Connecticut 06263-0188
                                 (860) 774-9605
          (Address and telephone number of principal executive offices)
                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                    Name of Each Exchange on Which Registered
Common Stock, $1 Par Value                     New York Stock Exchange
Rights to Purchase Capital Stock               New York Stock Exchange

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.                                                        Yes [ ] No [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).                                Yes [X] No [ ]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, July 4, 2004, was approximately $1,096,828,327. Rogers has no non-voting common equity.

The number of shares outstanding of capital stock as of February 28, 2005 was 16,373,507.

--------------------------------------------------------------------------------

Documents Incorporated by Reference:

(1) Portions of Rogers' Annual Report to Shareholders for the fiscal year ended January 2, 2005, are incorporated by reference in Parts I, II, and III of this Report.

(2) Portions of Rogers' Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2005 are incorporated by reference in Parts II and III of this Report.


                                Table of Contents

                                                                                                                     Page
                                     Part I                                                                          ----
                                     ------

Item 1.    Business                                                                                                    4
Item 2.    Properties                                                                                                  8
Item 3.    Legal Proceedings                                                                                           9
Item 4.    Submission of Matters to a Vote of Security Holders                                                        11

                                     Part II
                                     -------

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities.                                                              11
Item 6.    Selected Financial Data                                                                                    11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                      11
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                                 11
Item 8.    Financial Statements and Supplementary Data                                                                11
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                       12
Item 9a.   Controls and Procedures                                                                                    12
Item 9b.   Other Information                                                                                          13

                                    Part III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant                                                         13
Item 11.   Executive Compensation                                                                                     13
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters             13
Item 13.   Certain Relationships and Related Transactions                                                             13
Item 14.   Principal Accounting Fees and Services                                                                     13

                                     Part IV
                                     -------

Item 15.   Exhibits and Financial Statement Schedules                                                                 14

Signatures                                                                                                            18

Exhibits List:
--------------

Exhibit 3l        Articles  of Merger of Parent and  Subsidiary Corporation, filed with the Secretary of State of the Commonwealth of Massachusetts on December 28, 2003
Exhibit 10m-1     First Amendment to Multicurrency Revolving Credit Agreement
Exhibit 10m-2     Second Amendment to Multicurrency Revolving Credit Agreement
Exhibit 10n       First Amendment to the Rogers Corporation Executive Supplemental Agreement
Exhibit 10r       Summary of Director and Executive Officer Compensation
Exhibit 10s       Form of 1991 Special Severance Agreement
Exhibit 10t       Schedule of 1991 Special Severance Agreements
Exhibit 10v       Schedule of Indemnification Agreements for Executives
Exhibit 10x       Schedule of Indemnification Agreements for Directors
Exhibit 10y       Change in Control Severance Agreement for Robert C. Daigle
Exhibit 10z       Change in Control Severance Agreement for Robert D. Wachob
Exhibit 10aa      Change in Control Severance Agreement for Robert M. Soffer
Exhibit 10ab      Change in Control Severance Agreement for John A. Richie
Exhibit 10ac      Change in Control Severance Agreement for Paul B. Middleton
Exhibit 10ad      Guaranty to Multicurrency Revolving Credit Agreement by Rogers China, Inc.
Exhibit 10ae      Guaranty to Multicurrency Revolving Credit Agreement by Rogers KF, Inc.
Exhibit 13        Portions of the Rogers Corporation 2004 Annual Report to Shareholders
Exhibit 21        Subsidiaries of Rogers
Exhibit 23        Consent of Independent Registered Public Accounting Firm
Exhibit 31.1      Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2      Certification of Acting CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1      Certification of CEO & Acting CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company's analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company's operations. Such factors also apply to the Company's joint ventures. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.


                                     PART I

Item 1.  Business

Industry

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

In 1992, the Company restructured to focus on its materials-based businesses, which include printed circuit materials, high performance foams, and polymer materials and components. The Company divested most of its electronic components related businesses and management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials-based businesses. In so doing, the Company takes advantage of its core competencies in polymers, fillers, and adhesion, and applies its related materials technologies to identified market needs. Materials-based businesses were the core businesses responsible for the Company's strong growth in the 1960's and 1970's, and provided most of the Company's profits in the 1980's. During that time, the profits from the materials-based businesses were often offset by substantial losses in the Company's former electronic components businesses.

The materials based businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for high performance foams, printed circuit materials, and polymer materials and components. An increasingly large percentage of these materials are going into growing high technology applications, such as cellular telephone base stations and antennas, handheld wireless devices and satellite television receivers.

Business Segments & Products

Rogers Corporation manufactures and sells specialty polymer composite materials and components, which it develops for growing markets and applications around the world. The Company has three business segments: High Performance Foams, Printed Circuit Materials, and Polymer Materials and Components. The Company's products are based on its core technologies in polymers, fillers, and adhesion. Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under the Company's valuable brand names.

Printed Circuit Materials

Printed Circuit Materials include printed circuit board laminates for high frequency circuits, flexible printed circuit board laminates for high performance flexible circuits, and polyester based industrial laminates. The Company's Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate the Company's products from competitors' products and from other commonly available materials.

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

The flexible circuit materials that the Company manufactures are called R/flex(R) materials. They are mainly used to make interconnections for handheld and laptop computers, portable electronic devices, and hard disk drives. The performance characteristics of R/flex(R) materials differentiate these laminates from commonly available flexible circuit materials.

Industrial laminates are manufactured by the Company under the Induflex(R) trade name. These polyester based laminates, with thin aluminum and copper cladding, are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to automotive component manufacturers for making flat, etched-foil heaters.

Polyimide Laminate Systems, LLC ("PLS"), the Company's joint venture with Mitsui Chemicals, Inc. of Japan, was established in early 2000 to sell adhesiveless flexible circuit materials to Hutchinson Technology Incorporated ("HTI"). HTI uses these materials to make trace suspension assemblies in magneto resistive hard disk drives. Until 2004, PLS was the sole provider of these materials to HTI. In 2004, HTI began to utilize other material providers, which resulted in a decline in the PLS business in 2004.

Rogers Chang Chun Technology, Co., Ltd. ("RCCT"), the Company's joint venture with Chang Chun Plastics, Co., Ltd., which was established in late 2001 to manufacture flexible circuit material for customers in Taiwan, realized its first sales in 2002 and continued to grow in 2003. RCCT had significant application wins in late 2003 in the Taiwan market that drove significant sales growth in 2004. The Company also used this facility in 2004 to alleviate some of the manufacturing capacity constraints it experienced due to the overall increase in the Company's flexible circuit material business.

High Performance Foams

High Performance Foams include urethane foams, silicone foams, and polyolefin foams. The Company's High Performance Foams have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from competitors' materials and from other commonly available materials.

High Performance Foams are sold to fabricators, printers and original equipment manufacturers for applications in imaging, communications, computer, transportation, consumer and other markets. Trade names for the Company's High Performance Foams include: PORON(R) urethane foams used for making high performance gaskets and seals in vehicles, communications devices, computers and peripherals; PORON(R) cushion insole materials for footwear and related products; PORON(R) healthcare and medical materials for body cushioning and orthotic appliances; BISCO(R) silicone foams used for making flame retardant gaskets and seals in aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak(R) compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials. The Company's polyolefin foams are used in a range of industrial and consumer applications.

Two of the Company's joint ventures extend and complement the Company's worldwide business in High Performance Foams. Rogers Inoac Corporation ("RIC"), a joint venture with Japan-based Inoac Corporation, manufactures high performance PORON(R) urethane foam materials in Mie and Nagoya, Japan. In 2004, the Company further extended its PORON(R) urethane foam production capacity into China with the formation of another joint venture, Rogers Inoac Suzhou Corporation ("RIS").

Polymer Materials and Components

Polymer Materials and Components include high performance elastomer components, composite materials, power distribution busbars, electroluminescent lamps and inverters. The Company's Polymer Materials and Components have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company's products from those of its competitors and from other commonly available products.

Elastomer components are sold to original equipment manufacturers for applications in transportation, communications, imaging, computer, consumer and other markets. Trade names for the Company's elastomer components include:
NITROPHYL(R) floats for fill level sensing in fuel tanks, motors, and storage tanks; and ENDUR(R) elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines and automated teller machines. In 2004, the Company moved production of its elastomer components products from South Windham, Connecticut to its facility in Suzhou, China in an effort to improve production cost efficiencies and to be closer to its customers in the Asian marketplace. Also in 2004, the Company acquired KF Inc., a Korean float manufacturer, to further expand its presence in the Asian marketplace.

Power distribution busbars are manufactured by the Company under the MEKTRON(R) trade name. Bus bars are sold to manufacturers of high voltage electrical traction systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment.

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

For additional information, see "Business Segment and Geographic Information" in Footnote 11 to the consolidated financial statements in the annual report to shareholders for the year ended January 2, 2005,which is incorporated herein by reference.

Sales and Marketing

Most of the Company's products are sold through sales offices located near major concentrations of its customers throughout the Americas, Europe and Asia. The Company's products were sold to approximately 4,400 customers worldwide in 2004. Although the loss of all the sales made to any one of the Company's larger customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within all of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line. Likewise, the possibility exists of losing all the business of any single customer.

The Company markets its full range of products throughout the United States and in most foreign markets. Almost all of the Company's sales are sold through the Company's own domestic and foreign sales force, with a small percentage sold through independent agents and distributors.

Competition

There are no firms that compete with the Company across its full range of product lines. However, each of the Company's products faces competition in each business segment in domestic and foreign markets. Competition comes from firms of all sizes and types, including those with substantially more resources than the Company. The Company's strategy is to offer technically advanced products that are price competitive in their markets, and to link the product offerings with market knowledge and customer service. The Company believes this serves to differentiate the Company's products in many markets.

Research and Development

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to all business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection from competition. Although the Company vigorously defends its patents, the Company believes that its patents have most value in combination with its equipment, technology, skills, and market position. The Company also owns a number of registered and unregistered trademarks and has acquired certain technology that it believes to be of importance to its business.

Environment

The nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. The Company does not believe that the outcome of any of these environmental matters will have a material adverse effect on its results of operations, financial position or cash flows, nor has the Company had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 of this report ("Legal Proceedings") and footnote 11 to the consolidated financial statements in the annual report to shareholders for the year-ended January 2, 2005, which is incorporated herein by reference. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company.

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

Seasonality

In the Company's opinion, there is generally no material concentration of products or markets within the business that is seasonal in nature, except for some minor seasonality for those products sold into satellite television receivers due to fourth quarter holiday build-up, and also for those products sold into cellular telephones due to the annual new model launch timetable which can vary slightly year to year in terms of timing and impact.

Employees

As of January 2, 2005, the Company employed approximately 1,770 employees.

Backlog

Excluding joint venture activity, the backlog of firm orders for High Performance Foams was $6.9 million at January 2, 2005 and $4.8 million at December 28, 2003. The backlog of firm orders for Printed Circuit Materials was $5.7 million at January 2, 2005 and $23.6 million at December 28, 2003. The backlog of firm orders for Polymer Materials and Components was $14.3 million at January 2, 2005 and $19.9 million at December 28, 2003. The decrease in 2004 of backlog for Printed Circuit Materials and Polymer Materials and Components is due primarily to the sequential softening of sales in flexible products ($15.0 million decrease) and at Durel ($3.6 million decrease).


Executive Officers
                                                        Year Elected
                                                         To Present                 Other Positions Held During
Name                   Age      Present Position          Position                           2000-2004
-----------------------------------------------------------------------------------------------------------------------------------

Robert W. Wachob      57       President and Chief           2004       President and Chief Operating Officer of the Company from
                                                                        Executive Officer April 2002 to April 2004; Executive Vice
                                                                        President of the Company from January 2000 to April 2002;
                                                                        Senior Vice President, Sales and Marketing of the Company
                                                                        from May 1997 to January 2000



Paul B. Middleton     37       Acting Chief Financial         2005      Corporate Controller of the Company from December 2001 to
                                 Officer and Corporate                  March 2005; Division Controller for Cooper Industries from
                                 Controller                             November 1999 to December 2001

Robert C. Daigle      41       Vice President of Research     2003      Vice President and Manager, Advance Circuit Materials
                                 and Development and                    Division of the Company from October 2001 to October 2003;
                                 Chief Technology Officer               Manager, Advanced Circuit Materials Division of the Company
                                                                        from June 2001 to October 2001; Manager, Microwave Material
                                                                        Division of the Company from May 1997 to June 2001

John A. Richie        57       Vice President,                1994
                                 Human Resources

Robert M. Soffer      57       Vice President, Treasurer      2005      Vice President and Secretary of the Company from December
                                 and Secretary                          2002 to March 2005; Vice President, Secretary, Treasurer
                                                                        and Clerk of the Company from June 2002 to December 2002;
                                                                        Vice President, Assistant Secretary, Treasurer and Clerk
                                                                        of the Company from April 2000 to June 2002; Treasurer,
                                                                        Assistant Secretary and Clerk of the Company from February
                                                                        1992 to April 2000

Available Information

The Company makes available free of charge on its website (http://www.rogerscorporation.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to
Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC"). In addition the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company also makes available on its website the charters for certain of its various Board of Director committees, including the Audit Committee,
Compensation and Organization Committee, and Nominating and Governance Committee, in addition to its Corporate Governance Guidelines, Bylaws and Code of Business Conduct and Ethics. This information is available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn:
Vice President and Secretary. Rogers Corporation's website is not incorporated into or a part of this Annual Report on Form 10-K.

Item 2.  Properties

On January 2, 2005, the Company operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia. In general, its facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are in the aggregate substantially in regular use. The principal facilities and offices are listed below:


                                        Floor Space
                                       (Square Feet)        Type of Facility             Leased/Owned
                                       -------------        ----------------             ------------

High Performance Foams
----------------------
Woodstock, Connecticut                    152,000            Manufacturing                  Owned
Carol Stream, Illinois                    215,000            Manufacturing                  Owned

Printed Circuit Materials
-------------------------
Chandler, Arizona                         156,000            Manufacturing                  Owned
Chandler, Arizona                         142,000            Manufacturing                  Owned
Evergem, Belgium                           80,000            Manufacturing                  Owned
Ghent, Belgium                            113,000            Manufacturing                  Owned

Polymer Materials and Components
--------------------------------
South Windham, Connecticut                 88,000            Manufacturing                  Owned
Rogers, Connecticut                       290,000            Manufacturing                  Owned
Ghent, Belgium                             96,000            Manufacturing                  Owned
Chandler, Arizona                         120,000            Manufacturing                  Owned
Chandler, Arizona                          10,000            Manufacturing             Leased through 2/06
Hwasung City, Korea                        10,000            Manufacturing             Leased through 2/09
Hwasung City, Korea                        10,000            Manufacturing             Leased through 2/09

Other
-----
Rogers, Connecticut                      116,000          Corporate Headquarters/
                                                          Research & Development            Owned
Suzhou, China                             93,000             Manufacturing             Leased through 6/05
Suzhou, China                             93,000             Manufacturing             Leased through 6/05
Suzhou, China                            200,000             Manufacturing                  Owned
Tokyo, Japan                               2,000              Sales Office             Leased through 2/06
Wanchai, Hong Kong                         1,000              Sales Office             Leased through 4/05
Taipei, Taiwan, R.O.C.                     1,000              Sales Office             Leased through 7/05
Seoul, Korea                               1,000              Sales Office             Leased through 2/08
Singapore                                  1,000              Sales Office             Leased through 5/06
Shanghai, China                            1,000              Sales Office             Leased through 6/05
Shenzen, China                             1,000              Sales Office             Leased through 8/05

Item 3.  Legal Proceedings

The Company is currently engaged in the following legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division ("MCD") located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection ("DEP") accepted the Company's plan of remediation, which was subsequently accepted by the Town of Manchester in the first quarter of 2005 subject to the Company placing into escrow approximately $10,000 for future costs related to any work the town may have to perform on a sewer line that passes through the property and performing a study on the condition of that sewer line which would cost the Company approximately $25,000. In accordance with SFAS No. 5, "Accounting for Contingencies", the Company continues to maintain a reserve of approximately $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. The Company believes this project should be complete by the end of 2005 or soon thereafter.

Superfund Sites

The Company is currently involved as a potentially responsible party ("PRP") in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In one particular case, the Company has been assessed a cost sharing percentage of 2.47% in relation to the range for estimated total cleanup costs of $17 to $24 million. The Company has confirmed sufficient insurance coverage to fully cover this liability and has recorded a liability and related insurance receivable of approximately $0.5 million, which approximates its share of the low end of the range.

In all its superfund cases, the Company has been deemed by the respective PRP administrator to be a de minimis participant and only allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to it, the Company believes that the potential for the final results of these cases having a material adverse effect on its results of operations, financial position or cash flows is remote. These cases have been ongoing for many years and the Company believes that they will continue on for the indefinite future. No time frame for completion can be estimated at the present time.

PCB Contamination

In addition to the above proceedings, the Company worked with the Connecticut Department of Environmental Protection related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and has monitored the site since the clean up was completed. In the fourth quarter of 2004, additional PCB's were detected in a well that was used for monitoring the site. The Company reported the results to the DEP and is awaiting the government's response. The Company anticipates that it will be required to install an additional well cluster at the site and expects the cost of this well to be approximately $40,000. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The future costs of monitoring the site are expected to be de minimis and, although it is reasonably possible that the Company will incur additional remediation costs associated with the newly found PCB's, the Company cannot estimate the range of costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years, particularly considering the newly identified PCB presence at the site. No time frame for completion can be estimated at the present time.

Asbestos Litigation

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. The Company has been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against the Company, the plaintiffs are seeking unspecified damages, or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial.

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to perform a formal analysis to determine its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos related claims and recent settlement history. As a result, National Economic Research Associates, Inc. ("NERA"), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company's future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company's limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

As part of this process, Marsh Risk Consulting ("Marsh"), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for claims, was retained to assist the Company in projecting the extent of its insurance coverage related to these claims. Marsh's conclusions were based primarily on a review of the Company's coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of insurance carriers, analysis of applicable deductibles, retentions and policy limits, and the experience of NERA and a review of NERA's report.

Based on the results of these studies, the Company recorded a reserve at January 2, 2005 for its estimated bodily injury liabilities for asbestos-related matters for the five-year period through 2009 in the undiscounted amount of $36.2 million, including damages and defense costs, and a receivable for its estimated insurance recovery of $36.0 million, which represents probable and reasonably estimable amounts for both the potential liability and related insurance recovery at the present time. These amounts were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company's accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amount at this time. The Company will continue to vigorously defend itself and believes it has substantial unutilized insurance coverage to mitigate future costs related to this matter. Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company's experience, changes in the underlying assumptions that formed the basis for NERA's and Marsh's models, and other relevant factors, such as changes in the tort system.

Other Environmental Matters

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving potential soil contamination. The Company is currently in the initial stages of performing an assessment on the site to determine if any contamination exists. At present, it is not possible to determine the likelihood or to reasonably estimate the potential cost of any potential adverse outcome based on the facts and circumstances currently known to the Company.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site and that a reasonably estimable range of loss is between $200,000 and $400,000. The Company has recorded a reserve at the low end of the range at January 2, 2005.

In addition to the above issues, the nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

For additional discussion on the Company's environmental and litigation matters, see footnote 10 to the consolidated financial statements in the annual report to shareholders for the year-ended January 2, 2005, which is incorporated herein by reference and which is included in Exhibit 13 to this Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of the period covered by the Annual Report on Form 10-K.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pursuant to General Instructions G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Capital Stock
Market Prices" and "Restriction on Payment of Dividends" in the "Selected Financial Data" in the 2004 annual report to shareholders, which is included in
Exhibit 13 to this Form 10-K, and "Dividend Policy" in the "Management's Discussion and Analysis" in the 2004 annual report to shareholders, and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders that is anticipated to be filed on March 25, 2005 pursuant to Section 14(a) of the Exchange Act, which is included in
Exhibit 13 to this Form 10-K.

At February 27, 2005 there were 826 shareholders of record.

Issuer Purchases of Equity Securities




                                                                                                             (d) Maximum Number
                                                                                    (c) Total Number of      (or Approximate Dollar
                                                                                      Shares (or Units)      Value) of Shares (or
                                    (a) Total Number of                              Purchase as Part of     Units) that May Yet Be
                                       Shares (or Units)   (b) Average Price Paid    Publicly Announced      Purchased Under the
Period                                     Purchased          per share (or Unit)     Plans or Programs       Plans or Programs
------                              -----------------------------------------------------------------------------------------------

November 29 through January 2                      --                         --                  --                       --
November 1 through November 28                 69,700                 $   45.64               69,700           $  21,818,749
October 4 through October 31                       --                         --                  --                      --

On October 28, 2004, the Company's Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $25 million in market value of shares of the Company's capital stock in open market transactions. The buyback program will be completed or cancelled within twelve months.

Item 6.  Selected Financial Data

Pursuant to General Instructions G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Selected Financial Data" in the 2004 annual report to shareholders, which is included in Exhibit 13 to this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instructions G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Management's Discussion and Analysis" in the 2004 annual report to shareholders, which is included in Exhibit 13 to this Form 10-K.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Pursuant to General Instructions G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Market Risk" in the "Management's Discussion and Analysis" in the 2004 annual report to shareholders, which is included in Exhibit 13 to this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

Pursuant to General Instructions G to Form 10-K, there is hereby incorporated by this reference the information set forth under the caption "Quarterly Results of Operations" in the 2004 annual report to shareholders, which is included in
Exhibit 13 to this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Acting Chief Financial Officer, of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 2, 2005. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of January 2, 2005.

Management's Report on Internal Control Over Financial Reporting

The management of Rogers Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Rogers Corporation's internal control system was designed to provide reasonable assurance to the Company's management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control "material weakness" is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. An internal control "significant deficiency" is one that could result in a misstatement of the financial statements that is more than inconsequential.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 2, 2005. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of this assessment, management determined that the Company did not maintain effective controls over its accounting for deferred income taxes. The specific control deficiency identified related to the lack of adequate reconciliation of differences between the deferred tax amounts on the balance sheet and the underlying differences between the tax and book bases of the related balance sheet items. This resulted in the Company recording adjustments to its deferred income tax accounts in the fourth quarter of 2004. Based on management's assessment, management concluded that this matter represents a material weakness and, accordingly, has concluded that as of January 2, 2005, the Company's internal control over financial reporting was not effective based on those criteria.

Rogers  Corporation's  independent  registered  public  accounting firm, Ernst &
Young LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting. This report appears on page 70 of our Annual Report.

Rogers, Connecticut
March 9, 2005

Background on the Material Weakness

On February 17, 2005, the Company announced that it would be delaying its fourth quarter and year-end earnings release because it had identified some potential issues associated with its historical accounting for deferred income taxes. Subsequently, it was determined that a change was necessary in the method used to reconcile and account for deferred income taxes to be consistent with the application of the provisions of Statement of Financial Accounting Standards No.
109. This change resulted in an increase of $5.0 million to after-tax income in the fourth quarter of 2004. This one-time, non-cash increase to current year's earnings reflects the adjustment required to properly state certain deferred income tax accounts for temporary tax differences that most likely accumulated over many years. Management believes that the adjustment relates most likely to amounts accumulated prior to 2002; that any temporary differences not properly accounted for did not materially affect the Company's reported results in any one year; nor was the cumulative amount material in relation to the Company's financial position at January 2, 2005. However, management has concluded that the internal control deficiency which resulted in this adjustment constitutes a "material weakness" as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2 and therefore management has concluded that internal controls over financial reporting were not effective as of January 2, 2005. Management is in the process of implementing additional internal control procedures over its accounting for deferred income taxes. Exclusive of this instance, no other material weaknesses were identified by management in the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended January 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as described above, management is currently implementing enhancements to the Company's internal control over financial reporting to address the material weakness discussed above.

Item 9b.  Other Information

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Company set forth under the captions "Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders that is anticipated to be filed on March 25, 2005 pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders that is anticipated to be filed on March 25, 2005 pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers. The code of business conduct and ethics is posted on the Company's website at http://www.rogerscorporation.com and is also available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn: Vice President and Secretary. The Company intends to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, principal financial officer and principal accounting officer (or others performing similar functions) by posting such information on its website. Rogers Corporation's website is not incorporated into or a part of this Annual Report on Form 10-K

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions "Directors' Compensation" and "Executive Compensation" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders that is anticipated to be filed on March 25, 2005 pursuant to Section 14(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions "Stock Ownership of Management", "Beneficial Ownership of More Than Five Percent of Rogers Stock", and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders that is anticipated to be filed on March 25, 2005 pursuant to Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions

Pursuant to General Instruction G to form 10-K, there is hereby incorporated by reference the information with respect to certain relationships and related transactions set forth under the caption "Related Parties" in the "Management's Discussion and Analysis" in the 2004 annual report to shareholders, which is included in Exhibit 13 to this Form 10-K.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption "Fees of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders that is anticipated to be filed on March 25, 2005 pursuant to Section 14(a) of the Exchange Act.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

(1) Financial Statements (Pursuant to General Instructions to Form 10-K, there is hereby incorporated by reference the information set forth in the 2004 Annual Report to Shareholders):

Consolidated Balance Sheets - January 2, 2005 and December 28, 2003
Consolidated Statements of Income - Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002
Consolidated Statements of Shareholders' Equity - Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002
Consolidated Statements of Cash Flows - Fiscal Years Ended January 2, 2005, December 28, 2003, and December 29, 2002
Notes to Consolidated Financial Statements - January 2, 2005

(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the three fiscal years ending January 2, 2005

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

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

     3i Bylaws of Rogers Corporation, as amended and restated effective August 26, 2004, were filed as Exhibit 3.1 to the Company's Current Report of Form 8-K, filed with the Securities and Exchange Commission on September 1, 2004, and incorporated herein by reference.

     3j Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 24, 1994, were filed as Exhibit 3j to the 1995 Form 10-K*.

     3k Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 8, 1998 were filed as Exhibit 3k to the 1998 Form 10-K*.

     3l Articles of Merger of Parent and Subsidiary Corporation, filed with the Secretary of State of the Commonwealth of Massachusetts on December 28, 2003, filed herewith.

     4a 1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997. The June 19, 1997 and July 7, 1997 amendments were filed on Form 8-A/A dated July 21, 1997. The April 10, 2000 amendment was filed on Form 8-K on May 16, 2000*.

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

    10c Rogers Corporation 2004 Annual Incentive Compensation Plan** (2004) was filed as Exhibit 10c to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

    10d Rogers Corporation 1988 Stock Option Plan** (as amended December 17, 1988, September 14, 1989, October 23, 1996, April 18, 2000, June 21,
           2001, August 22, 2002, and December 5, 2002). The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*. The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 were filed as Exhibit 10d to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

   10e Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996, December 21, 1999, amended on April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, and December 4,
           2002). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as
           Exhibit 10e to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment was filed as Exhibit 10e to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

   10f Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

   10g     Rogers Corporation  Deferred  Compensation Plan** (1986) was filed as
           Exhibit 10e to the 1987 Form 10-K*.

   10h Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on October 17, 1996, amended on December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, and December 5, 2002). The 1994
           plan,  as amended  and  restated on October  17,  1996,  was filed as
           Exhibit 10h to the 1996 Form 10-K*.  The 1997  amendment was filed as
           Exhibit 10h to the 1997 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment were filed as Exhibit 10h to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

   10i Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995,
           December 27, 1996 and as restated and amended December 21, 1999, October 7, 2002, and December 5, 2002). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K,
           respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The December 5, 2002 amendment was filed as Exhibit 10i to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

   10j Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999, October 7, 2002, and December 5, 2002). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K*. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as
           Exhibit 10j to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The December 5, 2002 amendment was filed as Exhibit 10j to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

  10k Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000, October 7, 2002, and December 5, 2002). The April 4, 2000 amendment was file as Exhibit 10k to the 2000 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10k to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The December 5, 2002 amendment was filed as Exhibit 10k to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

  10l Rogers Corporation 1998 Stock Incentive Plan**(1998, as amended September 9, 1999, December 21, 1999, April 18, 2000, June 21, 2001,
           October 10, 2001, August 22, 2002, November 7, 2002, December 5, 2002 and February 19, 2004). The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*. The October 10, 2001 and November 7, 2002 amendments were filed as Exhibit 10l to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, December 5, 2002 amendment and February 19, 2004 amendment were filed as Exhibit 10l to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

   10m Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 was filed as
           Exhibit 10m to the 2000 Form 10-K*. The September 7, 2001 and October 25, 2002 amendments are filed herewith as Exhibit 10m-1 and Exhibit 10m-2, respectively.

   10n Rogers Corporation Executive Supplemental Agreement** (as amended April 29, 2004) for the Chairman of the Board and Chief Executive Officer, dated December 5, 2002, was filed as Exhibit 10n to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The April 29, 2004 amendment is filed herewith.

   10o Rogers Corporation Pension Restoration Plan** (as amended and restated March 10, 2004). The March 10, 2004 amendment was filed as
           Exhibit 10o to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

   10p 2002 Financial Statements for the Company's former joint venture with 3M, Durel Corporation, were filed as Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the fiscal year-ended December 29, 2002*.

   10q Unaudited Financial Statements for the nine-month period ended September 30, 2003 for the Company's former joint venture with 3M, Durel Corporation were filed as Exhibit 33b to the Registrant's Annual Report on Form 10-K for the fiscal year-ended December 28, 2003*.

   10r     Summary  of  Director  and  Executive  Officer  Compensation,   filed
           herewith**.

   10s     Form of 1991 Special Severance Agreement, filed herewith**.

   10t Schedule of 1991 Special Severance Agreements (Exhibit 10s), filed herewith**.

   10u Form of Indemnification Agreement for Executives was filed on Form 8-K on December 14, 2004**.

   10v Schedule of Indemnification Agreements for Executives (Exhibit 10u), filed herewith**.

   10w Form of Indemnification Agreement for Directors was filed on Form 8-K on December 14, 2004**.

   10x Schedule of Indemnification Agreements for Directors (Exhibit 10w), filed herewith**.

   10y Change in Control Severance Agreement, dated March 3, 2004, by and between the Company and Robert C. Daigle, filed herewith**.

   10z Change in Control Severance Agreement, dated October 2, 1991, by and between the Company and Robert D. Wachob, filed herewith**.

   10aa Change in Control Severance Agreement, dated October 2, 1991, by and between the Company and Robert M. Soffer, filed herewith**.

   10ab Change in Control Severance Agreement, dated March 3, 1996, by and between the Company and John A. Richie, filed herewith**.

   10ac Change in Control Severance Agreement, dated March 3, 2004, by and between the Company and Paul B. Middleton, filed herewith**.

   10ad Guaranty to Multicurrency Revolving Credit Agreement by Rogers China, Inc., dated April 3, 2001, filed herewith.

   10ae Guaranty to Multicurrency Revolving Credit Agreement by Rogers KF, Inc., dated February 18, 2004, filed herewith.

   13 Portions of the Rogers Corporation 2004 Annual Report to Shareholders which are specifically incorporated by reference in this Annual Report on Form 10-K, filed herewith.

   21      Subsidiaries of the Rogers, filed herewith.

   23      Consent  of  Ernst  &  Young  LLP,   Independent   Registered  Public
           Accounting Firm, filed herewith.

   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

   31.2    Certification  of  Acting  Chief  Financial   Officer  and  Corporate
           Controller Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

   32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer and Corporate Controller Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
 * In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.
**   Management Contract.

                                                                                                                         SCHEDULE II

                ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Valuation and Qualifying Accounts



                                Balance at               Charged to          Taken            Other       Balance at
                              Beginning of           (Reduction of)        Against     (Deductions)           End of
(Dollars in Thousands)              Period       Costs and Expenses      Allowance       Recoveries           Period
                          ----------------       ------------------      ---------   --------------    -------------

Allowance for Doubtful Accounts:

January 2, 2005                   $1,446                  $350              $(33)             $32            $1,795
December 28, 2003                  1,102                   349               (41)              36             1,446
December 29, 2002                  1,363                  (200)             (154)              93             1,102


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ROGERS CORPORATION
                                      (Registrant)




                                      /s/ Paul B. Middleton
                                      ------------------------------------------
                                      Paul B. Middleton
                                      Acting Chief Financial Officer and
                                      Corporate Controller
                                      (Acting Principal Financial and Accounting
                                      Officer)

Dated:  March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Robert D. Wachob                                 /s/ Gregory B. Howey
-------------------------------------                ---------------------------

Robert D. Wachob                                     Gregory B. Howey
President and Chief Executive Officer                Director



/s/ Paul B. Middleton                                /s/ Leonard R. Jaskol
-------------------------------------                ---------------------------
Paul B. Middleton                                    Leonard R. Jaskol
Acting Chief Financial Officer and                   Director
  Corporate Controller



/s/ Walter E. Boomer                                 /s/ Eileen S. Kraus
-------------------------------------                ---------------------------
Walter E. Boomer                                     Eileen S. Kraus
Director                                             Director



/s/ Leonard M. Baker                                 /s/ William E. Mitchell
-------------------------------------                ---------------------------
Leonard M. Baker                                     William E. Mitchell
Director                                             Director



/s/ Edward L. Diefenthal                             /s/ Robert G. Paul
-------------------------------------                ---------------------------
Edward L. Diefenthal                                 Robert G. Paul
Director                                             Director