Form 10-Q
period 2005-04-03
ROGERS CORP
filed 2005-05-09
CIK 84748

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

         For the quarterly period ended April 3, 2005

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    -----  -----

The number of shares outstanding of the Registrant's common stock as of April 29, 2005 was 16,436,187.

--------------------------------------------------------------------------------

                               ROGERS CORPORATION
                                    FORM 10-Q
                                  April 3, 2005


                                      INDEX
                                      -----


                                                                                               Page No.
                                                                                               --------


Part I - Financial Information
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

      Condensed Consolidated Statements of Income                                                 3

      Condensed Consolidated Statements of Financial Position                                     4

      Condensed Consolidated Statements of Cash Flows                                             5

      Notes to Condensed Consolidated Financial Statements                                     6-16

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                       16-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              22

Item 4.  Controls and Procedures                                                              22-23

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                                                       24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             24

Item 4.  Submission of Matters to a Vote of Security Holders                                  24-25

Item 6.  Exhibits                                                                             25-26

Signature                                                                                        26

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

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                    Exhibit 32


Part I - Financial Information

Item 1.  Financial Statements

                               ROGERS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands, except per share amounts)(Unaudited)


                                                               Three Months Ended
                                                           April 3,           April 4,
                                                             2005               2004
                                                           ------             -------

Net Sales                                               $  86,545           $   97,670

Cost of Sales                                              63,141               64,285
Selling and Administrative Expenses                        14,400               14,895
Research and Development Expenses                           5,060                4,641
                                                      -----------          -----------
Total Costs and Expenses                                   82,601               83,821
                                                      -----------          -----------

Operating Income                                            3,944               13,849

Equity Income in Unconsolidated Joint Ventures              1,732                1,289
Other Income less Other Charges                               841                1,092
Interest Income, Net                                          228                   78
                                                      -----------          -----------

Income Before Income Taxes                                  6,745               16,308

Income Taxes                                                1,620                4,077
                                                      -----------          -----------

Net Income                                            $     5,125          $    12,231
                                                       ==========           ==========

Net Income Per Share:

    Basic                                             $     0.31           $      0.76
                                                       ==========           ==========

    Diluted                                           $     0.30           $      0.72
                                                       ==========           ==========

Weighted average shares outstanding:

    Basic                                              16,404,381           16,176,715
                                                       ==========           ==========

    Diluted                                            16,878,856           16,973,190
                                                       ==========           ==========



The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           (Dollars in thousands, except per share amounts)(Unaudited)


                                                                             April 3,               January 2,
                                                                               2005                    2005
                                                                               ----                    ----

Assets
Current Assets:
    Cash and Cash Equivalents                                            $    40,707               $    37,967
    Short-term Investments                                                         -                     2,000
    Accounts Receivable, Net                                                  53,735                    57,264
    Account Receivable from Joint Ventures                                     4,719                     5,176
    Note Receivable, Current                                                   2,100                     2,100
    Inventories                                                               44,930                    49,051
    Current Deferred Income Taxes                                              9,064                     9,064
    Asbestos-Related Insurance Receivables                                     7,154                     7,154
    Other Current Assets                                                       3,066                     3,158
                                                                       -------------               -----------
           Total Current Assets                                              165,475                   172,934

Notes Receivable                                                               4,200                     4,200
Property, Plant and Equipment, Net of Accumulated
    Depreciation of $115,998 and $111,215                                    137,894                   140,384
Investments in Unconsolidated Joint Ventures                                  17,749                    18,671
Pension Asset                                                                  5,831                     5,831
Goodwill                                                                      21,928                    21,928
Other Intangible Assets                                                        7,018                     7,144
Asbestos-Related Insurance Receivables - Noncurrent                           28,803                    28,803
Other Assets                                                                   5,247                     5,300
                                                                       -------------              ------------
           Total Assets                                                   $  394,145                 $ 405,195
                                                                          ==========                 =========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable                                                      $   15,107                $   21,117
    Accrued Employee Benefits and Compensation                                13,293                    18,427
    Accrued Income Taxes Payable                                               9,045                     8,177
    Asbestos-Related Liabilities                                               7,154                     7,154
    Other Accrued Liabilities                                                  4,560                     2,512
                                                                         -----------               -----------
           Total Current Liabilities                                          49,159                    57,387

Deferred Income Taxes                                                         13,808                    14,111
Pension Liability                                                             14,763                    14,757
Retiree Health Care and Life Insurance Benefits                                6,483                     6,483
Asbestos-Related Liabilities                                                  29,045                    29,045
Other Long-Term Liabilities                                                    1,872                     2,045

Shareholders' Equity:
    Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued and Outstanding
        Shares 16,350,133 and 16,437,790                                      16,350                    16,437
    Additional Paid-In Capital                                                36,216                    41,769
    Retained Earnings                                                        219,543                   214,418
    Accumulated Other Comprehensive Income                                     6,906                     8,743
                                                                         -----------                ----------
           Total Shareholders' Equity                                        279,015                   281,367
                                                                         -----------                ----------

           Total Liabilities and Shareholders' Equity                     $  394,145                 $ 405,195
                                                                          ==========                 =========


The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands) (Unaudited)



                                                                                      Three Months Ended
                                                                                  April 3,             April 4,
                                                                                   2005                 2004
                                                                                  ------                ------

Operating Activities
--------------------
  Net Income                                                                   $    5,125           $    12,231
  Adjustments to Reconcile Net Income to Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                 5,279                 4,789
      Deferred Income Taxes                                                            --                (1,371)
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                                        (1,732)               (1,289)
      Pension and Postretirement Benefits                                           1,317                 1,442
      Other, Net                                                                   (1,366)               (1,318)
      Changes in Operating Assets and Liabilities, Net of Effects of
       Acquisition of Businesses:
            Accounts Receivable                                                     3,475                (5,389)
            Accounts Receivable, Joint Ventures                                       457                   982
            Inventories                                                             3,682                (4,312)
            Other Current Assets                                                       46                   187
            Accounts Payable and Accrued Expenses                                  (9,523)                 (662)
                                                                             -------------             ---------

             Net Cash Provided by Operating Activities                              6,760                 5,290

Investing Activities
--------------------
Capital Expenditures                                                               (4,160)               (6,640)
Acquisition of Business, Net                                                           --                (3,005)
Investments in Unconsolidated Joint Ventures and Affiliates                         2,813                 2,744
Short-Term Investments                                                              2,000                    --
                                                                             -------------             ---------

            Net Cash Provided by (Used in) Investing Activities                       653                (6,901)

Financing Activities
--------------------
Proceeds from Sale of Capital Stock, Net                                            2,048                 2,943
Purchase of Stock                                                                  (6,995)                   --
Proceeds from Issuance of Shares to Employee Stock Ownership Plan                     399                   298
                                                                             -------------             ---------

            Net Cash Provided by (Used in) Financing Activities                    (4,548)                3,241

Effect of Exchange Rate Changes on Cash                                              (125)                  131
                                                                             -------------             ---------

Net Increase in Cash and Cash Equivalents                                           2,740                 1,761

Cash and Cash Equivalents at Beginning of Year                                     37,967                31,476
                                                                             -------------             ---------

Cash and Cash Equivalents at End of Quarter                                      $ 40,707             $  33,237
                                                                                 ========             =========

Supplemental Disclosure of Noncash Activities
---------------------------------------------

Contribution of Shares to Fund Employee Stock Ownership Plan                    $     369             $     337
                                                                                =========             ==========


The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year. For further information regarding Rogers Corporation's (the "Company" or "Rogers") accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2005.

The Company uses a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year. Fiscal 2005 is a 52-week year ending on January 1, 2006.

Certain prior period amounts have been reclassified to conform to the current period classification.

Income Taxes

The Company's effective tax rate was 24% and 25%, respectively, for the three-month periods ended April 3, 2005 and April 4, 2004. Income taxes paid were $21,000 and $480,050 in the first three months of 2005 and 2004, respectively. In 2005, the effective tax rate benefited primarily from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 3 and 2 percentage points, respectively.

Inventories

Inventories were as follows:

                                                April 3,     January 2,
         (Dollars in thousands)                   2005          2005
                                                  ----          ----

      Raw materials                          $  15,562       $  16,121
      Work in process and finished goods        29,368          32,930
                                             ---------       ---------
                                             $  44,930       $  49,051
                                             =========       =========

Comprehensive Income

Comprehensive income were as follows:

         (Dollars in thousands)                 April 3,      April 4,
                                                 2005           2004
                                                 ----           ----

      Net income                              $  5,125       $  12,231
      Foreign currency translation
       adjustments                              (1,837)            142
                                             ---------       ---------
         Comprehensive income                 $  3,288       $  12,373
                                             =========       =========

Accumulated   balances   related  to  each   component  of   Accumulated   Other
Comprehensive Income as of April 3, 2005 and January 2, 2005 were as follows:

         (Dollars in thousands)                  2005           2004
                                                 ----           ----

      Foreign currency translation
       adjustments                           $  10,797       $  12,634
      Minimum pension liability                 (3,891)         (3,891)
                                             ---------      ----------
      Accumulated Other Comprehensive Income $   6,906       $   8,743
                                             =========       =========

Recent Accounting Standards

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS") No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS 123R. This ruling effectively delayed the Company's adoption of the standard until the first quarter of 2006. The Company will continue to evaluate the provisions of SFAS 123R to determine its impact on its financial condition, results of operations and liquidity upon adoption.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, "Earnings per Share", for the first three months ended April 3, 2005 and April 4, 2004:

   (Dollars in thousands, except per share amounts)
                                                          2005           2004
                                                          ----           ----
   Numerator:
     Net income                                         $  5,125     $  12,231

   Denominator:
      Denominator for basic earnings per share -
         Weighted-average shares                          16,404        16,177

     Effect of dilutive stock options                        475           796
                                                        --------      --------

     Denominator for diluted earnings per
        share - adjusted weighted-average
        shares and assumed conversions                    16,879        16,973
                                                        ========      ========

   Basic earnings per share                              $  0.31       $  0.76
                                                        ========      ========

   Diluted earnings per share                            $  0.30       $  0.72
                                                        ========      ========


Note 3 - Stock-Based Compensation

Under various plans, the Company may grant stock and stock options to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB 25 and related interpretations. Stock-based compensation costs for stock options are generally not reflected in net income as options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting period.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share for the three month periods ended April 3, 2005 and April 4, 2004 would have been reduced to the pro forma amounts indicated below:

    (Dollars in thousands, except per share amounts)
                                                          2005           2004
                                                          ----           ----

Net income, as reported                                 $  5,125     $  12,231
  Less:  Total stock-based compensation expense
         determined under Black-Scholes option
         pricing model, net of related tax effect            804           857
                                                        ---------      --------

  Pro-forma net income                                  $  4,321     $  11,374
                                                        ========     =========

  Basic earnings per share:
          As reported                                    $  0.31       $  0.76
          Pro-forma                                         0.26          0.70

  Diluted earnings per share:
          As reported                                    $  0.30       $  0.72
          Pro-forma                                         0.26          0.67

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years, due to such things as the variation in vesting periods of future stock options that might be granted, the variation each year in the number of stock options granted, and the potential variations in the future assumptions used in the Black-Scholes model for calculating pro-forma compensation expense.

An average vesting period of three years was used for the assumption regarding stock options granted, except for options for approximately 353,000 shares that were granted in the second quarter of 2004 and for options for 5,500 shares that were granted in the first quarter of 2005 that vested immediately. Shares obtained by employees through the exercise of options issued under these 2005 grants, however, cannot be sold until after the fourth anniversary of the grant date.

Note 4 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the three-month periods ended April 3, 2005 and April 4, 2004 are:



                                                 Pension Benefits              Other Benefits
(Dollars in thousands)                         2005            2004         2005            2004
                                               ----            ----         ----            ----

Service cost                                $   1,044     $    1,022       $   173          $ 126
Interest cost                                   1,605          1,613           156            133
Expected return on plan assets                 (1,982)        (1,799)           --             --
Amortization of prior service cost                124            125            --             --
Amortization of net loss                          114            194            83             28
                                           ----------     ----------     ---------       --------
Net periodic benefit cost                   $     905       $  1,155       $   412         $  287
                                            =========       ========       =======         ======


Employer Contributions

The Company made no contributions to its qualified defined benefit pension plans in the first quarter of 2005. The Company anticipates making a voluntary contribution to at least one of its qualified defined benefit pension plans in 2005 (voluntary contributions approximated $3.3 million during fiscal 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the US Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the Company believes that drug benefits offered to the salaried retirees under Postretirement Welfare plans will qualify for subsidy under Medicare Part D. During the third quarter of 2004, the effects of this subsidy were factored into the 2004 annual expense. The reduction in the benefit obligation attributable to past service cost was approximately $545,000 and was recorded as an actuarial gain in 2004 that will be amortized over the remaining service period of active employees (approximately $49,000 and $51,000 was amortized in 2004 and will be amortized in 2005, respectively). The reduction in expense for 2004 and the first quarter of 2005 related to the Act is approximately $126,000 and $35,000, respectively.

Note 5 - Equity

Common Stock Repurchase

From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's capital stock. The most recent regular authorization was approved on October 28, 2004 and provided for the repurchase of up to an aggregate of $25,000,000 in market value of such stock. As of April 3, 2005, the Company had repurchased approximately 240,000 shares of stock for a total of $10.2 million as a result of this plan, including 169,900 shares of stock for a total of approximately $7.0 million in the first quarter of 2005.

Note 6 - Segment Information

The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the three-month periods ended April 3, 2005 and April 4, 2004:

         (Dollars in millions)                      2005                2004
                                                    ----                -----

         Printed Circuit Materials
              Net Sales                            $ 39.6             $ 45.1
              Operating Income                        3.8                8.5

         High Performance Foams
              Net Sales                              23.4               22.1
              Operating Income                        1.3                0.6

         Polymer Materials & Components
              Net Sales                              23.5               30.5
              Operating Income (Loss)                (1.2)               4.7

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 7 - Joint Ventures

As of April 3, 2005, the Company had four joint ventures, each 50% owned, which are accounted for by the equity method of accounting. Equity income of $1.7 million and $1.3 million for the first three months ended in 2005 and 2004 is included in the consolidated statements of income. Each of the joint ventures is described below:


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


The summarized financial information for these joint ventures is included in the following table for the three-month periods ended April 3, 2005 and April 4, 2004.

         (Dollars in thousands)               2005              2004
                                              ----              ----

         Net sales                         $ 24,692          $ 13,874
         Gross profit                         7,696             6,033
         Net income                           3,921             1,851

The effect of transactions between the Company and its unconsolidated joint ventures were immaterial to the Company's financial statements in all periods presented above.

Note 8 - Commitments and Contingencies

The Company is currently engaged in the following legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division ("MCD") located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection ("DEP") accepted the Company's plan of remediation, which was subsequently accepted by the Town of Manchester in the first quarter of 2005 subject to the Company performing a study on the condition of a sewer line that will cost the Company approximately $25,000. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company continues to maintain a reserve of approximately $500,000, which represents a probable and reasonably estimable amount to cover the anticipated remediation costs based on facts and circumstances known to the Company at the present time. The Company expects the study of the sewer line to be completed in the second quarter of 2005 and the remediation to be completed by the end of 2005 or soon thereafter. The Company will be responsible for monitoring the site for at least two years after completion of the remediation.

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

PCB Contamination

The Company has been working with the DEP related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and has monitored the site since the clean up was completed. In the fourth quarter of 2004, additional PCB's were detected in one of the wells used for monitoring the site. The Company has reported the results to the DEP and is awaiting the government's response. The Company anticipates that it will be required to install an additional well cluster at the site and expects the cost of this new well to be approximately $40,000. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The future costs of monitoring the site are expected to be de minimis and, although it is reasonably possible that the Company will incur additional remediation costs associated with the newly found PCB's, the Company cannot estimate the range of costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years, particularly considering the newly identified PCB presence at the site. No time frame for completion can be estimated at the present time.

Asbestos Litigation

Overview
--------

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. The Company has been named, along with hundreds of other industrial companies, as a defendant in some of these claims. In virtually all of these claims filed against the Company, the plaintiffs are seeking unspecified damages or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs' lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to the Company. In fact, there are no cases in which the Company is the sole named defendant.

The Company did not mine, mill, manufacture or market asbestos; rather, the Company made some limited products, which contained encapsulated asbestos. Such products were provided to industrial users. The Company stopped the manufacture of these products in 1987.

Claims
------

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of April 3, 2005, there were approximately 211 pending claims compared to 232 pending claims at January 2, 2005. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against a number of defendants, including the Company, increased in 2001, 2002 and the first half of 2003 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. In addition, a significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.

Defenses
--------

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to the Company's asbestos-containing products. Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by the Company and the fact that the asbestos was encapsulated in such products. In addition, even at sites where a claimant can verify his or her presence during the same period those products were used, liability of the Company cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the Company's asbestos-containing products. Based on these and other factors, the Company has and will continue to vigorously defend itself in asbestos-related matters.

Dismissals and Settlements
--------------------------

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 6 and as many as 833 defendants. The Company has, however, settled a small number of cases for which all costs have been paid by the Company's insurance carriers. The Company has obtained dismissals of many of these claims. In the first quarter of 2005 and full year 2004, the Company was able to have approximately 34 and 85 claims dismissed, respectively, and settled 4 and 8 claims, respectively. In the first quarter of 2005, the Company's insurance carriers paid an aggregate of approximately $3.0 million for such settlements. Although these historical figures provide some insight into the Company's experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant's alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and such costs have been paid by the Company's insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

Potential Liability
-------------------

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to perform a formal analysis to project its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos related claims and recent settlement history. As a result, National Economic Research Associates, Inc. ("NERA"), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company's future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company's limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

Insurance Coverage
------------------

The Company's applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company's primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appear to be three such primary carriers, all of which were put on notice of the litigation. In late 2004, Marsh Risk Consulting ("Marsh"), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh's conclusions were based primarily on a review of the Company's coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, and the experience of NERA and a review of NERA's report.

Cost Sharing Agreement
----------------------

To  date,   the  Company's   primary   insurance   carriers  have  provided  for
substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continue to escalate, the Company and its insurance carriers have determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among the carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the known primary insurance carriers would continue to pay all legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. The Company expects a definitive cost sharing agreement to be finalized during the latter part of 2005, at which time the final terms of the cost sharing relationship would be agreed to by these respective parties.

Impact on Financial Statements
------------------------------

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company's experience, changes in the underlying assumptions that formed the basis for NERA's and Marsh's models, and other relevant factors, such as changes in the tort system and the Company's success in resolving claims. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of $200,000 in 2004. As of April 3, 2005, these balances have not been adjusted as facts and circumstances surrounding the assumptions used in the original models have remained materially consistent since the initial analysis was performed.

The amounts recorded by the Company for the asbestos-related liability and the related insurance receivable described above were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

There can be no assurance that the Company's accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amount cannot be estimated at this time. The Company will continue to vigorously defend itself and believes it has substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental Matters

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The Company is currently in the initial stages of performing an assessment on the site to determine if any contamination exists. At present, it is not possible to determine the likelihood or to reasonably estimate the cost of any potential adverse outcome based on the facts and circumstances currently known to the Company.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site and that a reasonably estimable range of loss is between $200,000 and $400,000. The Company has recorded a reserve in 2004 that approximates the low end of the range. As of April 3, 2005, the Company believes that this reserve continues to be appropriate based on facts and circumstances presently known at this time.

In addition to the above issues, the nature and scope of the Company's business brings it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business.

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

Note 9 - Restructuring

On January 21, 2004, the Company announced that it would cease operations at its South Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company's molded polyurethane materials and nitrile rubber floats to the Company's facility in Suzhou, China was completed in the third quarter of 2004. Charges associated with this transaction are projected to be approximately $2.3 million related primarily to severance that has been or will be paid to employees upon termination and completion of service requirements. In addition, the Company recognized a $0.8 million curtailment charge on its defined benefit pension plan in the fourth quarter of 2004 as a result of the termination of employees as the amortizable prior service cost related to terminated employees was accelerated into 2004 as a result of the shutdown.

In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 112, "Employers' Accounting for Postemployment Benefits", the Company recorded $2.3 million in restructuring charges in 2004 beginning in the first quarter for the cessation of operations in the South Windham, Connecticut facility, which is included in selling and administrative expenses on the statement of income. Actual costs charged against the reserve to date are approximately $1.4 million, including $0.3 million in the first quarter of 2005, and the Company expects to pay the remaining amounts over the course of 2005 and the first half of 2006. No additional costs were incurred in the first quarter of 2005.

On October 5, 2004, the Company announced a restructuring plan resulting in a headcount reduction at its Durel division. The terminations occurred early in the fourth quarter of 2004 and, as such, the Company recognized approximately $330,000 in charges associated with severance payments that have been or will be made to employees as a result of this plan in accordance with SFAS No. 146. Actual payments made to date are approximately $215,000, including approximately $72,000 in the first quarter of 2005, with the remainder to be paid over the course of 2005. No additional costs were accrued in the first quarter of 2005.

Note 10 - Related Parties

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out over five years based upon performance. In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect with the balance of $1.0 million due at the conclusion of the supply agreement. In the third quarter of 2004, the Company ceased production activities at Cellect and is currently manufacturing polyolefins exclusively at its Carol Stream facility. As of April 3, 2005, the Company has an account receivable from Cellect of $1.5 million, which primarily represents the net balance of various transactions during the term of the agreement. This amount is net of the residual $1.0 million due in connection with the post-closing agreement. In accordance with SFAS No. 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004. The Company is currently finalizing its net financial position with Cellect, and does not anticipate the ultimate outcome of its financial settlement with Cellect will have a material effect on the Company's results of operations, financial position or cash flows.

Note 11 - Acquisitions and Divestitures

KF Inc.

On January 31, 2004, the Company acquired KF Inc. ("KF"), a Korean manufacturer of liquid level sensing devices for the automotive market, through a stock purchase agreement for approximately $3.9 million. The acquisition allows the Company to position itself for further growth and expansion in the float business in Asia. Under the terms of the agreement, KF is a wholly owned subsidiary of Rogers and was included in the Company's consolidated results beginning on January 31, 2004. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations". As such, the purchase price was allocated to the acquired assets as of the date of acquisition. The following table summarizes the estimated fair values of the acquired assets as of the date of acquisition, which includes amounts recorded in the fourth quarter of 2004 to finalize the purchase accounting for the acquisition:

      (Dollars in thousands)

      Purchase Price                                             $  3,902
      Less: Identified assets and liabilities:
              Cash                                                    495
              Accounts receivable                                     255
              Inventory                                               351
              Property, plant and equipment                           404
              Intangible assets                                       800
              Other assets                                             93
              Accounts payable and other accruals                    (434)
              Deferred tax liability                                 (235)
              Other liabilities                                       (51)
                                                                ---------
      Goodwill                                                    $ 2,224
                                                                  =======

Due to the insignificant effect of KF on Rogers' consolidated statement of financial position and operating results, no pro-forma information has been presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, and the like, are discussed in greater detail in Rogers' 2004 Form 10-K filed with the Securities and Exchange Commission and are incorporated by reference herein. Such factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or to a change in its expectations.

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in three business segments:
Printed Circuit Materials, High Performance Foams and Polymer Materials and Components. These segments generate revenues and cash flows through the development, manufacturing, and distribution of specialty materials that are focused on the portable communications devices, communications infrastructure, computer and office equipment, ground transportation, defense and aerospace, and consumer markets. In these markets, Rogers primarily serves as a supplier of diverse products for varied applications to multiple customers that in turn produce end-user products; as such, Rogers' business is highly dependent, although indirectly, on market demand for these end-user products. The Company's ability to forecast future sales growth is largely dependent on management's ability to anticipate changing market conditions and how the Company's customers will react to these changing conditions;

it is also highly limited due to the short lead times demanded by the Company's customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company's sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

The Company's current focus is on worldwide markets that have an increased percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities in Asian markets, as evidenced by the continued growth in production at the Company's facilities in Suzhou, China and expanding Asian sales offices. The Company also continues to focus on new products and emerging technologies and opportunities, such as electroluminescent lamps in cell phone keypads and polyolefin foams in automotive applications. To better position itself from a strategic standpoint in certain markets, the Company completed the move in 2004 of both its polyolefin foam manufacturing operations from St. Johnsville, New York to its new facility in Carol Stream, Illinois, and its elastomer component and float manufacturing operations from South Windham, Connecticut to Suzhou, China. The Company believes that these relocations will enable it to better serve its customers and take advantage of more opportunities in the Asian marketplace. The Company continues to focus on its Six Sigma initiatives, as it plans to increase employee participation in this effort in 2005 by training more Green Belts and project champions. Six Sigma is a quantitative process improvement methodology used by the Company to help streamline and improve its processes - from manufacturing to transactional and from product to service. The Company continuously has projects in progress as it is focused on gaining both operational and transactional efficiencies as a result of its Six Sigma efforts. To date, the Company's ongoing estimated cost savings and value creation is greater than two-times its ongoing investment.

In the first quarter of 2005, sales were $86.5 million, a decline of 11% compared to the record first quarter results of 2004. Operating profit also declined from $13.8 million in the first quarter of 2004 to $3.9 million in the first quarter of 2005. Significant factors that affected operating results in the first quarter of 2005 as compared to the first quarter of 2004 include: (i) a decline of $5.4 million in sales and $4.7 million in operating profit in the Printed Circuit Materials segment, primarily due to a decrease in sales of both high frequency and flexible circuit products, compounded by an unfavorable change in sales mix; and (ii) a decline of $7.0 million in sales and $5.9 million in operating profit in the Polymer Materials and Components segment, driven by a softening in sales at Durel in its inverter and monochrome cell phone display products and a decline in sales of elastomer components. For further discussion on segment results, see "Segment Analysis" below.

The Company's sales volumes are impacted and can swing significantly based on multiple factors, including, but not limited to: end user market trends, suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. The Company has experienced recent upturns and downturns due to these varied factors and while the Company has projected sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly. While the Company experienced significant sales growth in 2004 as compared to 2003 and expects to continue sequential growth in 2005 in certain applications, such as urethane foams and electroluminescent lamps, the Company has seen and expects to continue to experience some sequential softening in various flexible circuit material applications, such as those for cellular phones, due to model volatility and the fact that many customers have increased inventories to normalize seasonal purchasing requirements, as well as a number of programs coming to end of life.

With regard to operating performance, as a number of the Company's various strategic initiatives are completed, such as the shift of polyolefin operations to Carol Stream, Illinois and the movement of elastomer component and float manufacturing to China, the Company is now focused on the continued ramp up of other product line production in China and moving up the learning curve with its new process technology in Carol Stream. The Company expects to experience cost savings resulting from the elimination of duplicate operational costs that existed in 2004 during these transitional phases and from improvements in production efficiencies. The Company expects these events, along with other cost-saving initiatives, such as Six Sigma and the continued implementation of an enterprise-wide information system, will have a positive effect on the future operating results of the Company. Although the Company expects improved operating results in the second half of 2005, actual results will be highly dependent on the dynamic nature of the Company's markets, products, and supply chain, the constant emerging operational challenges in meeting its customers evolving needs, and the expected trends in sales and product mix described above.

Results of Operations

The following table sets forth, for the periods indicated, selected Company operations data expressed as a percentage of net sales.

                                                            Three Months Ended
                                                            ------------------
                                                            April 3,   April 4,
                                                              2005       2004
                                                              ----       ----

      Net Sales                                             100.0%       100.0%
      Manufacturing Margin                                   27.0%        34.2%

      Selling and Administrative Expenses                    16.6%        15.3%
      Research and Development Expenses                       5.8%         4.8%
      Operating Profit                                        4.6%        14.2%

      Equity Income in Unconsolidated Joint Ventures          2.0%         1.3%
      Other Income                                            1.0%         1.1%

      Net Income                                              5.9%        12.5%

Net Sales

Net sales for the first quarter of 2005 were $86.5 million as compared to $97.7 million in the first quarter of 2004, a decrease of $11.2 million, or 11%. The High Performance Foams segment reported an increase in sales of almost 6%, which was offset by sales declines of 12% and 23% in the Printed Circuit Materials and Polymer Materials and Components segments, respectively. See "Segment Analysis" below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 34.2% in the first quarter of 2004 to 27.0% in the first quarter of 2005. The decrease in margins is primarily attributable to declines in the Polymer Materials and Components and Printed Circuit Materials segments. In Polymer Materials and Components, margins at Durel declined as inverter sales decreased significantly quarter-over-quarter and new production on electroluminescent keypad applications began to ramp up. Also, elastomer component and float products experienced negative gross margins in the first quarter of 2005 as the Company continues to experience challenges in ramping up production of these products in China. Margins in the Printed Circuit Materials segment were negatively affected by a decline in sales in both high frequency and flexible products and an unfavorable change in sales mix.

Selling and Administrative Expenses

Selling and administrative expenses for the first three months of 2005 were $14.4 million as compared to $14.9 million in the first quarter of 2004. As a percentage of sales, selling and administrative expenses increased from 15.3% in the first quarter of 2004 to 16.6% in the first quarter of 2005. Overall, spending levels were comparable quarter-over-quarter; however, the Company was able to leverage its existing overhead base to support the higher level of sales experienced in the first quarter of 2004, which drove the percentage of sales for the first quarter of 2005 up in comparison to the first quarter of 2004.

Research and Development Expenses

Research and development expenses increased 9.0% from $4.6 million in the first quarter of 2004 to $5.1 million in the first quarter of 2005. As a percentage of sales, research and development expenses were 5.8% of sales in the first quarter of 2005 as compared to 4.8% in the comparable prior period. The rate increase as compared to the prior year is partially a result of the decrease in sales in the first quarter of 2005 and timing of development projects.

The Company plans to reinvest approximately 6% of sales in research and development activities each year and its first quarter 2005 spending rate is in line with its expectations.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased from $1.3 million in the first quarter of 2004 to $1.7 million in the first quarter of 2005. The increase was primarily due to the continued success of the Company's high performance foams joint ventures, which continue to show strong growth with new industrial foam application wins as equity income increased by almost 33% in the first quarter of 2005 as compared to the comparable period in 2004. Also, sales at Rogers' joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd.
(RCCT), increased by almost 44% compared to the first quarter of 2004, although sales of this joint venture have softened sequentially compared to the fourth quarter of 2004 as flexible laminate circuit material sales have had various programs come to end of life.

Income Taxes

The Company's effective tax rate for the first quarter of 2005 was 24%, down from the 25% effective tax rate in the first quarter of 2004. In 2005, the effective tax rate benefited primarily from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 3 and 2 percentage points, respectively.

Segment Analysis

 (Dollars in millions)                               First Quarter
                                      ------------------------------------------

                                         2005       2004      $ Change  % Change
                                      ------------------------------------------
Printed Circuit Materials:
     Net Sales                        $  39.6     $  45.1     $  (5.4)     (12%)
     Operating Profit                     3.8         8.5        (4.7)     (55%)

High Performance Foams:
     Net Sales                           23.4        22.1         1.3         6%
     Operating Profit                     1.3         0.6         0.7       106%

Polymer Materials and Components:
     Net Sales                           23.5        30.5        (7.0)     (23%)
     Operating Profit (Loss)             (1.2)        4.7        (5.9)    (126%)


Net sales of Printed Circuit Materials in the first quarter of 2005 were $39.6 million, a decrease of 12% from the first quarter of 2004. Segment operating profit declined from $8.5 million in the first quarter of 2004 to $3.8 million in the first quarter of 2005. These decreases are attributable to sales declines of 10% and 21% in high frequency materials and flexible products, respectively. In high frequency, the first quarter of 2004 represented a record quarter for sales. High frequency sales levels declined sequentially throughout the course of 2004, but increased by approximately 23% in the first quarter of 2005 as compared to the fourth quarter of 2004, although not back to the levels of the first quarter of 2004. High frequency sales in the first quarter of 2005 were driven by strength in cell phone base station infrastructure applications, as 3G-infrastructure spending continues to increase, and in the LNB satellite business, marking what the Company believes may be the beginning of an upturn in these markets. The Company anticipates that sales into the satellite market will also be strong in the second quarter of 2005. In flexible products, sales declined approximately 44% sequentially from the fourth quarter of 2004. This sales decline was driven primarily by a number of cellular telephone programs coming to end of life. The Company is focused on growth in sales of its flexible products in 2005 and 2006 through recent design wins and further diversification of the customer base. The Company recently introduced a new family of flexible circuit materials that addresses the growing need for denser circuits and thinner constructions. However, the Company anticipates that significant sales for these new flexible circuit materials will not occur until 2006.

High Performance Foams net sales increased almost 6% to $23.4 million and operating profits more than doubled to $1.3 million in the first quarter of 2005. Sequentially, High Performance Foams net sales were only slightly below the record sales levels experienced in the fourth quarter of 2004. The increases from the first quarter of 2004 to the first quarter of 2005 were driven primarily by strong sales of polyurethane foams in industrial and consumer applications, as sales increased 13%. This increase was mitigated by a 32% decline in sales of polyolefin foam products as the Company continues to work at improving yields and throughput in the polyolefin production process and also works to develop new, significantly higher valued products to improve operating results.

The Polymer Materials and Components segment had sales of $23.5 million in the first quarter of 2005, a decrease of 23% from the first quarter of 2004. Operating results for the segment declined by $5.9 million from the first quarter of 2004 to an operating loss of $1.2 million in the first quarter of 2005. These quarter-over-quarter decreases result primarily from a 30% decline in sales at Durel, which is commensurate with the end of life on monochrome cell phone programs. Sequentially, segment sales increased by 17% in the first quarter of 2005 from the fourth quarter of 2004. Durel had sequential sales growth of 20% in the first quarter of 2005 as compared to the fourth quarter of 2004 as Durel continued to experience success in its flexible electroluminescent keypad lamp applications during the quarter as the program is ahead of original forecasts and the Company is investing in additional capacity for future production requirements. Durel is currently in production on several lamps for backlighting keypads for five cell phone manufacturers and the Company expects continued growth by the end of 2005. Sales of elastomer component and float products declined by 32% from the first quarter of 2004 as the Company ramped up production and customers purchased excess inventory in 2004 in anticipation of the Company's move of this product line to China. Sequentially, sales remained relatively flat in comparison to the fourth quarter of 2004. The Company has made steady progress with this business in China and has recently experienced expansion of the float business as most of the start-up issues associated with the move to China have been resolved. The Company is also expanding production of busbars into China and shipped the first product from that operation in the first quarter of 2005. Sales of busbars increased approximately 6% in the first quarter of 2005 as compared to the first quarter of 2004 and 29% sequentially as compared to the fourth quarter of 2004. This sequential sales growth was driven by power drive and transportation applications in Europe and the Company is optimistic about future sales opportunities for busbars in China.

Liquidity, Capital Resources and Financial Position

Rogers' management believes that the Company's ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company's financial position continuing to remain strong in the first quarter of 2005. The Company remains debt free and is able to finance its operating needs through internally generated funds. Management believes that over the next twelve months internally generated funds plus available lines of credit will be sufficient to meet the capital expenditure requirements and ongoing needs of the business. However, the Company continually reviews and evaluates the adequacy of its lending facilities and relationships.

At April 3, 2005, cash, cash equivalents and short-term investments totaled $40.7 million as compared to $40.0 million at January 2, 2005. Cash increased even though the Company repurchased approximately $7.0 million of its common stock as part of its share repurchase program and spent approximately $4.2 million on capital requirements. Working capital increased slightly from $115.5 million at January 2, 2005 to $116.3 million at April 3, 2005.

Significant changes in the Company's balance sheet accounts are as follows:

     o Accounts receivable declined approximately $3.5 million from $57.3 million at January 2, 2005 to $53.7 million at April 3, 2005 primarily due to the collection of annual royalty payments of approximately $3.2 million in the first quarter of 2005.

     o Inventories decreased by $4.1 million from $49.0 million at January 2, 2005 to $44.9 million at April 3, 2005. The decrease is due primarily to declines in elastomer component inventory ($1.3 million), as the inventory build that took place in 2004 in preparation for the move of the Company's production to China is now returning to more normalized levels as the move has been completed, declines in flexible product inventory ($1.0 million), as the overall market softening has led the Company to cut back on raw material purchases and work off of existing inventories, and declines in inventories at Durel ($1.4 million), as purchases of inverters have been reduced commensurate with the decrease in sales volume and additional reserves were recorded on certain inverter inventory.

     o Accrued employee benefits and compensation decreased from $18.4 million at January 2, 2005 to $13.3 million at April 3, 2005 due mainly to annual incentive compensation payouts of approximately $7.0 million in the first quarter of 2005 that related to 2004 operating performance; offset partially by accruals for employee benefits for the 2005 fiscal year (approximately $2.0 million).

Cash flows from operations were approximately $6.8 million in the first quarter of 2005 as compared to $5.3 million in the first quarter of 2004. This increase was caused primarily by reductions in certain working capital accounts, including inventory and accounts receivable (as discussed above). Both inventories and accounts receivable decreased in the first quarter of 2005 as the Company's sales levels and related production requirements were less than in the first quarter of 2004. These decreases were mitigated by lower net income in the first quarter of 2005 ($5.1 million) as compared to the first quarter of 2004 ($12.2 million).

Contingencies

During the first quarter of 2005, the Company did not become aware of any material developments related to environmental matters or other contingencies. The Company has not had any material recurring costs and capital expenditures related to environmental matters, except for payments by its insurance carriers of $3.0 million for settlements of asbestos-related matters. Refer to Note 7 of the unaudited condensed consolidated financial statement for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company's contractual obligations during the first quarter of 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company's financial condition or results of operations.

Related Parties

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out over five years based upon performance. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect with the balance of $1.0 million due at the conclusion of the supply agreement. In the third quarter of 2004, the Company ceased production activities at Cellect and it was manufacturing polyolefins exclusively at its Carol Stream facility. As of April 3, 2005, the Company has accounts receivable from Cellect of approximately $1.5 million, which primarily represents the net culmination of varied transactions during the term of the agreement. This amount is net of the residual $1.0 million due in connection with the post-closing agreement. In accordance with SFAS No. 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004. The Company is currently finalizing its net financial position with Cellect, and does not anticipate the ultimate outcome of its financial settlement with Cellect will have a material effect on the Company's results of operations, financial position or cash flows.

New Accounting Policies

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123R. This ruling effectively delayed the Company's adoption of the standard until the first quarter of 2006. The Company will continue to evaluate the provisions of SFAS 123R to determine its impact on its financial condition, results of operations and liquidity upon adoption.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

Critical Accounting Policies

There have been no significant changes in the Company's critical accounting policies during the first quarter of 2005.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers' exposure to market risk during the first quarter of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers' Annual Report set forth in Exhibit 13 to the Company's Form 10-K for fiscal year 2004.

Item 4.  Controls and Procedures

a. As of the end of the period covered by this report, management of Rogers conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company's internal control over financial reporting in the Company's accounting for deferred income taxes as discussed below and as reported in the Company's Annual Report on Form 10-K for the year-ended January 2, 2005, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of April 3, 2005, the Company's disclosure controls and procedures were not effective.

b. Management of Rogers is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and the board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     As of January 2, 2005, management's assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the Company's internal control over financial reporting for deferred income taxes. Specifically, management determined that a change was necessary in the method used to reconcile and account for deferred income taxes to be consistent with the application of the provisions of Statement of Financial Accounting Standards No. 109. This material weakness is discussed in greater detail in the Company's Annual Report on Form 10-K for the year-ended January 2, 2005.

     During the first quarter of 2005, the Company began the process of implementing controls and procedures to address the material weakness identified as of January 2, 2005 and believes that, once fully implemented, these controls and procedures will correct the material weakness discussed above.

     Except as discussed above, there were no changes in the Company's internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.      Legal Proceedings

See Note 8, "Commitments and Contingencies", to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities



                                                                                                               (d) Maximum Number
                                                                                     (c)  Total Number of  (or Approximate Dollar
                                                                                        Shares (or Units)    Value) of Shares (or
                                        (a) Total Number of                           Purchase as Part of  Units) that May Yet Be
                                          Shares (or Units)  (b) Average Price Paid    Publicly Announced     Purchased Under the
Period                                           Purchased      per share (or Unit)     Plans or Programs       Plans or Programs
------                                   ------------------  ----------------------  ---------------------  ----------------------

February 28, 2005 through April 3, 2005        84,400                 $   40.64               84,400          $  14,823,758
January 31, 2005 through February 27, 2005     21,100                 $   42.50               21,100          $  18,253,368
January 3, 2005 through January 30, 2005       64,400                 $   41.44               64,400          $  19,150,157



On October 28, 2004, the Company's Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $25 million in market value of shares of the Company's capital stock in open market transactions. The buyback program will be completed or cancelled within twelve months of the authorization date.

Item 4.      Submission of Matters to a Vote of Security Holders

(a) Rogers' Annual Meeting of Shareholders was held on April 28, 2005, during the second fiscal quarter of 2005.

(b) All of the matters voted upon were approved and the specific votes are as follows:


       1.     To elect the members of the Board of Directors:

                                           Number of Shares
                                           -----------------
        Name                            For               Withheld
        ----                            ---               --------

        Leonard M. Baker              14,271,743           274,804
        Walter E. Boomer               9,897,565         4,648,982
        Edward L. Diefenthal          14,344,293           202,254
        Gregory B. Howey              14,212,238           334,309
        Leonard R. Jaskol             14,271,940           274,607
        Eileen S. Kraus               13,756,268           790,279
        William E. Mitchell           13,714,691           831,856
        Robert G. Paul                13,764,934           781,613
        Robert D. Wachob              14,273,771           272,776

       2.     To approve the Rogers Corporation 2005 Equity Compensation Plan:

                For             Against          Abstentions           Non-Vote
                ---             -------          -----------           --------
              9,286,642        2,913,728            41,851            2,304,326

       3. To ratify the appointment of Ernst & Young LLP as the Company's registered public accounting firm for the fiscal year ending January 1, 2006:

                             For             Against          Abstentions
                             ---             -------          -----------
                          14,300,424         240,924             5,199

Item 6.       Exhibits

List of Exhibits:

     3a Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as Exhibit 3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (the 1988 Form 10-K).

     3b Articles of Amendment to the Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on August 10, 1966, were filed as Exhibit 3b to the 1988 Form 10-K.

     3c Articles of Merger of Parent and Subsidiary Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on December 29, 1975, were filed as Exhibit 3c to the 1988 Form 10-K.

     3d Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as
                Exhibit 3d to the 1988 Form 10-K.

     3e Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on March 29, 1979, were filed as
                Exhibit 3e to the 1988 Form 10-K.

     3f Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 2, 1982, were filed as
                Exhibit 3f to the 1988 Form 10-K.

     3g Articles of Merger of Parent and Subsidiary Corporations, filed with the Secretary of State of the Commonwealth of Massachusetts on December 31, 1984, were filed as Exhibit 3g to the 1988 Form 10-K.

     3h Articles of Amendment, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1988, were filed as
                Exhibit 3h to the 1988 Form 10-K.

     3i Bylaws of Rogers Corporation, as amended and restated effective August 26, 2004, were filed as Exhibit 3.1 to the Company's Current Report of Form 8-K, filed with the Securities and Exchange Commission on September 1, 2004, were filed as Exhibit 3i to the 2004 Form 10-K.

     3j Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 24, 1994, were filed as
                Exhibit 3j to the 1995 Form 10-K.

     3k Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 8, 1998 were filed as Exhibit 3k to the 1998 Form 10-K.

     3l Articles of Merger of Parent and Subsidiary Corporation, filed with the Secretary of State of the Commonwealth of Massachusetts on December 28, 2003, were filed as Exhibit 3l to the 2004 Form 10-K.

     4a 1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997. The June 19, 1997 and July 7, 1997 amendments were filed on Form 8-A/A dated July 21, 1997. The April 10, 2000 amendment was filed on Form 8-K on May 16, 2000.

     4b Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant hereby undertakes to file these instruments with the Commission upon request.

     10af Rogers Corporation 2005 Equity Compensation Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.1 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005) *.

     10ag Form of Incentive Stock Option Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.2 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005) *.

     10ah Form of Non-Qualified Stock Option Agreement (For Officers and Employees, with vesting) under the 2005 Plan (incorporated herein by reference to Exhibit 10.3 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005) *.

     10ai Form of Non-Qualified Stock Option Agreement (For Officers and Employees, without vesting) under the 2005 Plan (incorporated herein by reference to Exhibit 10.4 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005) *.

     10aj Form of Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the 2005 Plan (incorporated herein by reference to Exhibit 10.5 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

     10ak Form of Stock Appreciation Right Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.6 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005) *.

     10al Form of Restricted Stock Agreement under the 2005 Plan (incorporated herein by reference to Exhibit 10.7 to Rogers' Registration Statement No. 333-124489 on Form S-8 dated April 28, 2005, and filed on April 29, 2005) *.

     10am Amendment, effective April 28, 2005, to 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Rogers' Current Report on Form 8-K, filed May 2, 2005) *.

     10r-1 Amendment No. 1 to Summary of Director and Executive Officer Compensation, filed herewith *.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification of Acting Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

*      Management Contract.

Part II, Items 3 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ROGERS CORPORATION
                                      (Registrant)




                                      /s/ Paul B. Middleton
                                      ---------------------
                                      Paul B. Middleton
                                      Acting Chief Financial Officer and
                                      Corporate Controller

Dated:  May 9, 2005