Form 10-Q
period 2005-07-03
ROGERS CORP
filed 2005-08-10
CIK 84748

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         -------------------------------
                                    FORM 10-Q
                         -------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 3, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------   --------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]


The number of shares outstanding of the Registrant's common stock as of July 29, 2005 was 16,253,786.

================================================================================

                               ROGERS CORPORATION
                                    FORM 10-Q
                                  July 3, 2005


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

Part I - Financial Information
------------------------------

Item 1. Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Statements of Operations                        3

     Condensed Consolidated Statements of Financial Position                4

     Condensed Consolidated Statements of Cash Flows                        5

     Notes to Condensed Consolidated Financial Statements                6-17

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  17-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk         25

Item 4. Controls and Procedures                                            25

Part II - Other Information
---------------------------

Item 1. Legal Proceedings                                                  26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 4. Submission of Matters to a Vote of Security Holders             26-27

Item 6. Exhibits                                                        28-29

Signature                                                                  29

Exhibits
--------

Certifications Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                    Exhibit 31.1/31.2

Certifications Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002                                           Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

                               ROGERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share amounts)(Unaudited)


                                                Three Months Ended          Six Months Ended

                                              July 3,        July 4,       July 3,       July 4,
                                               2005           2004          2004          2005
                                               ----           ----          ----          ----

Net Sales                               $     83,356   $     93,323  $    169,902   $    190,993

Cost of Sales                                 58,979         61,657       122,295        125,941
Selling and Administrative Expenses           15,122         13,402        29,350         28,896
Research and Development Expenses              5,177          4,926        10,236          9,569
Impairment Charges                            20,030           --          20,030           --
                                        ------------   ------------  ------------   ------------
Total Costs and Expenses                      99,308         79,985       181,911        164,406
                                        ------------   ------------  ------------   ------------

Operating Income (Loss)                      (15,952)        13,338       (12,009)        26,587

Equity Income (Loss) in Unconsolidated
   Joint Ventures                               (331)         1,897         1,400          3,186
Other Income less Other Charges                   10            478           852          2,170
Interest Income, Net                             134             22           362            100
                                        ------------   ------------  ------------   ------------

Income (Loss) Before Income Taxes            (16,139)        15,735        (9,395)        32,043

Income Tax Expense (Benefit)                  (7,325)         3,934        (5,707)         8,010
                                        ------------   ------------  ------------   ------------

Net Income (Loss)                       $     (8,814)  $     11,801  $     (3,688)  $     24,033
                                        ============   ============  ============   ============

Net Income (Loss) Per Share:

    Basic                               $      (0.54)  $       0.72             $     (0.23$1.48
                                        ============   ============  ============   ============

    Diluted                             $      (0.54)  $       0.68             $     (0.23$1.40
                                        ============   ============  ============   ============

Weighted Average Shares Outstanding:

    Basic                                 16,271,291     16,389,617    16,337,836     16,283,166
                                        ============   ============  ============   ============

    Diluted                               16,271,291     17,247,002    16,337,836     17,110,131
                                        ============   ============  ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ROGERS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           (Dollars in thousands, except per share amounts)(Unaudited)

                                                             July 3,  January 2,
                                                              2005        2005
                                                              ----        ----
Assets
Current Assets:
    Cash and Cash Equivalents                                 $ 34,092  $ 37,967
    Short-term Investments                                        --       2,000
    Accounts Receivable, Net                                    52,156    57,264
    Account Receivable from Joint Ventures                       6,523     5,176
    Note Receivable, Current                                     2,100     2,100
    Inventories                                                 42,634    49,051
    Current Deferred Income Taxes                                9,064     9,064
    Asbestos-Related Insurance Receivables                       7,154     7,154
    Other Current Assets                                         3,526     3,158
                                                              --------  --------
           Total Current Assets                                157,249   172,934

Notes Receivable                                                 4,200     4,200
Property, Plant and Equipment, Net of Accumulated
    Depreciation of $119,543 and $111,215                      123,863   140,384
Investments in Unconsolidated Joint Ventures                    17,484    18,671
Pension Asset                                                    5,831     5,831
Goodwill                                                        21,928    21,928
Other Intangible Assets                                          1,259     7,144
Asbestos-Related Insurance Receivables - Noncurrent             28,803    28,803
Other Assets                                                     5,388     5,300
                                                              --------  --------
           Total Assets                                       $366,005  $405,195
                                                              ========  ========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable                                          $ 14,387  $ 21,117
    Accrued Employee Benefits and Compensation                  14,718    18,427
    Accrued Income Taxes Payable                                 7,552     8,177
    Asbestos-Related Liabilities                                 7,154     7,154
    Other Accrued Liabilities                                    3,640     2,512
                                                              --------  --------
           Total Current Liabilities                            47,451    57,387

Deferred Income Taxes                                            5,236    14,111
Pension Liability                                               12,769    14,757
Retiree Health Care and Life Insurance Benefits                  6,483     6,483
Asbestos-Related Liabilities                                    29,045    29,045
Other Long-Term Liabilities                                      1,441     2,045

Shareholders' Equity:
    Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued and Outstanding
        Shares 16,263,736 and 16,437,790                        16,263    16,437
    Additional Paid-In Capital                                  32,141    41,769
    Retained Earnings                                          210,730   214,418
    Accumulated Other Comprehensive Income                       4,446     8,743
                                                              --------  --------
           Total Shareholders' Equity                          263,580   281,367
                                                              --------  --------

           Total Liabilities and Shareholders' Equity         $366,005  $405,195
                                                              ========  ========


The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)(Unaudited)


                                                                                  Six Months Ended

                                                                                  July 3,    July 4,
                                                                                   2005       2004
                                                                                 --------   --------
Operating Activities
  Net Income (Loss)                                                             $ (3,688)  $ 24,033
  Adjustments to Reconcile Net Income (Loss) to Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                               10,476      9,004
      Deferred Income Taxes                                                       (8,118)      (954)
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                                       (1,400)    (3,186)
      Pension and Postretirement Benefits                                            707     (2,884)
      Other, Net                                                                  (3,168)    (1,491)
      Impairment Charges                                                          20,030       --
      Changes in Operating Assets and Liabilities, Net of Effects of
       Acquisition of Businesses:
            Accounts Receivable                                                    3,794     (7,259)
            Accounts Receivable, Joint Ventures                                   (2,071)      (133)
            Inventories                                                            5,323     (9,159)
            Other Current Assets                                                     138        273
            Accounts Payable and Accrued Expenses                                (10,795)     1,838
                                                                                --------   --------

             Net Cash Provided by Operating Activities                            11,228     10,082

Investing Activities
Capital Expenditures                                                             (12,051)   (13,538)
Acquisition of Business, Net                                                        --       (3,005)
Investments in Unconsolidated Joint Ventures and Affiliates                        2,813     (1,794)
Short-Term Investments                                                             2,000     (4,995)
                                                                                --------   --------

            Net Cash Used in Investing Activities                                 (7,238)   (23,332)

Financing Activities
Proceeds from Sale of Capital Stock, Net                                           3,691      6,837
Purchase of Capital Stock from Shareholders                                      (11,987)      --
Proceeds from Issuance of Shares to Employee Stock Ownership Plan                    897        719
                                                                                --------   --------

            Net Cash Provided by (Used in) Financing Activities                   (7,399)     7,556

Effect of Exchange Rate Changes on Cash                                             (466)       (52)
                                                                                --------   --------

Net Decrease in Cash and Cash Equivalents                                         (3,875)    (5,746)

Cash and Cash Equivalents at Beginning of Year                                    37,967     31,476
                                                                                --------   --------

Cash and Cash Equivalents at End of Quarter                                     $ 34,092   $ 25,730
                                                                                ========   ========

Supplemental Disclosure of Noncash Activities

Contribution of Shares to Fund Employee Stock Ownership Plan                    $    806   $    689
Exchange of Note Receivable as Partial Payment for Acquired Business                --        1,833


The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying statements of financial position and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

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

Income Taxes

The Company's effective tax rate was (45%) and 25%, respectively, for the three month period ended July 3, 2005 and July 4, 2004 and (61%) and 25% for the first six months of 2005 and 2004, respectively. The Company's annual effective tax rate, excluding the effects of the impairment charge, at the end of the second quarter of 2005 was 20% as compared to 25% at the end of the second quarter of 2004, and 24% at the end of the first quarter of 2005. Income taxes paid were $21,000 and $480,050 in the three months ended July 3, 2005 and July 4, 2004, and $41,000 and $3.7 million for the first six months of 2005 and 2004, respectively. In 2005, the effective tax rate benefited primarily from (i) one-time non-cash pre-tax charges of $21.4 million taken on certain assets of the Company's polyolefin business (33.5 percentage point decrease), (ii) favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 4 and 2 percentage points, respectively, and (iii) a 4 percentage point decrease due to lower forecasted income levels in 2005. As a result of the benefit related to the non-cash charges for which tax deductions will be realized over an extended time period, the Company's deferred tax liabilities decreased by approximately $8.1 million as of July 3, 2005.

Inventories

Inventories were as follows:

                                                            July 3,   January 2,
         (Dollars in thousands)                              2005       2005
                                                             ----       ----

Raw materials                                              $13,564     $16,121
Work in process and finished goods                          29,070      32,930
                                                           -------     -------
                                                           $42,634     $49,051
                                                           =======     =======

Comprehensive Income

Comprehensive income were as follows:

                                             Three-Months Ended     Six-Months Ended
                                             July 3,    July 4,    July 3,     July 4,
      (Dollars in thousands)                  2005       2004       2005        2004
                                              ----       ----       ----        ----

Net income (loss)                          $ (8,814)   $ 11,801   $ (3,688)   $ 24,033

Foreign currency translation adjustments     (2,460)        471     (4,297)       (336)
                                           --------    --------   --------    --------
   Comprehensive income (loss)             $(11,274)   $ 12,272   $ (7,985)   $ 23,697
                                           ========    ========   ========    ========


Accumulated   balances   related  to  each   component  of   Accumulated   Other
Comprehensive Income as of July 3, 2005 and January 2, 2005 were as follows:

           (Dollars in thousands)                   2005        2004
                                                    ----        ----

Foreign currency translation adjustments         $  8,337    $ 12,634
Minimum pension liability                          (3,891)     (3,891)
                                                 --------    --------
Accumulated Other Comprehensive Income           $  4,446    $  8,743
                                                 ========    ========

Recent Accounting Standards

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission extended the compliance dates for SFAS 123R, and therefore, Rogers will adopt SFAS 123R in the first quarter of fiscal 2006. The Company will continue to evaluate the provisions of SFAS 123R to determine its impact on its financial condition, results of operations and liquidity upon adoption.

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

Note 2 - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share in conformity with SFAS No. 128, "Earnings per Share", for the periods indicated:

                                                      Three-Months Ended        Six-Months Ended
                                                       July 3,    July 4,      July 3,      July 4,
         (Dollars in thousands)                         2005       2004         2005         2004
         ----------------------                         ----       ----         ----         ----

   Numerator:
   Net income (loss)                                 $ (8,814)   $ 11,801    $ (3,688)   $   24,033

Denominator:
    Denominator for basic earnings per share -
       Weighted-average shares                         16,271      16,390      16,338        16,283

   Effect of dilutive stock options                      --           857        --             827
                                                     --------    --------    --------    ----------

   Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                   16,271      17,247      16,338        17,110
                                                     ========    ========    ========    ==========

 Basic earnings (loss) per share                     $  (0.54)   $   0.72    $  (0.23)   $     1.48
                                                     ========    ========    ========    ==========

 Diluted earnings (loss) per share                   $  (0.54)   $   0.68    $  (0.23)   $     1.40
                                                     ========    ========    ========    ==========


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

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings
(loss) per share for the periods indicated would have been reduced to the pro forma amounts indicated below:

                                                       Three-Months Ended         Six-Months Ended
                                                       July 3,       July 4,     July 3,      July 4,
 (Dollars thousands, except per share amounts)          2005          2004        2005         2004
                                                        ----          ----        ----         ----

Net income (loss), as reported                     $   (8,814)   $   11,801   $  (3,688)   $   24,033
Less:  Total stock-based compensation expense
        determined under Black-Scholes option
        pricing model, net of related tax effect        4,148         6,640       4,953         7,497
                                                   ----------    ----------   ---------    ----------

Pro-forma net income (loss)                        $  (12,962)   $    5,161   $  (8,641)   $   16,536
                                                   ==========    ==========   =========    ==========

Basic earnings (loss) per share:
            As reported                            $    (0.54)   $     0.72   $   (0.23)   $     1.48
            Pro-forma                                   (0.80)         0.31       (0.53)         1.02

Diluted earnings (loss) per share:
            As reported                            $    (0.54)   $     0.68   $   (0.23)   $     1.40
            Pro-forma                                   (0.80)         0.30       (0.53)         0.97

The effects on pro forma net income (loss) and earnings (loss) per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years, due to such things as the variation in vesting periods of future stock options that might be granted, the variation each year in the number of stock options granted, and the potential variations in the future assumptions used in the Black-Scholes model for calculating pro-forma compensation expense.

An average vesting period of three years was used for the assumption regarding stock options granted, except for options for approximately 353,000 shares that were granted in the second quarter of 2004 and for options for 331,000 shares that were granted in the first six months of 2005 that vested immediately. Shares obtained by employees through the exercise of options issued under these 2004 and 2005 grants cannot be sold until after the fourth anniversary of the grant date.

Note 4 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

                                                            Pension Benefits
                                                            ----------------
                                             Three-Months Ended          Six-Months Ended
                                             July 3,     July 4,        July 3,      July 4,
(Dollars in thousands)                        2005        2004           2005         2004
                                              ----        ----           ----         ----

Service cost                              $   1,041    $  1,022        $ 2,085      $ 2,044
Interest cost                                 1,646       1,613          3,250        3,226
Expected return on plan assets               (2,041)     (1,798)        (4,023)      (3,597)
Amortization of prior service cost              106         125            231          250
Amortization of net loss                        215         193            329          387
                                          ---------    --------        -------      -------
Net periodic benefit cost                 $     967    $  1,155        $ 1,872      $ 2,310
                                          =========    ========        =======      =======

                                                             Other Benefits
                                                             --------------
                                             Three-Months Ended          Six-Months Ended
                                             July 3,     July 4,        July 3,      July 4,
(Dollars in thousands)                        2005        2004           2005         2004
                                              ----        ----           ----         ----
(Dollars in thousands)

Service cost                                 $  173      $  126        $  346       $  252
Interest cost                                   156         133           311          266
Expected return on plan assets                   --          --            --           --
Amortization of prior service cost               --          --            --           --
Amortization of net loss                         83          28           165           56
                                             ------      ------        ------       ------
Net periodic benefit cost                    $  412      $  287        $  822       $  574
                                             ======      ======        ======       ======


Employer Contributions

The Company made a $2 million contribution to its qualified defined benefit pension plan in the second quarter of 2005 (contributions approximated $3.3 million during fiscal 2004).

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the Company believes that drug benefits offered to the salaried retirees under Postretirement Welfare plans will qualify for subsidy under Medicare Part D. During the third quarter of 2004, the effects of this subsidy were factored into the 2004 annual expense. The reduction in the benefit obligation attributable to past service cost was approximately $545,000 and was recorded as an actuarial gain in 2004 that will be amortized over the remaining service period of active employees (approximately $49,000 and $51,000 was amortized in 2004 and will be amortized in 2005, respectively). The reduction in expense related to the Act was approximately $126,000 in 2004 and $69,000 in the first half of 2005. The reduction in expense for the first and second quarter of 2005 is $35,000 and $34,000, respectively.

Note 5 - Equity

Common Stock Repurchase

From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's common stock. The most recent regular authorization was approved on October 28, 2004 and provided for the repurchase of up to an aggregate of $25 million in market value of such stock. As of July 3, 2005, the Company had repurchased approximately 374,000 shares of stock for a total of $15.2 million as a result of this plan, including approximately 133,900 shares of stock for a total of approximately $5.0 million in the second quarter of 2005.

Note 6 - Segment Information

The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for the periods indicated:


                                    Three-Months Ended             Six-Months Ended
(Dollars in millions)          July 3, 2005   July 4, 2004   July 3, 2005   July 4, 2004
                               ------------   ------------   ------------   ------------

Printed Circuit Materials
     Net Sales                   $  37.0       $  47.5      $   76.7       $   92.6
     Operating Income                4.2          11.5           8.0           20.0

Polymer Materials & Components
     Net Sales                   $  23.7       $  24.0      $   47.2       $   54.5
     Operating Income (Loss)        (0.5)          0.5          (1.7)           4.7

High Performance Foams
     Net Sales                   $  22.6       $  21.8      $   46.0       $   43.9
     Operating Income (Loss)       (19.6)          1.3         (18.3)           1.9

Total
     Net Sales                   $  83.4       $  93.3      $  169.9       $  191.0
     Operating Income (Loss)       (16.0)         13.3         (12.0)          26.6

High Performance Foams operating loss in 2005 includes substantially all of the effect of the impairment charges.

Inter-segment sales have been eliminated from the sales data in the previous table. Totals may not calculate due to rounding.

Note 7 - Joint Ventures

As of July 3, 2005, the Company had four joint ventures, each 50% owned, which are accounted for by the equity method of accounting. Equity income of $1.4 million and $3.2 million for the first six months of 2005 and 2004 is included in the consolidated statements of operations, respectively. Each of the joint ventures is described below:

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

The summarized financial information for these joint ventures is included in the following table for the six-month periods ended July 3, 2005 and July 4, 2004.

         (Dollars in thousands)          2005                        2004
                                         ----                        ----

         Net sales                    $ 45,870                    $ 36,405
         Gross profit                   10,953                      12,685
         Net income                      3,631                       6,653

The effect of transactions between the Company and its unconsolidated joint ventures were immaterial to the Company's financial statements in all periods presented above.

Note 8 - Commitments and Contingencies

The Company is currently engaged in the following legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division ("MCD") located in Manchester, Connecticut to Vyncolit North America, Inc. (Vyncolit), a subsidiary of the Perstorp Group (Perstorp), Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection ("DEP") accepted the Company's plan of remediation, which was subsequently accepted by the Town of Manchester in the first quarter of 2005 subject to the Company performing a study on the condition of a sewer line. In the second quarter of 2005, the study was completed and found the sewer line to be in good condition. The findings have been submitted to the town and await approval. Once approved by the town, the plans will also have to be approved by Sumitomo Bakelite Co., Ltd., a Japanese company that purchased Vyncolit from Perstorp in the second quarter of 2005. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company continues to maintain a reserve of approximately $0.5 million, which represents the costs to cover the anticipated remediation, which is both probable and estimable, based on facts and circumstances known to the Company at the present time. The remediation is expected to be completed by the end of 2005 or soon thereafter. The Company will be responsible for monitoring the site for at least two years after completion of the remediation.

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

PCB Contamination

The Company has been working with the DEP related to certain polychlorinated biphenyl ("PCB") contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and has monitored the site since the clean up was completed. In the fourth quarter of 2004, additional PCB's were detected in one of the wells used for monitoring the site. The Company has reported the results to the DEP and is awaiting the government's response. The Company anticipates that it will be required to install an additional well cluster at the site and expects the cost of this new well to be approximately $40,000, which has been accrued. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The future costs of monitoring the site are expected to be de minimis and, although it is reasonably possible that the Company will incur additional remediation costs associated with the newly found PCB's, the Company cannot estimate the range of costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years, particularly considering the newly identified PCB presence at the site. No time frame for completion can be estimated at the present time.

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

Claims
------

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of July 3, 2005, there were approximately 199 pending claims compared to 232 pending claims at January 2, 2005 and 211 pending claims at April 3, 2005. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

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

Dismissals and Settlements
--------------------------

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 6 and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In the first six months of 2005 and full year 2004, the Company was able to have approximately 64 and 84 claims dismissed, respectively, and settled 4 and 8 claims, respectively. The Company has, however, settled a small number of cases for which all costs have been paid by the Company's insurance carriers. The Company's insurance carriers paid an aggregate of approximately $3.0 million for such settlements in the first three months of 2005, while there were no payments made during the second quarter of 2005. Although these historical figures provide some insight into the Company's experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

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

Impact on Financial Statements
------------------------------

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company's experience, changes in the underlying assumptions that formed the basis for NERA's and Marsh's models, and other relevant factors, such as changes in the tort system and the Company's success in resolving claims. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of $200,000 in 2004. As of July 3, 2005, these balances have not been adjusted as facts and circumstances surrounding the assumptions used in the original models have remained materially consistent since the initial analysis was performed.

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

Other Environmental Matters

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The initial assessment on the site has been completed and has confirmed that there is contamination. The Company is in the process of assessing the extent of contamination. At present, it is not possible to determine the likelihood or to reasonably estimate the cost of any potential adverse outcome based on the facts and circumstances currently known to the Company.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site and that a reasonably estimable range of loss is between $200,000 and $400,000. The Company recorded a reserve in 2004 that approximates the low end of the range. As of July 3, 2005, the Company believes that this reserve continues to be appropriate based on facts and circumstances presently known at this time.

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

Note 9 - Impairment Charge

In the second quarter of 2005, the Company recorded non-cash pre-tax charges of $21.4 million related to the polyolefin foam business in the Company's High Performance Foams business segment. This charge includes a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. The Company also recorded a non-cash pre-tax impairment charge of $0.3 million on its facility in South Windham, Connecticut that formerly contained the manufacturing operations of it elastomer components products, which were relocated to Suzhou, China in 2004.

The Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC, in the beginning of fiscal year 2002. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company's initial purchase, which caused the Company to revisit its business plan for the polyolefin foam business. The Company concluded during the second quarter that under the new circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the current business by shedding unprofitable customers and to concentrate on developing new, more profitable products.

These developments resulted in the performance of an impairment analysis that was conducted in accordance with Statement of Financial Accounting Standards No. 144, (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" and No. 142, (SFAS 142) "Goodwill and Other Intangible Assets". This analysis resulted in the impairment of certain long-lived assets, including machinery and equipment ($14.1 million) and intangibles ($5.7 million), and the write down of certain inventory ($1.2 million) and receivables ($0.4 million) related to the polyolefin foam business. A deferred income tax benefit of $8.1 million was also recorded, resulting in a net after-tax charge of $13.2 million.

Additionally during the second quarter of 2005, a non-cash pre-tax impairment charge was recorded on the Company's facility in South Windham, Connecticut of $0.3 million. The South Windham facility was formerly the location of the manufacturing operations of the Company's elastomer components business prior to it being moved to Suzhou, China in the fall of 2004. In the second quarter of 2005, the Company made the decision to actively market the building. As a result, a fair value analysis was performed in accordance with SFAS 144, resulting in the impairment charge. The book value of the building ($0.9 million) is classified as held-for-sale and was reclassified to "other current assets" on the balance sheet.

Note 10 - Restructuring

On January 21, 2004, the Company announced that it would cease operations at its South Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company's molded polyurethane materials and nitrile rubber floats to the Company's facility in Suzhou, China was completed in the third quarter of 2004. Total charges associated with this transaction are projected to be approximately $2.3 million related primarily to severance that has been or will be paid to employees upon termination and completion of service requirements. In addition, the Company recognized a $0.8 million curtailment charge on its defined benefit pension plan in the fourth quarter of 2004 as a result of the termination of employees as the amortizable prior service cost related to terminated employees was accelerated into 2004 as a result of the shutdown.

In accordance  with Statement of Financial  Accounting  Standards No. 146, (SFAS
146) "Accounting for Costs Associated with Exit or Disposal Activities", and No. 112, (SFAS 112) "Employers' Accounting for Postemployment Benefits", the Company recorded $2.3 million in restructuring charges in 2004 for the cessation of operations in the South Windham, Connecticut facility, which is included in selling and administrative expenses on the statement of operations. Actual costs charged against the reserve to date are approximately $2.0 million, including $0.9 million in the first six months of 2005. The Company expects to pay the remaining amounts over the course of 2005 and the first half of 2006. No additional costs were accrued in the first six months of 2005.

On October 5, 2004, the Company announced a restructuring plan resulting in a headcount reduction at its Durel division. The terminations occurred early in the fourth quarter of 2004 and, as such, the Company recognized approximately $330,000 in charges associated with severance payments that have been or will be made to employees as a result of this plan in accordance with SFAS 146. Actual payments made to date are approximately $246,000, including approximately $103,000 in the first six months of 2005, with the remainder to be paid over the course of 2005. No additional costs were accrued in the first six months of 2005.

Note 11 - Related Parties

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out over five years based upon performance. The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standard No. 141, (SFAS 141) "Business Combinations". As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

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

In the third quarter of 2004, the Company ceased production activities at Cellect and it was manufacturing polyolefins exclusively at its Carol Stream facility. In accordance with SFAS 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

In the second quarter of 2005, the Company reached an agreement with Cellect and settled its outstanding obligations by entering into a note with Cellect for $360,000, which is to be paid to Rogers in installments over the course of 2 years with the first installment due in August 2005. This note releases both companies from any future obligations to each other. The previous receivable outstanding of $1.5 million described above had previously been partially reserved for and the write off of the remaining amount did not materially impact the Company's results in the second quarter of 2005.

Note 12 - Acquisitions and Divestitures

KF Inc.

On January 31, 2004, the Company acquired KF Inc. ("KF"), a Korean manufacturer of liquid level sensing devices for the automotive market, through a stock purchase agreement for approximately $3.9 million. The acquisition allows the Company to position itself for further growth and expansion in the float business in Asia. Under the terms of the agreement, KF is an indirect wholly owned subsidiary of Rogers and was included in the Company's consolidated results beginning on January 31, 2004. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, "Business Combinations". As such, the purchase price was allocated to the acquired assets as of the date of acquisition. The following table summarizes the estimated fair values of the acquired assets as of the date of acquisition, which includes amounts recorded in the fourth quarter of 2004 to finalize the purchase accounting for the acquisition:

(Dollars in thousands)

Purchase price                                                         $  3,902
Less: Identified assets and liabilities:
        Cash                                                                495
        Accounts receivable                                                 255
        Inventory                                                           351
        Property, plant and equipment                                       404
        Intangible assets                                                   800
        Other assets                                                         93
        Accounts payable and other accruals                                (434)
        Deferred tax liability                                             (235)
        Other liabilities                                                   (51)
                                                                        -------
Goodwill                                                               $  2,224
                                                                        ========

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

The Company's current focus is on worldwide markets that have an increased percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities in Asian markets, as evidenced by the continued growth in production at the Company's facilities in Suzhou, China and expanding Asian sales offices. The Company also continues to focus on new products and emerging technologies and opportunities, such as electroluminescent lamps in cell phone keypads. To better position itself from a strategic standpoint in certain markets, the Company completed the move in 2004 of its elastomer component and float manufacturing operations from South Windham, Connecticut to Suzhou, China. The Company believes that this relocation will enable it to better serve its customers and take advantage of more opportunities in the Asian marketplace. During 2005, the Company has continued to expand its manufacturing capacity at its Suzhou campus and plans to manufacture other product lines in Suzhou by the end of 2005, including electroluminescent lamps, busbars, and high frequency materials.

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

In the second quarter and first six months of 2005, sales were $83.4 million and $169.9 respectively, a decline of 10.7% and 11.0% compared to the record second quarter and first six month results of 2004. Operating profit also declined from $13.3 million in the second quarter of 2004 to a loss of $16.0 million in the second quarter of 2005, additionally, for the first six months of 2005, operating profit declined $38.6 million to a loss of $12.0 million. Significant factors that affected operating results in the second quarter of 2005 as compared to the second quarter of 2004 include: (i) an operating loss for High Performance Foams of $19.7, which includes $21.4 million non-cash pre-tax charges taken on certain long-lived assets and the write down of inventory and receivables within the segment's polyolefin foam operation and (ii) a decline of $10.4 million in sales and a decline of $7.2 million in operating profit in the Printed Circuit Materials segment, primarily due to a decrease in sales of flexible circuit products, increased raw material costs, and additional costs for incremental capacity investments that were not utilized due to the sales downturn. For further discussion on segment results, see "Segment Analysis" below.

The Company's sales volumes are impacted and can swing significantly based on multiple factors, including, but not limited to: end user market trends, suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. The Company has experienced recent upturns and downturns due to these varied factors and while the Company projects sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly.

The Company experienced significant sales growth in 2004 as compared to 2003, particularly in the first half of 2004, but has incurred sequential sales declines since the second quarter of 2004. The Company is optimistic about its anticipated sales during the remainder of 2005 and expects sequential growth in sales of certain product lines, such as electroluminescent lamps and flexible circuit materials.

With regard to operating performance, a number of the Company's various strategic initiatives have been completed, such as the movement of elastomer component and float manufacturing to China. The Company is now focused on the continued introduction of other product line production in China, such as electroluminescent lamps and busbars. The Company expects to continue to experience cost savings resulting from the elimination of duplicate operational costs that existed in 2004 during the transitional phases and from improvements in production efficiencies. Also, in the second quarter of 2005, the Company shifted its strategic focus related to its polyolefin foam business as it became apparent to the Company that the business would not become profitable under current market conditions, particularly due to increasing raw material prices and the existing product pricing structure. Therefore, the Company shed many of its unprofitable customers and will focus on developing new applications using the polyolefin foam technology. This business decision resulted in an impairment of certain assets related to the polyolefin business, which resulted in a $21.4 million non-cash pre-tax charge to operations in the second quarter of 2005. The Company expects that these events, along with other cost-saving initiatives, such as Six Sigma and the continued implementation of an enterprise-wide information system, will have a positive effect on the future operating results of the Company. Although the Company expects improved operating results in the second half of 2005, actual results will be highly dependent on the dynamic nature of the Company's markets, products, and supply chain, the constant emerging operational challenges in meeting its customers' evolving needs, and the expected trends in sales and product mix described above.

Results of Operations

The following table sets forth, for the periods indicated, selected Company operations data expressed as a percentage of net sales.

                                                   Three Months Ended      Six Months Ended
                                                   ------------------      ----------------

                                                  July 3,      July 4,    July 3,     July 4,
                                                   2005         2004       2005        2004
                                                   ----         ----       ----        ----

Net Sales                                          100.0%      100.0%     100.0%      100.0%
Manufacturing Margin                                29.2%       33.9%      28.0%       34.1%

Selling and Administrative Expenses                 18.1%       14.4%      17.3%       15.1%
Research and Development Expenses                    6.2%        5.3%       6.0%        5.0%
Impairment Charge                                   24.0%         --       11.8%         --
Operating Profit (Loss)                            (19.1)%      14.3%      (7.1)%      13.9%

Equity Income in Unconsolidated Joint Ventures      (0.4)%       2.0%       0.8%        1.7%
Other Income                                           --        0.5%       0.5%        1.1%
Net Income (Loss)                                  (10.6)%      12.6%      (2.2)%      12.6%


Net Sales

Net sales for the second quarter of 2005 were $83.4 million as compared to $93.3 million in the second quarter of 2004, a decrease of $9.9 million, or 11%. For the first six months of 2005, net sales decreased $21.0 million to $169.9 million, versus $191.0 million for the first six months of 2004. This decrease was driven by a decline in sales of 17% in the Printed Circuit Materials segment for the first six months of the year, partially offset by an increase in sales of almost 5% in the High Performance Foams segment. See "Segment Analysis" below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 33.9% in the second quarter of 2004 to 29.2% in the second quarter of 2005. Year-to-date, manufacturing margins decreased from 34.1% in 2004 to 28.0% in 2005. The decrease in margins is primarily attributable to declines in the Polymer Materials and Components and Printed Circuit Materials segments. In Polymer Materials and Components, margins at Durel declined as inverter sales decreased significantly quarter-over-quarter and new production on electroluminescent keypad applications commenced. Also, elastomer component and float products experienced negative gross margins in the second quarter and first half of 2005 as the Company continues to experience challenges in transitioning production of these products in China. Margins in the Printed Circuit Materials segment were negatively affected by a decline in sales in flexible products.

Selling and Administrative Expenses

Selling and administrative expenses were up 12.8%, or $1.7 million, for the second quarter of 2005 and up 1.6%, or $0.5 million, for the first six months of 2005 as compared to the prior year. As a percentage of sales, selling and administrative expenses increased from 14.4% in the second quarter of 2004 to 18.1% in the second quarter of 2005 and from 15.1% to 17.3% in the first half of 2005 and compared to the first half of 2004. On a year-to-date basis, the increase in spending as a percentage of net sales was based almost entirely on the decline in sales from the first half of 2004 to the first half of 2005 and overall spending levels remained relatively consistent. Quarterly spending increased in 2005 over 2004 primarily due to the increased level of spending in consultative matters, including asbestos litigation and financial statement impact analysis and Sarbanes-Oxley regulation and implementation.

Research and Development Expenses

Research and development expenses increased 6.1% from $4.9 million in the second quarter of 2004 to $5.2 million in the second quarter of 2005. For the first six months of 2005, research and development expenses were $10.2 million, a slight increase over the first six months of 2004. As a percentage of sales, research and development expenses were 6.2% in the second quarter of 2005 as compared to 5.3% in the comparable prior period. The percentage increase as compared to the prior year is partially a result of the decrease in sales in the second quarter of 2005 and timing of development projects. The Company's plan is to reinvest approximately 6% of sales in research and development activities each year and its second quarter 2005 spending rate is consistent with this target.

Impairment Charge

In the second quarter of 2005, the Company recorded non-cash pre-tax charges of $21.4 million related to the polyolefin foam business in the Company's High Performance Foams business segment. This charge includes a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. The Company also recorded a non-cash pre-tax impairment charge of $0.3 million on its facility in South Windham, Connecticut that formerly contained the manufacturing operations of it elastomer components products, which were relocated to Suzhou, China in 2004.

The Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC, in the beginning of fiscal year 2002. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow them to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin market place, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company's initial purchase, which caused the Company to revisit its business plan for the polyolefin foam business. The Company concluded during the second quarter that under these new circumstances it would be very difficult and cost prohibitive to produce the current polyolefin product on a profitable basis and decided to scale back on the current business by shedding unprofitable customers and to concentrate on developing new, more profitable products.

These developments resulted in the performance of an impairment analysis that was conducted in accordance with Statement of Financial Accounting Standards No. 144, (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets" and No. 142, (SFAS 142) "Goodwill and Other Intangible Assets". This analysis resulted in the impairment of certain long-lived assets, including machinery and equipment ($14.1 million) and intangibles ($5.7 million), and the write down of certain inventory ($1.2 million) and receivables ($0.4 million) related to the polyolefin foam business. A deferred income tax benefit of $8.1 million was also recorded.

Additionally during the second quarter of 2005, a non-cash pre-tax impairment charge was recorded on the Company's facility in South Windham, Connecticut of $0.3 million. The South Windham facility was formerly the location of the manufacturing operations of the Company's elastomer components business prior to it being moved to Suzhou, China in the fall of 2004. In the second quarter of 2005, the Company made the decision to actively market the building. As a result, a fair value analysis was performed in accordance with SFAS 144, resulting in the impairment charge. The carrying value of the building ($0.9 million) is classified as held-for-sale and was reclassified to "other current assets" on the balance sheet.

Equity Income (Loss) in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $1.9 million in the second quarter of 2004 to a loss of $0.3 million in the second quarter of 2005, and decreased to $1.4 million in the first six months of 2005 as compared to $3.2 million in the comparable period in 2004. These decreases were primarily due to a significant sales decline at Rogers Chang Chun Technologies (RCCT) as a result of the softening in the flexible circuit market and start-up costs, including increased qualifications trials, at the Company's new Chinese joint venture, Rogers Inoac Suzhou (RIS).

Income Taxes

The Company's effective tax rate was (45)% and 25%, respectively, for the three month period ended July 3, 2005 and July 4, 2004 and (61%) and 25% for the first six months of 2005 and 2004, respectively. The Company's annual effective tax rate, excluding the effects of the impairment charge, at the end of the second quarter of 2005 was 20%, as compared to 25% at the end of the second quarter of 2004, and 24% at the end of the first quarter of 2005. In 2005, the effective tax rate benefited from (i) one-time non-cash pre-tax charges of $21.4 million taken on certain assets of the Company's polyolefin business (33.5 percentage point decrease), (ii) from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 4 and 2 percentage points, respectively, and (iii) a 4 percentage point decrease due to lower forecasted income levels in 2005. As a result of the benefit related to the impairment charges for which tax deductions will be realized over an extended time period, the Company's deferred tax liabilities decreased by approximately $8.1 million as of July 3, 2005.

Segment Analysis

 (Dollars in millions)                              Second Quarter                  First Six Months
                                                    ------------------------------------------------

                                                  2005           2004              2005           2004
                                                  ----------------------------------------------------
Printed Circuit Materials:
     Net Sales                                  $ 37.0         $ 47.5            $ 76.7         $ 92.6
     Operating Profit                              4.2           11.5               8.0           20.0

Polymer Materials and Components:
     Net Sales                                    23.7           24.0              47.2           54.5
     Operating Profit (Loss)                      (0.5)           0.5              (1.7)           4.7

High Performance Foams:
     Net Sales                                    22.6           21.8              46.0           43.9
     Operating Profit (Loss)                     (19.7)           1.3             (18.3)           1.9

Printed Circuit Materials:

Net sales of Printed Circuit Materials in the second quarter and first six months of 2005 were $37.0 million and $76.7 million, respectively, a decrease of 22% and 17% from same period in 2004. Segment operating profit declined from $11.5 million in the second quarter of 2004 to $4.2 million in the second quarter of 2005 and from $20.0 million in the first half of 2004 to $8.0 million in the first half of 2005. These decreases in operating profit are attributable primarily to a 50% quarter over quarter and 37% year-to-date decline in flexible product sales. These sales declines were attributable primarily to a number of cellular telephone programs coming to end of life, and the delay of some new programs. The Company is focused on growth in sales of its flexible products in 2005 and 2006 through recent design wins and further diversification of the customer base. The Company recently introduced a new family of flexible circuit materials that addresses the growing need for denser circuits and thinner constructions. However, the Company anticipates that significant sales for these new flexible circuit materials will not occur until later in 2005 and into 2006.

Polymer Materials and Components:

The Polymer Materials and Components segment had sales of $23.7 million and $47.2 million for the second quarter and first six months of 2005. This is a decrease of 1.3% and 13.4% when compared to the same periods in 2004. Operating results for the segment declined by $1.0 million and $6.4 million from the second quarter and first six months of 2004 to an operating loss of $0.5 million and $1.7 million in 2005, respectively. The year-to-date decreases are primarily due to lower sales levels in elastomer components and floats (decline of 29%). Sequentially, sales have increased 15% as compared to the first quarter of 2005. The Company has made steady progress in its production capabilities in China and has recently experienced expansion of the float business, as most of the start-up issues associated with the move to China have been resolved. The Company is also expanding production of busbars into China and shipped the first product from that operation in the second quarter of 2005. Sales of busbars increased approximately 5% in the second quarter and for the first six months of 2005 as compared to the comparable prior year periods. Also, sales at Durel increased approximately 7% in the second quarter of 2005 as compared to the prior year but decreased 15% on a year-to-date basis. The first quarter of 2004 was a very strong quarter at Durel for sales of both inverters and monochrome backlighting display lamps. In the second quarter of 2004, many of the monochrome display programs began to reach end of life and were eventually replaced by the new electroluminescent (EL) keypad technology, which contributed to improved sales in the second quarter of 2005. Orders for keypad EL lamps have surpassed Company expectations and are expected to be strong for the remainder of 2005; however, sales of the more profitable inverter products have declined in 2005, which has more then offset the profit contribution of the increased lamp sales. Sequentially when compared to the first quarter of 2005, the segment's sales have remained relatively consistent, but operating results have improved from a $1.2 million loss in the first quarter of 2005 to a $0.5 million loss in the second quarter of 2005. This improvement is due largely to the operational improvements in the Company's elastomer component and float business that was transitioned to China in 2004.

High Performance Foams:

High Performance Foams net sales increased almost 4% to $22.6 million and 5% to $46.0 million for the second quarter and first six months of 2005, respectively. This segment had an operating loss of $19.7 million and $18.3 million for the quarter and year-to-date, respectively, versus operating profit of $1.3 million and $1.9 million during the same periods of 2004. The operating loss in 2005 is primarily due to a $21.4 million non-cash charge in the second quarter related to the impairment of certain long-lived assets and the write-down of inventory and receivables within the polyolefin foam operation. Sequentially, High Performance Foams net sales were only slightly below the record sales levels experienced in the first quarter of 2005. The increases from 2004 to 2005 resulted primarily from strong sales of polyurethane foams in industrial and consumer applications, as sales increased 10% in the second quarter of 2005 and 11% in the first six months of 2005 as compared to the same prior year periods. These increases were mitigated by a 28% decline in quarterly sales and a 30% decline in year-to-date sales of polyolefin foam products as the Company encountered many operational issues with the product line and has adjusted its strategic outlook on this product line as discussed in the "Impairment Charge" section above.

Liquidity, Capital Resources and Financial Position

Rogers' management believes that the Company's ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company's financial position continuing to remain strong in the second quarter of 2005. The Company remains debt free and is able to finance its operating needs through internally generated funds. Management believes that over the next twelve months internally generated funds plus borrowing availability under lines of credit will be sufficient to meet the capital expenditure requirements and ongoing needs of the business. However, the Company continually reviews and evaluates the adequacy of its borrowing facilities and relationships.

At July 3, 2005, cash, cash equivalents and short-term investments totaled $34.0 million as compared to $40.0 million at January 2, 2005. During 2005 the Company repurchased approximately $12.0 million of its common stock as part of its share repurchase program and spent approximately $12.1 million on capital requirements. Working capital decreased slightly from $115.5 million at January 2, 2005 to $109.8 million at July 3, 2005.

Significant changes in the Company's balance sheet accounts are as follows:

    o Accounts receivable declined approximately $5.1 million from $57.3 million at January 2, 2005 to $52.2 million at July 3, 2005 primarily due to the collection of annual royalty payments of approximately $3.2 million in the first quarter of 2005 and strong collections of trade receivables in the first half of 2005.

    o Inventories decreased by $6.4 million from $49.0 million at January 2, 2005 to $42.6 million at July 3, 2005. The decrease is due primarily to
        (i) the write down of inventory associated with the polyolefin foam business ($1.2 million), (ii) the planned reduction of flexible product inventories ($3.4 million), and (iii) the decline in inventory held at the South Windham, Connecticut facility ($1.2 million) as the planned inventory build in 2004 for the anticipated move to China is no longer necessary and the China plant is now meeting all current customer requirements.

    o Property, plant and equipment and intangibles decreased a total of $21.4 million from January 2, 2005, which is a direct result of the impairment and write down of the assets associated with the polyolefin business, and the reclassification of the Company's South Windham facility to current assets as it is held-for-sale.

    o Accrued employee benefits and compensation decreased $3.7 million from $18.1 million at January 2, 2005 to $14.7 million at July 3, 2005 due mainly to annual incentive compensation payouts of approximately $7.0 million in the first quarter of 2005 that related to 2004 operating performance and accrued salaries of $1.0 million, which was offset partially by additional accruals for employee benefits for the 2005 fiscal year (approximately $4.7 million).

    o Noncurrent deferred income tax liabilities decreased $8.9 million from $14.1 million at January 2, 2005 to $5.2 million at July 3, 2005, primarily due to the tax benefit of the polyolefin impairment charge.

Cash flows from operations were approximately $11.2 million in the first half of 2005, as compared to $10.1 million in the first half of 2004. The first six months of 2005 includes a non-cash impairment charge of $21.4 million, which is mitigated by a deferred tax benefit of $8.1 million and a decrease in accounts payable and accrued expenses of $10.8 million, primarily as a result of 2004 annual incentive compensation payouts. Both inventories and accounts receivable decreased in the first half of 2005 as the Company's sales levels and related production requirements were less than in the first half of 2004.

Contingencies

During the second quarter of 2005, the Company did not become aware of any new material developments related to environmental matters or other contingencies. The Company did not have any material recurring costs or capital expenditures related to environmental matters in the second quarter of 2005 or year-to-date. Refer to Note 8 of the unaudited condensed consolidated financial statements for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes except in the ordinary course of business in the Company's contractual obligations during the second quarter of 2005.

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

In the second quarter of 2005, the Company reached an agreement with Cellect and settled its outstanding obligations by entering into a note with Cellect for $360,000, which is to be paid to Rogers in installments over the course of 2 years with the first installment due in August 2005. This note releases both companies from any future obligations to each other. The previous receivable outstanding of $1.5 million described above had previously been partially reserved for and, consequently, the write off of the remaining receivables did not materially impact the Company's results in the second quarter of 2005.

New Accounting Policies

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission extended the compliance dates for SFAS 123R, and therefore, Rogers will adopt SFAS 123R in the first quarter of 2006. The Company will continue to evaluate the provisions of SFAS 123R to determine its impact on its financial condition, results of operations and liquidity upon adoption.

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

Critical Accounting Policies

There have been no significant changes in the Company's critical accounting policies during the second quarter of 2005.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers' exposure to market risk during the second quarter of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers' Form 10-K for fiscal year 2004, which incorporates by reference Exhibit 13 to the 10-K, where information is set forth under the caption "Market Risk".


Item 4.  Controls and Procedures

a. As of the end of the period covered by this report, management of Rogers conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company's internal control over financial reporting in the Company's accounting for deferred income taxes as discussed below and as reported in the Company's Annual Report on Form 10-K for the year-ended January 2, 2005, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of July 3, 2005, the Company's disclosure controls and procedures were not effective.

b. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and the board of directors regarding the preparation and fair presentation of published financial statements.

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

     During the first half of 2005, the Company began the process of implementing controls and procedures to address the material weakness identified as of January 2, 2005 and believes that, once fully implemented, these controls and procedures will correct the material weakness discussed above. Specifically, the Company has engaged outside consultants to assist in performing reconciliations and other procedures for all material deferred tax amounts in connection with the development and implementation of its controls over its accounting for deferred income taxes. The Company believes this exercise will be completed in the third quarter of 2005.

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

Part II - Other Information

Item 1.  Legal Proceedings

See Note 8, "Commitments and Contingencies", to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

                                                                                                             (d) Maximum Number
                                                                                   (c)  Total Number of  (or Approximate Dollar
                                                                                      Shares (or Units)    Value) of Shares (or
                                     (a) Total Number of                            Purchase as Part of  Units) that May Yet Be
                                       Shares (or Units)    (b) Average Price Paid   Publicly Announced     Purchased Under the
Period                                         Purchased       per share (or Unit)    Plans or Programs       Plans or Programs
------                                ------------------    ---------------------- --------------------     -------------------
May 30, 2005 through July 3, 2005                 -                         -                    -             $    9,834,136
May 2, 2005 through May 29, 2005               80,000                 $   35.88               80,000           $    9,834,136
April 4, 2005 through May 1, 2005              53,900                 $   39.32               53,900           $   12,705,606
Total:                                        133,900                                        133,900


On October 28, 2004, the Company's Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $25 million in market value of shares of the Company's capital stock in open market transactions. The buyback program will be completed or cancelled within twelve months of the authorization date. As of July 3, 2005, the Company repurchased 373,900 shares of stock for a total of $15.2 million as a result of this plan, including 133,900 shares of stock for a total of approximately $5.0 million in the second quarter of 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Rogers' Annual Meeting of Shareholders was held on April 28, 2005, during the second fiscal quarter of 2005.

(b) All of the matters voted upon were approved and the specific votes, updated from the votes originally disclosed in the Company's 10-Q for the first quarter of 2005, are as follows:


       1. To elect the members of the Board of Directors:

                                                Number of Shares
                                                ----------------

             Name                            For               Withheld
             ----                            ---               --------

             Leonard M. Baker              15,054,293           274,804
             Walter E. Boomer              10,680,115         4,648,982
             Edward L. Diefenthal          15,126,843           202,254
             Gregory B. Howey              14,994,788           334,309
             Leonard R. Jaskol             15,054,490           274,607
             Eileen S. Kraus               14,538,818           790,279
             William E. Mitchell           14,497,241           831,856
             Robert G. Paul                14,547,484           781,613
             Robert D. Wachob              15,056,321           272,776

       2. To approve the Rogers Corporation 2005 Equity Compensation Plan:

              For               Against          Abstentions            Non-Vote
              ---               -------          -----------            --------
             10,068,907        2,914,013            41,851             2,304,326

       3. To ratify the appointment of Ernst & Young LLP as the Company's registered public accounting firm for the fiscal year ending January 1, 2006:

              For               Against          Abstentions
              ---               -------          -----------
             15,082,689          241,209             5,199

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

     10r        Summary  of  Director   and   Executive   Officer   Compensation
                (incorporated by reference to Exhibit 10r to Rogers' Annual Report on Form 10-K, filed on March 18, 2005) *.

     10r-1 Amendment No.1 to Summary of Director and Executive Officer Compensation (incorporated by reference to Exhibit 10r-1 to Rogers' Quarterly Report on Form 10-Q, filed on May 9, 2005) *.

     10r-2      Amendment No. 2 to Summary of Director and Executive
                    Officer Compensation, filed herewith *.

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

Dated:  August 10, 2005