Form 10-Q
period 2005-10-02
ROGERS CORP
filed 2005-11-04
CIK 84748

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

    For the quarterly period ended October 2, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

The number of shares outstanding of the Registrant's common stock as of October 28, 2005 was 16,311,195.

--------------------------------------------------------------------------------

                               ROGERS CORPORATION
                                    FORM 10-Q
                                 October 2, 2005


                                      INDEX
                                      -----


                                                                                                                 Page No.
                                                                                                                 --------

Part I - Financial Information
------------------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

      Condensed Consolidated Statements of Income                                                                      3

      Condensed Consolidated Statements of Financial Position                                                          4

      Condensed Consolidated Statements of Cash Flows                                                                  5

      Notes to Condensed Consolidated Financial Statements                                                          6-17

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                            18-26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                   26

Item 4.  Controls and Procedures                                                                                      26

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                                                                            27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                  27

Item 6.  Exhibits                                                                                                     28

Signature                                                                                                             29

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

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                         Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

                               ROGERS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in thousands, except per share amounts)(Unaudited)

                                                                            Three Months Ended       Nine Months Ended

                                                                             October 2,  October 3, October 2, October 3,
                                                                                2005       2004       2005       2004
                                                                                ----       ----       ----       ----

Net Sales                                                                     $ 83,626   $ 86,740  $ 253,527  $ 277,733

Cost of Sales                                                                   59,307     62,430    181,602    188,372
Selling and Administrative Expenses                                             12,369     13,447     41,718     42,343
Research and Development Expenses                                                4,897      5,412     15,133     14,979
Impairment Charges                                                                   -          -     20,030          -
                                                                            ---------- ---------- ---------- ----------
Total Costs and Expenses                                                        76,573     81,289    258,483    245,694
                                                                            ---------- ---------- ---------- ----------

Operating Income (Loss)                                                          7,053      5,451     (4,956)    32,039

Equity Income (Loss) in Unconsolidated Joint Ventures                              601      2,265      2,003      5,451
Other Income less Other Charges                                                    399        867      1,251      3,036
Interest Income, Net                                                               194         31        556        131
                                                                            ---------- ---------- ---------- ----------

Income (Loss) Before Income Taxes                                                8,247      8,614     (1,146)    40,657

Income Tax Expense (Benefit)                                                        31      2,153     (5,674)    10,164
                                                                            ---------- ---------- ---------- ----------

Net Income                                                                    $  8,216   $  6,461  $   4,528  $  30,493
                                                                            ========== ========== ========== ==========

Net Income  Per Share:

     Basic                                                                    $   0.51   $   0.39  $    0.28  $    1.87
                                                                            ========== ========== ========== ==========
     Diluted                                                                  $   0.49   $   0.38  $    0.27  $    1.78
                                                                            ========== ========== ========== ==========

Weighted Average Shares Outstanding:

     Basic                                                                  16,267,116 16,460,393 16,314,263 16,342,241
                                                                            ========== ========== ========== ==========

     Diluted                                                                16,726,537 17,140,023 16,755,947 17,120,095
                                                                            ========== ========== ========== ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ROGERS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
           (Dollars in thousands, except per share amounts)(Unaudited)

                                                                            October 2,                       January 2,
                                                                               2005                             2005
                                                                               ----                             ----
Assets
Current Assets:
    Cash and Cash Equivalents                                            $    31,907                        $    37,967
    Short-term Investments                                                         -                              2,000
    Accounts Receivable, Net                                                  59,711                             57,264
    Account Receivable from Joint Ventures                                     5,905                              5,176
    Note Receivable, Current                                                   2,100                              2,100
    Inventories                                                               41,845                             49,051
    Current Deferred Income Taxes                                              9,064                              9,064
    Asbestos-Related Insurance Receivables                                     7,154                              7,154
    Other Current Assets                                                       3,936                              3,158
                                                                         -----------                        -----------
           Total Current Assets                                              161,622                            172,934

Notes Receivable                                                               4,200                              4,200
Property, Plant and Equipment, Net of Accumulated
    Depreciation of $123,576 and $111,215                                    131,764                            140,384
Investments in Unconsolidated Joint Ventures                                  18,154                             18,671
Pension Asset                                                                  5,831                              5,831
Goodwill                                                                      21,460                             21,928
Other Intangible Assets                                                        1,260                              7,144
Asbestos-Related Insurance Receivables - Noncurrent                           28,803                             28,803
Other Assets                                                                   5,441                              5,300
                                                                         -----------                        -----------
           Total Assets                                                   $  378,535                          $ 405,195
                                                                         ===========                        ===========

Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts Payable                                                      $   17,945                         $   21,117
    Accrued Employee Benefits and Compensation                                16,451                             18,427
    Accrued Income Taxes Payable                                               4,331                              8,177
    Asbestos-Related Liabilities                                               7,154                              7,154
    Other Accrued Liabilities                                                  5,264                              2,512
                                                                         -----------                        -----------
           Total Current Liabilities                                          51,145                             57,387

Deferred Income Taxes                                                          6,979                             14,111
Pension Liability                                                             12,775                             14,757
Retiree Health Care and Life Insurance Benefits                                6,483                              6,483
Asbestos-Related Liabilities                                                  29,045                             29,045
Other Long-Term Liabilities                                                    1,367                              2,045

Shareholders' Equity:
    Capital Stock, $1 Par Value:
        Authorized Shares 50,000,000; Issued and Outstanding
        Shares 16,277,802 and 16,437,790                                      16,278                             16,437
    Additional Paid-In Capital                                                32,220                             41,769
    Retained Earnings                                                        218,946                            214,418
    Accumulated Other Comprehensive Income                                     3,297                              8,743
                                                                         -----------                        -----------
           Total Shareholders' Equity                                        270,741                            281,367
                                                                         -----------                         ----------

           Total Liabilities and Shareholders' Equity                     $  378,535                          $ 405,195
                                                                         ===========                        ===========


The accompanying notes are an integral part of the condensed financial statements.

                               ROGERS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)(Unaudited)


                                                                                               Nine Months Ended

                                                                                         October 2,             October 3,
                                                                                            2005                   2004
                                                                                           ------                 ------
Operating Activities
--------------------
  Net Income                                                                             $    4,528              $ 30,493
  Adjustments to Reconcile Net Income  to Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                          14,658                13,226
      Deferred Income Taxes                                                                  (8,280)                 (954)
      Equity in Undistributed Income of Unconsolidated
        Joint Ventures, Net                                                                  (2,003)               (5,451)
      Pension and Postretirement Benefits                                                     1,859                  (307)
      Other, Net                                                                             (2,802)               (1,032)
      Impairment Charges                                                                     20,030                    --
      Changes in Operating Assets and Liabilities, Net of Effects of
       Acquisition of Businesses:
            Accounts Receivable                                                              (4,399)               (7,959)
            Inventories                                                                       6,062               (14,791)
            Accounts Payable and Accrued Expenses                                            (7,352)                 (485)
            Other Current Assets                                                               (281)                 (810)
                                                                                         ----------              --------

             Net Cash Provided by Operating Activities                                       22,020                11,930

Investing Activities
--------------------
Capital Expenditures                                                                        (25,297)              (19,951)
Dividends from (investments in) Unconsolidated Joint Ventures and Affiliates                  2,813                (1,794)
Short-Term Investments                                                                        2,000                 1,005
Acquisition of Business, Net                                                                     --                (3,205)
                                                                                         ----------              --------

            Net Cash Used in Investing Activities                                           (20,484)              (23,945)

Financing Activities
--------------------
Purchase of Capital Stock from Shareholders                                                 (12,274)                   --
Proceeds from Sale of Capital Stock, Net                                                      4,064                 6,717
Proceeds from Issuance of Shares to Employee Stock Ownership Plan                               897                   719
                                                                                         ----------              --------

            Net Cash Provided by (Used in) Financing Activities                              (7,313)                7,436

Effect of Exchange Rate Changes on Cash                                                        (283)                  124
                                                                                         ----------              --------

Net Decrease in Cash and Cash Equivalents                                                    (6,060)               (4,455)

Cash and Cash Equivalents at Beginning of Year                                               37,967                31,476
                                                                                         ----------              --------

Cash and Cash Equivalents at End of Quarter                                              $   31,907              $ 27,021
                                                                                         ==========              ========

Supplemental Disclosure of Noncash Activities
---------------------------------------------

Contribution of Shares to Fund Employee Stock Ownership Plan                             $      806              $    689
Exchange of Note Receivable as Partial Payment for Acquired Business                             --                 1,833

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

Income Taxes

The Company's effective tax rate was 0% and 25%, respectively, for the three month periods ended October 2, 2005 and October 3, 2004 and (495%) and 25% for the first nine months of 2005 and 2004, respectively. Income taxes paid were $46,500 and $500,000 in the three months ended October 2, 2005 and October 3, 2004, and $87,500 and $4.2 million for the first nine months of 2005 and 2004, respectively. In 2005, the effective tax rate benefited from (i) one-time non-cash pre-tax charges of $21.4 million taken on certain assets of the Company's polyolefin business (33.5 percentage point decrease), (ii) the net positive adjustment associated with a favorable IRS determination on previous Durel Corporation federal income tax filings (5.7 percentage point decrease),
(iii) adjustment of the Company's tax accruals to reflect the filing of the 2004 federal income tax return on September 15, 2005 (6.9 percentage point decrease), and (iv) favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 10, 5 and 3 percentage points, respectively. The effective tax rate was negatively impacted by an adjustment to deferred taxes associated with the remediation of the previously reported material weakness associated with our accounting for deferred income taxes (5.9 percentage point increase).

Inventories

Inventories were as follows:

                                                                                October 2,               January 2,
         (Dollars in thousands)                                                    2005                    2005
                                                                                   ----                    ----

      Raw materials                                                             $  12,222              $  16,121
      Work in process and finished goods                                           29,623                 32,930
                                                                                ---------              ---------
                                                                                $  41,845              $  49,051
                                                                                =========              =========

Comprehensive Income

Comprehensive income (loss) was as follows:

                                                                   Three Months Ended                Nine Months Ended
                                                                   October 2,  October 3,          October 2,    October 3,
      (Dollars in thousands)                                         2005           2004              2005          2004
                                                                     ----           ----              ----          ----

      Net income                                                    $ 8,216       $ 6,461           $ 4,528        $ 30,493
      Foreign currency translation adjustments                       (1,149)          560            (5,446)            231
                                                                    -------       -------           -------        --------
         Comprehensive income (loss)                                $ 7,067       $ 7,021           $  (919)       $ 30,724
                                                                    =======       =======           =======        ========

Accumulated balances related to each component of Accumulated Other Comprehensive Income as of October 2, 2005 and January 2, 2005 were as follows:

           (Dollars in thousands)                                                 2005                      2004
                                                                                  ----                      ----

      Foreign currency translation adjustments                                  $   7,188               $  12,634
      Minimum pension liability                                                    (3,891)                 (3,891)
                                                                                ---------               ---------
      Accumulated Other Comprehensive Income                                    $   3,297               $   8,743
                                                                                =========               =========

Recent Accounting Standards

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission extended the compliance dates for SFAS 123R, and, therefore, Rogers will adopt SFAS 123R in the first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123R to determine its impact on the Company's financial condition, results of operations and liquidity upon adoption.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, "Earnings per Share", for the periods indicated:

                                                                 Three Months Ended                       Nine Months Ended
                                                             October 2,          October 3,          October 2,         October 3,
    (Dollars in thousands, except per share amounts)            2005               2004                 2005               2004
                                                                ----               ----                 ----               ----

      Numerator:
           Net income (loss)                                $     8,216        $     6,461         $     4,528       $     30,493

      Denominator:
            Denominator for basic earnings per share -
               Weighted-average shares                           16,267             16,460              16,314             16,342

                 Effect of dilutive stock options                   459                680                 442                778
                                                            -----------        -----------         -----------       ------------

            Denominator for diluted earnings per
              share - adjusted weighted-average
              shares and assumed conversions                     16,726             17,140              16,756             17,120
                                                            ===========        ===========         ===========       ============
     Basic earnings (loss) per share                        $      0.51        $      0.39         $      0.28       $       1.87
                                                            ===========        ===========         ===========       ============

     Diluted earnings (loss) per share                      $      0.49        $      0.38         $      0.27       $       1.78
                                                            ===========        ===========         ===========       ============

Note 3 - Stock-Based Compensation

Under various plans, the Company may grant stock and stock options to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB 25 and related interpretations. Stock-based compensation costs for stock options are generally not reflected in net income as options granted under the plans had an exercise price equal to the market value of the underlying common stock as of the date of the grant. Stock-based compensation costs for stock awards are reflected in net income over the awards' vesting periods.

The Company has adopted the disclosure-only provisions of SFAS 123. (See "Note 1
- Accounting Policies" for a discussion of the changes to this approach that the Company will be required to adopt in the first quarter of 2006 under SFAS 123R). Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income
(loss) and earnings (loss) per share for the periods indicated would have been reduced to the pro forma amounts indicated below:

                                                                   Three Months Ended                       Nine Months Ended
                                                             October 3,         October 3,           October 3,       October 3,
    (Dollars thousands, except per share amounts)               2005               2004                 2005              2004
                                                                ----               ----                 ----              ----

Net income, as reported                                       $   8,216           $  6,461            $  4,528         $   30,493
Less:  Total stock-based compensation expense
        determined under Black-Scholes option
        pricing model, net of related tax effect                    841              1,231               5,794              8,728
                                                              ---------           --------            --------         ----------

Pro-forma net income (loss)                                   $   7,375           $  5,230            $ (1,266)        $   21,765
                                                              =========           ========            ========         ==========


Basic earnings (loss) per share:
            As reported                                       $    0.51           $   0.39            $   0.28         $    1.87
            Pro-forma                                              0.45               0.32               (0.08)             1.33

Diluted earnings (loss) per share:
            As reported                                       $    0.49           $   0.38            $   0.27         $    1.78
            Pro-forma                                              0.44               0.31               (0.08)             1.27

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

An average vesting period of three years was used for the assumption regarding stock options granted, except for options for approximately 353,000 shares that were granted in the second quarter of 2004 and for options for 339,000 shares that were granted in the first nine months of 2005 that vested immediately. Shares obtained by employees through the exercise of options issued under these 2004 and 2005 grants cannot be sold until after the fourth anniversary of the grant date.

Note 4 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

                                                                  Pension Benefits
                                                                  ----------------
                                           Three Months Ended                   Nine Months Ended
                                         October 2,  October 3,                October 2, October 3,
(Dollars in thousands)                      2005        2004                    2005         2004
                                            ----        ----                    ----         ----

Service cost                               $  1,042      $  984               $ 3,127      $ 2,951
Interest cost                                 1,625       1,537                 4,876        4,611
Expected return on plan assets               (2,011)     (1,768)               (6,034)      (5,303)
Amortization of prior service cost              115         125                   346          376
Amortization of net loss                        165         140                   494          421
                                           --------      ------               -------      -------
Net periodic benefit cost                  $    936      $1,018               $ 2,809      $ 3,056
                                           ========      ======               =======      =======

                                                                   Other Benefits
                                                                   --------------
                                            Three Months Ended                  Nine Months Ended
                                         October 2,    October 3,              October 2, October 3,
                                            2005            2004                2005         2004
                                            ----            ----                ----         ----
(Dollars in thousands)

Service cost                                 $  160      $  149                $  506       $  446
Interest cost                                   111         136                   422          408
Expected return on plan assets                   --          --                    --           --
Amortization of prior service cost               --          --                    --           --
Amortization of net loss                        (43)         32                   122           97
                                           --------      ------               -------      -------
Net periodic benefit cost                    $  228      $  317              $  1,050       $  951
                                           ========      ======               =======      =======

Employer Contributions

The Company made a $2 million contribution to one of its qualified defined benefit pension plans in the second quarter of 2005 (contributions approximated $3.3 million during fiscal 2004).

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

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the Company believes that drug benefits offered to the salaried retirees under Postretirement Welfare plans will qualify for subsidy under Medicare Part D. During the third quarter of 2004, the effects of this subsidy were factored into the 2004 annual expense. The reduction in the benefit obligation attributable to past service cost was approximately $545,000 and was recorded as an actuarial gain in 2004 that will be amortized over the remaining service period of active employees (approximately $49,000 and $51,000 was amortized in 2004 and will be amortized in 2005, respectively). The reduction in expense related to the Act was approximately $126,000 in 2004 and $128,500 in the first nine months of 2005. The reduction in expense for the first, second and third quarter of 2005 is $35,000, $34,000 and $59,500, respectively.

Note 5 - Equity

Common Stock Repurchase

From time to time the Company's Board of Directors authorizes the repurchase, at management's discretion, of shares of the Company's common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. As of October 2, 2005, the Company had repurchased approximately 382,000 shares of common stock for a total of $15.5 million as a result of this plan, including approximately 8,000 shares of common stock for a total of approximately $0.3 million in the third quarter of 2005. The current plan was scheduled to expire on October 28, 2005. However, on October 27, 2005, the Board of Directors cancelled the unused portion of the existing plan and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of $25 million in market value of common stock over the next 12 months.

Note 6 - Segment Information

The following table sets forth the information about the Company's operating segments in conformity with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", for the periods indicated:


                                                Three Months Ended                                   Nine Months Ended
         (Dollars in millions)      October 2, 2005             October 3, 2004               October 2, 2005      October 3, 2004
                                    ---------------             ---------------               ---------------      ---------------
         Printed Circuit Materials
              Net Sales                     $ 35.9                  $ 45.3                     $ 112.5                $ 137.8
              Operating Income                 4.4                     7.0                        12.4                   27.0

         Polymer Materials & Components
              Net Sales                     $ 23.1                  $ 20.7                      $ 70.4                 $ 75.3
              Operating Income (Loss)         (2.0)                   (1.7)                       (3.7)                   2.9


         High Performance Foams
              Net Sales                     $ 24.6                  $ 20.7                      $ 70.6                 $ 64.6
              Operating Income (Loss)          4.7                     0.2                       (13.6)                   2.1

         Total
              Net Sales                     $ 83.6                  $ 86.7                     $ 253.5                $ 277.7
              Operating Income (Loss)          7.1                     5.5                        (4.9)                  32.0

High Performance Foams operating loss in 2005 includes substantially all of the effect of the impairment charge, associated with the restructuring of the polyolefin business in the second quarter.

Inter-segment sales have been eliminated from the sales data in the previous table. Totals may not calculate due to rounding.

Note 7 - Joint Ventures

As of October 2, 2005, the Company had four joint ventures, each 50% owned, which are accounted for by the equity method of accounting. Equity income of $2.0 million and $5.5 million for the first nine months of 2005 and 2004 is included in the consolidated statements of operations, respectively. Each of the joint ventures is described below:

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

The summarized financial information for these joint ventures is included in the following table for the nine-month periods ended October 2, 2005 and October 3, 2004.

         (Dollars in thousands)                               2005                        2004
                                                              ----                        ----

         Net sales                                         $ 68,206                    $ 60,318
         Gross profit                                        16,571                      21,419
         Net income                                           5,561                      12,057

The effect of transactions between the Company and its unconsolidated joint ventures were immaterial to the Company's financial statements in all periods presented above.

Note 8 - Commitments and Contingencies

The Company is currently engaged in the following legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division
(MCD) located in Manchester, Connecticut to Vyncolit North America, Inc. (Vyncolit), a subsidiary of the Perstorp Group (Perstorp), located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection (DEP) accepted the Company's plan of remediation, which was subsequently accepted by the Town of Manchester in the second quarter of 2005. The plan of remediation is awaiting approval by Sumitomo Bakelite Co., Ltd., a Japanese company that purchased Vyncolit from Perstorp in the second quarter of 2005. In accordance with SFAS No. 5, "Accounting for Contingencies," the Company continues to maintain a reserve of approximately $500,000, which represents the costs to cover the anticipated remediation, which is both probable and estimable, based on facts and circumstances known to the Company at the present time. The Company will be responsible for monitoring the site for at least two years after completion of the remediation, and the costs of monitoring will be treated as period expenses as incurred.

Superfund Sites

The Company is currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In one particular case, the Company has been assessed a cost sharing percentage of 2.47% in relation to the range for estimated total cleanup costs of $17 to $24 million. The Company has confirmed sufficient insurance coverage to fully cover this liability and has recorded a liability and related insurance receivable of approximately $0.5 million, which approximates its share of the low end of the range.

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

PCB Contamination

The Company has been working with the DEP related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 and has monitored the site since the clean up was completed. In the fourth quarter of 2004, additional PCB's were detected in one of the wells used for monitoring the site. The Company reported the results to the DEP and was requested by the DEP to install additional well clusters at the site that subsequently tested positive for low levels of contamination. The Company will install additional well clusters by the end of 2005 and continue to monitor the site. Results of this monitoring may result in alternative remediation actions. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The future costs of monitoring the site are expected to be de minimis and, although it is reasonably possible that the Company will incur additional remediation costs associated with the newly found PCB's, the Company cannot estimate the range of such remediation costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years, particularly considering the newly identified PCB presence at the site. No time frame for completion can be estimated at the present time.

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

Claims
------

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of October 2, 2005, there were approximately 212 pending claims compared to 232 pending claims at January 2, 2005. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

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

Dismissals and Settlements
--------------------------

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 6 and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In the first nine months of 2005 and full year 2004, the Company was able to have approximately 74 and 84 claims dismissed, respectively, and settled 7 and 8 claims, respectively. The Company has, however, settled a small number of cases for which the majority of costs have been paid by the Company's insurance carriers. Payments related to such settlements totaled approximately $1.4 million in the third quarter of 2005, and approximately $4.4 million in the first nine months of 2005. Although these historical figures provide some insight into the Company's experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant's alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by the Company's insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

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

Cost Sharing Agreement
----------------------

To date, the Company's primary insurance carriers have provided for substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continue to escalate, the Company and its primary insurance carriers have determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the known primary insurance carriers would continue to pay all legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. The Company expects a definitive cost sharing agreement to be finalized around the end of 2005, at which time the final terms of the cost sharing relationship would be agreed to by these respective parties.

Impact on Financial Statements
------------------------------

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company's experience, changes in the underlying assumptions that formed the basis for NERA's and Marsh's models, and other relevant factors, such as changes in the tort system and the Company's success in resolving claims. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of $200,000 in 2004. As of October 2, 2005, these balances have not been adjusted as facts and circumstances surrounding the assumptions used in the original models have remained materially consistent since the initial analysis was performed.

The amounts recorded by the Company for the asbestos-related liability and the related insurance receivable described above were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

Other Matters

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The initial assessment on the site has been completed and has confirmed that there is contamination. The Company believes that such contamination is historical and occurred prior to its occupation of the facility. Based on this information, the Company believes it is under no current obligation to remediate the site, but will continue to monitor the issue.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site and that a reasonably estimable range of loss is between $200,000 and $400,000. The Company recorded a reserve in 2004 that approximates the low end of the range. As of October 2, 2005, the Company believes that this reserve continues to be appropriate based on facts and circumstances presently known at this time.

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

Note 9 - Impairment Charge

In the second quarter of 2005, the Company recorded non-cash pre-tax charges of $21.4 million related to the polyolefin foam business in the Company's High Performance Foams business segment. This charge includes a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. The Company also recorded a non-cash pre-tax impairment charge of $0.3 million on its facility in South Windham, Connecticut that formerly contained the manufacturing operations of its elastomer components products, which were relocated to Suzhou, China in 2004.

The Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC, in the beginning of fiscal year 2002. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company's initial purchase, which caused the Company to revisit its business plan for the polyolefin foam business. The Company concluded during the second quarter that under the new circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the current business by shedding unprofitable customers and to concentrate on developing new, more profitable polyolefin products.

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

In accordance with Statement of Financial Accounting Standards No. 146, (SFAS
146) "Accounting for Costs Associated with Exit or Disposal Activities", and No. 112, (SFAS 112) "Employers' Accounting for Postemployment Benefits", the Company recorded $2.3 million in restructuring charges in 2004 for the cessation of operations in the South Windham, Connecticut facility, which is included in selling and administrative expenses on the statement of operations. The Company has made substantially all severance payments due to the employees affected by the restructuring and anticipates paying certain residual amounts in the fourth quarter of 2005 and the first quarter of 2006.

On October 5, 2004, the Company announced a restructuring plan that resulted in a headcount reduction at its Durel division. The terminations occurred early in the fourth quarter of 2004 and, as such, the Company recognized approximately $330,000 in charges associated with severance payments that have been or will be made to employees as a result of this plan in accordance with SFAS 146. Actual payments made to date approximate the original accrual amount with certain residual payments to be made over the course of 2005.

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

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect with the balance of $1.0 million due at the conclusion of the supply agreement. In the third quarter of 2004, the Company ceased production activities at Cellect and began manufacturing polyolefins exclusively at its Carol Stream facility. In accordance with SFAS 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

In the second quarter of 2005, the Company reached an agreement with Cellect and settled its outstanding obligations by entering into a note with Cellect for $360,000, which is to be paid to Rogers in installments over the course of 2 years. The first two installments were received in accordance with the note terms in the third quarter of 2005. This agreement releases both companies from any future obligations to each other. The previous receivable outstanding of $1.5 million had previously been partially reserved for and subsequently, the write off of the remaining amount did not materially impact the Company's results in the second quarter of 2005.

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

                   (Dollars in thousands)

                   Purchase price                                                         $  3,902
                   Less: Identified assets and liabilities:
                           Cash                                                                495
                           Accounts receivable                                                 255
                           Inventory                                                           351
                           Property, plant and equipment                                       404
                           Intangible assets                                                   800
                           Other assets                                                         93
                           Accounts payable and other accruals                                (434)
                           Deferred tax liability                                             (235)
                           Other liabilities                                                   (51)
                                                                                          --------
                   Goodwill                                                               $  2,224
                                                                                          ========

Due to the insignificant effect of KF on Rogers' consolidated statement of financial position and operating results, no pro-forma information has been presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report that are not strictly historical may be deemed to be "forward-looking" statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements should be considered as subject to the many uncertainties that exist in the Company's operations and environment. These uncertainties, which include economic conditions, market demand and pricing, competitive and cost factors, rapid technological change, new product introductions, litigations and the like, are discussed in greater detail in Rogers' 2004 Form 10-K filed with the Securities and Exchange Commission and are incorporated by reference herein. Such factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or to a change in its expectations.

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in three business segments:
Printed Circuit Materials, High Performance Foams and Polymer Materials and Components. These segments generate revenues and cash flows through the development, manufacturing, and distribution of specialty materials and components that are focused on the portable communications devices, communications infrastructure, computer and office equipment, ground transportation, defense and aerospace, and consumer markets. In these markets, Rogers primarily serves as a supplier of diverse products for varied applications to multiple customers that in turn produce end-user products; as such, Rogers' business is highly dependent, although indirectly, on market demand for these end-user products. The Company's ability to forecast future sales growth is largely dependent on management's ability to anticipate changing market conditions and how the Company's customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by the Company's customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company's sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

The Company's current focus is on worldwide markets that have an increased percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities in Asian markets, as evidenced by the continued growth in production at the Company's facilities in Suzhou, China and expanding Asian sales offices. The Company also continues to focus on new products and emerging technologies and opportunities, such as electroluminescent lamps in cell phone keypads. To better position itself from a strategic standpoint in certain markets, the Company is currently working to qualify production of its electroluminescent lamps and busbar products at its manufacturing facility in Suzhou to serve its Asian customers and, in late 2004, completed the move of its elastomer component and float manufacturing operations from South Windham, Connecticut to Suzhou. The Company believes that these strategic decisions will enable it to better serve its customers and take advantage of more opportunities in the Asian marketplace.

The Company continues to focus and invest in its Six Sigma initiatives, as it has increased its efforts in 2005 and plans to continue to invest in future projects through increased employee participation in its Six Sigma efforts by training more Green Belts and project champions. Six Sigma is a quantitative process improvement methodology used by the Company to help streamline and improve its processes - from manufacturing to transactional and from product to service. The Company continuously has projects in progress as it is focused on gaining both operational and transactional efficiencies as a result of its Six Sigma efforts. To date, the Company's ongoing estimated cost savings and value creation is greater than two-times its ongoing investment.

From a financial perspective, sales in the third quarter and first nine months of 2005 were $83.6 million and $253.5 respectively, a decline of 3.6% and 8.7% respectively, compared to the third quarter and first nine months of 2004. Operating profit increased from $5.5 million in the third quarter of 2004 to $7.1 million in the third quarter of 2005 and declined $37.0 million to a loss of $5.0 million in the first nine months of 2005 as compared to the same period last year. Significant factors that affected operating results in the third quarter and the first nine months of 2005 as compared to comparable prior year periods include an increase in sales for the High Performance Foams segment of $3.9 million and $5.9 million respectively, driven by the strong performance of the polyurethane foams products. Additionally, there were increases in operating profit for the third quarter and first nine months of $4.5 million and $5.7 million respectively (excluding the second quarter impairment charge of $21.4 million). These increases were offset by a decline in sales for the three and nine months of $9.4 million and $25.3 million respectively, and a decline in operating profit of $2.6 million and $14.6 million in the Printed Circuit Materials segment, primarily due to a decrease in sales of flexible circuit products, increased raw material costs, and additional costs for incremental capacity investments that were not utilized due to the sales downturn. For further discussion on segment results, see "Segment Analysis" below.

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

The Company experienced significant sales growth in 2004 as compared to 2003, particularly in the first half of 2004, but has incurred sequential sales declines since the second quarter of 2004 through the second quarter of 2005. Sales in the third quarter of 2005 were essentially flat as compared to the previous quarters, although fluctuations occurred within its various businesses. The Company continues to strategically position itself to take advantage of market opportunities, particularly in China, and is optimistic that these investments will drive future business growth.

With regard to operating performance, a number of the Company's various strategic initiatives have been completed, such as the movement of elastomer component and float manufacturing to China. The Company is now focused on the continued introduction of other product line production in China, such as electroluminescent lamps and busbars. The Company expects to continue to experience cost savings resulting from the elimination of duplicate operational costs that existed in 2004 during the transitional phases and from improvements in production efficiencies. In the second quarter of 2005, the Company shifted its strategic focus related to its polyolefin foam business as it became apparent to the Company that the business would not become profitable under current market conditions, particularly due to increasing raw material prices and the existing product pricing structure. Therefore, the Company shed many of its unprofitable customers and will focus on developing new applications using the polyolefin foam technology. The Company began to realize a positive financial impact from this transition in the third quarter of 2005. The Company expects that these events, along with other cost-saving initiatives, such as Six Sigma and the continued implementation of an enterprise-wide information system, will have a positive effect on the future operating results of the Company. Although the Company expects improved operating results in the last quarter of 2005, actual results will be highly dependent on the dynamic nature of the Company's markets, products, and supply chain, the constant emerging operational challenges in meeting its customers' evolving needs, and the expected trends in sales and product mix described above.

Results of Operations

The following table sets forth, for the periods indicated, selected Company operations data expressed as a percentage of net sales.

                                                               Three Months Ended                    Nine Months Ended
                                                               ------------------                    -----------------

                                                            October 2,        October 3,        October 2,      October 3,
                                                              2005               2004              2005             2004
                                                              ----               ----              ----             ----

Net Sales                                                    100.0%              100.0%            100.0%          100.0%
Manufacturing Margin                                          29.1%               28.0%             28.4%           32.2%

Selling and Administrative Expenses                           14.8%               15.6%             16.5%           15.2%
Research and Development Expenses                              5.9%                6.2%              6.0%            5.4%
Impairment Charge                                                 -                  -               7.9%               -
Operating Profit (Loss)                                        8.4%                6.2%            (2.0)%           11.5%

Equity Income in Unconsolidated Joint Ventures                 0.7%                2.7%              0.8%            2.0%
Other Income                                                   0.5%                1.0%              0.5%            1.1%
Net Income                                                     9.8%                7.5%              1.8%           11.0%

Net Sales

Net sales for the third quarter of 2005 were $83.6 million as compared to $86.7 million in the third quarter of 2004, a decline of almost 4%. For the first nine months of 2005, net sales decreased $24.2 million to $253.5 million from $277.7 million for the first nine months of 2004. This year-to-date decrease was driven by declines in sales of over 18% in the Printed Circuit Materials segment and over 6% in the Polymer Materials and Components segment, partially offset by an increase in sales of over 9% in the High Performance Foams segment. See "Segment Analysis" below for further discussion and explanation of these fluctuations in segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 28% in the third quarter of 2004 to slightly over 29% in the third quarter of 2005. For the first nine months, manufacturing margins as a percentage of sales decreased from 32.2% in 2004 to 28.4% in 2005. The decrease in margins year-to-date, is primarily attributable to declines in the Polymer Materials and Components and Printed Circuit Materials segments. In Polymer Materials and Components, although Durel sales were relatively flat year-over-year and increased quarter-over-quarter, margins declined due to product mix and manufacturing yield issues as the concentration of the sales increase was driven by programs featuring lower margin electroluminescent lamp products. Also contributing to the decrease were lower margins on elastomer component and float products sales as the Company continues to experience challenges in establishing production of these products in China. Margins in the Printed Circuit Materials segment were negatively affected by a decline in sales of flexible circuit materials. These declines were partially mitigated by a 35% quarter-over-quarter improvement in margins in the High Performance Foams segment that was driven primarily by the leverage obtained as a result of the restructuring of the polyolefin business.

Selling and Administrative Expenses

Selling and administrative expenses decreased 8%, or $1.1 million, in the third quarter of 2005 and decreased 1.3%, or $0.6 million, in the first nine months of 2005 as compared to the comparable periods in the prior year. As a percentage of sales, selling and administrative expenses decreased from 15.6% in the third quarter of 2004 to 14.8% in the third quarter of 2005 and increased from 15.2% to 16.5% in the first nine months of 2005. On a year-to-date basis, the increase in spending as a percentage of net sales was based almost entirely on the decline in sales from the first nine months of 2004 to the first nine months of 2005, as overall spending levels remained relatively consistent. Quarterly spending decreased in 2005 over 2004 primarily due to cost control in light of the decreased sales levels, as well as the decrease in the costs associated with the Company's medical benefits, as the Company migrated to a self-insured plan in 2005.

Research and Development Expenses

Research and development expenses decreased 9.3% from $5.4 million in the third quarter of 2004 to $4.9 million in the third quarter of 2005. For the first nine months of 2005, research and development expenses were $15.1 million, a slight increase over the first nine months of 2004. As a percentage of sales, research and development expenses were 5.9% in the third quarter of 2005 as compared to 6.2% in the comparable prior period and 6.0% for the first nine-months of 2005 as compared to 5.4% for the comparable prior year period. The percentage period-over-period changes are almost exclusively a result of the sales fluctuations, as spending has remained relatively consistent across these periods. Also, in the third quarter of 2004 the Company was investing in the elastomer components production move to China, which also increased research and development costs in the period. The Company's strategic plan is to reinvest approximately 6% of sales in research and development activities each year and its third quarter 2005 spending rate is consistent with this target.

Impairment Charge

In the second quarter of 2005, the Company recorded non-cash pre-tax charges of $21.4 million related to the polyolefin foam business in the Company's High Performance Foams business segment. This charge includes a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. The Company also recorded a non-cash pre-tax impairment charge of $0.3 million on its facility in South Windham, Connecticut that formerly contained the manufacturing operations of its elastomer components products, which were relocated to Suzhou, China in 2004.

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

These developments resulted in the performance of an impairment analysis that was conducted in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This analysis resulted in the impairment of certain long-lived assets, including machinery and equipment ($14.1 million) and intangibles ($5.7 million), and the write down of certain inventory ($1.2 million) and receivables ($0.4 million) related to the polyolefin foam business. A deferred income tax benefit of $8.1 million was also recorded.

Additionally during the second quarter of 2005, a non-cash pre-tax impairment charge was recorded on the Company's facility in South Windham, Connecticut of $0.3 million. The South Windham facility was formerly the location of the manufacturing operations of the Company's elastomer components business prior to it being moved to Suzhou, China in the fall of 2004. In the second quarter of 2005, the Company made the decision to actively market the building. As a result, a fair value analysis was performed in accordance with SFAS 144, resulting in the impairment charge. The carrying value of the building ($0.9 million) is classified as held-for-sale and is classified in "other current assets" on the balance sheet.

Equity Income (Loss) in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $2.3 million in the third quarter of 2004 to $0.6 million in the third quarter of 2005 and decreased to $2.0 million in the first nine months of 2005 from $5.5 million in the comparable period in 2004. These decreases were primarily due to a significant sales decline at Rogers Chang Chun Technologies (RCCT) as a result of the softening in the flexible circuit market and start-up costs, including increased qualifications trials, at the Company's new Chinese joint venture, Rogers Inoac Suzhou (RIS). The Company is optimistic that these start-up issues will come to resolution in the fourth quarter of 2005 and the first quarter of 2006 and that the operating results of RIS will improve in 2006 accordingly.

Income Taxes

The Company's effective tax rate was 0% and 25%, respectively, for the three month periods ended October 2, 2005 and October 3, 2004 and (495%) and 25% for the first nine months of 2005 and 2004, respectively. In 2005, the effective tax rate benefited from (i) one-time non-cash pre-tax charges of $21.4 million taken on certain assets of the Company's polyolefin business (33.5 percentage point decrease), (ii) the net positive adjustment associated with a favorable IRS determination on previous Durel Corporation federal income tax filings (5.7 percentage point decrease), (iii) adjustment of the Company's tax accruals to reflect the filing of the 2004 federal income tax return on September 15, 2005 (6.9 percentage point decrease), and (iv) favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 10, 5 and 3 percentage points, respectively. The effective tax rate was negatively impacted by an adjustment to deferred taxes associated with the remediation of the previously reported material weakness associated with our accounting for deferred income taxes (5.9 percentage point increase).


Segment Analysis

 (Dollars in millions)                                                  Third Quarter                   First Nine Months
                                                                    ------------------------------------------------------

                                                                    2005           2004                2005           2004
                                                                    ------------------------------------------------------
Printed Circuit Materials:
     Net Sales                                                     $ 35.9         $ 45.3             $ 112.5        $ 137.8
     Operating Profit                                                 4.4            7.0                12.4           27.0

Polymer Materials and Components:
     Net Sales                                                       23.2           20.7                70.4           75.3
     Operating Profit (Loss)                                         (2.0)          (1.7)               (3.7)           2.9

High Performance Foams:
     Net Sales                                                       24.6           20.7                70.6           64.6
     Operating Profit (Loss)                                          4.7            0.2               (13.6)           2.1


Printed Circuit Materials:

Net sales of Printed Circuit Materials in the third quarter and first nine months of 2005 were $35.9 million and $112.5 million, respectively, a decrease of 20.8% and 18.4% from same period in 2004. Segment operating profit declined from $7.0 million in the third quarter of 2004 to $4.4 million in the third quarter of 2005 and from $27.0 million in the first nine months of 2004 to $12.4 million in the first nine months of 2005. These decreases are attributable primarily to the sales decline in the Company's flexible circuit materials business (declines of over 46% quarter over quarter and almost 41% for the comparable nine month periods). These sales declines were attributable primarily to a number of cellular telephone programs coming to end of life in the fourth quarter of 2004 with no replacement programs in place at that time, as well as the delay of some future programs. However, certain new programs have recently started that contributed to a 15% sequential sales growth from the second quarter of 2005. The Company expects additional new programs to begin in the fourth quarter of 2005 and into 2006, which are anticipated to continue to drive the growth in this segment. Sales in the Company's high frequency materials business declined in 2005 almost 4% quarter-over-quarter and 7% for the comparable nine month periods. This business was also impacted by rising material prices which drove additional declines in profitability.

Polymer Materials and Components:

The Polymer Materials and Components segment had sales of $23.2 million and $70.4 million for the third quarter and first nine months of 2005, respectively. This is an increase of 12% and a decrease of 6.5%, respectively, when compared to the same periods in 2004. Operating results for the segment declined by $0.3 million and $6.6 million from the third quarter and first nine months of 2004 to an operating loss of $2.0 million and $3.7 million in 2005, respectively. The quarter-over-quarter sales increase is driven by a 42% growth in Durel sales due to the escalating sales of electroluminescent (EL) lamps. Sales have remained relatively flat for the comparable nine-month periods in 2005 and 2004, but have increased sequentially over 15% since the second quarter of 2005. Demand for EL lamps has continued to grow steadily and the Company is currently adding production capacity in China to meet this demand. The Company has not yet experienced the desired level of profit contribution from this product, which is often the case when new technology is put into production. Therefore, the Company is focused on improving yields and gaining efficiencies in its manufacturing process to drive profit improvement. Mitigating the positive sales results at Durel was a decline in sales in the elastomer components and floats business of approximately 30% both quarter-over-quarter and year-to-date in 2005 as compared to 2004. This business is continuing to improve since the initial start up of manufacturing in China late in 2004 as the Company is currently in the process of qualifying additional capacity expansion to service new potential customers in Asia. Currently, the Company is at capacity in its float production and unable to take on this new business. Sales of the Company's busbar products have remained relatively consistent in 2005 as compared to 2004. The Company is currently adding capacity in China to manufacture busbars and anticipates that this expansion will have a positive impact on the business as it will allow access to customers in the Asian marketplace.

High Performance Foams:

High Performance Foams net sales increased 18.8% to $24.6 million and 9.2% to $70.6 million for the third quarter and first nine months of 2005, respectively. This segment had an operating profit of $4.7 million and an operating loss of $13.6 million for the quarter and year-to-date, respectively, versus operating profit of $0.2 million and $2.1 million respectively, during the same periods of 2004. The year to date operating loss in 2005 is primarily due to a $21.4 million non-cash charge in the second quarter related to the impairment of certain long-lived assets and the write-down of inventory and receivables within the polyolefin foam operation. Sequentially, High Performance Foams net sales increased 8.6% from the second quarter of 2005 to $24.6 million. The increase in sales from 2004 to 2005 resulted primarily from strong sales of polyurethane foams in industrial and consumer applications, particularly into cellular phones and footwear, as sales increased 35.8% in the third quarter of 2005 and 18.9% in the first nine months of 2005 as compared to the same prior year periods. Sequentially, polyurethane foam sales increased almost 15% from the second quarter of 2005 as this business experienced record sales levels in the third quarter of 2005. The segment's overall sales increase was partially offset by the planned sales decline in polyolefin foams as a result of the restructuring of the business in the second quarter of 2005. This restructuring favorably impacted the segment's operating results in the quarter and should continue to benefit its results going forward.

Liquidity, Capital Resources and Financial Position

Rogers' management believes that the Company's ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company's financial position continuing to remain strong in the third quarter of 2005. The Company remains debt free and is able to finance its operating needs through internally generated funds. Management believes that over the next twelve months internally generated funds plus borrowing availability under lines of credit will be sufficient to meet the capital expenditure requirements and ongoing needs of the business. However, the Company continually reviews and evaluates the adequacy of its borrowing facilities and relationships.

At October 2, 2005, cash, cash equivalents and short-term investments totaled $31.9 million as compared to $40.0 million at January 2, 2005. During 2005 the Company repurchased approximately $12.3 million of its common stock as part of its share repurchase program and spent approximately $25.3 million on capital requirements. Working capital decreased slightly from $115.5 million at January 2, 2005 to $110.5 million at October 2, 2005.

Significant changes in the Company's balance sheet accounts are as follows:

     o Accounts receivable increased approximately $2.4 million from $57.3 million at January 2, 2005 to $59.7 million at October 2, 2005 primarily due to the changing geographic nature of the Company's accounts receivable. As more business is transacted and billed out of Asia, the accounts receivable collection period should increase as Asian customers traditionally take longer to pay than customers in the United States.

     o Inventories decreased by $7.2 million from $49.0 million at January 2, 2005 to $41.8 million at October 2, 2005. The decrease is due primarily to (i) the write down of inventory in the second quarter associated with the polyolefin foam business ($1.2 million), (ii) the planned reduction of flexible circuit materials inventories ($4.7 million) as the inventory that was produced in 2004 is sold off, and
          (iii) the decline in inventory previously held at the South Windham, Connecticut facility ($1.4 million) as the planned inventory build in 2004 of elastomer component and float products for the move to China is no longer necessary and the China plant is now meeting all current customer requirements.

     o Noncurrent deferred income tax liabilities decreased $7.1 million from $14.1 million at January 2, 2005 to $7.0 million at October 2, 2005, primarily due to decreases of $8.1 million as a result of the benefit recorded in the second quarter of 2005 due to the polyolefin impairment charge, for which tax deductions will be realized over an extended time period, and $1.9 million as a result of the filing of the Company's 2004 federal income tax return. These reductions were partially offset by an increase of approximately $1.7 million recorded in the third quarter as a result of an adjustment associated with the ongoing material weakness remediation.

Cash flows from operations were approximately $22.0 million in the first nine months of 2005, as compared to $11.9 million in the first nine months of 2004. The first nine months of 2005 includes a non-cash impairment charge of $21.4 million, which is mitigated by a deferred tax benefit of $8.1 million and a decrease in accounts payable and accrued expenses of $7.4 million, primarily as a result of annual incentive compensation payouts earned in 2004. Inventories decreased in the first nine months of 2005 as the Company's sales levels and related production requirements were less than in the first nine months of 2004 and the Company made a concerted effort to sell inventory that had been produced in 2004.

Contingencies

During the third quarter of 2005, the Company did not become aware of any new material developments related to environmental matters or other contingencies. The Company did not have any material recurring costs or capital expenditures related to environmental matters in the third quarter of 2005 or year-to-date. Refer to Note 8 of the unaudited condensed consolidated financial statements for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes except in the ordinary course of business in the Company's contractual obligations during the third quarter of 2005.

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

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect with the balance of $1.0 million due at the conclusion of the supply agreement. In the third quarter of 2004, the Company ceased production activities at Cellect and began manufacturing polyolefins exclusively at its Carol Stream facility. In accordance with SFAS No. 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

In the second quarter of 2005, the Company reached an agreement with Cellect and settled its outstanding obligations by entering into a note with Cellect for $360,000, which is to be paid to Rogers in installments over the course of 2 years. The first two installments were received in accordance with the note terms in the third quarter of 2005. This agreement releases both companies from any future obligations to each other. The previous receivable outstanding of $1.5 million had previously been partially reserved for and, consequently, the write off of the remaining receivables did not materially impact the Company's results in the second quarter of 2005.

New Accounting Policies

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission extended the compliance dates for SFAS 123R, and therefore, Rogers will adopt SFAS 123R in the first quarter of 2006. The Company will continue to evaluate the provisions of SFAS 123R to determine the impact on its financial condition, results of operations and liquidity upon adoption.

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

Critical Accounting Policies

There have been no significant changes in the Company's critical accounting policies during the third quarter of 2005.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers' exposure to market risk during the third quarter of 2005. For discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers' Form 10-K for fiscal year 2004, which incorporates by reference Exhibit 13 to the 10-K, where information is set forth under the caption "Market Risk".


Item 4.  Controls and Procedures

a. As of the end of the period covered by this report, management of Rogers conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company's internal control over financial reporting in the Company's accounting for deferred income taxes as discussed below and as reported in the Company's Annual Report on Form 10-K for the year-ended January 2, 2005, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of October 2, 2005, the Company's disclosure controls and procedures were not effective.

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

     During the first nine months of 2005, the Company began the process of implementing controls and procedures to address the material weakness identified as of January 2, 2005 and believes that, once fully implemented, these controls and procedures will correct the material weakness discussed above. Specifically, the Company has engaged outside consultants to assist in performing reconciliations and other procedures for all material deferred tax amounts in connection with the development and implementation of its controls over its accounting for deferred income taxes. The Company substantially completed this exercise in the third quarter of 2005 and expects to have the issue fully remediated in the fourth quarter of 2005.

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

Part II - Other Information

Item 1.      Legal Proceedings

See Note 8, "Commitments and Contingencies", to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

                                                                                                            (d) Maximum Number
                                                                                (c)  Total Number of     (or Approximate Dollar
                                                                                   Shares (or Units)       Value) of Shares (or
                                     (a) Total Number of    (b) Average Price    Purchase as Part of        Units) that May Yet
                                       Shares (or Units)       Paid per Share     Publicly Announced         Be Purchased Under
Period                                     Purchased             (or Unit)         Plans or Programs       the Plans or Programs
------                                ------------------------------------------------------------------------------------------
May 31, 2005 through July 2, 2005                 -                      -                  -                  $    9,834,136
July 3, 2005 through August 28, 2005              -                      -                  -                  $    9,834,136
August 29, 2005 through October 2, 2005         8,000             $   36.18               8,000                $    9,544,702
                                                -----                                     -----
Total                                           8,000                                     8,000

On October 28, 2004, the Company's Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $25 million in market value of shares of the Company's capital stock in open market transactions. The buyback program was to be completed or cancelled within twelve months of the authorization date. As of October 2, 2005, the Company repurchased 381,900 shares of common stock for a total of $15.5 million as a result of this plan, including 8,000 shares of common stock for a total of approximately $0.3 million in the third quarter of 2005. On October 27, 2005, the Board of Directors cancelled the unused portion of the stock buyback program that was put in place in October 2004 and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of $25 million in market value of common stock over the next 12 months.

Item 5. Other Information

In June 2005, Charles M. Brennan, III was appointed a Director of the Company and at that time was also designated for a position on the Audit Committee, subject to determination by the Board of Directors of his independence. In August 2005, the Board of Directors determined Mr. Brennan to be independent and, in conjunction therewith, appointed him as a member of the Company's Audit Committee. At the same time, the Board of Directors also determined that Mr. Brennan is an "Audit Committee Financial Expert" in accordance with the standards established by the Securities and Exchange Commission.

                                      -27

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

     4b Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Quarterly Report on Form 10-Q. The Registrant hereby undertakes to file these instruments with the Commission upon request.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2       Certification of Acting Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       *        Management Contract.

Part II, Items 3 and 4 are not applicable and have been omitted.

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

         Dated:  November 4, 2005