Form 10-K
period 2006-01-01
ROGERS CORP
filed 2006-03-31
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of July 3, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $650,430,447. Rogers has no non-voting common equity.

The number of shares outstanding of capital stock as of February 28, 2006 was 17,138,700.

Documents Incorporated by Reference:

(1)	Portions of Rogers’ proxy statement for its Annual Meeting of Shareholders to be held on April 28, 2006 are incorporated by reference into Part III of this Report.
(2)	See pages 77 to 82 for exhibit index.

Exhibits List:

Exhibit 10m-3	Third Amendment to the Multicurrency Revolving Credit Agreement
Exhibit 10o-1	First Amendment to Rogers Corporation Pension Restoration Plan
Exhibit 10r-4	Amendment No. 4 to Summary of Director and Executive Officer Compensation
Exhibit 10v-1	Schedule of Indemnification Agreement for Officers
Exhibit 10x-1	Schedule of Indemnification Agreement for Directors
Exhibit 10al-1	2005 Equity Compensation Plan - Non-Qualified Stock Option Agreement
Exhibit 21	Subsidiaries of Rogers Corporation
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 23.2	Consent of National Economic Research Associates, Inc.
Exhibit 23.3	Consent of Marsh, U.S.A.
Exhibit 31(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.  Business

Industry

Rogers Corporation (the “Company”), founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. The Company has adapted its products over the years to meet changing market needs, moving from specialty paperboard to transformer boards for electrical insulation, and now predominantly to a range of specialty polymer composite materials for portable communications, communications infrastructure, computer and office equipment, aerospace and defense, ground transportation and consumer.

In 1992, the Company restructured to focus on its materials-based businesses, which included printed circuit materials, high performance foams, and polymer materials and components. The Company divested most of its electronic components-related businesses at that time and management, operations, sales and marketing, and technology development activities were redirected to efforts intended to grow the materials-based businesses. In so doing, the Company took advantage of its core competencies in polymers, fillers, and adhesion, and applied its related materials technologies to identified market needs. Materials-based businesses were the core businesses responsible for the Company’s strong growth in the 1960’s and 1970’s, and provided most of the Company’s profits in the 1980’s. Early in the 21st century, the Company reentered the custom electrical components business, focusing on technology-rich components used primarily in emerging applications with substantial growth potential. Currently, the Company’s focus is on continuing to grow its materials-based businesses, as well as to strategically position itself to take advantage of the emerging opportunities associated with its custom electrical component applications.

These businesses are guided by clearly developed strategic business plans for profitable growth. The current focus is on worldwide markets for high performance foams, printed circuit materials, custom electrical components and other polymer products. An increasingly large percentage of these specialty materials-based products are being used in growing high technology applications, such as cellular telephone base stations and antennas, handheld wireless devices and satellite television receivers.

Business Segments & Products

In the first quarter of 2006, the Company neared conclusion on a comment letter process with the Securities and Exchange Commission (SEC) that involved discussions regarding the Company’s aggregation of operating segments into reportable segments based on the criteria outlined in Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. Based on these discussions and the changing environment in which the Company does business, management determined that a revision of the aggregation of its reportable segments was appropriate. Therefore, the following discussion of the Company’s reportable segments and products has been realigned to represent this new aggregation of operating segments.

The Company now has four business segments: Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products. The Company’s products are based on its core technologies in polymers, fillers, and adhesion. Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under the Company’s valuable brand names.

Printed Circuit Materials

The Company’s Printed Circuit Materials reportable segment includes printed circuit board laminates for high frequency circuits and flexible printed circuit board laminates for high performance flexible circuits. The Company’s Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate the Company’s products from competitors’ products and from other commonly available materials.

Printed Circuit Materials are sold principally to independent and captive printed circuit board manufacturers who convert the Company’s laminates to custom printed circuits.

The polymer-based dielectric layers of the Company’s high frequency circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for the Company’s high frequency printed circuit board materials include RO3000®, RO4000®, DUROID®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals. Each laminate addresses specific needs and applications within the communications market. High frequency circuits are used throughout the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex® materials. They are mainly used to make interconnections for portable electronic devices, especially in cell phones, handheld and laptop computers, and hard disk drives. The performance characteristics of R/flex® materials differentiate these laminates from commonly available flexible circuit materials.

Two of the Company’s joint ventures extend and complement the Company’s worldwide Printed Circuit Material business. Polyimide Laminate Systems, LLC (PLS), the Company’s joint venture with Mitsui Chemicals, Inc. of Japan, was established in early 2000 to sell adhesiveless flexible circuit materials to Hutchinson Technology Incorporated (HTI). HTI uses these materials to make trace suspension assemblies in magneto resistive hard disk drives. Until 2004, PLS was the sole provider of these materials to HTI. In 2004, HTI began to utilize other material providers, which resulted in a decline in the PLS business in 2004.

Rogers Chang Chun Technology, Co., Ltd. (RCCT), the Company’s joint venture with Chang Chun Plastics, Co., Ltd., was established in late 2001 to manufacture flexible circuit material for customers in Taiwan. At times, the Company also uses this facility to alleviate some of the manufacturing capacity constraints it may experience in this market.

High Performance Foams

The Company’s High Performance Foams reportable segment includes urethane foams and silicone foams. The Company’s High Performance Foams have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company’s products from competitors’ materials and from other commonly available materials.

High Performance Foams are sold to fabricators, printers and original equipment manufacturers for applications in consumer, portable communications, computer and office equipment, ground transportation, aerospace and defense, and other markets. Trade names for the Company’s High Performance Foams include: PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; BISCO® silicone foams used for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials.

Two of the Company’s joint ventures extend and complement the Company’s worldwide business in High Performance Foams. Rogers Inoac Corporation (RIC), a joint venture with Japan-based Inoac Corporation, manufactures high performance PORON® urethane foam materials in Mie and Nagoya, Japan. In 2004, the Company further extended its PORON® urethane foam production capacity into China with the formation of another joint venture, Rogers Inoac Suzhou Corporation (RIS).

Custom Electrical Components

The Company’s Custom Electrical Components reportable segment includes power distribution busbars and electroluminescent lamps and inverters. Power distribution busbars are manufactured by the Company under the MEKTRON® trade name. Busbars are sold to manufacturers of high voltage electrical traction systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment. In the fourth quarter of 2003, the Company acquired the remaining interest in its former joint venture, Durel Corporation, from 3M. Durel manufactures DUREL® electroluminescent lamps (EL lamps) and phosphor in Chandler, Arizona. The Company also designs and sells inverters that power EL lamps.

In 2005, production capacity was added in China for both EL lamps and busbars, as the Company continues to work to bring manufacturing operations closer to its customers.

Other Polymer Products

The Company’s Other Polymer Products reportable segment includes elastomer components, composite materials, industrial laminates, and polyolefin foams. These products have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company’s products from those of its competitors and from other commonly available products.

Elastomer components are sold to original equipment manufacturers for applications in ground transportation, computer and office equipment, consumer and other markets. Trade names for the Company’s elastomer components include: NITROPHYL® floats for fill level sensing in fuel tanks, motors, and storage tanks; and ENDUR® elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines and automated teller machines. In 2004, the Company moved production of its elastomer components products from South Windham, Connecticut to its facility in Suzhou, China in an effort to be closer to its customers in the Asian marketplace and to improve production cost efficiencies. Also in 2004, the Company acquired KF Inc., a Korean float manufacturer, to further expand its presence in the Asian marketplace.

The Company’s nonwoven composite materials are manufactured for medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

Industrial laminates are manufactured by the Company under the Induflex® trade name. These polyester-based laminates, with thin aluminum and copper cladding, are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to component manufacturers for making etched-foil heating elements and mobile phone antennas.

The Company’s polyolefin foams business, which it acquired in 2002, was restructured in 2005 in an effort to alleviate the negative operating results incurred since acquisition and to focus on becoming a profitable business with future growth potential.

For additional information, see “Business Segment and Geographic Information” in Footnote 11 to the consolidated financial statements in Item 8 of this Form 10-K.

Sales and Marketing

Most of the Company’s products are sold through direct sales channels positioned near major concentrations of its customers throughout the Americas, Europe and Asia. The Company’s products were sold to over 5,000 customers worldwide in 2005. Although the loss of all the sales made to any one of the Company’s larger customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time. The Company also believes that its business relationships with the major customers within all of its segments are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements. However, the possibility exists of losing all the business of any major customer as to any product line.

The Company markets its full range of products throughout the United States and in most foreign markets. Almost all of the Company’s sales are sold through the Company’s own domestic and foreign sales force, with a small percentage sold through independent agents and distributors.

Competition

There are no firms that compete with the Company across its full range of product lines. However, each of the Company’s products faces competition in each business segment in domestic and foreign markets. Competition comes from firms of all sizes and types, including those with substantially more resources than the Company. The Company’s strategy is to offer technically advanced products that are price competitive in their markets, and to link the product offerings with market knowledge and customer service. The Company believes this serves to differentiate the Company’s products in many markets.

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

Environment

The nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. The Company does not believe that the outcome of any of these environmental matters will have a material adverse effect on its results of operations, financial position or cash flows, nor has the Company had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 of this report (“Legal Proceedings”) and Footnote 11 to the consolidated financial statements. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company.

Raw Materials

The manufacture of the Company’s various products and materials requires a wide variety of purchased raw materials. Some of these raw materials are available only from limited sources of supply that, if discontinued, could interrupt production. When this has occurred in the past, the Company has typically purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers. Management believes that similar responses would mitigate any raw material availability issues in the future.

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

Employees

As of January 1, 2006, the Company employed approximately 2,300 employees.

Backlog

The Company’s backlog of firm orders was $32.9 million at January 1, 2006, as compared to $27.0 million at January 2, 2005. The increase at the end of 2005 is due primarily to orders related to the Printed Circuit Materials reportable segment, as backlog increased by almost $4.0 million at year-end 2005 as compared to year-end 2004 due to the increase in orders in certain markets, particularly satellite televisions and communications.

Executive Officers

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2001-2005

Robert D. Wachob	58	President and Chief Executive Officer	2004
President and Chief Operating Officer of the Company from April 2002 to April 2004; Executive Vice President of the Company from January 2000 to April 2002; Senior Vice President, Sales and Marketing of the Company from May 1997 to January 2000

Dennis M. Loughran	48	Vice President, Finance and Chief Financial Officer	2006	Vice President, Finance and Supply Chain, Alcoa Consumer Products from June 2000 to January 2006

Paul B. Middleton	38	Corporate Controller	2001
Acting Chief Financial Officer and Corporate Controller of the Company from March 2005 to February 2006; Corporate Controller of the Company from December 2001 to March 2005; Division Controller for Cooper Industries from November 1999 to December 2001

Robert C. Daigle	42	Vice President of Research and Development and Chief Technology Officer	2003
Vice President and Manager, Advance Circuit Materials Division of the Company from October 2001 to October 2003; Manager, Advanced Circuit Materials Division of the Company from June 2001 to October 2001; Manager, Microwave Materials Division of the Company from May 1997 to June 2001

John A. Richie	58	Vice President, Human Resources	1994

Robert M. Soffer	58	Vice President, Treasurer and Secretary	2005
Vice President and Secretary of the Company from December 2002 to March 2005; Vice President, Secretary, Treasurer and Clerk of the Company from June 2002 to December 2002; Vice President, Assistant Secretary, Treasurer and Clerk of the Company from April 2000 to June 2002

Available Information

The Company makes available free of charge on its website (http://www.rogerscorporation.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company also makes available on its website the charters for certain of its various Board of Director committees, including the Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to its Corporate Governance Guidelines, Bylaws and Code of Business Conduct and Ethics. This information is available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn: Vice President, Treasurer and Secretary. Rogers Corporation’s website is not incorporated into or a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Rogers’ business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of the Company’s securities. The risks discussed below are those that management believes are currently the most significant, although additional risks not presently known to the Company or that the Company currently deems less significant may also impact its business, financial condition and results of operations, perhaps materially.

Technology and Product Development

The Company’s future results depend upon its ability to continue to develop new products and improve its product and process technologies. The Company’s success in this effort will depend upon the Company’s ability to anticipate market requirements in its product development efforts, the acceptance and continued commercial success of the end user products for which the Company’s products have been designed, and the Company’s ability to adapt to technological changes and to support established and emerging industry standards.

In particular, the communications market is characterized by frequent new product introductions, evolving industry standards, rapid changes in product and process technologies, price competition and many new potential applications. The products that the Company manufactures and sells to the communications market are relatively new. To continue to be successful in this area, the Company must be able to consistently manufacture and supply materials that meet the demanding expectations of customers for quality, performance and reliability at competitive prices. The timely introduction by the Company of such new products could be affected by engineering or other development program slippages and problems in effectively and efficiently increasing production to meet customer needs. In addition, the markets for computers and related equipment, such as printers and electronic portable hand-held devices, are characterized by rapid technological change, significant pricing pressures and short lead times. Because the Company manufactures and sells its own materials to meet the needs of these markets, the Company’s results may be affected by these factors.

Volatility of Demand

The computer and related equipment industry and the communications industry have historically been characterized by wide fluctuations in product supply and demand. From time-to-time, these industries have experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. These downturns have been characterized by diminished product demand, production over-capacity and accelerated price erosion. The Company’s business may in the future be materially and adversely affected by such downturns.

Environmental and Product Liability Litigation

The Company is subject to a variety of claims and lawsuits arising out of the conduct of its business. The Company is currently engaged in proceedings involving four waste disposal sites, as a participant in a group of potentially responsible parties (PRP's). The Company’s estimation of environmental liabilities is based on an evaluation of currently available information with respect to each individual situation, including existing technology, presently enacted laws and regulations, and the Company’s past experience in addressing environmental matters. Although current regulations impose potential joint and several liability upon each named party at any Superfund site, the Company expects its contribution for cleanup to be limited due to the number of other PRP's, and the Company’s share of the contributions of alleged waste to the sites, which the Company believes is de minimis. However, there can be no assurances that the Company’s estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on the Company.

The Company is also involved in certain asbestos-related product liability litigation. The level of such litigation has escalated in certain U.S. states in the past several years and involves hundreds of companies that have been named as defendants. The Company believes it has sufficient insurance to cover all material costs of these claims and that it has valid defenses to these claims and intends to defend itself vigorously in these matters. However, there can be no assurances that the ultimate resolution of these matters will be consistent with Company expectations and will not have a material adverse effect on the Company.

Raw Materials

The Company from time to time must procure certain raw materials from single or limited sources that expose the Company to vulnerability to price increases and the varying quality of the material. In addition, the inability of the Company to obtain these materials in required quantities could result in significant delays or reductions in its own product shipments. In the past, the Company has been able to purchase sufficient quantities of raw materials to sustain production until alternative materials and production processes could be requalified with customers. However, any inability of the Company to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could materially and adversely affect the Company’s operating results.

Foreign Manufacturing and Sales

The Company’s international manufacturing and sales involve risks, including imposition of governmental controls, currency exchange fluctuation, potential insolvency of international customers, reduced protection for intellectual property rights, the impact of recessions in foreign countries, political instability, employee selection and retention and generally longer receivable collection periods, as well as tariffs and other trade barriers. There can be no assurance that these factors will not have an adverse effect on the Company’s future international manufacturing and sales, and consequently, on the Company’s business, operating results and financial condition.

Acquisitions and Divestitures

Acquisitions are a component of the Company’s growth strategy. Accordingly, the Company's future performance will be impacted by its ability to identify appropriate businesses to acquire, negotiate favorable terms for such acquisitions and then effectively and efficiently integrate such acquisitions into the Company's existing businesses. There is no certainty that the Company will succeed in such endeavors.

In relation to acquisitions and divestitures undertaken, it is common for the Company to structure the transactions to include earn-out and/or intellectual property royalty agreements that generally are tied to the performance of the underlying products or business acquired or divested. Accordingly, the Company’s future performance will be impacted by the respective performances of the products and/or businesses divested and the successful utilization of products and/or businesses acquired. In addition, there is no guarantee that these underlying products and/or businesses will perform as forecasted at the time the associated transactions were consummated.

Adequacy of Reserve Levels

The Company establishes reserves to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and litigation, which may not be adequate to cover future write-downs or losses. These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible such matters could be decided against the Company and require the payment of damages or other expenditures in amounts that are not presently estimable.

The effects on the Company’s financial results of many of these factors depends in some cases on its ability to obtain insurance covering potential losses at reasonable rates.

Changes in Tax Rates and Exposure to Additional Income Tax Liabilities

The Company is subject to income taxes in both the United States and various foreign jurisdictions, and its domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Its effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, which could affect the Company’s profitability. In particular, the carrying value of deferred tax assets is dependent on the Company’s ability to generate future taxable income. In addition, the amount of incomes the Company pays is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect profitability.

Item 1B. Unresolved Staff Comments

As previously disclosed, the Company has been in discussions with the Staff of the Securities and Exchange Commission (SEC) in connection with the Staff's comment letter process involving previous yearly and quarterly filings of the Company. One open issue is the Company's treatment of the 2004 fourth quarter positive tax adjustment, which was required to properly state certain deferred income tax accounts for temporary tax differences that most likely accumulated over many years. The SEC had questioned the Company's treatment of including this amount in earnings in 2004 in lieu of restating prior periods by recording an increase to beginning retained earnings. Based on its discussions with the SEC, the Company is restating in this Form 10-K its previously issued financial statements for the years ended December 28, 2003 and January 2, 2005 and for the quarterly period ended October 2, 2005.

A second open issue raised by the SEC review is a question regarding how the Company aggregates operating segments into reportable segments. Following discussions with the SEC and based on current business conditions and the strategic outlook for its various businesses, the Company is adjusting, beginning with this Form 10-K, how it aggregates operating segments into reportable segments.

Item 2. Properties

On January 1, 2006, the Company operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia. In general, its facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are in the aggregate substantially in regular use. The principal facilities and offices are listed below:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Chandler, Arizona	10,000	Manufacturing	Leased through 2/07
South Windham, Connecticut	88,000	Formerly Manufacturing	Owned

Belgium
Evergem, Belgium	80,000	Manufacturing	Owned
Ghent, Belgium	209,000	Manufacturing	Owned

Asia
Suzhou, China	200,000	Manufacturing	Owned
Suzhou, China	93,000	Manufacturing	Leased through 7/08
Suzhou, China	93,000	Manufacturing	Leased through 11/08
Suzhou, China	215,000	Manufacturing	Owned
Suzhou, China	10,000	Warehouse	Leased through 9/06
Tokyo, Japan	2,000	Sales Office	Leased through 3/06
Hwasung City, Korea	10,000	Manufacturing	Leased through 2/09
Hwasung City, Korea	10,000	Manufacturing	Leased through 2/09
Wanchai, Hong Kong	1,000	Sales Office	Leased through 4/06
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/06
Seoul, Korea	1,000	Sales Office	Leased though 2/08
Singapore	1,000	Sales Office	Leased through 5/06
Shanghai, China	1,000	Sales Office	Leased through 8/08
Shenzhen, China	1,000	Sales Office	Leased through 6/06

Item 3. Legal Proceedings

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc. (Vyncolit), at the time a subsidiary of the Perstorp Group (Perstorp), located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with SFAS No. 5 (SFAS 5), Accounting for Contingencies. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s plan of remediation, which was also subsequently accepted by the Town of Manchester. In the second half of 2005, the Company commenced remediation procedures at the site and, as of the end of 2005, the remediation procedures were substantially complete. Billings to date have reduced the original accrual to approximately $350,000 at year-end 2005, which is deemed appropriate at January 1, 2006. The Company will be responsible for monitoring the site for at least two years after completion of the remediation, and the costs of monitoring, which is not expected to be material, will be treated as period expenses as incurred.

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

In all its superfund cases, the Company believes it is a de minimis participant and has only been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to it, the Company believes that the potential for the final results of these cases having a material adverse effect on its results of operations, financial position or cash flows is remote. These cases have been ongoing for many years and the Company believes that they will continue on for the indefinite future. No time frame for completion can be estimated at the present time.

PCB Contamination

The Company has been working with the CT DEP and the Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. The Groundwater Remedial Action Plan was prepared to address PCB’s that are present in the shallow groundwater. The Company is in the process of determining the extent of PCB contamination in the groundwater prior to implementing the Groundwater Remedial Action Plan. The Company will continue to monitor the site and report the results of its monitoring to CT DEP and the EPA. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. The Company has been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against the Company, the plaintiffs are seeking unspecified damages, or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to the Company.

The Company did not mine, mill, manufacture or market asbestos; rather, the Company made some limited products, which contained encapsulated asbestos. Such products were provided to industrial users. The Company stopped the manufacture of these products in 1987.

•	Claims

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of January 1, 2006, there were approximately 215 pending claims compared to 232 pending claims at January 2, 2005. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against a number of defendants, including the Company, increased in 2001, 2002 and the first half of 2003 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. In addition, a significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company increased in 2004, then decreased in 2005. It is too early to determine if the rate of such filings against the Company will continue to decline.

•	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to the Company’s asbestos-containing products. Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by the Company and the fact that the asbestos was encapsulated in such products. In addition, even at sites where a claimant can verify his or her presence during the same period those products were used, liability of the Company cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the Company’s asbestos-containing products. Based on these and other factors, the Company has and will continue to vigorously defend itself in asbestos-related matters.

•	Dismissals and Settlements

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 1 and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In 2005 and 2004, the Company was able to have approximately 99 and 84 claims dismissed, respectively, and settled 12 and 9 claims, respectively. The majority of costs have been paid by the Company’s insurance carriers, including the costs associated with the small number of cases that have been settled. Payments related to such settlements totaled approximately $4.4 million in 2005, and approximately $3.6 million in 2004. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by the Company’s insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to perform a formal analysis to project its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos-related claims and recent settlement history. As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

The Company’s applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company’s primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appear to be three such primary carriers, all of which were put on notice of the litigation. In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh’s conclusions were based primarily on a review of the Company’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, and the experience of NERA and a review of NERA’s report.

•	Cost Sharing Agreement

To date, the Company’s primary insurance carriers have provided for substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continue, the Company and its primary insurance carriers have determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the known primary insurance carriers would continue to pay all legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. The Company expects a definitive cost sharing agreement to be finalized during the second quarter of 2006, at which time the final terms of the cost sharing relationship would be agreed to by these respective parties.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the Company’s success in resolving claims. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005.

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

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amount cannot be estimated at this time. The Company will continue to vigorously defend itself and believes it has substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental and General Litigation Matters

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

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site and that a reasonably estimable range of loss is between $200,000 and $400,000. The Company recorded a reserve in 2004 that approximates the low end of the range in accordance with FAS 5. As of January 1, 2006, the Company believes that this reserve continues to be appropriate based on facts and circumstances presently known at this time.

In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believes that remediation procedures will have to be performed in order to successfully sell the property. Therefore, the Company obtained an independent third-party assessment, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005. The Company plans to commence remediation efforts sometime in 2006. This facility was designated as held-for-sale in the second quarter of 2005; however, as it became apparent to the Company that the remediation efforts would need to be completed in order to successfully market this facility, the Company removed this designation in the fourth quarter of 2005.

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

For additional discussion on the Company’s environmental and litigation matters, see Footnote 10 to the consolidated financial statements in Item 8 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At February 28, 2006, there were 768 shareholders of record.

Capital Stock Market Prices

The Company's capital stock is traded on the New York Stock Exchange. The following table sets forth the composite high and low closing prices during each quarter of the last two years on a per share basis.

	2005		2004
	High	Low	High	Low

Fourth	$41.40	$34.63	$48.18	$40.10
Third	41.90	35.80	67.75	41.25
Second	45.00	33.87	70.76	53.50
First	46.50	39.08	54.35	43.96

Dividend Policy

The Company periodically evaluates the desirability of paying a dividend; however, at present, the Company expects to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

November 28, 2005 through January 1, 2006	28,600	$40.27	28,600	$21,424,824
October 31, 2005 through November 27, 2005	65,200	37.17	65,200	22,576,479
October 3, 2005 through October 30, 2005	1,200	38.92	1,200	9,497,996

On October 28, 2004, the Company’s Board of Directors authorized the purchase, at management’s discretion, of up to an aggregate of $25 million in market value of shares of the Company’s capital stock in open market transactions. This repurchase plan was scheduled to expire on October 28, 2005; however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of $25 million in market value of common stock over a 12 month period. This buyback program will be completed or cancelled within twelve months.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

	2005	2004 (Restated)	2003* (Restated)	2002** (Restated)	2001 (Restated)

Sales and income

Net sales	$356,112	$370,237	$246,972	$222,938	$219,761
Income before income taxes	11,786	46,779	35,034	24,809	20,979
Net income	16,440	34,069	26,275	18,607	15,734

Per Share Data

Basic	1.01	2.08	1.67	1.20	1.03
Diluted	0.98	1.99	1.61	1.16	0.98
Book value	17.24	17.12	14.57	12.21	11.02

Financial Position

Current assets	181,030	172,934	127,097	87,675	84,916
Current liabilities	57,366	57,387	50,023	34,780	29,692
Ratio of current assets to current liabilities	3.2 to 1	3.0 to 1	2.5 to 1	2.5 to 1	2.9 to 1
Cash, cash equivalents and short-term investments	46,401	39,967	34,481	28,928	20,891
Working capital	123,664	115,547	77,074	52,895	55,224
Property, plant and equipment, net	131,616	140,384	131,157	99,883	98,454
Total assets	400,600	405,195	314,440	257,701	223,809
Long-term debt less current maturities	—	—	—	—	1,315
Shareholders’ Equity	280,250	281,495	233,026	189,195	169,219
Long-term debt as a percentage of shareholders’ equity	0%	0%	0%	0%	1%

Other Data

Depreciation and amortization	16,853	18,068	13,615	13,571	13,712
Research and development expenses	19,959	20,490	13,665	13,596	12,570
Capital expenditures	28,613	28,131	17,951	22,682	18,032
Number of employees (average)	1,975	1,728	1,197	1,251	1,376
Net sales per employee	180	214	206	178	160
Number of shares outstanding at year-end	16,255,024	16,437,790	15,995,713	15,496,261	15,356,284

* 2003 consolidated results include three months of operations of Durel Corporation (acquired on September 30, 2003).
** Moldable Composites Division was divested in the fourth quarter of 2002.

See Footnote 15 to the consolidated financial statements for further detail on restated amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in a variety of markets that include portable communications devices, communications infrastructure, computer and office equipment, ground transportation, aerospace and defense, and consumer markets. The Company generates revenues and cash flows through the development, manufacturing, and distribution of specialty material-based products and components that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers, that, in turn, produce component products that are sold to end-customers for use in various applications. As such, Rogers’ business is highly dependent, although indirectly, on market demand for these end-user products. The Company’s ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how the Company’s customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by the Company’s customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company’s sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

The Company’s current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of its manufacturing facilities in Suzhou, China, which serve as the Company’s manufacturing base to serve its customers in Asia. In 2005, the Company focused on gaining operational improvements in its floats and elastomer component businesses, which were relocated from Connecticut to China in 2004; as well as adding additional capacity to allow for production of electroluminescent lamps and busbars, which came on-line in the fourth quarter of 2005. The Company has plans to further expand its campus in China and plans to add additional lamp capacity, as well as to add capacity for future production of other product lines in Asia, such as high frequency materials. From a process improvement standpoint, the Company continues to focus on its Six Sigma® initiatives, as it plans to increase employee participation in this effort in 2006 by training more Green Belts and project champions. Six Sigma® is a quantitative process improvement methodology used by the Company to help streamline and improve its processes - from manufacturing to transactional and from product to service. The Company continuously has projects in progress as it is focused on gaining both operational and transactional efficiencies as a result of its Six Sigma® efforts. Since inception of the initiative in 2001, the Company’s estimated cost savings and value creation has been greater than two-times its investment.

2005 was a year of transition for Rogers, as the Company began to recognize significant operational improvements in the second half of the year as a result of the maturation of several strategic initiatives that were previously undertaken to better position the Company in the global marketplace. For example, in 2004 and the first half of 2005, the Company invested in expanding its manufacturing facility in China to add capacity for electroluminescent lamp and busbar production. As with any new manufacturing process, the Company experienced growing pains associated with the start-up of production in early 2005, particularly in the lamp business, as yields suffered and manufacturing processes had to be improved to meet customer needs. Late in 2005, and particularly in the fourth quarter, the efforts made by the Company throughout the year to improve the various production processes yielded more favorable operating results for the Company, including yield improvements that resulted in an increase in sales and profits. For the full year 2005, net sales were $356.1 million as compared to $370.2 million in 2004; however, sales were relatively flat in the first three quarters of 2005 ($88.1 million, $84.6 million and $85.4 million in the first, second and third quarters of 2005, respectively), but increased dramatically in the fourth quarter to $98.0 million; primarily due to the impact of some of the strategic initiatives previously described as these sales levels would not have been attainable absent these initiatives.

Also in 2005, the Company experienced record sales in its foam business, particularly in its flagship PORON® urethane foam line, and continued strong performance in its high frequency materials products. In the second quarter of 2005, the Company took additional actions in an effort to further position itself for future operational efficiencies by restructuring its polyolefin foam business as it became apparent to the Company that this business would not become profitable under current market conditions, particularly due to increasing raw material prices and the existing product pricing structure. Therefore, the Company shed many of its unprofitable customers and began to realize a positive financial impact from this transition in the third quarter of 2005.

Rogers’ management team believes that it is well positioned to take advantage of the significant market opportunities available to it as it moves into 2006 and has already experienced some of this positive impact in the fourth quarter of 2005. The efforts the Company has made in the last few years to establish and expand production in China to enable it to have manufacturing close to its customers; to restructure certain businesses to better align with the Company’s strategic vision; and to invest in research and development; have all laid the foundation for the growth of Rogers in 2006 and beyond. Rogers is continuously working to be the supplier of choice for the specialty materials-based products it produces and will continue to invest generously in research and development to maintain that market-leadership position. The Company is focused on current growing markets and new emerging markets and will continue to invest in the highest quality human capital to position itself to take advantage of opportunities in the global marketplace. Rogers believes that its technology and ongoing investment in research and development gives the Company its greatest competitive advantage and will work to keep and grow its intellectual property to maintain its position in the markets in which it participates. Based on all these factors, the Company believes it is in a position to experience record results in 2006; however, as with any business, the Company’s sales volumes are impacted and can swing significantly based on a variety of factors, including, but not limited to: end user market trends, the activities of suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. Also, see Risk Factors in Item 1A. of this Form 10-K. The Company has experienced recent upturns and downturns in its various businesses due to these varied factors and, while the Company has projected sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly.

Results of Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.

	2005	2004 (Restated)	2003 (Restated)

Net sales	100.0%	100.0%	100.0%
Manufacturing margins	29.0%	30.6%	31.8%

Selling and administrative expenses	15.7%	15.1%	17.5%
Research and development expenses	5.6%	5.5%	5.5%
Restructuring and impairment charges	6.4%	0.7%	—
Operating profit	1.3%	9.3%	8.8%

Equity income in unconsolidated joint ventures	1.5%	1.6%	2.6%
Other income	0.5%	1.7%	2.7%
Income before income taxes	3.3%	12.6%	14.1%

Income taxes	(1.3)%	3.4%	3.5%

Net income	4.6%	9.2%	10.6%

2005 vs. 2004

Net Sales

Net sales decreased by 4% in 2005 to $356.1 million from the record sales experienced in 2004 of $370.2 million. The decline in sales is primarily due to a 17% decline in sales in the Printed Circuit Materials reportable segment from $172.8 million in 2004 to $143.3 million in 2005; as well as a 10% decline in sales of the Company’s Other Polymer Products reportable segment from $48.8 million in 2004 to $43.9 million in 2005. These sales declines were partially mitigated by a 12% increase in sales of the High Performance Foams reportable segment from $79.4 million to $88.9 million and an increase in the Custom Electrical Components reportable segment of 16% from $69.2 million in 2004 to $80.0 million in 2005. These sales fluctuations are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased approximately 160 basis points to 29.0% in 2005 from 30.6% in 2004. The decline in margins is primarily attributable to a decline of 13.5 percentage points in margins in the Custom Electrical Components reportable segment due primarily to the start-up of operations in Asia in both the electroluminescent lamp and busbar operations. Margins related to electroluminescent lamps were below expected levels, particularly in the beginning of 2005, as this was the first time the Company had manufactured this type of lamp using its new technology. As a result, yields were low as the Company worked to improve production results as a result of the learning curve typically associated with the introduction of a new product. At the end of 2005, margins had improved substantially on these lamps, both in the US and in Asia, although not enough to compensate for the unfavorable results experienced in the beginning of the year. Partially mitigating this negative impact was a 240 basis point increase in margins in the High Performance Foams reportable segment, driven primarily by operating efficiencies gained in the silicone product line as margins of polyurethane foams remained consistent with 2004 results.

Margins in the Printed Circuit Materials reportable segment were relatively flat year over year and margins in the Other Polymer Products reportable segment were also materially consistent in 2005 as compared to 2004.

Selling and Administrative Expenses

Selling and administrative expenses of $55.8 million in 2005 were consistent with expenditures in 2004 and increased slightly as a percentage of sales from 15.1% in 2004 to 15.7% in 2005. The increase in selling and administrative expenses as a percentage of sales is due primarily to the sales decline in 2005 as compared to 2004 as expenses remained consistent with 2004 spending levels.

Research and Development Expenses

Research and development expenses remained relatively consistent in 2005 as compared to 2004, decreasing slightly from $20.5 million in 2004 to $20.0 million in 2005. As a percentage of sales, expenses increased slightly in 2005 to 5.6% as compared to 5.5% in 2004. The Company’s strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level. The Company continues to invest in research and development to improve its existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that the Company believes will complement its existing product portfolio.

Restructuring and Impairment Charges

Restructuring and impairment charges in 2005 were $22.6 million as compared to $2.6 million in 2004. 2005 charges included $22.0 million related to the impairment of certain assets of the polyolefin foam business and $0.6 million in charges related to the impairment of certain machinery and equipment associated with the Company’s high frequency materials business. 2004 charges were comprised of approximately $2.3 million due to the relocation of the Company’s elastomer component business from Connecticut to China and $0.3 million related to severance charges for certain employees of the Company’s Durel division. Further discussion of these amounts is as follows:

•	Polyolefin Foams

The Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC, in the beginning of fiscal year 2002. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin foam business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase, which caused the Company to revisit its business plan for the polyolefin foam business. The Company concluded during the second quarter that under the new circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the current business by shedding unprofitable customers and to concentrate on developing new, more profitable polyolefin products.

As a result, the Company recorded non-cash pre-tax charges of $22.0 million related to the polyolefin foam operating segment, which is aggregated in the Company’s Other Polymer Products reportable segment. This charge includes a $20.4 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business.

•	High Frequency Materials

Also in 2005, an impairment charge of approximately $0.6 million was recorded in the fourth quarter on certain manufacturing equipment related to the high frequency materials operating segment. Specifically, the charge relates to certain idle presses used in the high frequency manufacturing processes. At the end of 2005, the Company had no current plan to use the equipment in the near future; therefore, it determined that recording the impairment charge in the fourth quarter of 2005 was appropriate.

•	South Windham Facility

On January 21, 2004, the Company announced that it would cease operations at its South Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company’s molded polyurethane materials and nitrile rubber floats to the Company’s facility in Suzhou, China was completed in the third quarter of 2004. Total charges associated with this transaction amounted to approximately $2.3 million related primarily to severance that was paid to employees upon termination and completion of service requirements. In addition, the Company recognized a $0.8 million curtailment charge on its defined benefit pension plan in the fourth quarter of 2004 as a result of the termination of employees as the amortizable prior service cost related to terminated employees was accelerated into 2004 as a result of the shutdown.

•	Durel

On October 5, 2004, the Company announced a restructuring plan that resulted in a headcount reduction at Durel. The terminations occurred early in the fourth quarter of 2004 and, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized approximately $330,000 in charges associated with related severance amounts due to eligible employees. All amounts have been paid as of year-end 2005.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $0.9 million from $6.1 million in 2004 to $5.2 million in 2005. This 15% decrease was primarily due to the start-up of operations at the Company’s new foam joint venture in China, RIS. Operations for RIS began in late 2004 and did not become profitable until late 2005; thus mitigating the positive operating results experienced at the Company’s other joint ventures, RCCT and RIC. The Company expects joint venture performance in 2006 to be strong and is encouraged by the strong operating performance of RIS in the fourth quarter of 2005.

Other Income (Expense)

Other income decreased from $6.1 million in 2004 to $0.9 million in 2005. This decrease is attributable primarily to the following factors: (i) a decrease of approximately $1.0 million in royalty income as a royalty agreement that was entered into when the Company divested its Moldable Composites Division in 2002 comes to an end as payments associated with this agreement decline over the life of the agreement; (ii) $2.2 million gain on the sale of a building in Arizona in 2004; (iii) $0.7 million charge in 2005 to accrue for certain environmental remediation matters at the Company’s facility in South Windham, Connecticut; and (iv) $0.7 million charge in 2005 related to the buy-out of certain tenant lease arrangements in the Company’s Suzhou, China facilities. Also, the Company experienced an increase in professional service fees of $0.7 million, particularly related to legal fees associated with certain legal and professional matters, including asbestos-related matters.

Income Taxes

The effective tax rate was (39.5)% in 2005 and 27.2% in 2004. In 2005, the effective tax rate benefited from non-taxable foreign sales income (20 percentage point reduction), profits generated in jurisdictions with low tax rates (14 percentage point reduction) as well as an adjustment to reconcile the 2004 tax return as filed in the third quarter of 2005 to the year-end projections (17 percentage point reduction). Also in 2005, as in 2004, the effective tax rate continued to benefit from foreign tax credits (10 percentage point reduction) and general business credits (6 percentage point reduction).

It is the Company’s policy that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be indefinitely reinvested.

The Company provides deferred taxes for the undistributed earnings of its Japanese high performance foams joint venture. The net deferred tax asset for foreign tax credits available in excess of the expected tax on the undistributed income is entirely offset by a corresponding valuation allowance due to the future uncertainty of the recognition of such credits as they may be limited under the U.S. tax code.

The Company also claims a U.S. benefit for nontaxable foreign sales income as allowed under the current extraterritorial income exclusion (ETI). The World Trade Organization has upheld a challenge of this regime by the European Union and in response the U.S. has enacted the American Jobs Creation Act of 2004 that repealed ETI and created a manufacturers activity deduction. ETI will be phased out by limiting the calculated deduction to 80% in 2005, 60% in 2006 and 0% thereafter. The manufacturing deduction is in the process of being phased in as a 3% deduction on the income from certain qualifying activities in 2005 to a 9% deduction in 2010. The Company has determined that the net effect of these items will not materially affect the tax rate in the short-term, but may have an impact, given the nature of the Company’s international business, once these changes are fully phased in. The decrease in the effective tax rate attributable to ETI is 20 percentage points and 6 percentage points for 2005 and 2004, respectively. The decrease in the effective tax rate attributable to the manufacturers activity deduction is 2 percentage points for 2005, the first year it is in effect.

The Company is eligible for a tax holiday on its earnings in China. Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of the Company, the first two years of cumulatively profitable operations are taxed at a zero percent (0%) tax rate. In 2005, the first year under this agreement, RSZ reported pretax income of $6.9 million, which was subject to the zero percent tax rate, resulting in a decrease in the Company’s effective tax rate of 20 percentage points, or $0.14 in diluted earnings per share. In years 3 through 5 of the tax holiday the tax rate in effect is 7.5% and in year 6 and beyond, the tax rate is 15%, subject to local government approval.

Backlog

The Company’s backlog of firm orders was $32.9 million at year-end 2005, as compared to $27.0 million at January 2, 2005. The increase in 2005 is due primarily to orders related to the Printed Circuit Materials reportable segment, as backlog increased by almost $4.0 million at year-end 2005 as compared to year-end 2004 due to the increase in orders in certain markets, particularly satellite television and communications.

2004 vs. 2003

Net Sales

Net sales increased by 50% in 2004 to $370.2 million from $247.0 million in 2003. The record sales level experienced by the Company in 2004 was driven by the strong sales performance at each of the Company’s reportable segments: Printed Circuit Materials sales increased by 61% in 2004 to $172.8 million from $107.3 million in 2003; High Performance Foams sales increased from $58.4 million in 2003 to $79.4 million in 2004, or 36%; sales in the Custom Electrical Components segment increased by 93% from $35.9 million in 2003 to $69.2 million in 2004 due in part to the inclusion of a full year of sales for Durel in 2004 ($51.1 million) as compared to the fourth quarter of 2003 of $20.8 million, as Rogers acquired Durel at the end of the third quarter of 2003; sales in the Other Polymer Products segment increased slightly from $45.3 million in 2003 to $48.8 million in 2004. See “Segment Sales and Operations” section below for further discussion of segment sales performance.

Manufacturing Margins

Manufacturing margins decreased approximately 120 basis points to 30.6% in 2004 from 31.8% in 2003. The decline in margins is attributable to several factors, including:

•
Costs specifically associated with the transition of manufacturing of the Company’s polyolefin product line to its new facility in Carol Stream, Illinois, caused overall Company margins to decline by approximately 100 basis points in 2004. The Company has experienced a cumulative manufacturing loss to date in this business as it continues to work to improve efficiencies and yields in the manufacturing process and develop new product platforms for which the technology was acquired.

•
Margins at the Durel division declined by approximately 22 percentage points in 2004 as compared to 2003 as full-year sales decreased by almost 30% year-over-year. The margin decline is attributable to several key programs reaching end of life and high levels of start up costs associated with the ramp up of production of its new flexible lamp keypad applications.

•
These unfavorable margin items were partially offset by a 160 basis point increase in margins in the urethane and silicone foams business due to the Company’s ability to leverage its existing overhead base, as sales for this business increased by 36% as compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased 28.8% from $43.3 million in 2003 to $55.8 million in 2004, but declined as a percentage of net sales from 17.5% in 2003 to 15.1% in 2004. Factors impacting selling and administrative expenses include: (i) the inclusion of a full year of expenses from Durel versus only one quarter of expenses in 2003 ($1.7 million incremental impact); (ii) incrementally higher incentive compensation and sales commission expenses of $2.3 million, which are commensurate with higher sales and profit volumes experienced in 2004 as compared to 2003; (iii) incrementally higher benefit costs of $4.7 million as the costs of medical, pension, postretirement and other fringe benefit costs increased in 2004; (iv) consulting and audit fees associated with the Company’s Sarbanes-Oxley compliance efforts, which increased approximately $1.1 million in 2004 as compared to 2003; and (v) a $1.2 million incremental increase in expenses associated with other consulting and professional services utilized by the Company in 2004.

Selling and administrative expenses as a percentage of sales improved to 15.1% in 2004 from 17.5% in 2003. This improvement is attributable to the record sales volumes the Company experienced in 2004, partially mitigated by the increased costs discussed above. The Company manages its selling and administrative expenses in an effort to achieve a relatively stable level of costs in relation to its sales volumes, with a targeted percentage of 14%. The Company recognizes the challenges associated with this target, particularly as it continues to expand in Asia and as it works to meet the expanding regulatory requirements in the current environment in which it operates.

Research and Development

Research and development expenses increased $6.8 million in 2004 to $20.5 million from $13.7 million in 2003. As a percentage of sales, 2004 research and development expenses were the same as 2003 at 5.5%. The Company’s strategic plan is to invest an average of 6% of sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level. 2004 expenses included a full year of expenses for Durel, which contributed approximately $2.1 million over 2003 spending levels. The Company has also invested significantly in printed circuit material development, focusing on next generation printed circuit materials to expand the Company’s product portfolio and build on its strong market position in applications such as mobile phone handsets, and in polyolefin foams in order to develop differentiated products to generate higher sales margins.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $0.5 million from $6.6 million in 2003 to $6.1 million in 2004. This 7.6% decrease was primarily due to the acquisition of Durel, the Company’s former 50% joint venture, and its inclusion in the Company’s consolidated results beginning in the fourth quarter of 2003 (equity income included for Durel in 2003 was approximately $4.6 million). Equity income from the Company’s joint ventures other than Durel increased by $4.1 million in 2004. This increase was driven by the strong performances of RCCT and RIC, where equity income increased by $3.5 million and $1.3 million, respectively, partially offset by a $0.8 million equity loss from RIS, which began operations in the second half of 2004. The operations and performance of the joint ventures are described further in the “Joint Ventures” section below.

Other Income Less Other Charges

Other income less other charges decreased from $6.6 million in 2003 to $6.1 million in 2004. The main components that affected this change are as follows: (i) a $1.4 million decrease in commission income from its joint venture, PLS, as activity between the joint venture and its sole customer decreased in 2004 due to its sole customer implementing a dual sourcing strategy; (ii) a $1.1 million charge for the disposition or sale of certain assets associated with the move of its elastomer components production from Connecticut to China; (iii) a $0.4 million reduction of royalty income in 2004, primarily related to a royalty the Company receives as a result of the sale of its Moldable Composites business in 2002; (iv) a $2.1 million gain on the sale of an idle building in Chandler, Arizona; and (v) a $0.6 million gain on the realization of life insurance policies for one of the Company’s former executives.

Income Taxes

The effective tax rate was 27.2% in 2004 and 25.0% in 2003. In 2004, as in 2003, the effective tax rate continued to benefit from foreign tax credits (4 percentage point reduction), general business credits (2 percentage point reduction), and nontaxable foreign sales income (6 percentage point reduction).

The Company had used the equity method of accounting for the profit and loss of its 50% ownership of Durel Corporation prior to September 30, 2003. A deferred tax liability was provided on historical earnings annually. Prior to the acquisition by the Company of the remaining 50% of Durel’s stock, Durel, as anticipated, paid a $3 million dividend to the Company that qualified for the dividend received deduction benefit. Therefore, 80% of the dividend was not subject to U.S. tax and the corresponding deferred tax liability for the distribution of equity was eliminated, resulting in a net tax benefit of $840,000. Also, in conjunction with the acquisition accounting for the purchase, the remaining deferred tax liability for the undistributed earnings of Durel was accounted for as a decrease to goodwill as the deferred tax liability was no longer required.

It is the Company’s policy that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be indefinitely reinvested.

The Company provides deferred taxes for the undistributed earnings of its Japanese high performance foams joint venture. The net deferred tax asset for foreign tax credits available in excess of the expected tax on the undistributed income is entirely offset by a corresponding valuation allowance due to the future uncertainty of the recognition of such credits as they may be limited under the U.S. tax code.

The Company also claims a U.S. benefit for nontaxable foreign sales income as allowed under the current extraterritorial income exclusion (ETI). The World Trade Organization has upheld a challenge of this regime by the European Union and in response the U.S. has enacted the American Jobs Creation Act of 2004 that repealed ETI and created a manufacturers activity deduction. ETI will be phased out by limiting the calculated deduction to 80% in 2005, 60% in 2006 and 0% thereafter. The manufacturing deduction is in the process of being phased in as a 3% deduction on the income from certain qualifying activities in 2005 to a 9% deduction in 2010. The Company has determined that the net effect of these items will not materially effect the tax rate in the short term, but may have an impact, given the nature of the Company’s international business, once these changes are fully phased in. The decrease in the effective tax rate attributable to ETI is 6.3 percentage points and 3.5 percentage points for 2004 and 2003, respectively.

Backlog

The Company’s backlog of firm orders was $27.0 million at January 2, 2005 and $48.3 million at December 28, 2003. The decrease in 2004 is due primarily to the sequential softening of sales in flexible circuit material products ($15.0 million decrease) and at Durel ($3.6 million decrease).

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	2005	2004	2003

Net sales	$143.3	$172.8	$107.3
Operating income	19.5	32.0	14.9

Sales in the Printed Circuit Materials reportable segment declined by 17% in 2005 as compared to its record sales year in 2004, in which it experienced an increase in sales of 61% from 2003. This decline in sales during 2005 is attributable to the softening of the flexible circuit materials business, which experienced a decline in sales of 37% in 2005 as compared to 2004, a record sales year with a sales increase of over 100% from 2003. The softening in flexible circuit material sales was driven primarily by the end-of-life of certain cell phone programs that drove the record sales levels in 2004. As the Company struggled to keep up with the volume levels demanded in 2004, it did not get designed into equivalent new programs in 2005; therefore, when the programs that drove the sales levels in 2004 ended, there were an inadequate amount of new programs to make up for the volume short fall. The impact of this occurrence was further magnified by the fact that the sales growth in 2004 was driven by a relatively small number of programs that experienced unexpected high demand in the cell phone marketplace. In the future, the Company is focusing on expanding its product portfolio in the flex materials business to mitigate these types of situations and the impact such program shifts would have on the business. Sales of the Company’s high frequency materials remained relatively flat as compared to 2004 and continued to be a strong contributor to the Company’s operating results as sales into the communications infrastructure and satellite television markets remained strong throughout the year.

Operating income, as a percentage of net sales, decreased to 14% in 2005 as compared to 19% in 2004 and 14% in 2003. The primary driver of this decline was sales volume in the flex business as the Company was able to leverage its existing overhead structure to drive profit performance in 2004, while having to absorb these additional costs at lower volume levels in 2005.

High Performance Foams

(Dollars in millions)	2005	2004	2003

Net sales	$88.9	$79.4	$58.4
Operating income	24.6	18.9	9.2

High Performance Foams reportable segment net sales increased 12% in 2005 as compared to 2004 and 36% in 2004 as compared to 2003. The sales increase is attributable to the continued growth in PORON® urethane foam product sales, which increased 16% in 2005 as compared to 2004 and 35% in 2004 as compared to 2003. The urethane foam products sales increase in 2005 was primarily driven by growth in industrial and consumer applications, particularly in portable communications, electronics, athletic footwear, healthcare, and general industrial applications. Regionally, the greatest growth of urethane foams sales was again in China, though North America and Europe also grew during the year. Sales of silicone foams remained relatively consistent in 2005 as compared to 2004, a year in which sales grew 38% as compared to 2003. The Company believes that the increase in 2005 sales for silicones was primarily a result of business cycles in its core applications areas, which include ground transportation, aerospace, communications infrastructure and general industrial applications.

Operating income, as a percentage of net sales, increased to 28% in 2005 as compared to 24% in 2004 and 16% in 2003. The growth in these figures is primarily attributable to the increases in sales volumes as the Company is able to better leverage its overhead base to maximize returns in this segment.

Custom Electrical Components

(Dollars in millions)	2005	2004	2003

Net sales	$80.0	$69.2	$35.9
Operating income (loss)	(4.3)	1.7	9.6

Net sales of the Custom Electrical Components reportable segment increased 16% in 2005 as compared to 2004 and 93% as compared to 2003. The large increase in sales in 2004 is mainly due to the inclusion of a full year of Durel sales ($51.1 million) as compared to only the fourth quarter sales in 2003 ($20.1 million), as Durel was acquired in the fourth quarter of 2003. The 2005 increase in sales was driven primarily by sales of electroluminescent (EL) lamps into the portable handheld communication device market, particularly in cell phone applications. Much of the sales growth is attributable to expansion in China that enabled the Company to increase its EL lamp manufacturing capacity to meet current market demand and drove sales growth, particularly towards the end of 2005. The Company expects the EL lamp business to continue to grow in 2006.

Sales of the Company’s busbar products increased by 4% in 2005 as compared to 2004 and 19% in 2004 as compared to 2003. The significant increase experienced in 2004 stemmed in large part from foreign currency fluctuations, as the dollar weakened significantly as compared to the Euro. Excluding the currency impact, the increase in sales in 2004 from 2003 was approximately 8%, which was driven by continued success in the electrical traction market, as well as the successful launch of a new project in the information technology market. In 2005, the Company added capacity in China for busbar production and expects that this additional capacity will help serve its Asian customers in the electrical traction market and contribute to sales growth in 2006.

Operating income (loss), as a percentage of sales, decreased to (5)% in 2005 as compared to 3% in 2004 and 27% in 2003. This decline is due primarily to sales mix in the segment, as higher-margin inverter sales have dropped significantly since 2003 and lower-margin EL lamp sales have grown, as well as expenditures for capacity expansion in China for both EL lamps and busbars. Also, 2005 was the first year for EL lamp production and, similar to many new products, the Company experienced certain issues related to the start up of manufacturing of this product, such as low yields. Towards the end of 2005, the Company had worked through most of the EL lamp quality issues. The Company also expects that its investment in capacity expansion in China will begin to contribute positively to operations in 2006, as it experienced some favorable results as a result of this expansion at the end of 2005.

Other Polymer Products

(Dollars in millions)	2005	2004	2003

Net sales	$43.9	$48.8	$45.3
Operating loss	(35.0)	(18.4)	(12.2)

The Company’s Other Polymer Products reportable segment includes elastomer components and floats, composite materials, industrial laminates, and polyolefin foams. The sales decline in 2005 is attributable to two primary factors: (i) the restructuring of the polyolefin foam business in the second quarter of 2005 and (ii) the decline in sales of elastomer components of 19% in 2005 as compared to 2004, as compared to a 14% increase in 2004 as compared to 2003.

The sales declines and operating loss in 2005 is primarily due to the restructuring of the polyolefin operating segment, as sales declined approximately 26% in 2005 as compared to 2004 and a $22.0 million non-cash charge was recorded in 2005 related to the impairment of certain long-lived assets and the write-down of inventory and receivables within the polyolefin foam operation. See “Restructuring and Impairment Charges” above for further discussion. Operating loss, excluding the $22.0 million restructuring charge, was $13.0 million, which is slightly better than the $16.3 million loss sustained in 2004. Results for polyolefins, net of the impairment charge, improved slightly as compared to 2004 as a result of the restructuring.

In 2004, the Company relocated the manufacturing operations of its elastomer component and float businesses to China from Connecticut. As a result of the move, customers ordered excess inventory to compensate for the disruption in manufacturing production, which contributed to the increase in sales in 2004. In 2005, this business struggled to gain traction as it worked through start-up issues with the new production lines in China and focused on working to reduce significant backlog once the production lines were functional. The Company caught up on this backlog in 2005 and is now re-focused on growing and expanding the business in the Asian marketplace.

Joint Ventures

Rogers Inoac Corporation (RIC)

RIC, the Company’s joint venture with Japan-based Inoac Corporation, was established over 20 years ago and manufactures high performance PORON® urethane foam materials in Japan. Sales increased 4% from 2004 to 2005 and 42% from 2003 to 2004. The large increase experienced in 2004 was driven by a number of application wins resulting in market share growth in various industrial markets, including cell phones and automotive, and the increased adoptions of PORON® urethane foam materials into the consumer electronics market. The joint venture was able to sustain this increased sales level in 2005.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, the Company’s joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit material for customers in Taiwan. The joint venture experienced its first sales in 2002 and became profitable in 2004. Sales in 2005 increased by 14% over 2004 and by over 450% in 2004 as compared to 2003. This increase was due to significant application wins late in 2003 in the Taiwan market that substantially drove sales growth in 2004. The Company expects some growth in 2006 in these markets, although not at the pace experienced in 2004 or 2005.

Polyimide Laminate Systems, LLC (PLS)

PLS, the Company’s joint venture with Mitsui Chemicals, Inc., sells adhesiveless laminates for trace suspension assemblies. Sales increased by 10% in 2005 as compared to 2004 after decreasing 20% in 2004 as compared to 2003. Sales increased in 2005 as orders from the joint venture’s sole customer increased due to higher market demand for its products. The 2005 sales levels were achieved despite a decision in 2004 by its sole customer to allocate a portion of the trace suspension product business to multiple suppliers to mitigate its risk of reliance on a sole supplier.

Rogers Inoac Suzhou Corporation (RIS)

In 2003, the Company entered into a joint venture agreement with Inoac Corporation for the purpose of manufacturing PORON® urethane foam materials in China. RIS began operations during the second half of 2004 and had its first sales in the fourth quarter of 2004. Activity at RIS in 2004 was minimal and did not materially impact the Company’s 2004 results of operations. Operations did not begin to increase until late in 2005, as RIS worked through several start-up issues that impeded its anticipated progress. In the fourth quarter of 2005, RIS experienced its first significant sales volumes and became profitable. The Company expects this positive trend to continue into 2006.

Product and Market Development

The Company’s research and development team is dedicated to growing the Company’s businesses by developing cost effective solutions that improve the performance of customers’ products. Research and development as a percentage of sales was approximately 5.6% in 2005, as compared to 5.5% in 2004 and 2003.

The Company introduced a variety of new products during 2005. Printed circuit materials added two new RO4000® products, one that enhances the performance of base station antennas and one that improves the performance of new generation of satellite dishes capable of providing more high definition television (HDTV) channels. Two flexible circuit materials products were also introduced which allow customers to manufacture products that are more environmentally friendly. New foam products included a PORON® Soft Seal product that provides a tight, low force seal for the new generation of thinner handheld devices and new versions of R/bak® tapes were also added to improve flexographic print quality. New electroluminescent lamp products included a combination of EL lamps with force sensitive resistors to provide thin, attractive input devices for automotive as well as handheld electronic applications. Keypad lamps with improved toughness were also developed for use in handheld electronic applications.

Acquisitions and Divestitures

In the first quarter of 2004, the Company acquired KF Inc. (KF), a Korean manufacturer of liquid level sensing devices for the automotive market, through a stock purchase agreement for approximately $3.9 million. Under the terms of the agreement, KF has become a wholly-owned subsidiary of the Company and was included in its consolidated results beginning in the first quarter of 2004. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. As such, the purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition.

Liquidity, Capital Resources, and Financial Position

Rogers’ management believes that the Company’s ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company’s financial position remaining strong throughout 2005. The Company has remained debt free since 2002 and continues to finance its operational needs through internally generated funds. Management believes that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business. However, the Company continually reviews and evaluates the adequacy of its lending facilities and relationships.

Cash Flows from Operating, Investing and Financing Activities

At January 1, 2006 and January 2, 2005, the Company had cash and cash equivalents of $46.4 million and $38.0 million, respectively, and working capital of $123.7 million and $115.5 million, respectively.

Cash flows from operating activities were $48.5 million in 2005 compared to $31.1 million in 2004 and $34.2 million in 2003. Significant items that impacted operating cash flows included the following:

•
A decrease in inventories of $3.1 million in 2005 as compared to an increase of $20.5 million in 2004 and a slight increase of $1.7 million in 2003. The 2005 decrease was driven by the Company’s focus on working down the inventory levels that were increased in 2004 to meet customer demands. The Company was able to achieve this reduction through increased production in China, which reduced lead times and inventory on-hand related to its Asian customers.
•
An impairment charge related to the polyolefin foam business of $22.0 million, which decreased receivables and inventory by $1.6 million in the aggregate and certain intangible assets and fixed assets by $5.7 million and $14.7 million, respectively (see Footnote 12 for further discussion). This charge also caused a reduction in deferred taxes of approximately $8.2 million, resulting in a net charge to income of $13.8 million.

•
An increase in accounts receivable in 2005 of $7.6 million as compared to an increase of $5.1 million in 2004 and $11.6 million in 2003. These increases are primarily attributable to the Company’s strong sales growth in the past three years. In 2005, sales in the fourth quarter were particularly strong, resulting in a significant increase in receivables at year-end.

During 2005, the Company used $26.6 million in cash for investing activities, as compared to $30.3 million in 2004 and $29.3 million in 2003. Capital expenditures were $28.6 million in 2005, $28.1 million in 2004 and $18.0 million in 2003. Capital spending in 2005 was driven by the Company’s continuing investment in China, as the Company placed manufacturing capacity for its electroluminescent lamps and busbar products in its campus in Suzhou. Cash generated from the Company’s operating activities exceeded capital spending in all three years, and spending was financed through these internally generated funds. Capital expenditures in 2006 are forecasted to be between $30-$35 million. Other investing activities in 2004 included $4.7 million in proceeds from the sale of an idle building in Arizona and $3.4 million, net, in spending to acquire the Company’s Korean subsidiary, KF Inc. In 2003, the Company spent $17.7 million, net, for the acquisition of Durel.

Net cash used in financing activities was $12.5 million in 2005 as compared to cash provided by financing activities of $5.9 million in 2004 and $4.3 million in 2003. The use of cash in 2005 was driven primarily by the Company’s stock repurchase program, as $15.9 million was spent to reacquire Company stock. Activity in 2004 was comprised mainly of proceeds from the sale of capital stock, primarily as a result of the exercise of stock options, of $8.4 million; offset by the repurchase of stock amounting to $3.2 million as part of a buy-back program initiated in the fourth quarter of 2004.

The Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50 million, or the equivalent, in certain other foreign currencies. This agreement expires on December 8, 2006. The rate of interest charged on outstanding loans can, at the Company’s option and subject to certain restrictions, be based on the prime rate or at rates from 50 to 112.5 basis points over a Eurocurrency loan rate. The spreads over the Eurocurrency rate are based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from 30.0 to 37.5 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit. There were no borrowings pursuant to this arrangement at January 1, 2006 and January 2, 2005. The loan agreement contains restrictive covenants primarily related to total indebtedness, interest expense, capital expenditures and net worth. The Company is in compliance with these covenants.

Additionally, the Company was obligated under irrevocable standby letters of credit, which guarantee the Company’s self-insured workers’ compensation plan in the amount of $1.6 million at January 1, 2006. There were no amounts outstanding pursuant to this agreement as of January 1, 2006.

Financial Position

The following discusses the significant fluctuations on the Company’s balance sheet at January 1, 2006 as compared to January 2, 2005:

•
Decrease in inventories of 11% as the Company continued to focus on reducing its inventory levels and succeeded, in part, due to the fact that more inventory was being manufactured in China to sell to its Asian customers, as opposed to servicing those customers from the US, which would increase lead times and inventory on-hand levels.

•
Decrease in property, plant and equipment of 6% and intangible assets of almost 90%, primarily due to the polyolefin impairment charge, which resulted in a write-down of fixed assets of approximately $14.1 million and a reduction to intangible assets of approximately $5.7 million during 2005.

•
Decrease in accrued employee benefits and compensation of 25% primarily due to the absence of accrued incentive compensation in 2005 as the Company did not reach its targeted financial performance goals for the year.

•	Decrease in additional-paid-in-capital of 25% as a result of the stock buyback program.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of January 1, 2006:

(Dollars in thousands)	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$2,459	$1,298	$1,158	$3	$—
Inventory purchase obligations	12,704	11,558	1,146	—	—
Capital commitments	2,206	2,206	—	—	—
Pension and Retiree Health and Life Insurance Benefits (1)	91,766	5,917	12,314	14,240	59,295
Total	$109,135	$20,979	$14,618	$14,243	$59,295

(1) Pension benefit payments, which amount to $69.9 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $21.9 million, are expected to be paid from operating cash flows.

Effects of Inflation

The Company does not believe that inflation has had a material impact on its business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on the Company’s financial condition or results of operations.

Recent Accounting Standards

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share Based Payment, which is a revision of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95 (SFAS 95), Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R was initially effective for periods beginning after June 15, 2005; however, in April of 2005, the SEC delayed the effective date to the annual period that begins after June 15, 2005.

The Company expects to adopt the “modified prospective” approach in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Therefore, the Company will begin to recognize stock-based compensation expense under SFAS 123R in the first quarter of 2006.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is therefore required to be adopted by the Company in the first quarter of fiscal 2006. The Company has determined that this pronouncement will not have a material impact on its consolidated results of operations or financial condition.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections that requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate. SFAS 154 supercedes Accounting Principles Board Opinion No. 20 (APB 20), Accounting Changes. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believes that appropriate reserves have been established that are based on reasonable methodologies and appropriate assumptions based on facts and circumstances known to the Company; however, actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions that are highly judgmental and uncertain at the time the estimate is made, if different estimates could reasonably have been used; or if changes to those estimates are reasonably likely to periodically occur that could affect the amounts carried in the financial statements. These critical accounting policies are as follows:

Environmental and Product Liabilities

The Company accrues for its environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties (PRP’s), the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded for the estimated insurance reimbursement amount. The Company is exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to perform a formal analysis to determine its potential future liability and related insurance coverage for asbestos-related matters. The determination to perform this study was made based on several factors, including the growing number of asbestos-related claims and recent settlement history. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with National Economic Research Associates, Inc. (NERA), the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields. The models required the Company to make numerous assumptions that significantly impacted the results generated by the models. The Company believes the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of its asbestos litigation. The original liability model determined the Company’s future liability annually for a 50-year period and was updated at the end of 2005. The Company believes, based on the limited amount of settlement and claims history currently known to it, that a reasonable future time frame to quantify its liability is 5 years, resulting in a liability at January 1, 2006 of approximately $37.9 million, which is substantially offset by an insurance receivable of $37.6 million. If the Company were to adjust its assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from 5 years to 7 years would be an increase to the liability of $10.5 million; conversely, the impact of changing this assumption from 5 years to 3 years would be a decrease to the liability of $17.3 million.

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system. There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amounts at this time.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements. The Company is subject to income taxes in the Untied States and in numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide income tax position as well as its effective tax rate. Although the Company believes its tax estimates are reasonable, the final determination of certain transactions and tax audits could be materially different than that which is reflected in historical income tax provisions and accruals.

Inventory Allowances

The Company maintains a reserve for obsolete and slow-moving inventory. Products and materials that are specifically identified as obsolete are fully reserved. In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product. The remainder of the allowance is based on management’s estimates and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production. Management closely monitors the market place and related inventory levels and has historically maintained reasonably accurate allowance levels. In addition, the Company values certain inventories using the last-in, first-out (“LIFO”) method. Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. The Company’s obsolescence reserve has ranged from 10% to 13% of gross inventory over the last three years. A 100 basis point adjustment to the 2005 obsolescence reserve would change the reserve by approximately $0.6 million.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company reviews goodwill and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired. The Company reviews intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as an economic downturn in a market or a change in the assessment of future operations.

Determining the fair value of an operating segment or an indefinite-lived purchased intangible asset is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others. The Company believes that the assumptions and rates used in its annual impairment test under SFAS 142 are reasonable, but inherently uncertain. The 2005 impairment test was performed in the fourth quarter of 2005 and did not result in an impairment charge. The excess of fair value over carrying value for each of the Company’s respective operating segments as of the fourth quarter of 2005, the annual testing date, ranged from approximately $2.7 million to $21.8 million. In order to evaluate the sensitivity of the analysis performed, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit, which resulted in excess fair value over carrying value ranging from approximately $1.4 million to $17.9 million for each respective operating segment.

Pension and Other Postretirement Benefits

The Company provides various defined benefit pension plans for its U.S. employees and sponsors three defined benefit healthcare and life insurance plans. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors. The assumptions used by the Company were determined as follows: (i) the discount rate used is based on comparisons to the Moody’s AA bond index and, to a lesser extent, the Citigroup Index, which represents a yield curve; (ii) the salary growth is based on the Company’s historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results and management’s expectations of future returns. The rates used to determine the Company’s costs and obligations under its pension and postretirement plans are disclosed in Footnote 5 to the consolidated financial statements. Each assumption has different sensitivity characteristics. For 2005, a 25 basis point reduction in the discount rate would have increased the Company’s net benefit cost by approximately $0.5 million; a 25 basis point increase in the salary growth rate used would have increased the Company’s net benefit cost by approximately $0.2 million; and a 25 basis point reduction in the long-term rate of return on plan assets would have increased the Company’s net benefit cost by approximately $0.2 million.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances when the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base. The risk associated with this estimate is that the Company would not become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses. Historically, the Company’s estimates and assumptions around the allowance have been reasonably accurate and the Company has processes and controls in place to closely monitor customers and potential credit issues. Historically over the past three years, the Company’s allowance as a percentage of total receivables has ranged from 2.9% to 3.4%. A 50 basis point increase in the Company’s current year allowance to receivable ratio would increase its allowance reserve by approximately $0.3 million.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company’s operations. Such factors also apply to the Company’s joint ventures. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A to this Form 10-K, “Risk Factors”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Currently, the Company is exposed to market risk from changes in foreign exchange rates. The Company does not use derivative instruments for trading or speculative purposes. The Company monitors foreign exchange and interest rate risks and manages such risks on specific transactions. The risk management process primarily uses analytical techniques and sensitivity analysis.

The Company has various borrowing facilities where the interest rates, although not fixed, are relatively low. Currently, an increase in the associated interest rates would not significantly impact interest expense on these facilities, as the Company currently has no debt.

The fair value of the Company’s investment portfolio or the related interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the size and short-term nature of the Company’s investment portfolio and the relative insignificance of interest income to consolidated pre-tax income.

The Company’s financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which the Company does business. The Company’s primary overseas markets are in Europe and Asia; thus exposing the Company to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another; however, no such material hedges were outstanding at year-end. The Company can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. In 2005, a 10% increase/decrease in exchange rates would have resulted in an increase/decrease to sales and net income of $8.2 million and $0.7 million, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rogers Corporation

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at January 1, 2006 and January 2, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rogers Corporation’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Notes 11 and 15 to the consolidated financial statements, the Company restated certain amounts previously reported as of and for the years ended January 2, 2005 and December 28, 2003.

ERNST & YOUNG LLP

Providence, Rhode Island
March 28, 2006

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)
	January 1, 2006	January 2, 2005 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$46,401	$37,967
Short-term investments	—	2,000
Accounts receivable, less allowance for doubtful accounts of $1,768 and $1,795	62,850	57,264
Accounts receivable from joint ventures	5,570	5,176
Note receivable, current	2,100	2,100
Inventories	43,502	49,051
Current deferred income taxes	10,823	9,064
Asbestos-related insurance receivables	7,023	7,154
Other current assets	2,761	3,158
Total current assets	181,030	172,934

Notes receivable	2,100	4,200
Property, plant and equipment, net of accumulated depreciation of $120,721 and $111,215	131,616	140,384
Investments in unconsolidated joint ventures	20,260	18,671
Pension asset	6,667	5,831
Goodwill	21,928	21,928
Other intangible assets	764	7,144
Asbestos-related insurance receivables, noncurrent	30,581	28,803
Other assets	5,654	5,300
Total assets	$400,600	$405,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,992	$21,117
Accrued employee benefits and compensation	13,916	18,427
Accrued income taxes payable	7,209	8,177
Asbestos-related liabilities	7,023	7,154
Other accrued liabilities	10,226	2,512
Total current liabilities	57,366	57,387

Deferred income taxes	6,359	13,983
Pension liability	16,973	14,606
Retiree health care and life insurance benefits	7,048	6,483
Asbestos-related liabilities	30,867	29,045
Other long-term liabilities	1,737	2,196
Commitments and contingencies	—	—

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,255,024 and 16,437,790 shares issued and outstanding	16,255	16,437
Additional paid-in capital	31,220	41,769
Retained earnings	230,986	214,546
Accumulated other comprehensive income	1,789	8,743
Total shareholders' equity	280,250	281,495
Total liabilities and shareholders' equity	$400,600	$405,195

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For each of the years in the three-year period ended January 1, 2006
(Dollars in thousands, except per share amounts)
		2004	2003
	2005	(Restated)	(Restated)

Net sales	$356,112	$370,237	$246,972
Cost of sales	252,966	257,046	168,432
Gross margin	103,146	113,191	78,540

Selling and administrative expenses	55,801	55,780	43,304
Research and development expenses	19,959	20,490	13,665
Restructuring and impairment charges	22,648	2,630	—
Operating income	4,738	34,291	21,571

Equity income in unconsolidated joint ventures	5,251	6,097	6,571
Other income, net	886	6,131	6,572
Interest income, net	911	260	320
Income before income taxes	11,786	46,779	35,034

Income tax (benefit) expense	(4,654)	12,710	8,759

Net income	$16,440	$34,069	$26,275

Net income per share:
Basic	$1.01	$2.08	$1.67
Diluted	0.98	1.99	1.61

Shares used in computing:
Basic	16,306,314	16,380,972	15,774,744
Diluted	16,724,397	17,103,583	16,318,885

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Restated for 2003 and 2004)
(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 29, 2002, as previously reported	$15,496	$24,190	$148,045	$(4,693)	$183,038
Correction of errors in prior periods	—	—	6,157	—	6,157
	15,496	24,190	154,202	(4,693)	189,195

Comprehensive income:
Net income	—	—	26,275	—	26,275
Other comprehensive income (loss):
Foreign currency translation	—	—	—	5,864	5,864
Minimum pension liability, net of tax	—	—	—	3,724	3,724
Total comprehensive income					35,863
Stock options exercised	561	6,528	—	—	7,089
Stock issued to directors	8	232	—	—	240
Shares reacquired	(100)	(3,307)	—	—	(3,407)
Shares issued	30	549	—	—	579
Tax benefit on stock options exercised	—	3,467	—	—	3,467

Balance at December 28, 2003 (restated)	15,995	31,659	180,477	4,895	233,026

Comprehensive income:
Net income	—	—	34,069	—	34,069
Other comprehensive income (loss):
Foreign currency translation	—	—	—	3,725	3,725
Minimum pension liability, net of tax	—	—	—	123	123
Total comprehensive income					37,917
Stock options exercised	527	10,679	—	—	11,206
Stock issued to directors	14	251	—	—	265
Shares reacquired	(51)	(2,753)	—	—	(2,804)
Shares issued	22	697	—	—	719
Share buyback	(70)	(3,111)	—	—	(3,181)
Tax benefit on stock options exercised	—	4,347	—	—	4,347

Balance at January 2, 2005 (restated)	16,437	41,769	214,546	8,743	281,495

Comprehensive income:
Net income	—	—	16,440	—	16,440
Other comprehensive income (loss):
Foreign currency translation	—	—	—	(6,891)	(6,891)
Minimum pension liability, net of tax	—	—	—	(63)	(63)
Total comprehensive income					9,486
Stock options exercised	285	6,422	—	—	6,707
Stock issued to directors	20	256	—	—	276
Shares reacquired	(105)	(4,119)	—	—	(4,224)
Shares issued	25	872	—	—	897
Share buyback	(407)	(15,492)	—	—	(15,899)
Tax benefit on stock options exercised	—	1,512	—	—	1,512

Balance at January 1, 2006	$16,255	$31,220	$230,986	$1,789	$280,250

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the years in the three-year period ended January 1, 2006

	2005	2004 (Restated)	2003

Operating Activites
Net income	$16,440	$34,069	$26,275
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,853	18,068	13,615
Deferred income taxes	(4,637)	3,348	4,828
Tax benefit related to stock award plans	1,512	4,347	3,467
Equity in undistributed income of unconsolidated joint ventures, net	(5,251)	(6,097)	(6,571)
Dividends received from unconsolidated joint ventures	4,018	2,745	4,633
Loss (gain) on disposition / sale of assets	84	(947)	250
Pension and postretirement benefits	2,055	1,312	(3,559)
Impairment	22,648	—	—
Other, net	1,922	1,122	(380)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(7,591)	(5,100)	(11,579)
Inventories	3,106	(20,509)	(1,664)
Other current assets	264	(1,094)	(453)
Accounts payable and other accrued liabilities	(2,926)	(206)	5,294
Net cash provided by operating activities	48,497	31,058	34,156

Investing Activities
Capital expenditures	(28,613)	(28,131)	(17,951)
Proceeds from short-term investments	2,000	1,006	3,624
Acquisition of businesses, net of cash acquired	—	(3,408)	(17,656)
Proceeds from sale of property, plant and equipment	—	4,773	—
Investment in unconsolidated joint ventures, net	—	(4,541)	—
Proceeds from notes receivable	—	—	2,100
Proceeds from disposition of business	—	49	568
Net cash used in investing activities	(26,613)	(30,252)	(29,315)

Financing Activities
Proceeds from sale of capital stock, net	2,483	8,402	3,682
Proceeds from issuance of shares to employee stock ownership plan	897	719	579
Purchase of stock	(15,899)	(3,181)	—
Net cash provided by (used in) financing activities	(12,519)	5,940	4,261

Effect of exchange rate fluctuations on cash	(931)	(255)	74

Net increase in cash and cash equivalents	8,434	6,491	9,176

Cash and cash equivalents at beginning of year	37,967	31,476	22,300

Cash and cash equivalents at end of year	$46,401	$37,967	$31,476

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock ownership plan	$825	$689	$838

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Rogers Corporation manufactures specialty materials, which are sold to targeted markets around the world. These specialty materials are grouped into four reportable segments: Printed Circuit Materials, which includes rigid circuit board laminates for high frequency printed circuits and flexible circuit board laminates for flexible interconnections, and, which are sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, portable communication device, communication infrastructure, aerospace and defense, and consumer markets; High Performance Foams, which includes urethane foams and silicone materials that are sold principally to manufacturers in the portable communication device, communication infrastructure, computer, ground transportation, aerospace and consumer markets; Custom Electrical Components, which includes electroluminescent lamps, inverters, and busbars that are sold principally to the ground transportation and portable communication device markets; and Other Polymer Products, which is comprised of industrial laminates for shielding of radio and electromagnetic interference, polyolefin foams, elastomer rollers, nitrophyl floats, and nonwoven materials.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

The Company operates on a 52 or 53-week fiscal year. Fiscal 2005 and 2003 were 52-week fiscal years; 2004 was a 53-week fiscal year with the extra week included in the first quarter results.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, the Company revised its consolidated statements of cash flows as a result of management’s determination that the dividends received from its unconsolidated joint ventures were incorrectly reported as “cash flows from investing activities”. These dividends should have been reported as “cash flows from operating activities” as prescribed in Statement of Financial Accounting Standards (SFAS) No. 95 (SFAS 95), Statement of Cash Flows, as these dividends represent returns on the Company’s investment in the respective unconsolidated joint venture. The consolidated statements of cash flows for 2004 and 2003 have been adjusted for this issue. This adjustment does not affect the net change in cash and cash equivalents for any of the periods presented and has no effect on the Company’s consolidated balance sheets, the consolidated statements of operations and any related earnings per share amounts for any of the periods presented.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates market value.

Short-Term Investments

Short-term investments represent investments in fixed and floating rate financial instruments with maturities of twelve months or less from time of purchase. They are classified as held-to-maturity as the Company has the ability and intent to hold these investments to the maturity date and they are recorded at amortized cost. The fair market value of held-to-maturity securities approximates amortized cost at year-end January 2, 2005. No such investments were held at January 1, 2006.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at rates of exchange in effect at each year-end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are made to the income statement as a component of “Other income, net”. Currency transaction adjustments are reported as income or expense.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base.

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $4.4 million at January 1, 2006 and $5.3 million at January 2, 2005, or 10% and 11% of total Company inventories in the respective periods, are valued by the last-in, first-out (“LIFO”) method. The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (“FIFO”) costs.

Inventories consist of the following:

(Dollars in thousands)	January 1, 2006	January 2, 2005

Raw materials	$12,450	$16,121
Work-in-process	8,750	10,301
Finished goods	22,302	22,629
	$43,502	$49,051

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost. For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-25
Machinery and equipment	5-15
Office equipment	3-10

Goodwill and Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. The Company reviews goodwill and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired. The Company reviews intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

Goodwill and intangible assets are considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are typically established using a discounted cash flow methodology. The determination of discounted cash flows is based on the business’ strategic plans and long-range operating forecasts. The revenue growth rates included in the plans are management’s best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each segment based on the current cost structure and anticipated cost changes.

As part of the 2004 impairment review, the Company reassessed the useful lives of its intangible assets and determined that certain trademarks should now be amortized over 10 years. Previously, the Company had not been recording amortization on these assets as the Company estimated that these trademarks were considered indefinite-lived intangible assets. The effect of this change on the Company’s results of operations, financial position and cash flows was not material.

Purchased patents, covenants-not-to-compete and licensed technology are capitalized and amortized on a straight-line basis over their estimated useful lives, generally from 3 to 17 years.

Environmental and Product Liabilities

The Company accrues for its environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties (PRP’s), the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement. The Company is exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to perform a formal analysis to determine its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos-related claims and recent settlement history. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with National Economic Research Associates, Inc. (NERA), the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields. The models required the Company to make numerous assumptions that significantly impacted the results generated by the models. The Company believes the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of its asbestos litigation. The original liability model projected the Company’s future liability annually for a 50-year period. The Company believes, based on the limited amount of settlement and claims history currently known to it, that a reasonable future time frame to quantify its liability is five years.

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them, if needed, based on Company experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system. There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amount at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.

Concentration of Credit and Investment Risk

The Company extends credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At January 1, 2006, there was one customer that accounted for approximately eleven percent of the Company’s accounts receivable. No other one individual customer comprised more than ten percent of the total accounts receivable balance at January 1, 2006 or January 2, 2005. The Company did not experience significant credit losses on customers’ accounts in 2005, 2004, or 2003.

The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company did not experience any significant losses on its cash equivalents or short-term investments in 2005, 2004, or 2003.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity’s financial statements. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of its wholly-owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year the distribution is declared.

The Company has provided for potential liabilities due in various jurisdictions. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company’s income tax provision and operating results in the period in which such determination is made.

Revenue Recognition

Revenue is recognized upon delivery of products and transfer of title to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured.

Shipping and Handling Charges

Costs incurred by the Company for shipping and handling charges are charged to costs of sales and payments received by the Company from its customers for shipping and handling charges are included in net sales on the Company’s consolidated statements of income.

Pension and Retiree Healthcare and Life Insurance Benefits

The Company provides various defined benefit pension plans for its U.S. employees and sponsors three defined benefit healthcare and life insurance plans for its U.S. retirees. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used by the Company are determined as follows: (i) the discount rate used is based on comparisons to the Moody’s AA bond index, as well as a hypothetical yield curve that creates a reference portfolio of high-quality corporate bonds whose payments mimic the plan’s benefit payment stream; (ii) the salary growth is based on the Company’s historical and projected level of salary increases; (iii) the long-term rate of return on plan assets is determined based on historical portfolio results and management’s expectations of future returns, as well as current market assumptions related to long-term return rates; and (iv) the mortality rate is based on a mortality projection that estimates current longetivity rates and their impact on the long-term plan obligations. The Company reviews these assumptions periodically throughout the year.

Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Amounts)
	2005	2004 (Restated)	2003
Numerator:
Net Income	$16,440	$34,069	$26,275

Denominator:
Denominator for basic earnings per share - weighted averages shares	16,306,314	16,380,972	15,774,744
Effect of stock options	418,083	722,611	544,141
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	16,724,397	17,103,583	16,318,885

Basic earnings per share	$1.01	$2.08	$1.67
Diluted earnings per share	$0.98	$1.99	$1.61

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Hedging Activity

The Company, on occasion, uses derivative instruments to manage certain foreign currency exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings.

On January 1, 2006 and January 2, 2005, the Company has outstanding forward contracts used to hedge foreign currency transactional exposures. The fair value of such investments were not material at January 1, 2006 and January 2, 2005. The effects of these contracts are recorded directly to the Company’s statement of income as these items have not been designated as hedges. As of January 1, 2006 and January 2, 2005, the Company does not have any instruments outstanding that would require hedge accounting treatment.

Advertising Costs

Advertising is expensed as incurred and amounted to $1.5 million, $1.7 million, and $1.4 million for 2005, 2004, and 2003, respectively.

Variable-Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to address certain FIN 46 implementation issues. The Company adopted the provisions of FIN 46R in the first quarter of 2004. As a result of its review, the Company determined that it had one variable interest entity (VIE); however, the Company determined that it was not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46R. The VIE identified by the Company is Polyimide Laminate Systems, LLC (PLS), a 50% owned joint venture with Mitsui Chemicals, Inc. The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999. Sales of PLS were approximately $20.0 million, $18.2 million and $22.6 million in 2005, 2004, and 2003, respectively. The Company’s maximum exposure to loss as a result of its involvement with PLS is limited to its equity investment, which was approximately $40,000 at year-end 2005, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $2.1 million and $1.4 million at year-end 2005 and 2004, respectively. In accordance with FIN 46R, the Company reviews its FIN 46R compliance whenever a reconsideration event occurs or a new situation exists that was not previously considered under FIN 46R.

Stock-Based Compensation

Under various plans, the Company may grant certain types of equity awards, such as stock and stock options, to directors, officers, and other key employees. Stock-based compensation awards are accounted for using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Stock-based compensation costs for stock options are not reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock as of the date of the grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Accordingly, no compensation cost has been recognized in the financial statements for the stock option plans.

The Company immediately vested options for a total of 316,000 shares that were granted in 2004 and that increased 2004 pro-forma stock-based compensation expense by approximately $5.8 million. In November 2005, the Company accelerated the vesting of certain out-of-the money unvested non-qualified stock options granted in 2003, which increased 2005 pro-forma stock-based compensation expense by approximately $2.3 million. Also in 2005, the Company accelerated certain outstanding in-the-money unvested non-qualified stock options granted in 2002, which increased 2005 pro-forma stock-based compensation expense by approximately $0.5 million and resulted in an immaterial charge to earnings in 2005. The Company immediately vested options for a total of 419,000 shares that were granted in 2005 and that increased pro-forma stock-based compensation expense by approximately $6.9 million. For those stock options that were immediately vested in 2004 and 2005, shares obtained through these grants cannot be sold until after the fourth anniversary of the respective grant date. For those stock options with vesting schedules that were accelerated in 2005, any shares acquired pursuant to such accelerated vesting schedules cannot be sold until the original vesting date. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate future compensation expense the Company would otherwise have been required to recognize in its statements of income beginning in the first quarter of 2006 in accordance with SFAS 123R, Share Based Payment.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2005, 2004, and 2003, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

		2004
	2005	(Restated)	2003

Net income, as reported	$16,440	$34,069	$26,275

Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	7,344	9,832	2,694
Pro-forma net income	$9,096	$24,237	$23,581

Basic earnings per share
As reported	$1.01	$2.08	$1.67
Pro-forma	0.56	1.48	1.49

Diluted earnings per share
As reported	$0.98	$1.99	$1.61
Pro-forma	0.54	1.42	1.45

Recent Accounting Standards

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS 95. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R was initially effective for periods beginning after June 15, 2005; however, in April of 2005, the SEC delayed the effective date to the first annual period that begins after June 15, 2005.

The Company expects to adopt the “modified prospective” approach in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Therefore, the Company will begin to recognize stock-based compensation expense under SFAS 123R in the first quarter of 2006.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company has determined that this pronouncement will not have a material impact on its consolidated results of operations or financial condition.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154 (FAS 154), Accounting Changes and Error Corrections that requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements unless it is impracticable to do so. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate. FAS 154 supercedes Accounting Principles Board Opinion No. 20 (APB 20), Accounting Changes. FAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	January 1, 2006	January 2, 2005

Land	$9,234	$10,357
Buildings and improvements	95,807	91,213
Machinery and equipment	104,471	119,032
Office equipment	23,942	22,511
Equipment in process	18,883	8,486
	252,337	251,599
Accumulated depreciation	(120,721)	(111,215)
	$131,616	$140,384

Depreciation expense was $16.5 million in 2005, $17.7 million in 2004, and $13.5 million in 2003.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following:

(Dollars in thousands)	January 1, 2006	January 2, 2005

Trademarks and patents	$2,222	$2,222
Technology	5,411	5,359
Covenant-not-to-compete	925	925
	8,558	8,506
Accumulated amortization	(1,669)	(1,362)
Impairment charges	(5,700)	—
Purchase accounting adjustment	(425)	—
	$764	$7,144

Amortization expense for 2005, 2004, and 2003 amounted to approximately $306,000, $397,000, and $93,000, respectively. Estimated amortization expense is expected to approximate $250,000 in 2006 and $60,000 per year in 2007 through 2010. In the second quarter of 2005, the Company recorded an impairment charge on certain assets related to the polyolefin foam business, resulting in a reduction of the related intangible assets of $5.7 million (see Footnote 12). Also in 2005, the Company recorded a purchase accounting adjustment related to its acquisition of the 50% of Durel Corporation that the Company did not already own to reduce certain intangible assets as a result of the resolution of certain income tax contingencies.

The changes in the carrying amount of goodwill for the three-year period ended January 1, 2006, by segment, is as follows:

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total

Balance as of December 28, 2003	$—	$7,410	$—	$9,261	$16,671
Acquisition of KF, Inc.	—	—	—	2,224	2,224
Cellect technology purchase price adjustment	—	—	—	3,033	3,033
Balance as of January 2, 2005 and January 1, 2006	$—	$7,410	$—	$14,518	$21,928

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of January 1, 2006, the Company had four joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

In 2004, the Company established Rogers Inoac Suzhou Corporation (RIS), a joint venture with Inoac Corporation for the purpose of manufacturing PORON® polyurethane foam products in China.

Equity income related to Rogers’ share of the underlying net income of the joint ventures amounted to $5.3 million, $6.1 million, and $6.6 million for 2005, 2004, and 2003, respectively.

The summarized financial information for these joint ventures is included in the following tables. Note that there is a difference between the Company’s investment in unconsolidated joint ventures and its one-half interest in the underlying shareholders’ equity of the joint ventures due primarily to two factors. First, the Company’s major initial contribution to one of the joint ventures was technology that was valued differently by the joint venture than it was on the Company’s books. Second, the translation of foreign currency at current rates differs from that at historical rates. Also, financial information for the year-ended December 28, 2003 includes nine months of results of the Durel business, the Company’s former 50% owned joint venture that was that was fully acquired on September 30, 2003 and has been incorporated in the Company’s consolidated results since that time. Prior to September 30, 2003, Durel was accounted for using the equity method of accounting.

Summarized Information for Joint Ventures:

(Dollars in thousands)	January 1, 2006	January 2, 2005

Current assets	$43,946	$43,426
Noncurrent assets	19,426	17,025
Current liabilities	17,347	19,863
Noncurrent liabilities	4,260	-
Shareholders’ equity	41,765	40,588

	For the years ended:

(Dollars in thousands)	January 1, 2006	January 2, 2005	December 28, 2003

Net sales	$98,678	$85,200	$106,432
Gross profit	27,549	28,897	38,558
Net income	12,861	13,558	13,033

The effect of sales made between the unconsolidated joint ventures and the Company were appropriately accounted for on a consolidated basis. Receivables from joint ventures arise during the normal course of business from transactions between Rogers and the joint ventures, typically from the joint venture purchasing raw materials from Rogers to produce end products, which are sold to third parties.

NOTE 5 - PENSION BENEFITS AND RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

The Company has two qualified noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also has established a nonqualified unfunded noncontributory defined benefit pension plan to restore certain retirement benefits that might otherwise be lost due to limitations imposed by federal law on qualified pension plans, as well as to provide supplemental retirement benefits for certain senior executives of the Company. Also, Durel had a qualified noncontributory defined benefit pension plan covering substantially all of its employees. As a result of the acquisition of the Durel Corporation, the Company terminated the Durel plan effective December 31, 2003 and brought qualified employees into the Rogers’ defined benefit plan beginning on January 1, 2004.

In addition, the Company sponsors three unfunded defined benefit health care and medical and life insurance plans for retirees. The measurement date for all plans for 2005 and 2004 is January 1, 2006 and January 2, 2005, respectively.

Obligations and Funded Status
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2005	2004	2005	2004
Change in benefit obligation:

Benefit obligation at beginning of year	$115,113	$105,826	$11,271	$8,911
Service cost	4,168	3,932	674	579
Interest cost	6,501	6,222	563	541
Actuarial loss (gain)	7,014	7,771	(812)	2,001
Benefit payments	(5,769)	(10,153)	(836)	(761)
Plan amendments	—	1,515	—	—
Benefit obligation at end of year	127,027	115,113	10,860	11,271

Change in plan assets:

Fair value of plan assets at beginning of year	91,065	83,860	—	—
Actual return on plan assets	12,578	13,640	—	—
Employer contributions	2,323	3,718	836	761
Benefit payments	(5,769)	(10,153)	(836)	(761)
Fair value of plan assets at end of year	100,197	91,065	—	—

Funded status	(26,830)	(24,048)	(10,860)	(11,271)

Unrecognized net loss	19,256	17,433	2,912	3,887
Unrecognized prior service cost	3,653	4,114	—	—
Accrued benefit cost at end of year	$(3,921)	$(2,501)	$(7,948)	$(7,384)

Amounts recognized in the statement of financial position consist of:
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2005	2004	2005	2004

Prepaid benefit cost	$4,720	$3,304	$—	$—
Accrued benefit liability	(16,973)	(14,606)	(7,948)	(7,384)
Intangible asset	1,947	2,527	—	—
Deferred tax asset	2,431	2,383	—	—
Accumulated other comprehensive income, net of tax	3,954	3,891	—	—
Net amount recognized at end of year	$(3,921)	$(2,501)	$(7,948)	$(7,384)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $127.0 million, $109.0 million and $100.2 million, respectively, as of January 1, 2006, and $115.1 million, $100.4 million and $91.1 million, respectively, as of January 2, 2005.

Components of Net Periodic Benefit Cost
				Postretirement Health and
	Pension Benefits			Life Insurance Benefits
(Dollars in thousands)	2005	2004	2003	2005	2004	2003

Service cost	$4,168	$3,932	$2,731	$674	$579	$412
Interest cost	6,501	6,222	6,112	563	541	458
Expected return of plan assets	(8,045)	(7,069)	(5,730)	—	—	—
Amortization of prior service cost	461	626	715	—	—	—
Amortization of net loss	659	548	1,125	163	127	—
Transition cost	—	—	(314)	—	—	—
Curtailment loss	—	794	—	—	—	—
Settlement gain	—	(154)	—	—	—	—
Net periodic benefit cost	$3,744	$4,899	$4,639	$1,400	$1,247	$870

Additional Information
	Pension Benefits			Retiree Health and Life Insurance Benefits
(Dollars in thousands)	2005	2004	2003	2005	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income	$124	$(200)	$(6,007)	$—	$—	$—

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net benefit cost for years ended:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2005	2004	2005	2004

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term rate of return on plan assets	9.00%	9.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

For measurement purposes as of January 1, 2006, Rogers assumed an annual healthcare cost trend rate of 9% for covered healthcare benefits in 2006. The rate was assumed to decrease gradually to 5% in 2009 and remain at that level thereafter. As of January 2, 2005, Rogers assumed an annual healthcare cost trend rate of 10% for covered healthcare benefits in 2005. The rate was assumed to decrease gradually to 5% in 2010 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost	$145,485	$(127,334)
Effect on other postretirement benefit obligations	871,424	(784,578)

Plan Assets

Rogers’ pension plan weighted-average asset allocations at January 1, 2006 and January 2, 2005, by asset category are as follows:

	Current Target Allocation	Plan Assets at Year-End
	2006	2005	2004

Equity securities	67%	69%	73%
Debt securities	33%	31%	27%
Total	100%	100%	100%

Investment Strategy

Rogers’ defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. Overall investment risk is mitigated by maintaining a diversified portfolio of assets as reflected in the above tables.

Asset allocation target ranges were established to meet the Company’s investment objectives. The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition.

Medicare Prescription Drug Improvement and Modernization Act of 2003

In December 2003, the U.S. Congress passed and the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D. The medical plan has qualified for the subsidy, which has been reflected in liabilities beginning in 2005. The reduction in the Accumulated Retirement Benefit Obligation due to this anticipated savings was $1.8 million, resulting in a reduction to expense of approximately $335,000 in 2005 and $126,000 in 2004.

Cash Flows

Contributions

At the current time, the Company has met the minimum funding requirements for its qualified defined benefit pension plans and is therefore not required to make a contribution to the plans in 2006. In 2005 and 2004, the Company made annual contributions to the pension plans of approximately $2.0 million and $3.3 million, respectively. The Company will most likely make a contribution to the pension plans in 2006 for an undetermined amount, but anticipates the amount will be consistent with the amounts contributed in prior years. As there is no funding requirement for the nonqualified defined benefit plans and the Retiree Health and Life Insurance benefit plans, the Company will contribute the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets. The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2005.

(Dollars in thousands)
	Pension Benefits	Retiree Health and Life Insurance Benefits

2006	$5,019	$898
2007	5,128	893
2008	5,356	937
2009	5,805	972
2010	6,361	1,102
2011-2015	42,243	17,052

NOTE 6 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company sponsors the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. Employees can defer a percentage or flat amount they choose, up to the yearly IRS limit, which is $14,000 in 2005 and $15,000 in 2006. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. Currently up to 5% of an eligible employee’s annual pre-tax contribution is matched at a rate of 50% by the Company. In 2005, 2004 and 2003, 100% of the Company’s matching contribution was invested in Company stock. RESIP related expense amounted to $1,091,000 in 2005, $1,063,000 in 2004, and $771,000 in 2003, which related solely to Company matching contributions.

NOTE 7 - DEBT

Long-Term Debt

The Company has an unsecured multi-currency revolving credit agreement with two domestic banks and can borrow up to $50 million, or the equivalent, in certain other foreign currencies. This agreement expires on December 8, 2006. The rate of interest charged on outstanding loans can, at the Company’s option and subject to certain restrictions, be based on the prime rate or at rates from 50 to 112.5 basis points over a Eurocurrency loan rate. The spreads over the Eurocurrency rate are based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from 30.0 to 37.5 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit. There were no borrowings pursuant to this arrangement at January 1, 2006 and January 2, 2005. The loan agreement contains restrictive covenants primarily related to total indebtedness, interest expense, capital expenditures and net worth. The Company is in compliance with these covenants.

Additionally, the Company was obligated under irrevocable standby letters of credit, which guarantee the Company’s self-insured workers compensation plan in the amount of $1.6 million at January 1, 2006. There were no amounts outstanding pursuant to this agreement as of January 1, 2006.

Interest

Interest costs and bank fees incurred on bank commitments and debt, which approximate amounts paid, during the years 2005, 2004, and 2003 were $150,000, $146,000, and $146,000, respectively.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, the Company cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 8 - INCOME TAXES

Consolidated income (loss) before income taxes consists of:

(Dollars in thousands)	2005	2004	2003
Domestic	$(578)	$40,669	$28,071
International	12,364	6,110	6,963
Total	$11,786	$46,779	$35,034

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2005
Domestic	$(2,906)	$(3,900)	$(6,806)
International	2,708	225	2,933
State	181	(962)	(781)
Total	$(17)	$(4,637)	$(4,654)

2004 (restated)
Domestic	$5,378	$3,243	$8,621
International	3,836	(103)	3,733
State	148	208	356
Total	$9,362	$3,348	$12,710

2003
Domestic	$1,693	$3,624	$5,317
International	2,238	778	3,016
State	-	426	426
Total	$3,931	$4,828	$8,759

Deferred tax assets and liabilities as of January 1, 2006 and January 2, 2005, respectively, are comprised of the following:

(Dollars in thousands)	2005	2004 (Restated)

Deferred tax assets
Accrued employee benefits and compensation	$6,528	$6,208
Accrued postretirement benefits	3,020	2,806
Other postretirement benefits	3,580	2,856
Investment in joint ventures, net	-	456
Tax credit carryforwards	1,381	2,734
Other	715	128
Total deferred tax assets	15,224	15,188
Less deferred tax asset valuation allowance	973	1,032
Net deferred tax assets	14,251	14,156
Deferred tax liabilities
Depreciation and amortization	9,086	18,934
Investment in joint ventures, net	701	-
Other	-	141
Total deferred tax liabilities	9,787	19,075
Net deferred tax asset (liability)	$4,464	$(4,919)

Deferred taxes are classified on the consolidated balance sheet at January 1, 2006 and January 2, 2005 as a net current deferred tax asset of $10.8 million and $9.1 million, respectively, and a net long-term deferred tax liability of $6.4 million and $14.0 million, respectively.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes. The reasons for this difference are as follows:

(Dollars in thousands)	2005	2004 (Restated)	2003

Tax expense at Federal statutory income tax rate	$4,125	$16,373	$12,262
International tax rate differential	(1,617)	(56)	(62)
Foreign tax credit	(1,174)	(1,913)	(1,442)
General business credits	(712)	(780)	(900)
Nontaxable foreign sales income	(2,365)	(2,947)	(1,225)
Manufacturer’s deduction	(259)	—	—
State income tax expense (benefit), net of federal benefit	(608)	392	276
Nontaxable dividend income from joint ventures	—	—	(840)
Valuation allowance change	(60)	(291)	817
Provision to return adjustment	(1,956)	—	—
Other	(28)	1,932	(127)
Income tax (benefit) expense	$(4,654)	$12,710	$8,759

The Company is eligible for a tax holiday on its earnings in China. Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of the Company, the first two years of cumulatively profitable operations are taxed at a zero percent (0%) tax rate. In 2005, the first year under this agreement, RSZ reported pretax income of $6.9 million, which was subject to the zero percent tax rate, resulting in a decrease in the Company’s effective tax rate of 20 percentage points, or $0.14 in diluted earnings per share. In years 3 through 5 of the tax holiday the tax rate in effect is 7.5% and in year 6 and beyond, the tax rate is 15%, subject to local government approval.

The Company has alternative minimum tax credits of $1.4 million at January 1, 2006, which have no expiration.

A valuation allowance of $0.9 million and $1.0 million at January 1, 2006 and January 2, 2005, respectively, is recorded for the net U.S. deferred tax asset associated with the excess foreign tax credits from undistributed foreign earnings available to offset resulting U.S. tax on future foreign source income. It is uncertain whether the net asset will be realized in future years due to the various foreign tax credit limitations imposed by the U.S. tax code. The Company performs an annual assessment of the realization of its deferred tax assets considering all of the available evidence, both positive and negative. The Company then records a valuation allowance against the deferred tax assets, which it believes, based on the weight of available evidence, will more likely than not be realized.

Through January 1, 2006, the Company has not provided U.S. income taxes on approximately $43.0 million of unremitted foreign earnings because substantially all such earnings were intended to be indefinitely reinvested outside the U.S.

The Company had used the equity method of accounting for the profit and loss of its 50% ownership of Durel Corporation prior to September 30, 2003. A deferred tax liability was provided on historical earnings annually. Prior to the acquisition by the Company of the remaining 50% of Durel’s stock, Durel, as anticipated, paid a $3 million dividend to the Company that qualified for the dividend received deduction benefit. Therefore, 80% of the dividend was not subject to U.S. tax and the corresponding deferred tax liability for the distribution of equity was eliminated, resulting in a net tax benefit of $0.8 million. Also, in conjunction with the acquisition accounting for the purchase, the remaining deferred tax liability for the undistributed earnings of Durel was accounted for as a decrease to goodwill as the deferred tax liability was no longer required.

Tax benefits arising from the exercise of stock options were $1.5 million, $4.3 million and $3.5 million in 2005, 2004 and 2003, respectively. These tax benefits are generally allocated to additional paid-in-capital in stockholder’s equity when realized, although, upon adoption of SFAS 123R, a portion of these benefits may be recorded as reduction to income tax expense prospectively.

Income taxes paid, net of refunds, were $2.6 million, $7.1 million and $2.2 million in 2005, 2004 and 2003, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income

Accumulated balances related to each component of accumulated other comprehensive income are as follows:

(Dollars in thousands)	January 1, 2006	January 2, 2005

Foreign currency translation adjustments	$5,743	$12,634
Minimum pension liability, net of $2,431 and $2,383 in taxes in 2005 and 2004	(3,954)	(3,891)
Accumulated other comprehensive income	$1,789	$8,743

Capital Stock and Equity Awards

Under various plans the Company may grant stock options to officers, directors, and other key employees at exercise prices that range as low as 50% of the fair market value of the Company’s stock as of the date of grant. However, to date, virtually all such options have been granted at an exercise price equal to the fair market value of the Company’s stock as of the date of grant. Except for grants made in 2004 and 2005, regular employee options in the United States generally become exercisable over a four-year period from the grant date and expire ten years after the date of grant. Stock option grants are also made to non-employee directors, generally on a semi-annual basis. For such director stock options, the exercise price is equal to the fair market value of the Company’s stock as of the grant date and they are immediately exercisable and expire ten years after the date of grant. The Company’s 2005 Equity Compensation Plan also permits the granting of restricted stock and certain other forms of equity awards to officers and other key employees. Stock grants in lieu of cash compensation are also made to non-employee directors.

Shares of capital stock reserved for possible future issuance are as follows:

	January 1, 2006	January 2, 2005

Shareholder Rights Plan	20,202,018	19,602,479
Stock options	3,400,569	2,585,224
Rogers Employee Savings and Investment Plan	113,817	109,719
Rogers Corporation Global Stock Ownership Plan for Employees	400,703	426,004
Stock to be issued in lieu of deferred compensation	31,905	43,742
Total	24,149,012	22,767,168

Each outstanding share of Rogers capital stock has attached to it a stock purchase right. One stock purchase right entitles the holder to buy one share of Rogers capital stock at an exercise price of $60 per share. The rights become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial block of Rogers capital stock. In certain circumstances, holders may acquire Rogers stock, or in some cases the stock of an acquiring entity, with a value equal to twice the exercise price. The rights expire on March 30, 2007 but may be exchanged or redeemed earlier. If such rights are redeemed, the redemption price would be $0.005 per right.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2005	2004	2003

Risk-free interest rate	2.96%	4.06%	3.76%
Dividend yield	0%	0%	0%
Volatility factor	39.7%	37.5%	38.0%
Weighted-average expected life	6.3 years	6.8 years	6.8 years

A summary of the status of the Company’s stock option program at year-end 2005, 2004, and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	2,371,937	$32.86	2,529,941	$26.47	2,688,037	$21.66
Granted	500,499	36.91	378,029	59.08	452,100	37.98
Exercised	(284,971)	23.53	(526,249)	20.91	(561,610)	12.52
Cancelled	(21,652)	39.76	(9,784)	37.76	(48,586)	28.65
Outstanding at year-end	2,565,813	$34.63	2,371,937	$32.86	2,529,941	$26.47
Options exercisable at end of year	2,502,595		1,688,599		1,471,271
Weighted-average fair value of options granted during year determined using Black-Scholes model		$16.51		$27.96		$17.65

The following table summarizes information about stock options outstanding at January 1, 2006:

Range of Exercise Prices	Number of Outstanding Shares at January 1, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at January 1, 2006	Weighted Average Exercise Price

$12 to $37	1,619,356	5.9	$27.31	1,585,049	$27.33
$38 to $64	946,457	8.4	47.14	917,546	47.39
$12 to $64	2,565,813	6.8	34.63	2,502,595	34.67

Stock Ownership Plan

In 2001, shareholders approved the Rogers Corporation Global Stock Ownership Plan for Employees, an employee stock purchase plan. The plan provides for the issuance of up to 500,000 shares of Company stock. Shares may be purchased by participating employees through payroll deductions that are made during prescribed offering periods with the actual purchases made at the end of each offering period. Currently, shares may be purchased at 85% of the stock’s closing price at the beginning or end of each offering period, whichever is lower, and other rules have been established for participation in the plan.

Common Stock Repurchase

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. This repurchase plan was scheduled to expire on October 28, 2005; however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of an additional $25 million in market value of common stock over a 12 month period. As of January 1, 2006 and January 2, 2005, the Company had repurchased approximately 406,800 and 69,700 shares of common stock, respectively, for a total of $15.9 million and $3.2 million, respectively, as a result of this program.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pays maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $1.6 million in 2005, $1.4 million in 2004, and $1.1 million in 2003.

Future minimum lease payments under noncancellable operating leases at January 1, 2006, aggregated $2.4 million. Of this amount, annual minimum payments are $1.3 million, $0.7 million, and $0.4 million for years 2006 through 2008, respectively.

Environmental Activities and General Litigation

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc. (Vyncolit), a subsidiary of the Perstorp Group (Perstorp), located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with SFAS No. 5 (FAS 5), Accounting for Contingencies. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s plan of remediation, which was also subsequently accepted by the Town of Manchester. In the second half of 2005, the Company commenced remediation procedures at the site and, as of the end of 2005, the remediation procedures were substantially complete. Billings to date have reduced the original accrual to approximately $350,000 at year-end 2005. The Company will be responsible for monitoring the site for at least two years after completion of the remediation, and the costs of monitoring, which is not expected to be material, will be treated as period expenses as incurred.

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

In all its superfund cases, the Company believes it is a de minimis participant and has only been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to it, the Company believes that the potential for the final results of these cases having a material adverse effect on its results of operations, financial position or cash flows is remote. These cases have been ongoing for many years and the Company believes that they will continue on for the indefinite future. No time frame for completion can be estimated at the present time.

PCB Contamination

The Company has been working with the CT DEP and Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. The Groundwater Remedial Action Plan was prepared to address PCB’s that are present in the shallow groundwater. The Company is in the process of determining the extent of PCB contamination in the groundwater prior to implementing the Groundwater Remedial Action Plan. The Company will continue to monitor the site and report the results of its monitoring to CT DEP and the EPA. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

•	Overview

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. The Company has been named, along with hundreds of other industrial companies, as a defendant in some of these claims. In virtually all of these claims filed against the Company, the plaintiffs are seeking unspecified damages or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial. Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants. As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to the Company.

The Company did not mine, mill, manufacture or market asbestos; rather, the Company made some limited products, which contained encapsulated asbestos. Such products were provided to industrial users. The Company stopped the manufacture of these products in 1987.

•	Claims

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of January 1, 2006, there were approximately 215 pending claims compared to 232 pending claims at January 2, 2005. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against a number of defendants, including the Company, increased in 2001, 2002 and the first half of 2003 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. In addition, a significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company increased in 2004, then decreased in 2005. It is too early to determine if the rate of such filings against the Company will continue to decline.

•	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to the Company’s asbestos-containing products. Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by the Company and the fact that the asbestos was encapsulated in such products. In addition, even at sites where a claimant can verify his or her presence during the same period those products were used, liability of the Company cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the Company’s asbestos-containing products. Based on these and other factors, the Company has and will continue to vigorously defend itself in asbestos-related matters.

•	Dismissals and Settlements

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 1 and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In 2005 and 2004, the Company was able to have approximately 99 and 84 claims dismissed, respectively, and settled 12 and 9 claims, respectively. The majority of costs have been paid by the Company’s insurance carriers, including the costs associated with the small number of cases that have been settled. Payments related to such settlements totaled approximately $4.4 million in 2005, and approximately $3.6 million in 2004. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the claimant’s alleged illness, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by the Company’s insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to perform a formal analysis to project its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos-related claims and recent settlement history. As a result, NERA, a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

The Company’s applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company’s primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appear to be three such primary carriers, all of which were put on notice of the litigation. In late 2004, Marsh, a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh’s conclusions were based primarily on a review of the Company’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, and the experience of NERA and a review of NERA’s report.

•	Cost Sharing Agreement

To date, the Company’s primary insurance carriers have provided for substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continue, the Company and its primary insurance carriers have determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the known primary insurance carriers would continue to pay all legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. The Company expects a definitive cost sharing agreement to be finalized during the second quarter of 2006, at which time the final terms of the cost sharing relationship would be agreed to by these respective parties.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the Company’s success in resolving claims. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005.

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

There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amount cannot be estimated at this time. The Company will continue to vigorously defend itself and believes it has substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental and Legal Matters

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

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site and that a reasonably estimable range of loss is between $200,000 and $400,000. The Company recorded a reserve in 2004 that approximates the low end of the range in accordance with FAS 5. As of January 1, 2006, the Company believes that this reserve continues to be appropriate based on facts and circumstances presently known at this time.

In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believes that remediation procedures will have to be performed in order to successfully sell the property. Therefore, the Company obtained an assessment, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005. The Company plans to commence remediation efforts sometime in 2006. This facility was designated as held-for-sale in the second quarter of 2005; however, as it became apparent to the Company that the remediation efforts would need to be completed in order to successfully market this facility, the Company removed this designation in the fourth quarter of 2005.

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

NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION (Restated)

Company management reviewed its operating segment aggregation in accordance with SFAS 131 and determined that, based on the current business environment in which the Company operates, the economic characteristics of its operating segments, and management’s view of the business, a revision of the aggregation of its operating segments was appropriate. Therefore, the segment discussion outlined below represents the adjusted segment structure as determined by management in accordance with SFAS 131. All prior year amounts related to these segments have been restated to conform to the new segment structure.

As of January 1, 2006, the Company has identified ten operating segments and has aggregated those segments into four reportable segments as follows: Printed Circuit Materials, High Performance Foams, Custom Electrical Components, and Other Polymer Products. The Other Polymer Products reportable segment is comprised of four operating segments that do not meet the quantitative criteria for aggregation outlined in SFAS 131. However, SFAS 131 states that operating segments can be aggregated if, individually, each operating segment does not meet any of the following criteria: (i) reported revenue is 10 percent or more of combined revenue of all reported operating segments, (ii) the absolute amount of reported profit or loss is 10 percent or more of the greater, in absolute amounts, of either the combined reported profit of all operating segments that did not report a loss or the combined reported loss of all operating segments that did report a loss, and (iii) its assets are 10 percent or more of the combined assets of all operating segments. Since none of the operating segments included in the Other Polymer Products reportable segment meets these criteria, and at least 75 percent of total consolidated revenue is included in reportable segments, the Company has determined the aggregation of these operating segments into this reportable segment is appropriate under SFAS 131.

The following is a description of each reportable segment.

Printed Circuit Materials: This reportable segment is comprised of two operating segments and two joint ventures that produce laminate materials, which are primarily fabricated by others into circuits and used in electronic equipment for transmitting, receiving, and controlling electrical signals. These products tend to be proprietary materials that provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power in analog, digital, and microwave equipment. These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

High Performance Foams: This reportable segment consists of two operating segments and two joint ventures that manufacture products consisting primarily of high-performance urethane and silicone foams. These foams are designed to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous mechanical and environmental requirements. These materials are sold primarily though fabricators and original equipment manufacturers on a worldwide basis.

Custom Electrical Components: This reportable segment is comprised of two operating segments that produce electroluminescent lamps, inverters and busbars. These products are custom designed electronic components tailored to the specific need of each of a wide range of applications and sold primarily to electronic subsystem assemblers and original equipment manufacturers primarily in the ground transportation and telecommunication markets on a worldwide basis.

Other Polymer Products: This reportable segment consists of four operating segments that produce the following products: elastomer component products, which include floats for fill level sensing in fuel tanks, motors and storage tanks and elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines, and automated teller machines; nonwoven composite materials that are manufactured for medical padding, industrial prefiltration applications, and consumable supplies in the lithographic printing industry; polyester based industrial laminates that are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference and to automotive component manufacturers for making flat, etch-foil heaters; and polyolefin foams that are used for making printing plate cushions, interior cushioning and gasketing in a range of consumer and industrial applications.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on many factors including sales, sales trends, margins and operating performance.

Inter-company transactions, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the data reported in the following tables.

Reportable Segment Information

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total

2005
Net sales	$143,278	$88,912	$79,995	$43,927	$356,112
Operating income (loss)	19,519	24,598	(4,311)	(35,068)	4,738
Total assets	185,226	88,361	103,901	23,112	400,600
Capital expenditures	3,747	2,965	16,940	4,961	28,613
Depreciation	4,712	3,844	6,199	1,792	16,547
Equity income in unconsolidated joint ventures	2,943	2,308	-	-	5,251

2004 (Restated)
Net sales	172,846	79,434	69,152	48,805	370,237
Operating income (loss)	31,971	18,940	1,738	(18,358)	34,291
Total assets	197,112	88,049	68,786	51,248	405,195
Capital expenditures	3,476	2,924	7,355	14,376	28,131
Depreciation	5,466	3,391	5,683	3,131	17,671
Equity income in unconsolidated joint ventures	3,266	2,831	-	-	6,097

2003 (Restated)
Net sales	107,306	58,441	35,877	45,348	246,972
Operating income (loss)	14,945	9,206	9,605	(12,185)	21,571
Total assets	142,163	61,326	82,815	28,136	314,440
Capital expenditures	2,047	2,439	2,185	11,280	17,951
Depreciation	5,488	3,041	3,081	1,912	13,522
Equity income in unconsolidated joint ventures	(218)	2,161	4,628	-	6,571

Information relating to the Company’s operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2005	2004	2003	2005	2004

United States	$117,814	$130,302	$104,385	$83,646	$104,326
Asia	165,316	165,767	83,423	35,544	43,098
Europe	64,674	64,768	51,650	34,354	14,888
Other	8,308	9,400	7,514	—	—
Total	$356,112	$370,237	$246,972	$153,544	$162,312

(1) Net sales are attributed to countries based on the location of the customer.
(2) Long-lived assets are based on the location of the asset and include goodwill and property, plant and equipment.

NOTE 12-RESTRUCTURING / IMPAIRMENT CHARGES

Polyolefin Foams

In 2005, the Company recorded non-cash pre-tax charges of $22.0 million related to the polyolefin foam operating segment, which is aggregated in the Company’s Other Polymer Products reportable segment. This charge includes a $20.4 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business.

The Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC, in the beginning of fiscal year 2002. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. The Company concluded during the second quarter that under the new circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the current business by shedding unprofitable customers and to concentrate on developing new, more profitable polyolefin products.

These developments resulted in the performance of an impairment analysis that was conducted in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This analysis resulted in the impairment of certain long-lived assets, including machinery and equipment ($14.1 million), certain capitalized costs associated with the polyolefin business ($0.6 million) and intangible assets ($5.7 million), and the write down of certain inventory ($1.2 million) and receivables ($0.4 million) related to the polyolefin foam business.

South Windham Facility

On January 21, 2004, the Company announced that it would cease operations at its South Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company’s molded polyurethane materials and nitrile rubber floats to the Company’s facility in Suzhou, China was completed in the third quarter of 2004. Total charges associated with this transaction amounted to $2.3 million (recorded in “restructuring and impairment charges”) and related primarily to severance that was paid to employees upon termination and completion of service requirements. In addition, the Company recognized a $0.8 million curtailment charge on its defined benefit pension plan in 2004 as a result of the termination of employees as the amortizable prior service cost related to terminated employees was accelerated into 2004 as a result of the shutdown.

Durel

On October 5, 2004, the Company announced a restructuring plan that resulted in a headcount reduction at its Durel operation. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized approximately $330,000 in charges associated with related severance amounts due to eligible employees. All amounts have been paid as of January 1, 2006.

High Frequency Materials

In accordance with SFAS 144, an impairment charge of approximately $0.6 million was recorded in the fourth quarter of 2005 on certain manufacturing equipment related to the high frequency materials operating segment. Specifically, the charge relates to certain idle presses used in the high frequency manufacturing processes. At the end of 2005, the

Company determined that there were no alternative uses for this equipment and no market was available to sell it. Accordingly, an impairment charge was recorded to write the equipment down to its estimated fair value.

NOTE 13-RELATED PARTIES

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out over five years based upon performance. The acquisition was accounted for as a purchase pursuant to SFAS No. 141, (SFAS 141) Business Combinations. As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

In June 2004, the Company entered into a post-closing agreement with Cellect that amended the terms of the original acquisition agreement, particularly as it related to the earn-out provision. Under the post-closing agreement, the Company agreed to accelerate the earn-out provision to the third quarter of 2004 and to fix the amount of the earn-out at $3.0 million. The obligation was partially satisfied in the second quarter of 2004 through a $200,000 cash payment to Cellect and the exchange of a $1.8 million note receivable the Company had from Cellect, with the balance of $1.0 million due at the conclusion of the supply agreement. In the third quarter of 2004, the Company ceased production activities at Cellect and began manufacturing polyolefins exclusively at its Carol Stream facility. In accordance with SFAS 141, the $3.0 million earn-out was recognized as additional purchase price and capitalized as goodwill in the second quarter of 2004.

In the second quarter of 2005, the Company reached an agreement with Cellect and settled its outstanding obligations by entering into a note with Cellect for $360,000. This agreement releases both companies from any future obligations to each other.

NOTE 14-ACQUISITIONS AND DIVESTITURES

KF Inc.

On January 31, 2004, the Company acquired KF Inc. (KF), a Korean manufacturer of liquid level sensing devices for the automotive market, through a stock purchase agreement for approximately $3.9 million. The acquisition allows the Company to position itself for further growth and expansion in the float business in Asia. Under the terms of the agreement, KF is a wholly owned subsidiary of Rogers and was included in the Company’s consolidated results beginning on January 31, 2004. The acquisition was accounted for as a purchase pursuant to SFAS 141. As such, the purchase price was allocated to the acquired assets and liabilities as of the date of acquisition. The following table summarizes the estimated fair values of the acquired assets as of the date of acquisition, which include amounts recorded in the fourth quarter of 2004 to finalize the purchase accounting for this acquisition:

(Dollars in thousands)

Purchase price	$3,902
Less identified assets and liabilities:
Cash	495
Accounts receivable	255
Inventory	351
Property, plant and equipment	404
Intangible assets	800
Other assets	93
Accounts payable and other accruals	(434)
Deferred tax liability	(235)
Other liabilities	(51)
Goodwill	$2,224

Due to the insignificant effect of KF on Rogers’ consolidated statement of financial position and operating results, no pro-forma information has been presented.

NOTE 15 - RESTATEMENT

During early 2005, the Company became aware of certain errors that had occurred related to the Company’s accounting for deferred income taxes in accordance with SFAS 109. The correction of these errors to properly state certain deferred income tax accounts as of January 2, 2005 resulted in a $5.0 million positive tax adjustment that was recorded in the fourth quarter of 2004. As the Company further remediated this issue in 2005, it determined that additional adjustments were required to properly state its deferred income tax accounts, which resulted in an additional tax benefit of $0.1 million in 2005 ($1.7 million of tax expense was recorded in the third quarter of 2005 and $1.8 million of tax benefit was identified in the fourth quarter of 2005). In the aggregate, the cumulative net impact to date of these amounts was a tax benefit of $5.1 million. The Company further determined that approximately $1.0 million of tax expense included in the tax benefit of $5.1 million related to fiscal 2004 and the remainder related to periods prior to 2003. Therefore, in order to properly state its deferred tax accounts for each of the periods presented in this Form 10-K, the Company deemed it appropriate to restate the accompanying financial statements for the years ended January 2, 2005 and December 28, 2003 for the correction of these errors. As a result, income tax expense has been increased by $6.0 million in 2004, which is comprised of the reversal of the original $5.0 million tax benefit recorded in the fourth quarter of 2004 and the additional $1.0 million in tax expense identified in 2005 that related to 2004. The $1.0 million adjustment has been allocated ratably to each of the four quarters in 2004 as it related to certain items that impacted 2004 evenly throughout the year. Additionally, long-term deferred income tax liabilities have been reduced by $128,000 and $6.2 million at January 2, 2005 and December 28, 2003, respectively, and beginning retained earnings at December 28, 2003 has been increased by $6.2 million to account for the portion of the restatement that was determined to affect periods prior to 2003.

Also, the Company restated its consolidated statements of income to reflect the requirements of Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that all shipping and handling costs billed to customers be recorded as sales and that actual costs incurred cannot be recorded as a component of sales. In prior periods, the Company recorded freight costs within net sales. As a result of this restatement, the Company’s net sales and cost of sales increased by an equal amount to reflect the inclusion of shipping revenue and costs in the appropriate line items, but there was no effect on the Company’s operating income, net income, earnings per share, financial position or cash flows.

The effects of the restatements are as follows:

(Dollars in millions; except per share amounts)
	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statements of Income

Net sales	$365,002	$370,237	$243,329	$246,972
Cost of sales	251,811	257,046	164,789	168,432

Provision for income taxes	$6,681	$12,710
Net income	40,098	34,069

Per-share amounts:
Basic	$2.45	$2.08
Diluted	2.34	1.99

Consolidated Balance Sheets

Long-term deferred income tax liability	$14,111	$13,983	$14,058	$7,901
Retained earnings	214,418	214,546	174,320	180,477

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

As discussed in Note 15, during 2005, the Company became aware of certain errors that had occurred related to the Company’s accounting for deferred income taxes and classification of freight costs. As a result, amounts for each of the quarters during the years-ended January 1, 2006 and January 2, 2005 have been restated as follows:

(Dollars in Thousands, Except Per Share Amounts)
	2005
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	Three Months Ended April 3, 2005	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005	Three Months Ended January 1, 2006

Net sales, as originally reported	$86,545	$83,356	$169,901	$83,626	$253,527	$97,985
Freight restatement adjustments	1,558	1,277	2,835	1,765	4,600	—
Net sales, as restated	88,103	84,633	172,736	85,391	258,127	97,985

Cost of sales, as originally reported	63,141	58,979	122,120	59,307	181,427	66,939
Freight restatement adjustments	1,558	1,277	2,835	1,765	4,600	—
Cost of sales, as restated	64,699	60,256	124,955	61,072	186,027	66,939

Gross Margin	23,404	24,377		24,319	72,100	31,046

Net income (loss), as originally reported	5,125	(8,813)		8,216	4,528	10,251
Tax restatement adjustments	—	—		1,661	1,661	—
Net income (loss), as restated	5,125	(8,813)		9,877	6,189	10,251

Net income (loss) per share, as originally reported:
Basic	0.31	(0.54)		0.51	0.28	0.63
Diluted	0.30	(0.54)		0.49	0.27	0.62

Net income (loss) per share, as restated:
Basic	0.31	(0.54)		0.61	0.38	0.63
Diluted	0.30	(0.54)		0.59	0.37	0.62

(Dollars in Thousands, Except Per Share Amounts)
	2004
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	Three Months Ended April 4, 2004	Three Months Ended July 4, 2004	Six Months Ended July 4, 2004	Three Months Ended October 3, 2004	Nine Months Ended October 3, 2004	Three Months Ended January 2, 2005

Net sales, as originally reported	$97,670	$93,323	$190,993	$86,740	$277,733	$87,269
Freight restatement adjustments	1,412	1,317	2,729	1,261	3,990	1,245
Net sales, as restated	99,082	94,640	193,722	88,001	281,723	88,514

Cost of sales, as originally reported	64,285	61,657	125,942	62,430	188,372	63,439
Freight restatement adjustments	1,412	1,317	2,729	1,261	3,990	1,245
Cost of sales, as restated	65,697	62,974	128,671	63,691	192,362	64,684

Gross Margin	33,385	31,666	65,051	24,310	89,361	23,830

Net income, as originally reported	12,231	11,801	24,032	6,461	30,493	9,605
Tax restatement adjustments	(254)	(254)	(508)	(254)	(762)	(5,267)
Net income, as restated	11,977	11,547	23,524	6,207	29,731	4,338

Net income per share, as originally reported:
Basic	0.76	0.72	1.48	0.39	1.87	0.58
Diluted	0.72	0.68	1.40	0.38	1.78	0.56

Net income per share, as restated:
Basic	0.74	0.70	1.44	0.38	1.82	0.26
Diluted	0.71	0.67	1.37	0.36	1.74	0.25

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period

Allowance for Doubtful Accounts

January 1, 2006	$1,795	$523	$(436)	$(114)	$1,768
January 2, 2005	1,446	350	(33)	32	1,795
December 28, 2003	1,102	349	(41)	36	1,446

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The management of Rogers Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Rogers Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. An internal control “significant deficiency” is one that could result in a misstatement of the financial statements that is more than inconsequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In its assessment as of January 1, 2006, management identified as a material weakness, the Company’s insufficient controls over the accounting for income taxes. Specifically, our processes and procedures did not include sufficient technical review and oversight of our income tax accounting practices to assure that income tax accounts were properly reconciled and supported. As a result of the aforementioned control deficiency, certain of our income tax accounts required adjustments, which were not material. However, due to lack of sufficient mitigating controls and technical oversight, there is no guarantee that a material misstatement of our annual or interim financial results would have been prevented or detected and therefore management has concluded that a material weakness existed. Because of the material weakness described above, management has concluded that as of January 1, 2006, the Company’s internal control over financial reporting was not effective.

Rogers Corporation’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which report appears below.

ROGERS CORPORATION

Rogers, Connecticut
March 28, 2006

Additional Information on the Material Weakness

The tax issues related to the material weakness have been resolved and our financial statements in this Form 10-K reflect the appropriate accounting. To address the material weakness described above, we intend to add more technical resources in the tax area to improve the reconciliation and analysis processes and further augment current review and supervision procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(3) promulgated under the Exchange Act, as of January 1, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance, not absolute assurance of achieving their control objectives. However, our Chief Executive

Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of January 1, 2006 due to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting, above.

Changes in Internal Control Over Financial Reporting

On January 2, 2005, management's assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the Company's internal control over financial reporting for deferred income taxes. Specifically, management determined that a change was necessary in the method used to reconcile and account for deferred income taxes to be consistent with the application of the provisions of Statement of Financial Accounting Standards No. 109. This material weakness is discussed in greater detail in the Company's Annual Report on Form 10-K for the year-ended January 2, 2005.

During 2005, the Company implemented controls and procedures to address the material weakness identified as of January 2, 2005. As of this filing, management believes that these controls are now in place and functioning effectively and therefore has concluded that the material weakness identified as of January 2, 2005 has been fully remediated. Specifically, the Company engaged outside consultants to assist in performing reconciliations and other procedures for all material deferred tax amounts in connection with the development and implementation of its controls over its accounting for deferred income taxes.

Except as discussed above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter and year ended January 1, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rogers Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Rogers Corporation did not maintain effective internal control over financial reporting as of January 1, 2006, because of the material weakness identified in management’s assessment related to accounting for income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of January 1, 2006, management identified as a material weakness the Company’s insufficient controls over the accounting for income taxes. Specifically, the Company’s processes and procedures did not include sufficient technical review and oversight of the Company’s income tax accounting practices to assure that income tax accounts were properly reconciled and supported. As a result of the aforementioned control deficiency, certain of the Company’s income tax accounts required adjustment, which was not material. However, due to the lack of sufficient mitigating controls and technical oversight, there is no guarantee that a material misstatement of the Company’s annual or interim financial results would have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated March 28, 2006, on those financial statements.

In our opinion, management’s assessment that Rogers Corporation did not maintain effective internal control over financial reporting as of January 1, 2006 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rogers Corporation has not maintained effective internal control over financial reporting as of January 1, 2006, based on the COSO control criteria.

ERNST & YOUNG LLP

Providence, Rhode Island
March 28, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Company set forth under the captions "Nominees for Director" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders that is anticipated to be filed on April 7, 2006 pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders that is anticipated to be filed on April 7, 2006 pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers. The code of business conduct and ethics is posted on the Company’s website at http://www.rogerscorporation.com and is also available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn: Vice President, Treasurer, and Secretary. The Company intends to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, principal financial officer and principal accounting officer (or others performing similar functions) by posting such information on its website. Rogers Corporation’s website is not incorporated into or a part of this Form 10-K.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions “Directors’ Compensation” and "Executive Compensation" in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders that is anticipated to be filed on April 7, 2006 pursuant to Section 14(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions "Stock Ownership of Management", "Beneficial Ownership of More Than Five Percent of Rogers Stock", and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders that is anticipated to be filed on April 7, 2006 pursuant to Section 14(a) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out over five years based upon performance. The acquisition was accounted for as a purchase pursuant to Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

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

In the second quarter of 2005, the Company reached an agreement with Cellect and settled its outstanding obligations by entering into a note with Cellect for $360,000. This agreement releases both companies from any future obligations to each other.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders that is anticipated to be filed on April 7, 2006 pursuant to Section 14(a) of the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Schedules - See Item 8.

(3) Exhibit Index:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

2
Stock Purchase Agreement, dated September 30, 2003, among 3M Company, 3M Innovative Properties Company, Durel Corporation and Rogers Corporation for the purchase of Durel Corporation was filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on October 15, 2003*.

3a
Restated Articles of Organization, filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1966, were filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1989 (the 1988 Form 10-K)*.

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

3i
Bylaws of Rogers Corporation, as amended and restated effective August 26, 2004, were filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K, filed with the Securities and Exchange Commission on September 1, 2004, and incorporated herein by reference.

3j	Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 24, 1994, were filed as Exhibit 3j to the 1995 Form 10-K*.

3k	Articles of Amendment, as filed with the Secretary of State of the Commonwealth of Massachusetts on May 8, 1998 were filed as Exhibit 3k to the 1998 Form 10-K*.

3l	Articles of Merger of Parent and Subsidiary Corporation, filed with the Secretary of State of the Commonwealth of Massachusetts on December 28, 2003, filed as Exhibit 31 to the 2004 Form 10-K.

4a
1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997. The June 19, 1997 and July 7, 1997 amendments were filed on Form 8-A/A dated July 21, 1997. The April 10, 2000 amendment was filed on Form 8-K on May 16, 2000*.

4b
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant hereby undertakes to file these instruments with the Commission upon request.

10b	Description of the Company's Life Insurance Program**, was filed as Exhibit K to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1980*.

10c	Rogers Corporation 2004 Annual Incentive Compensation Plan** (2004) was filed as Exhibit 10c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10d
Rogers Corporation 1988 Stock Option Plan** (as amended December 17, 1988, September 14, 1989, October 23, 1996, April 18, 2000, June 21, 2001, August 22, 2002, and December 5, 2002). The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*. The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10e
Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996, December 21, 1999, amended on April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, and December 4, 2002). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10f	Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

10g	Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the 1987 Form 10-K*.

10h
Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on October 17, 1996, amended on December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, and December 5, 2002). The 1994 plan, as amended and restated on October 17, 1996, was filed as Exhibit 10h to the 1996 Form 10-K*. The 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment were filed as Exhibit 10h to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10i
Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999, October 7, 2002, and December 5, 2002). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended

December 29, 2002 *. The December 5, 2002 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10j
Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999, October 7, 2002, and December 5, 2002). The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K*. The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10j to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The December 5, 2002 amendment was filed as Exhibit 10j to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10k
Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** (December 18, 1997*, as amended April 4, 2000, October 7, 2002, and December 5, 2002). The April 4, 2000 amendment was file as Exhibit 10k to the 2000 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10k to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The December 5, 2002 amendment was filed as Exhibit 10k to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10l
Rogers Corporation 1998 Stock Incentive Plan**(1998, as amended September 9, 1999, December 21, 1999, April 18, 2000, June 21, 2001, October 10, 2001, August 22, 2002, November 7, 2002, December 5, 2002 and February 19, 2004). The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*. The October 10, 2001 and November 7, 2002 amendments were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, December 5, 2002 amendment and February 19, 2004 amendment were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10l-1	Amendment, effective April 28, 2005 to 1998 Stock Incentive Plan** (filed as Exhibit 10.8 to Rogers’ Current Report on Form 8-K filed on May 2, 2005)*.

10m
Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*. The September 7, 2001 and October 25, 2002 amendments were filed as Exhibit 10m-1 and Exhibit 10m-2, respectively to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.* The December 22, 2005 amendment, filed herewith as Exhibit 10m-3.*

10n
Rogers Corporation Executive Supplemental Agreement** (as amended April 29, 2004) for the Chairman of the Board and Chief Executive Officer, dated December 5, 2002, was filed as Exhibit 10n to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The April 29, 2004 amendment was filed as Exhibit 10n to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10o
Rogers Corporation Pension Restoration Plan** (as amended and restated March 10, 2004). The March 10, 2004 Rogers Corporation Amended and Restated Pension Plan ** was filed as Exhibit 10o to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10o-1	First Amendment to Rogers Corporation Amended and Restated Pension Restoration Plan**, dated February 27, 2006, filed herewith.

10p
2002 Financial Statements for the Company’s former joint venture with 3M, Durel Corporation, were filed as Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year-ended December 29, 2002*.

10q	Unaudited Financial Statements for the nine-month period ended September 30, 2003 for the Company’s former joint venture with 3M, Durel Corporation were filed as Exhibit 33b to the Registrant’s Annual Report on Form 10-K for the fiscal year-ended December 28, 2003*.

10r	Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10r-1	Amendment No. 1 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-1 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2005.

10r-2	Amendment No. 2 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-2 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2005.

10r-3	Amendment No. 3 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006.

10r-4	Amendment No. 4 to Summary of Director and Officer Compensation, filed herewith**.

10s	Form of 1991 Special Severance Agreement**, filed as Exhibit 10s to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10t	Schedule of 1991 Special Severance Agreements**, filed as Exhibit 10t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10u	Form of Indemnification Agreement for Executives**, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004.

10v	Schedule of Indemnification Agreements for Executives**, filed as Exhibit 10v to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10v-1	Amendment No. 1 to Schedule of Indemnification Agreements for Executives, filed herewith**.

10w	Form of Indemnification Agreement for Directors**, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004.

10x	Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10x-1	Amendment No. 1 to Schedule of Indemnification Agreements for Directors, filed herewith**.

10y
Change in Control Severance Agreement**, dated March 3, 2004, by and between the Company and Robert C. Daigle, filed as Exhibit 10y to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10z
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Company and Robert D. Wachob, filed as Exhibit 10z to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10aa
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Company and Robert M. Soffer, filed as Exhibit 10aa to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10ab
Change in Control Severance Agreement**, dated March 3, 1996, by and between the Company and John A. Richie, filed as Exhibit 10ab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10ac
Change in Control Severance Agreement**, dated March 3, 2004, by and between the Company and Paul B. Middleton, filed as Exhibit 10ac to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

10ad
Guaranty to Multicurrency Revolving Credit Agreement by Rogers China, Inc., dated April 3, 2001, filed as Exhibit 10ad to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10ae
Guaranty to Multicurrency Revolving Credit Agreement by Rogers KF, Inc., dated February 18, 2004, filed as Exhibit 10ae to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10af
Officer Special Severance Agreement**, dated February 1, 2006, by and between Rogers and Dennis M. Loughran, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2006.

10ag	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006.

10ah
Form of Non-Qualified Stock Option Agreement (For Officers and Employees, with vesting) under the 2005 Plan** (filed as Exhibit 10.3 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10ah-1
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10ai	Revised Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006.

10aj	Rogers Corporation 2005 Equity Compensation Plan** (the “2005 Plan”)(filed as Exhibit 10.1 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10ak	Form of Incentive Stock Option Agreement under the 2005 Plan** (filed as Exhibit 10.2 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10al
Form on Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan** (filed as Exhibit 10.4 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 20, 2005)*.

10al-1	Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan, filed herewith**.

10am
Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan** (filed as Exhibit 10.5 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10an	Form of Stock Appreciation Right Agreement under the 2005 Plan** (filed as Exhibit 10.6 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10ao	Form of Restricted Stock Agreement under the 2005 Plan** (filed as Exhibit 10.7 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10ap	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Plan** (filed as Exhibit 10.1 to Rogers’ Current Report on Form 8-K filed on March 22, 2006)*.

21	Subsidiaries of the Rogers, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Marsh U.S.A., Inc., filed herewith.

31(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31(b)	Certification of Acting Chief Financial Officer and Corporate Controller Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32(a)
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

ROGERS CORPORATION (Registrant)
/s/ Dennis M. Loughran	/s/ Paul B. Middleton
Dennis M. Loughran	Paul B. Middleton
Vice President, Finance and Chief Financial Officer	Corporate Controller
Principal Financial Officer	Principal Accounting Officer

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.
/s/ Robert D. Wachob	/s/ Gregory B. Howey
Robert D. Wachob President and Chief Executive Officer Director Principal Executive Officer	Gregory B. Howey Director
/s/ Dennis M. Loughran	/s/ Leonard R. Jaskol
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Leonard R. Jaskol Director
/s/ Paul B. Middleton	/s/ Carol R. Jensen
Paul B. Middleton Corporate Controller Principal Accounting Officer	Carol R. Jensen Director
/s/ Leonard M. Baker	/s/ Eileen S. Kraus
Leonard M. Baker Director	Eileen S. Kraus Director
/s/ Walter E. Boomer	/s/ William E. Mitchell
Walter E. Boomer Director	William E. Mitchell Director
/s/ Charles M. Brennan, III	/s/ Robert G. Paul
Charles M. Brennan, III Director	Robert G. Paul Director
/s/ Edward L. Diefenthal
Edward L. Diefenthal Director