Form 10-Q
period 2006-04-02
ROGERS CORP
filed 2006-05-12
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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

Large Accelerated Filer ___	Accelerated Filer X	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Ruler 12b-2 of the Exchange Act).	Yes__ No X

The number of shares outstanding of the Registrant's common stock as of April 28, 2006 was 17,426,777.

ROGERS CORPORATION
FORM 10-Q
April 2, 2006

Exhibit 10m-4	Fourth Amendment to Multicurrency Revolving Credit Agreement
Exhibit 10r-5	Fifth Amendment to Summary of Director and Officer Compensation
Exhibit 10ag-1	Revised Form of Incentive Stock Option Agreement under the 2005 Plan
Exhibit 10ah-2	Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees) under the 2005 Plan
Exhibit 10al-2	Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees) under the 2005 Plan
Exhibit 10am-1	Revised Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh, U.S.A.
Exhibit 31(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 10aq	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1988 Plan
Exhibit 10ar	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan
Exhibit 10as	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan
Exhibit 10at	Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, with vesting) under the 1988 Plan
Exhibit 10au	Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, without vesting) under the 1988 Plan
Exhibit 10av	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1990 Plan
Exhibit 10aw	Form of Non-Qualified Stock Option Agreement (for Employees, with vesting) under the 1994 Plan
Exhibit 10ax	Form of Non-Qualified Stock Option Agreement (for Employees, without vesting) under the 1994 Plan
Exhibit 10ay	Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan
Exhibit 10az	Form of Incentive Stock Option Agreement (with vesting) under the 2005 Plan

Part I - Financial Information

Item 1. Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	April 2, 2006	April 3, 2005

Net sales	$103,131	$88,103
Cost of sales	66,844	64,699
Gross margin	36,287	23,404

Selling and administrative expenses	17,385	14,400
Research and development expenses	5,961	5,060
Operating income	12,941	3,944

Equity income in unconsolidated joint ventures	2,889	1,732
Other income (expense), net	(17)	841
Interest income, net	350	228
Income before income taxes	16,163	6,745

Income tax expense	3,556	1,620

Net income	$12,607	$5,125

Net income per share:
Basic	$0.76	$0.31
Diluted	0.74	0.30

Shares used in computing:
Basic	16,486,068	16,404,381
Diluted	16,928,026	16,878,856

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 2, 2006	January 1, 2006
Assets
Current assets
Cash and cash equivalents	$57,914	$46,401
Short-term investments	7,281	--
Accounts receivable, less allowance for doubtful accounts of $2,071 and $1,768	70,657	62,850
Accounts receivable from joint ventures	4,966	5,570
Note receivable, current	2,100	2,100
Inventories	53,002	43,502
Current deferred income taxes	10,976	10,823
Asbestos-related insurance receivables	7,023	7,023
Other current assets	3,114	2,761
Total current assets	217,033	181,030

Notes receivable	2,100	2,100
Property, plant and equipment, net of accumulated depreciation of $126,438 and $120,721	129,693	131,616
Investments in unconsolidated joint ventures	22,186	20,260
Pension asset	6,667	6,667
Goodwill	21,928	21,928
Other intangible assets	728	764
Asbestos-related insurance receivables, noncurrent	30,581	30,581
Other assets	6,094	5,654
Total assets	$437,010	$400,600

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,272	$18,992
Accrued employee benefits and compensation	18,607	13,916
Accrued income taxes payable	8,567	7,209
Asbestos-related liabilities	7,023	7,023
Other accrued liabilities	10,735	10,226
Total current liabilities	67,204	57,366

Deferred income taxes	6,516	6,359
Pension liability	15,380	16,973
Retiree health care and life insurance benefits	7,048	7,048
Asbestos-related liabilities	30,867	30,867
Other long-term liabilities	1,330	1,737
Commitments and contingencies	-	-

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,610,740 and 16,255,024 shares issued and outstanding	16,611	16,255
Additional paid-in capital	44,064	31,220
Retained earnings	243,593	230,986
Accumulated other comprehensive income	4,397	1,789
Total shareholders' equity	308,665	280,250
Total liabilities and shareholders' equity	$437,010	$400,600

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 2, 2006	April 3, 2005

Operating Activities
Net income	$12,607	$5,125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,347	5,279
Stock-based compensation expense	516	-
Deferred income taxes	(153)	-
Equity in undistributed income of unconsolidated joint ventures, net	(2,889)	(1,732)
Dividends received from unconsolidated joint ventures	784	-
Pension and postretirement benefits	(1,780)	1,317
Other, net	501	(1,366)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(6,859)	3,932
Inventories	(8,428)	3,682
Other current assets	(388)	46
Accounts payable and other accrued liabilities	8,683	(9,523)
Net cash provided by operating activities	7,941	6,760

Investing Activities
Capital expenditures	(2,367)	(4,160)
(Purchase) Proceeds from short-term investments	(7,161)	2,000
Investment in unconsolidated joint ventures, net	-	2,813
Net cash used in investing activities	(9,528)	653

Financing Activities
Proceeds from sale of capital stock, net	10,150	2,048
Tax benefit related to stock award plans	2,109	-
Proceeds from issuance of shares to employee stock purchase plan	473	399
Purchase of stock	-	(6,995)
Net cash provided by (used in) financing activities	12,732	(4,548)

Effect of exchange rate fluctuations on cash	368	(125)

Net increase in cash and cash equivalents	11,513	2,740

Cash and cash equivalents at beginning of year	46,401	37,967

Cash and cash equivalents at end of quarter	$57,914	$40,707

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock purchase plan	$467	$369

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year. For further information regarding Rogers Corporation’s (the “Company” or “Rogers”) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended January 1, 2006.

The Company uses a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year. Fiscal 2006 is a 52-week year ending on December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period classification.

Income Taxes

The Company’s effective tax rate was 22% and 24% for the three-month periods ended April 2, 2006 and April 3, 2005, respectively. In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity and foreign tax credits that reduced the effective tax rate by 13 percentage points and 1 percentage point, respectively. In 2005, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 3 and 2 percentage points, respectively. There were no income tax payments made during the first three months of 2006 and payments of $21,000 were made in the first three months of 2005.

Inventories

Inventories were as follows:

(Dollars in thousands)	April 2, 2006	January 1, 2006

Raw materials	$15,200	$12,450
Work-in-process	10,512	8,750
Finished goods	27,290	22,302
	$53,002	$43,502

Comprehensive Income

Comprehensive income for the periods ended April 2, 2006 and April 3, 2005 was as follows:

(Dollars in thousands)	April 2, 2006	April 3, 2005

Net income	$12,607	$5,125
Foreign currency translation adjustments	2,608	(1,837)
Comprehensive income	$15,215	$3,288

Accumulated balances related to each component of Accumulated other comprehensive income as of April 2, 2006 and January 1, 2006 were as follows:

(Dollars in thousands)	April 2, 2006	January 1, 2006

Foreign currency translation adjustments	$8,351	$5,743
Minimum pension liability	(3,954)	(3,954)
Accumulated other comprehensive income	$4,397	$1,789

Recent Accounting Standards

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company in the first quarter of fiscal 2006 and did not have a material impact on its consolidated results of operations or financial position.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate. FAS 154 supersedes Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20). The Company adopted SFAS 154 in the first quarter of 2006.

Note 2 - Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R was initially effective for periods beginning after June 15, 2005; however, in April of 2005, the SEC delayed the effective date to the first annual period that begins after June 15, 2005.

On January 2, 2006 (the first day of the 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes the following: (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. See footnote 2 to the condensed consolidated financial statements for further discussion on SFAS 123R.

Equity Compensation Awards

Stock Options

The Company currently grants stock options under various equity compensation plans. While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest and become exercisable in 1/3rd increments on the 2nd, 3rd and 4th anniversary of the grant dates. The maximum contractual term for all options is ten years.

In 2004, prior to the adoption of SFAS 123R, the Company immediately vested options for a total of 316,000 shares that were granted that year. The effect of this vesting increased 2004 pro-forma stock-based compensation expense by approximately $5.8 million. In November 2005, the Company accelerated the vesting of certain out-of-the money unvested non-qualified stock options granted in 2003, which increased 2005 pro-forma stock-based compensation expense by approximately $2.3 million. Also in 2005, the Company accelerated certain outstanding in-the-money unvested non-qualified stock options granted in 2002, which increased 2005 pro-forma stock-based compensation expense by approximately $0.5 million and resulted in an immaterial charge to earnings in 2005. Additionally, the Company immediately vested options for a total of 419,000 shares that were granted in 2005, which increased pro-forma stock-based compensation expense by approximately $6.9 million. For those stock options that were immediately vested in 2004 and 2005, shares obtained through these grants cannot be sold until after the fourth anniversary of the respective grant date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination. For those stock options with vesting schedules that were accelerated in 2005, any shares acquired pursuant to such accelerated vesting schedules cannot be sold until the original vesting date. Options issued to the Company’s Belgian employees and incentive stock options (ISOs) issued prior to the adoption of FAS 123R were not accelerated. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate future compensation expense that the Company would otherwise have been required to recognize in its statements of income beginning in the first quarter of 2006 in accordance with SFAS 123R.

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. The fair value of options granted during the first quarter of 2006 and the first quarter of 2005 were calculated using the following weighted average assumptions:

	Three-months ended
	April 2, 2006	April 3, 2005
Options granted	145,250	6,021
Weighted average exercise price	48.00	42.86
Weighted-average grant date fair value	19.00	18.66
Assumptions:
Expected volatility	29.82	39.20
Expected term (in years)	6.25	6.25
Risk-free interest rate	4.60%	2.96%
Expected dividend yield	--	--

Expected volatility - The Company is responsible for estimating volatility and has considered a number of factors, including historical volatility, implied volatility, and peer group volatility, when estimating volatility. For options granted prior to 2006, the Company used historical volatility to estimate grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to relying on a blended rate of historical and implied volatility. The Company believes that this blended volatility measure results in a more accurate estimate of grant-date fair value of stock options because it takes into account the market’s expectations of future volatility.

Expected term - The Company qualifies for the simplified method of calculating the expected term on its stock options. Since the Company’s option awards normally vest in tranches, the expected life is determined utilizing the mid-point for each of the tranches, which are averaged to provide an overall expected term.

Risk-free interest rate - The Company uses the yield on zero-coupon U.S. Treasury securities for a period commensurate with the expected term assumption as its risk-free interest rate.

Expected dividend yield - The Company does not issue dividends on its common stock; therefore, no expected dividend yield was used in the Black-Scholes model.

The Company recognizes expense using the straight-line attribution method for both pre- and post-adoption grants. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, a forfeiture rate of approximately 5% and applied that rate to grants issued subsequent to adoption of SFAS 123R. This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of the activity under the Company’s stock option plans as of April 2, 2006 and changes during the three-month period then ended, is presented below:
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,566,313	$34.63
Options granted	145,250	48.00
Options exercised	(344,249)	29.98
Options cancelled	(4,067)	50.03
Options outstanding at April 2, 2006	2,363,247	$36.10	6.9	43,436,985
Options exercisable at April 2, 2006	2,157,039	$35.35	6.8	41,263,663
Options vested or expected to vest at April 2, 2006 (1)	2,357,061	$36.08	6.9	43,371,785

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended April 2, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the individual to exercise the options) was $5.6 million and the total amount of cash received from the exercise of these options was $10.3 million. The total grant-date fair value of stock options that vested during the three months ended April 2, 2006 was approximately $268,000.

As of April 2, 2006, there was $3.7 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock

In the first quarter of 2006, the Company started granting restricted stock to certain key executives. This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period. Awards associated with this program cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.

The Company will recognize compensation expense on these awards ratably over the vesting period. The fair value of the award will be determined based on the market value of the underlying stock price at the grant date. The amount of compensation expense recognized over the vesting period will be based on the Company’s projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure. If, at any point during the vesting period, the Company concludes that the ultimate result of this measure will change from that originally projected, the Company will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period. In the first quarter of 2006, the Company granted restricted stock awards for 65,800 shares under this program and recognized approximately $100,000 in compensation cost. The compensation cost for the remaining quarters of 2006 related to the restricted stock awards is approximately $600,000 per quarter.

Also in the first quarter of 2006, the Company granted an additional one-time award to a certain executive that vests based on the completion of a three-year requisite service period measured from the grant date. This award cliff vests at the end of the three-year period and compensation expense will be recognized ratably over the requisite service period. The Company recognized an immaterial amount of compensation expense associated with this award in the first quarter of 2006.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, options to purchase shares of the Company’s common stock at 85% of the fair market value at the end of the respective offering period. The Company offers two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP plan contains a look-back feature that allows the employee to acquire stock at the underlying market price at the beginning or end of the respective period; whichever is lower, at a 15% discount from the market price. Under SFAS 123R, the Company will recognize compensation expense on these options ratably over the offering period based on the fair value of the anticipated number shares that will be issued at the end of each respective period. Compensation expense will be adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. In the first quarter of 2006, the Company recognized approximately $110,000 of compensation expense associated with the plan.

Liability Based Awards

Stock Appreciation Rights

The Company offers stock appreciation rights (SARs) to certain employees. These rights vest in 1/3rd increments on the 2nd, 3rd and 4th anniversary dates of the grant and expire on the 10th anniversary of the grant date or three months after termination, whichever occurs first. These rights can only be settled in cash and, therefore, qualify as liability-based awards under SFAS 123R. The Company will recognize compensation expense on these rights ratably over the vesting period. The fair value of the award will be determined using the Black-Scholes option-pricing model and, since these awards are liability awards, the awards will be revalued at each reporting period and compensation expense will be adjusted accordingly. Assumptions used in the Black-Scholes model are consistent with those disclosed in the stock option discussion above. The Company recognized approximately $40,000 of compensation expense in the first quarter of 2006 associated with the rights.

Impact on Earnings

The adoption of SFAS 123R in the first quarter of 2006 had the following impact on the first quarter of fiscal 2006 results: operating profit was lower by $0.5 million, net income was lower by $0.4 million, and basic and diluted earnings per share were lower by $0.02.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the first three-months of 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro-forma net income and earnings per share for the first quarter of fiscal 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

(Dollars in thousands, except per share amounts)	April 3, 2005

Net income, as reported	$5,125
Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	804
Pro-forma net income	$4,321

Basic earnings per share
As reported	$0.31
Pro-forma	0.26

Diluted earnings per share
As reported	$0.30
Pro-forma	0.26

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, “Earnings per Share”, for the periods indicated:

(Dollars in thousands, except per share amounts)	Three Months Ended
	April 2, 2006	April 3, 2005
Numerator:
Net Income	$12,607	$5,125

Denominator:
Denominator for basic earnings per share - Weighted-average shares	16,486,068	16,404,381
Effect of dilutive stock options	441,958	474,475
Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	16,928,026	16,878,856

Basic earnings per share	$0.76	$0.31
Diluted earnings per share	0.74	0.30

Note 4 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Change in benefit obligation:

Service cost	$1,185	$1,044	$188	$173
Interest cost	1,710	1,605	143	156
Expected return on plan assets	(2,137)	(1,982)	-	-
Amortization of prior service cost	115	124	-	-
Amortization of net loss	169	114	44	83
Net periodic benefit cost	$1,042	$905	$375	$412

Employer Contributions

The Company made a $1.8 million voluntary contribution to its qualified defined benefit pension plans in the first quarter of 2006 (voluntary contributions approximated $2.0 million for the full year 2005). The Company also made approximately $200,000 in contributions (benefit payments) to its non-qualified defined benefit plans during the first quarter of 2006 (contributions were approximately $325,000 in 2005).

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the US Congress passed and the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy beginning in 2006. This subsidy will be paid to sponsors of postretirement health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the Company believes that drug benefits offered to the salaried retirees under postretirement welfare plans will qualify for subsidy under Medicare Part D. The reduction in expense for 2005 related to the Act was approximately $336,000. The reduction for anticipated expenses during 2006 related to the Act is approximately $363,000, of which approximately $91,000 was recognized during the first quarter of 2006. The amount of the subsidy during 2006 is expected to be approximately $36,000.

Note 5 - Equity

Common Stock Repurchase

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. This repurchase plan was scheduled to expire on October 28, 2005; however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of an additional $25 million in market value of common stock over a 12 month period. Under the current buyback program the Company has repurchased approximately 93,800 shares of common stock. There were no repurchases made in the first quarter of 2006.

Note 6 - Segment Information

The following table sets forth the information about the Company’s operating segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the three-month periods ended April 2, 2006 and April 3, 2005:

(Dollars in millions)	2006	2005

Printed Circuit Materials
Net sales	$36,346	$36,780
Operating income	4,895	4,067

High Performance Foams
Net sales	$25,468	$21,883
Operating income	6,709	5,646

Custom Electrical Components
Net sales	$28,785	$17,995
Operating income (loss)	1,648	(509)

Other Polymer Products
Net sales	$12,532	$11,445
Operating loss	(311)	(5,260)

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 7 - Joint Ventures

As of April 2, 2006, the Company had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting. Equity income of $2.9 million and $1.7 million for the quarterly periods ended April 2, 2006 and April 3, 2005 is included in the consolidated statements of income. Each of the joint ventures is described below:

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

The summarized financial information for these joint ventures for the three-month periods ended April 2, 2006 and April 3, 2005 is as follows:

(Dollars in thousands)	April 2, 2006	April 3, 2005

Net sales	$30,088	$24,692
Gross profit	9,998	7,696
Net income	6,252	3,921

The effect of transactions between the Company and its unconsolidated joint ventures were appropriately accounted for on a consolidated basis. Receivables from joint ventures arise during the normal course of business from transactions between Rogers and the joint ventures, typically from the joint venture purchasing raw materials from Rogers to produce end products, which are sold to third parties.

Note 8 - Commitments and Contingencies

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with SFAS No. 5 (FAS 5), Accounting for Contingencies. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s plan of remediation, which was also subsequently accepted by the Town of Manchester. In the second half of 2005, the Company commenced remediation procedures at the site and, as of the end of 2005, the remediation procedures were substantially complete. Billings to date have reduced the original accrual to approximately $350,000 as of April 2, 2006, which is adequate to cover the cost of any future required remediation procedures. The Company will be responsible for monitoring the site for at least two years after completion of the remediation, and the costs of monitoring, which is not expected to be material, will be treated as period expenses as incurred.

Superfund Sites

The Company is currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In one particular case, the Company has been assessed a cost sharing percentage of 2.47% in relation to the range for estimated total cleanup costs of $17 to $24 million. The Company has confirmed sufficient insurance coverage to fully cover this liability and has recorded a liability and related insurance receivable of approximately $0.5 million, which approximates its share of the low end of the range. The Company believes that this remediation will continue for many years.

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

PCB Contamination

The Company has been working with the CT DEP and Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. This Groundwater Remedial Action Plan was prepared to address PCB’s that are present in the shallow groundwater and competent bedrock. The Company is in the process of determining the extent of PCB contamination in the groundwater prior to implementing the Groundwater Remedial Action Plan. In the first quarter of 2006, additional contamination was found in well clusters installed along the edge of the building. The Company is currently working with the DEP to determine the direction of the plume and if any additional remediation will be required. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time and has not recorded a reserve as of April 2, 2006 related to this issue. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site.

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

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of April 2, 2006, there were approximately 224 pending claims compared to 215 pending claims at January 1, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against a number of defendants, including the Company, increased in 2001, 2002 and the first half of 2003 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. In addition, a significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company increased in 2004, then decreased in 2005. It is too early in 2006 to determine if the rate of such filings against the Company will continue to decline.

•	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to the Company’s asbestos-containing products. Management continues to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by the Company and the fact that the asbestos was encapsulated in such products. In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, liability of the Company cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the Company’s asbestos-containing products. Based on these and other factors, the Company has and will continue to vigorously defend itself in asbestos-related matters.

•	Dismissals and Settlements

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 1 and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In the first quarter of 2006, the Company was able to have approximately 22 claims dismissed and settled 6 claims. For the full year 2005, approximately 99 claims were dismissed and 12 were settled. The majority of costs have been paid by the Company’s insurance carriers, including the majority of costs associated with the small number of cases that have been settled. Payments related to such settlements totaled an aggregate of less than $1 million in the first quarter of 2006 and $4.4 million in all of 2005. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the alleged injured party, the existence or absence of other possible causes of the alleged illness of the alleged injured party, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the Company’s insurance carriers have paid the majority of such costs. In addition, to date, the Company has not been required to pay any punitive damage awards.

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

The Company’s applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company’s primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appear to be three such primary carriers, all of which were put on notice of the litigation. Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has been engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh’s conclusions were based primarily on a review of the Company’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, and the experience of NERA and a review of NERA’s report.

•	Cost Sharing Agreement

To date, the Company’s primary insurance carriers have provided for substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continue, the Company and its primary insurance carriers have determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the primary insurance carriers would continue to pay legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. The Company expects a definitive cost sharing agreement to be finalized during the second quarter of 2006, at which time the respective parties would agree to the final terms of the cost sharing relationship.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the success in resolving claims against the Company. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005. These amounts are currently reflected in the Company’s financial statements at April 2, 2006 as no material changes occurred during the quarter that would cause the Company to believe that an additional update to the analysis was required. The Company plans to have the analysis updated again at the end of 2006.

The amounts recorded by the Company for the asbestos-related liability and the related insurance receivables described above were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site. In the first quarter of 2006, the Company increased its estimates of the potential remediation costs to a range of between $0.3 million and $1.0 million from its previous estimates of between $200,000 and $400,000. The Company increased its reserve in the first quarter of 2006 to approximate the low end of its updated range.

In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believes that remediation procedures will have to be performed in order to successfully sell the property. Therefore, the Company obtained an assessment, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005. The Company plans to commence remediation efforts sometime in 2006. This facility was designated as held-for-sale in the second quarter of 2005; however, as it became apparent to the Company that the remediation efforts would need to be completed in order to successfully sell this facility, the Company removed this designation in the fourth quarter of 2005. No material changes related to this site occurred in the first quarter of 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and results of Operations contained in the Company’s Form 10-K for the year-ended January 1, 2006.

Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company’s operations. Such factors also apply to the Company’s joint ventures. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended January 1, 2006.

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in a variety of markets that include portable communications devices, communications infrastructure, computer and office equipment, ground transportation, aerospace and defense, and consumer markets. The Company generates revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications. As such, Rogers’ business is highly dependent, although indirectly, on market demand for these end-user products. The Company’s ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how the Company’s customers will react to these changing conditions. It is also highly limited due to the short lead times demanded by the Company’s customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company’s sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

The Company’s current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of its manufacturing facilities in Suzhou, China, which serve as the Company’s manufacturing base to serve its customers in Asia. Rogers’ goal is to become the supplier of choice for its customers in all of the various markets in which the Company participates. To achieve this goal, the Company strives to make the best products in these respective markets and to deliver the highest level of service to its customers.

The Company’s focus in the past few years has been to better align its business with its customers, which includes having manufacturing capacity close to its customers in order to be responsive to their needs and to manufacture the highest quality products. To reach these goals, the Company invested substantially in its operations in China, as many of its products, including electroluminescent lamps, busbars, and elastomer components and floats are now being manufactured at its facilities in Suzhou. Many of the expected operational issues associated with the growth of these facilities are now behind the Company and many of the anticipated benefits that were expected from these investments are now starting to be realized. The Company also restructured its polyolefin business in 2005 to better align it with the Company’s overall strategy and to allow the Company to focus its resources on growing its business in the future. These initiatives helped contribute to the record quarterly sales and profit levels the Company achieved in the first quarter of 2006. The first quarter results continue the positive trend that began in the second half of 2005 and that the Company expects to continue during the rest of 2006. The Company continues to work diligently to constantly improve its processes and to continue to expand its presence in the markets in which it participates. To help drive these improvements, the Company continues to invest in its Six Sigma® initiatives to help streamline and improve its processes - from manufacturing to transactional and from product to service. The Company continuously has projects in progress as it is focused on gaining both operational and transactional efficiencies as a result of its Six Sigma® efforts. Since inception of the initiative in 2001, the Company’s estimated cost savings and value creation has been greater than two-times its investment. The Company is also planning to further expand its manufacturing capacity in China for both the products that already are manufactured there, as well as other products, including high frequency materials, to further position itself to be close to its customers to enable the Company to be more responsive and serve them better. As with its past initiatives, the Company expects that these future undertakings better position the Company for the long-term, but will most likely result in certain short-term issues that the Company will need to work through to achieve the desired benefits.

First quarter 2006 sales were $103.1 million, an increase of over 17% from the first quarter of 2005 and 5% from the fourth quarter of 2005. Also, this quarter marked the first time in Company history that quarterly sales levels exceeded the $100 million threshold. Earnings per diluted share for the quarter was $0.74 as compared to $0.30 for the comparable quarter in 2005. This growth in both sales and earnings were driven by the Company’s High Performance Foam and Custom Electrical Components segments, which experienced sales increases of approximately 16% and 60%, respectively. Operating profits from all of its segments were up as compared to the first quarter of 2005, resulting in an increase of almost $9 million as compared to the first quarter of 2005 (an over 200% increase) and its joint ventures contributed $1 million more than in the first quarter of 2005 (an over 60% increase).

Rogers’ management team believes that it is well positioned to continue to take advantage of the significant market opportunities available to it during the remainder of 2006 and beyond, as experienced in the second half of 2005 and the first quarter of 2006. The efforts the Company has made in the last few years to establish and expand production in China to enable it to have manufacturing close to its customers; to restructure certain businesses to better align them with the Company’s strategic vision; and to invest in research and development; have all laid the foundation for the growth of Rogers in 2006 and beyond. Rogers is continuously working to be the supplier of choice for the specialty materials-based products it produces and will continue to invest generously in research and development to maintain that market-leadership position. The Company is focused on current growing markets and new emerging markets and will continue to invest in the highest quality human capital to position itself to take advantage of opportunities in the global marketplace. Rogers believes that its technology and ongoing investment in research and development gives the Company its greatest competitive advantage and will work to keep and grow its intellectual property in order to maintain its position in the markets in which it participates. Based on all these factors, the Company believes it is in a position to experience record results over the remainder of 2006; however, as with any business, the Company’s sales volumes are impacted and can swing significantly based on a variety of factors, including, but not limited to: end user market trends, the activities of suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. For further discussion of the Company’s risk factors, see the Risk Factors section in Item 1A of the Company’s 2005 Form 10-K. In the past, the Company has experienced upturns and downturns in its various businesses due to these varied factors and, while the Company has projected sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly.

Results of Operations

The following table sets forth, for the periods indicated, selected Company operations data expressed as a percentage of net sales.

	Three-Months Ended
	April 2, 2006	April 3, 2005

Net sales	100.0%	100.0%
Manufacturing margins	35.2%	26.6%

Selling and administrative expenses	16.9%	16.3%
Research and development expenses	5.8%	5.7%
Operating profit	12.5%	4.5%

Equity income in unconsolidated joint ventures	2.8%	2.0%
Other income	0.3%	1.2%
Income before income taxes	15.7%	7.7%

Income taxes	3.4%	1.8%

Net income	12.2%	5.8%

The above table may not foot due to rounding.

Net Sales

Net sales for the first quarter of 2006 were $103.1 million as compared to $88.1 million in the first quarter of 2005, an increase of $15.0 million, or 17%. The High Performance Foams, Custom Electrical Components and Other Polymer Products segments reported sales increases of 16%, 60%, and 10%, respectively. Sales in the Printed Circuit Materials segment declined slightly from the first quarter of 2005. See “Segment Analysis” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 26.6% in the first quarter of 2005 to 35.2% in the first quarter of 2006. The Company’s margins improved across all reportable segments, but most notably in its Custom Electrical Components segment where margins improved approximately 9 percentage points due primarily to operational efficiencies generated from the improvements in its China operations. In its Other Polymer Products segment, margins improved significantly as a result of the previous restructuring of the polyolefin business and the improvements realized in China in its elastomer components and floats business, and in its Printed Circuit Materials segment, where margins improved by approximately 15 percentage points, primarily as a result of improved efficiencies experienced in materials used in infrastructure and satellite television markets; however these improvements were partially offset by slight erosion of margins in materials used in portable communications, among other applications. Many of these margin improvements are primarily attributable to the operational initiatives undertaken by the Company and the improvement of its manufacturing processes, particularly in China.

Stock-Based Compensation Expense

During the first quarter of 2006, the Company adopted Statement of Financial Accounts Standard No. 123 (revised 2004) Share-Based Payment (SFAS 123R), using the modified prospective application. The Company has four types of stock-based compensation instruments affected by the adoption: stock options, restricted stock, an employee stock purchase plan (ESPP), and stock appreciation rights. Compensation cost for each of these plans is calculated on the date of grant using the fair value of the underlying compensation instrument, which is determined by the Black-Scholes valuation model for stock options, stock appreciation rights, and options to acquire shares under the ESPP, and the underlying fair value of the Company’s stock on the grant date for restricted stock awards. The Black-Scholes valuation model requires the Company to make several assumptions. One of the key assumptions is expected volatility. For options granted prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimated expected volatility for the appropriate stock-based compensation awards issued subsequent to the adoption of SFAS 123R to a blended volatility rate comprised of historical and implied volatility rates. The Company believes that this blended volatility measure results in a more accurate estimate of grant-date fair value of stock options because it takes into account the market’s expectations of future volatility.

In the first quarter of 2006, the Company recognized $0.5 million of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R impacted diluted earnings per share for the first quarter of 2006 by $0.02.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method proscribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application allowed the Company to recognize compensation cost beginning with the effective date based on the requirement of SFAS 123R for all share-based awards granted after the effective date and based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. Under the modified prospective application, prior periods are not restated for the effect of SFAS 123R. The Company used the straight-line attribution method for all options granted prior to the adoption of SFAS 123R, except for those options accelerated in 2005 as described below. The Company will continue to use the straight-line attribution method for all options granted subsequent to the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company immediately vested options for a total of 316,000 shares that were granted in 2004, which increased 2004 pro-forma stock-based compensation expense by approximately $5.8 million. In November 2005, the Company accelerated the vesting of certain out-of-the money unvested non-qualified stock options granted in 2003, which increased 2005 pro-forma stock-based compensation expense by approximately $2.3 million. Also in 2005, the Company accelerated certain outstanding in-the-money unvested non-qualified stock options granted in 2002, which increased 2005 pro-forma stock-based compensation expense by approximately $0.5 million and resulted in an immaterial charge to earnings in 2005. Additionally, the Company immediately vested options for a total of 419,000 shares that were granted in 2005, which increased pro-forma stock-based compensation expense by approximately $6.9 million. For those stock options that were immediately vested in 2004 and 2005, shares obtained through these grants cannot be sold until after the fourth anniversary of the respective grant date unless the individual’s employment is ended due to retirement, disability, death or involuntary termination. For those stock options with vesting schedules that were accelerated in 2005, any shares acquired pursuant to such accelerated vesting schedules cannot be sold until the original vesting date. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate future compensation expense that the Company would otherwise have been required to recognize in its statements of income beginning in the first quarter of 2006 in accordance with SFAS 123R. Options issued to the Company’s Belgian employees and incentive stock options (ISOs) issued prior to the adoption of FAS 123R were not accelerated.

As of April 2, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the statement of income was approximately $3.7 million, which will be recognized over a weighted-average period of 2.4 years. The Company anticipates the compensation cost for all equity compensation plans to be approximately $1.0 million for the second quarter of 2006.

See Note 2 to the Company’s Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s adoption of SFAS 123R.

Selling and Administrative Expenses

Selling and administrative expenses for the first three months of 2006 was $17.4 million as compared to $14.4 million in the first quarter of 2005, an increase of approximately 21%. As a percentage of sales, selling and administrative expenses increased slightly from 16.3% in the first quarter of 2005 to 16.9% in the first quarter of 2006. The increase in expense in the first quarter of 2006 as compared to the first quarter of 2005 is primarily attributable to an increase in incentive compensation expense of approximately $1.2 million and an increase in commission expense of approximately $0.5 million as compared to the first quarter of 2005, both due to the Company’s strong first quarter sales and operating results and the Company’s expectations of strong performance results for the year.

Research and Development Expenses

Research and development expenses increased almost 18% from $5.1 million in the first quarter of 2005 to $6.0 million in the first quarter of 2006. As a percentage of sales, research and development expenses were up slightly from 5.7% in the first quarter of 2005 to 5.8% in the first quarter of 2006. The Company plans to reinvest approximately 6% of sales in research and development activities each year and its first quarter 2006 spending rate is in line with its expectations. The increase in the overall spending levels can be attributed to the timing of various projects and the Company’s continued focus to expand its research and development efforts to seek out new technologies and to improve the technology and products in its current portfolio to further grow the business. The Company believes that technology is one of the cornerstones of the Company’s past success and that its future success is dependent on the continued investment in research and development initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased from $1.7 million in the first quarter of 2005 to $2.9 million in the first quarter of 2006. The increase was primarily due to the continued success of the Company’s high performance foams joint ventures, Rogers Inoac Suzhou Corporation (RIS) and Rogers Inoac Corporation (RIC). RIS started operations in China in early 2005 and began to contribute positively to the Company’s results in the fourth quarter of 2005. The positive results continued in the first quarter of 2006 and helped contribute to the strong contribution the Company received from its joint ventures in the quarter. Results at the Company’s joint venture in Taiwan, Rogers Chan Chung Technologies, Inc. (RCCT), remained relatively consistent with the first quarter of 2005.

Other Income (Expense)

Other income (expense) declined from income of $0.8 million in the first quarter of 2005 to less than $0.1 million of expense in the first quarter of 2006. The primary reason for this decline is a reduction in the royalty income the Company receives as a result of the sale of its Moldable Composites business in 2002.

Income Taxes

The Company’s effective tax rate was 22% and 24% for the three-month periods ended April 2, 2006 and April 3, 2005, respectively. In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity and foreign tax credits that reduced the effective tax rate by 13 percentage points and 1 percentage point, respectively. The research and development credit expired as of December 31, 2005. The Company anticipates that it will be reinstated retroactively, and when it is, the benefit of that credit will be reflected in the annual effective tax rate used for 2006 results to date. The effective tax rate also benefited in 2006 from increased activity in jurisdictions with lower tax rates. In 2005, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 3 and 2 percentage points, respectively. There were no income tax payments made during the first three months of 2006 and payments of $21,000 were made in the first three months of 2005.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	First Quarter
	2006	2005

Net sales	$36.3	$36.8
Operating income	4.9	4.1

Net sales of Printed Circuit Materials in the first quarter of 2006 were $36.3 million, a slight decrease from the first quarter of 2005 sales of $36.8 million. Although sales declined slightly, operating income increased by approximately 20% in the first quarter of 2006 as compared to the first quarter of 2005. These fluctuations are due primarily to sales mix within the reportable segment as sales of high frequency materials increased by approximately 6% in the quarter while sales of flexible materials declined by 17% as compared to the first quarter of 2005. High frequency materials increased due to increased penetration into the communications infrastructure and satellite television markets, while flexible materials sales declined as a result of the end of life of certain programs, particularly in the portable communications market. The Company expects a continued softening in flexible material sales in the second quarter, as this quarter has historically been a weak quarter for the operating segment as a result of the timing of certain programs and the purchasing cycles of its vendors.

High Performance Foams

(Dollars in millions)	First Quarter
	2006	2005

Net sales	$25.5	$21.9
Operating income	6.7	5.6

High Performance Foams net sales increased over 16% from $21.9 million in the first quarter of 2005 to $25.5 million in the first quarter of 2006 and operating income increased by almost 19% to $6.7 million in the quarter. The increase in sales and operating profits is primarily a result of the strong performance of the Company’s PORON® urethane foam product sales in the first quarter of 2006. The increase in sales of urethane foam in the first quarter of 2006 as compared to the first quarter of 2005 were driven by growth in industrial and consumer applications, particularly in portable communications, electronics, athletic footwear, healthcare, and general industrial applications. Regionally, the greatest growth of urethane foams was again in China. Sales of silicone foams remained relatively consistent as compared to the first quarter of 2005. Operating income, as a percentage of net sales, remained relatively consistent in the first quarter of 2006 as compared to the first quarter of 2005.

Custom Electrical Components

(Dollars in millions)	First Quarter
	2006	2005

Net sales	$28.8	$18.0
Operating income (loss)	1.6	(0.5)

Net sales in the Company’s Custom Electrical Components segment increased by 60% from $18.0 million in the first quarter of 2005 to $28.8 million in the first quarter of 2006. Operating results also improved from a loss of $0.5 million in the first quarter of 2005 to income of $1.6 million in the first quarter of 2006. These increases are driven primarily by sales of electroluminescent lamps (EL lamps) into the portable handheld communication device market, particularly in cell phone applications. Much of the sales growth is attributable to expansion in China that enabled the Company to increase its manufacturing capacity to meet current market demand. Improved operational efficiencies associated with the manufacturing processes in China contributed to the improvement in the operating results of the segment in the first quarter of 2006. The Company expects sales into the portable handheld communication device market to continue to increase throughout the remainder of 2006. Sales of the Company’s busbar products remained relatively flat in the first quarter of 2006 as compared to the first quarter of 2005. In 2005, the Company added additional capacity in China for the manufacture of these products to better serve its local customers in the transportation and networking systems markets and anticipates that this additional capacity will positively impact the results of this segment during 2006.

Other Polymer Products

(Dollars in millions)	First Quarter
	2006	2005

Net sales	$12.5	$11.4
Operating loss	(0.3)	(5.3)

Other Polymer Products net sales increased from $11.4 million in the first quarter of 2005 to $12.5 million in the first quarter of 2006. Although the sales growth was modest quarter-over-quarter, the Company was able to achieve significant improvements in its operating results, which are primarily attributable to it polyolefin foam and elastomer component and float businesses. In 2005, the Company restructured its polyolefin foam business to better align it with the Company’s overall strategic objectives. This restructuring focused on shedding unprofitable customers and streamlining the business to achieve better operational results. Also, in the first quarter of 2005, the Company’s elastomer component and float business was working through operational issues associated with moving the manufacturing operations from Connecticut to China. Many of these issues were addressed and resolved during 2005, which contributed to the operational improvements experienced in the first quarter of 2006. Although results improved in the first quarter of 2006 as compared to the first quarter of 2005, this reportable segment still experienced an operating loss for the quarter and the Company is continuing to focus on initiatives designed to improve the profitability of all the operations that comprise this segment.

Liquidity, Capital Resources and Financial Position

Rogers’ management believes that the Company’s ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company’s strong financial position at the end of the first quarter of 2006. The Company remains essentially debt free and is able to finance its operating needs through internally generated funds. Management believes that over the next twelve months internally generated funds plus available lines of credit will be sufficient to meet the capital expenditure requirements and ongoing needs of the business. However, the Company continually reviews and evaluates the adequacy of its lending facilities and relationships.

At April 2, 2006, cash, cash equivalents and short-term investments totaled $65.2 million as compared to $46.4 million at January 1, 2006. Cash increased as a result of the strong performance of the Company during the first quarter of 2006, a relatively low level of capital expenditures during the quarter of $2.4 million, although the Company anticipates total expenditures for the year to approximate $30 million, and the fact that the Company did not repurchase any stock during the quarter as it has for the past several quarters. Also, the Company received approximately $10 million as a result of the exercise of stock options during the first quarter of 2006. The Company continuously studies methods and vehicles to invest its excess cash in order to maximize returns on its strong cash flows. Working capital increased from $123.7 million at January 1, 2006 to $149.8 million at April 2, 2006.

Significant changes in the Company’s balance sheet accounts are as follows:

o	Accounts receivable increased by $7.8 million from $62.9 million at January 1, 2006 to $70.7 million at April 2, 2006 primarily due to the record sales levels experienced in the first quarter of 2006.

o
Inventories increased by $9.5 million from $43.5 million at January 1, 2006 to $53.0 million at April 2, 2006. This increase is a result of the Company’s decision to build inventory in the quarter to meet anticipated customer demand, particularly in the flexible circuit, polyurethane foam and electroluminescent lamp products. Also, manufacturing capacity in China continues to expand, which is another factor contributing to this inventory growth.

o
Accrued employee benefits and compensation increased from $13.9 million at January 1, 2006 to $18.6 million at April 2, 2006 due mainly to annual incentive compensation and commission accruals associated with strong first quarter performance and the anticipated strong financial performance of the Company over the remainder of 2006.

o
Shareholders equity increased by $28.4 million from $280.3 million at January 1, 2006 to $308.7 million at April 2, 2006 as a result of the strong performance of the Company in the first quarter with net income of $12.6 million, stock option exercises during the quarter which contributed approximately $10.2 million to equity in the quarter, and the tax windfall associated with the exercise of these options which increased shareholders’ equity by approximately $2.1 million.

Cash flows from operations were approximately $7.9 million in the first quarter of 2006 as compared to $6.8 million in the first quarter of 2005. The first quarter 2006 operating cash flows are driven primarily by the strong operating results of the Company, with net income of $12.6 million and an increase in accounts payable and other accrued liabilities of $8.7 million, primarily as a result of additional accruals for anticipated incentive compensation costs; offset by the cash flow effect of increased inventory of $8.4 million and accounts receivable of $6.9 million. Additionally, the Company made a $1.8 million contribution to its qualified defined benefit pension plans.

Contingencies

During the first quarter of 2006, the Company did not become aware of any material developments related to environmental matters or other contingencies. The Company has not had any material recurring costs and capital expenditures related to environmental matters. Refer to Note 7 of the unaudited condensed consolidated financial statement for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 was adopted by the Company in the first quarter of fiscal 2006 and did not have a material impact on its consolidated results of operations or financial position.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections that requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements unless it is impracticable to do so. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate. SFAS 154 supercedes APB No. 20, Accounting Changes (APB 20). The Company adopted SFAS 154 in the first quarter of 2006, which did not have a material impact on the consolidated results of operations or financial position.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies during the first quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers’ exposure to market risk during the first quarter of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers’ 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

a.
As of the end of the period covered by this report, the management of Rogers conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company’s internal control over financial reporting related to the Company’s controls over the accounting for income taxes as discussed below and as reported in the Company’s Annual Report on Form 10-K for the year-ended January 1, 2006, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2006, the Company’s disclosure controls and procedures were not effective.

b.
The management of Rogers is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of January 1, 2006, management’s assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting over the accounting for income taxes. Specifically, our processes and procedures did not include sufficient technical review and oversight of our income tax accounting practices to assure that income tax accounts were properly reconciled and supported. As a result of the aforementioned control deficiency, certain of our income tax accounts required adjustments for the fiscal year ended January 1, 2006. Although the adjustments were not material, management concluded that a material weakness in internal controls over financial reporting existed. This material weakness is discussed in greater detail in the Company’s Annual Report on Form 10-K for the year-ended January 1, 2006.

During the first quarter of 2006, the Company began the process of implementing controls and procedures to address the material weakness identified as of January 1, 2006 and believes that, once fully implemented, these controls and procedures will correct the material weakness discussed above.

The Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system at its Belgian subsidiary during the first quarter of 2006. The implementation is part of a Company-wide initiative to replace its many stand-alone legacy computer systems with a more efficient fully integrated global system. As a matter of course in such implementations, certain internal controls surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed. The ERP system implemented in Belgium was previously successfully implemented by the Company in certain of its U.S. facilities. The phased-in approach the Company is taking reduces the risks associated with making these changes, and in addition, the Company is taking the necessary steps to monitor and maintain appropriate internal controls during these implementations. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1. Legal Proceedings

See Note 8, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On October 27, 2005, the Company’s Board of Directors authorized the purchase, at management’s discretion, of up to an aggregate of $25 million in market value of shares of the Company’s capital stock in open market transactions. The buyback program will be completed or cancelled within twelve months of the authorization date. There were no purchases of equity securities during the first quarter of 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Rogers’ Annual Meeting of Shareholders was held on April 28, 2006, during the second fiscal quarter of 2006.

(b)	All of the matters voted upon were approved and the specific votes are as follows:

1.	To elect the members of the Board of Directors:

	Number of Shares

Name	For	Withheld

Leonard M. Baker	15,526,048	90,753
Walter E. Boomer	15,578,640	38,161
Charles M. Brennan, III	15,062,640	554,161
Edward L. Diefenthal	15,544,376	72,425
Gregory B. Howey	15,043,244	573,557
Leonard R. Jaskol	15,062,707	554,094
Carol R. Jensen	15,597,840	18,961
Eileen S. Kraus	15,061,354	555,447
William E. Mitchell	15,112,075	504,726
Robert G. Paul	15,062,640	554,161
Robert D. Wachob	15,579,896	36,905

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

Number of Shares

For	Against	Abstentions
15,102,849	513,709	243

Item 6. Exhibits

List of Exhibits:

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

10m-4	Fourth Amendment to Multicurrency Revolving Credit Agreement, dated as of March 31, 2006, filed herewith.

10o-1
First Amendment to Rogers Corporation Amended and Restated Pension Restoration Plan**, dated February 27, 2006, filed as Exhibit 10o-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10r-3	Amendment No. 3 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10r-4	Amendment No. 4 to Summary of Director and Officer Compensation**, filed as Exhibit 10r-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10r-5	Amendment No. 5 to Summary of Director and Officer Compensation**, filed herewith.

10v-1	Amendment No. 1 to Schedule of Indemnification Agreements for Executives**, filed as Exhibit10v-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year-ended January 1, 2006*.

10x-1	Amendment No. 1 to Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10af
Officer Special Severance Agreement**, dated February 1, 2006, by and between Rogers and Dennis M. Loughran, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2006*.

10ag	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10ag-1	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed herewith.

10ah-1
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10ah-2	Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed herewith.

10ai	Revised Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10al-1
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan, filed as Exhibit 10a1-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10al-2	Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan,** filed herewith.

10am-1	Revised Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed herewith.

10ap	Form of Performance-Based Restricted Stock Award Agreement under the 2005 Plan** (filed as Exhibit 10.1 to Rogers’ Current Report on Form 8-K filed on March 22, 2006)*.

10aq	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1988 Plan**, filed herewith.

10ar	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed herewith.

10as	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed herewith.

10at	Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, with vesting) under the 1988 Plan**, filed herewith.

10au	Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, without vesting) under the 1988 Plan**, filed herewith.

10av	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1990 Plan**, filed herewith.

10aw	Form of Non-Qualified Stock Option Agreement (for Employees, with vesting) under the 1994 Plan**, filed herewith.

10ax	Form of Non-Qualified Stock Option Agreement (for Employees, without vesting) under the 1994 Plan**, filed herewith.

10ay	Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed herewith.

10az	Form of Incentive Stock Option Agreement (with vesting) under the 2005 Plan**, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

31(a)	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31(b)	Certification of Vice President, Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32(a)
Certification of President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

ROGERS CORPORATION (Registrant)

/s/ Dennis M. Loughran	/s/ Paul B. Middleton
Dennis M. Loughran	Paul B. Middleton
Vice President, Finance and Chief Financial Officer Principal Financial Officer	Corporate Controller Principal Accounting Officer

Dated: May 12, 2006