Form 10-Q
period 2006-07-02
ROGERS CORP
filed 2006-08-11
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number 1-4347

ROGERS CORPORATION
(Exact name of Registrant as specified in its charter)

Massachusetts	06-0513860
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

P.O. Box 188, One Technology Drive, Rogers, Connecticut	06263-0188
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant's common stock as of July 28, 2006 was 17,518,565.

ROGERS CORPORATION
FORM 10-Q
July 2, 2006

TABLE OF CONTENTS

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Statements of Financial Position	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

Part II - Other Information

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits	29

Signatures		31

Exhibits:
Exhibit 10al-2	Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Equity Compensation Plan
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I - Financial Information

Item 1. Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended			Six Months Ended
	July 2, 2006		July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$104,781		$84,633	$207,913	$172,736
Cost of sales	70,784		60,256	137,629	124,955
Gross margin	33,997		24,377	70,284	47,781

Selling and administrative expenses	14,244		15,122	31,629	29,524
Research and development expenses	6,009		5,177	11,970	10,236
Impairment charges	11,272		20,030	11,272	20,030
Operating income (loss)	2,472		(15,952)	15,413	(12,009)

Equity income (loss) in unconsolidated joint ventures	1,644		(331)	4,534	1,400
Other income (expense), net	934		10	917	852
Interest income (expense), net	629		134	979	362
Income (loss) before income taxes	5,679		(16,139)	21,843	(9,395)

Income tax expense (benefit)	1,682		(7,326)	5,238	(5,707)
Net income (loss)	$3,997		$(8,813)	$16,605	$(3,688)
Net income (loss) per share:
Basic	$0.24	$	(0.54)	$1.00	$(0.23)
Diluted	$0.23	$	(0.54)	$0.97	$(0.23)
Shares used in computing:
Basic	16,773,458		16,271,291	16,629,763	16,337,836
Diluted	17,223,857		16,271,291	17,093,534	16,337,836

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)
	July 2, 2006	January 1, 2006
Assets
Current assets
Cash and cash equivalents	$79,130	$46,401
Accounts receivable, less allowance for doubtful accounts of $2,051 and $1,768	76,541	62,850
Accounts receivable from joint ventures	4,357	5,570
Note receivable	2,100	2,100
Inventories	54,769	43,502
Current deferred income taxes	11,356	10,823
Asbestos-related insurance receivables	7,023	7,023
Other current assets	4,542	2,761
Total current assets	239,818	181,030

Note receivable	2,100	2,100
Property, plant and equipment, net of accumulated depreciation of $131,711 and $120,721	132,786	131,616
Investments in unconsolidated joint ventures	23,764	20,260
Pension asset	6,667	6,667
Goodwill	10,656	21,928
Other intangible assets	588	764
Asbestos-related insurance receivables	30,581	30,581
Other assets	4,547	5,654
Total assets	$451,507	$400,600

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$19,674	$18,992
Accrued employee benefits and compensation	25,972	13,916
Accrued income taxes payable	5,956	7,209
Asbestos-related liabilities	7,023	7,023
Other accrued liabilities	11,131	10,226
Total current liabilities	69,756	57,366

Deferred income taxes	4,498	6,359
Pension liability	15,370	16,973
Retiree health care and life insurance benefits	7,048	7,048
Asbestos-related liabilities	30,867	30,867
Other long-term liabilities	949	1,737
Commitments and contingencies	-	-

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,797,470 and 16,255,024 shares issued and outstanding	16,798	16,255
Additional paid-in capital	51,358	31,220
Retained earnings	247,591	230,986
Accumulated other comprehensive income	7,272	1,789
Total shareholders' equity	323,019	280,250
Total liabilities and shareholders' equity	$451,507	$400,600

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Six Months Ended
	July 2, 2006	July 3, 2005
Operating Activities:
Net Income (loss)	$16,605	$(3,688)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,367	10,476
Stock-based compensation expense	1,629	-
Deferred income taxes and taxes payable	875	(8,118)
Equity in undistributed income of unconsolidated joint ventures, net	(4,534)	(1,400)
Dividends received from unconsolidated joint ventures	986	2,813
Pension and postretirement benefits	(1,790)	707
Tax benefit related to stock award plans	(3,787)	-
Impairment charges	11,272	20,030
Other, net	1,123	(3,168)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(12,791)	3,794
Accounts receivable, joint ventures	1,213	(2,071)
Inventories	(10,561)	5,323
Other current assets	(1,755)	138
Accounts payable and other accrued expenses	11,549	(10,795)
Net cash provided by operating activities	19,401	14,041
Investing Activities:
Capital expenditures	(5,689)	(12,051)
Proceeds from short-term investments	-	2,000
Net cash used in investing activities	(5,689)	(10,051)

Financing Activities:
Proceeds from sale of capital stock, net	14,634	3,691
Tax benefit related to stock award plans	3,787	-
Proceeds from issuance of shares to employee stock purchase plan	473	897
Purchase of stock from shareholders	-	(11,987)
Net cash provided by (used in) financing activities	18,894	(7,399)

Effect of exchange rate fluctuations on cash	123	(466)
Net increase (decrease) in cash and cash equivalents	32,729	(3,875)

Cash and cash equivalents at beginning of year	46,401	37,967
Cash and cash equivalents at end of quarter	$79,130	$34,092
Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$467	$806

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

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

Income Taxes

The Company’s effective tax rate was 29.6% and (45.4%), respectively, for the three-month periods ended July 2, 2006 and July 3, 2005 and 24.0% and (60.7%) for the first six months of 2006 and 2005, respectively. The Company’s effective tax rate was impacted by the tax benefit associated with the impairment charges recorded in the second quarter of 2006, which increased the effective tax rate by 6 percentage points during the quarter and 1 percentage point year-to-date, and in the second quarter of 2005, which benefited the effective tax rate by 61 percentage points during the quarter and 81 percentage points year-to-date. Excluding the impact of these impairment charges, the Company’s annualized effective tax rate was 23% and 20%, respectively, as of the end of the second quarter of 2006 and 2005. In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity and foreign tax credits that reduced the effective tax rate by 11 percentage points and 1 percentage point, respectively. In 2005, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 4 and 2 percentage points, respectively. Income tax payments were $3.7 million and $21,000, respectively, for the three months ended July 2, 2006 and July 3, 2005 and $3.7 million and $41,000, respectively, for the first six months of 2006 and 2005, respectively.

Inventories

Inventories were as follows:
(Dollars in thousands)	July 2, 2006	January 1, 2006

Raw materials	$15,695	$12,450
Work-in-process	9,918	8,750
Finished goods	29,156	22,302
Total	$54,769	$43,502

Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended July 2, 2006 and July 3, 2005 was as follows:
	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(Dollars in thousands)
Net income (loss)	$3,997	$(8,813)	$16,605	$(3,688)
Foreign currency translation adjustments	2,888	(2,460)	5,483	(4,297)
Comprehensive income (loss)	$6,885	$(11,273)	$22,088	$(7,985)

Accumulated balances related to each component of accumulated other comprehensive income as of July 2, 2006 and January 1, 2006 were as follows:
(Dollars in thousands)	July 2, 2006	January 1, 2006

Foreign currency translation adjustments	$11,226	$5,743
Minimum pension liability, net of taxes	(3,954)	(3,954)
Accumulated other comprehensive income	$7,272	$1,789

Recent Accounting Standards

In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

On January 2, 2006 (the first day of the 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R. Under this transition method, compensation cost recognized in 2006 includes the following: (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Equity Compensation Awards

Stock Options

The Company currently grants stock options under various equity compensation plans. While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries of the grant dates. The maximum contractual term for all options is ten years.

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

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. The fair value of options granted during the first quarter and first half of 2006 and the first quarter and first half of 2005 were calculated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Options granted	33,384	346,512	178,634	352,533
Weighted average exercise price	$55.25	$35.23	$49.35	$35.36
Weighted-average grant date fair value	$25.81	$15.43	$22.80	$15.49
Assumptions:
Expected volatility	38.63%	39.80%	38.52%	37.79
Expected term (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	5.05%	2.96%	4.68%	2.96
Expected dividend yield	-	-	-	-

Expected volatility - The Company is responsible for estimating volatility and has considered a number of factors, including historical volatility and implied volatility, when estimating volatility. For options granted prior to 2006, the Company used historical volatility to estimate grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to relying on a blended rate of historical and implied volatility. The Company believes that this blended volatility measure results in a more accurate estimate of grant-date fair value of stock options because it takes into account the market’s expectations of future volatility.

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

Expected dividend yield - The Company currently does not pay dividends on its common stock; therefore, no expected dividend yield was used in the Black-Scholes model.

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

A summary of the activity under the Company’s stock option plans as of July 2, 2006 and changes during the three and six month periods then ended, is presented below:
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at April 2, 2006	2,363,247	$36.10
Options granted	33,384	55.25
Options exercised	(163,206)	26.83
Options cancelled	(4,466)	43.79
Options outstanding at July 2, 2006	2,228,959	37.01	6.9	$38,897,696
Options exercisable at July 2, 2006	2,051,489	35.80	6.7	38,472,776
Options vested or expected to vest at July 2, 2006 *	2,223,635	37.06	6.9	38,884,949

* In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at January 1, 2006	2,566,313	$34.63
Options granted	178,634	49.35
Options exercised	(507,455)	28.97
Options cancelled	(8,533)	46.77
Options outstanding at July 2, 2006	2,228,959	37.10

During the three and six month periods ended July 2, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $4.4 million and $10.1 million, respectively, and the total amount of cash received from the exercise of these options was $4.3 million and $14.6 million, respectively. The total grant-date fair value of stock options that vested during the three and six month periods ended July 2, 2006 was approximately $404,000 and $672,000, respectively.

As of July 2, 2006, there was $4.6 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The Company will recognize compensation expense on these awards ratably over the vesting period. The fair value of the award will be determined based on the market value of the underlying stock price at the grant date. The amount of compensation expense recognized over the vesting period will be based on the Company’s projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure. If, at any point during the vesting period, the Company concludes that the ultimate result of this measure will change from that originally projected, the Company will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period. In the first quarter of 2006, the Company granted restricted stock awards for 65,800 shares under this program and recognized approximately $100,000 in compensation cost. Also in the first quarter of 2006, the Company granted an additional one-time award to a certain executive that vests based on the completion of a three-year requisite service period measured from the grant date. This award cliff vests at the end of the three-year period and compensation expense will be recognized ratably over the requisite service period. The Company recognized an immaterial amount of compensation expense associated with this award in the first quarter of 2006. In total, compensation cost for the second quarter and remaining quarters of 2006 related to these restricted stock awards is approximately $600,000 per quarter. No additional restricted stock awards were granted in the second quarter of 2006.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, options to purchase shares of the Company’s common stock at the end of the respective offering period. The Company offers two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP plan contains a look-back feature that allows the employee to acquire stock at the underlying market price at the beginning or end of the respective period; whichever is lower, at a 15% discount from the market price. Under SFAS 123R, the Company will recognize compensation expense on these options ratably over the offering period based on the fair value of the anticipated number shares that will be issued at the end of each respective period. Compensation expense will be adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. In the second quarter and first half of 2006, the Company recognized approximately $113,000 and $225,000, respectively, of compensation expense associated with the plan.

Liability Based Awards

Stock Appreciation Rights
The Company offers stock appreciation rights (SARs) to certain employees. These rights vest in 1/3rd increments on the 2nd, 3rd and 4th anniversary dates of the grant and expire on the 10th anniversary of the grant date or three months after termination, whichever occurs first. These rights can only be settled in cash and, therefore, qualify as liability-based awards under SFAS 123R. The Company will recognize compensation expense on these rights ratably over the vesting period. The fair value of the award will be determined using the Black-Scholes option-pricing model and, since these awards are liability awards, the awards will be revalued at each reporting period and compensation expense will be adjusted accordingly. Assumptions used in the Black-Scholes model are consistent with those disclosed in the stock option discussion above. The Company recognized approximately $7,000 and $48,000, respectively, of compensation expense in the second quarter and first half of 2006 associated with the rights.

Impact on Earnings

As a result of adopting SFAS 123R on January 2, 2006, the Company’s net income before taxes for the three and six-month periods ended July 2, 2006 are lower by $1.1 million and $1.6 million, respectively, and net income for the three and six-month periods ended July 2, 2006 are lower by $0.9 million and $1.3 million, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share were lower for the three month periods ended July 2, 2006 by $0.05 each and were lower by $0.08 and $0.07, respectively, for the six month periods ended July 2, 2006 than if the Company had continued to account for share-based compensation under APB 25.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and six month periods ending July 3, 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro-forma net income and earnings per share for the second quarter of fiscal 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

(Dollars in thousands, except per share amounts)	July 3, 2005
	Three Months Ended	Six Months Ended
Net loss, as reported	$ (8,813)	$ (3,688)
Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	4,148	4,953
Pro-forma net income (loss)	$ (12,961)	$ (8,641)

Basic earnings per share
As reported	$(0.54)	$(0.23)
Pro-forma	(0.80)	(0.53)

Diluted earnings per share
As reported	$(0.54)	$(0.23)
Pro-forma	(0.80)	(0.53)

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, “Earnings per Share”, for the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Numerator:
Net income (loss)	$3,997	$(8,813)	$16,605	$(3,688)

Denominator:
Denominator for basic earnings per share -weighted-average shares	16,773	16,271	16,630	16,338
Effect of dilutive stock options	451	--	464	--
Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	17,224	16,271	17,094	16,338

Basic earnings per share	$0.24	$(0.54)	$1.00	$(0.23)
Diluted earnings per share	$0.23	$(0.54)	$0.97	$(0.23)

Note 4 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$1,083	$1,041	$2,266	$2,085	$188	$173	$375	$346
Interest cost	1,700	1,646	3,410	3,250	143	156	286	311
Expected return on plan assets	(2,195)	(2,041)	(4,331)	(4,023)	--	--	--
Amortization of prior service cost	115	106	231	231	--	--	--
Amortization of net loss	114	215	283	329	44	83	89	165
Net periodic benefit cost	$817	$967	$1,859	$1,872	$375	$412	$750	$822

Employer Contributions

The Company made no contributions to its qualified defined benefit pension plans in the second quarter of 2006 and $1.8 million of contributions in the first quarter of 2006 (contributions approximated $2.0 million for the full year 2005). The Company also made approximately $91,000 and $291,000 in contributions (benefit payments) to its non-qualified defined benefit plans during the second quarter and first half of 2006, respectively (contributions were approximately $325,000 in 2005). Subsequent to July 2, 2006 and prior to the filing of this Form 10-Q, the Company made an additional contribution to its qualified defined benefit pension plans of approximately $3.5 million, which brought one of its two plans to a 100% funded status.

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

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the Company believes that drug benefits offered to the salaried retirees under postretirement welfare plans will qualify for subsidy under Medicare Part D. The reduction in expense related to the Act was approximately $336,000 in 2005 and $181,500 in the first half of 2006. The reduction for anticipated expenses during 2006 related to the Act is approximately $363,000, of which approximately $91,000 was recognized during both the first and second quarters of 2006, respectively. The amount of the subsidy during 2006 is expected to be approximately $36,000.

Note 5 - Equity

Common Stock Repurchase

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. This repurchase plan was scheduled to expire on October 28, 2005; however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of an additional $25 million in market value of common stock over a 12 month period. Under the current buyback program the Company has repurchased approximately 93,800 shares of common stock at an aggregate purchase price of $3.6 million. There were no repurchases made in the first half of 2006 and authorization to repurchase approximately $21.4 million of common stock remains under the current program.

Note 6 - Segment Information

The following table sets forth the information about the Company’s operating segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Printed Circuit Materials
Net sales	$35,854	$33,819	$72,201	$70,599
Operating income	3,863	4,311	8,757	8,378

High Performance Foams
Net sales	$26,094	$20,934	$51,561	$42,817
Operating income	6,491	5,349	13,201	10,994

Custom Electrical Components
Net sales	$30,463	$17,694	$59,248	$35,689
Operating income (loss)	3,763	(995)	5,411	(1,505)

Other Polymer Products
Net sales	$12,370	$12,186	$24,904	$23,631
Operating income (loss)(*)	(11,645)	(24,617)	(11,956)	(29,877)

* Includes impairment charges of $8.9 million, net of tax, in the second quarter of 2006 and $13.2 million, net of tax, in the second quarter of 2005.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 7 - Joint Ventures

As of July 2, 2006, the Company had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting. Equity income from these joint ventures of $4.5 million and $1.4 million for the first six months of 2006 and 2005 is included in the consolidated statements of income. Each of the joint ventures is described below:

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers Inoac Corporation	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

The summarized financial information for these joint ventures for the six-month periods ended July 2, 2006 and July 3, 2005 is as follows:

(Dollars in thousands)	July 2, 2006	July 3, 2005
Net sales	$44,208	$35,350
Gross profit	16,062	9,684
Net income	9,068	2,800

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

Note 8 - Commitments and Contingencies

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with SFAS No. 5 (FAS 5), Accounting for Contingencies. In the fourth quarter of 2004, the Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s plan of remediation, which was also subsequently accepted by the Town of Manchester. In the second half of 2005, the Company commenced remediation procedures at the site, which was completed in the first half of 2006. Billings related to the remediation approximated the original accrual and are substantially complete as of the end of the second quarter of 2006. The Company is currently in the monitoring stages of the remediation and will be responsible for such monitoring for at least two years after completion of the remediation. The costs of monitoring, which are not expected to be material, will be treated as period expenses as incurred.

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

PCB Contamination

The Company has been working with the CT DEP and Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. This Groundwater Remedial Action Plan was prepared to address PCB’s that are present in the shallow groundwater and competent bedrock. The Company is in the process of determining the extent of PCB contamination in the groundwater prior to implementing the Groundwater Remedial Action Plan. In the first quarter of 2006, additional contamination was found in well clusters installed along the edge of the building and the Company subsequently installed additional clusters, which tested negative for contamination. The Company is currently working with the CT DEP to finalize a remedial action plan based on these latest results. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time and has not recorded a reserve as of July 2, 2006 related to this issue. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site.

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

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of July 2, 2006, there were approximately 160 pending claims compared to 215 pending claims at January 1, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against a number of defendants, including the Company, increased in 2001, 2002 and the first half of 2003 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. In addition, a significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi beginning in 2002 and extended through mid-year 2003. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a large number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company increased in 2004, then decreased in 2005. At this time, the Company cannot accurately estimate if the full year rate of such filings against the Company will continue to decline in 2006.

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

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as 1 and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In the first half of 2006, the Company was able to have approximately 40 claims dismissed, including 18 in the second quarter of 2006, and settled 10 claims, including 4 in the second quarter of 2006. For the full year 2005, the Company previously disclosed that approximately 99 claims were dismissed; however, in the second quarter of 2006, the Company received new information from its legal counsel reporting that approximately 158 claims were dismissed during 2005. Approximately 12 claims were settled in 2005. The majority of costs have been paid by the Company’s insurance carriers, including the majority of costs associated with the small number of cases that have been settled. Payments related to such settlements were approximately $2 million in the first half of 2006, including approximately $1 million in the second quarter of 2006, and $4.4 million in all of 2005. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

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

To date, the Company’s primary insurance carriers have provided for substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continue, the Company and its primary insurance carriers have determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the primary insurance carriers would continue to pay legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. A definitive cost sharing agreement has been negotiated amongst the primary insurance carriers and the Company that is expected to be finalized during the third quarter of 2006. The cost sharing formula in the definitive agreement is essentially the same as the one currently being used by the respective parties.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the success in resolving claims against the Company. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005. These amounts are currently reflected in the Company’s financial statements at July 2, 2006 as no material changes occurred during the quarter that would cause the Company to believe that an additional update to the analysis was required. The Company plans to have the analysis updated again at the end of 2006.

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

Other Environmental and Legal Matters

•
In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The initial assessment on the site has been completed and has confirmed that there is contamination. The Company believes that such contamination is historical and occurred prior to its occupation of the facility. Also, the Company is in the process of relocating this operation from Korea to its manufacturing facility in Suzhou, China. Based on this information and the fact that the Company will be finished with the relocation in the second half of 2006, the Company believes it is under no current obligation to remediate the site and does not believe that it is probable that it will be responsible for any future remediation. The Company will continue to monitor this issue in the future.

•
The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site. In the first quarter of 2006, the Company increased its estimates of the potential remediation costs to a range of between $0.3 million and $1.0 million from its previous estimates of between $200,000 and $400,000. The Company increased its reserve in the first quarter of 2006 to approximate the low end of its updated range. In the second quarter of 2006, the Company decided to conduct a more thorough investigation of the site to determine the extent of the contamination and to develop a more accurate assessment of the potential costs associated with any remediation plan.

•
In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believes that remediation procedures will have to be performed in order to successfully sell the property. Therefore, the Company obtained an assessment, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005. The timing of any potential remediation action is largely dependent upon the progress the company makes in its efforts to sell this facility and no definitive timetable has currently been established.

•
In the second quarter of 2006, a former customer of the Company’s polyolefin foam business filed suit against the Company for a multitude of alleged improprieties, including breach of contract. Although the Company has not been formally served in this lawsuit, the Company is currently in negotiations with this customer and intends to defend itself vigorously in this matter. As of the end of the second quarter of 2006, the Company believes that a loss in this matter is probable and estimates that the low end of the potential settlement range approximates $0.7 million, which has been accrued.

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

Note 9 - Impairment Charges

Polyolefin Foams

In the second quarter of 2005, the Company recorded a non-cash pre-tax charge of $21.4 million related to its polyolefin foams operating segment, which is aggregated in the Company’s Other Polymer Products reportable segment. This charge included a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. Furthermore, in the second quarter of 2006, the Company recorded an additional non-cash pre-tax charge of $6.3 million related to the impairment of goodwill related to the polyolefin foams operating segment, which is included in Impairment Charges on the Company’s statement of operations.

These charges are the result of the cumulative events that occurred since the purchase of the polyolefin foam business in the beginning of fiscal year 2002. At that time, the Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. At that time, the polyolefin business was experiencing significant operating losses and, during the second quarter of 2005, the Company concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products. This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets and resulted in the $21.4 million charge recorded in the second quarter of 2005.

Subsequent to the second quarter of 2005, the Company worked to improve the operating performance and cash flows of the newly restructured business. The Company shed its most unprofitable product lines, which resulted in the retention of one significant customer. In order to achieve acceptable profitability levels, the Company negotiated a prospective arrangement with this customer, which included a significant pricing increase and preferred supplier status for this particular product. This agreement would be effective for a one-year period beginning in January 2006. However, given the apparent mutually beneficial relationship with this customer at that time, the Company believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business. In particular, the Company believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace. At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth the Company had experienced with this customer since the acquisition of the business, which the Company believed would continue in the future. The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006. Overall, these projections supported the recoverability of the residual asset base of the polyolefin business and the Company determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, this customer approached the Company with a demand to significantly reduce the pricing of its products, as well as to reduce volume levels of purchases from the Company. Although this demand is not prohibited in the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that are inconsistent with previous projections. This led the Company to begin negotiations on a new contract that would be effective after the existing contract expires at the end of 2006. The Company now believes that, even under the most favorable outcome, the results of this negotiation will have a significant negative impact on the long-term outlook of its polyolefin foam business as the business will be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins. The Company concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142. The impairment analysis, which was completed as part of the second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in the Company recording an impairment charge of $6.3 million in the second quarter of 2006 related to the goodwill associated with this business. Consequently, the polyolefin foam business has a remaining book value of approximately $1.5 million at July 2, 2006, comprised primarily of inventory and receivables, and no remaining intangible assets.

Polyester-Based Industrial Laminates

In the second quarter of 2006, the Company recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into the Company’s Other Polymer Products reportable segment. This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum. Over the past few years, the Company chose to change its strategic focus and long-term operational plans to the non-cable industry, which it believed would yield higher margins and less competition. In the second quarter of 2006, a customer notified the Company that a key program related to a new, emerging technology had been cancelled. This customer, a major automotive manufacturer, had initially designed the Company’s new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead. This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry. Rogers is currently evaluating other potential customers for this technology, but is currently not designed into any specific programs. The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacts the long-term forecasts and projections of the business and consequently, the current fair value of the business. The Company determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business. Consequently, the Company performed an impairment analysis on the PBIL operating segment under SFAS 142. In the previous impairment analysis prepared by the Company in the fourth quarter of 2005 as part of its annual valuation performed in accordance with SFAS 142, the Company utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time. As a result of the cancellation of the program, the Company revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices. The impairment analysis, which was completed as part of the second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in the Company recording an impairment charge of $5.0 million related to the goodwill associated with this business. The analysis did not result in the impairment of any of the entity’s other long-lived assets. Consequently, the PBIL business has a remaining book value of approximately $7.5 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

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

Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company’s operations. Such factors also apply to the Company’s joint ventures. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to this Form 10-Q and to the Company’s Form 10-K for the year-ended January 1, 2006.

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

The Company’s focus in the past few years has been to better align its business with its customers, which includes having manufacturing capacity close to its customers in order to be responsive to their needs and to manufacture the highest quality products. To reach these goals, the Company invested substantially in its operations in China, as many of its products, including electroluminescent (EL) lamps, busbars, and elastomer components and floats are now being manufactured at its campus in Suzhou, China. The Company continues to focus on the expansion of this facility, particularly as the demand for certain key products, such as EL lamps, continues to grow from its Asian customers. Most of the manufacturing capacity that has been placed in China is now operating at yield and efficiency levels comparable to its US and Belgian operations, allowing the Company to further leverage the favorable cost and tax structures available in China. Much of the Company’s recently experienced record operating results is directly attributable to the China operations and the increasing demand for the Company’s industry leading products. The Company continues to focus on growing its key strategic businesses, including its high frequency material products, its industry leading foam products, and the various products sold into the portable handheld communication market. It is also focused on realigning certain businesses, particularly in its Other Polymer Products reportable segment, to fit the long-term strategic goals of the Company and to bring that segment to acceptable profitability levels. As evidenced by the impairment charges recorded in the second quarter of 2006 on both its polyolefin foam and polyester-based industrial laminates businesses, the Company is aggressively evaluating the long-term prospects of each of its businesses in an effort to further strengthen its core product-base and to focus on the key businesses that management believes will allow the Company to continue to grow in the future. The Company is also focused on new business development as it has added resources to investigate and validate new business opportunities in its three strategic business segments to further drive the growth of the business. As a result of the substantial efforts made in the last few years to reshape and grow the business, the Company has experienced record sales and profit levels in 2006. Management believes that the Company has the necessary production capacity in place in its key markets to further grow its strategic businesses and believes that the strong performance experienced in the first half of 2006 will continue in the second half of 2006, resulting in record annual sales and profit levels.

Rogers continues to work diligently to constantly improve its processes and to expand its presence in the markets in which it participates. To help drive these improvements, the Company continues to invest in its Six Sigma® initiatives to help streamline and improve its processes - from manufacturing to transactional and from product to service. The Company continuously has projects in progress as it is focused on gaining both operational and transactional efficiencies as a result of its Six Sigma® efforts. The Company is also planning to further expand its manufacturing capacity in China for both the products that already are manufactured there, as well as other products, to further position itself to be close to its customers to enable the Company to be more responsive and serve them better. As with its past initiatives, the Company expects that these future undertakings better position the Company for the long-term, but will most likely result in certain short-term issues that the Company will need to work through to achieve the desired benefits.

Results of Operations

(Dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Sales	$104,781	$84,633	$207,913	$172,736
Manufacturing Margin %	32.4%	28.8%	33.8%	27.7%
Net Income (Loss) (*)	$3,997	$(8,813)	$16,605	$(3,688)
Net Income (Loss) as a % of Sales	3.8%	(10.4)%	8.0%	(2.1)%
Diluted EPS (*)	$0.23	$(0.54)	$0.97	$(0.23)

* Includes impairment charges of $8.9 million, net of tax, ($0.52 impact on diluted EPS) in the second quarter of 2006 and $13.2 million, net of tax, ($0.81 impact on diluted EPS) in the second quarter of 2005.

The second quarter of 2006 produced a second straight quarterly record for sales. In the second quarter and first six months of 2006, sales were $104.8 million and $207.9 million, respectively, an increase of 24% and 20% compared to the second quarter and first six months of 2005. Earnings per diluted share for the quarter was $0.23, which included a $0.52 charge related to the impairment of certain assets related to the Company polyolefin foam and polyester-based industrial laminates operating segments, as compared to $(0.54) for the comparable quarter in 2005, which included an $0.81 charge related to the impairment of certain assets of the Company’s polyolefin foam operating segment. This growth in both sales and earnings was driven by the Company’s three strategic reportable segments, led by Custom Electrical Components (CEC), which experienced increased sales of more than 72% quarter over quarter and 66% over the same six-month periods in 2006 and 2005, and its High Performance Foams (HPF) segment, which experienced increased sales volumes of 25% and 20% for the comparable three-month and six-month periods in 2006 and 2005, respectively. These reportable segments also experienced strong operational improvements, with CEC experiencing a substantial improvement in its operating results in 2006 as compared to 2005 (operating losses of $1.0 million and $1.5 million, respectively, in the second quarter and first six-months of 2005 as compared to operating income of $3.8 million and $5.4 million, respectively, in the second quarter and first six-months of 2006) and HPF reporting operating income increases of over 21% and 20%, respectively, in the second quarter and first half of 2006 as compared to the same periods in 2005. Also, equity income from the Company’s unconsolidated joint ventures increased by $2.0 million in the second quarter of 2006 as compared to the second quarter of 2005 and by $3.1 million in the first six months of 2006 as compared to the first six months of 2005. The Company’s foam joint venture in Suzhou was the primary driver of this increase, as this was a new joint venture in 2005 with limited production and sales volumes in the first half of 2005.

Rogers’ management team believes that the Company is well positioned to continue to take advantage of the significant market opportunities available to it during the remainder of 2006 and beyond. The efforts the Company has made in the last few years to establish and expand production in China, to restructure certain businesses, and to invest in new business development, have all laid the foundation for the continued growth of the Company. Management believes that the Company has ample capacity for growth in each of its key businesses, which provides significant operating leverage as sales growth is recognized, and has plans to further expand the production capacity of certain key strategic products. Based on all these factors, the Company believes it is in a position to experience record results over the remainder of 2006; however, as with any business, the Company’s sales volumes are impacted and can swing significantly based on a variety of factors, including, but not limited to: end user market trends, the activities of suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. For further discussion of the Company’s risk factors, see the Risk Factors section in Item 1A of this Form 10-Q and to the Company’s Form 10-K for the year-ended January 1, 2006. In the past, the Company has experienced upturns and downturns in its various businesses due to these varied factors and, while the Company has projected sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly.

Manufacturing Margins

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Manufacturing margin	$33,997	$24,377	$70,284	$47,781
Manufacturing margin as a % of net sales	32.4%	28.8%	33.8%	27.7%

Manufacturing margins as a percentage of sales increased from 28.8% in the second quarter of 2005 to 32.4% in the second quarter of 2006 and from 27.7% to 33.8% for the first six-month periods in 2005 and 2006, respectively. The year-over-year increases in margins are primarily the result of the significant improvement in operations in both the CEC and Other Polymer Product (OPP) segments. Margins in the CEC segment have improved substantially in 2006 (23 percentage point quarter-over-quarter and over 10 percentage points year-to-date) as a result of the significant increases in sales and the operational efficiencies achieved on new production capacity that was put in place in China late in 2005. In the OPP segment, margins have improved substantially due primarily to the restructuring of the polyolefin business and certain operational improvements experienced in its elastomer component and float business in China. As compared to the first quarter of 2006, margins in total have declined slightly from the record margin levels of over 35% achieved during that period. This sequential decline in margins is primarily the result of the downturn in the flexible circuit materials business in the second quarter of 2006; the continued shifting of the Company’s overall product sales mix, as more sales are being generated by the CEC segment, which has traditionally lower margins; and the higher costs of raw materials in certain segments.

Selling and Administrative Expenses

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Selling and administrative expenses	$14,244	$15,122	$31,629	$29,524
Selling and administrative expenses as a % of net sales	13.6%	17.9%	15.2%	17.1%

Selling and administrative expenses (S&A) decreased by 5.8% in the second quarter of 2006 as compared to the second quarter of 2005 and increased by 7.1% in the first half of 2006 as compared to the first half of 2005. Sequentially, S&A decreased from the first quarter of 2006 to the second quarter of 2006 by 18.1% ($17.4 million to $14.2 million). The primary drivers for these fluctuations in S&A expenses relate primarily to the timing of certain one-time accrual adjustments and favorable year-over-year accrual valuation adjustments offset by higher incentive compensation costs in 2006. For example, in the first quarter of 2006 the Company accrued for certain one-time costs associated with various product liability issues that did not reoccur in the second quarter of 2006. Also in the second quarter, the Company had certain favorable adjustments, such as the recognition of an over billing for certain costs associated with the Company’s workers compensation liability. As a percentage of sales, selling and administrative expenses decreased from 17.9% in the second quarter of 2005 to 13.6% in the second quarter of 2006 and from 17.1% to 15.2% in the first half of 2005 to the first half of 2006. These decreases are due to the reasons previously described, as well as the significant increase in sales in 2006. The Company targets 14% of sales as its ideal S&A expense level, but does not expect the second quarter 2006 results to necessarily be indicative of the expense levels going forward.

Also impacting S&A expenses in 2006 was the adoption of Statement of Financial Accounts Standard No. 123 (revised 2004) Share-Based Payment (SFAS 123R) in the first quarter of 2006, which resulted in the recording of equity-based compensation expense in the Company’s income statement. The Company has four types of stock-based compensation instruments affected by the adoption: stock options, restricted stock, an employee stock purchase plan (ESPP), and stock appreciation rights. Compensation cost for each of these plans is calculated on the date of grant using the fair value of the underlying compensation instrument, which is determined by the Black-Scholes valuation model for stock options, stock appreciation rights, and options to acquire shares under the ESPP, and the underlying fair value of the Company’s stock on the grant date for restricted stock awards.

In the second quarter and first six months of 2006, the Company recognized $1.1 million and $1.6 million, respectively, of total equity-based compensation expense as a result of the adoption of SFAS 123R, which impacted diluted earnings per share for the comparable time periods by $0.05 and $0.07, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method proscribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application allowed the Company to recognize compensation cost beginning with the effective date based on the requirement of SFAS 123R for all share-based awards granted after the effective date and based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remained unvested on the effective date. Under the modified prospective application, prior periods are not restated for the effect of SFAS 123R. The Company used the straight-line attribution method for all options granted prior to the adoption of SFAS 123R, except for those options accelerated in 2005 as described below. The Company will continue to use the straight-line attribution method for all options granted subsequent to the adoption of SFAS 123R.

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

As of July 2, 2006, the total compensation cost related to unvested stock option awards not yet recognized in the statement of income was approximately $4.6 million, which will be recognized over a weighted-average period of 2.6 years. The Company anticipates the compensation cost for all equity compensation plans to be approximately $1.1 million in each of the third and fourth quarters of 2006.

See Note 2 to the Company’s Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Company’s adoption of SFAS 123R.

Research and Development Expenses

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Research and development expenses	$6,009	$5,177	$11,970	$10,236
Research and Development expenses as a % of net sales	5.7%	6.1%	5.8%	5.9%

Research and development (R&D) expenses increased 16.1% from $5.2 million in the second quarter of 2005 to $6.0 million in the second quarter of 2006. For the first six months of 2006, research and development expenses were $12.0 million, an increase of $1.7 million over the first six months of 2005. As a percentage of sales, research and development expenses were 5.7% in the second quarter of 2006 as compared to 6.1% in the comparable prior period. On a year-to-date basis, R&D expenses as a percentage of net sales were relatively consistent at 5.8% in 2006 as compared to 5.9% in 2005. The Company plans to reinvest approximately 6% of sales in R&D activities each year and its second quarter and year-to-date 2006 spending rates are slightly below these targets, primarily as a result of the sales growth experienced in 2006 and the timing of R&D projects. The increase in the overall spending levels can be attributed to the Company’s focus on continually investing in R&D, both its efforts to seek out new technologies and to improve the technology and products in its current portfolio, as well as researching new business development opportunities to further expand and grow the business. The Company believes that technology is one of the cornerstones of the Company’s past success and that its future success is dependent on the continued focus on its research and development initiatives.

Impairment Charges

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Impairment Charges	$11,272	$20,030	$11,272	$20,030

Polyolefin Foams

In the second quarter of 2005, the Company recorded a non-cash pre-tax charge of $21.4 million related to its polyolefin foams operating segment, which is aggregated in the Company’s Other Polymer Products reportable segment. This charge included a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. Furthermore, in the second quarter of 2006, the Company recorded an additional non-cash pre-tax charge of $6.3 million related to the impairment of goodwill related to the polyolefin foams operating segment, which is included in Impairment Charges on the Company’s statement of operations.

These charges are the result of the cumulative events that occurred since the purchase of the polyolefin foam business in the beginning of fiscal year 2002. At that time, the Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. At that time, the polyolefin business was experiencing significant operating losses and, during the second quarter of 2005, the Company concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products. This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets and resulted in the $21.4 million charge recorded in the second quarter of 2005.

Subsequent to the second quarter of 2005, the Company worked to improve the operating performance and cash flows of the newly restructured business. The Company shed its most unprofitable product lines, which resulted in the retention of one significant customer. In order to achieve acceptable profitability levels, the Company negotiated a prospective arrangement with this customer, which included a significant pricing increase and preferred supplier status for this particular product. This agreement would be effective for a one-year period beginning in January 2006. However, given the apparent mutually beneficial relationship with this customer at that time, the Company believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business. In particular, the Company believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace. At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth the Company had experienced with this customer since the acquisition of the business, which the Company believed would continue in the future. The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006. Overall, these projections supported the recoverability of the residual asset base of the polyolefin business and the Company determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, this customer approached the Company with a demand to significantly reduce the pricing of its products, as well as to reduce volume levels of purchases from the Company. Although this demand is not prohibited in the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that are inconsistent with previous projections. This led the Company to begin negotiations on a new contract that would be effective after the existing contract expires at the end of 2006. The Company now believes that, even under the most favorable outcome, the results of this negotiation will have a significant negative impact on the long-term outlook of its polyolefin foam business as the business will be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins. The Company concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142. The impairment analysis, which was completed as part of the second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in the Company recording an impairment charge of $6.3 million in the second quarter of 2006 related to the goodwill associated with this business. Consequently, the polyolefin foam business has a remaining book value of approximately $1.5 million at July 2, 2006, comprised primarily of inventory and receivables, and no remaining intangible assets.

Polyester-Based Industrial Laminates

In the second quarter of 2006, the Company recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into the Company’s Other Polymer Products reportable segment. This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum. Over the past few years, the Company chose to change its strategic focus and long-term operational plans to the non-cable industry, which it believed would yield higher margins and less competition. In the second quarter of 2006, a customer notified the Company that a key program related to a new, emerging technology had been cancelled. This customer, a major automotive manufacturer, had initially designed the Company’s new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead. This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry. Rogers is currently evaluating other potential customers for this technology, but is currently not designed into any specific programs. The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacts the long-term forecasts and projections of the business and consequently, the current fair value of the business. The Company determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business. Consequently, the Company performed an impairment analysis on the PBIL operating segment under SFAS 142. In the previous impairment analysis prepared by the Company in the fourth quarter of 2005 as part of its annual valuation performed in accordance with SFAS 142, the Company utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time. As a result of the cancellation of the program, the Company revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices. The impairment analysis, which was completed as part of the second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in the Company recording an impairment charge of $5.0 million related to the goodwill associated with this business. The analysis did not result in the impairment of any of the entity’s other long-lived assets. Consequently, the PBIL business has a remaining book value of approximately $7.5 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Equity Income (Loss) in Unconsolidated Joint Ventures	$1,644	$(331)	$4,534	$1,400

Equity income (loss) in unconsolidated joint ventures increased substantially in 2006 as compared to 2005 from a loss of $0.3 million in the second quarter of 2005 to income of $1.6 million in the second quarter of 2006 and from income of $1.4 million in the first half of 2005 to income of $4.5 million in the first half of 2006. These substantial improvements were primarily due to the success of the Company’s high performance foams joint ventures, Rogers Inoac Suzhou Corporation (RIS) and Rogers Inoac Corporation (RIC). In particular, RIS started operations in China in early 2005 and experienced operating losses in the first half of the year. This entity began to contribute positively to the Company’s results in the fourth quarter of 2005 and has continued this positive trend in 2006. Sequentially, equity income from joint ventures decreased in the second quarter of 2006 from the first quarter of 2006 from $2.9 million to $1.6 million, respectively, as the strong sales experienced by RIS in the first quarter were the result of orders that accumulated during the start-up of the entity and filled in the first quarter of 2006. Once these orders were filled, production levels declined in the second quarter of 2006 to levels that the Company believes are lower than normally anticipated. Results at the Company’s joint venture in Taiwan, Rogers Chan Chung Technologies, Inc. (RCCT) also contributed positively to the improved results in 2006 as the entity’s sales levels increased as a result of being designed into more programs in 2006 than in 2005.

Other Income (Expense)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Other Income, Net	$934	$10	$917	$852

Other income increased from effectively break-even in the second quarter of 2005 to $0.9 million in the second quarter of 2006. On a year-to-date basis, other income stayed relatively consistent. The primary reason for the increase in other income quarter over quarter was due to certain one-time factors, such as an increase in foreign exchange gains during the second quarter of 2006, the inclusion of certain costs associated with the finalization of the Cellect purchase that occurred in the second quarter of 2005 that did not occur in the second quarter of 2006, and an increase in commission income from the Company’s joint venture, Polyimide Laminate Systems (PLS), partially offset by a decline in royalty income as certain royalty agreements are coming to an end.

Provision (Benefit) for Income Taxes

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Provision (Benefit) for Income Taxes	$1,682	$(7,326)	$5,238	$(5,707)
Effective Income Tax Rate	29.6%	(45.4)%	24.0%	(60.7)%

The Company’s effective tax rate was 29.6% and (45.4%), respectively, for the three-month periods ended July 2, 2006 and July 3, 2005 and 24.0% and (60.7%) for the first six months of 2006 and 2005, respectively. The Company’s effective tax rate was impacted by the tax benefit associated with the impairment charges recorded in the second quarter of 2006, which increased the effective tax rate by 6 percentage points during the quarter and 1 percentage point year-to-date, and in the second quarter of 2005, which benefited the effective tax rate by 61 percentage points during the quarter and 81 percentage points year-to-date. Excluding the impact of these impairment charges, the Company’s annualized effective tax rate was 23% and 20%, respectively, as of the end of the second quarter of 2006 and 2005. In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity and foreign tax credits that reduced the effective tax rate by 11 percentage points and 1 percentage point, respectively. The research and development credit expired as of December 31, 2005. The Company anticipates that it will be reinstated retroactively, and if it is, the benefit of that credit will be reflected at that time in the annual effective tax rate used for 2006 results to date. The effective tax rate also benefited in 2006 from increased activity in jurisdictions with lower tax rates. In 2005, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by 7, 4 and 2 percentage points, respectively. As a result of the benefit related to the impairment charges for which tax deductions will be realized over an extended time period, the Company’s deferred tax liabilities decreased by approximately $2.4 million and $8.1 million as of July 2, 2006 and July 3, 2005, respectively. Income tax payments were $3.7 million and $21,000 for the three months ended July 2, 2006 and July 3, 2005 and $3.7 million and $41,000 for the first six months of 2006 and 2005, respectively.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Sales	$35,854	$33,819	$72,201	$70,599
Operating Income	3,863	4,311	8,757	8,378
Operating Income as a % of Net Sales	10.8%	12.7%	12.1%	11.9%

The Company’s Printed Circuit Materials (PCM) reportable segment is comprised of its flexible and high frequency circuit material products. Net sales for PCM in the second quarter and first six months of 2006 were $35.9 million and $72.2 million, respectively, an increase of 6.0% and 2.3%, respectively, over the comparable periods in 2005. Operating income, as a percentage of sales, declined in the second quarter of 2006 from the second quarter of 2005 and remained relatively comparable on a year-to-date basis. These fluctuations were driven by an increase in sales of high frequency material products of 10% in the first half of 2006 and almost 14% in the second quarter of 2006 as compared to the same prior year period, partially offset by a decline in sales in the flexible circuit business of 15% and 14%, respectively, over the same time periods, which caused unfavorable operating leverage in this business and partially mitigated the sales increases in high frequency. The overall increase in sales in this segment was driven in part by on-going cellular communication infrastructure installations in emerging global locations. Sales into the portable communication devices market remained consistent in 2006, while sales into the hard disk drive and storage system markets were stronger. Rogers’ recently introduced new next generation products into the portable communication, hard disk drive and consumer electronic markets, which are expected to further drive future business growth. The Company continues to work to address the recent decline in business in its flexible materials segment and anticipates certain favorable results as new programs are started; however, it further anticipates that current sales levels will continue into the third quarter of 2006.

High Performance Foams

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Sales	$26,094	$20,934	$51,561	$42,817
Operating Income	6,491	5,349	13,201	10,994
Operating Income as a % of Net Sales	24.9%	25.6%	25.6%	25.7%

The Company’s High Performance Foams (HPF) reportable segment is comprised of its Poron® and Bisco® foam products. Net sales in this segment increased almost 25% in the second quarter of 2006 as compared to the second quarter of 2005 and slightly over 20% for the comparable year-to-date periods in 2006 and 2005. Operating income as a percentage of sales remained relatively consistent across comparable periods in 2006 and 2005. The increase in sales was driven by strength across all geographic regions and most notably in the consumer products, portable communications devices, aerospace, mass transit and general industrial application markets. The segment continues to maintain a high level of operational efficiency and also continues to gain market share in its targeted high performance applications. Other significant influences on the record revenue performance of this segment in the first half of 2006 include the impact of a price increase in the second quarter of 2006, to address rising raw material costs, and a slight shift in sales mix to newer, higher-margin products.

Custom Electrical Components

(Dollars in thousands)	Three-Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Sales	$30,463	$17,694	$59,248	$35,689
Operating Income (Loss)	3,763	(995)	5,411	(1,505)
Operating Income (Loss) as a % of Net Sales	12.4%	(5.6)%	9.1%	(4.2)%

The Company’s Custom Electrical Components reportable segment is comprised of the following products: electroluminescent (EL) lamps, inverters, and power distribution components. Net sales in this segment increased by 72% in the second quarter of 2006 as compared to the second quarter of 2005 and by 66% in the first half of 2006 compared to the first half of 2005. Operating results also improved from a loss of $1.0 million in the second quarter of 2005 to a profit of $3.8 million in the second quarter of 2006 and from a loss of $1.5 million in the first half of 2005 to a profit of $5.4 million in the first half of 2006. These substantial improvements are the result of record quarterly sales for this segment and more effective operating leverage, particularly in China. The Company’s market share increased in the portable communication market, as more cell phone manufacturers are choosing Rogers’ products, particularly electroluminescent lamps, for their applications. The Company is utilizing the additional capacity added for EL lamp production in China in 2005 and plans to add even more capacity in the future to keep up with customer demand and work to further penetrate this market. Sales of the Company’s power distribution component products were also strong in 2006 as compared to 2005, up 16% quarter-over-quarter and almost 10% on a year-to-date basis, as the Company has begun to utilize the capacity added in China late in 2005 and as it further penetrates the Asian marketplace. The Company anticipates that sales levels will continue to grow in this segment for the remainder of 2006.

Other Polymer Products

(Dollars in thousands)	Three-Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Sales	$12,370	$12,186	$24,904	$23,631
Operating Loss	(11,645)	(24,617)	(11,956)	(29,877)
Operating Loss as a % of Net Sales	(94.1)%	(202.0)%	(48.0)%	(126.4)%

The Company’s Other Polymer Products (OPP) reportable segment consists of the following products: elastomer rollers, floats, polyolefin foams, non-woven materials and polyester-based industrial laminates. Net sales in this segment remained relatively consistent quarter-over-quarter and increased slightly over 5% on a year-to-date basis. Operating results in 2006 included $11.3 million of one-time non-cash charges related to the impairment of certain assets of its polyolefin foams and polyester-based industrial laminates operating segments and operating results in 2005 included $21.4 million of one-time non-cash charges related to the impairment of certain assets of its polyolefin foams operating segment. Excluding these charges, the segment experienced operating losses of $0.4 million and $0.7 million, respectively, in the second quarter and first half of 2006 (3.0% and 2.7%, respectively, as a percentage of net sales) and operating losses of $3.3 million and $8.6 million, respectively, in the second quarter and first half of 2005 (27.2% and 36.3%, respectively, as a percentage of net sales). For further discussion of these charges, see “Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The Company is aggressively working to align the long-term strategic focus of each of the businesses aggregated into this reportable segment with the Company’s overall vision and goals. Management is committed to continue to work to bring each of these businesses to an acceptable level of profitability, and has taken strong strides in this direction as a result of the recent restructuring of some of these businesses, such as the polyolefin foams and elastomer components and floats. Excluding the impairment charges, operating results have shifted from significant losses in 2005 to effectively break-even levels in 2006. The Company is continuing to evaluate other opportunities to further improve the results of this segment, but anticipates that the current operating results of this segment are indicative of the results that will be experienced in the next quarter.

Liquidity, Capital Resources and Financial Position

Rogers’ management believes that the Company’s ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company’s strong financial position at the end of the second quarter of 2006. The Company remains essentially debt free and is able to finance its operating needs through internally generated funds. Management believes that over the next twelve months internally generated funds plus available lines of credit will be sufficient to meet the capital expenditure requirements and ongoing needs of the business. However, the Company continually reviews and evaluates the adequacy of its lending facilities and relationships.

At the end of the second quarter of 2006, cash, cash equivalents and short-term investments totaled $79.1 million as compared to $46.4 million at January 1, 2006 and $65.2 million at the end of the first quarter of 2006. Cash increased as a result of the strong performance of the Company during the first half of 2006, a relatively low level of capital expenditures ($5.7 million year-to-date in 2006 as compared to $12.1 million over the comparable period in 2005; although the Company anticipates total expenditures for the year to approximate $30-$35 million) and the fact that the Company has not repurchased any stock during 2006 (as compared to $12.0 million in repurchases in 2005). Also, the Company has received approximately $14.6 million in cash as a result of the exercise of stock options during the first half of 2006. Working capital increased to $170.1 million at the end of the second quarter of 2006 from $123.7 million at year-end 2005 and $149.8 million at the end of the first quarter of 2006. The Company continuously studies methods and vehicles to invest its excess cash in order to prudently maximize returns on its strong cash flows.

Cash flows from operations were approximately $19.4 million in the first half of 2006 as compared to $14.0 million in the first half of 2005. The first six months of 2006 operating cash flows are driven primarily by the strong operating results of the Company, with net income of $16.6 million, including $8.9 million in impairment charges, net of tax, and depreciation and amortization of $9.4 million, offset by an increase in the Company’s operating assets and liabilities of $12.3 million, as both accounts receivable and inventory levels increased in 2006 as a result of the increased sales levels and increased production to meet related customer demand. Additionally, the Company made a $1.8 million contribution to its qualified defined benefit pension plans in the first quarter of 2006 and no contributions in the second quarter of 2006. Subsequent to July 2, 2006 and prior to the filing of this Form 10-Q, the Company made an additional contribution to its qualified defined benefit pension plans of approximately $3.5 million, which brought one of its two plans to a 100% funded status.

Significant changes in the Company’s balance sheet accounts are as follows:

o
Accounts receivable increased by $13.7 million from $62.9 million at year-end 2005 to $76.5 million at the end of the second quarter of 2006 primarily as a result of the record sales levels experienced in the second quarter of 2006.

o
Inventories increased by $11.3 million from $43.5 million at January 1, 2006 to $54.8 million at July 2, 2006. This increase is the result of the Company’s decision to build inventory to meet anticipated customer demand, particularly for flexible circuit, polyurethane foam and electroluminescent lamp products. Also, the increase in manufacturing capacity in China has led to additional inventories on hand at the end of the period.

o
Accrued employee benefits and compensation increased from $13.9 million at January 1, 2006 to $26.0 million at July 2, 2006 due mainly to annual incentive compensation and commission accruals commensurate with the strong performance experienced in the first half of 2006 and the anticipated strong financial performance of the Company over the remainder of 2006.

o
Shareholders equity increased by $42.8 million from $280.3 million at January 1, 2006 to $323.0 million at July 2, 2006 as a result of the strong performance of the Company in the first half of 2006 with net income of $16.6 million, stock option exercises that contributed approximately $14.6 million to equity in the first half of the year, and the tax benefit associated with the exercise of these options, which increased shareholders’ equity by approximately $3.8 million.

Contingencies

During the second quarter of 2006, the Company did not become aware of any material developments related to environmental matters or other contingencies, other than those disclosed in Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on the Company’s financial condition or results of operations.

Recent Accounting Standards

In June 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies during the second quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers’ exposure to market risk during the second quarter of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers’ 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

a.
As of the end of the period covered by this report, the management of Rogers conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company’s internal control over financial reporting related to the Company’s controls over the accounting for income taxes as discussed below and as reported in the Company’s Annual Report on Form 10-K for the year-ended January 1, 2006, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2006, the Company’s disclosure controls and procedures were not effective.

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

During the first half of 2006, the Company began the process of implementing controls and procedures to address the material weakness identified as of January 1, 2006 and believes that, once fully implemented, these controls and procedures will correct the material weakness discussed above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On October 27, 2005, the Company’s Board of Directors authorized the purchase, at management’s discretion, of up to an aggregate of $25 million in market value of shares of the Company’s capital stock in open market transactions. The buyback program will be completed or cancelled within twelve months of the authorization date. There were no purchases of equity securities during the first half of 2006.

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

10al-2	Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

31(a)	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31(b)	Certification of Vice President, Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32
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

/s/ Dennis M. Loughran	ROGERS CORPORATION (Registrant) /s/ Paul B. Middleton
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Paul B. Middleton Corporate Controller Principal Accounting Officer

Dated: August 11, 2006