Form 10-Q
period 2006-10-01
ROGERS CORP
filed 2006-11-20
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
_______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐Accelerated Filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Ruler 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant's common stock as of October 27, 2006 was 17,628,098.

ROGERS CORPORATION
FORM 10-Q
October 1, 2006

	TABLE OF CONTENTS

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Statements of Financial Position	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	30

Signatures		31

Exhibits:

Exhibit 10r-6	Amendment No. 6 to Summary of Director and Officer Compensation
Exhibit 10aj-1	First Amendment to Rogers Corporation 2005 Equity Compensation Plan (the “2005 Plan”)
Exhibit 10aj-2	Second Amendment to the 2005 Plan
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I - Financial Information
Item 1. Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales	$123,951	$85,391	$331,863	$258,127
Cost of sales	85,446	61,072	223,074	186,027
Gross margin	38,505	24,319	108,789	72,100

Selling and administrative expenses	15,495	12,369	47,123	41,893
Research and development expenses	6,016	4,897	17,986	15,133
Impairment charges	-	-	11,272	20,030
Operating income (loss)	16,994	7,053	32,408	(4,956)

Equity income in unconsolidated joint ventures	1,437	601	5,971	2,003
Other income , net	700	399	1,617	1,251
Interest income , net	607	194	1,585	556
Income (loss) before income taxes	19,738	8,247	41,581	(1,146)

Income tax expense (benefit)	2,559	(1,630)	7,798	(7,335)

Net income	$17,179	$9,877	$33,783	$6,189

Net income per share:
Basic	$1.02	$0.61	$2.02	$0.38
Diluted	$0.99	$0.59	$1.92	$0.37

Shares used in computing:
Basic	16,845,874	16,267,116	16,702,800	16,314,263
Diluted	17,327,140	16,726,537	17,551,484	16,755,947

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)
	October 1, 2006	January 1, 2006
Assets
Current assets
Cash and cash equivalents	$33,731	$22,001
Short-term investments	43,718	24,400
Accounts receivable, less allowance for doubtful accounts of $2,357 and $1,768	89,210	59,474
Accounts receivable from joint ventures	5,145	5,570
Accounts receivable, other	5,950	3,376
Note receivable	2,100	2,100
Inventories	62,251	43,502
Current deferred income taxes	14,477	10,823
Asbestos-related insurance receivables	7,023	7,023
Other current assets	3,555	2,761
Total current assets	267,160	181,030

Note receivable	2,100	2,100
Property, plant and equipment, net of accumulated depreciation of $136,004 and $120,721	134,244	131,616
Investments in unconsolidated joint ventures	23,318	20,260
Pension asset	6,667	6,667
Goodwill	10,656	21,928
Other intangible assets	487	764
Asbestos-related insurance receivables	30,581	30,581
Other assets	6,230	5,654
Total assets	$481,443	$400,600

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$31,295	$18,992
Accrued employee benefits and compensation	29,377	13,916
Accrued income taxes payable	6,421	7,209
Asbestos-related liabilities	7,023	7,023
Other accrued liabilities	15,112	10,226
Total current liabilities	89,228	57,366

Deferred income taxes	3,320	6,359
Pension liability	7,016	16,973
Retiree health care and life insurance benefits	7,048	7,048
Asbestos-related liabilities	30,867	30,867
Other long-term liabilities	1,031	1,737
Commitments and contingencies	-	-

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 17,616,928 and 16,255,024 shares issued and outstanding	17,617	16,255
Additional paid-in capital	54,217	31,220
Retained earnings	264,767	230,986
Accumulated other comprehensive income	6,332	1,789
Total shareholders' equity	342,933	280,250
Total liabilities and shareholders' equity	$481,443	$400,600

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Nine Months Ended
	October 1, 2006	October 2, 2005
Operating Activities:
Net Income	$33,783	$6,189
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,216	14,658
Stock-based compensation expense	2,759	-
Deferred income taxes and taxes payable	(951)	(9,941)
Equity in undistributed income of unconsolidated joint ventures, net	(5,971)	(2,003)
Dividends received from unconsolidated joint ventures	2,906	2,813
Pension and postretirement benefits	(3,477)	1,859
Tax benefit related to stock award plans	(4,489)	-
Impairment charges	11,272	20,030
Other, net	(3,390)	(2,802)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(31,539)	(3,670)
Accounts receivable, joint ventures	425	(729)
Inventories	(18,166)	6,062
Other current assets	(776)	(281)
Accounts payable and other accrued expenses	26,032	(7,352)
Net cash provided by operating activities	22,634	24,833

Investing Activities:
Capital expenditures	(13,498)	(25,297)
(Purchase of) proceeds from short-term investments	(19,386)	14,000
Net cash used in investing activities	(32,884)	(11,297)

Financing Activities:
Proceeds from sale of capital stock, net	16,371	4,064
Tax benefit related to stock award plans	4,489	-
Proceeds from issuance of shares to employee stock purchase plan	954	897
Purchase of stock from shareholders	-	(12,274)
Net cash provided by (used in) financing activities	21,814	(7,313)

Effect of exchange rate fluctuations on cash	166	(283)

Net increase in cash and cash equivalents	11,730	5,940

Cash and cash equivalents at beginning of year	22,001	10,717

Cash and cash equivalents at end of quarter	$33,731	$16,657

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$954	$806

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying statements of financial position and related interim statements of income and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.

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

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates fair market value.

Short-term investments represent investments in fixed and floating rate financial instruments with maturities of twelve months or less from time of purchase. These investments are recorded at amortized cost and are classified as held-to-maturity as the Company has the ability and intent to hold these investments to the maturity date. This quarter, the Company reclassified certain amounts associated with its investments in auction-rate securities from cash to short-term investments. Additionally, the Company reclassified the January 1, 2006 statement of financial position and cash flows to properly classify into short-term securities $24.4 million of auction-rate securities previously classified as cash.

Income Taxes

The Company’s effective tax rate was 13.0% and (19.8)%, respectively, for the three-month periods ended October 1, 2006 and October 2, 2005 and 18.8% and (640.1%), respectively, for the first nine months of 2006 and 2005. The Company’s effective tax rate was impacted by the tax benefit associated with the successful resolution of certain federal and state income tax audits during the quarter, which decreased the effective tax rate by 12 percentage points for the third quarter and six percentage points for the first nine months of 2006. In addition, the Company recorded a tax expense during the third quarter as a result of the reconciliation of the Company’s tax accounts, which increased the effective tax rate by three percentage points for the third quarter and two percentage points for the first nine months of 2006. The Company’s effective tax rate was also impacted by the tax benefit associated with the impairment charges recorded in the second quarter of 2006, which decreased the effective tax rate by six percentage points for the first nine months of 2006. In addition, the Company’s effective tax rate was impacted by the tax benefit associated with the impairment charge recorded in the second quarter of 2005, which benefited the effective tax rate by 717 percentage points during the first nine months of 2005. Excluding the impact of these items, the Company’s annualized effective tax rate was 22% and 20%, respectively, as of October 1, 2006 and October 2, 2005. In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity and foreign tax credits that reduced the effective tax rate by 11 percentage points and one percentage point, respectively. In 2005, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by seven, four and two percentage points, respectively. Income tax payments were $4.3 million and $46,500, respectively, for the three months ended October 1, 2006 and October 2, 2005 and $8.0 million and $87,500, respectively, for the first nine months of 2006 and 2005.

Inventories

Inventories were as follows:

(Dollars in thousands)	October 1, 2006	January 1, 2006

Raw materials	$15,620	$12,450
Work-in-process	8,256	8,750
Finished goods	38,375	22,302
Total	$62,251	$43,502

Comprehensive Income

Comprehensive income for the periods ended October 1, 2006 and October 2, 2005 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net income	$17,179	$9,877	$33,783	$6,189
Foreign currency translation adjustments	(941)	(1,149)	4,543	(5,446)
Comprehensive income	$16,238	$8,728	$38,326	$743

Accumulated balances related to each component of accumulated other comprehensive income as of October 1, 2006 and January 1, 2006 were as follows:

(Dollars in thousands)	October 1, 2006	January 1, 2006

Foreign currency translation adjustments	$10,286	$5,743
Minimum pension liability, net of taxes	(3,954)	(3,954)
Accumulated other comprehensive income	$6,332	$1,789

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, and report these changes in comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of SFAS 158 on its consolidated financial position.

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

In 2004, prior to the adoption of SFAS 123R, the Company immediately vested options for a total of 316,000 shares that were granted that year. The effect of this vesting increased 2004 pro-forma stock-based compensation expense by approximately $5.8 million. In November 2005, the Company accelerated the vesting of certain out-of-the money unvested non-qualified stock options granted in 2003, which increased 2005 pro-forma stock-based compensation expense by approximately $2.3 million. Also in 2005, the Company accelerated certain outstanding in-the-money unvested non-qualified stock options granted in 2002, which increased 2005 pro-forma stock-based compensation expense by approximately $0.5 million and resulted in an immaterial charge to earnings in 2005. Additionally, the Company immediately vested options for a total of 419,000 shares that were granted in 2005, which increased pro-forma stock-based compensation expense by approximately $6.9 million. For those stock options that were immediately vested in 2004 and 2005, shares obtained through these grants cannot be sold until after the fourth anniversary of the respective grant date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination. For those stock options with vesting schedules that were accelerated in 2005, any shares acquired pursuant to such accelerated vesting schedules cannot be sold until the original vesting date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination. Options issued to the Company’s Belgian employees and incentive stock options (ISOs) issued prior to the adoption of FAS 123R were not accelerated. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate future compensation expense that the Company would otherwise have been required to recognize in its statements of income beginning in the first quarter of 2006 in accordance with SFAS 123R.

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. The fair value of options granted during the third quarter and first nine months of 2006 and the third quarter and first nine months of 2005 were calculated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Options granted	2,500	10,929	180,179	363,462
Weighted average exercise price	$57.30	$39.46	$49.43	$35.48
Weighted-average grant date fair value	$26.41	$17.98	$22.82	$15.56
Assumptions:
Expected volatility	38.49%	39.70%	38.52%	39.79%
Expected term (in years)	6.25	6.25	6.25	6.25
Risk-free interest rate	4.77%	2.96%	4.68%	2.96%
Expected dividend yield	-	-	-	-

Expected volatility - The Company is responsible for estimating volatility and has considered a number of factors, including historical volatility and implied volatility, when estimating volatility. For options granted prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. The Company changed its method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to relying on a blended rate of historical and implied volatility. The Company believes that this blended volatility measure results in a more accurate estimate of the grant-date fair value of stock options because it takes into account the market’s expectations of future volatility.

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

Expected dividend yield - The Company currently does not pay dividends on its common stock; therefore, a dividend yield of 0% was used in the Black-Scholes model.

The Company recognizes expense using the straight-line attribution method for both pre- and post-adoption grants. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued subsequent to adoption of SFAS 123R. This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of the activity under the Company’s stock option plans as of October 1, 2006 and changes during the three and nine month periods then ended, is presented below:
	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at July 2, 2006	2,228,959	$37.10
Options granted	2,500	57.30
Options exercised	(81,315)	22.06
Options cancelled	(916)	50.67
Options outstanding at October 1, 2006	2,149,228	37.62	7.0	$51,861,996
Options exercisable at October 1, 2006	1,926,571	36.81	6.8	$48,049,653
Options vested or expected to vest at October 1, 2006 *	2,142,548	37.60	7.0	$51,577,175

* In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
	Options Outstanding	Weighted-Average Exercise Price Per Share
Options outstanding at January 1, 2006	2,566,313	$34.63
Options granted	180,179	49.43
Options exercised	(587,815)	28.02
Options cancelled	(9,449)	47.14
Options outstanding at October 1, 2006	2,149,228

During the three and nine month periods ended October 1, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.8 million and $11.9 million, respectively, and the total amount of cash received from the exercise of these options was $1.8 million and $16.5 million, respectively. The total grant-date fair value of stock options that vested during the three and nine month periods ended October 1, 2006 was approximately $410,000 and $1,081,000, respectively.

As of October 1, 2006, there was $4.3 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.8 years.

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

The Company recognizes compensation expense on these awards ratably over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date. The amount of compensation expense recognized over the vesting period is based on the Company’s projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure. If, at any point during the vesting period, the Company concludes that the ultimate result of this measure will change from that originally projected, the Company will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period. In the first quarter of 2006, the Company granted restricted stock awards for 65,800 shares under this program and recognized approximately $100,000 in compensation cost. Also in the first quarter of 2006, the Company granted an additional one-time award to a certain executive that vests based on the completion of a three-year requisite service period measured from the grant date. This award cliff vests at the end of the three-year period and compensation expense is recognized ratably over the requisite service period. The Company recognized $0.6 million and $1.3 million of compensation expense associated with this award in the three and nine month periods ended October 1, 2006, respectively. No additional restricted stock awards were granted in the third quarter of 2006.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at the end of the respective offering period. The Company offers two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP plan contains a look-back feature that allows the employee to acquire stock at the underlying market price at the beginning or end of the respective period; whichever is lower, at a 15% discount from the market price. Under SFAS 123R, the Company will recognize compensation expense on these options ratably over the offering period based on the fair value of the anticipated number shares that will be issued at the end of each respective period. Compensation expense will be adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. In the third quarter and first nine months of 2006, the Company recognized approximately $113,000 and $338,000, respectively, of compensation expense associated with the ESPP plan.

Liability Based Awards

Stock Appreciation Rights

Prior to the third quarter of 2006, the Company offered stock appreciation rights (SARs) to certain employees. These rights vested in one-third increments on the 2nd, 3rd and 4th anniversary dates of the grant and expire on the 10th anniversary of the grant date or three months after termination, whichever occurs first. These rights could only be settled in cash and, therefore, qualified as liability-based awards under SFAS 123R. The Company recognized compensation expense on these rights ratably over the vesting period. The fair value of the award was determined using the Black-Scholes option-pricing model and, since these awards were liability awards, the awards were revalued at each reporting period and compensation expense was adjusted accordingly. The expense recorded in the third quarter related to this program was minimal. As of the third quarter of 2006, the SAR program was discontinued and replaced by a cash-based incentive program based on service time with the Company.

Impact on Earnings

As a result of adopting SFAS 123R on January 2, 2006, the Company’s net income before taxes for the three and nine month periods ended October 1, 2006 are lower by $1.1 million and $2.8 million, respectively, and net income for the three and nine month periods ended October 1, 2006 are lower by $0.9 million and $2.1 million, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share were lower for the three month period ended October 1, 2006 by $0.05 each and were lower by $0.13 and $0.12, respectively, for the nine month period ended October 1, 2006 than if the Company had continued to account for share-based compensation under APB 25.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the three and nine month periods ending October 2, 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro-forma net income and earnings per share for the three and nine month periods ended October 1, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

(Dollars in thousands, except per share amounts)	October 2, 2005
	Three Months Ended	Nine Months Ended
Net income, as reported	$9,877	$6,189
Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	841	5,794
Pro-forma net income	$9,036	$395

Basic earnings per share
As reported	$0.61	$0.38
Pro-forma	0.56	0.02

Diluted earnings per share
As reported	$0.59	$0.37
Pro-forma	0.54	0.02

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, “Earnings per Share”, for the periods indicated:
	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share amounts)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Numerator:
Net income	$17,179	$9,877	$33,783	$6,189

Denominator:
Denominator for basic earnings per share - weighted-average shares	16,846	16,267	16,702	16,314
Effect of dilutive stock options	481	460	849	442
Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	17,327	16,727	17,551	16,756

Basic earnings per share	$1.02	$0.61	$2.02	$0.38
Diluted earnings per share	$0.99	$0.59	$1.92	$0.37

Note 4 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

	Pension Benefits				Retirement Health and Life Insurance Benefits
(Dollars in thousands)	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Service cost	$1,133	$1,042	$3,400	$3,127	$209	$160	$584	$506
Interest cost	1,705	1,625	5,115	4,876	138	111	424	422
Expected return on plan assets	(2,198)	(2,011)	(6,529)	(6,034)	--	--	--	--
Amortization of prior service cost	115	115	346	346	--	--	--	--
Amortization of net loss	141	165	424	494	32	(43)	121	122
Net periodic benefit cost	$896	$936	$2,756	$2,809	$379	$228	$1,129	$1,050

Employer Contributions

The Company made contributions of $8.4 million to its qualified defined benefit pension plans in the third quarter of 2006 and $10.2 million of contributions for the nine months ended October 1, 2006 (contributions approximated $2.0 million for the full year 2005). There were no contributions (benefit payments) made to the Company’s non-qualified defined benefit plans in the third quarter. Approximately $291,000 in contributions (benefit payments) to such non-qualified plans were made during the nine months ended October 1, 2006 (contributions were approximately $325,000 in 2005).

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

In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Although detailed regulations necessary to implement the Act have not yet been finalized, the Company believes that drug benefits offered to the salaried retirees under postretirement welfare plans will qualify for subsidy under Medicare Part D. The reduction in expense related to the Act was approximately $335,000 in 2005 and $273,000 in the first nine months of 2006. The reduction for anticipated expenses during 2006 related to the Act is approximately $363,000. The amount of the subsidy during 2006 is expected to be approximately $36,000.

Note 5 - Equity

Common Stock Repurchase

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. This repurchase plan was scheduled to expire on October 28, 2005, however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of an additional $25 million in market value of common stock over a 12 month period. Under the current buyback program, the Company repurchased approximately 93,800 shares of common stock at an aggregate purchase price of $3.6 million. There have been no repurchases to date in 2006, and in October 2006 the program expired with authorization to repurchase approximately $21.4 million of common stock remaining. No new repurchase program has been authorized.

Note 6 - Segment Information

The following table sets forth the information about the Company’s operating segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Printed Circuit Materials
Net sales	$39,942	$33,346	$112,142	$103,945
Operating income	$4,591	$4,349	$13,348	$12,755

High Performance Foams
Net sales	$26,117	$23,417	$77,678	$66,234
Operating income	$5,927	$4,630	$19,128	$15,585

Custom Electrical Components
Net sales	$46,009	$18,685	$105,257	$54,374
Operating income (loss)	$7,355	$(1,788)	$12,767	$(3,312)

Other Polymer Products
Net sales	$11,883	$9,943	$36,786	$33,574
Operating loss (*)	$(879)	$(138)	$(12,835)	$(29,984)

* Includes impairment charges of $8.9 million, net of tax, in the second quarter of 2006 and $13.2 million, net of tax, in the second quarter of 2005.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 7 - Joint Ventures

As of October 1, 2006, the Company had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting. Equity income from these joint ventures of $6.0 million and $2.0 million for the first nine months of 2006 and 2005, respectively, is included in the consolidated statements of income. Each of the joint ventures is described below:

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

The summarized financial information for these joint ventures for the nine month periods ended October 1, 2006 and October 2, 2005 is as follows:

(Dollars in thousands)	October 1, 2006	October 2, 2005

Net sales	$80,401	$68,206
Gross profit	20,582	14,279
Net income	11,942	4,006

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

Note 8 - Commitments and Contingencies

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc., a subsidiary of the Perstorp Group, located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5). In the fourth quarter of 2004, the Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s plan of remediation, which was also subsequently accepted by the Town of Manchester. In the second half of 2005, the Company commenced remediation procedures at the site, which were completed at the end of the second quarter of 2006. The Company is currently in the monitoring stages of the remediation and will be responsible for such monitoring for at least two years after completion of the remediation. The costs of monitoring, which are not expected to be material, will be treated as period expenses as incurred.

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

PCB Contamination

The Company has been working with the CT DEP and Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. This Groundwater Remedial Action Plan was prepared to address PCB’s that are present in the shallow groundwater and competent bedrock. The Company is in the process of determining the extent of PCB contamination in the groundwater prior to implementing the Groundwater Remedial Action Plan. In the first quarter of 2006, additional contamination was found in well clusters installed along the edge of the building and the Company subsequently installed additional clusters, which tested negative for contamination. The Company is currently working with the CT DEP to finalize a remedial action plan based on these latest results. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time and has not recorded a reserve as of October 1, 2006 related to this issue. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site.

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

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania, and Mississippi. As of October 1, 2006, there were approximately 157 pending claims compared to 215 pending claims at January 1, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against the Company increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company declined in 2005. At this time, the Company cannot accurately estimate if the full year rate of such filings against the Company will continue to decline in 2006.

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

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In the first nine months of 2006, the Company was able to have approximately 56 claims dismissed, including 16 in the third quarter of 2006, and settled 10 claims. For the full year 2005, the Company previously disclosed that approximately 99 claims were dismissed; however, in the second quarter of 2006, the Company received new information from its legal counsel reporting that approximately 158 claims were dismissed during 2005. Approximately 12 claims were settled in 2005. The majority of costs have been paid by the Company’s insurance carriers, including the majority of costs associated with the small number of cases that have been settled. Payments related to such settlements were approximately $1.8 million through the first nine months of 2006, and $4.4 million in all of 2005. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

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

The Company’s applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company’s primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appears to be three such primary carriers, all of which were put on notice of the litigation. Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has been engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh’s conclusions were based primarily on a review of the Company’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, and the experience of NERA and a review of NERA’s report.

•	Cost Sharing Agreement

To date, the Company’s primary insurance carriers have provided for substantially all of the legal and defense costs associated with its asbestos-related claims. However, as claims continued, the Company and its primary insurance carriers determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the Company and its primary insurance carriers would continue to pay legal and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. This interim agreement was superceded by a definitive cost sharing agreement, which was finalized on September 28, 2006. The cost sharing formula in the definitive agreement is essentially the same as the formula in the interim agreement.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company plans to have the projections of current and future asbestos claims periodically re-examined, and the Company will update them if needed based on its experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the success in resolving claims against the Company. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005. These amounts are currently reflected in the Company’s financial statements at October 1, 2006 as no material changes have occurred during the first nine months of 2006 that would cause the Company to believe that an additional update to the analysis was required. The Company plans to have the analysis updated again at the end of 2006.

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

Other Environmental and Legal Matters

•
In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The initial assessment on the site has been completed and has confirmed that there is contamination. The Company believes that such contamination is historical and occurred prior to its occupation of the facility. Also, the Company is in the process of relocating this operation from Korea to its manufacturing facility in Suzhou, China. Based on this information and the fact that the Company will be finished with the relocation by the end of 2006, the Company believes it is under no current obligation to remediate the site and does not believe that it is probable that it will be responsible for any future remediation. The Company will continue to monitor this issue in the future.

•
The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company is currently assessing this matter and believes that it is probable that a loss contingency exists relating to this site. In the first quarter of 2006, the Company increased its estimates of the potential remediation costs to a range of between $0.3 million and $1.0 million from its previous estimates of between $200,000 and $400,000. The Company increased its reserve in the first quarter of 2006 to approximate the low end of its updated range. In the third quarter of 2006, the Company completed additional testing and anticipates having enough information in the fourth quarter of 2006 to estimate remediation costs.

•
In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believes that remediation procedures will have to be performed in order to successfully sell the property. Therefore, the Company obtained an assessment, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005. As of the third quarter of 2006, remediation efforts have not yet begun on this facility. This facility is designated under the Voluntary Corrective Action Program in the State of Connecticut, which means that once remediation is voluntarily begun, it must be completed. This facility was designated as held-for-sale in the second quarter of 2005; however, as it became apparent to the Company that the future remediation efforts required would decrease the likelihood of the Company successfully selling this facility, the Company removed this designation in the fourth quarter of 2005. No material changes related to this site occurred as of the third quarter of 2006.

•
In the second quarter of 2006, a former customer of the Company’s polyolefin foam business filed suit against the Company for a multitude of alleged improprieties, including breach of contract. Although the Company has not been formally served in this lawsuit, the Company is currently in negotiations with this customer and intends to defend itself vigorously in this matter. As of the end of the third quarter of 2006, the Company believes that a loss in this matter is probable and estimates that the low end of the potential settlement range approximates $0.7 million, which has been accrued.

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

These charges are the result of the cumulative events that occurred since the purchase of the polyolefin foam business in the beginning of fiscal year 2002. At that time, the Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time, would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. At that time, the polyolefin business was experiencing significant operating losses and, during the second quarter of 2005, the Company concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products. This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and resulted in the $21.4 million charge recorded in the second quarter of 2005.

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

In the second quarter of 2006, this customer approached the Company with a demand to significantly reduce the pricing of its products, as well as to reduce volume levels of purchases from the Company. Although this demand is not prohibited in the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that are inconsistent with previous projections. This led the Company to begin negotiations on a new contract that would be effective after the existing contract expires at the end of 2006. The Company believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of its polyolefin foam business as the business would be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins. The Company concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142. The impairment analysis, which was completed as part of the second quarter closing process, resulted in the Company recording an impairment charge of $6.3 million in the second quarter of 2006 related to the goodwill associated with this business, which is aggregated into the Company’s Other Polymer Products reportable segment.

Polyester-Based Industrial Laminates

In the second quarter of 2006, the Company recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into the Company’s Other Polymer Products reportable segment. This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum. Over the past few years, the Company chose to change its strategic focus and long-term operational plans to the non-cable industry, which it believed would yield higher margins and less competition. In the second quarter of 2006, a customer notified the Company that a key program related to a new, emerging technology had been cancelled. This customer, a major automotive manufacturer, had initially designed the Company’s new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead. This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry. Rogers is currently evaluating other potential customers for this technology, but is currently not designed into any specific programs. The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacted the long-term forecasts and projections of the business and consequently, the fair value of the business. The Company determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business. Consequently, the Company performed an impairment analysis on the PBIL operating segment under SFAS 142. In the previous impairment analysis prepared by the Company in the fourth quarter of 2005 as part of its annual valuation performed in accordance with SFAS 142, the Company utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time. As a result of the cancellation of the program, the Company revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices. The impairment analysis, which was completed as part of the second quarter 2006 closing process, resulted in the Company recording an impairment charge of $5.0 million related to the goodwill associated with this business. The analysis did not result in the impairment of any of the entity’s other long-lived assets. Consequently, the PBIL business has a remaining book value of approximately $7.5 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

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

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in a variety of markets, including portable communications devices, communications infrastructure, computer and office equipment, ground transportation, aerospace and defense, and consumer markets. The Company generates revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications. As such, Rogers’ business is highly dependent, although indirectly, on market demand for these end-user products. The Company’s ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how the Company’s customers will react to these changing conditions. It is also highly limited due to the short lead times demanded by the Company’s customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company’s sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

The Company’s current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of its manufacturing facilities in Suzhou, China, which function as the Company’s manufacturing base to serve its customers in Asia. Rogers’ goal is to become the supplier of choice for its customers in all of the various markets in which the Company participates. To achieve this goal, the Company strives to make the best products in these respective markets and to deliver the highest level of service to its customers.

The Company’s focus in the past few years has been to better align its business with its customers, which includes having manufacturing capacity close to its customers in order to be responsive to their needs and to manufacture the highest quality products. To reach these goals, the Company invested significantly in its operations in China, as many of its products, including electroluminescent (EL) lamps, busbars, elastomer components and floats are now being manufactured at its campus in Suzhou, China. The Company continues to focus on the expansion of this facility, particularly as the demand for certain key products, such as EL lamps, continues to grow from its Asian customers. The Company has future plans to expand this facility’s manufacturing capacity to include high-frequency and flexible printed circuit materials, as well as new polyurethane foam capacity at its Rogers Inoac Suzhou Corporation (RIS) joint venture. Most of the manufacturing capacity that has been placed in China is now operating at yield and efficiency levels comparable to its US and Belgian operations, allowing the Company to further leverage the favorable cost and tax structures available in China. Much of the Company’s recently experienced record operating results are directly attributable to the China operations and the increasing demand for the Company’s industry leading products. The Company continues to focus on growing its key strategic businesses, particularly those that serve the portable communications devices markets, as well as its industry leading foam products. The Company is also focused on developing new markets, such as semiconductor thermal management, that it believes will provide growth opportunities for its specialty materials products. Accordingly, the Company recently announced a strategic partnership with Thermal Transfer Composites Corporation (TTC), a Company that has significant intellectual property associated with certain products in the semiconductor thermal management market. Under this agreement, the Company will support TTC’s research and development efforts that will enable the further development of TTC’s proprietary technology and also provide TTC with additional distribution channels to broaden its range of potential customers. The agreement also includes an option to buy the business after a set period of time if certain milestones are achieved. The Company believes that pursuing these types of arrangements with companies that have emerging technologies and products will help foster and drive its future growth and allow the Company to diversify its product and market base, while minimizing the risk to the Company. Rogers is also focused on realigning certain businesses, particularly in its Other Polymer Products reportable segment, to fit the long-term strategic goals of the Company and to bring that segment to acceptable profitability levels. As evidenced by the impairment charges recorded in the second quarter of 2006 on both its polyolefin foam and polyester-based industrial laminates businesses, the Company is aggressively evaluating the long-term prospects of each of its businesses in an effort to further strengthen its core product-base and to focus on the key businesses that management believes will allow the Company to continue to grow in the future. As a result of the substantial efforts made in the last few years to reshape and grow the business, the Company has experienced record sales and profit levels in 2006. Management believes that the Company is taking the steps to insure that it has the necessary production capacity in place in its key markets to further grow its strategic businesses and believes that the strong performance experienced in the first nine months of 2006 will continue in the fourth quarter, resulting in record annual sales and profit levels.

Rogers continues to work diligently to constantly improve its processes and to expand its presence in the markets in which it participates. To help drive these improvements, the Company continues to invest in its Six Sigma® initiatives to help streamline and improve its processes - from manufacturing to transactional and from product to service. The Company continuously has projects in progress as it is focused on gaining both operational and transactional efficiencies as a result of its Six Sigma® efforts. Also, as part of the efforts to standardize the operational and financial processes and procedures it relies upon around the world, the Company is focusing significant effort and making strong progress in the implementation of a global enterprise resource planning (ERP) system that will bring its worldwide locations under a common system and allow for timely sharing of information around the globe. As with its past initiatives, the Company expects that these future undertakings will better position the Company for the long-term, but that it will take some time before the Company is able to achieve the desired benefits.

Results of Operations

(Dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales	$123,951	$85,391	$331,863	$258,127
Manufacturing Margin %	31.1%	28.5%	32.8%	27.9%
Net Income (*)	$17,179	$9,877	$33,783	$6,189
Net Income as a % of Sales	13.9%	11.6%	10.2%	2.4%
Diluted EPS (*)	$0.99	$0.59	$1.92	$0.37

* Results for the nine month periods presented above include impairment charges of $8.9 million, net of tax, ($0.51 impact on diluted EPS) recorded in the second quarter of 2006 and $13.2 million, net of tax, ($0.81 impact on diluted EPS) recorded in the second quarter of 2005.

The third quarter of 2006 produced another quarterly record for sales. In the third quarter and first nine months of 2006, sales were $124.0 million and $331.9 million, respectively, an increase of 45% and 29%, respectively, compared to the third quarter and first nine-months of 2005. Earnings per diluted share for the quarter was $0.99, which included a $0.08 benefit related to the completion of an Internal Revenue Service (IRS) tax audit for tax years 2002 and 2003, as well as certain state tax audits, as compared to $0.59 in the third quarter of 2005, which included a $0.10 benefit from certain one-time tax adjustments related to the completion of tax audits associated with the Company’s Durel business. Earnings per diluted share for the nine month period ending October 1, 2006 was $1.92, which included the $0.09 tax benefit discussed above, as well as $0.51 in charges related to the impairment of certain assets related to the Company’s polyolefin foam and polyester-based industrial laminates businesses, as compared to $0.37 for the comparable nine month period in 2005, which included an $0.81 charge related to the impairment of certain assets of the Company’s polyolefin foam business. This growth in both sales and earnings was driven by the Company’s three strategic reportable segments, led by Custom Electrical Components (CEC), which experienced increased sales of more than 146% quarter over quarter and 94% over the same nine month periods in 2006 and 2005, Printed Circuit Materials (PCM), which achieved sales increases of 20% and 8%, respectively, for the comparable three and nine month periods in 2006 and 2005, and High Performance Foams (HPF), which experienced increased sales volumes of 12% and 17%, respectively, for the comparable three month and nine month periods in 2006 and 2005. These reportable segments also experienced strong operational improvements, with CEC experiencing a substantial improvement in its operating results in 2006 as compared to 2005 (operating losses of $1.8 million and $3.3 million, respectively, in the third quarter and first nine months of 2005 as compared to operating income of $7.4 million and $12.8 million, respectively, in the third quarter and first nine months of 2006) and PCM reporting operating income increases of approximately 5% in both the third quarter and first nine months of 2006 as compared to the same periods in 2005. Also, equity income from the Company’s unconsolidated joint ventures more than doubled from approximately $0.6 million in the third quarter of 2005 to $1.4 million in the third quarter of 2006 and from $2.0 million in the first nine months of 2005 to $6.0 million in the comparable period in 2006. The Company’s foam joint venture in Suzhou was the primary driver of this increase, as this was a new joint venture in 2005 that did not experience a ramp up in operations until the latter half of 2005.

Rogers’ management team believes that the Company is well positioned to continue to take advantage of the significant market opportunities available to it during the remainder of 2006 and beyond. The efforts the Company has made in the last few years to establish and expand production in China, to restructure certain businesses, and to invest in new business development, have all laid the foundation for the continued growth of the Company. Management believes that the Company has ample capacity for growth in each of its key businesses, which provides significant operating leverage as sales growth is recognized, and has plans to further expand the production capacity of certain key strategic products. Based on all these factors, the Company believes it is in a position to experience record results over the remainder of 2006; however, as with any business, the Company’s sales volumes are impacted and can swing significantly based on a variety of factors, including, but not limited to: end user market trends, the activities of suppliers and competitors, availability of raw materials, commercial success of new products, and market development activities. For further discussion of the Company’s risk factors, see the Risk Factors section in Item 1A of this Form 10-Q and of the Company’s Form 10-K for the year-ended January 1, 2006. In the past, the Company has experienced upturns and downturns in its various businesses due to these varied factors and, while the Company has projected sales volumes for resource planning and strategic considerations, the Company anticipates these factors will continue to impact actual results and its ability to accurately forecast and plan resources and initiatives accordingly.

Manufacturing Margins

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Manufacturing margin	$38,505	$24,319	$108,789	$72,100
Manufacturing margin as a % of net sales	31.1%	28.5%	32.8%	27.9%

Manufacturing margins as a percentage of sales increased from 28.5% in the third quarter of 2005 to 31.1% in the third quarter of 2006 and from 27.9% to 32.8%, respectively, for the comparable nine month periods in 2005 and 2006. The year-over-year increases in margins are primarily the result of the significant improvement in operations in both the CEC and Other Polymer Product (OPP) segments. Margins in the CEC segment have improved substantially in 2006 (19.5 percentage points quarter-over-quarter and over 13.6 percentage points year-to-date) as a result of the significant increases in sales and the operational efficiencies achieved on new production capacity that was put in place in China late in 2005. In the OPP segment, margins have improved substantially due primarily to the restructuring of the polyolefin business and certain operational improvements experienced in its elastomer component and float business in China. Although margin levels have increased as compared to the prior year, several factors have partially offset these increases in 2006, including (i) rising raw material prices, particularly copper prices in the printed circuit materials segment, (ii) vertical integration of certain production operations in the manufacturing of electroluminescent (EL) lamps that has been passed on to the customer at cost in efforts to expand the Company’s value proposition, and (iii) the use of a third-party contract manufacturer to supplement the Company’s internal EL lamp capacity when demand surges, as the Company has experienced in the first nine months of 2006. Also, negatively impacting margins is the decline in the flexible circuit business, as volumes have declined in 2006 as compared to 2005.

Selling and Administrative Expenses

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Selling and administrative expenses	$15,495	$12,369	$47,123	$41,893
Selling and administrative expenses as a % of net sales	12.5%	14.5%	14.2%	16.2%

Selling and administrative expenses (S&A) increased by 25% in the third quarter of 2006 as compared to the third quarter of 2005 and by 13% in the first nine months of 2006 as compared to the first nine months of 2005. The primary drivers for these increases in S&A expenses relate primarily to higher incentive compensation costs in 2006, which include charges for the following: (i) the adoption of Statement of Financial Accounts Standard No. 123 (revised 2004) Share-Based Payment (SFAS 123R) in the first quarter of 2006 that resulted in the recording of equity-based compensation expense for stock options and other compensation instruments of approximately $1.1 million in the third quarter of 2006 and approximately $2.8 million year-to-date in 2006, which were allocated 25% to S&A, 15% to Research and development (R&D) and 60% to cost of sales; (ii) higher sales commission expenses of $1.2 million year-to-date in 2006 as compared to $0.7 million for the comparable period in 2005 as a result of the record sales volumes experienced during the year; and (iii) higher annual projected bonus payouts as a result of the record earnings during 2006 that amounted to expense of approximately $9.0 million year-to-date and $3.0 million in the third quarter of 2006 as compared to an immaterial amount of expense in the comparable periods in 2005, which were allocated using a similar methodology as the incentive compensation costs described above. As a percentage of sales, selling and administrative expenses decreased from 14.5% in the third quarter of 2005 to 12.5% in the third quarter of 2006 and from 16.2% to 14.2% in the first nine months of 2005 compared to the first nine months of 2006. These decreases are due primarily to the significant increase in sales over the same comparable periods. The Company targets 14% of sales as its preferred S&A expense level.

Research and Development Expenses

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Research and development expenses	$6,016	$4,897	$17,986	$15,133
Research and development expenses as a % of net sales	4.9%	5.7%	5.4%	5.9%

R&D expenses increased 23% from $4.9 million in the third quarter of 2005 to $6.0 million in the third quarter of 2006. For the first nine months of 2006, R&D expenses were $18.0 million, an increase of $2.9 million over the first nine months of 2005. As a percentage of sales, research and development expenses were 4.9% and 5.4%, respectively, in the third quarter and first nine months of 2006, a decline from 5.7% and 5.9%, respectively, in the comparable prior periods. The Company still plans to reinvest approximately 6% of sales in R&D activities each year although its third quarter and year-to-date 2006 spending rates are slightly below these targets, primarily as a result of the sales growth experienced in 2006. The increase in the overall spending levels can be attributed to the Company’s focus on continually investing in R&D, both in its efforts to seek out new technologies and to improve the technology and products in its current portfolio, as well as exploring new business development opportunities to further expand and grow the business. The Company believes that technology is one of the cornerstones of the Company’s past success and that its future success is dependent on the continued focus on its research and development initiatives.

Impairment Charges

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Impairment Charges	$-	$-	$11,272	$20,030

Polyolefin Foams

In the second quarter of 2005, the Company recorded a non-cash pre-tax charge of $21.4 million related to its polyolefin foams operating segment, which is aggregated in the Company’s Other Polymer Products reportable segment. This charge included a $19.8 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. Furthermore, in the second quarter of 2006, the Company recorded an additional non-cash pre-tax charge of $6.3 million related to the impairment of goodwill related to the polyolefin foams operating segment. Both charges are included in Impairment Charges on the Company’s statement of operations for the respective periods.

These charges are the result of the cumulative events that occurred since the purchase of the polyolefin foam business in the beginning of fiscal year 2002. At that time, the Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and assess the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. At that time, the polyolefin business was experiencing significant operating losses and, during the second quarter of 2005, the Company concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products. This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets and resulted in the $21.4 million charge recorded in the second quarter of 2005.

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

In the second quarter of 2006, this customer approached the Company with a demand to significantly reduce the pricing of its products, as well as to reduce volume levels of purchases from the Company. Although this demand is not prohibited in the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that are inconsistent with previous projections. This led the Company to begin negotiations on a new contract that would be effective after the existing contract expires at the end of 2006. The Company believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of its polyolefin foam business as the business would be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins. The Company concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142. The impairment analysis, which was completed as part of the second quarter closing process, resulted in the Company recording an impairment charge of $6.3 million in the second quarter of 2006 related to the goodwill associated with this business, which is aggregated into the Company’s Other Polymer Products reportable segment.

Polyester-Based Industrial Laminates

In the second quarter of 2006, the Company recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into the Company’s Other Polymer Products reportable segment. This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum. Over the past few years, the Company chose to change its strategic focus and long-term operational plans to the non-cable industry, which it believed would yield higher margins and less competition. In the second quarter of 2006, a customer notified the Company that a key program related to a new, emerging technology had been cancelled. This customer, a major automotive manufacturer, had initially designed the Company’s new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead. This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry. Rogers is currently evaluating other potential customers for this technology, but is currently not designed into any specific programs. The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacted the long-term forecasts and projections of the business and consequently, the fair value of the business. The Company determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business. Consequently, the Company performed an impairment analysis on the PBIL operating segment under SFAS 142. In the previous impairment analysis prepared by the Company in the fourth quarter of 2005 as part of its annual valuation performed in accordance with SFAS 142, the Company utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time. As a result of the cancellation of the program, the Company revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices. The impairment analysis, which was completed as part of the second quarter 2006 closing process, resulted in the Company recording an impairment charge of $5.0 million related to the goodwill associated with this business. The analysis did not result in the impairment of any of the entity’s other long-lived assets. Consequently, the PBIL business has a remaining book value of approximately $7.5 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Equity Income in Unconsolidated Joint Ventures	$1,437	$601	$5,971	$2,003

Equity income in unconsolidated joint ventures increased substantially in 2006 as compared to 2005, from income of $0.6 million and $2.0 million, respectively, in the third quarter and first nine months of 2005 to income of $1.4 million and $6.0 million, respectively, in the comparable periods in 2006. These substantial improvements were primarily due to the success of the Company’s new high performance foams joint venture in Suzhou, China, RIS. RIS started operations in China in early 2005 and experienced operating losses in the first half of that year. This entity began to contribute positively to the Company’s results in the fourth quarter of 2005 and has continued this positive trend in 2006. Results at the Company’s joint venture in Taiwan, Rogers Chan Chung Technologies, Inc. (RCCT) also contributed positively to the improved results in 2006 as the entity’s sales levels increased as a result of being designed into more programs in 2006 than in 2005.

Other Income

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Other Income, Net	$700	$399	$1,617	$1,251

Other income increased slightly from $0.4 million and $1.3 million, respectively, in the third quarter and first nine months of 2005 to $0.7 million and $1.6 million, respectively, in the comparable periods in 2006. The primary reason for the increase in other income quarter over quarter was due to certain one-time factors, such as an increase in foreign exchange gains during 2006 and the inclusion of certain non-recurring costs associated with the finalization of the Cellect purchase that occurred in 2005, partially offset by a decline in royalty income as certain royalty agreements are coming to an end.

Provision (Benefit) for Income Taxes

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Provision (Benefit) for Income Taxes	$2,559	$(1,630)	$7,798	$(7,335)
Effective Income Tax Rate	13.0%	(19.8)%	18.8%	(640.1)%

The Company’s effective tax rate was 13.0% and (19.8)%, respectively, for the three-month periods ended October 1, 2006 and October 2, 2005 and 18.8% and (640.1%), respectively, for the first nine months of 2006 and 2005. The Company’s effective tax rate was impacted by the tax benefit associated with the successful resolution of certain federal and state income tax audits during the quarter, which decreased the effective tax rate by 12 percentage points for the third quarter and six percentage points for the first nine months of 2006. In addition, the Company recorded a tax expense during the third quarter as a result of the reconciliation of the Company’s tax accounts, which increased the effective tax rate by three percentage points for the third quarter and two percentage points for the first nine months of 2006. The Company’s effective tax rate was also impacted by the tax benefit associated with the impairment charges recorded in the second quarter of 2006, which decreased the effective tax rate by six percentage points for the first nine months of 2006 In addition, the Company’s effective tax rate was impacted by the tax benefit associated with the impairment charge recorded in the second quarter of 2005, which benefited the effective tax rate by 717 percentage points during the first nine months of 2005. Excluding the impact of these items, the Company’s annualized effective tax rate was 22% and 20%, respectively, as of October 1, 2006 and October 2, 2005. In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity and foreign tax credits that reduced the effective tax rate by 11 percentage points and one percentage point, respectively. The research and development credit expired as of December 31, 2005. The Company anticipates that it will be reinstated retroactively, and if it is, the benefit of that credit will be reflected at that time in the annual effective tax rate used for 2006 results to date. The effective tax rate also benefited in 2006 from increased activity in jurisdictions with lower tax rates. In 2005, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits and research and development credits, which reduced the effective tax rate by seven, four and two percentage points, respectively. As a result of the benefit related to the impairment charges for which tax deductions will be realized over an extended time period, the Company’s deferred tax liabilities decreased by approximately $2.4 million and $8.1 million as of October 1, 2006 and October 2, 2005, respectively. Income tax payments were $4.3 million and $46,500, respectively, for the three months ended October 1, 2006 and October 2, 2005 and $8.0 million and $87,500, respectively, for the first nine months of 2006 and 2005.

Segment Sales and Operations

Custom Electrical Components

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales	$46,009	$18,685	$105,257	$54,374
Operating Income (Loss)	7,355	(1,788)	12,767	(3,312)
Operating Income (Loss) as a % of Net Sales	16.0%	(9.6)%	12.1%	(6.1)%

The Company’s Custom Electrical Components reportable segment is comprised of the following products: electroluminescent (EL) lamps, inverters, and power distribution components. Net sales in this segment increased by 146% in the third quarter of 2006 as compared to the third quarter of 2005 and by 94% in the first nine months of 2006 compared to the first nine months of 2005. Operating results also improved from a loss of $1.8 million in the third quarter of 2005 to a profit of $7.4 million in the third quarter of 2006 and from a loss of $3.3 million in the first nine months of 2005 to a profit of $12.8 million in the first nine months of 2006. These substantial improvements are the result of record quarterly sales for this segment, primarily in the portable communication devices market, as more cell phone manufacturers are choosing Rogers’ products, particularly electroluminescent lamps, for their applications. The Company is planning to add more EL lamp production capacity in Suzhou in 2006 to keep pace with the current demand and to further penetrate this market. Consumer trends toward thin profile phones, with superior backlit keypads utilizing EL lamps, are expected to continue to drive sales in this segment through next year. Sales of the Company’s power distribution component products were also strong in 2006 as compared to 2005, up 35% quarter-over-quarter and 17% on a year-to-date basis, as the Company has begun to utilize the capacity added in China late in 2005 and as it further penetrates the Asian marketplace.

Printed Circuit Materials

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales	$39,942	$33,346	$112,142	$103,945
Operating Income	4,591	4,349	13,348	12,755
Operating Income as a % of Net Sales	11.5%	13.0%	11.9%	12.3%

The Company’s Printed Circuit Materials (PCM) reportable segment is comprised of its flexible and high frequency circuit material products. Net sales for PCM in the third quarter and first nine months of 2006 were $39.9 million and $112.1 million, respectively, an increase of 20% and 8%, respectively, over the comparable periods in 2005. Operating income, as a percentage of sales, declined in the third quarter of 2006 from the third quarter of 2005 and remained relatively comparable on a year-to-date basis. These fluctuations were driven by an increase in sales of high frequency material products of 17% in the first nine months of 2006 and 32% in the third quarter of 2006 as compared to the same prior year periods, partially offset by a decline in sales in the flexible circuit materials business of 13% and 7%, respectively, over the same time periods, which caused unfavorable operating leverage in this segment. The overall increase in sales in this segment was driven by sales into the segment’s key strategic end markets - cellular communications infrastructure and satellite dishes for television reception. This segment is also experiencing improved traction with its advanced circuit materials in smaller emerging markets, such as local area networks, semiconductor chip packaging, and WiFi and WiMAX as its high performance materials are uniquely suited for the increasingly higher data transmission rates required for newer small and large-scale wireless applications. Lastly, new applications are emerging with radio frequency (RFID) reader units. These sales increases were mitigated in part by the continued decline in sales into the portable communications market.

High Performance Foams

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales	$26,117	$23,417	$77,678	$66,234
Operating Income	5,927	4,630	19,128	15,585
Operating Income as a % of Net Sales	22.7%	19.8%	24.6%	23.5%

The Company’s High Performance Foams (HPF) reportable segment is comprised of its Poron® urethane and Bisco® silicone foam materials. Net sales in this segment increased 12% in the third quarter of 2006 as compared to the third quarter of 2005 and 17% for the comparable year-to-date periods in 2006 and 2005. Operating income as a percentage of sales increased slightly in 2006 as compared to 2005 for both the comparable quarter and year-to-date periods.  HPF materials are sold into every market segment the Company addresses, and most showed strength during the third quarter and first nine months of 2006. Thinner, low-density foam products introduced earlier in 2006 are selling well into a variety of handheld electronics products for cushioning and dust sealing applications. The Company is also starting to see interest in its foam materials in an increasing number of new applications in markets such as mass transit, medical devices and athletic gear.

Other Polymer Products

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Sales	$11,883	$9,943	$36,786	$33,574
Operating Loss	(879)	(138)	(12,835)	(29,984)
Operating Loss as a % of Net Sales	(7.4)%	(1.4)%	(34.9)%	(89.3)%

The Company’s Other Polymer Products (OPP) reportable segment consists of the following products: elastomer rollers, floats, polyolefin foams, non-woven materials and polyester-based industrial laminates. Net sales in this segment increased by 20% quarter-over-quarter and 10% on a year-to-date basis. The operating results in this segment declined as operating profits decreased $0.7 million quarter-over-quarter. Operating results for the first nine months of 2006 included $11.3 million of one-time non-cash charges related to the impairment of certain assets of its polyolefin foams and polyester-based industrial laminates operating segments and operating results in the first nine months of 2005 included $21.4 million of one-time non-cash charges related to the impairment of certain assets of its polyolefin foams operating segment. Excluding these charges, the segment experienced operating losses of $1.6 million and $8.6 million, respectively, in the first nine months of 2006 and 2005. (For further discussion of these charges, see the “Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1, footnote 9 to the unaudited consolidated financial statements in this report on Form 10-Q.) The Company is aggressively working to align the long-term strategic focus of each of the businesses aggregated into this reportable segment with the Company’s overall vision and goals. Management is committed to continue to work to bring each of these businesses to an acceptable level of profitability, and has taken strong strides in this direction as a result of the recent restructuring of certain businesses, as previously discussed. Excluding the impairment charges, operating results has shifted from losses of $0.1 million and $8.6 million, respectively, in the third quarter and first nine months of 2005 to losses of $0.9 million and $1.6 million, respectively, for the comparable periods in 2006. The Company is continuing to evaluate other opportunities to further improve the results of this segment, but anticipates that the current operating results of this segment are indicative of the results that will be experienced in the next quarter.

Liquidity, Capital Resources and Financial Position

Rogers’ management believes that the Company’s ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company’s strong financial position at the end of the third quarter of 2006. The Company remains debt free and is able to finance its operating needs through internally generated funds. Management believes that over the next twelve months internally generated funds plus available lines of credit will be sufficient to meet the capital expenditure requirements and ongoing needs of the business. As of October 1, 2006, Rogers had available for use a line of credit of $50.0 million in the United States, governed by certain financial covenants. This credit facility, which was set to expire on December 8, 2006, was terminated on November 13, 2006 and replaced with new credit facilities. Under the new facilities, the Company has available for use a total of $100.0 million governed by certain financial covenants. The new credit facilities bear interest at prime or LIBOR (at the Company’s discretion) plus an applicable margin based on the financial covenants. As of October 1, 2006, there were no borrowings outstanding on the terminated credit facility and Rogers was in compliance with the covenants therein and, currently there are no borrowings outstanding under the new credit facilities and Rogers is in compliance with the covenants therein.

(Dollars in thousands)	October 1, 2006	January 1, 2006
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$77,449	$46,401
Accounts receivable	89,210	59,474
Inventory	62,251	43,502

	October 1, 2006	October 2, 2005
Key Cash Flow Measures:
Cash provided by operating activities	$22,634	$24,833
Cash used in investing activities	(32,884)	(11,297)
Cash provided by (used in) financing activities	21,327	(7,313)

At the end of the third quarter of 2006, cash, cash equivalents and short-term investments totaled $77.4 million as compared to $46.4 million at January 1, 2006. Cash increased from year-end 2005 for several reasons, including the strong operating performance of the Company during the first three quarters of 2006, relatively low level of capital expenditures during the year as compared to 2005 ($13.5 million year-to-date in 2006 as compared to $25.3 million over the comparable period in 2005; (although the Company anticipates total expenditures for the year to approximate $25-$30 million), and the lack of any stock repurchases in the first three quarters of 2006, compared to the $12.3 million repurchased through the third quarter of 2005. During the first nine months of 2006, the Company received approximately $16.5 million in cash as a result of the exercise of stock options, a significant increase from the $4.1 million received during the first nine months of 2005. Additionally, the Company made contributions of $10.2 million to its qualified defined benefit pension plans in the first nine months of 2006, including $8.4 million in the third quarter of 2006. These contributions brought both of its qualified defined benefit pension plans to a fully funded status on an ERISA basis. Working capital increased to $177.9 million at the end of the third quarter of 2006 from $123.7 million at year-end 2005. The Company continuously studies instruments as well as strategies to invest its excess cash in order to prudently maximize returns on its strong cash flows.

Rogers conducts a large portion of its business in international markets. The principal foreign currencies applicable to its business are the Euro, the Chinese Renminbi, and the Japanese Yen. Moreover, Rogers has assets and liabilities denominated in U.S. dollars in foreign countries. As a result, Rogers is exposed to foreign currency exchange fluctuations. In addition to mitigating its foreign currency risk through non-financial techniques, Rogers uses derivative instruments to reduce its exposure to exchange rate fluctuations. At the end of the third quarter, Rogers had forward contracts outstanding in the total notional amount of $7.8 million.

Significant changes in the Company’s balance sheet accounts are as follows:

o
Accounts receivable increased by $29.7 million from $59.5 million at year-end 2005 to $89.2 million at the end of the third quarter of 2006 primarily as a result of the record sales levels experienced in the second quarter of 2006. Days sales outstanding increased from 57.7 at year-end 2005 to 59.2 at the end of the third-quarter of 2006, which is indicative of the Company’s increased growth, particularly in the Asian market where collection periods are typically longer than in the US or Europe.

o
Inventories increased by $18.7 million from $43.5 million at January 1, 2006 to $62.3 million at October 1, 2006. This increase is the result of the Company’s decision to build inventory to meet anticipated customer demand, particularly for high frequency laminate, polyurethane foam and electroluminescent lamp products.

o
Goodwill decreased from $22.0 million at year-end 2005 to $10.7 million at the end of the third quarter of 2006 due to the impairment charges recorded in the second quarter of 2006 related to the Company’s polyolefin foam and industrial-based laminate businesses (as discussed in footnote 9 to the unaudited financial statements in Item 1 of this report on Form 10-Q).

o
Accounts payable increased by $12.3 million from $19.0 million at year-end 2005 to $31.3 million at the end of the third quarter of 2006 primarily due to the increase in raw material purchases to support current production levels as further evidenced by the increase in inventory balances over the comparable period as discussed above. Accrued employee benefits and compensation increased from $13.9 million at January 1, 2006 to $29.4 million at October 1, 2006 due mainly to increases in projected annual incentive compensation and commission payouts for the year, commensurate with the strong performance experienced through the first nine months of 2006.

o
Shareholders’ equity increased by $62.6 million from $280.3 million at January 1, 2006 to $342.9 million at October 1, 2006 as a result of the strong operating performance of the Company over the first nine months of 2006 with net income of $33.8 million, stock option exercises that contributed approximately $16.4 million to shareholders’ equity in the first nine months of 2006, and the tax benefit associated with the exercise of such options, which increased shareholders’ equity by approximately $4.5 million to date in 2006.

Contingencies

During the third quarter of 2006, the Company did not become aware of any material developments related to environmental matters or other contingencies, other than those disclosed in Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on the Company’s financial condition or results of operations.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur, and report these changes in comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of SFAS 158on its consolidated financial position.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies during the third quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers’ exposure to market risk during the third quarter of 2006. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers’ 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

a.
As of the end of the period covered by this report, the management of Rogers conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness in the Company’s internal control over financial reporting related to the Company’s controls over the accounting for income taxes as discussed below and as reported in the Company’s Annual Report on Form 10-K for the year-ended January 1, 2006, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2006, the Company’s disclosure controls and procedures were not effective.

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

During the first nine months of 2006, the Company began the process of implementing controls and procedures to address the material weakness identified as of January 1, 2006 and believes that, once fully implemented, these controls and procedures will correct the material weakness discussed above.

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

4a
1997 Shareholder Rights Plan was filed on Form 8-A dated March 24, 1997. The June 19, 1997 and July 7, 1997 amendments were filed on Form 8-A/A dated October 11, 1997. The April 10, 2000 amendment was filed on Form 8-K on May 16, 2000*.

4b
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this report on Form 10-Q. The Registrant hereby undertakes to file these instruments with the Commission upon request.

10r-6	Amendment No. 6 to Summary of Director and Officer Compensation**, filed herewith.

10aj-1	First Amendment to Rogers Corporation 2005 Equity Compensation Plan (the “2005 Plan”)**, filed herewith.

10aj-2	Second Amendment to the 2005 Plan**, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

31(a)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31(b)	Certification of Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

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

Part II, Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

Dated: November 20, 2006