Form 10-K
period 2006-12-31
ROGERS CORP
filed 2007-02-27
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
_______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   Yes __  No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer X	Accelerated Filer __	Non-accelerated Filer __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes No X

The aggregate market value of the voting common equity held by non-affiliates as of July 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $933,919,221 Rogers has no non-voting common equity.

The number of shares outstanding of capital stock as of February 16, 2007 was 17,650,527

Documents Incorporated by Reference:

Portions of Rogers’ definitive proxy statement for its Annual Meeting of Shareholders, currently scheduled for April 26, 2007, are incorporated by reference into Part III of this Report.

List of Exhibits:

Exhibit 3a	Restated Articles of Organization of Rogers Corporation
Exhibit 10i	2006 Amendment to Voluntary Deferred Compensation Plan for Non-Employee Directors
Exhibit 10r-7	Amendment No. 7 to Summary of Director and Executive Officer Compensation
Exhibit 10aaa	Multicurrency Revolving Credit Agreement
Exhibit 10aab	Summary of October 27, 2006 Board of Directors Approved Amendments
Exhibit 21	Subsidiaries of Rogers Corporation
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 23.2	Consent of National Economic Research Associates, Inc.
Exhibit 23.3	Consent of Marsh, U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President Finance and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of CEO and Vice President Finance and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.  Business

Industry

Rogers Corporation (the Company), founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation. The Company has adapted its products over the 175 years in its history to meet changing market needs, moving from originally manufacturing specialty paperboard for use in early electrical applications, to today predominantly supplying a range of specialty materials and components for portable communications, communications infrastructure, computer and office equipment, aerospace and defense, ground transportation and consumer products.

The Company’s current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers and automotive electronics. The Company continues to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of its manufacturing facilities in Suzhou, China, which function as the Company’s manufacturing base to serve its customers in Asia.

Business Segments & Products

The Company operates in four reportable segments: Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products. Financial information by business segment and geographic area appears in Note 11 of the Consolidated Financial Statements on pages 69 through 70 of this Form 10-K. The Company’s products are based on its core technologies in polymers, fillers, and adhesion. Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under the Company’s valuable brand names.

Printed Circuit Materials

The Company’s Printed Circuit Materials reportable segment includes rigid and flexible printed circuit board laminates for high frequency, high performance applications. The Company’s Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate the Company’s products from other commonly available materials.

Printed Circuit Materials are sold principally to independent and captive printed circuit board manufacturers who convert the Company’s laminates to custom printed circuits.

The polymer-based dielectric layers of the Company’s rigid circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for the Company’s rigid printed circuit board materials include RO3000®, RO4000®, DUROID®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has variant properties that addresses specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that the Company manufactures are called R/flex® materials. They are mainly used to make interconnections for portable electronic devices, especially in cell phones, handheld and laptop computers, and hard disk drives.

Two of the Company’s joint ventures extend and complement the Company’s worldwide Printed Circuit Materials business. Polyimide Laminate Systems, LLC (PLS), the Company’s joint venture with Mitsui Chemicals, Inc. of Japan, was established in early 2000 to sell adhesiveless flexible circuit materials to Hutchinson Technology Incorporated (HTI). HTI uses these materials to make trace suspension assemblies in magneto resistive hard disk drives.

Rogers Chang Chun Technology, Co., Ltd. (RCCT), the Company’s joint venture with Chang Chun Plastics, Co., Ltd., was established in late 2001 to manufacture flexible circuit material for customers in Taiwan.

High Performance Foams

The Company’s High Performance Foams reportable segment includes urethane and silicone foams. These foams have characteristics that offer functional advantages in many market applications, and serve to differentiate the Company’s products from other commonly available materials.

High Performance Foams are sold to fabricators, distributors and original equipment manufacturers for applications in consumer, portable communications, computer and office equipment, ground transportation, aerospace and defense and other markets. Trade names for the Company’s High Performance Foams include: PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; BISCO® silicone foams used for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials.

Two of the Company’s joint ventures extend and complement the Company’s worldwide business in High Performance Foams. Rogers Inoac Corporation (RIC), a joint venture with Japan-based Inoac Corporation, manufactures high performance PORON® urethane foam materials in Mie and Nagoya, Japan to predominantly service the Japanese market. In 2004, the Company further extended its relationship with Inoac Corporation with the formation of another joint venture in Suzhou, China, Rogers Inoac Suzhou Corporation (RIS), which also manufactures PORON® urethane foam materials primarily for RIC and the Company’s wholly-owned PORON® urethane foam materials business.

Custom Electrical Components

The Company’s Custom Electrical Components reportable segment includes power distribution components and electroluminescent lamps and inverters. Power distribution components are manufactured by the Company in Ghent, Belgium and Suzhou, China, under the MEKTRON® trade name. Power distribution components are sold to manufacturers of high voltage/high voltage electrical inverter systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment. The Company manufactures DUREL® electroluminescent lamps (EL lamps) and phosphor in Chandler, Arizona and Suzhou, China. The Company also designs and sells inverters that power EL lamps. These EL lamps and inverters are sold to manufacturers of portable communications equipment throughout the world. During 2006 and 2005, production capacity was added in China for both EL lamps and power distribution components, as the Company continues to work to bring manufacturing operations closer to its customers.

Other Polymer Products

The Company’s Other Polymer Products reportable segment includes elastomer components, composite materials, industrial laminates, and polyolefin foams. These products have characteristics that offer functional advantages in many market applications that serve to differentiate the Company’s products from those of its competitors and from other commonly available products.

Elastomer components are sold to original equipment manufacturers for applications in ground transportation, computer and office equipment, consumer and other markets. Trade names for the Company’s elastomer components include: NITROPHYL® floats for fill level sensing in fuel tanks, motors, and storage tanks; and ENDUR® elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines and automated teller machines. In 2004, the Company moved production of its elastomer components products from South Windham, Connecticut to its facility in Suzhou, China in an effort to be closer to its customers in the Asian marketplace and to improve production cost efficiencies. In 2006, to further improve production leverage, the Company moved its Korean float manufacturing operations, that it acquired in 2004, to its operations in Suzhou, China.

The Company’s nonwoven composite materials are manufactured for medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

Industrial laminates are manufactured by the Company under the Induflex® trade name. These polyester-based laminates, produced with thin aluminum and copper cladding, are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to component manufacturers for making etched-foil heating elements and mobile phone antennas.

The Company’s polyolefin foams are sold to one significant customer, which uses them in certain printing applications.

Sales and Marketing

Most of the Company’s products are sold through direct sales channels positioned near major concentrations of its customers throughout the Americas, Europe and Asia. The Company’s products were sold to over 2,700 customers worldwide in 2006. Although the loss of all the sales made to any one of the Company’s larger customers would require a period of adjustment during which the business of a segment would be adversely affected, the Company believes that such adjustment could be made over a period of time due to the diversity of the Company’s customer base. The Company also believes that its business relationships with the major customers within all of its key markets are generally favorable, and that it is in a good position to respond promptly to variations in customer requirements and technology trends. However, the possibility exists of losing all the business of any major customer in any product line.

The Company markets its full range of products throughout the United States and in most foreign markets. Almost all of the Company’s sales are facilitated through the Company’s own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

There are no firms that compete with the Company across its full range of product lines. However, each of the Company’s products faces competition in each business segment in domestic and foreign markets. Competition comes from firms of all sizes and types, including those with substantially more resources than the Company. The Company’s strategy is to offer technologically advanced products that are price competitive in their markets, and to link the product offerings with market knowledge and customer service. The Company believes this serves to differentiate the Company’s products in many markets.

Research and Development

The Company has many domestic and foreign patents and licenses and has additional patent applications on file related to all business segments. In some cases, the patents result in license royalties. The patents are of varying duration and provide some protection from competition. Although the Company vigorously defends its patents, the Company believes that its patents are most valuable when combined with its equipment, technology, skills and market position. The Company also owns a number of registered and unregistered trademarks and has acquired certain technology that it believes to be of importance to its business.

Environment

The nature and scope of the Company's business bring it in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business. The Company has established accruals for matters for which management considers a loss to be probable and reasonably estimable. The Company does not believe that the outcome of any of these environmental matters will have a material adverse effect on its results of operations, financial position or cash flows, nor has the Company had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (“Legal Proceedings”) and Footnote 10 to the Consolidated Financial Statements of this Form 10-K. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on the Company.

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

Seasonality

In the Company's opinion, there is generally no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for those products used in cellular telephones due to the annual new model launch timetable, which can vary slightly year to year in terms of timing and impact.

Employees

As of December 31, 2006, the Company employed approximately 2,500 employees.

Backlog

The Company’s backlog of firm orders was $39.8 million at December 31, 2006, as compared to $32.9 million at January 1, 2006. The increase at the end of 2006 was primarily related to the increase in sales in the Custom Electrical Components reportable segment, as backlog for electroluminescent lamps, primarily into the portable handheld communication device market, increased by approximately $4.0 million at year-end 2006 as compared to year-end 2005, in addition to increases in the backlog for other products sold in that segment.

Executive Officers

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2002-2006

Robert D. Wachob	59	President and Chief Executive Officer	2004	President and Chief Operating Officer of the Company from April 2002 to April 2004; Executive Vice President of the Company from January 2000 to April 2002

Dennis M. Loughran	49	Vice President, Finance and Chief Financial Officer	2006	Vice President, Finance and Supply Chain, Alcoa Consumer Products from June 2000 to January 2006

Paul B. Middleton	39	Corporate Controller	2001	Acting Chief Financial Officer and Corporate Controller of the Company from March 2005 to February 2006

Robert C. Daigle	43	Vice President, Research and Development and Chief Technology Officer	2003	Vice President and Manager, Advance Circuit Materials Division of the Company from October 2001 to October 2003

John A. Richie	59	Vice President, Human Resources	1994

Robert M. Soffer	59	Vice President, Treasurer and Secretary	2005
Vice President and Secretary of the Company from December 2002 to March 2005; Vice President, Secretary, Treasurer and Clerk of the Company from June 2002 to December 2002; Vice President, Assistant Secretary, Treasurer and Clerk of the Company from April 2000 to June 2002

Debra J. Granger	47	Vice President, Corporate Compliance and Controls	2007	Director, Corporate Compliance and Controls of the Company from March 2003 to February 2007; Manager, Investor and Public Relations of the Company from May 2000 to February 2003

W. David Smith	44	Vice President, Manufacturing and Information Technology	2005	Vice President, Manufacturing of the Company from April 2004 to July 2005; Vice President, Elastomer Components Division of the Company from August 2000 to April 2004

Mario C. Kerr	52	Vice President, Sales and Marketing	2002	Corporate Director of Marketing of the Company from January 1999 to January 2002

Ty L. McFarland	38	Vice President, Supply Chain Management	2002	Supply Chain Manager of Durel Corporation from August 2001 to November 2002

Peter G. Kaczmarek	48	Vice President, High Performance Foams Division	2001

Frank J. Gillern	58	Vice President, Advanced Circuit Materials Division	2003	Vice President and Operations Manager of Durel Corporation from November 2000 to September 2003

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2002-2006

Michael D. Bessette	53	Vice President, Durel Division	2003	Director, Product Development Polymers of the Company from June 2002 to December 2003; Senior R&D Group Manager of the Company from January 1998 to June 2002

Luc Van Eenaeme	48	Vice President, Rogers Europe	2004
Acting Vice President and Managing Director, Rogers Europe from May 2003 to December 2003; New Business Development Manager of the Company from July 2002 to May 2003; Business Unit Manager of the Company’s Advanced Circuit Materials Operations in Europe from November 1998 to July 2002

Michael L. Cooper	54	Vice President, Rogers Asia	2004	Vice President and Chief Information Officer of the Company from October 2001 to May 2004

Available Information

The Company makes available free of charge on its website (http://www.rogerscorporation.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company also makes available on its website in a printable format the charters for certain of its various Board of Director committees, including the Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to its Corporate Governance Guidelines, Bylaws and Code of Business Conduct and Ethics. This information is available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P.O. Box 188, Rogers, CT 06263-0188, Attn: Vice President, Treasurer and Secretary. The Company’s website is not incorporated into or a part of this Form 10-K.

Item 1A. Risk Factors

The Company’s business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of the Company’s securities. The risks discussed below are those that management believes are currently the most significant, although additional risks not presently known to the Company or that the Company currently deems less significant may also impact its business, financial condition and results of operations, perhaps materially.

Technology and Product Development

The Company’s future results depend upon its ability to continue to develop new products and improve its product and process technologies. The Company’s success in these efforts will depend upon the Company’s ability to anticipate market requirements in its product development efforts, the acceptance and continued commercial success of the end user products for which the Company’s products have been designed, and the Company’s ability to adapt to technological changes and to support established and emerging industry standards.

In particular, the communications market is characterized by frequent new product introductions, evolving industry standards, rapid changes in product and process technologies, price competition and many new potential applications. The products that the Company manufactures and sells to the communications market are relatively new. To continue to be successful in this area, the Company must be able to consistently manufacture and supply materials that meet the demanding expectations of customers for quality, performance and reliability at competitive prices. The timely introduction by the Company of such new products could be affected by engineering or other development program delays and problems in effectively and efficiently increasing production to meet customer needs. In addition, the markets for computers and related equipment, such as printers and electronic portable hand-held devices, are characterized by rapid technological change, significant pricing pressures and short lead times. Because the Company manufactures and sells its own materials to meet the needs of these markets, the Company’s results may be negatively affected by these factors.

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

Raw Materials

The Company from time to time must procure certain raw materials from single or limited sources that expose the Company to price increases and inconsistent material quality. In addition, the inability of the Company to obtain these materials in required quantities could result in significant delays or reductions in its own product shipments. In the past, the Company has been able to purchase sufficient quantities of raw materials to sustain production until alternative materials and production processes could be requalified with customers. However, any inability of the Company to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse affect on the Company’s operating results.

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

Unanticipated Events that are Beyond the Company’s Control

The Company’s business and operating results may be affected by certain events that it cannot anticipate and that are beyond its control, such as natural disasters and national emergencies, which could disrupt production at the Company’s facilities and cause delayed deliveries, cancelled orders and possibly loss of market share. In addition, the Company purchases certain raw materials from single or limited sources, and, even if its facilities are not directly affected by such events, the Company could be affected by interruptions of production at its suppliers.

Key Personnel

The Company’s success depends to a significant extent upon the continued service of its executive officers and key management and technical personnel, particularly its experienced engineers, and on its ability to continue to attract and retain qualified personnel. The loss of services of one or more of its key personnel could have a material adverse effect on the Company’s operating results. In addition, there could be a material adverse effect on the Company’s operating results if the turnover rates for engineers and other key personnel increase significantly or if the Company is unable to continue to attract and retain qualified personnel.

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

In relation to acquisitions and divestitures undertaken, it is common for the Company to structure the transactions to include earn-out and/or intellectual property royalty agreements that generally are tied to the performance of the underlying products or businesses acquired or divested. Accordingly, the Company’s future performance will be impacted by the respective performances of the products and/or businesses divested and the successful utilization of products and/or businesses acquired. In addition, there is no guarantee that these underlying products and/or businesses will perform as anticipated at the time the transactions were consummated.

Environmental and Other Litigation

The Company is subject to a variety of claims and lawsuits arising out of the conduct of its business. The Company is currently engaged in proceedings involving four waste disposal sites, as a participant in a group of potentially responsible parties (PRP's). The Company’s estimation of environmental liabilities is based on an evaluation of currently available information with respect to each individual situation, including existing technology, presently enacted laws and regulations, and the Company’s past experience in addressing environmental matters. Although current regulations impose potential joint and several liability upon each named party at any superfund site, the Company expects its contribution for cleanup to be limited due to the number of other PRP's, and the Company’s share of the contributions of alleged waste to the sites, which the Company believes is de minimis. In addition, the Company believes it has sufficient insurance to cover all material costs of these claims. However, there can be no assurances that the Company’s estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on the Company.

The Company is also involved in certain asbestos-related product liability litigation. The level of such litigation has escalated in certain U.S. states in the past several years and involves hundreds of companies that have been named as defendants. The Company believes it has sufficient insurance to cover all material costs of these claims and that it has valid defenses to these claims and intends to defend itself vigorously in these matters. However, there can be no assurances that the ultimate resolution of these matters will be consistent with the Company’s expectations and will not have a material adverse effect on the Company.

Adequacy of Reserve Levels

The Company establishes reserves to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and various liabilities, which may not be adequate to cover future write-downs or losses. These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers. In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible such matters could be decided against the Company and require the payment of damages or other expenditures in amounts that are not presently estimable.

The effects on the Company’s financial results by many of these factors depends in some cases on its ability to obtain insurance covering potential losses at reasonable rates.

Changes in Tax Rates and Exposure to Additional Income Tax Liabilities

The Company is subject to income taxes in both the United States and various foreign jurisdictions, and its domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Its effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, which could affect the Company’s profitability. In particular, the carrying value of deferred tax assets is dependent on the Company’s ability to generate future taxable income. In addition, the amount of income taxes the Company pays is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect profitability.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2006, the Company operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia. In general, its facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are in the aggregate substantially in regular use. The principal facilities and offices are listed below:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
South Windham, Connecticut	88,000	Formerly Manufacturing	Owned

Belgium
Evergem, Belgium	74,000	Manufacturing	Owned
Ghent, Belgium	104,000	Manufacturing	Owned
Ghent, Belgium	66,000	Manufacturing	Owned

Asia
Suzhou, China	200,000	Manufacturing	Owned
Suzhou, China	93,000	Manufacturing	Leased through 7/08
Suzhou, China	93,000	Manufacturing	Leased through 11/08
Suzhou, China	215,000	Manufacturing	Owned
Suzhou, China	10,000	Warehouse	Leased through 9/07
Tokyo, Japan	2,000	Sales Office	Leased through 3/08
Hwasung City, Korea	10,000	Manufacturing	Leased through 2/09
Wanchai, Hong Kong	1,000	Sales Office	Leased through 4/07
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/07
Seoul, Korea	1,000	Sales Office	Leased through 2/08
Singapore	1,000	Sales Office	Leased through 5/07
Shanghai, China	1,000	Sales Office	Leased through 8/08
Shenzhen, China	1,000	Sales Office	Leased through 6/07
Beijing, China	1,000	Sales Office	Leased through 9/08

Item 3. Legal Proceedings

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc. (Vyncolit), at the time a subsidiary of the Perstorp Group (Perstorp), located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with Statement of Financial Accounting Standard (SFAS) No. 5 (SFAS 5), Accounting for Contingencies. The Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s Remedial Action Plan in February 2005. The Company completed its remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006. The cost of the remediation approximated the reserve originally recorded in 2002. The Company plans to complete four rounds of quarterly groundwater monitoring and file a request for a waiver with the CT DEP if the groundwater monitoring confirms that soil remediation was successful. The cost of monitoring, which is not expected to be material, will be treated as period expenses as incurred.

Superfund Sites

The Company is currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In one particular case, the Company has been assessed a cost sharing percentage of 2.67% in relation to the range for estimated total cleanup costs of $17 to $24 million. The Company has confirmed sufficient insurance coverage to fully cover this liability and has recorded a liability and related insurance receivable of approximately $0.5 million, which approximates its share of the low end of the range.

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

PCB Contamination

The Company has been working with the CT DEP and the Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. Subsequent to these efforts, a Groundwater Remedial Action Plan was prepared to address residual PCB’s that were present in the shallow groundwater at the site. The Company recently proposed a Monitored Natural Attenuation (MNA) remedy to the CT DEP and the EPA, as the current well network appears sufficient to monitor the natural attenuation and the stability of the plume. The Company will continue to monitor the site and report the results of its monitoring to the CT DEP and the EPA. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

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

The Company did not mine, mill, manufacture or market asbestos; rather, the Company made some limited products, which contained encapsulated asbestos. Such products were provided to industrial users. The Company stopped manufacturing these products in 1987.

•	Claims

The Company has been named in asbestos litigation primarily in Pennsylvania, Illinois, and Mississippi. As of December 31, 2006, there were approximately 148 pending claims compared to 215 pending claims at January 1, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against the Company increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company declined in 2005 and then again in 2006. It is too early to determine if the rate of such filings against the Company will continue to decline.

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

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In 2006 and 2005, the Company was able to have approximately 76 and 159 claims dismissed, respectively, and settled 15 and 12 claims, respectively. The majority of costs have been paid by the Company’s insurance carriers, including the costs associated with the small number of cases that have been settled. Such settlements totaled approximately $5.1 million in 2006, and approximately $4.4 million in 2005. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by the Company’s insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to have a formal analysis performed to determine its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos-related claims, at the time, and the related settlement history. As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

The Company’s applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company’s primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appear to be three such primary carriers, all of which were put on notice of the litigation. In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh’s conclusions were based primarily on a review of the Company’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement

To date, the Company’s primary insurance carriers have provided for substantially all of the settlement and defense costs associated with its asbestos-related claims. However, as claims continued, the Company and its primary insurance carriers determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the primary insurance carriers would continue to pay all resolution and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. This interim agreement was superseded by a definitive cost sharing agreement which was finalized on September 28, 2006. The cost sharing formula in the definitive agreement is essentially the same as in the formula in the interim agreement.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company has had the projections of current and future asbestos claims periodically re-examined, and the Company will have them updated if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the Company’s success in resolving claims against the Company. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery, for the five-year period through 2010, to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005. At year-end 2006, NERA and Marsh were again asked to update their respective analyses, which they did, and as a result the Company reduced the estimated liability and estimated insurance recovery, for the five-year period through 2011, to $22.9 million and $22.7 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $190,000. This resulted in the recognition of approximately $110,000 of income in 2006. The significant reduction in estimated liabilities is primarily due to a reduction in the rate of claims filed against the Company and a decrease in the average settlement amount.

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

Other Environmental and General Litigation Matters

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The initial assessment of the site has been completed and has confirmed that there is contamination. The Company believes that such contamination is historical and occurred prior to its occupation of the facility. Based on this information, the Company believes it is under no current obligation to remediate the site, but it will continue to monitor the issue.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company believes that the contamination is a historical issue attributed to the former owner, UCB, of the site. The Company recently completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appears to be localized in the area of the former underground storage tanks. The Company is in the process of preparing a Remedial Action Plan for submittal to the OVAM, the applicable Belgian regulatory agency. As of December 31, 2006, the Company has recorded a reserve of $0.4 million, which approximates the low end of the potential loss.

In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believed that remediation procedures would have to be performed in order to successfully sell the property. Therefore, the Company obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at December 31, 2006.

In the second quarter of 2006, a former customer of the Company’s polyolefin foam business filed suit against the Company for a multitude of alleged improprieties, including breach of contract, although the Company has not been formally served in this lawsuit. The Company has entered into settlement discussions with this former customer in lieu of legal proceedings and as of December 31, 2006, it estimates that the low end of the potential settlement range approximates $1.9 million, which has been accrued. Should settlement negotiations fail, the Company intends to defend itself vigorously in this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 16, 2007, the Company had 719 shareholders of record. On the same date, the trading price of the Company’s common stock closed at $53.57 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two years on a per share basis.

	2006		2005
	High	Low	High	Low

Fourth	$75.00	$58.80	$41.40	$34.63
Third	65.01	51.61	41.90	35.80
Second	64.30	49.47	45.00	33.87
First	56.04	38.50	46.50	39.08

Dividend Policy

The Company did not pay any dividends on its common stock in fiscal 2006 and 2005. The Company periodically evaluates the desirability of paying a dividend; however, at present, the Company expects to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

Issuer Purchase of Equity Securities

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. This repurchase plan was scheduled to expire on October 28, 2005; however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved another buyback program, under which the Company was authorized to repurchase up to an aggregate of an additional $25 million in market value of common stock over a twelve-month period. Under this buyback program, the Company repurchased approximately 95,000 shares of common stock at an aggregate purchase price of $3.6 million. There were no repurchases in 2006, and in October 2006 the program expired with authorization to repurchase approximately $21.4 million of common stock remaining. On February 15, 2007, the Board of Directors approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)
	2006	2005	2004	2003*	2002**
Sales and income

Net sales	$454,562	$356,112	$370,237	$246,972	$222,938
Income before income taxes	58,331	11,786	46,779	35,034	24,809
Net income	46,456	16,440	34,069	26,275	18,607

Per Share Data

Basic	2.77	1.01	2.08	1.67	1.20
Diluted	2.69	0.98	1.99	1.61	1.16
Book value	21.09	17.24	17.12	14.57	12.21

Financial Position

Current assets	272,554	181,030	172,934	127,097	87,675
Current liabilities	82,143	57,366	57,387	50,023	34,780
Ratio of current assets to current liabilities	3.3 to 1	3.2 to 1	3.0 to 1	2.5 to 1	2.5 to 1
Cash, cash equivalents and short-term investments	81,823	46,401	39,967	34,481	28,928
Working capital	190,411	123,664	115,547	77,074	52,895
Property, plant and equipment, net	141,728	131,616	140,384	131,157	99,883
Total assets	480,902	400,600	405,195	314,440	257,701
Long-term debt less current maturities	–	–	–	–	–
Shareholders’ Equity	357,177	280,250	281,495	233,026	189,195
Long-term debt as a percentage of shareholders’ equity	0%	0%	0%	0%	0%

Other Data

Depreciation and amortization	19,529	16,853	18,068	13,615	13,571
Research and development expenses	24,364	19,959	20,490	13,665	13,596
Capital expenditures	23,074	28,613	28,131	17,951	22,682
Number of employees (average)	2,416	1,975	1,728	1,197	1,251
Net sales per employee	188	180	214	206	178
Number of shares outstanding at year-end	16,937,523	16,255,024	16,437,790	15,995,713	15,496,261

* 2003 consolidated results include three months of operations of Durel Corporation (acquired on September 30, 2003).
** The Company’s Moldable Composites Division was divested in the fourth quarter of 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions with industry leading materials-based specialty products for a variety of markets that include portable communications devices, communications infrastructure, computer and office equipment, aerospace and defense, ground transportation, and consumer markets. The Company generates revenues and cash flows through the development, manufacturing, and distribution of specialty material-based products and components that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers, that, in turn, produce component products that are sold to end-customers for use in various applications. As such, Rogers’ business is highly dependent, although indirectly, on market demand for these end-user products. The Company’s ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how the Company’s customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by the Company’s customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company’s sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

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

In the past few years the Company has worked to better align its business with its customers, which includes having manufacturing capacity close to its customers in order to be responsive to their needs and to manufacture the highest quality products. To reach these goals, the Company has invested significantly in its operations in China, as many of its products, including electroluminescent (EL) lamps, busbars, elastomer components and floats are now being manufactured at its campus in Suzhou, China. The Company continues to focus on the expansion of this facility, particularly as the demand for certain key products, such as EL lamps, continues to grow from its Asian customers. The Company has future plans to expand this facility’s manufacturing capacity to include printed circuit materials, as well as new polyurethane foam capacity at its Rogers Inoac Suzhou Corporation (RIS) joint venture. Most of the manufacturing capacity that has been placed in China is now operating at yield and efficiency levels comparable to its US and Belgian operations, allowing the Company to further leverage the favorable cost and tax structures available in China. Much of the Company’s recently experienced record operating results are directly attributable to the China operations and the increasing demand for the Company’s industry leading products. The Company continues to focus on growing its key strategic businesses, particularly those that serve the portable communications devices markets.

As a result of the substantial efforts made in the last few years to reshape and grow the business, the Company experienced record sales and profit levels in 2006. Management believes that the Company is taking the steps to ensure that it has sufficient resources to focus on new business development and the necessary production capacity in place in its key markets to further grow its strategic businesses and believes that the strong performance experienced in 2006 will continue in 2007.

Going forward, the Company is also focused on developing new markets, such as semiconductor thermal management, that it believes will provide growth opportunities for its specialty materials products. As such, the Company entered into a strategic partnership with Thermal Transfer Composites Corporation (TTC), a company that has significant intellectual property associated with certain products in the semiconductor thermal management market, in the third quarter. Under this agreement, the Company will support TTC’s research and development efforts that will enable the further development of TTC’s proprietary technology and also provide TTC with additional distribution channels to broaden its range of potential customers. The agreement also includes an option to buy the business after a set period of time if certain milestones are achieved. The Company believes that pursuing these types of arrangements with companies that have emerging technologies and products will help foster and drive its future growth and allow the Company to diversify its product and market base, while minimizing the risk to the Company. In addition, in November 2006, the Company purchased the composite business of Precision Castparts Corp. (PCC), which is a worldwide manufacturer of complex metal components and products. In conjunction with the partnership with TTC, the Company now believes that it has the ability to deliver the largest range of metal matrix composite solutions in the world.

Realigning certain businesses, particularly in its Other Polymer Products reportable segment, to fit the long-term strategic goals of the Company and to bring that segment to acceptable profitability levels is another focus of the Company. As evidenced by the impairment charges recorded in the second quarter of 2006 on both its polyolefin foam and polyester-based industrial laminates businesses, the Company is aggressively evaluating the long-term prospects of each of its businesses in an effort to further strengthen its core product-base and to focus on the key businesses that management believes will allow the Company to continue to grow in the future.

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

Results of Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Manufacturing margins	31.4%	29.0%	30.6%

Selling and administrative expenses	13.9%	15.7%	15.1%
Research and development expenses	5.3%	5.6%	5.5%
Restructuring and impairment charges	2.5%	6.4%	0.7%
Operating profit	9.7%	1.3%	9.3%

Equity income in unconsolidated joint ventures	1.9%	1.5%	1.6%
Other income	1.2%	0.5%	1.7%
Income before income taxes	12.8%	3.3%	12.6%

Income taxes	2.6%	(1.3)%	3.4%

Net income	10.2%	4.6%	9.2%

2006 vs. 2005

Net Sales

The Company experienced record sales in 2006 of $454.6 million, an increase of 28% from $356.1 million of sales in 2005. The increase in sales is primarily due to an 87% increase in sales in the Custom Electrical Components reportable segment from $80.0 million in 2005 to $149.4 million in 2006; as well as slight increases in sales in each of the Company’s three other reportable segments. The factors resulting in these sales increases are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins increased approximately 240 basis points to 31.4% in 2006 from 29.0% in 2005. The increase in margins is primarily attributable to an increase of 12.1 percentage points in margins in the Custom Electrical Components reportable segment to 26.7% in 2006 from 14.6% in 2005. This increase is primarily driven from the increase in operating leverages due to the sales growth mentioned above, as well as improved production efficiencies, particularly in the new manufacturing operations in China. In addition, margins in the Other Polymer Products reportable segment increased to 12.2% in 2006 from (5.6)% in 2005 primarily due to the improved operating results in polyolefin foams in 2006 as compared to 2005, as a result of the restructuring activities that occurred in 2005. Manufacturing margins in the High Performance Foams and Printed Circuit Materials reportable segments were relatively flat year over year.

Selling and Administrative Expenses

Selling and administrative expenses were $63.0 million in 2006, an increase of $7.2 million from $55.8 million in 2005. The increase was driven by additional incentive compensation expense in 2006, primarily related to the increase in sales volume and operating results in 2006, as well as the expensing of stock options and other equity awards as a result of the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), in the first quarter of 2006. Overall selling and administrative expenses decreased slightly as a percentage of sales from 15.7% in 2005 to 13.9% in 2006.

Research and Development Expenses

Research and development expenses increased $4.4 million from $20.0 million in 2005 to $24.4 million in 2006. As a percentage of sales, expenses decreased slightly in 2006 to 5.3% as compared to 5.6% in 2005. The Company’s strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level. The Company continues to invest in research and development to improve its existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that the Company believes will complement its existing product portfolio.

Restructuring and Impairment Charges

Restructuring and impairment charges in 2006 were $11.3 million as compared to $22.6 million in 2005. 2006 charges were comprised of $6.3 million related to the impairment of goodwill associated with the polyolefin foam business and $5.0 million related to the impairment of goodwill associated with the polyester-based industrial laminates business. 2005 charges included $22.0 million related to the impairment of certain assets of the polyolefin foam business and $0.6 million in charges related to the impairment of certain machinery and equipment associated with the Company’s high frequency materials business. Further discussion of these amounts is as follows:

•	Polyolefin Foams

The Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC, in the beginning of fiscal year 2002. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and assess the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. At that time, the polyolefin business was experiencing significant operating losses and, during the second quarter of 2005, the Company concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products. This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and resulted in the $22.0 million charge recorded in 2005.

Subsequent to the second quarter of 2005, the Company worked to improve the operating performance and cash flows of the newly restructured business. The Company shed its most unprofitable product lines, which resulted in the retention of only one significant customer. In order to achieve acceptable profitability levels, the Company negotiated a prospective arrangement with this customer, which included a significant pricing increase and preferred supplier status for this particular product. This agreement would be effective for a one-year period beginning in January 2006. However, given the apparent mutually beneficial relationship with this customer at that time, the Company believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business. In particular, the Company believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace. At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth the Company had experienced with this customer since the acquisition of the business, which the Company believed would continue in the future. The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006. Overall, these projections supported the recoverability of the residual asset base of the polyolefin business and the Company determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, however, this customer approached the Company with a demand to significantly reduce the pricing of its products, as well as to reduce volume levels of purchases from the Company. Although this demand was not prohibited under the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that were inconsistent with previous projections. This led the Company to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006. The Company believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of its polyolefin foam business as the business would be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins. The Company concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142. The impairment analysis, which was completed as part of the second quarter closing process, resulted in the Company recording an impairment charge of $6.3 million in the second quarter of 2006 related to the goodwill associated with this business, which is aggregated into the Company’s Other Polymer Products reportable segment.

•	Polyester-Based Industrial Laminates

In the second quarter of 2006, the Company recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill associated with the polyester-based industrial laminates (PBIL) business, which is aggregated into the Company’s Other Polymer Products reportable segment. This business has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum. Over the past few years, the Company chose to change its strategic focus and long-term operational plans to the non-cable industry, which it believed would yield higher margins and less competition. In the second quarter of 2006, a customer notified the Company that a key program related to a new, emerging technology had been cancelled. This customer, a major automotive manufacturer, had initially designed the Company’s new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead. This program was a key strategic initiative related to the long-term growth of this business in the non-cable industry. The Company is currently evaluating other potential customers for this technology, but is currently not designed into any specific programs. The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacted the long-term forecasts and projections of the business and consequently, the fair value of the business. The Company determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business. Consequently, the Company performed an impairment analysis on the PBIL business under SFAS 142. In the previous impairment analysis prepared by the Company in the fourth quarter of 2005 as part of its annual valuation performed in accordance with SFAS 142, the Company utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time. As a result of the cancellation of the program, the Company revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices. The impairment analysis, which was completed as part of the second quarter 2006 closing process, resulted in the Company recording an impairment charge of $5.0 million related to the goodwill associated with this business. The analysis did not result in the impairment of any of the entity’s other long-lived assets. At December 31, 2006, the PBIL business has a remaining book value of approximately $7.2 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

•	High Frequency Materials

Also in 2005, an impairment charge of approximately $0.6 million was recorded in the fourth quarter on certain manufacturing equipment related to the high frequency materials operating segment. Specifically, the charge related to certain idle presses used in the high frequency manufacturing processes. At the end of 2005, the Company had no current plan to use the equipment in the near future; therefore, it determined that recording the impairment charge in the fourth quarter of 2005 was appropriate.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased $3.3 million from $5.3 million in 2005 to $8.6 million in 2006. The increase was primarily due to the success of Rogers Inoac Suzhou Corporation (RIS), the Company’s high performance foams joint venture in Suzhou, China. RIS started operations in China in early 2005 and experienced operating losses in the first half of that year. RIS began to contribute positively to the Company’s results in the fourth quarter of 2005 and has continued this positive trend throughout 2006. Results at the Company’s other joint ventures were relatively flat year over year.

Other Income (Expense)

Other income increased from $0.9 million in 2005 to $3.2 million in 2006. This increase is attributable primarily to certain charges in 2005 which did not recur in 2006, including a $0.7 million charge for certain environmental remediation matters at the Company’s facility in South Windham, Connecticut and a $0.7 million charge related to the buy-out of certain tenant lease arrangements in the Company’s Suzhou, China facilities.

Income Taxes

The Company’s effective tax rate was 20.4% in 2006 and (39.5)% in 2005. In 2006, the effective tax rate benefited from profits generated in jurisdictions with low tax rates (22 percentage point reduction) and non-taxable foreign sales income (two percentage point reduction). Also in 2006, the effective tax rate continued to benefit from general business credits (one percentage point reduction), partially offset by expense related to repatriation of foreign profits (three percentage point increase). In 2005, the effective tax rate benefited from non-taxable foreign sales income (20 percentage point reduction), profits generated in jurisdictions with low tax rates (14 percentage point reduction) as well as an adjustment to reconcile the 2004 tax return as filed in the third quarter of 2005 to the year-end projections (17 percentage point reduction).

It is the Company’s policy, in accordance with APB 23, that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be indefinitely reinvested.

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

The Company also claims a U.S. benefit for nontaxable foreign sales income as allowed under the current extraterritorial income exclusion (ETI). The World Trade Organization has upheld a challenge of this regime by the European Union and, in response, the U.S. has enacted the American Jobs Creation Act of 2004 that repealed ETI and created a manufacturers activity deduction. ETI will be phased out by limiting the calculated deduction to 80% in 2005, 60% in 2006 and 0% thereafter. The manufacturing deduction is in the process of being phased in as a 3% deduction on the income from certain qualifying activities in 2005 and increasing to a 9% deduction in 2010. The Company has determined that the net effect of these items will not materially affect its tax rate in the short-term, but may have an impact, given the nature of the Company’s international business, once these changes are fully phased in. The decrease in the effective tax rate attributable to ETI is two percentage points and 20 percentage points for 2006 and 2005, respectively. The decrease in the effective tax rate attributable to the manufacturers’ activity deduction is less than one percentage point and two percentage points for 2006 and 2005, respectively.

The Company is eligible for a tax holiday on its earnings in China. Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of the Company, the first two years of cumulatively profitable operations are taxed at a zero percent tax rate. In 2006, the second year under this agreement, RSZ reported pretax income of $23.6 million, which was subject to the zero percent tax rate, resulting in a decrease in the Company’s effective tax rate of 14 percentage points, or $0.48 in diluted earnings per share. In years three through five of the tax holiday (2007 - 2009) the tax rate in effect is 7.5% and in year six (2010) and beyond, the tax rate is 15%, subject to local government approval.

Backlog

The Company’s backlog of firm orders was $39.8 million at December 31, 2006, as compared to $32.9 million at January 1, 2006. The increase at the end of 2006 was primarily related to the increase in sales in the Custom Electrical Components reportable segment, as backlog for electroluminescent lamps, primarily into the portable handheld communication device market, increased by approximately $4.0 million at year-end 2006 as compared to year-end 2005, in addition to increases in the backlog for other products sold in that segment.

2005 vs. 2004

Net Sales

Net sales decreased by 4% in 2005 to $356.1 million from sales of $370.2 million in 2004. The decline in sales is primarily due to a 17% decline in sales in the Printed Circuit Materials reportable segment from $172.8 million in 2004 to $143.3 million in 2005; as well as a 10% decline in sales of the Company’s Other Polymer Products reportable segment from $48.8 million in 2004 to $43.9 million in 2005. These sales declines were partially mitigated by a 12% increase in sales of the High Performance Foams reportable segment from $79.4 million to $88.9 million and an increase in the Custom Electrical Components reportable segment of 16% from $69.2 million in 2004 to $80.0 million in 2005. These sales fluctuations are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased approximately 160 basis points to 29.0% in 2005 from 30.6% in 2004. The decline in margins is primarily attributable to a decline of 13.5 percentage points in margins in the Custom Electrical Components reportable segment due primarily to the start-up of operations in Asia in both the electroluminescent lamp and busbar operations. Margins related to electroluminescent lamps were below expected levels, particularly in the beginning of 2005, as this was the first time the Company had manufactured this type of lamp using its new technology. As a result, yields were low as the Company worked to improve production results as a result of the learning curve typically associated with the introduction of a new product. At the end of 2005, margins had improved substantially on these lamps, both in the US and in Asia, although not enough to compensate for the unfavorable results experienced in the beginning of the year. Partially mitigating this negative impact was a 240 basis point increase in margins in the High Performance Foams reportable segment, driven primarily by operating efficiencies gained in the silicone foams product line as margins of polyurethane foams remained consistent with 2004 results.

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

On October 5, 2004, the Company announced a restructuring plan that resulted in a headcount reduction at Durel. The terminations occurred early in the fourth quarter of 2004 and, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized approximately $330,000 in charges associated with related severance amounts due to eligible employees. All amounts were paid as of year-end 2005.

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

Other Income (Expense)

Other income decreased from $6.1 million in 2004 to $0.9 million in 2005. This decrease was attributable primarily to the following factors: (i) a decrease of approximately $1.0 million in royalty income as a royalty agreement that was entered into when the Company divested its Moldable Composites Division in 2002 comes to an end as payments associated with this agreement decline over the life of the agreement; (ii) $2.2 million gain on the sale of a building in Arizona in 2004; (iii) $0.7 million charge in 2005 to accrue for certain environmental remediation matters at the Company’s facility in South Windham, Connecticut; and (iv) $0.7 million charge in 2005 related to the buy-out of certain tenant lease arrangements in the Company’s Suzhou, China facilities. Also, the Company experienced an increase in professional service fees of $0.7 million, particularly related to legal fees associated with certain legal and professional matters, including asbestos-related matters.

Income Taxes

The effective tax rate was (39.5)% in 2005 and 27.2% in 2004. In 2005, the effective tax rate benefited from non-taxable foreign sales income (20 percentage point reduction), profits generated in jurisdictions with low tax rates (14 percentage point reduction) as well as an adjustment to reconcile the 2004 tax return as filed in the third quarter of 2005 to the year-end projections (17 percentage point reduction). Also in 2005, as in 2004, the effective tax rate continued to benefit from foreign tax credits (10 percentage point reduction) and general business credits (six percentage point reduction).

It is the Company’s policy, in accordance with APB 23, that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be indefinitely reinvested.

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

The Company also claims a U.S. benefit for nontaxable foreign sales income as allowed under the current extraterritorial income exclusion (ETI). The World Trade Organization has upheld a challenge of this regime by the European Union and in response the U.S. has enacted the American Jobs Creation Act of 2004 that repealed ETI and created a manufacturers activity deduction. ETI will be phased out by limiting the calculated deduction to 80% in 2005, 60% in 2006 and 0% thereafter. The manufacturing deduction is in the process of being phased in as a 3% deduction on the income from certain qualifying activities in 2005 to a 9% deduction in 2010. The Company has determined that the net effect of these items will not materially affect the tax rate in the short-term, but may have an impact, given the nature of the Company’s international business, once these changes are fully phased in. The decrease in the effective tax rate attributable to ETI is 20 percentage points and six percentage points for 2005 and 2004, respectively. The decrease in the effective tax rate attributable to the manufacturers activity deduction is two percentage points for 2005, the first year it is in effect.

The Company is eligible for a tax holiday on its earnings in China. Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of the Company, the first two years of cumulatively profitable operations are taxed at a zero percent tax rate. In 2005, the first year under this agreement, RSZ reported pretax income of $6.9 million, which was subject to the zero percent tax rate, resulting in a decrease in the Company’s effective tax rate of 20 percentage points, or $0.14 in diluted earnings per share. In years three through five of the tax holiday the tax rate in effect is 7.5% and in year six and beyond, the tax rate is 15%, subject to local government approval.

Backlog

The Company’s backlog of firm orders was $32.9 million at fiscal year-end 2005, as compared to $27.0 million at fiscal year-end 2004. The increase in 2005 is due primarily to orders related to the Printed Circuit Materials reportable segment, as backlog increased by almost $4.0 million at year-end 2005 as compared to year-end 2004 due to the increase in orders in certain markets, particularly satellite television and communications.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	2006	2005	2004

Net sales	$153.6	$143.3	$172.8
Operating income	13.3	19.5	32.0

Sales in the Printed Circuit Materials reportable segment increased by 7% in 2006 as compared to 2005, in which it declined by 17% from 2004. This increase was driven by an increase in sales of high frequency material products of 17% in 2006, partially offset by a decline in sales in the flexible circuit materials business of 12% in 2006. The overall increase in sales in this segment was driven by sales into the segment’s key strategic end markets - cellular communications infrastructure and satellite dishes for television reception. This segment is also experiencing improved traction with its advanced circuit materials in smaller emerging markets, such as local area networks, semiconductor chip packaging, and WiFi and WiMAX as its high performance materials are uniquely suited for the increasingly higher data transmission rates required for newer small and large-scale wireless applications.

Operating income includes stock compensation and other incentive compensation expense in 2006 of $5.1 million, which was not incurred in 2005. Excluding the additional compensation expense, operating income, as a percentage of net sales, decreased to 12% in 2006 as compared to 14% in 2005 and 19% in 2004. The primary driver of this decline was sales volume in the flex circuit materials business as the Company was able to leverage its existing overhead structure to drive profit performance in 2004, while having to absorb these costs at lower volume levels in 2005 and 2006.

Custom Electrical Components

(Dollars in millions)	2006	2005	2004

Net sales	$149.4	$80.0	$69.2
Operating income (loss)	14.8	(4.3)	1.7

Net sales of the Custom Electrical Components reportable segment increased 87% in 2006 as compared to 2005 and 16% in 2005 as compared to 2004. The increase in sales in 2006 and 2005 to record levels was driven primarily by sales of electroluminescent (EL) lamps into the portable handheld communication device market, particularly in cell phone applications. Much of the sales growth is attributable to expansion in China that enabled the Company to increase its EL lamp manufacturing capacity to meet current market demand and drove sales growth. Consumer trends toward thin profile phones, with superior backlit keypads utilizing EL lamps, are expected to continue to drive sales in this segment through 2007. Sales of the Company’s power distribution component products were also strong, up 31% in 2006 as compared to 2005, as the Company began to utilize the capacity added in China late in 2005 and as it further penetrates the Asian marketplace.

Operating income (loss) includes stock compensation and other incentive compensation expense in 2006 of $3.8 million, which was not incurred in 2005. Excluding the additional compensation expense, operating income (loss), as a percentage of sales, increased to 12% in 2006 as compared to (5)% in 2005 and 3% in 2004. The increase in 2006 is due primarily to the increase in sales discussed above, as the Company was better able to leverage its overhead base at these higher volumes to maximize returns on its sales volumes and due to significant improvement in manufacturing efficiencies in Suzhou, China.

29

High Performance Foams

(Dollars in millions)	2006	2005	2004

Net sales	$103.2	$88.9	$79.4
Operating income	21.8	24.6	18.9

High Performance Foams reportable segment net sales increased 16% in 2006 as compared to 2005 and 12% in 2005 as compared to 2004. The sales increase is attributable to the continued growth in PORON® urethane foam product sales, which increased 17% in 2006 as compared to 2005 and 16% in 2005 as compared to 2004. Sales of silicone foams also increased in 2006 by 11% as compared to 2005, as opposed to a decrease in 2005 of 2.9% as compared to 2004. High Performance Foam materials are sold into every market segment the Company addresses, and most showed strength in 2006. Thinner, low-density foam products introduced earlier in 2006 sold well into a variety of handheld electronics products for cushioning and dust sealing applications.

Operating income includes stock compensation and other incentive compensation expense in 2006 of $5.9 million, which was not incurred in 2005. Excluding the additional compensation expense, operating income, as a percentage of net sales, remained relatively consistent at 27% in 2006 as compared to 28% in 2005 and 24% in 2004. The increase from 2004 to 2005 was primarily attributable to the Company being able to better leverage the increase in sales against its overhead base to maximize returns on its sales volumes.

Other Polymer Products

(Dollars in millions)	2006	2005	2004

Net sales	$48.4	$43.9	$48.8
Operating loss	(5.6)	(35.0)	(18.4)

The Company’s Other Polymer Products reportable segment includes elastomer components and floats, composite materials, industrial laminates, and polyolefin foams. Net sales of the Other Polymer Products reportable segment increased 10% in 2006 as compared to 2005 and decreased 10% in 2005 as compared to 2004. The sales increase in 2006 is primarily attributable to increases in the elastomer components and floats, industrial laminates and polyolefin foams businesses. The sales decline in 2005 as compared to 2004 was attributable primarily to the restructuring of the polyolefin foam business, where the Company eliminated several unprofitable customers, and to the decline in sales of elastomer components of 19% in 2005 as compared to 2004, which stemmed from volatility in the automotive market.

Operating loss includes stock compensation and other incentive compensation expense in 2006 of $2.1 million, which was not incurred in 2005. In addition, the Company recorded restructuring charges of $11.3 million in 2006 and $22.0 million in 2005 (see “Restructuring and Impairment Charges” above for further discussion). Excluding these charges, the Other Polymer Products reportable segment operating income, as a percentage of sales, was 16% in 2006 as compared to an operating loss, as a percentage of sales, of (30)% in 2005 and (38)% in 2004. The improvement in operating results in 2006 is primarily attributable the increase in sales across the various businesses in the Other Polymer Products reportable segment and the benefits from the restructuring activities. The Company continues to evaluate the viability of its current product portfolio in this segment and constantly pursues other opportunities to further improve the results of this segment.

Joint Ventures

Rogers Inoac Corporation (RIC)

RIC, the Company’s joint venture with Japan-based Inoac Corporation, was established over 20 years ago and manufactures high performance PORON® urethane foam materials in Japan. Sales decreased 14% from 2005 to 2006 and increased 4% from 2004 to 2005. The decrease experienced in 2006 was primarily driven by lower volume purchases of standard communication products. In 2007, the Company expects renewed growth in the communication market as well as increased market share growth in various industrial markets, including automotive, and the increased adoptions of PORON® into the consumer electronics market.

Rogers Inoac Suzhou Corporation (RIS)

In 2003, the Company entered into a joint venture agreement with Inoac Corporation for the purpose of manufacturing PORON® urethane foam materials in China. RIS began operations during the second half of 2004 and had its first sales in the fourth quarter of 2004. Activity at RIS in 2004 was minimal and did not materially impact the Company’s 2004 results of operations. RIS experienced its first significant sales volumes and became profitable in the fourth quarter of 2005, as such sales increased by 195% from 2005 to 2006. The Company expects RIS to maintain these positive trends in 2007.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, the Company’s joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit materials for customers in Taiwan. The joint venture experienced its first sales in 2002 and became profitable in 2004. Sales increased by 12% from 2005 to 2006 and 14% from 2004 to 2005. These increases were primarily related to continued growth and penetration in the Taiwanese flexible circuits market.

Polyimide Laminate Systems, LLC (PLS)

PLS, the Company’s joint venture with Mitsui Chemicals, Inc., sells adhesiveless laminates for trace suspension assemblies. Sales increased by 2% in 2006 as compared to 2005 and 10% in 2005 as compared to 2004. The sales increased slightly in 2006 as orders from the joint venture’s sole customer increased due to increased market demand for its products. The 2005 sales levels were achieved despite the decline in sales in 2004, a year in which its sole customer decided to allocate a portion of the trace suspension product business to multiple suppliers to mitigate its risk of reliance on a sole supplier.

Product and Market Development

The Company’s research and development team is dedicated to growing the Company’s businesses by developing cost effective solutions that improve the performance of customers’ products. Research and development as a percentage of sales was approximately 5.3% in 2006 as compared to 5.6% in 2005 and 5.5% in 2004. The Company’s strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level. The Company continues to invest in research and development to improve its existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that the Company believes will complement its existing product portfolio.

The Company introduced a variety of new products during 2006. Printed circuit materials added three new RO4000® products, one that provides excellent passive intermodulation performance for base station antennas, one that expands the family of products available for base station power amplifier applications and one that provides excellent electrical performance for chip packaging applications. A new family of halogen-free flexible circuit materials consisting of laminates, coverfilms and freefilms was also introduced to provide customers with the flex performance needed for handset hinge flex applications and the excellent thermal resistance needed for high reliability during lead free soldering. High performance foams added thinner (0.75mm) softseal PORON® gasketing materials to provide dust seals for the latest generation of thin phones and introduced a new foam product to address the needs of professional wound dressings. For custom electrical components, new flexible EL keypad lamps with improved manufacturing robustness and reliability were introduced in addition to new EL inverter modules and chip scale packages developed to support the further miniaturization of handsets.

Liquidity, Capital Resources, and Financial Position

The Company’s management believes that the Company’s ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company’s financial position remaining strong throughout 2006. The Company has remained debt free since 2002 and continues to finance its operational needs through internally generated funds. Management believes that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business. However, the Company continually reviews and evaluates the adequacy of its lending facilities and relationships.

Cash Flows from Operating, Investing and Financing Activities

At December 31, 2006 and January 1, 2006, the Company had cash and cash equivalents of $13.6 million and $22.0 million, respectively, and working capital of $190.4 million and $123.7 million, respectively.

Cash flows from operating activities were $33.9 million in 2006 compared to $48.5 million in 2005 and $31.1 million in 2004. Significant items that impacted operating cash flows included the following:

•
An increase in inventories of $25.7 million in 2006 as compared to a decrease of $3.1 million in 2005 and an increase of $20.5 million in 2004. The increase in 2006 is the result of the Company’s effort to build inventory to meet anticipated customer demand, particularly for the high frequency laminate, polyurethane foam and electroluminescent lamp products in Asia.

•
An increase in accounts receivable of $23.0 million in 2006 as compared to $7.2 million in 2005 and $3.1 million in 2004. These increases are primarily attributable to the Company’s strong sales growth in the past three years. In 2005, although sales decreased slightly from 2004, sales in the fourth quarter were particularly strong, resulting in an increase in receivables at year-end.

•
An increase in accounts payable and other accrued liabilities of $23.6 million in 2006 as compared to a decrease of $2.9 million in 2005 and $0.2 million in 2004. The increase in 2006 is primarily attributable to the increase in raw material purchases to support current production levels as further evidenced by the increase in inventory balances over the comparable period as discussed above. In addition, accrued employee benefits and compensation increased as a result of increases in projected annual incentive compensation and commission payouts for 2006, commensurate with the strong performance experienced throughout the year.

During 2006, the Company used $67.1 million in cash for investing activities as compared to $23.8 million in 2005 and $43.9 million in 2004. The increase in cash used for investing activities in 2006 is primarily attributable to the purchase of short-term investments during the year, as the Company had short-term investments of $68.2 million and $24.4 million at December 31, 2006 and January 1, 2006, respectively. The Company has invested excess cash in auction-rate securities, as these instruments are in accordance with the Company’s investment policy, which among other restrictions, limits the average maturity of investments in securities to one year or less. In addition, capital expenditures were $23.1 million, $28.6 million and $28.1 million in 2006, 2005 and 2004, respectively. The 2006 capital spending was driven by the Company’s continuing investment in China, as the Company continued to build manufacturing capacity in Suzhou, China. Cash generated from the Company’s operating activities exceeded capital spending in all three years, and spending was financed through these internally generated funds. Capital expenditures in 2007 are forecasted to be between $45 million to $50 million. Other investing activities in 2004 included $4.8 million in proceeds from the sale of an idle building in Arizona and $3.4 million, net, in spending to acquire the Company’s Korean subsidiary, KF Inc.

Net cash provided by financing activities was $23.5 million in 2006 as compared to cash used in financing activities of $12.5 million in 2005 and cash provided by financing activities of $5.9 million in 2004. Activity in 2006 and 2004 was primarily related to proceeds from the sale of capital stock, as a result of the exercise of stock options, of $17.8 million and $8.4 million, respectively. The use of cash in 2005 was driven primarily by the Company’s stock repurchase program, as $15.9 million was spent to reacquire Company stock.

The Company, together with certain of its wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd. entered into a Multicurrency Revolving Credit Agreement on November 13, 2006 with Citizens Bank of Connecticut (Credit Agreement). The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million  (Credit Facility B). The Credit Agreement includes a letter of credit sub-facility of up to $75 million. Under the terms of the Credit Agreement, the Borrowers have the right to incur additional indebtedness through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011. Credit Facility B, which expires on November 12, 2007, is expected to be renewed annually. The rate of interest charged on any outstanding loans can, at the Borrower’s option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate. The spreads over the LIBOR rate are based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

In conjunction with the execution of the Credit Agreement, on November 13, 2006 the Company terminated an unsecured revolving multi-currency credit facility of $50 million (the Prior Agreement). Borrowings under the Prior Agreement were subject to interest based upon the prime rate or a Eurocurrency loan rate and required the Company to pay a commitment fee of 30.0 to 37.5 basis points on the maximum borrowings available net of any outstanding borrowings.

There were no borrowings pursuant to the Credit Agreement and the Prior Agreement at December 31, 2006 and January 1, 2006, respectively. The Credit Agreement and the Prior Agreement contain restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures. The Company was in compliance with these covenants at December 31, 2006 and January 1, 2006.

Additionally, the Company was obligated under irrevocable standby letters of credit, which guarantee the Company’s self-insured workers compensation plan in the amount of $1.6 million at December 31, 2006. There were no borrowings outstanding on these letters of credit as of December 31, 2006.

Financial Position

The following discusses the significant fluctuations on the Company’s balance sheet at December 31, 2006 as compared to January 1, 2006:

•
Increase in inventories of 61% is the result of the Company’s effort to build inventory to meet anticipated customer demand, particularly for the high frequency laminate, polyurethane foam and electroluminescent lamp products in Asia.

•	Increase in accounts receivable of 45% is primarily attributable to the Company’s strong sales growth throughout the year.
•
Decrease in asbestos-related liability and the related insurance receivables of 39% is a result of a reduction in the rate of claims filed against the Company and a decrease in the average settlement amount. See Note 10 of the Consolidated Financial Statements of this Form 10-K for further discussion.

•
Increase in accrued employee benefits and compensation of 96% is a result of increases in projected annual incentive compensation and commission payouts for 2006, commensurate with the strong performance experienced throughout the year.

•
Increase in accounts payable and other accrued liabilities of 39% is primarily attributable to the increase in raw material purchases to support current production levels as further evidenced by the increase in inventory balances over the comparable period as discussed above.

•	Increase in additional paid-in capital of 90% is primarily related to a significant amount of stock options being exercised during the year.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2006:

(Dollars in thousands)	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$2,959	$1,630	$1,156	$173	$-
Inventory purchase obligations	5,116	5,116	-	-	-
Capital commitments	9,727	9,727	-	-	-
Pension and Retiree Health and Life Insurance Benefits (1)	83,502	6,418	13,426	14,959	48,699
Total	$101,304	$22,891	$14,582	$15,132	$48,699

(1) Pension benefit payments, which amount to $74.1 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $9.4 million, are expected to be paid from operating cash flows.

Effects of Inflation

The Company does not believe that inflation has had a material impact on its business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on the Company’s financial condition or results of operations

Recent Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109 (FIN 48). FIN 48 is effective for accounting periods commencing after December 15, 2006 and the Company intends to adopt the new standard in the first quarter of 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believes that appropriate reserves have been established based on reasonable methodologies and appropriate assumptions based on facts and circumstances known to the Company; however, actual results may differ from these estimates under different assumptions or conditions. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions that are highly judgmental and uncertain at the time the estimate is made, if different estimates could reasonably have been used; or if changes to those estimates are reasonably likely to periodically occur that could affect the amounts carried in the financial statements. These critical accounting policies are as follows:

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields. The models required the Company to make numerous assumptions that significantly impacted the results generated by the models. The Company believes the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of its asbestos litigation. The original liability model determined the Company’s future liability annually for a 50-year period and was updated at the end of 2005. The Company believes, based on the limited amount of settlement and claims history currently known to it, that a reasonable future time frame to quantify its liability is five years, resulting in a liability at December 31, 2006 of approximately $22.9 million, which is substantially offset by an insurance receivable of $22.7 million. If the Company were to adjust its assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from five years to seven years would be an increase to the liability of $9.9 million, which the Company believes would be substantially covered by insurance; conversely, the impact of changing this assumption from five years to three years would be a decrease to the liability of $9.8 million.

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

Income Taxes

SFAS No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards to be used in determining the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current fiscal year and the deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s Financial Statements. Deferred tax assets and liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The Company establishes a valuation allowance to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Significant judgment is required in determining income tax provisions under SFAS 109 and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Inventory Allowances

The Company maintains a reserve for obsolete and slow-moving inventory. Products and materials that are specifically identified as obsolete are fully reserved. In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product. The remainder of the allowance is based on management’s estimates and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production. Management closely monitors the market place and related inventory levels and has historically maintained reasonably accurate allowance levels. In addition, the Company values certain inventories using the last-in, first-out (“LIFO”) method. Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. The Company’s obsolescence reserve has ranged from 10% to 13% of gross inventory over the last three years. A 100 basis point adjustment to the December 31, 2006 obsolescence reserve would change the reserve by approximately $1.0 million.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual impairment tests, or earlier if events or changes in circumstances indicate the carrying value may have been impaired. Determining the fair value of an operating segment is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others. The Company believes that the assumptions and rates used in its annual impairment test under SFAS 142 are reasonable, but inherently uncertain. The 2006 impairment test was performed in the fourth quarter of 2006 on the four operating segments for which the Company had goodwill recorded as of the fourth quarter of 2006, the annual testing date, and did not result in an impairment charge. The excess of fair value over carrying value for two of the operating segments, which carry $9.6 million of the total $10.7 million goodwill, as of the fourth quarter of 2006 ranged from approximately $23.4 million to $25.2 million. For the other two operating segments, which carry $1.1 million of the $10.7 million goodwill, the excess of fair value over carrying value as of the fourth quarter of 2006 ranged from approximately $0.4 million to $1.5 million. In order to evaluate the sensitivity of the analysis performed, the Company applied a hypothetical 10% decrease to the fair values of each operating segment, which resulted in excess fair value over carrying value ranging from approximately $0.1 million to $21.6 million for each respective operating segment.

Long-Lived Assets

The Company reviews property, plant and equipment and identified intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their market value determined by either a quoted market price, if available, or a value determined by utilizing a discounted cash flow analysis. Although the Company did not record any impairment charges in 2006 related to its property, plant and equipment and identified intangible assets, deterioration in its business in the future could lead to such impairment charges in future periods. Actual future operating results and the remaining economic lives could differ from those used in calculating the expected future undiscounted cash flows, which could have a material adverse impact on the Company’s results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, the remaining net book value is amortized over the revised useful lives.

Pension and Other Postretirement Benefits

The Company provides various defined benefit pension plans for its U.S. employees and sponsors three defined benefit healthcare and life insurance plans. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors. The assumptions used by the Company were determined as follows: (i) the discount rate used is based on comparisons to the Moody’s AA bond index and, to a lesser extent, the Citigroup Index, which represents a yield curve; (ii) the salary growth is based on the Company’s historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results and management’s expectations of future returns. The rates used to determine the Company’s costs and obligations under its pension and postretirement plans are disclosed in Footnote 5 of the Consolidated Financial Statements of this Form 10-K. Each assumption has different sensitivity characteristics. For the year ended December 31, 2006, a 25 basis point reduction in the discount rate would have increased the Company’s net benefit cost by approximately $0.4 million; a 25 basis point increase in the salary growth rate used would have increased the Company’s net benefit cost by approximately $0.3 million; and a 25 basis point reduction in the long-term rate of return on plan assets would have increased the Company’s net benefit cost by approximately $0.3 million.

37

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances when the Company is made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of the Company’s customer base. The risk associated with this estimate is that the Company would not become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses. Historically, the Company’s estimates and assumptions around the allowance have been reasonably accurate and the Company has processes and controls in place to closely monitor customers and potential credit issues. Historically over the past three years, the Company’s allowance as a percentage of total receivables has ranged from 2.5% to 3.3%. A 50 basis point increase in the Company’s current year allowance to receivable ratio would increase its allowance reserve by approximately $0.4 million.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company’s operations. Such factors also apply to the Company’s joint ventures. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A to this Form 10-K, “Risk Factors”.

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

The Company’s financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which the Company does business. The Company’s primary overseas markets are in Europe and Asia; thus exposing the Company to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another; however, no such material hedges were outstanding at year-end. The Company can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. In 2006, a 10% increase/decrease in exchange rates would have resulted in an increase/decrease to sales and net income of $28.4 million and $5.0 million, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rogers Corporation

We have audited the accompanying consolidated balance sheets of Rogers Corporation and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at December 31, 2006 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rogers Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

As discussed in Note 5 to the consolidated financial statements, in 2006 Rogers Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), and as discussed in Note 9 to the consolidated financial statements, also adopted SFAS No. 123 (Revised 2004), Share-Based Payment.

ERNST & YOUNG

Boston, Massachusetts
February 22, 2007

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)
	December 31, 2006	January 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$13,638	$22,001
Short-term investments	68,185	24,400
Accounts receivable, less allowance for doubtful accounts of $2,239 and $1,768	86,096	59,474
Accounts receivable from joint ventures	5,437	5,570
Accounts receivable, other	3,767	3,376
Note receivable, current	2,100	2,100
Inventories	70,242	43,502
Deferred income taxes	15,430	10,823
Asbestos-related insurance receivables	4,244	7,023
Other current assets	3,415	2,761
Total current assets	272,554	181,030

Notes receivable	-	2,100
Property, plant and equipment, net of accumulated depreciation of $141,490 and $120,721	141,728	131,616
Investments in unconsolidated joint ventures	26,629	20,260
Deferred income taxes	4,828	-
Pension asset	974	6,667
Goodwill	10,656	21,928
Other intangible assets	454	764
Asbestos-related insurance receivables	18,503	30,581
Other long-term assets	4,576	5,654
Total assets	$480,902	$400,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,715	$18,992
Accrued employee benefits and compensation	27,322	13,916
Accrued income taxes payable	9,970	7,209
Asbestos-related liabilities	4,244	7,023
Other current liabilities	14,892	10,226
Total current liabilities	82,143	57,366

Deferred income taxes	-	6,359
Pension liability	11,698	16,973
Retiree health care and life insurance benefits	10,021	7,048
Asbestos-related liabilities	18,694	30,867
Other long-term liabilities	1,169	1,737

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,937,523 and 16,255,024 shares issued and outstanding	16,938	16,255
Additional paid-in capital	59,352	31,220
Retained earnings	277,442	230,986
Accumulated other comprehensive income	3,445	1,789
Total shareholders' equity	357,177	280,250
Total liabilities and shareholders' equity	$480,902	$400,600

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For each of the fiscal years in the three-year period ended December 31, 2006
(Dollars in thousands, except per share amounts)
	2006	2005	2004

Net sales	$454,562	$356,112	$370,237
Cost of sales	311,661	252,966	257,046
Gross margin	142,901	103,146	113,191

Selling and administrative expenses	63,006	55,801	55,780
Research and development expenses	24,364	19,959	20,490
Restructuring and impairment charges	11,272	22,648	2,630
Operating income	44,259	4,738	34,291

Equity income in unconsolidated joint ventures	8,563	5,251	6,097
Other income, net	3,156	886	6,131
Interest income, net	2,353	911	260
Income before income taxes	58,331	11,786	46,779

Income tax (benefit) expense	11,875	(4,654)	12,710

Net income	$46,456	$16,440	$34,069

Net income per share:
Basic	$2.77	$1.01	$2.08
Diluted	2.69	0.98	1.99

Shares used in computing:
Basic	16,747,444	16,306,314	16,380,972
Diluted	17,287,837	16,724,397	17,103,583

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 28, 2003	15,995	31,659	180,477	4,895	233,026

Comprehensive income:
Net income	-	-	34,069	-	34,069
Other comprehensive income:
Foreign currency translation	-	-	-	3,725	3,725
Minimum pension liability, net of tax	-	-	-	123	123
Total comprehensive income					37,917
Stock options exercised	527	10,679	-	-	11,206
Stock issued to directors	14	251	-	-	265
Shares reacquired	(51)	(2,753)	-	-	(2,804)
Shares issued	22	697	-	-	719
Share buyback	(70)	(3,111)	-	-	(3,181)
Tax benefit on stock options exercised	-	4,347	-	-	4,347

Balance at January 2, 2005	16,437	41,769	214,546	8,743	281,495

Comprehensive income:
Net income	-	-	16,440	-	16,440
Other comprehensive loss:
Foreign currency translation	-	-	-	(6,891)	(6,891)
Minimum pension liability, net of tax	-	-	-	(63)	(63)
Total comprehensive income					9,486
Stock options exercised	285	6,422	-	-	6,707
Stock issued to directors	20	256	-	-	276
Shares reacquired	(105)	(4,119)	-	-	(4,224)
Shares issued	25	872	-	-	897
Share buyback	(407)	(15,492)	-	-	(15,899)
Tax benefit on stock options exercised	-	1,512	-	-	1,512

Balance at January 1, 2006	$16,255	$31,220	$230,986	$1,789	$280,250

Comprehensive income:
Net income	-	-	46,456	-	46,456
Other comprehensive income (loss):
Foreign currency translation	-	-	-	7,579	7,579
Minimum pension liability, net of tax	-	-	-	(50)	(50)
Total comprehensive income					53,985
Adjustment to initially apply SFAS 158, net of tax	-	-	-	(5,873)	(5,873)
Stock options exercised	630	17,200	-	-	17,830
Stock issued to directors	8	398	-	-	406
Shares issued	45	713	-	-	758
Stock-based compensation expense	-	4,875	-	-	4,875
Tax benefit on stock options exercised	-	4,946	-	-	4,946

Balance at December 31, 2006	$16,938	$59,352	$277,442	$3,445	$357,177

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the fiscal years in the three-year period ended December, 31, 2006

(Dollars in thousands)	2006	2005	2004

Operating Activities
Net income	$46,456	$16,440	$34,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,529	16,853	18,068
Stock-based compensation expense	4,875	-	-
Deferred income taxes	(9,597)	(4,637)	3,348
Excess tax benefit related to stock award plans	(4,946)	-	-
Tax benefit related to stock award plans	-	1,512	4,347
Equity in undistributed income of unconsolidated joint ventures, net	(8,563)	(5,251)	(6,097)
Dividends received from unconsolidated joint ventures	3,351	4,018	2,745
Loss (gain) on disposition / sale of assets	-	84	(947)
Pension and postretirement benefits	(1,731)	2,055	1,312
Impairment charges	11,272	22,648	-
Other, net	(1,210)	1,922	1,122
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(22,979)	(7,197)	(3,103)
Accounts receivable from joint ventures	133	(394)	(1,997)
Inventories	(25,729)	3,106	(20,509)
Other current assets	(596)	264	(1,094)
Accounts payable and other accrued liabilities	23,629	(2,926)	(206)
Net cash provided by operating activities	33,894	48,497	31,058

Investing Activities
Capital expenditures	(23,074)	(28,613)	(28,131)
(Purchase of) proceeds from short-term investments, net	(43,785)	4,850	(12,594)
Acquisition of businesses, net of cash acquired	-	-	(3,408)
Proceeds from sale of property, plant and equipment	-	-	4,773
Investment in unconsolidated joint ventures, net	(250)	-	(4,541)
Proceeds from disposition of business	-	-	49
Net cash used in investing activities	(67,109)	(23,763)	(43,852)

Financing Activities
Proceeds from sale of capital stock, net	17,830	2,483	8,402
Excess tax benefit related to stock award plans	4,946	-	-
Proceeds from issuance of shares to employee stock ownership plan	758	897	719
Purchase of stock	-	(15,899)	(3,181)
Net cash provided by (used in) financing activities	23,534	(12,519)	5,940

Effect of exchange rate fluctuations on cash	1,318	(931)	(255)

Net (decrease) increase in cash and cash equivalents	(8,363)	11,284	(7,109)

Cash and cash equivalents at beginning of year	22,001	10,717	17,826

Cash and cash equivalents at end of year	$13,638	$22,001	$10,717

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock ownership plan	$954	$825	$689

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Rogers Corporation manufactures specialty materials, which are sold to targeted markets around the world. These specialty materials are grouped into four reportable segments: Printed Circuit Materials, which includes rigid circuit board laminates for high frequency printed circuits and flexible circuit board laminates for flexible interconnections, which are sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, portable communication device, communications infrastructure, aerospace and defense, and consumer markets; High Performance Foams, which includes urethane foams and silicone materials that are sold principally to manufacturers in the portable communication device, communication infrastructure, computer, ground transportation, aerospace and consumer markets; Custom Electrical Components, which includes electroluminescent lamps, inverters, and busbars that are sold principally to the ground transportation and portable communication device markets; and Other Polymer Products, which is comprised of industrial laminates, polyolefin foams, elastomer rollers, nitrophyl floats, and nonwoven materials.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

The Company operates on a 52 or 53-week fiscal year. Fiscal 2006 and 2005 were 52-week fiscal years; 2004 was a 53-week fiscal year with the extra week included in the first quarter results.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Specifically, the Company reclassified certain amounts associated with its investments in auction-rate securities from cash to short-term investments during the 2006 fiscal year. Additionally, the Company reclassified the January 1, 2006 and January 2, 2005 consolidated balance sheets and statements of cash flows to properly classify into short-term investments $24.4 million and $27.3 million, respectively, of auction-rate securities previously classified as cash and cash equivalents.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates market value.

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short-term investments, which are carried at cost and consist of auction-rate securities, have been classified as held-to-maturity at December 31, 2006 and January 1, 2006. If the market values of individual securities decrease below cost for a period of six to nine months, the Company deems this indicative of an ‘other than temporary’ impairment and writes down the carrying amount of the investments to market value through other income, net in the consolidated statements of income. The Company has not recorded any such write downs in the years ended December 31, 2006, January 1, 2006 and January 2, 2005.

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

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $9.6 million and $7.3 million at December 31, 2006 and January 1, 2006, respectively, or 14% and 18% of total Company inventories in the respective periods, are valued by the last-in, first-out (“LIFO”) method. The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (“FIFO”) costs.

Inventories consist of the following:

(Dollars in thousands)	December 31, 2006	January 1, 2006

Raw materials	$16,170	$12,450
Work-in-process	8,201	8,750
Finished goods	45,871	22,302
	$70,242	$43,502

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

Given the inherent uncertainty in making future projections, the Company has had the projections of current and future asbestos claims periodically re-examined, and plans to continue to do so in the future, and the Company will update them, if needed, based on Company experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system. There can be no assurance that the Company’s accrued asbestos liabilities will approximate its actual asbestos-related settlement and defense costs, or that its accrued insurance recoveries will be realized. The Company believes that it is reasonably possible that it will incur additional charges for its asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amount at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.

Concentration of Credit and Investment Risk

The Company extends credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At December 31, 2006 and January 1, 2006, there was one customer that accounted for approximately 12% and 11%, respectively, of the Company’s accounts receivable. No other individual customer comprised more than ten percent of the total accounts receivable balance at December 31, 2006 or January 1, 2006. The Company did not experience significant credit losses on customers’ accounts in 2006, 2005, or 2004.

The Company invests its excess cash principally in investment grade government and corporate debt securities. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions. The Company did not experience any significant losses on its cash equivalents or short-term investments in 2006, 2005, or 2004.

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

Pension and Retiree Healthcare and Life Insurance Benefits

The Company provides various defined benefit pension plans for its U.S. employees and sponsors three defined benefit healthcare and life insurance plans for its U.S. retirees. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used by the Company are determined as follows: (i) the discount rate used is based on comparisons to the Moody’s AA bond index, as well as a hypothetical yield curve that creates a reference portfolio of high-quality corporate bonds whose payments mimic the plan’s benefit payment stream; (ii) the salary growth is based on the Company’s historical and projected level of salary increases; (iii) the long-term rate of return on plan assets is determined based on historical portfolio results and management’s expectations of future returns, as well as current market assumptions related to long-term return rates; and (iv) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. The Company reviews these assumptions periodically throughout the year.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
	2006	2005	2004
Numerator:
Net Income	$46,456	$16,440	$34,069

Denominator:
Denominator for basic earnings per share - weighted averages shares	16,747,444	16,306,314	16,380,972
Effect of stock options	540,393	418,083	722,611
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	17,287,837	16,724,397	17,103,583

Basic earnings per share	$2.77	$1.01	$2.08
Diluted earnings per share	$2.69	$0.98	$1.99

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

On December 31, 2006 and January 1, 2006, the Company has outstanding forward contracts used to hedge foreign currency transactional exposures. The fair value of such investments were not material at December 31, 2006 and January 1, 2006. The effects of these contracts are recorded directly to the Company’s statement of income as these items have not been designated as hedges. As of December 31, 2006 and January 1, 2006, the Company does not have any instruments outstanding that would require hedge accounting treatment.

Advertising Costs

Advertising is expensed as incurred and amounted to $1.5 million, $1.5 million, and $1.7 million for 2006, 2005, and 2004, respectively.

Variable-Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to address certain FIN 46 implementation issues. The Company adopted the provisions of FIN 46R in the first quarter of 2004. As a result of its review, the Company determined that it had one variable interest entity (VIE); however, the Company determined that it was not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46R. The VIE identified by the Company is Polyimide Laminate Systems, LLC (PLS), a 50% owned joint venture with Mitsui Chemicals, Inc. The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999. Sales of PLS were approximately $20.4 million, $20.0 million and $18.2 million in 2006, 2005, and 2004, respectively. The Company’s maximum exposure to loss as a result of its involvement with PLS is limited to its equity investment, which was approximately $40,000 at December 31, 2006, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $2.5 million and $2.1 million at December 31, 2006 and January 1, 2006, respectively. In accordance with FIN 46R, the Company reviews its FIN 46R compliance whenever a reconsideration event occurs or a new situation exists that was not previously considered under FIN 46R.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R was initially effective for periods beginning after June 15, 2005; however, in April of 2005, the SEC delayed the effective date to the first annual period that begins after June 15, 2005.

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

Recent Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109 (FIN 48). FIN 48 is effective for accounting periods commencing after December 15, 2006 and the Company intends to adopt the new standard in the first quarter of 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2006	January 1, 2006

Land	$11,860	$9,234
Buildings and improvements	101,789	95,807
Machinery and equipment	126,849	104,471
Office equipment	26,515	23,942
Equipment in process	16,205	18,883
	283,218	252,337
Accumulated depreciation	(141,490)	(120,721)
	$141,728	$131,616

Depreciation expense was $19.2 million in 2006, $16.5 million in 2005, and $17.7 million in 2004.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following:

(Dollars in thousands)	December 31, 2006	January 1, 2006

Trademarks and patents	$1,022	$1,022
Technology	786	786
Covenant-not-to-compete	625	625
	2,433	2,433
Accumulated amortization	(1,979)	(1,669)
	$454	$764

Amortization expense for 2006, 2005, and 2004, amounted to approximately $0.3 million, $0.3 million, and $0.4 million, respectively. For each of the next five fiscal years, amortization expense is estimated to be approximately $60,000. In 2005, the Company recorded an impairment charge on certain assets related to the polyolefin foam business, resulting in a reduction of the related intangible assets of $5.7 million (see Footnote 12). Also in 2005, the Company recorded a purchase accounting adjustment related to its acquisition of the 50% of Durel Corporation that the Company did not already own to reduce certain intangible assets as a result of the resolution of certain income tax contingencies.

In 2006, the Company recorded an additional non-cash pre-tax charge related to the impairment of goodwill in the polyolefin foams and polyester based operating segments in the amounts of $6.3 and $5.0 million, respectively. Both charges are included in restructuring and impairment charges on the Company’s statements of income.

The changes in the carrying amount of goodwill for the period ending December 31, 2006, by segment, is as follows:

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total
Balance as of December 28, 2003	$-	$7,410	$-	$9,261	$16,671
Acquisition of KF, Inc.	-	-	-	2,224	2,224
Polyolefin foams purchase price adjustment	-	-	-	3,033	3,033
Balance as of January 2, 2005 and January 1, 2006	$-	$7,410	$-	$14,518	$21,928

Polyester-based industrial laminates impairment	-	-	-	(5,013)	(5,013)
Polyolefin foams impairment	-	-	-	(6,259)	(6,259)
Balance as of December 31, 2006	$-	$7,410	$-	$3,246	$10,656

51

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of December 31, 2006, the Company had four joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

Equity income related to Rogers’ share of the underlying net income of the joint ventures amounted to $8.6 million, $5.3 million, and $6.1 million for 2006, 2005, and 2004, respectively. The Company had commission income from PLS of $2.0 million, $2.3 million, and $1.9 million for 2006, 2005, and 2004 respectively, which is included in other income, net on the statement of income.

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

Summarized Information for Joint Ventures:

(Dollars in thousands)	December 31, 2006	January 1, 2006

Current assets	$57,600	$43,946
Noncurrent assets	16,804	19,426
Current liabilities	20,773	17,347
Noncurrent liabilities	2,050	4,260
Shareholders’ equity	53,258	41,765

	For the years ended:

(Dollars is thousands)	December 31, 2006	January 1, 2006	January 2, 2005

Net sales	$109,765	$98,678	$85,200
Gross profit	29,271	27,549	28,897
Net income	17,126	10,502	12,194

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

In addition, the Company sponsors three unfunded defined benefit health care and medical and life insurance plans for retirees. The measurement date for all plans for 2006 and 2005 is December 31, 2006 and January 1, 2006, respectively.

Impact of Adoption of New Accounting Standard

On December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans - An amendment of FASB Statement Nos. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income. The measurement date provisions did not impact the Company as all of the plans have a measurement date of December 31, 2006 in the current fiscal year.

The impact of implementing SFAS 158 reduced total assets by $2.6 million, increased total liabilities by $6.9 million and reduced shareholders’ equity (decrease in accumulated other comprehensive income) by $5.9 million, net of deferred taxes of $3.6 million. The adoption did not affect the consolidated balance sheet at January 1, 2006 or the consolidated statements of income for each of the three fiscal years in the period ended December 31, 2006.

The adjustment to accumulated other comprehensive income upon the adoption of SFAS 158 represents the net unrecognized actuarial losses, unrecognized prior service costs (credits) and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employer’s Accounting for Pensions (SFAS 87). These amounts were previously netted against the plan’s funded status in the consolidated balance sheet. The Company will recognize these amounts in future periods as net periodic pension cost pursuant to the accounting policy for amortizing such amounts.

In addition, with the adoption of this Statement, actuarial gains and losses that are not immediately recognized as net periodic pension cost will be recognized as a component of other comprehensive income and amortized into net periodic pension cost in future periods.

Obligations and Funded Status
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2006	2005	2006	2005
Change in benefit obligation:

Benefit obligation at beginning of year	$127,027	$115,113	$10,860	$11,271
Service cost	4,534	4,168	778	674
Interest cost	6,820	6,501	565	563
Actuarial (gain) loss	(4,930)	7,014	(396)	(812)
Benefit payments	(6,198)	(5,769)	(849)	(836)
Plan amendments	302	-	-	-
Benefit obligation at end of year	$127,555	$127,027	$10,958	$10,860

Change in plan assets:

Fair value of plan assets at beginning of year	$100,197	$91,065	$-	$-
Actual return on plan assets	12,386	12,578	-	-
Employer contributions	10,446	2,323	849	836
Benefit payments	(6,198)	(5,769)	(849)	(836)
Fair value of plan assets at end of year	$116,831	$100,197	$-	$-

Funded status	$(10,724)	$(26,830)	$(10,958)	$(10,860)

Amounts recognized in the consolidated balance sheets consist of:
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2006	2005	2006	2005

Non-current assets	$974	$6,667	$-	$-
Current liabilities	-	-	(937)	(900)
Non-current liabilities	(11,698)	(16,973)	(10,021)	(7,048)
Deferred tax asset	-	2,431	-	-
Minimum pension liability included in accumulated other comprehensive income	-	3,954	-	-
Net amount recognized at end of year	$(10,724)	$(3,921)	$(10,958)	$(7,948)

Amounts recognized in accumulated other comprehensive income consist of:
(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2006	2006

Net Actuarial Loss	$10,081	$2,355
Prior Service Cost	3,494	-
Net amount recognized at end of year	$13,575	$2,355

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $4.1 million, $3.0 million and $0.0 million, respectively as of December 31, 2006, and $127.0 million, $109.0 million and $100.2 million, respectively, as of January 1, 2006. The decrease in these amounts at December 31, 2006, as compared to January 1, 2006, is primarily related to contributions of $10.4 million in 2006, which resulted in one of the qualified noncontributory defined benefit plans moving to a position in which the fair value of plan assets exceeded the accumulated benefit obligation at December 31, 2006.

Components of Net Periodic Benefit Cost
				Postretirement Health and
	Pension Benefits			Life Insurance Benefits
(Dollars in thousands)	2006	2005	2004	2006	2005	2004

Service cost	$4,534	$4,168	$3,932	$778	$674	$579
Interest cost	6,820	6,501	6,222	565	563	541
Expected return of plan assets	(8,706)	(8,045)	(7,069)	-	-	-
Amortization of prior service cost	461	461	626	-	-	-
Amortization of net loss	565	659	548	162	163	127
Curtailment loss	-	-	794	-	-	-
Settlement gain	-	-	(154)	-	-	-
Net periodic benefit cost	$3,674	$3,744	$4,899	$1,505	$1,400	$1,247

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.3 million and $0.5 million, respectively. The estimated net loss for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2006	2005	2006	2005

Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net benefit cost for years ended:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2006	2005	2006	2005

Discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.75%	9.00%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

For measurement purposes as of December 31, 2006, the Company assumed an annual healthcare cost trend rate of 9% for covered healthcare benefits in 2007. The rate was assumed to decrease gradually to 5% in 2010 and remain at that level thereafter. As of January 1, 2006, the Company assumed an annual healthcare cost trend rate of 9% for covered healthcare benefits in 2006. The rate was assumed to decrease gradually to 5% in 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost	$163,393	$(142,875)
Effect on other postretirement benefit obligations	$903,920	$(789,915)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and January 1, 2006, by asset category, are as follows:

	Current Target
	Allocation	Plan Assets at Year-End
	2007	2006	2005

Equity securities	67%	68%	69%
Debt securities	33%	32%	31%
Total	100%	100%	100%

Investment Strategy

The Company’s defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. Overall investment risk is mitigated by maintaining a diversified portfolio of assets as reflected in the above tables.

Asset allocation target ranges were established to meet the Company’s investment objectives. The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition.

57

Cash Flows

Contributions

At the current time, the Company has met the minimum funding requirements for its qualified defined benefit pension plans and is therefore not required to make a contribution to the plans in 2007. In 2006 and 2005, the Company made annual contributions to the pension plans of approximately $10.4 million and $2.3 million, respectively. The Company will most likely make a contribution to the pension plans in 2007, but cannot estimate the amount at this time. As there is no funding requirement for the nonqualified defined benefit plans and the Retiree Health and Life Insurance benefit plans, the Company will contribute the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets. The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows. The benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of fiscal 2006.

(Dollars in thousands)
	Pension Benefits	Retiree Health and Life Insurance Benefits

2007	$5,481	$937
2008	5,623	952
2009	5,936	915
2010	6,377	892
2011	6,793	897
2012-2016	43,919	4,780

NOTE 6 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

The Company sponsors the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. Employees can defer an amount they choose, up to the yearly IRS limit, which is $15,000 in 2006 and $15,500 in 2007. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. Currently up to 5% of an eligible employee’s annual pre-tax contribution is matched at a rate of 50% by the Company. In 2006, 2005 and 2004, 100% of the Company’s matching contribution was invested in Company stock. RESIP related expense amounted to $1.1 million in each of 2006, 2005, and 2004, which related solely to Company matching contributions.

NOTE 7 - DEBT

Long-Term Debt

The Company, together with certain of its wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd. entered into a Multicurrency Revolving Credit Agreement on November 13, 2006 with Citizens Bank of Connecticut (Credit Agreement). The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B). The Credit Agreement includes a letter of credit sub-facility of up to $75 million. Under the terms of the Credit Agreement, the Borrowers have the right to incur additional indebtedness through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011. Credit Facility B, which expires on November 12, 2007, is expected to be renewed annually. The rate of interest charged on any outstanding loans can, at the Borrower’s option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate. The spreads over the LIBOR rate are based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

In conjunction with the execution of the Credit Agreement, on November 13, 2006, the Company terminated an unsecured revolving multi-currency credit facility of $50 million (the Prior Agreement). Borrowings under the Prior Agreement were subject to interest based upon the prime rate or a Eurocurrency loan rate and required the Company to pay a commitment fee of 30.0 to 37.5 basis points on the maximum borrowings available net of any outstanding borrowings.

There were no borrowings pursuant to the Credit Agreement and the Prior Agreement at December 31, 2006 and January 1, 2006, respectively. The Credit Agreement and the Prior Agreement contain restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures. The Company was in compliance with these covenants at December 31, 2006 and January 1, 2006.

Additionally, the Company was obligated under irrevocable standby letters of credit, which guarantee the Company’s self- insured workers compensation plan in the amount of $1.6 million at December 31, 2006. There were no amounts outstanding on these letters of credit as of December 31, 2006.

Interest

Interest costs and bank fees incurred on bank commitments and debt, which approximate amounts paid, during the years 2006, 2005, 2004 were $130,000, $150,000, and $146,000, respectively.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, the Company cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 8 - INCOME TAXES

Consolidated income (loss) before income taxes consists of:

(Dollars in thousands)	2006	2005	2004
Domestic	$4,230	$(578)	$40,669
International	54,101	12,364	6,110
Total	$58,331	$11,786	$46,779

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2006
Domestic	$12,109	$(7,521)	$4,588
International	9,109	(1,203)	7,906
State	254	(873)	(619)
Total	$21,472	$(9,597)	$11,875

2005
Domestic	$(2,906)	$(3,900)	$(6,806)
International	2,708	225	2,933
State	181	(962)	(781)
Total	$(17)	$(4,637)	$(4,654)

2004
Domestic	$5,378	$3,243	$8,621
International	3,836	(103)	3,733
State	148	208	356
Total	$9,362	$3,348	$12,710

Deferred tax assets and liabilities as of December 31, 2006 and January 1, 2006, respectively, are comprised of the following:

(Dollars in thousands)	2006	2005
Deferred tax assets
Accrued employee benefits and compensation	$9,519	$6,528
Accrued postretirement benefits	6,316	3,020
Intercompany profit elimination	5,554	-
Other postretirement benefits	3,269	3,580
Investment in joint ventures, net	214	-
Tax credit carryforwards	-	1,381
Other	2,583	715
Total deferred tax assets	27,455	15,224
Less deferred tax asset valuation allowance	960	973
Total deferred tax assets, net of valuation allowance	26,495	14,251
Deferred tax liabilities
Depreciation and amortization	6,237	9,086
Investment in joint ventures, net	-	701
Total deferred tax liabilities	6,237	9,787
Net deferred tax asset	$20,258	$4,464

Deferred taxes are classified on the consolidated balance sheet at December 31, 2006 and January 1, 2006 as a net current deferred tax asset of $15.4 million and $10.8 million, respectively, and a net long-term deferred tax asset (liability) of $4.8 million and ($6.4) million, respectively.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes. The reasons for this difference are as follows:

(Dollars in thousands)	2006	2005	2004

Tax expense at Federal statutory income tax rate	$20,416	$4,125	$16,373
International tax rate differential	(6,648)	(1,617)	(56)
Foreign tax credit	1,885	(1,174)	(1,913)
General business credits	(648)	(712)	(780)
Nontaxable foreign sales income	(1,233)	(2,365)	(2,947)
Manufacturer’s deduction	(87)	(259)	-
State income tax expense (benefit), net of federal benefit	(437)	(608)	392
Impairment of nondeductible goodwill	1,840	-	-
Valuation allowance change	(12)	(60)	(291)
Provision to return adjustment	-	(1,956)	-
Audit settlement reserve adjustment	(2,800)	-	-
Other	(401)	(28)	1,932
Income tax (benefit) expense	$11,875	$(4,654)	$12,710

The Company is eligible for a tax holiday on its earnings in China. Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of the Company, the first two years of cumulatively profitable operations are taxed at a zero percent tax rate. In 2006, the second year under this agreement, RSZ reported pretax income of $23.6 million, which was subject to the zero percent tax rate, resulting in a decrease in the Company’s effective tax rate of 14 percentage points, or $0.48 in diluted earnings per share. In years 3 through 5 of the tax holiday (2007 - 2009) the tax rate in effect is 7.5% and in year 6 (2010) and beyond, the tax rate is 15%, subject to local government approval.

A valuation allowance of $1.0 million at December 31, 2006 and January 1, 2006 is recorded for the net U.S. deferred tax asset associated with the excess foreign tax credits from undistributed foreign earnings available to offset resulting U.S. tax on future foreign source income. It is uncertain whether the net asset will be realized in future years due to the various foreign tax credit limitations imposed by the U.S. tax code. The Company performs an annual assessment of the realization of its deferred tax assets considering all of the available evidence, both positive and negative. The Company then records a valuation allowance against the deferred tax assets, which it believes, based on the weight of available evidence, will more likely than not be realized.

Through December 31, 2006, the Company has not provided U.S. income taxes on approximately $89.0 million of unremitted foreign earnings because substantially all such earnings were intended to be indefinitely reinvested outside the U.S.

Tax benefits arising from the exercise of stock options were $4.9 million, $1.5 million and $4.3 million in 2006, 2005 and 2004, respectively. These tax benefits have been allocated to additional paid-in-capital in stockholder’s equity when realized.

Income taxes paid, net of refunds, were $12.7 million, $2.6 million and $7.1 million in 2006, 2005 and 2004, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income

Accumulated balances related to each component of accumulated other comprehensive income are as follows:

(Dollars in thousands)	December 31, 2006	January 1, 2006

Foreign currency translation adjustments	$13,322	$5,743
Minimum pension liability, net of $2,431 in deferred taxes in 2005	-	(3,954)
Funded status of pension plans and other post retirement benefits, net of $6,053 in deferred taxes in 2006	(9,877)	-
Accumulated other comprehensive income	$3,445	$1,789

Capital Stock and Equity Compensation Awards

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

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2006	January 1, 2006

Stock options	2,754,456	3,400,569
Rogers Employee Savings and Investment Plan	168,205	113,817
Rogers Corporation Global Stock Ownership Plan for Employees	374,998	400,703
Stock to be issued in lieu of deferred compensation	31,282	31,905
Total	3,328,941	3,946,994

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

In 2004, prior to the adoption of SFAS 123R, the Company immediately vested options for a total of 316,000 shares that were granted that year. The effect of this vesting increased 2004 pro-forma stock-based compensation expense by approximately $5.8 million. In November 2005, the Company accelerated the vesting of certain out-of-the money unvested non-qualified stock options granted in 2003, which increased 2005 pro-forma stock-based compensation expense by approximately $2.3 million. Also in 2005, the Company accelerated certain outstanding in-the-money unvested non-qualified stock options granted in 2002, which increased 2005 pro-forma stock-based compensation expense by approximately $0.5 million and resulted in an immaterial charge to earnings in 2005. Additionally, the Company immediately vested options for a total of 419,000 shares that were granted in 2005, which increased pro-forma stock-based compensation expense by approximately $6.9 million. For those stock options that were immediately vested in 2004 and 2005, shares obtained through these grants cannot be sold until after the fourth anniversary of the respective grant date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination. For those stock options with vesting schedules that were accelerated in 2005, any shares acquired pursuant to such accelerated vesting schedules cannot be sold until the original vesting date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination. Options issued to the Company’s Belgian employees and incentive stock options (ISOs) issued prior to the adoption of SFAS 123R were not accelerated. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate future compensation expense that the Company would otherwise have been required to recognize in its statements of income beginning in the first quarter of 2006 in accordance with SFAS 123R.

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. The fair value of options granted in 2006, 2005 and 2004 were calculated using the following weighted average assumptions:

	December 31, 2006	January 1, 2006	January 2, 2005
Options granted	203,679	500,499	378,029
Weighted average exercise price	51.09	36.91	59.08
Weighted-average grant date fair value	23.52	16.51	27.96
Assumptions:
Expected volatility	38.5%	39.7%	37.5%
Expected term (in years)	6.3	6.3	6.8
Risk-free interest rate	4.67%	2.96%	4.06%
Expected dividend yield	-	-	-

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

The Company’s employee stock option agreements contain a retirement provision which results in the vesting of any unvested options immediately upon retirement. This provision effects the timing of option expense recognition for optionees meeting the criteria for retirement. In accordance with SFAS 123R, the Company recognizes compensation expense over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period.

A summary of the activity under the Company’s stock option plans as of December 31, 2006 and changes during the year then ended, is presented below:
	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,565,813	$34.63
Options granted	203,679	51.09
Options exercised	(636,579)	28.62
Options cancelled	(14,282)	46.13
Options outstanding at December 31, 2006	2,118,631	37.94	6.6	$44,944,499
Options exercisable at December 31, 2006	1,916,387	37.04	6.4	$42,366,440
Options vested or expected to vest at December 31, 2006 *	2,112,564	37.90	6.6	$44,719,034

* In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the year ended December 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $13.3 million, and the total amount of cash received from the exercise of these options was $18.2 million. The total grant-date fair value of stock options that vested during the year ended December 31, 2006 was approximately $3.7 million.

As of December 31, 2006, there was $2.4 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of activity under the stock options plans for the fiscal years ended 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	2,565,813	$34.63	2,371,937	$32.86	2,529,941	$26.47
Granted	203,679	51.09	500,499	36.91	378,029	59.08
Exercised	(636,579)	28.62	(284,971)	23.53	(526,249)	20.91
Cancelled	(14,282)	46.13	(21,652)	39.76	(9,784)	37.76
Outstanding at year-end	2,118,631	$37.94	2,565,813	$34.63	2,371,937	$32.86
Options exercisable at end of year	1,916,387		2,502,595		1,688,599

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

The Company recognizes compensation expense on these awards ratably over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date. The amount of compensation expense recognized over the vesting period is based on the Company’s projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure. If at any point during the vesting period, the Company concludes that the ultimate result of this measure will change from that originally projected, the Company will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period. During 2006, the Company granted restricted stock awards of 23,900 shares under this program and granted an additional one-time award to a certain executive that vests based on the completion of a three-year requisite service period measured from the grant date. This award cliff vests at the end of the three-year period and compensation expense is recognized ratably over the requisite service period. The Company recognized $0.7 million of compensation expense associated with these awards during the year ended December 31, 2006, which was based on a forecasted pay-out of 200% of the original award amount due to the strong financial results in 2006.

As of December 31, 2006, there was $1.9 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at the end of the respective offering period. The Company offers two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP plan contains a look-back feature that allows the employee to acquire stock at the underlying market price at the beginning or end of the respective period; whichever is lower, at a 15% discount from the market price. Under SFAS 123R, the Company recognizes compensation expense on these options ratably over the offering period based on the fair value of the anticipated number shares that will be issued at the end of each respective period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. In 2006, the Company recognized approximately $450,000 of compensation expense associated with the ESPP plan.

Common Stock Repurchase

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On October 28, 2004, the Board of Directors authorized the repurchase of up to an aggregate of $25 million in market value of such common stock. This repurchase plan was scheduled to expire on October 28, 2005; however, on October 27, 2005, the Board of Directors cancelled the unused portion of this plan and approved another buyback program, under which the Company was authorized to repurchase up to an aggregate of an additional $25 million in market value of common stock over a 12 month period. This plan expired on October 28, 2006, and a new buyback program was not initiated at that time. For the 2006 fiscal year, the Company did not repurchase any shares of common stock. As of January 1, 2006, the Company had repurchased approximately 406,800 shares of common stock, for a total of $15.9 million, as a result of the repurchase program. On February 15, 2007, the Board of Directors approved a new buyback program, under which the Company is authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.

Liability Based Awards

Stock Appreciation Rights

Prior to the third quarter of 2006, the Company offered stock appreciation rights (SARs) to certain employees. These rights vested in one-third increments on the 2nd, 3rd and 4th anniversary dates of the grant and expire on the 10th anniversary of the grant date or three months after termination, whichever occurs first. These rights could only be settled in cash and, therefore, qualified as liability-based awards under SFAS 123R. The Company recognized compensation expense on these rights ratably over the vesting period. The fair value of the award was determined using the Black-Scholes option-pricing model and, since these awards were liability awards, the awards were revalued at each reporting period and compensation expense was adjusted accordingly. The expense recorded during the year related to this program was minimal. As of the third quarter of 2006, the SAR program was discontinued and replaced by a cash-based incentive program based on service time with the Company.

Impact on Earnings

As a result of adopting SFAS 123R on January 2, 2006, the Company’s net income before taxes for the year ended December 31, 2006 is lower by $3.7 million, and net income is lower by $2.2 million, than if it had continued to account for share-based compensation under APB 25. Cash flow from operations was lower by $4.9 million and the cash flow from financing activities was higher by $4.9 million. Basic and diluted earnings per share were lower for the year by $0.13 and $0.13 than if the Company had continued to account for share-based compensation under APB 25.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the years ended January 1, 2006 and January 2, 2005, based on the fair-value method under SFAS 123. The reported and pro-forma net income and earnings per share for the year ended December 31, 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

(Dollars in thousands, except per share amounts)
	January 1, 2006	January 2, 2005
Net income, as reported	$16,440	$34,069
Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	7,344	9,832
Pro-forma net income	$9,096	$24,237

Basic earnings per share
As reported	$1.01	$2.08
Pro-forma	$0.56	$1.48

Diluted earnings per share
As reported	$0.98	$1.99
Pro-forma	$0.54	$1.42

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company's principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that the Company pays maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions at the Company's option. The Company also has leases that are cancellable with minimal notice. Lease expense was $1.5 million in 2006, $1.6 million in 2005, and $1.4 million in 2004.

Future minimum lease payments under noncancellable operating leases at December 31, 2006, aggregated $3.0 million. Of this amount, annual minimum payments are $1.6 million, $0.8 million, $0.4 million, and $0.2 million for years 2007 through 2010, respectively.

Environmental Activities and General Litigation

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division (MCD) located in Manchester, Connecticut to Vyncolit North America, Inc. (Vyncolit), at the time a subsidiary of the Perstorp Group (Perstorp), located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $500,000 and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5). The Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s Remedial Action Plan in February 2005. The Company completed its remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006. The cost of the remediation approximated the reserve originally recorded in 2002. The Company plans to complete four rounds of quarterly groundwater monitoring and file a request for a waiver with the CT DEP if the groundwater monitoring confirms that soil remediation was successful. The cost of monitoring, which is not expected to be material, will be treated as period expenses as incurred.

Superfund Sites

The Company is currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In one particular case, the Company has been assessed a cost sharing percentage of 2.67% in relation to the range for estimated total cleanup costs of $17 to $24 million. The Company has confirmed sufficient insurance coverage to fully cover this liability and has recorded a liability and related insurance receivable of approximately $0.5 million, which approximates its share of the low end of the range.

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

PCB Contamination

The Company has been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I related to certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. The Groundwater Remedial Action Plan was prepared to address residual PCB’s that are present in the shallow groundwater. The extent of the PCB plume has been defined. Rogers recently proposed a Monitored Natural Attenuation (MNA) remedy to the CT DEP and the EPA, as the current well network appears to be sufficient to monitor natural attenuation and the stability of the plume. The Company will continue to monitor the site and report the results of its monitoring to the CT DEP and the EPA. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

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

The Company did not mine, mill, manufacture or market asbestos; rather, the Company made some limited products, which contained encapsulated asbestos. Such products were provided to industrial users. The Company stopped manufacturing these products in 1987.

•	Claims

The Company has been named in asbestos litigation primarily in Pennsylvania, Illinois, and Mississippi. As of December 31, 2006, there were approximately 148 pending claims compared to 215 pending claims at January 1, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against the Company increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company declined in 2005 and then again in 2006. It is too early to determine if the rate of such filings against the Company will continue to decline.

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

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In 2006 and 2005, the Company was able to have approximately 76 and 159 claims dismissed, respectively, and settled 15 and 12 claims, respectively. The majority of costs have been paid by the Company’s insurance carriers, including the costs associated with the small number of cases that have been settled. Such settlements totaled approximately $5.1 million in 2006, and approximately $4.4 million in 2005. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by the Company’s insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to have a formal analysis performed to determine its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos-related claims at the time and the related settlement history. As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

The Company’s applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of the Company’s primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. There appear to be three such primary carriers, all of which were put on notice of the litigation. In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with the Company to project the insurance coverage of the Company for asbestos-related claims. Marsh’s conclusions were based primarily on a review of the Company’s coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement

To date, the Company’s primary insurance carriers have provided for substantially all of the settlement and defense costs associated with its asbestos-related claims. However, as claims continued, the Company and its primary insurance carriers determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. As of November 5, 2004, an interim cost sharing agreement was established that provided that the primary insurance carriers would continue to pay all resolution and defense costs associated with these claims until a definitive cost sharing arrangement was consummated. This interim agreement was superseded by a definitive cost sharing agreement, which was finalized on September 28, 2006. The cost sharing formula in the definitive agreement is essentially the same as in the formula in the interim agreement.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company has had the projections of current and future asbestos claims periodically re-examined, and the Company will have them updated if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and the Company’s success in resolving claims against the Company. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $230,000 in 2004. At year-end 2005, NERA and Marsh were asked to update their respective analyses, which they did, and the Company adjusted its estimated liability and estimated insurance recovery, for the five-year period through 2010, to $37.9 million and $37.6 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $300,000, of which approximately $70,000 was recognized in 2005. At year-end 2006, NERA and Marsh were again asked to update their respective analyses, which they did, and the Company further adjusted the estimated liability and estimated insurance recovery, for the five-year period ended 2011, to $22.9 million and $22.7 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $190,000. This resulted in the recognition of approximately $110,000 of earnings in 2006. The significant reduction in estimated liabilities is primarily due to a reduction in the rate of claims filed against the Company and a decrease in the average settlement amount.

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

Other Environmental and General Litigation Matters

In 2004, the Company became aware of a potential environmental matter at its facility in Korea involving possible soil contamination. The initial assessment of the site has been completed and has confirmed that there is contamination. The Company believes that such contamination is historical and occurred prior to its occupation of the facility. Based on this information, the Company believes it is under no current obligation to remediate the site, but it will continue to monitor the issue.

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company believes that the contamination is a historical issue attributed to the former owner, UCB, of the site. The Company recently completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appears to be localized in the area of the former underground storage tanks. The Company is in the process of preparing a Remedial Action Plan for submittal to the OVAM, the applicable Belgian regulatory agency. As of December 31, 2006, the Company has recorded a reserve of $0.4 million, which approximates the low end of the potential loss.

In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believed that remediation procedures would have to be performed in order to successfully sell the property. Therefore, the Company obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at December 31, 2006.

In the second quarter of 2006, a former customer of the Company’s polyolefin foam business filed suit against the Company for a multitude of alleged improprieties, including breach of contract, although the Company has not been formally served in this lawsuit. The Company has entered into settlement discussions with this former customer in lieu of legal proceedings and as of December 31, 2006, it estimates that the low end of the potential settlement range approximates $1.9 million, which has been accrued. Should settlement negotiations fail, the Company intends to defend itself vigorously in this matter.

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

NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As of December 31, 2006, the Company has identified ten operating segments and has aggregated those segments into four reportable segments as follows: Printed Circuit Materials, High Performance Foams, Custom Electrical Components, and Other Polymer Products. The following is a description of each reportable segment.

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

Custom Electrical Components: This reportable segment is comprised of two operating segments that produce electroluminescent lamps, inverters and power distribution components. These products are custom designed electronic components tailored to the specific need of each of a wide range of applications and sold primarily to electronic subsystem assemblers and original equipment manufacturers primarily in the ground transportation and telecommunication markets on a worldwide basis.

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

Reportable Segment Information

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total

2006
Net sales	$153,552	$103,207	$149,364	$48,439	$454,562
Operating income (loss)	13,295	21,817	14,744	(5,597)	44,259
Total assets	210,121	117,688	114,526	38,567	480,902
Capital expenditures	5,188	4,481	10,673	2,732	23,074
Depreciation	3,993	3,357	11,375	494	19,219
Equity income in unconsolidated joint ventures	2,396	6,167	-	-	8,563

2005
Net sales	$143,278	$88,912	$79,995	$43,927	$356,112
Operating income (loss)	19,519	24,598	(4,311)	(35,068)	4,738
Total assets	185,226	88,361	103,901	23,112	400,600
Capital expenditures	3,747	2,965	16,940	4,961	28,613
Depreciation	4,712	3,844	6,199	1,792	16,547
Equity income in unconsolidated joint ventures	2,943	2,308	-	-	5,251

2004
Net sales	172,846	79,434	69,152	48,805	370,237
Operating income (loss)	31,971	18,940	1,738	(18,358)	34,291
Total assets	197,112	88,049	68,786	51,248	405,195
Capital expenditures	3,476	2,924	7,355	14,376	28,131
Depreciation	5,466	3,391	5,683	3,131	17,671
Equity income in unconsolidated joint ventures	3,266	2,831	-	-	6,097

Information relating to the Company’s operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2006	2005	2004	2006	2005

United States	$129,884	$117,814	$130,302	$75,913	$83,646
Asia	228,494	165,316	165,767	44,387	35,544
Europe	83,487	64,674	64,768	32,084	34,354
Other	12,697	8,308	9,400	-	-
Total	$454,562	$356,112	$370,237	$152,384	$153,544

(1) Net sales are attributed to countries based on the location of the customer.
(2) Long-lived assets are based on the location of the asset and include goodwill and property, plant and equipment.

NOTE 12-RESTRUCTURING / IMPAIRMENT CHARGES

Polyolefin Foams

In 2005, the Company recorded a non-cash pre-tax charge of $22.0 million related to its polyolefin foams operating segment, which is aggregated in the Company’s Other Polymer Products reportable segment. This charge included a $20.4 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business. Furthermore, in 2006, the Company recorded an additional non-cash pre-tax charge of $6.3 million related to the impairment of goodwill related to the polyolefin foams operating segment, which is included in Impairment Charges on the Company’s statement of operations.

These charges are the result of the cumulative events that occurred since the purchase of the polyolefin foam business in the beginning of fiscal year 2002. At that time, the Company acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC. The Company migrated the manufacturing process to its Carol Stream, Illinois facility, which was completed at the end of the third quarter of 2004. This migration included the development of new process technology and the purchase of custom machinery, which the Company believed at the time would allow it to gain efficiencies in the manufacturing process and improvements in product quality. After completing this transition, the Company focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues. In light of these circumstances, the Company commenced a study in the first quarter of 2005 to update its market understanding and the long-term viability of the polyolefin business. This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of the Company’s initial purchase in 2002, which caused the Company to revisit its business plan for the polyolefin foam business. At that time, the polyolefin business was experiencing significant operating losses and, during the second quarter of 2005, the Company concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products. This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) and SFAS 142 and resulted in the $22.0 million charge recorded in 2005.

Subsequently, the Company worked to improve the operating performance and cash flows of the newly restructured business. The Company shed its most unprofitable product lines, which resulted in the retention of only one significant customer. In order to achieve acceptable profitability levels, the Company negotiated a prospective arrangement with this customer, which included a significant pricing increase and preferred supplier status for this particular product. This agreement would be effective for a one-year period beginning in January 2006. However, given the apparent mutually beneficial relationship with this customer at that time, the Company believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business. In particular, the Company believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace. At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth the Company had experienced with this customer since the acquisition of the business, which the Company believed would continue in the future. The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006. Overall, these projections supported the recoverability of the residual asset base of the polyolefin business and the Company determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, however, this customer approached the Company with a demand to significantly reduce the pricing of its products, as well as to reduce volume levels of purchases from the Company. Although this demand was not prohibited under the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that were inconsistent with previous projections. This led the Company to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006. The Company now believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of its polyolefin foam business as the business would be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins. The Company concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142. The impairment analysis, which was completed as part of the second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in the Company recording an impairment charge of $6.3 million in 2006 related to the goodwill associated with this business. Consequently, the polyolefin foam business has a remaining book value of approximately $1.5 million at December 31, 2006, comprised primarily of inventory and receivables, and no remaining intangible assets.

Polyester-Based Industrial Laminates

In 2006, the Company recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into the Company’s Other Polymer Products reportable segment. This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum. Over the past few years, the Company chose to change its strategic focus and long-term operational plans to the non-cable industry, which it believed would yield higher margins and less competition. In 2006, a customer notified the Company that a key program related to a new, emerging technology had been cancelled. This customer, a major automotive manufacturer, had initially designed the Company’s new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead. This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry. Rogers is currently evaluating other potential customers for this technology, but is currently not designed into any specific programs. The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacts the long-term forecasts and projections of the business and consequently, the current fair value of the business. The Company determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business. Consequently, the Company performed an impairment analysis on the PBIL operating segment under SFAS 142. In the previous impairment analysis prepared by the Company in the fourth quarter of 2005 as part of its annual valuation performed in accordance with SFAS 142, the Company utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time. As a result of the cancellation of the program, the Company revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices. The impairment analysis, which was completed as part of the second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in the Company recording an impairment charge of $5.0 million related to the goodwill associated with this business. The analysis did not result in the impairment of any of the entity’s other long-lived assets. Consequently, the PBIL business has a remaining book value of approximately $7.2 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

South Windham Facility

On January 21, 2004, the Company announced that it would cease operations at its South Windham, Connecticut facility by the end of 2004. The relocation of manufacturing operations of the Company’s molded polyurethane materials and nitrile rubber floats to the Company’s facility in Suzhou, China was completed in the third quarter of 2004. Total charges associated with this transaction amounted to $2.3 million and related primarily to severance that was paid to employees upon termination and completion of service requirements. In addition, the Company recognized a $0.8 million curtailment charge on its defined benefit pension plan in 2004 as a result of the termination of employees as the amortizable prior service cost related to terminated employees was accelerated into 2004 as a result of the shutdown.

Durel

On October 5, 2004, the Company announced a restructuring plan that resulted in a headcount reduction at its Durel operation. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized approximately $0.3 million in charges associated with related severance amounts due to eligible employees. All amounts had been paid as of January 1, 2006.

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

NOTE 13-RELATED PARTIES

In the beginning of fiscal year 2002, the Company acquired certain assets of the high performance polyolefin foam business of Cellect LLC, including intellectual property rights, inventory, machinery and equipment, and customer lists, for approximately $10 million in cash, plus a potential earn-out over five years based upon performance. The acquisition was accounted for as a purchase pursuant to SFAS No. 141 Business Combinations (SFAS 141). As such, the purchase price was allocated to property, plant and equipment and intangible assets based on their respective fair values at the date of acquisition.

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

NOTE 15- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and 2005:

(Dollars in thousands, except per share amounts)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	April 2, 2006	July 2, 2006	October 2, 2006	December 31, 2006

Net sales	$103,131	$104,781	$123,951	$122,699
Cost of sales	66,844	70,784	85,446	88,587
Gross Margin	36,287	33,997	38,505	34,112
Net income	$12,607	$3,997	$17,179	$12,673

Net income per share:
Basic	$0.76	$0.24	$1.02	$0.75
Diluted	$0.74	$0.23	$0.99	$0.72

(Dollars in thousands, except per share amounts)
	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	April 3, 2005	July 3, 2005	October 2, 2005	January 1, 2006

Net sales	$88,103	$84,633	$85,391	$97,985
Cost of sales	64,699	60,256	61,072	66,939
Gross Margin	23,404	24,377	24,319	31,046
Net income (loss)	$5,125	$(8,813)	$9,877	$10,251

Net income (loss) per share:
Basic	$0.31	$(0.54)	$0.61	$0.63
Diluted	$0.30	$(0.54)	$0.59	$0.62

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period

Allowance for Doubtful Accounts

December 31, 2006	$1,768	$434	$(7)	$44	$2,239
January 1, 2006	1,795	523	(436)	(114)	1,768
January 2, 2005	1,446	350	(33)	32	1,795

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2006. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 in alerting management on a timely basis to information required to be included in the Company’s submissions and filings under the Act.

REMEDIATION OF PRIOR YEAR MATERIAL WEAKNESS
As described in Item 9A of our prior year Annual Report on Form 10-K as filed on March 31, 2006, our testing of internal control over financial reporting identified a material weakness related to insufficient technical review and oversight over our accounting for income taxes. During fiscal 2006 we implemented a remediation plan to address this material weakness including: engaging external tax advisors to assist in the preparation and review of our income tax calculations, improving documentation and instituting more formalized procedures to support the tax positions taken, establishing a more formalized review of tax positions with senior management and external technical advisors to ensure proper evaluation and accounting treatment of complex tax issues, and accelerating the timing of certain tax review activities during the financial statement close process. We believe these actions have strengthened our internal control over financial reporting related to our income tax processes and procedures and addressed the material weakness identified above.

The planned remediation steps set forth above were designed and initiated following the identification of the material weakness and deployed as soon as practical throughout fiscal year 2006, during which time, management continued to evaluate the operating effectiveness of our internal controls. All of the steps identified in the above remediation plan have been implemented as of December 31, 2006.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

–	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
–
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management; and

–	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which report appears below.

ROGERS CORPORATION

Rogers, Connecticut
February 26, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During fiscal 2006, the Company implemented additional controls and procedures over its accounting for income taxes to address the material weakness identified as of January 1, 2006. As of this filing, management believes that these controls are now in-place and functioning effectively and therefore has concluded that the material weakness identified as of January 1, 2006 has been fully remediated.

Other than the remediation steps described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter and year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rogers Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Rogers Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rogers Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rogers Corporation as of December 31, 2006 and January 1, 2006 and the related consolidated statements of income, shareholders equity and cash flows for each of the three fiscal years in the period ended December 31, 2006 of Rogers Corporation and our report dated February 22, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG

Boston, Massachusetts
February 22, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors of the Company set forth under the captions "Nominees for Director" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders that is anticipated to be filed on April 26, 2007 pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders that is anticipated to be filed on April 26, 2007 pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers. The code of business conduct and ethics is posted on the Company’s website at http://www.rogerscorporation.com and is also available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn: Vice President, Treasurer, and Secretary. The Company intends to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, principal financial officer and principal accounting officer (or others performing similar functions) by posting such information on its website. The Company’s website is not incorporated into or a part of this Form 10-K.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information set forth under the captions “Directors’ Compensation” and "Executive Compensation" in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders that is anticipated to be filed on April 26, 2007 pursuant to Section 14(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions "Stock Ownership of Management", "Beneficial Ownership of More Than Five Percent of Rogers Stock", and “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders that is anticipated to be filed on April 26, 2007 pursuant to Section 14(a) of the Exchange Act.

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

80

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders that is anticipated to be filed on April 26, 2007 pursuant to Section 14(a) of the Exchange Act.

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

3a	Restated Articles of Organization of Rogers Corporation, as amended, filed herewith.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007 filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007*.

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

4c
Shareholder Rights Agreement, dated as of February 22, 2007, between Rogers Corporation and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on form 8-K filed on February 23, 2007.

10b	Description of the Company's Life Insurance Program**, was filed as Exhibit K to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1980*.

10c	Rogers Corporation 2004 Annual Incentive Compensation Plan** (2004) was filed as Exhibit 10c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10d
Rogers Corporation 1988 Stock Option Plan** (as amended December 17, 1988, September 14, 1989, October 23, 1996, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006). The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*. The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. The October 27, 2006 amendment is filed as Exhibit 10aab herewith.

10e
Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996, December 21, 1999, amended on April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, December 4, 2002 and October 27, 2006). The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*. The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. The October 27, 2006 amendment is filed as Exhibit 10aab herewith.

10f	Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

10g	Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the 1987 Form 10-K*.

10h
Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on October 17, 1996, amended on December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006). The 1994 plan, as amended and restated on October 17, 1996, was filed as Exhibit 10h to the 1996 Form 10-K*. The 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment were filed as Exhibit 10h to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. The October 27, 2006 amendment is filed as Exhibit 10aab herewith.

10i
Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999, October 7, 2002, and December 5, 2002). The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively*. The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*. The October 7, 2002 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*. The December 5, 2002 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. The December 18, 2006 amendment is filed as Exhibit 10i herewith.

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

10l
Rogers Corporation 1998 Stock Incentive Plan**(1998, as amended September 9, 1999, December 21, 1999, April 18, 2000, June 21, 2001, October 10, 2001, August 22, 2002, November 7, 2002, December 5, 2002, February 19, 2004, and October 27, 2006). The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*. The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*. The October 10, 2001 and November 7, 2002 amendments were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *. The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, December 5, 2002 amendment and February 19, 2004 amendment were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. The October 27, 2006 amendment is filed as Exhibit 10aab herewith.

10l-1	Amendment, effective April 28, 2005 to 1998 Stock Incentive Plan**, filed as Exhibit 10.8 to Rogers’ Current Report on Form 8-K filed on May 2, 2005*.

10m
Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*. The September 7, 2001 and October 25, 2002 amendments were filed as Exhibit 10m-1 and Exhibit 10m-2, respectively to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.* A December 22, 2005 amendment was filed as Exhibit 10m-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 * and fourth amendment dated March 31, 2006 was filed as Exhibit 10m-4 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006.*

10n
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

10o-1
First Amendment to Rogers Corporation Amended and Restated Pension Restoration Plan**, dated February 27, 2006, filed as Exhibit 10o-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.* .

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

10r	Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10r-1	Amendment No. 1 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-1 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2005*.

10r-2	Amendment No. 2 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-2 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2005*.

10r-3	Amendment No. 3 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10r-4	Amendment No. 4 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.* *.

10r-5	Amendment No. 5 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-5 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006.*

10r-6	Amendment No. 6 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-6 to the Registrant’s Quarterly Report on Form 10-Q filed November 20, 2006.*

10r-7	Amendment No. 7 to Summary of Director and Executive Officer Compensation**, filed herewith.

10s	Form of 1991 Special Severance Agreement**, filed as Exhibit 10s to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10t	Schedule of 1991 Special Severance Agreements**, filed as Exhibit 10t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10u	Form of Indemnification Agreement for Executives**, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10v	Schedule of Indemnification Agreements for Executives**, filed as Exhibit 10v to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10v-1	Amendment No. 1 to Schedule of Indemnification Agreements for Executives**, filed as Exhibit 10v-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.* *.

10w	Form of Indemnification Agreement for Directors**, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10x	Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10x-1	Amendment No. 1 to Schedule of Indemnification Agreements for Directors*, filed as Exhibit 10x-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.* *.

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

10ag	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10ag-1	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10ag-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006.*.

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

10ah-2
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10ah-2 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ai	Revised Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006.

10aj
Rogers Corporation 2005 Equity Compensation Plan** (the “2005 Plan”)(filed as Exhibit 10.1 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*. First Amendment to the 2005 Plan, filed as Exhibit 10aj-1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006.* Second Amendment to the 2005 Plan, filed as Exhibit 10aj-2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006.*

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

10al-1
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10al-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.* *.

10al-2
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10al-2 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10am
Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan** (filed as Exhibit 10.5 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10am-1	Revised Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan** filed as Exhibit 10am-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10an	Form of Stock Appreciation Right Agreement under the 2005 Plan** (filed as Exhibit 10.6 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10ao	Form of Restricted Stock Agreement under the 2005 Plan** (filed as Exhibit 10.7 to Rogers’ registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10ap
Form of Performance-Based Restricted Stock Award Agreement under the 2005 Plan** filed as Exhibit 10.1 to Rogers’ Current Report on Form 8-K filed on March 22, 2006 and as amended on Form 8-K/A filed on May 10, 2006*.

10aq	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1988 Plan**, filed as Exhibit 10aq to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ar	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed as Exhibit 10ar to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10as	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed as Exhibit 10as to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10at
Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, with vesting) under the 1988 Plan**, filed as Exhibit 10at to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10au
Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, without vesting) under the 1988 Plan**, filed as Exhibit 10au to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10av	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1990 Plan**, filed as Exhibit 10av to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10aw	Form of Non-Qualified Stock Option Agreement (for Employees, with vesting) under the 1994 Plan**, filed as Exhibit 10aw to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ax	Form of Non-Qualified Stock Option Agreement (for Employees, without vesting) under the 1994 Plan**, filed as Exhibit 10ax to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ay
Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10ay to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10az	Form of Incentive Stock Option Agreement (with vesting) under the 2005 Plan**, filed as Exhibit 10az to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10aaa	Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut dated November 13, 2006, filed herewith.+

10aab
Summary of October 27, 2006 Board of Directors Approved Amendments to (i) Rogers Corporation 1988 Stock Option Plan, as amended, (ii) Rogers Corporation 1990 Stock Option Plan, as restated and amended, (iii) Rogers Corporation 1994 Stock Compensation Plan, as restated and amended and (iv) Rogers Corporation 1998 Stock Incentive Plan, as amended, and to Certain Other Employee Benefit or Compensation Plans, filed herewith.**

21	Subsidiaries of the Rogers, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Marsh U.S.A., Inc., filed herewith.

31(a)
Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31(b)
Certification of Vice President, Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(a)
Certification of Chief Executive Officer and Vice President, Finance and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*
In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract.
+	Confidential Treatment requested for the deleted portion of this Exhibit.

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

Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.
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