Form 10-Q
period 2007-04-01
ROGERS CORP
filed 2007-05-04
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

Large Accelerated Filer X	Accelerated Filer ____	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The number of shares outstanding of the Registrant's common stock as of April 27, 2007 was 17,670,722.

ROGERS CORPORATION
FORM 10-Q
April 1, 2007

Exhibit 10r-8	Amendment No. 8 to Summary of Director and Executive Officer Compensation
Exhibit 10aac	Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh, U.S.A.
Exhibit 31(a)	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I - Financial Information

Item 1. Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended

	April 1, 2007	April 2, 2006

Net sales	$115,846	$103,131
Cost of sales	80,648	66,844
Gross margin	35,198	36,287

Selling and administrative expenses	19,291	17,385
Research and development expenses	5,688	5,961
Operating income	10,219	12,941

Equity income in unconsolidated joint ventures	1,268	2,889
Other income (expense), net	587	(17)
Interest income, net	425	350
Income before income taxes	12,499	16,163

Income tax expense	2,988	3,556

Net income	$9,511	$12,607

Net income per share:
Basic	$0.56	$0.76
Diluted	0.54	0.74

Shares used in computing:
Basic	16,834,431	16,486,068
Diluted	17,646,551	16,928,026

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 1, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$23,078	$13,638
Short-term investments	37,730	68,185
Accounts receivable, less allowance for doubtful accounts of $1,968 and $2,024	85,216	86,311
Accounts receivable from joint ventures	4,669	5,437
Accounts receivable, other	2,129	3,552
Note receivable	2,100	2,100
Inventories	71,508	70,242
Deferred income taxes	17,075	15,430
Asbestos-related insurance receivables	4,244	4,244
Other assets	6,221	3,415
Total current assets	253,970	272,554

Property, plant and equipment, net of accumulated depreciation of $143,399 and $141,490	143,207	141,728
Investments in unconsolidated joint ventures	26,174	26,629
Deferred income taxes	6,690	4,828
Pension asset	974	974
Goodwill	10,656	10,656
Other intangible assets	339	454
Asbestos-related insurance receivables	18,503	18,503
Other assets	4,522	4,576
Total assets	$465,035	$480,902

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,791	$25,715
Accrued employee benefits and compensation	14,633	27,322
Accrued income taxes payable	17,794	9,970
Asbestos-related liabilities	4,244	4,244
Other accrued liabilities	16,942	14,892
Total current liabilities	71,404	82,143

Pension liability	11,698	11,698
Retiree health care and life insurance benefits	10,021	10,021
Asbestos-related liabilities	18,694	18,694
Other liabilities	997	1,169

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,685,568 and 16,937,523 shares issued and outstanding	16,686	16,938
Additional paid-in capital	49,484	59,352
Retained earnings	284,170	277,442
Accumulated other comprehensive income	1,881	3,445
Total shareholders' equity	352,221	357,177
Total liabilities and shareholders' equity	$465,035	$480,902

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	April 1, 2007	April 2, 2006

Operating Activities
Net income	$9,511	$12,607
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,352	5,347
Stock-based compensation expense	2,635	516
Excess tax benefit related to stock award plans	(170)	(2,109)
Deferred income taxes	(3,507)	1,956
Equity in undistributed income of unconsolidated joint ventures, net	(1,268)	(2,889)
Dividends received from unconsolidated joint ventures	1,138	784
Pension and postretirement benefits	-	(1,780)
Other, net	(307)	501
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	3,452	(6,859)
Inventories	(1,020)	(8,428)
Other current assets	(2,797)	(388)
Accounts payable and other accrued liabilities	(13,612)	8,683
Net cash (used in) provided by operating activities	(593)	7,941

Investing Activities
Capital expenditures	(7,719)	(2,367)
Proceeds (Purchase) from short-term investments	30,473	(7,161)
Net cash provided by (used in) investing activities	22,754	(9,528)

Financing Activities
Proceeds from sale of capital stock, net	621	10,150
Excess tax benefit related to stock award plans	170	2,109
Proceeds from issuance of shares to employee stock purchase plan	381	473
Purchase of stock	(13,937)	-
Net cash (used in) provided by financing activities	(12,765)	12,732

Effect of exchange rate fluctuations on cash	44	368

Net increase in cash and cash equivalents	9,440	11,513

Cash and cash equivalents at beginning of year	13,638	46,401

Cash and cash equivalents at end of quarter	$23,078	$57,914

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock purchase plan	$492	$467

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

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

Interim results are not necessarily indicative of results for a full year. For further information regarding Rogers Corporation’s (the Company) accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2006.

The Company uses a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year. Fiscal 2007 is a 52-week year ending on December 30, 2007.

Certain prior period amounts have been reclassified to conform to the current period classification.

Note 2 - Inventories

Inventories were as follows:

(Dollars in thousands)	April 1, 2007	December 31, 2006

Raw materials	$15,544	$16,170
Work-in-process	10,781	8,201
Finished goods	45,183	45,871
	$71,508	$70,242

Note 3 - Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended April 1, 2007 and April 2, 2006 was as follows:

(Dollars in thousands)	April 1, 2007	April 2, 2006

Net income	$9,511	$12,607
Foreign currency translation adjustments	(1,564)	2,608
Comprehensive income	$7,947	$15,215

The components of accumulated other comprehensive income at April 1, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	April 1, 2007	December 31, 2006

Foreign currency translation adjustments	$11,758	$13,322
Funded status of pension plans and other postretirement benefits	(9,877)	(9,877)
Accumulated other comprehensive income	$1,881	$3,445

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(Dollars in thousands, except per share amounts)	Three Months Ended
	April 1, 2007	April 2, 2006
Numerator:
Net Income	$9,511	$12,607

Denominator:
Denominator for basic earnings per share - Weighted-average shares	16,834,431	16,486,068

Effect of dilutive stock options	812,120	441,958

Denominator for diluted earnings per share - Adjusted weighted—average shares and assumed conversions	17,646,551	16,928,026

Basic earnings per share	$0.56	$0.76

Diluted earnings per share	$0.54	$0.74

Note 5 - Stock-Based Compensation

On January 2, 2006 (the first day of the 2006 fiscal year), the Company adopted SFAS No. 123 (Revised), Share-Based Payment (SFAS 123R), using the modified prospective application as permitted under SFAS 123R. SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, compensation cost recognized includes compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

The Company uses the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. The fair value of options granted during the first quarter of 2007 and the first quarter of 2006 were calculated using the following weighted average assumptions:

	Three months ended
	April 1, 2007	April 2, 2006
Options granted	207,150	145,250
Weighted average exercise price	52.61	48.00
Weighted-average grant date fair value	25.04	19.00
Assumptions:
Expected volatility	36.62	29.82
Expected term (in years)	7.00	6.25
Risk-free interest rate	4.72%	4.60%
Expected dividend yield	--	--

Expected volatility - The Company is responsible for estimating volatility and has considered historical volatility, implied volatility, and other factors, when estimating volatility.

Expected term - The Company uses historical employee exercise data to estimate the expected term assumption for the Black-Scholes valuation.

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

A summary of the activity under the Company’s stock option plans as of April 1, 2007 and changes during the three-month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,118,631	$37.94
Options granted	207,150	52.61
Options exercised	(25,499)	24.98
Options cancelled	(9,890)	43.01
Options outstanding at April 1, 2007	2,290,392	39.38	6.7	$19,570,226
Options exercisable at April 1, 2007	1,897,369	37.17	6.2	19,359,293
Options vested or expected to vest at April 1, 2007 (1)	2,273,815	$39.35	6.7	$19,485,262

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended April 1, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the individual to exercise the options) was $0.4 million and the total amount of cash received from the exercise of these options was $0.6 million.

Restricted Stock

In 2006, the Company started granting restricted stock to certain key executives. This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period. Awards associated with this program cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.

The Company will recognize compensation expense on these awards ratably over the vesting period. The fair value of the award will be determined based on the market value of the underlying stock price at the grant date. The amount of compensation expense recognized over the vesting period will be based on the Company’s projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure. If, at any point during the vesting period, the Company concludes that the ultimate result of this measure will change from that originally projected, the Company will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period. The Company granted restricted stock awards for 22,700 and 23,900 shares in the first quarter of 2007 and the first quarter of 2006, respectively, and recognized $0.3 million and $0.1 million of compensation expense related to these awards in the first quarter of 2007 and the first quarter of 2006, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of the Company’s common stock at 85% of the fair market value at the end of the respective offering period. The Company offers two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at the underlying market price at the beginning or end of the respective period, whichever is lower, at a 15% discount from the market price. Under SFAS 123R, the Company recognizes compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. In the first quarter of 2007, the Company recognized approximately $0.1 million of compensation expense associated with the plan.

Note 6 - Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Change in benefit obligation:

Service cost	$1,153	$1,185	$207	$188
Interest cost	1,794	1,710	149	143
Expected return on plan assets	(2,490)	(2,137)	-	-
Amortization of prior service cost	121	115	-	-
Amortization of net loss	79	169	25	44
Net periodic benefit cost	$657	$1,042	$381	$375

Employer Contributions

The Company did not make any voluntary contribution to its qualified defined benefit pension plans in the first quarter of 2007, compared to a $1.8 million voluntary contribution to its qualified defined benefit pension plans in the first quarter of 2006. The Company made approximately $0.2 million in contributions (benefit payments) to its non-qualified defined benefit plans during the first quarter of 2007 and 2006.

Note 7 - Equity

Common Stock Repurchase

From time to time, the Company’s Board of Directors authorizes the repurchase, at management’s discretion, of shares of the Company’s common stock. On February 15, 2007, the Board of Directors approved a buyback program, under which the Company is authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period. This repurchase plan is scheduled to expire on February 14, 2008. Under the current buyback program the Company repurchased 287,000 shares of common stock for $13.9 million in the first quarter of 2007. There were no repurchases made in the first quarter of 2006 under the Company’s prior buyback program.

Note 8 - Segment Information

The following table sets forth the information about the Company’s operating segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the three-month periods ended April 1, 2007 and April 2, 2006:

(Dollars in thousands)	Three Months Ended
	April 1, 2007	April 2, 2006 (1)

Custom Electrical Components
Net sales	$ 39,264	$ 28,785
Operating income	3,136	1,048

Printed Circuit Materials
Net sales	$ 39,025	$ 36,346
Operating income	3,241	3,795

High Performance Foams
Net sales	$26,001	$25,468
Operating income	3,968	6,109

Other Polymer Products
Net sales	$11,556	$12,532
Operating (loss) income	(126)	1,989

(1) 2006 amounts have been adjusted for changes in the corporate expense allocation methodology to make them comparable to the current year.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 9 - Joint Ventures

As of April 1, 2007, the Company had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $1.3 million and $2.9 million for the three-month periods ended April 1, 2007 and April 2, 2006, respectively, is included in the condensed consolidated statements of income. In addition, the Company had commission income from PLS of $0.4 million and $0.3 million for the three-month periods ended April 1, 2007 and April 2, 2006, respectively, which is included in other income, net on the condensed consolidated statements of income.

The summarized financial information for these joint ventures for the three-month periods ended April 1, 2007 and April 2, 2006 is as follows:

(Dollars in thousands)	April 1, 2007	April 2, 2006

Net sales	$22,104	$30,088
Gross profit	4,063	9,998
Net income	2,536	5,778

The effect of transactions between the Company and its unconsolidated joint ventures were immaterial to the Company’s financial statements in all periods presented above.

Note 10 - Commitments and Contingencies

The Company is currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, the Company sold its Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden. Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and Rogers determined that under the terms of the arrangement, the Company would be responsible for estimated remediation costs of approximately $0.5 million and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5). The Connecticut Department of Environmental Protection (CT DEP) accepted the Company’s Remedial Action Plan in February 2005. The Company completed its remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006. The cost of the remediation approximated the reserve originally recorded in 2002. The Company has completed three quarters of groundwater monitoring with favorable results. After four rounds of quarterly groundwater monitoring, the Company plans to file a request for a waiver with the CT DEP if the groundwater monitoring confirms that soil remediation was successful. The cost of monitoring, which is not expected to be material, is treated as period expenses as incurred.

Superfund Sites

The Company is currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites. In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of liability, if any, of the Company alone or in relation to that of any other PRPs. However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In one particular case, the Company has been assessed a cost sharing percentage of 1.99% in relation to the range for estimated total cleanup costs of $17 million to $24 million. The Company believes it has sufficient insurance coverage to fully cover this liability and has recorded a liability and related insurance receivable of approximately $0.5 million, which approximates its share of the low end of the range.

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

PCB Contamination

The Company has been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at its Woodstock, Connecticut facility. The Company completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan. The Groundwater Remedial Action Plan was prepared to address residual PCB’s that are present in the shallow groundwater. The extent of the PCB plume has been defined. The Company recently proposed a Monitored Natural Attenuation (MNA) remedy to the CT DEP and the EPA, as the current well network appears to be sufficient to monitor natural attenuation and the stability of the plume. The Company will continue to monitor the site and report the results of its monitoring to the CT DEP and the EPA. Since inception, the Company has spent approximately $2.5 million in remediation and monitoring costs related to the site. The Company cannot estimate the range of future remediation costs based on facts and circumstances known to it at the present time. The Company believes that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

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

The Company has been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi. As of April 1, 2007, there were approximately 158 pending claims compared to 148 pending claims at December 31, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful the Company has been in getting these cases dismissed or settled. In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, the Company cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against the Company increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos-related suits filed against the Company declined in 2005 and then again in 2006. It is too early in 2007 to determine if the rate of such filings against the Company will continue to decline.

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

Cases involving the Company typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants. The Company has obtained dismissals of many of these claims. In the first quarter of 2007, the Company was able to have approximately 9 claims dismissed and settled 3 claims. For the full year 2006, approximately 77 claims were dismissed and 16 were settled. The majority of costs have been paid by the Company’s insurance carriers, including the costs associated with the small number of cases that have been settled. Such settlements totaled approximately $0.3 million in the first quarter of 2007 and $5.1 million in all of 2006. Although these figures provide some insight into the Company’s experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate the Company will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, the Company has been successful in obtaining dismissals for many of the claims and has settled only a limited number. The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by the Company’s insurance carriers. In addition, to date, the Company has not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, the Company determined that it was reasonably prudent, based on facts and circumstances known to it at that time, to have a formal analysis performed to determine its potential future liability and related insurance coverage for asbestos-related matters. This determination was made based on several factors, including the growing number of asbestos-related claims at the time and the related settlement history. As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist the Company in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the Company’s limited claims history and consultations with NERA, the Company believes that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, the Company also believes that its ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

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

To date, the Company’s primary insurance carriers have provided for substantially all of the settlement and defense costs associated with its asbestos-related claims. However, as claims continued, the Company and its primary insurance carriers determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and the Company. A definitive cost sharing agreement was finalized on September 28, 2006. Under the definitive agreement, the primary insurance carriers will continue to pay essentially all resolution and defense costs associated with these claims until the coverage is exhausted.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, the Company has had the projections of current and future asbestos claims periodically re-examined, and the Company will have them updated if needed based on the Company’s experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system and the Company’s success in resolving claims against the Company. Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 the Company recorded a reserve for its estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million. Likewise, based on the analysis prepared by Marsh, the Company recorded a receivable for its estimated insurance recovery of $36.0 million. This resulted in the Company recording a pre-tax charge to earnings of approximately $0.2 million in 2004. NERA and Marsh updated their respective analyses at year-end 2006 and the Company adjusted its estimated liability and estimated insurance recovery, for the five-year period ended 2011, to $22.9 million and $22.7 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $0.2 million. These amounts are currently reflected in the Company’s financial statements at April 1, 2007 as no material changes occurred during the quarter that would cause the Company to believe that an additional update to the analysis was required. The Company plans to have the analysis reviewed again at the end of 2007.

The amounts recorded by the Company for the asbestos-related liability and the related insurance receivables described above were based on currently known facts and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for the Company to be higher or lower than those projected or recorded.

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

The Company is also aware of a potential environmental matter involving soil contamination at one of its European facilities. The Company believes that the contamination is a historical issue attributed to the former owner of the site. The Company recently completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appears to be localized in the area of the former underground storage tanks. The Company is in the process of preparing a Remedial Action Plan for submittal to the OVAM, the applicable Belgian regulatory agency. As of April 1, 2007, the Company has recorded a reserve of $0.4 million, which approximates the low end of the potential loss.

In 2005, the Company began to market its manufacturing facility in South Windham, Connecticut to find potential interested buyers. This facility was formerly the location of the manufacturing operations of the Company’s elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004. As part of its due diligence in preparing the site for sale, the Company determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, the Company believed that remediation procedures would have to be performed in order to successfully sell the property. Therefore, the Company obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million. In accordance with SFAS 5, the Company determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at April 1, 2007.

In the second quarter of 2006, a former customer of the Company’s polyolefin foam business filed suit against the Company for a multitude of alleged improprieties, including breach of contract, although the Company has not been formally served in this lawsuit. The Company has entered into settlement discussions with this former customer in lieu of legal proceedings and as of April 1, 2007, it estimates that the low end of the potential settlement range approximates $1.9 million, which has been accrued. Should settlement negotiations fail, the Company intends to defend itself vigorously in this matter.

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

Note 11 - Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48). FIN 48 is effective for accounting periods commencing after December 15, 2006 and the Company has adopted the new standard as of January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption, the Company recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings. As of January 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $13.2 million. If recognized, the total $13.2 million would have a favorable impact on the Company’s effective tax rate. As of April 1, 2007, the Company’s unrecognized tax benefits totaled $13.6 million.

The Company’s consistently applied accounting policy has been to account for interest expense and penalties related to income tax issues as income tax expense. As of April 1, 2007, the Company has approximately $0.9 million of accrued interest related to uncertain tax positions included in the $13.6 million of unrecognized tax benefits.

The Company is subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions. Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal 2004 - 2006, various states 2003 - 2006, and foreign 2004 - 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Rogers Corporation is a global enterprise that provides its customers with innovative solutions and industry leading products in a variety of markets that include portable communications, communication infrastructure, consumer products, computer and office equipment, ground transportation, and aerospace and defense. The Company generates revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications. As such, Rogers’ business is highly dependent, although indirectly, on market demand for these end-user products. The Company’s ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how the Company’s customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by the Company’s customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, the Company’s sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

The Company’s current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics. The Company continues to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of its manufacturing facilities in Suzhou, China, which functions as the Company’s manufacturing base to serve its customers in Asia. Rogers’ goal is to become the supplier of choice for its customers in all of the various markets in which the Company participates. To achieve this goal, the Company strives to make the best products in these respective markets and to deliver the highest level of service to its customers.

First quarter 2007 sales were $115.8 million, an increase of over 12% from the first quarter of 2006. This increase in sales was primarily driven by higher sales in the Custom Electrical Components segment, which experienced a sales increase of 36% from sales in the first quarter of 2006. Operating income decreased 21% to $10.2 million in the first quarter of 2007, down from $12.9 million in the first quarter of 2006. Earnings per diluted share for the quarter was $0.54 as compared to $0.74 for the comparable quarter in 2006. These decreases are primarily related to lower manufacturing margins in the Printed Circuit Materials and High Performance Foams segments related to a negative shift in sales mix and decreased operating leverage, as well as the previously disclosed planned slow-down of the polyolefin foams business, which experienced a 67% decrease in sales in the first quarter of 2007 as compared to the first quarter of 2006. The Company’s joint ventures contributed approximately $1.6 million less in the first quarter of 2007 than in the first quarter of 2006, which also contributed to the decrease in earnings per diluted share. These items are discussed in more detail in the “Segment Sales and Operations” and “Equity Income in Unconsolidated Joint Ventures” sections below. In the near term, the Company expects some softening in both sales and profit levels as compared to the record levels achieved in 2006, particularly related to accelerated program terminations and price declines at some of our largest customers in the portable communications market.

Results of Operations

The following table sets forth, for the periods indicated, selected Company operations data expressed as a percentage of net sales.

	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	100.0%	100.0%
Manufacturing margins	30.4	35.2

Selling and administrative expenses	16.7	16.9
Research and development expenses	4.9	5.8
Operating profit	8.8	12.5

Equity income in unconsolidated joint ventures	1.1	2.8
Other income	0.9	0.3
Income before income taxes	10.8	15.7

Income taxes	2.6	3.4

Net income	8.2%	12.2%

Net Sales

Net sales for the first quarter of 2007 were $115.8 million as compared to $103.1 million in the first quarter of 2006, an increase of $12.7 million, or 12%. The Custom Electrical Components, Printed Circuit Materials and High Performance Foams segments reported sales increases of 36%, 7%, and 2%, respectively, while sales in the Other Polymer Products segment declined by 8% from the first quarter of 2006. See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 35.2% in the first quarter of 2006 to 30.4% in the first quarter of 2007. The High Performance Foams and Printed Circuit Materials segments had the largest decreases in manufacturing margins as a percent of sales, decreasing 8% and 7%, respectively, from the first quarter of 2006. These decreases were primarily the result of an unfavorable sales mix, pricing pressure and decreased operating leverage as margins declined even though sales were up slightly in the first quarter of 2007 as compared to the first quarter of 2006 at both segments.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2007 was $19.3 million as compared to $17.4 million in the first quarter of 2006, an increase of approximately 11%. As a percentage of sales, selling and administrative expenses remained relatively flat at 16.7% in the first quarter of 2007 as compared to 16.9% in the first quarter of 2006. The increase in expense in the first quarter of 2007 as compared to the first quarter of 2006 is primarily attributable to increased spending to support the increase in sales in the first quarter of 2007 as compared to the first quarter of 2006 and an increase in equity compensation expense.

Research and Development Expenses

Research and development expenses decreased approximately 5% from $6.0 million in the first quarter of 2006 to $5.7 million in the first quarter of 2007. As a percentage of sales, research and development expenses were down slightly from 5.8% in the first quarter of 2006 to 4.9% in the first quarter of 2007. The Company plans to reinvest approximately 6% of sales in research and development activities each year. The decrease in the overall spending levels can be attributed to the timing of various projects, as the Company continues to invest in research and development to improve its existing technologies and find new applications for these materials, as well as to explore new, emerging technologies that the Company believes will complement its existing product portfolio.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $2.9 million in the first quarter of 2006 to $1.3 million in the first quarter of 2007. The decrease was primarily due to a decrease in sales at Rogers Inoac Suzhou Corporation (RIS) and Rogers Chan Chung Technologies, Inc. (RCCT). RIS began operations in China in 2005 and as such, results at the joint venture in the first quarter of 2006 benefited largely from the backlog generated during the 2005 fiscal year. Results at RCCT declined in the first quarter of 2007 as compared to the first quarter of 2006 primarily as a result of the overall slowdown in the flexible circuit materials market. Results for the first quarter of 2007 at Rogers Inoac Corporation (RIC) remained relatively consistent with the first quarter of 2006.

Other Income (Expense)

Other income (expense) increased from expense of less than $0.1 million in the first quarter of 2006 to income of $0.6 million in the first quarter of 2007. This increase is primarily related to a favorable fluctuation in exchange rates and higher commission income from Polyimide Laminate Systems, LLC, the Company’s joint venture with Mitsui Chemicals, Inc. of Japan.

Income Taxes

The Company’s effective tax rate was 23.9% and 22.0%, respectively, for the first quarter of 2007 and the first quarter of 2006. The Company’s effective tax rate benefited from favorable tax rates on certain foreign business activity and research and development tax credits that reduced the effective tax rate by seven percentage points and 1.5 percentage points, respectively. Additionally, for the first quarter of 2007, the Company’s effective tax rate benefited by 5.5 percentage points from certain discrete rate items, most significantly, the elimination of the valuation allowance on certain foreign tax credits of foreign joint venture earnings. In the first quarter of 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity, foreign tax credits, which reduced the effective tax rate by 13 and one percentage point, respectively. There were no income tax payments made during the first quarter 2007 or the first quarter of 2006.

Segment Sales and Operations

Custom Electrical Components

(Dollars in millions)	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	$39.3	$28.8
Operating income	3.1	1.0

Net sales in the Company’s Custom Electrical Components segment increased by 36% from $28.8 million in the first quarter of 2006 to $39.3 million in the first quarter of 2007. Operating income also increased from $1.0 million in the first quarter of 2006 to $3.1 million in the first quarter of 2007. The increase in sales is driven primarily by sales of electroluminescent lamps into the portable handheld communication device market, particularly in cell phone applications, and by power distribution systems in the locomotive market. The Company began to utilize the capacity added in China late in 2005 for the power distribution systems and to further penetrate the Asian marketplace. Sales into the cell phone market, although up over 30% from the first quarter of 2006, were negatively impacted by slower than expected sales into existing programs. Over the remainder of 2007, the Company expects sales into the portable handheld communication device market to be less than the record levels achieved in 2006, particularly related to accelerated program terminations and price declines at some of our largest customers.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	$39.0	$36.3
Operating income	3.2	3.8

Net sales in the Company’s Printed Circuit Materials segment in the first quarter of 2007 were $39.0 million, an increase from the first quarter of 2006 sales of $36.3 million. Although sales increased slightly, operating income decreased by 15% to $3.2 million in the first quarter of 2007 as compared to $3.8 million in the first quarter of 2006. These fluctuations are due primarily to an unfavorable sales mix within the reportable segment and decreased operating leverage due to declines in production levels of certain products.

High Performance Foams

(Dollars in millions)	Three Months Ended
	April, 1 2007	April 2, 2006

Net sales	$26.0	$25.5
Operating income	4.0	6.1

Net sales in the Company’s High Performance Foams segment increased slightly from $25.5 million in the first quarter of 2006 to $26.0 million in the first quarter of 2007, while operating income decreased by approximately 35% from $6.1 million in the first quarter of 2006 to $4.0 million in the first quarter of 2007. The decrease in operating income is primarily the result of an unfavorable sales mix and decreased operating leverage due to declines in production levels of certain products.

Other Polymer Products

(Dollars in millions)	Three Months Ended
	April 1, 2007	April 2, 2006

Net sales	$11.6	$12.5
Operating (loss) income	(0.1)	2.0

Net sales in the Company’s Other Polymer Products segment decreased 8% from $12.5 million in the first quarter of 2006 to $11.6 million in the first quarter of 2007. Operating results also decreased from income of $2.0 million in the first quarter of 2006 to a loss of $0.1 million in the first quarter of 2007. These decreases are primarily related to the previously disclosed planned slow-down of the polyolefin foams business, which experienced a 67% decrease in sales in the first quarter of 2007 as compared to the first quarter of 2006. The Company continues to evaluate the viability of its current product portfolio in this segment and constantly pursues other opportunities to further improve the results of this segment.

Liquidity, Capital Resources and Financial Position

Rogers’ management believes that the Company’s ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by the Company’s strong financial position at the end of the first quarter of 2007. The Company has remained debt free since 2002 and continues to finance its operating needs through internally generated funds. Management believes that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business. However, the Company continually reviews and evaluates the adequacy of its lending facilities and relationships.

(Dollars in thousands)	April 1, 2007	December 31, 2006
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$60,808	$81,823
Accounts receivable	85,216	86,311
Inventory	71,508	70,242

	Three Months Ended
	April 1, 2007	April 2, 2006
Key Cash Flow Measures:
Cash (used in) provided by operating activities	$(593)	$7,941
Cash provided by (used in) investing activities	22,754	(9,528)
Cash (used in) provided by financing activities	(12,765)	12,732

At April 1, 2007, cash, cash equivalents and short-term investments totaled $60.8 million as compared to $81.8 million at December 31, 2006. Cash decreased from year-end 2006 for several reasons, including the repurchase of 287,000 shares of common stock for $13.9 million during the first quarter of 2007, the decrease in accrued employee benefits and compensation of $12.7 million during the first quarter of 2007, primarily related to the payment of the annual incentive compensation awards earned and accrued in 2006, and $7.7 million of capital expenditures during the first quarter of 2007.

Significant changes in the Company’s balance sheet accounts are as follows:

o
Short-term investments decreased by $30.5 million from $68.2 million at December 31, 2006 to $37.7 million at April 1, 2007, as the proceeds were used to repurchase the Company’s common stock and pay the 2006 annual incentive compensation awards.

o
Accounts payable decreased by $7.9 million from $25.7 million at December 31, 2006 to $17.8 million at April 1, 2007, primarily due to lower inventory purchases during the later portion of the first quarter of 2007.

o
Accrued employee benefits and compensation decreased from $27.3 million at December 31, 2006 to $14.6 million at April 1, 2007 due mainly to the payment of the 2006 annual incentive compensation awards paid in the first quarter of 2007.

o
Shareholders equity decreased by $5.0 million from $357.2 million at December 31, 2006 to $352.2 million at April 1, 2007 as a result of the common stock repurchase and the FIN 48 adoption adjustment, partially offset by current period earnings.

The Company, together with certain of its wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd. entered into a Multicurrency Revolving Credit Agreement on November 13, 2006 with Citizens Bank of Connecticut (Credit Agreement). The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B). The Credit Agreement includes a letter of credit sub-facility of up to $75 million. Under the terms of the Credit Agreement, the Borrowers have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011. Credit Facility B, which expires on November 12, 2007, is expected to be renewed annually. The rate of interest charged on any outstanding loans can, at the Borrower’s option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate. The spreads over the LIBOR rate are based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit. There were no borrowings pursuant to the Credit Agreement at April 1, 2007 and December 31, 2006.

Contingencies

During the first quarter of 2007, the Company did not become aware of any material developments related to environmental matters or other contingencies. The Company has not had any material recurring costs and capital expenditures related to environmental matters. Refer to Note 10 of the unaudited condensed consolidated financial statement for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48). FIN 48 is effective for accounting periods commencing after December 15, 2006 and the Company has adopted the new standard as of January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Upon adoption, the Company recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was accounted for through a decrease in retained earnings.

Critical Accounting Policies

There have been no significant changes in the Company’s critical accounting policies during the first quarter of 2007.

Forward-Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and results of Operations contained in the Company’s Form 10-K for the year-ended December 31, 2006.

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company’s operations. Such factors also apply to the Company’s joint ventures. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in Rogers’ exposure to market risk during the first quarter of 2007. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in Rogers’ 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of April 1, 2007. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2007 in alerting management on a timely basis to information required to be included in the Company’s submissions and filings under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting during fiscal quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1. Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 10, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 28, 2007	-	-	-	$-
January 29, 2007 through February 25, 2007	-	-	-	$50,000,000
February 26, 2007 through April 1, 2007	287,000	$48.56	287,000	$36,063,353
Total	287,000	$48.56	287,000	$36,063,353

On February 15, 2007, the Board of Directors approved a buyback program, under which the Company is authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period. This repurchase plan is scheduled to expire on February 14, 2008. Under the current buyback program the Company repurchased approximately 287,000 shares of common stock in the first quarter of 2007.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Rogers’ Annual Meeting of Shareholders was held on April 26, 2007, during the second fiscal quarter of 2007.

(b)	All of the matters voted upon were approved and the specific votes are as follows:

1.To elect the members of the Board of Directors:
	Number of Shares
Name	For	Withheld

Leonard M. Baker	14,891,610	1,135,175
Walter E. Boomer	14,883,375	1,143,410
Charles M. Brennan, III	14,959,121	1,067,664
Gregory B. Howey	14,893,561	1,133,224
Leonard R. Jaskol	14,862,446	1,164,339
Carol R. Jensen	14,971,257	1,055,528
Eileen S. Kraus	14,957,259	1,069,526
Robert G. Paul	14,952,783	1,074,002
Robert D. Wachob	14,897,810	1,128,975

Edward L. Diefenthal and William E. Mitchell, who previously were Directors of the Company, had notified the Board in February 2007 that they were choosing not to stand for re-election to the Board at this time because of other business commitments.

2.To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007:

Number of Shares
For	Against	Abstentions
16,001,685	19,718	5,382

Item 6. Exhibits

List of Exhibits:

2
Stock Purchase Agreement, dated September 30, 2003, among 3M Company, 3M Innovative Properties Company, Durel Corporation and Rogers Corporation for the purchase of Durel Corporation was filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on October 15, 2003*.

3a	Restated Articles of Organization of Rogers Corporation were filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007 filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007*.

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

4c
Shareholder Rights Agreement, dated as of February 22, 2007, between Rogers Corporation and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on form 8-K filed on February 23, 2007*.

10r-7
Amendment No. 7 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

10r-8	Amendment No. 8 to Summary of Director and Executive Officer Compensation**, filed herewith.

10aac	Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended**, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

Dated: May 4, 2007