Form 10-Q
period 2007-07-01
ROGERS CORP
filed 2007-08-10
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

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

Large Accelerated Filer _X_	Accelerated Filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Ruler 12b-2 of the Exchange Act).  Yes___  No  X_

The number of shares outstanding of the Registrant's common stock as of July 27, 2007 was 17,739,744.

ROGERS CORPORATION
FORM 10-Q
July 1, 2007

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

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$98,990	$104,781	$214,836	$207,913
Cost of sales	82,805	70,784	163,453	137,629
Gross margin	16,185	33,997	51,383	70,284

Selling and administrative expenses	17,568	14,244	36,859	31,629
Research and development expenses	6,043	6,009	11,731	11,970
Restructuring and impairment charges	3,082	11,272	3,082	11,272
Operating (loss) income	(10,508)	2,472	(289)	15,413

Equity income in unconsolidated joint ventures	1,474	1,644	2,742	4,534
Other income, net	185	934	772	917
Interest income, net	460	629	885	979
(Loss) income before income taxes	(8,389)	5,679	4,110	21,843

Income tax (benefit) expense	(4,059)	1,682	(1,071)	5,238

Net (loss) income	$(4,330)	$3,997	$5,181	$16,605

Net (loss) income per share:
Basic	$(0.26)	$0.24	$0.31	$1.00
Diluted	$(0.26)	$0.23	$0.29	$0.97

Shares used in computing:
Basic	16,562,239	16,773,458	16,698,335	16,629,763
Diluted	16,562,239	17,223,857	17,583,733	17,093,534

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)

	July 1, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$26,226	$13,638
Short-term investments	37,850	68,185
Accounts receivable, less allowance for doubtful accounts of $1,488 and $2,024	64,829	86,311
Accounts receivable from joint ventures	3,208	5,437
Accounts receivable, other	2,313	3,552
Note receivable	2,100	2,100
Inventories	68,324	70,242
Deferred income taxes	13,156	15,430
Asbestos-related insurance receivables	4,244	4,244
Other assets	5,806	3,415
Total current assets	228,056	272,554

Property, plant and equipment, net of accumulated depreciation of $150,771 and $141,490	146,526	141,728
Investments in unconsolidated joint ventures	25,482	26,629
Deferred income taxes	9,237	4,828
Pension asset	974	974
Goodwill	10,131	10,656
Other intangible assets	226	454
Asbestos-related insurance receivables	18,503	18,503
Other assets	5,053	4,576
Total assets	$444,188	$480,902

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,459	$25,715
Accrued employee benefits and compensation	17,078	27,322
Accrued income taxes payable	6,989	9,970
Asbestos-related liabilities	4,244	4,244
Other accrued liabilities	16,426	14,892
Total current liabilities	61,196	82,143

Pension liability	11,698	11,698
Retiree health care and life insurance benefits	10,021	10,021
Asbestos-related liabilities	18,694	18,694
Other liabilities	1,068	1,169

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,503,389 and 16,937,523 shares issued and outstanding	16,503	16,938
Additional paid-in capital	42,526	59,352
Retained earnings	279,840	277,442
Accumulated other comprehensive income	2,642	3,445
Total shareholders' equity	341,511	357,177
Total liabilities and shareholders' equity	$444,188	$480,902

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended
	July 1, 2007	July 2, 2006
Operating Activities:
Net (loss) income	$5,181	$16,605
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,157	9,367
Stock-based compensation expense	3,391	1,629
Excess tax benefit related to stock award plans	(492)	(3,787)
Deferred income taxes	(2,135)	875
Equity in undistributed income of unconsolidated joint ventures, net	(2,742)	(4,534)
Dividends received from unconsolidated joint ventures	3,251	986
Pension and postretirement benefits	-	(1,790)
Impairment charges	525	11,272
Other, net	(794)	1,123
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	23,043	(12,791)
Accounts receivable, joint ventures	2,229	1,213
Inventories	2,232	(10,561)
Other current assets	(2,369)	(1,755)
Accounts payable and other accrued expenses	(23,845)	11,549
Net cash provided by operating activities	19,632	19,401

Investing Activities:
Capital expenditures	(16,729)	(5,689)
Proceeds from short-term investments, net	30,342	-
Net cash provided by (used in) investing activities	13,613	(5,689)

Financing Activities:
Proceeds from sale of capital stock, net	2,333	14,634
Excess tax benefit related to stock award plans	492	3,787
Proceeds from issuance of shares to employee stock purchase plan	381	473
Purchase of stock from shareholders	(23,937)	-
Net cash (used in) provided by financing activities	(20,731)	18,894

Effect of exchange rate fluctuations on cash	74	123

Net increase in cash and cash equivalents	12,588	32,729

Cash and cash equivalents at beginning of year	13,638	46,401

Cash and cash equivalents at end of quarter	$26,226	$79,130

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$492	$467

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2006.

We use a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.  Fiscal 2007 is a 52-week year ending on December 30, 2007.

Certain prior period amounts have been reclassified to conform to the current period classification.

Note 2 - Inventories

Inventories were as follows:

(Dollars in thousands)	July 1, 2007	December 31, 2006

Raw materials	$15,587	$16,170
Work-in-process	9,902	8,201
Finished goods	42,835	45,871
	$68,324	$70,242

Note 3 - Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended July 1, 2007 and July 2, 2006 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net (loss) income	$(4,330)	$3,997	$5,181	$16,605
Foreign currency translation adjustments	761	2,888	(803)	5,483
Comprehensive (loss) income	$(3,569)	$6,885	$4,378	$22,088

The components of accumulated other comprehensive income at July 1, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	July 1, 2007	December 31, 2006

Foreign currency translation adjustments	$12,519	$13,322
Funded status of pension plans and other postretirement benefits	(9,877)	(9,877)
Accumulated other comprehensive income	$2,642	$3,445

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(Dollars in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator:
Net (loss) income	$(4,330)	$3,997	$5,181	$16,605

Denominator:
Denominator for basic earnings per share - Weighted-average shares	16,562	16,773	16,698	16,630

Effect of dilutive stock options	-	451	886	464

Denominator for diluted earnings per share - Adjusted
weighted—average shares and assumed conversions	16,562	17,224	17,584	17,094

Basic earnings per share	$(0.26)	$0.24	$0.31	$1.00

Diluted earnings per share	$(0.26)	$0.23	$0.29	$0.97

Note 5 – Stock-Based Compensation

On January 2, 2006 (the first day of the 2006 fiscal year), we adopted SFAS No. 123 (Revised), Share-Based Payment (SFAS 123R), using the modified prospective application as permitted under SFAS 123R.  SFAS 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Under FAS 123R, compensation cost recognized includes compensation cost for all share-based payments, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Equity Compensation Awards

Stock Options

We currently grant stock options under various equity compensation plans.  While we may grant to employees options that become exercisable at different times or within different periods, we have generally granted to employees options that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries of the grant dates.  The maximum contractual term for all options is ten years.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and six month periods ended July 1, 2007 and July 2, 2006 were calculated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Options granted	21,736	33,384	228,886	178,634
Weighted average exercise price	$40.16	$55.25	$51.42	$49.35
Weighted-average grant date fair value	18.98	25.81	24.46	22.80
Assumptions:
Expected volatility	35.26%	38.63%	36.49%	38.52%
Expected term (in years)	7.00	6.25	7.00	6.25
Risk-free interest rate	5.03%	5.05%	4.75%	4.68%
Expected dividend yield	--	--	--	--

Expected volatility– In determining expected volatility, we have considered a number of factors, including historical volatility and implied volatility.

Expected term– We use historical employee exercise data to estimate the expected term assumption for the Black-Scholes valuation.

Risk-free interest rate– We use the yield on zero-coupon U.S. Treasury securities for a period commensurate with the expected term assumption as its risk-free interest rate.

Expected dividend yield– We do not issue dividends on our common stock; therefore, a dividend yield of 0% was used in the Black-Scholes model.

We recognize expense using the straight-line attribution method for both pre- and post-adoption grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued subsequent to adoption of SFAS 123R.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of the activity under our stock option plans as of July 1, 2007 and changes during the three and six month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at April 1, 2007	2,290,392	$39.38
Options granted	21,736	40.16
Options exercised	(63,765)	26.86
Options cancelled	(23,467)	48.18
Options outstanding at July 1, 2007	2,224,896	39.64	6.5	$8,859,599
Options exercisable at July 1, 2007	1,851,624	37.50	6.0	8,859,599
Options vested or expected to vest at July 1, 2007 *	2,213,698	39.59	6.5	8,859,599

*  In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2006	2,118,631	$37.94
Options granted	228,886	51.42
Options exercised	(89,264)	26.32
Options cancelled	(33,357)	46.64
Options outstanding at July 1, 2007	2,224,896	39.64

During the three and six month periods ended July 1, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.0 million and $1.3 million, respectively, and the total amount of cash received from the exercise of these options was $1.5 million and $2.1 million, respectively.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.

We will recognize compensation expense on these awards ratably over the vesting period.  The fair value of the award will be determined based on the market value of the underlying stock price at the grant date.  The amount of compensation expense recognized over the vesting period will be based on our projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure.  If, at any point during the vesting period, we conclude that the ultimate result of this measure will change from that originally projected, we will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period.  We granted restricted stock awards for 22,700 and 23,900 shares in the first quarter of 2007 and the first quarter of 2006, respectively.  There were no additional grants of restricted stock in the second quarter of 2007 and 2006.  Based on adjustments to our performance projections, we reduced previously recognized compensation expense related to these awards, of $0.3 million, in the three months ended July 1, 2007.  For the three months ended July 2, 2006, we recognized $0.2 million of compensation expense. We recognized $0.1 million and $0.3 million of compensation expense related to restricted stock awards in the six-month periods ended July 1, 2007 and July 2, 2006, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value at the end of the respective offering period.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at the underlying market price at the beginning or end of the respective period, whichever is lower, at a 15% discount from the market price.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended July 1, 2007 and July 2, 2006, and approximately $0.2 million of compensation expense associated with the six month periods ended July 1, 2007 and July 2, 2006.

Note 6 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Service cost	$1,153	$1,083	$2,307	$2,266	$207	$188	$414	$375
Interest cost	1,794	1,700	3,588	3,410	149	143	297	286
Expected return on plan assets	(2,490)	(2,195)	(4,980)	(4,331)	--	--	--	--
Amortization of prior service cost	121	115	241	231	--	--	--	--
Amortization of net loss	79	114	158	283	25	44	50	89
Net periodic benefit cost	$657	$817	$1,314	$1,859	$381	$375	$761	$750

Employer Contributions

We did not make any voluntary contribution to our qualified defined benefit pension plans during the first six months of 2007, compared to a $1.8 million voluntary contribution to our qualified defined benefit pension plans in the first six months of 2006.  We made approximately $0.2 million and $0.3 million in contributions (benefit payments) to our non-qualified defined benefit plans during the first six months of 2007 and 2006, respectively.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

Subsequent to July 1, 2007 and prior to the filing of these condensed consolidated financial statements, we announced to our employees and retirees that the defined benefit pension and retiree medical plans will be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees will not be eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan will not impact the benefits to plan participants as of December 31, 2007.  The amendment to the retiree medical plan will not impact the benefits for employees who will be age 50 or older as of December 31, 2007, as long as they meet certain eligibility requirements.  However, employees who will be age 49 or younger as of December 31, 2007 will no longer be eligible for retiree medical benefits.  This plan amendment will result in a reduction to the accumulated benefit obligation, which will be accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they become fully eligible, beginning in the third quarter of 2007.

Note 7 – Equity

Common Stock Repurchase

From time to time, our Board of Directors authorizes the repurchase, at management’s discretion, of shares of our common stock.  On February 15, 2007, the Board of Directors approved a buyback program, under which we are authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  This repurchase plan is scheduled to expire on February 14, 2008.  Under the current buyback program we repurchased approximately 242,000 shares of common stock for $10.0 million and 529,000 shares of common stock for $23.9 million in the three and six month periods ended July 1, 2007, respectively.  There were no repurchases made in the first six months of 2006 under our prior buyback program.

Note 8 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006 (1)	July 1, 2007	July 2, 2006 (1)
Custom Electrical Components
Net sales	$28,535	$30,463	$67,799	$59,248
Operating (loss) income	(10,407)	3,163	(7,271)	4,211

Printed Circuit Materials
Net sales	$33,458	$35,854	$72,483	$72,200
Operating (loss) income	(3,459)	2,762	(218)	6,557

High Performance Foams
Net sales	$25,016	$26,094	$51,017	$51,561
Operating income	3,230	5,792	7,198	11,901

Other Polymer Products
Net sales	$11,981	$12,370	$23,537	$24,904
Operating income (loss)	128	(9,245)	2	(7,256)

(1) 2006 amounts have been adjusted for changes in the corporate expense allocation methodology to make them comparable to the current year.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 9 – Joint Ventures

As of July 1, 2007, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $2.7 million and $4.5 million for the six month periods ended July 1, 2007 and July 2, 2006, respectively, is included in the condensed consolidated statements of income.  In addition, commission income from PLS of $0.7 million in each of the six month periods ended July 1, 2007 and July 2, 2006 is included in other income, net on the condensed consolidated statements of income.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$26,192	$23,887	$48,296	$53,975
Gross profit	7,788	6,547	11,851	16,545
Net income	2,948	3,288	5,484	9,068

The effect of transactions between us and our unconsolidated joint ventures were accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

Note 10 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  We have completed all of the required groundwater monitoring with favorable results.  We are in the process of filing a waiver with the CT DEP to discontinue the groundwater monitoring and issuing the CT DEP a final verification that the site has been remediated in accordance with the CT Remediation Standard.  The cost of monitoring, which is not expected to be material, is treated as period expenses as incurred.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of 1.99% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.5 million as of July 1, 2007, which approximates our share of the low end of the range.

In all our superfund cases, we believe we are a de minimis participant and have only been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of these cases having a material adverse effect on our results of operations, financial position or cash flows is remote.  These cases have been ongoing for many years and we believe that they will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  The Groundwater Remedial Action Plan was prepared to address residual PCB’s that are present in the shallow groundwater.  The extent of the PCB plume has been defined.  We recently proposed a plan to install an additional well cluster and monitor all wells for an additional three years to the CT DEP and the EPA, as our previously proposed plan of Monitored Natural Attenuation was rejected.  We will continue to monitor the site and report the results of its monitoring to the CT DEP and the EPA.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We cannot estimate the range of future remediation costs based on facts and circumstances known to us at the present time.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

Over the past several years, there has been a significant increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. We have been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial.  Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury.  Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants.  As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to us.

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in 1987.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of July 1, 2007, there were approximately 161 pending claims compared to 148 pending claims at December 31, 2006.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants.  Therefore, we cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and then again in 2006.  It is still too early in 2007 to determine if the rate of such filings against us will continue to decline.

•	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products.  We continue to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss.  This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products.  In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the asbestos-containing products that we manufactured.  Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

•	Dismissals and Settlements

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the six month period ended July 1, 2007, we were able to have approximately 27 claims dismissed and settled 5 claims.  For the full year 2006, approximately 77 claims were dismissed and 16 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $0.7 million in the six month period ended July 1, 2007 and $5.1 million in all of 2006.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

Settlements are made without any admission of liability.  Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants.  To date, we have been successful in obtaining dismissals for many of the claims and have settled only a limited number.  The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by our insurance carriers.  In addition, to date, we have not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to have a formal analysis performed to determine our potential future liability and related insurance coverage for asbestos-related matters.  This determination was made based on several factors, including the growing number of asbestos-related claims at the time and the related settlement history.  As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, our limited claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  There appear to be three such primary carriers, all of which were put on notice of the litigation.  In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions were based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement

To date, our primary insurance carriers have provided for substantially all of the settlement and defense costs associated with our asbestos-related claims.  However, as claims continued, we and our primary insurance carriers determined that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and ourselves.  A definitive cost sharing agreement was finalized on September 28, 2006.  Under the definitive agreement, the primary insurance carriers will continue to pay essentially all resolution and defense costs associated with these claims until the coverage is exhausted.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system and our success in resolving claims against us.  Based on the assumptions employed by and the report prepared by NERA and other variables, in the fourth quarter of 2004 we recorded a reserve for our estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2009 in the undiscounted amount of $36.2 million.  Likewise, based on the analysis prepared by Marsh, we recorded a receivable for our estimated insurance recovery of $36.0 million.  This resulted in us recording a pre-tax charge to earnings of approximately $0.2 million in 2004.  NERA and Marsh updated their respective analyses at year-end 2006 and we adjusted our estimated liability and estimated insurance recovery, for the five-year period ended 2011, to $22.9 million and $22.7 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $0.2 million.  These amounts are currently reflected in our financial statements at July 1, 2007 as no material changes occurred during the six month period ended July 1, 2007 that would cause us to believe that an additional update to the analysis was required.  We plan to have the analysis reviewed again in the third quarter of 2007.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on currently known facts and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries to be higher or lower than those projected or recorded.

There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amount cannot be estimated at this time.  We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental and Legal Matters

In 2004, we became aware of a potential environmental matter at our facility in Korea involving possible soil contamination.  The initial assessment on the site has been completed and has confirmed that there is contamination.  We believe that such contamination is historical and occurred prior to its occupation of the facility.  Based on this information, we believe that we are under no current obligation to remediate the site, but will continue to monitor the issue.

We are also aware of a potential environmental matter involving soil contamination at one of our European facilities.  We believe that the contamination is a historical issue attributed to the former owner of the site.  We recently completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appears to be localized in the area of the former underground storage tanks; we received approval of our Remedial Action Plan from the OVAM, the applicable Belgian regulatory agency.  As of July 1, 2007, we have recorded a reserve of $0.4 million, which approximates the low end of the potential loss.

In 2005, we began to market our manufacturing facility in South Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at July 1, 2007.

In the second quarter of 2006, a former customer of our polyolefin foam business filed suit against us for a multitude of alleged improprieties, including breach of contract, although we were not formally served in this lawsuit.  As of July 1, 2007, we had reached a preliminary settlement with this former customer in lieu of legal proceedings.  Subsequent to July 1, 2007 and prior to the filing of this Form 10-Q, we reached a final settlement agreement with this former customer.  This agreement included the transfer of ownership of substantially all the remaining assets of the polyolefin foam business, as well as the payment of approximately $1.9 million to this customer, which had been previously accrued.  As a result of this agreement, we will no longer participate in the polyolefin foam marketplace.  As such, the polyolefin foam business will be accounted for as a discontinued operation in our future filings of financial results.

On May 16, 2007, a lawsuit was filed against us by CalAmp Corp. (CalAmp) for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  This matter is currently in active litigation and we plan to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, we cannot determine the probability of success in such defenses or the range of any potential loss that may occur as a result of these proceedings.

In addition to the above issues, the nature and scope of our business bring us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position, or cash flows.

Note 11 – Restructuring and Impairment Charges

Durel

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $7.1 million, related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $6.3 million restructuring charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and an $0.8 million charge, which is included in selling and administrative expenses on our condensed consolidated statements of income, related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product for which the future sales forecast was lowered in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on an announcement of certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this new outlook, all production of EL lamps for the portable communications market was located at Durel’s manufacturing facility in China by the end of the second quarter of 2007 and we expect to have substantially all EL production, including automotive lamp production, shifted to Durel’s China facility by the end of the year.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in the Durel US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  This accelerated depreciation and expense recognition will continue through the first quarter of 2008, resulting in currently anticipated additional charges of approximately $1.9 million in our Durel operating segment, of which approximately $1.4 million is expected to be recognized during the last six months of 2007.

Flexible Circuit Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $2.7 million, related to our flexible circuit materials operating segment, which is aggregated into our Printed Circuit Materials reportable segment.  This charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business.  Flexible circuit materials, which are used in a variety of consumer electronic products, have been transformed into a commodity product with increased global competition and price pressure driven by excess capacity.  This has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which we determined was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the flexible circuit materials business under SFAS 144.  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of flexible circuit materials related equipment.  This accelerated depreciation will continue through the first quarter of 2008, resulting in currently anticipated additional charges of approximately $0.5 million in our flexible circuit materials operating segment, of which approximately $0.4 million is expected to be recognized during the last six months of 2007.

Severance

In the second quarter of 2007, as a result of the significant changes in the forecasted results of the Durel and flexible circuit materials businesses discussed above, we took a number of actions to reduce costs, including a company-wide reduction in employees intended to streamline the business.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of restructuring charges in the second quarter of 2007, which is included in restructuring and impairment charges on our condensed consolidated statements of income.  Based on current plans, we anticipate recording an additional charge of $0.3 million in the third quarter of 2007.  No significant severance payments were made in the first six months of 2007 and we expect to pay the majority of these amounts over the remaining six months of 2007.

Composite Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $0.5 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which is material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which management had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.

Polyolefin Foams

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $6.3 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of goodwill related to the polyolefin foams operating segment, which is aggregated into our Other Polymer Products reportable segment.  This charge was the result of the cumulative events that occurred since the second quarter of 2005.  In the second quarter of 2005, we negotiated a prospective arrangement with the one remaining significant customer of the polyolefin foams operating segment which included a significant pricing increase and preferred supplier status.  This agreement was to be effective for a one-year period beginning in January 2006.  However, given the apparent mutually beneficial relationship with this customer at that time, we believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business.   In particular, we believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace.  At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth we had experienced with this customer since the acquisition of the business, which we believed would continue in the future.  The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006.  Overall, these projections supported the recoverability of the residual asset base of the polyolefin business and we determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, however, this customer approached us with a demand to significantly reduce the pricing of our products, as well as to reduce volume levels of purchases from us.  Although this demand was not prohibited under the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that were inconsistent with previous projections.  This led us to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006.  We then believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of our polyolefin foam business as the business would be affected by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins.  We concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $6.3 million in 2006 related to the goodwill associated with this business.

Polyester-Based Industrial Laminates

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $5.0 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into our Other Polymer Products reportable segment.  This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum.  Over the past few years, we chose to change our strategic focus and long-term operational plans to the non-cable industry, which we believed would yield higher margins and less competition.  In the second quarter of 2006, a customer notified us that a key program related to a new, emerging technology had been cancelled.  This customer, a major automotive manufacturer, had initially designed our new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead.  This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry.  The nature of this product required a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly affected the long-term forecasts and projections of the business and consequently, the fair value of the business at that time.  We determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business.  Consequently, we performed an impairment analysis on the PBIL operating segment under SFAS 142.  In the previous impairment analysis prepared by us related to the PBIL operating segment in the fourth quarter of 2005 as part of our annual valuation performed in accordance with SFAS 142, we utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time.  As a result of the cancellation of the program, we revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $5.0 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.

Note 12 - Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48).  FIN 48 is effective for accounting periods commencing after December 15, 2006 and we have adopted the new standard as of January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  As of January 1, 2007, the date of adoption, our unrecognized tax benefits totaled $13.2 million.  If recognized, the total $13.2 million would have a favorable impact on our effective tax rate.  As of July 1, 2007, our unrecognized tax benefits totaled $13.9 million.

Our accounting policy is to account for interest expense and penalties related to income tax issues as income tax expense.  As of July 1, 2007, we have approximately $1.0 million of accrued interest related to uncertain tax positions included in the $13.9 million of unrecognized tax benefits.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal 2004 – 2006, various states 2003 – 2006, and foreign 2004 – 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Rogers Corporation is a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets that include portable communications, communication infrastructure, consumer products, computer and office equipment, ground transportation, and aerospace and defense.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, hard disk drives and automotive electronics.  We continue to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of our manufacturing facilities in Suzhou, China, which functions as our manufacturing base to serve our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

In 2007, we have experienced declining sales and profit levels, which led to the restructuring of the organization in the second quarter of 2007 to better align our business strategy and overhead structure with the expected sales trends in the business.  The primary driver of this decision was program terminations in the portable communications market related to Custom Electrical Component products, which occurred at a pace greater than initially expected.  This event, along with the reduced outlook for future market demand for our keypad backlight lamps, as well as our flexible circuit materials, resulted in a pre-tax restructuring charge of approximately $12.9 million.  This charge included severance costs associated with the company-wide headcount reduction, a shortening of the estimated useful lives of certain machinery and equipment and contracts, an increase in reserves associated with inventory whose recoverability is now questionable due to the decline in the business and costs associated with the impairment of certain long-lived assets.  Management believes that we are better positioned to take advantage of future opportunities in both of our core businesses of High Performance Foams and Printed Circuit Materials, as well as opportunities in our new business development efforts.

In the three and six month periods ended July 1, 2007, sales were $99.0 million and $214.8 million, respectively, a decrease of 6% and an increase of 3% from the three and six month periods ended July 2, 2006.  The decrease in sales in the second quarter of 2007, as compared to the second quarter of 2006, was the result of a slight decline in sales across each of our reportable segments.  Operating income declined from $2.5 million in the second quarter of 2006 to a loss of $10.5 million in the second quarter of 2007 and from income of $15.4 million in the first six months of 2006 to a loss of $0.3 million in the first six months of 2007.  Earnings per diluted share was $(0.26) and $0.23 for the three month periods ended July 1, 2007 and July 2, 2006, respectively, and earnings per diluted share was $0.29 and $0.97, respectively, for the comparable six month periods in 2007 and 2006.  The restructuring and impairment charges incurred in the second quarter of 2007 and 2006 reduced earnings per share by approximately $0.47 and $0.52 in the respective three and six month periods in 2007 and 2006.  The 2007 results are due to the general decline in volumes and profit levels in the Printed Circuit Material and Custom Electrical Components segments.   In addition, there was a negative shift in sales mix and decreased operating leverage in the Custom Electrical Components, Printed Circuit Materials and High Performance Foams segments.  Our joint ventures contributed approximately $1.8 million less in the six month period ended July 1, 2007 than in the six month period ended July 2, 2006, which also contributed to the decrease in earnings per diluted share.  These items are discussed in more detail in the “Segment Sales and Operations” and “Equity Income in Unconsolidated Joint Ventures” sections below.  In the near term, we expect that sales volumes should stabilize somewhat, but still be significantly below the record levels achieved in 2006, and profit levels should improved as a result of the restructuring activities undertaken in the second quarter.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	16.4	32.4	23.9	33.8

Selling and administrative expenses	17.7	13.6	17.2	15.2
Research and development expenses	6.1	5.7	5.5	5.8
Restructuring and impairment charges	3.1	10.8	1.4	5.4
Operating (loss) income	(10.6)	2.4	(0.1)	7.4

Equity income in unconsolidated joint ventures	1.5	1.6	1.3	2.2
Other income, net	0.7	1.5	0.8	0.9
(Loss) income before income taxes	(8.5)	5.4	1.9	10.5

Income tax (benefit) expense	(4.1)	1.6	(0.5)	2.5

Net (loss) income	(4.4)%	3.8%	2.4%	8.0%

Net Sales

Net sales for the three month period ended July 1, 2007 were $99.0 million as compared to $104.8 million in the three month period ended July 2, 2006, a decrease of $5.8 million, or 5.5%.  This decrease was the result of sales declines across each of our reportable segments.  Sales increased by $6.9 million, or 3.3%, to $214.8 million for the six month period ended July 1, 2007, from $207.9 million for the six month period ended July 2, 2006.  The Custom Electrical Components and Printed Circuit Materials segments reported sales increases over the six-month period of 14% and 1%, respectively, while sales in the High Performance Foams and Other Polymer Products segments declined by 1% and 6%, respectively.  See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 32.4% in the second quarter of 2006 to 16.4% in the second quarter of 2007 and from 33.8% to 23.9% for the first six month periods of 2006 and 2007, respectively.  The 2007 results include approximately $9.0 million in inventory charges related to the restructuring activities undertaken in the second quarter.  In addition to these charges, the decreases in margins are the result of the decline in business in both the Printed Circuit Materials and Custom Electrical Components reportable segments, as both the electroluminescent (EL) lamp and flexible circuit material businesses experienced significant declines in sales volumes and pricing pressures due to increased competition.  These decreases were partially offset by an improvement in margins in the Other Polymer Products reportable segment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) increased from $14.2 million in the second quarter of 2006 to $17.6 million in the second quarter of 2007 and from $31.6 million in the first six months of 2006 to $36.9 million in the first six months of 2007.  As a percentage of sales, 2007 expenses were 17.7% and 17.2%, respectively, for the second quarter and first half of the year as compared to 13.6% and 15.2%, respectively, for the comparable periods in 2006.  The 2007 results included approximately $0.8 million in costs associated with the acceleration of certain contract expenses related to the second quarter restructuring activities.  The 2007 also included additional costs associated to certain legal accruals, stock compensation expense, and professional service fees.  The 2006 results were impacted by certain non-recurring positive adjustments, including the recognition of an over billing for certain costs associated with the our workers compensation liability.

Research and Development Expenses

Research and development (R&D) expense remained relatively flat in the second quarter of 2007 as compared to the second quarter of 2006 and decreased slightly from $12.0 million in the first half of 2006 to $11.7 million in the first half of 2007.  As a percentage of sales, research and development expenses were 6.1% in the second quarter of 2007 as compared to 5.7% in the second quarter of 2006.  On a year-to-date basis, R&D expenses as a percentage of sales were down slightly from 5.8% in 2006 to 5.5% in 2007.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to seek out new technologies and to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and that our future success is dependent on our continued focus on research and development initiatives.

Restructuring and Impairment Charges

Durel

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $7.1 million, related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $6.3 million restructuring charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and an $0.8 million charge, which is included in selling and administrative expenses on our condensed consolidated statements of income, related to the accelerated expense recognition of a prepaid license associated with a certain flexible EL lamp product for which the future sales forecast was lowered in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on an announcement of certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this new outlook, all production of EL lamps for the portable communications market was located at Durel’s manufacturing facility in China by the end of the second quarter of 2007 and we expect to have substantially all EL production, including automotive lamp production, shifted to Durel’s China facility by the end of the year.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in the Durel US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  This accelerated depreciation and expense recognition will continue through the first quarter of 2008, resulting in currently anticipated additional charges of approximately $1.9 million in our Durel operating segment, of which approximately $1.4 million is expected to be recognized during the last six months of 2007.

Flexible Circuit Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $2.7 million, related to our flexible circuit materials operating segment, which is aggregated into our Printed Circuit Materials reportable segment.  This charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business.  Flexible circuit materials, which are used in a variety of consumer electronic products, have been transformed into a commodity product with increased global competition and price pressure driven by excess capacity.  This has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which we determined was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the flexible circuit materials business under SFAS 144.  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of flexible circuit materials related equipment.  This accelerated depreciation will continue through the first quarter of 2008, resulting in currently anticipated additional charges of approximately $0.5 million in our flexible circuit materials operating segment, of which approximately $0.4 million is expected to be recognized during the last six months of 2007.

Severance

In the second quarter of 2007, as a result of the significant changes in the forecasted results of the Durel and flexible circuit materials businesses discussed above, we took a number of actions to reduce costs, including a company-wide reduction in employees intended to streamline the business.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of restructuring charges in the second quarter of 2007, which is included in restructuring and impairment charges on our condensed consolidated statements of income.  Based on current plans, we anticipate recording an additional charge of $0.3 million in the third quarter of 2007.  No significant severance payments were made in the first six months of 2007 and we expect to pay the majority of these amounts over the remaining six months of 2007.

Composite Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $0.5 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which is material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which management had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.

Polyolefin Foams

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $6.3 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of goodwill related to the polyolefin foams operating segment, which is aggregated into our Other Polymer Products reportable segment.  This charge was the result of the cumulative events that occurred since the second quarter of 2005.  In the second quarter of 2005, we negotiated a prospective arrangement with the one remaining significant customer of the polyolefin foams operating segment which included a significant pricing increase and preferred supplier status.  This agreement was to be effective for a one-year period beginning in January 2006.  However, given the apparent mutually beneficial relationship with this customer at that time, we believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business.   In particular, we believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace.  At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth we had experienced with this customer since the acquisition of the business, which we believed would continue in the future.  The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006.  Overall, these projections supported the recoverability of the residual asset base of the polyolefin business and we determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, however, this customer approached us with a demand to significantly reduce the pricing of our products, as well as to reduce volume levels of purchases from us.  Although this demand was not prohibited under the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that were inconsistent with previous projections.  This led us to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006.  We then believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of our polyolefin foam business as the business would be affected by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins.  We concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $6.3 million in 2006 related to the goodwill associated with this business.

Polyester-Based Industrial Laminates

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $5.0 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into our Other Polymer Products reportable segment.  This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum.  Over the past few years, we chose to change our strategic focus and long-term operational plans to the non-cable industry, which we believed would yield higher margins and less competition.  In the second quarter of 2006, a customer notified us that a key program related to a new, emerging technology had been cancelled.  This customer, a major automotive manufacturer, had initially designed our new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead.  This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry.  The nature of this product required a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly affected the long-term forecasts and projections of the business and consequently, the fair value of the business at that time.  We determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business.  Consequently, we performed an impairment analysis on the PBIL operating segment under SFAS 142.  In the previous impairment analysis prepared by us related to the PBIL operating segment in the fourth quarter of 2005 as part of our annual valuation performed in accordance with SFAS 142, we utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time.  As a result of the cancellation of the program, we revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $5.0 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures declined slightly in the second quarter of 2007 as compared to the second quarter of 2006 from $1.6 million to $1.5 million, and decreased substantially on a year-to-date basis from $4.5 million in the first half of 2006 to $2.7 million in the first half of 2007.  The year-to-date decrease is due primarily to the success of our high performance foams joint ventures, Rogers Inoac Suzhou Corporation (RIS) and Rogers Inoac Corporation (RIC) in the beginning of 2006.  In particular, RIS experienced strong sales volumes in the beginning of 2006 as a result of orders that accumulated during the start-up of the entity in 2005 that were fulfilled during this time.  Once these orders were filled, production levels declined in the second quarter of 2006 to levels that are more consistent with the normal sales volumes expected and achieved during 2007.

Other Income (Expense)

Other income decreased approximately $0.7 million in the second quarter of 2007 as compared to the second quarter of 2006 and remained relatively consistent on a year-to-date comparative basis.    This quarterly decrease is primarily related to reduced royalty income as certain royalty agreements expired at the end of 2006.

Income Taxes

Our  effective  tax rate was 48.4% and 29.6%, respectively, for the three month periods ended July 1, 2007 and July 2, 2006, respectively, and (26.1%) and  24.0% for the six month periods ended July 1, 2007 and July 2, 2006, respectively.  Our tax rate was impacted by the tax benefit associated with the restructuring, impairment and other one-time charges recorded in the second quarter of 2007, which benefited the effective tax rate by 30.8 and 48.4 percentage points during the three and six month periods ended July 1, 2007, respectively.  Restructuring and impairment charges recorded in second quarter of 2006, increased the effective tax rate by 5.6 and 1.0 percentage points during the three and six month periods ended July 2, 2006, respectively.  Excluding the impact of these impairment charges, our annualized effective tax rate was 22.3% and 23.0%, respectively as of the end of the second quarter 2007 and 2006.  Our effective tax rate benefited from favorable tax rates on certain foreign business activity and research and development tax credits that reduced the effective tax rate for the six month period ended July 1, 2007 by  8.4 and 2.5 percentage points, respectively.  Additionally, for the first and second quarter  of  2007,  our  effective tax rate benefited  by  52.5  and 5.5 percentage points, respectively, from certain discrete rate items, most significantly,  the  elimination  of  the  valuation  allowance  on certain foreign  tax  credits of foreign joint venture earnings.  We made income tax payments of $2.3 million and $3.7 million during  the  six  month  periods  ended  July  1,  2007  and  July 2, 2006, respectively.

Segment Sales and Operations

Custom Electrical Components

(Dollars in millions)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$28.5	$30.5	$67.8	$59.2
Operating (loss) income	(10.4)	3.2	(7.3)	4.2

Our Custom Electrical Components reportable segment is comprised of the following products:  EL lamps, inverters, and power distribution systems.  Net sales in this segment decreased by 6% in the three month period ended July 1, 2007 as compared to the three month period ended July 2, 2006 and increased by 14% in the six month period ended July 1, 2007 as compared to the six month period ended July 2, 2006.  Operating results declined from income of $3.2 million in the three month period ended July 2, 2006 to a loss of $10.4 million in the three month period ended July 1, 2007 and from income of $4.2 million in the six month period ended July 2, 2006 to a loss of $7.3 million in the six month period ended July 1, 2007.  Program terminations in the portable communications market related to EL lamps accelerated at a greater pace than expected.  As such, we initiated plans for the Durel business of the Custom Electrical Components segment to shift EL production to our China facility and significantly reduce the overhead and support functions in Durel’s U.S. facility.  The accelerated program terminations and our shift in production to China resulted in restructuring charges of $8.5 million in the second quarter of 2007, which included increased inventory reserves, accelerated depreciation primarily related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.  In addition, the Custom Electrical Components’ operating results were negatively affected during the second quarter of 2007 by a decrease in sales at Durel due to the accelerated termination of certain programs and increased pricing pressures.  These items were partially offset by increased sales of our power distribution systems products into the locomotive market, which were up 58% in the three month period ended July 1, 2007 as compared to the three month period ended July 2, 2006, as the Company has begun to utilize the capacity added in China late in 2005 as it further penetrates the Asian marketplace.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$33.5	$35.9	$72.5	$72.2
Operating (loss) income	(3.5)	2.8	(0.2)	6.6

Our Printed Circuit Materials (PCM) reportable segment is comprised of its flexible and high frequency circuit material products.  Net sales in this segment decreased by 7% in the three month period ended July 1, 2007 as compared to the three month period ended July 2, 2006 and were relatively flat for the six month period ended July 1, 2007 as compared to the six month period ended July 2, 2006.  Operating results declined by 225% from income of $2.8 million in the three month period ended July 2, 2006 to a loss of $3.5 million in the three month period ended July 1, 2007 and by 103% from income of $6.6 million in the six month period ended July 2, 2006 to a loss of $0.2 million in the six month period ended July 1, 2007.  These declines were driven by a reduction in sales in the flexible circuit business of 43% in the three month period ended July 1, 2007 as compared to the three month period ended July 2, 2006 and of 26% in the six month period ended July 1, 2007 as compared to the six month period ended July 2, 2006, partially offset by an increase in sales in the high frequency material products of 4% and 9%, respectively, over the same time periods.  As flexible circuit materials have been transformed into a commodity product with increased global competition and price pressure driven by over capacity, we recorded a restructuring charge of $3.5 million in the second quarter of 2007, including increased inventory reserves, accelerated depreciation on certain equipment used to manufacture flexible circuit materials in the U.S., and severance costs.  For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.  In addition, decreased operating leverage due to declines in production levels of certain products have negatively affected the second quarter operating results.

High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$25.0	$26.1	$51.0	$51.6
Operating income	3.2	5.8	7.2	11.9

Our High Performance Foams (HPF) reportable segment is comprised of its Poron® and Bisco® foam products.  Net sales in this segment decreased by 4% in the three month period ended July 1, 2007 as compared to the three month period ended July 2, 2006 and by 1% for the six month period ended July 1, 2007 as compared to the six month period ended July 2, 2006.  Operating results declined by 44% from income of $5.8 million in the three month period ended July 2, 2006 to $3.2 million in the three month period ended July 1, 2007 and by 44% from income of $11.9 million in the six month period ended July 2, 2006 to $7.2 million in the six month period ended July 1, 2007.  While sales was relatively flat, the decrease in operating income in both the three and six month periods ended July 1, 2007 is primarily the result of an unfavorable sales mix and decreased operating leverage due to declines in production levels of certain products.

Other Polymer Products

(Dollars in millions)	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$12.0	$12.4	$23.5	$24.9
Operating (loss) income	0.1	(9.2)	0.0	(7.3)

Our Other Polymer Products (OPP) reportable segment consists of the following products:  elastomer rollers, floats, polyolefin foams, non-woven materials and polyester-based industrial laminates.  Net sales in this segment decreased by 3% in the three month period ended July 1, 2007 as compared to the three month period ended July 2, 2006 and by 6% for the six month period ended July 1, 2007 as compared to the six month period ended July 2, 2006.  Operating results in 2006 included $11.3 million of one-time non-cash charges related to the impairment of certain assets of its polyolefin foams and polyester-based industrial laminates operating segments, for further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.  The decreases in operating income, excluding these charges, are primarily related to the previously disclosed planned slow-down of the polyolefin foams business, which experienced a decrease in sales of 52% and 59%, respectively, in the three and six month periods ended July 1, 2007 as compared to the three and six month periods ended July 2, 2006.  The Company continues to evaluate the viability of its current product portfolio in this segment and constantly pursues other opportunities to further improve the results of this segment.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by our continued strong financial position at the end of the second quarter of 2007.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	July 1, 2007	December 31, 2006
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$64,076	$81,823
Accounts receivable	64,829	86,311
Inventory	68,324	70,242

	Six Months Ended
	July 1, 2007	July 2, 2006
Key Cash Flow Measures:
Cash provided by operating activities	$19,632	$19,401
Cash provided by (used in) investing activities	13,613	(5,689)
Cash (used in) provided by financing activities	(20,731)	18,894

At July 1, 2007, cash, cash equivalents and short-term investments totaled $64.1 million as compared to $81.8 million at December 31, 2006. Cash decreased from year-end 2006 for several reasons, including the repurchase of approximately 529,000 shares of common stock for $23.9 million during the first half of 2007, the decrease in accrued employee benefits and compensation of $10.2 million during the first half of 2007, primarily related to the payment of the annual incentive compensation awards earned and accrued in 2006, and $16.7 million of capital expenditures during the first half of 2007, primarily offset by the decrease in accounts receivable of $21.5 million.

Significant changes in our balance sheet accounts from December 31, 2006 to July 1, 2007 are as follows:

o
Short-term investments decreased by $30.3 million from $68.2 million at December 31, 2006 to $37.9 million at July 1, 2007, as the proceeds were primarily used to repurchase the Company’s common stock and to pay the 2006 annual incentive compensation awards.

o
Accounts receivable decreased by $21.5 million from $86.3 million at December 31, 2006 to $64.8 million at July 1, 2007, primarily due to lower sales volumes in the second quarter of 2007 as compared to the fourth quarter of 2006.

o	Accounts payable decreased by $9.2 million from $25.7 million at December 31, 2006 to $16.5 million at July 1, 2007, primarily due to lower inventory purchases during the first half of 2007.

o
Accrued employee benefits and compensation decreased from $27.3 million at December 31, 2006 to $17.1 million at July 1, 2007 due mainly to the payment of the 2006 annual incentive compensation awards paid in the first quarter of 2007.

o
Shareholders equity decreased by $15.7 million from $357.2 million at December 31, 2006 to $341.5 million at July 1, 2007 primarily as a result of the common stock repurchase and the FIN 48 adoption adjustment, partially offset by current period earnings.

We, together with certain of our wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd., entered into a Multicurrency Revolving Credit Agreement on November 13, 2006 with Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B).  The Credit Agreement includes a letter of credit sub-facility of up to $75 million.  Under the terms of the Credit Agreement, the Borrowers have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011.  Credit Facility B, which expires on November 12, 2007, is expected to be renewed annually.  The rate of interest charged on any outstanding loans can, at the Borrower’s option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate.   The spreads over the LIBOR rate are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.  There were no borrowings pursuant to the Credit Agreement at July 1, 2007 and December 31, 2006.

Contingencies

During the second quarter of 2007, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 10 of the unaudited condensed consolidated financial statement for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the second quarter of 2007.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48).  FIN 48 is effective for accounting periods commencing after December 15, 2006 and we have adopted the new standard as of January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was accounted for through a decrease in retained earnings.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the second quarter of 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2007.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2006 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act),  as of July 1, 2007.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2007 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.         Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 10, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.        Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 2, 2007 through April 29, 2007	-	-	-	$ 36,063,353
April 30, 2007 through May 27, 2007	-	-	-	$ 36,063,353
May 28, 2007 through July 1, 2007	242,380	$ 41.26	242,380	$ 26,063,186
Total	242,380	$ 41.26	242,380	$ 26,063,186

On February 15, 2007, the Board of Directors approved a buyback program, under which we are authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period. This repurchase plan is scheduled to expire on February 14, 2008.  Under the current buyback program we repurchased 287,000 shares of common stock in the first quarter of 2007 and 242,380 in the second quarter of 2007.

Item 4.         Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 26, 2007, during the second fiscal quarter of 2007.

(b)	All of the matters voted upon were approved and the specific votes are as follows:

1.	To elect the members of the Board of Directors:

	Number of Shares
Name	For	Withheld

Leonard M. Baker	14,891,610	1,135,175
Walter E. Boomer	14,883,375	1,143,410
Charles M. Brennan, III	14,959,121	1,067,664
Gregory B. Howey	14,893,561	1,133,224
Leonard R. Jaskol	14,862,446	1,164,339
Carol R. Jensen	14,971,257	1,055,528
Eileen S. Kraus	14,957,259	1,069,526
Robert G. Paul	14,952,783	1,074,002
Robert D. Wachob	14,897,810	1,128,975

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007:

Number of Shares
For	Against	Abstentions
16,001,685	19,718	5,382

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

ROGERS CORPORATION
(Registrant)

/s/ Dennis M. Loughran	/s/ Paul B. Middleton
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Paul B. Middleton Corporate Controller and Principal Accounting Officer

Dated: August 9, 2007