Form 10-Q
period 2007-09-30
ROGERS CORP
filed 2007-11-08
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large Accelerated Filer _X	Accelerated Filer ___	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the Registrant's common stock as of October 26, 2007 was 17,876,142.

ROGERS CORPORATION
FORM 10-Q
September 30, 2007

Exhibits:
Exhibit 10i	Amended and Restated Voluntary Deferred Compensation Plan for Non-Management Directors
Exhibit 10j	Amended and Restated Voluntary Deferred Compensation Plan for Key Employees
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30,, 2007	October 1, 2006

Net sales	$109,626	$121,588	$322,588	$324,885
Cost of sales	78,448	83,948	240,688	218,382
Gross margin	31,178	37,640	81,900	106,503

Selling and administrative expenses	16,874	15,376	53,733	46,060
Research and development expenses	5,577	5,977	17,301	17,905
Restructuring and impairment charges	202	-	3,283	5,013
Operating income	8,525	16,287	7,583	37,525

Equity income in unconsolidated joint ventures	2,110	1,437	4,852	5,971
Other income, net	72	700	844	1,617
Interest income, net	449	607	1,334	1,585
Income from continuing operations before income taxes	11,156	19,031	14,613	46,698

Income tax expense	2,060	2,290	741	9,742

Income from continuing operations	9,096	16,741	13,872	36,956

Income (loss) from discontinued operations, net of taxes	(146)	438	259	(3,173)

Net income	$8,950	$17,179	$14,131	$33,783

Basic net income per share:
Income from continuing operations	$0.55	$0.99	$0.84	$2.21
Income (loss) from discontinued operations, net	(0.01)	0.03	0.01	(0.19)
Net income	$0.54	$1.02	$0.85	$2.02

Diluted net income per share:
Income from continuing operations	$0.52	$0.97	$0.79	$2.10
Income (loss) from discontinued operations, net	(0.01)	0.02	0.01	(0.18)
Net income	$0.51	$0.99	$0.80	$1.92

Shares used in computing:
Basic	16,431,017	16,845,874	16,609,229	16,702,800
Diluted	17,448,146	17,327,140	17,538,537	17,551,484

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)
	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$34,557	$13,638
Short-term investments	31,500	68,185
Accounts receivable, less allowance for doubtful accounts of $1,075 and $2,024	76,990	85,339
Accounts receivable from joint ventures	1,975	5,437
Accounts receivable, other	1,819	3,552
Note receivable	2,100	2,100
Inventories	59,444	70,135
Deferred income taxes	10,910	15,430
Asbestos-related insurance receivables	4,244	4,244
Other assets	4,939	3,415
Assets of discontinued operations	-	1,079
Total current assets	228,478	272,554

Property, plant and equipment, net of accumulated depreciation of $157,884 and $139,818	144,694	141,406
Investments in unconsolidated joint ventures	28,305	26,629
Deferred income taxes	14,451	4,828
Pension asset	974	974
Goodwill	10,131	10,656
Other intangible assets	112	454
Asbestos-related insurance receivables	18,503	18,503
Other assets	5,082	4,576
Assets of discontinued operations	-	322
Total assets	$450,730	$480,902

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,322	$25,712
Accrued employee benefits and compensation	18,196	27,322
Accrued income taxes payable	5,774	9,970
Asbestos-related liabilities	4,244	4,244
Other accrued liabilities	17,655	12,979
Liabilities of discontinued operations	-	1,916
Total current liabilities	60,191	82,143

Pension liability	11,698	11,698
Retiree health care and life insurance benefits	10,021	10,021
Asbestos-related liabilities	18,694	18,694
Other liabilities	1,117	1,169

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,405,053 and 16,937,523 shares issued and outstanding	16,405	16,938
Additional paid-in capital	38,393	59,352
Retained earnings	288,829	277,442
Accumulated other comprehensive income	5,382	3,445
Total shareholders' equity	349,009	357,177
Total liabilities and shareholders' equity	$450,730	$480,902

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Nine Months Ended
	September 30, 2007	October 1, 2006
Operating Activities:
Net income	$14,131	$33,783
Loss (income) from discontinued operations	(259)	3,173
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,157	13,970
Stock-based compensation expense	4,363	2,759
Excess tax benefit related to stock award plans	(966)	(4,489)
Deferred income taxes	(5,102)	(951)
Equity in undistributed income of unconsolidated joint ventures, net	(4,852)	(5,971)
Dividends received from unconsolidated joint ventures	3,251	2,906
Pension and postretirement benefits	-	(3,477)
Impairment charges	525	5,013
Other, net	(164)	(3,390)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	11,014	(31,946)
Accounts receivable, joint ventures	3,461	425
Inventories	11,651	(17,971)
Other current assets	(1,447)	(776)
Accounts payable and other accrued expenses	(23,298)	25,121
Net cash provided by operating activities of continuing operations	30,465	18,179
Net cash provided by operating activities of discontinued operations	(256)	4,455
Net cash provided by operating activities	30,209	22,634

Investing Activities:
Capital expenditures	(20,091)	(13,486)
(Purchase of) proceeds from short-term investments, net	36,685	(19,386)
Net cash provided by (used in) investing activities of continuing operations	16,594	(32,872)
Net cash provided by (used in) investing activities of discontinued operations	-	(12)
Net cash provided by (used in) investing activities	16,594	(32,884)

Financing Activities:
Proceeds from sale of capital stock, net	4,836	16,371
Excess tax benefit related to stock award plans	966	4,489
Proceeds from issuance of shares to employee stock purchase plan	902	954
Purchase of stock from shareholders	(32,645)	-
Net cash (used in) provided by financing activities	(25,941)	21,814

Effect of exchange rate fluctuations on cash	57	166

Net increase in cash and cash equivalents	20,919	11,730

Cash and cash equivalents at beginning of year	13,638	22,001

Cash and cash equivalents at end of quarter	$34,557	$33,731

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$902	$954

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

Note 2 – Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in the Company’s Other Polymer Products reportable segment.  For the three and nine months ended September 30, 2007, a $0.1 million operating loss and $0.3 million of operating income respectively, both net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.  For the three and nine months ended October 1, 2006, $0.4 million of operating income and a $3.2 million operating loss, respectively, both net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.9 million for the nine months ended September 30, 2007 and $2.4 million and $7.0 million for the three and nine months ended October 1, 2006 respectively.  There were no net sales associated with the discontinued operations for the three months ended September 30, 2007.  See “Note 11 – Commitments and Contingencies” and “Note 12 – Restructuring and Impairment Charges” for further discussion.

Note 3 - Inventories

Inventories were as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006

Raw materials	$13,744	$16,170
Work-in-process	9,691	8,201
Finished goods	36,009	45,764
	$59,444	$70,135

Note 4 - Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended September 30, 2007 and October 1, 2006 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net income	$8,950	$17,179	$14,131	$33,783
Foreign currency translation adjustments	2,740	(941)	1,937	4,543
Comprehensive income	$11,690	$16,238	$16,068	$38,326

The components of accumulated other comprehensive income at September 30, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006

Foreign currency translation adjustments	$15,259	$13,322
Funded status of pension plans and other postretirement benefits	(9,877)	(9,877)
Accumulated other comprehensive income	$5,382	$3,445

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(Dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Numerator:
Income from continuing operations	$9,096	$16,741	$13,872	$36,956
Income (loss) from discontinued operations, net of taxes	(146)	438	259	(3,173)
Net income	$8,950	$17,179	$14,131	$33,783

Denominator:
Denominator for basic earnings per share - Weighted-average shares	16,431	16,846	16,609	16,703

Effect of dilutive stock options	1,017	481	930	848

Denominator for diluted earnings per share - Adjusted
weighted—average shares and assumed conversions	17,448	17,327	17,539	17,551

Basic net income per share:
Income from continuing operations	$0.55	$0.99	$0.84	$2.21
Income (loss) from discontinued operations, net	(0.01)	0.03	0.01	(0.19)
Net income	$0.54	$1.02	$0.85	$2.02

Diluted net income per share:
Income from continuing operations	$0.52	$0.97	$0.79	$2.10
Income (loss) from discontinued operations, net	(0.01)	0.02	0.01	(0.18)
Net income	$0.51	$0.99	$0.80	$1.92

Note 6 – Stock-Based Compensation

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

Equity Compensation Awards

Stock Options

We currently grant stock options under various equity compensation plans.  While we may grant options to employees that become exercisable at different times or within different periods, we have generally granted options to employees that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries of the grant dates.  The maximum contractual term for all options is ten years.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and nine month periods ended September 30, 2007 and October 1, 2006 were calculated using the following weighted- average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Options granted	1,100	2,500	229,986	180,179
Weighted average exercise price	$41.85	$57.30	$51.38	$49.43
Weighted-average grant date fair value	20.12	26.41	24.44	22.82
Assumptions:
Expected volatility	38.10%	38.49%	36.50%	38.52%
Expected term (in years)	7.00	6.25	6.97	6.25
Risk-free interest rate	4.41%	4.77%	4.75%	4.68%
Expected dividend yield	--	--	--	--

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

A summary of the activity under our stock option plans as of September 30, 2007 and changes during the three and nine month periods then ended, is presented below:
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at July 1, 2007	2,224,896	$39.64
Options granted	1,100	41.85
Options exercised	(99,033)	25.74
Options cancelled	(51,825)	51.70
Options outstanding at September 30, 2007	2,075,138	39.99	6.4	$12,342,293
Options exercisable at September 30, 2007	1,718,591	37.89	5.9	12,260,795
Options vested or expected to vest at September 30, 2007 *	2,064,442	39.94	6.3	12,339,848

*  In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2006	2,118,631	$37.94
Options granted	229,986	51.38
Options exercised	(188,297)	26.02
Options cancelled	(85,182)	49.72
Options outstanding at September 30, 2007	2,075,138	39.99

During the three and nine month periods ended September 30, 2007, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.2 million and $2.5 million, respectively, and the total amount of cash received from the exercise of these options was $2.5 million and $4.6 million, respectively.

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

We will recognize compensation expense on these awards ratably over the vesting period.  The fair value of the award will be determined based on the market value of the underlying stock price at the grant date.  The amount of compensation expense recognized over the vesting period will be based on our projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure.  If, at any point during the vesting period, we conclude that the ultimate result of this measure will change from that originally projected, we will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period.  We granted restricted stock awards for 22,700 and 23,900 shares in the first quarter of 2007 and the first quarter of 2006, respectively.  There were no additional grants of restricted stock in the second or third quarter of 2007 and 2006.  For the three months ended September 30, 2007 and October 1, 2006, we recognized $0.4 million and $0.6 million, respectively, of compensation expense related to restricted stock. We recognized $0.5 million and $1.3 million, respectively, of compensation expense related to restricted stock awards in the nine month periods ended September 30, 2007 and October 1, 2006.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended September 30, 2007 and October 1, 2006, and approximately $0.3 million of compensation expense associated with the plan in the nine month periods ended September 30, 2007 and October 1, 2006.

Note 7 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in housands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Service cost	$1,557	$1,133	$3,864	$3,400	$116	$209	$530	$584
Interest cost	1,878	1,705	5,467	5,115	58	138	355	424
Expected return on plan assets	(2,462)	(2,198)	(7,443)	(6,529)	--	--	--	--
Amortization of prior service cost	147	115	388	346	(290)	--	(290)	--
Amortization of net loss	21	141	180	424	38	32	88	121
Net periodic benefit cost	$1,141	$896	$2,456	$2,756	$(79)	$379	$683	$1,129

Employer Contributions

We did not make any voluntary contributions to our qualified defined benefit pension plans during the first nine months of 2007, compared to a $10.2 million voluntary contribution to our qualified defined benefit pension plans in the first nine months of 2006.  We made approximately $0.2 million and $0.3 million in contributions (benefit payments) to our non-qualified defined benefit plans during the first nine months of 2007 and 2006, respectively.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension and retiree medical plans will be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees will not be eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan will not impact the benefits to plan participants as of December 31, 2007.  The amendment to the retiree medical plan will not impact the benefits for employees who will be age 50 or older as of December 31, 2007, as long as they meet certain eligibility requirements.  However, employees who will less than age 50 as of December 31, 2007 will no longer be eligible for retiree medical benefits.  This plan amendment will result in a reduction to the accumulated benefit obligation, which will be accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they become fully eligible, beginning in the third quarter of 2007.  In the third quarter of 2007, we recognized approximately $0.1 million as a reduction to prior service cost as a result of the amendment.

Note 8 – Equity

Common Stock Repurchase

From time to time, our Board of Directors authorizes the repurchase, at management’s discretion, of shares of our common stock.  On February 15, 2007, the Board of Directors approved a buyback program, which authorizes us to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  This repurchase plan is scheduled to expire on February 14, 2008.  Under the current buyback program, we repurchased approximately 214,000 shares of common stock for $8.7 million and 743,000 shares of common stock for $32.6 million in the three and nine month periods ended September 30, 2007, respectively.  There were no repurchases made in the first nine months of 2006 under our prior buyback program.

Note 9 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2007 (2)	October 1, 2006 (1) (2)	September 30, 2007 (2)	October 1, 2006 (1) (2)
Custom Electrical Components
Net sales	$32,884	$46,009	$100,683	$105,257
Operating income (loss)	1,215	6,656	(6,055)	10,867

Printed Circuit Materials
Net sales	$37,057	$39,942	$109,540	$112,142
Operating income	2,104	3,591	1,886	10,148

High Performance Foams
Net sales	$29,466	$26,117	$80,483	$77,678
Operating income	5,457	5,427	12,654	17,328

Other Polymer Products
Net sales	$10,219	$9,520	$31,882	$29,808
Operating (loss) income	(251)	613	(902)	(818)

(1)	2006 amounts have been adjusted for changes in the corporate expense allocation methodology to make them comparable to the current year.
(2)
These amounts represent the results of continuing operations.  The 2006 amounts have been adjusted to exclude the results of the polyolefin foams operating segment, which had been aggregated in the Other Polymer Products reportable segment.  See Note 2 – Discontinued Operations for further information.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 10 – Joint Ventures

As of September 30, 2007, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $4.9 million and $6.0 million for the nine month periods ended September 30, 2007 and October 1, 2006, respectively, is included in the condensed consolidated statements of income.  In addition, commission income from PLS of $1.3 million and $1.5 million for the nine month periods ended September 30, 2007 and October 1, 2006, respectively, is included in “Other income, net” on the condensed consolidated statements of income.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$31,356	$25,920	$79,652	$80,401
Gross profit	8,048	6,637	19,899	20,582
Net income	4,220	2,874	9,704	11,942

The effect of transactions between us and our unconsolidated joint ventures were accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

Note 11 – Commitments and Contingencies

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

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of 2.67% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.5 million as of September 30, 2007, which approximates our share of the low end of the range.

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

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  We are currently preparing a supplemental plan for additional remedial actions in order to address the residual contamination at the site.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We cannot estimate the range of future remediation costs based on facts and circumstances known to us at the present time.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 30, 2007, there were approximately 177 pending claims compared to 148 pending claims at December 31, 2006.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants.  Therefore, we cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and then again in 2006.  As of the third quarter, the number of suits filed in 2007 is similar to the number filed in 2006 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the nine month period ended September 30, 2007, we were able to have approximately 44 claims dismissed and settled 5 claims.  For the full year 2006, approximately 78 claims were dismissed and 16 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $0.7 million in the nine month period ended September 30, 2007 and $5.1 million in all of 2006.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system and our success in resolving claims against us.  Based on the assumptions employed by and the report prepared by NERA and other variables, we have recorded a reserve at year-end 2005 for our estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs. NERA and Marsh updated their respective analyses at year-end 2006 and we adjusted our estimated liability and estimated insurance recovery, for the five-year period ended 2011, to $22.9 million and $22.7 million, respectively, resulting in a cumulative pre-tax charge to earnings of approximately $0.2 million.  The 2007 update of NERA and Marsh’s analyses was done as of September 30, 2007, and there were no material changes to NERA and Marsh’s estimates from those made as of year-end 2006.

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

Other Environmental and Legal Matters

In 2004, we became aware of a potential environmental matter at our facility in Korea involving possible soil contamination.  The initial assessment on the site has been completed and has confirmed that there is contamination.  We believe that such contamination is historical and occurred prior to our occupation of the facility.  As of the third quarter of 2007, we are no longer occupying this site and it has been returned to the prior owner.  Based on our assessment, we believe that we are under no obligation to remediate the site.

We are also aware of a potential environmental matter involving soil contamination at one of our European facilities.  We believe that the contamination is a historical issue attributed to the former owner of the site.  Earlier this year we completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appears to be localized in the area of the former underground storage tanks.  We subsequently received approval of our Remedial Action Plan from the OVAM, the applicable Belgian regulatory agency.  As of September 30, 2007, the site has been remediated per our approved Remedial Action Plan and we have a reserve of $0.2 million for remaining costs to be paid.

In 2005, we began to market our manufacturing facility in South Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at September 30, 2007.

In the second quarter of 2006, a former customer of our polyolefin foam business filed suit against us for a multitude of alleged improprieties, including breach of contract, although we were not formally served in this lawsuit.  In the third quarter of 2007, we reached a final settlement agreement with this former customer that included the transfer of ownership of substantially all the remaining assets of the polyolefin foam business, as well as the payment of approximately $1.9 million to this customer, which had been previously accrued.  As a result of this agreement, we will no longer participate in the polyolefin foam marketplace.  As such, the polyolefin foam business will be accounted for as a discontinued operation.  See “Note 2 – Discontinued Operations” for further discussion.

On May 16, 2007, a lawsuit was filed against us by CalAmp Corp. (CalAmp) for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  In connection with this dispute, we had previously filed a lawsuit against CalAmp in the United States District Court, District of Massachusetts, seeking a declaratory judgment affirming that we are not liable to CalAmp.  This matter is currently in active litigation and we plan to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, we cannot determine the probability of success in such defenses or the range of any potential loss that may occur as a result of these proceedings.

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

Note 12 – Restructuring and Impairment Charges

The following table summarizes the restructuring and impairment charges (recoveries) recorded for the three and nine month periods ended September 30, 2007 and October 1, 2006:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Inventory charges (1)
Printed Circuit Materials	$--	$--	$2,500	$--
Custom Electrical Components	--	--	4,750	--
Subtotal	--	--	7,250	--

Inventory recoveries (1)
Printed Circuit Materials	(509)	--	(509)	--
Custom Electrical Components	(710)	--	(710)	--
Subtotal	(1,219)	--	(1,219)	--

Property, plant and equipment charges (1)
Printed Circuit Materials	210	--	420	--
Custom Electrical Components	729	--	2,299	--
Subtotal	939	--	2,719	--

Prepaid license charges (2)
Custom Electrical Components	603	--	1,435	--
Subtotal	603	--	1,435	--

Goodwill impairment (3)
Other Polymer Materials	--	--	525	5,013
Subtotal	--	--	525	5,013

Severance (3)	202	--	2,758	--

Total charges	$525	$--	$13,468	$5,013

(1)
These amounts are included in cost of sales on our condensed consolidated statements of income with the exception of $0.5 million for the three and nine month periods ended September 30, 2007 in the Custom Electrical Components reportable segment which is recorded in selling and administrative expenses on our condensed consolidated statements of income.

(2)	These amounts are included in selling and administrative expenses on our condensed consolidated statements of income.
(3)	These amounts are included in restructuring and impairment charges on our condensed consolidated statements of income.

Durel

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $7.1 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $6.3 million restructuring charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and an $0.8 million charge, which is included in selling and administrative expenses on our condensed consolidated statements of income, related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  We also expect to have substantially all EL production, including lamps for the automotive industry, shifted to our China facility by the end of the year.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.

In the third quarter of 2007, we recorded an additional non-cash pre-tax charge of $1.3 million related to the accelerated depreciation and amortization on certain long-lived assets identified during the second quarter restructuring activities, which was included in selling and administrative expenses on our condensed consolidated statements of income.  This charge was partially offset by the sale of approximately $0.7 million of inventory previously reserved for in the second quarter of 2007, which was included in cost of sales on our condensed consolidated statements of income.  We expect to incur additional charges of approximately $1.0 million in the fourth quarter of 2007 and first quarter of 2008 related to these restructuring activities.

Flexible Circuit Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $2.7 million related to our flexible circuit materials operating segment, which is aggregated into our Printed Circuit Materials reportable segment.  This charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This market factor has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials segment.  We also determined, based on business conditions at that time, that certain inventories associated with this business would not be saleable and reserved for these inventories accordingly.

In the third quarter of 2007, we recorded an additional non-cash pre-tax charge of $0.2 million related to accelerated depreciation on machinery and equipment identified in the second quarter restructuring related to the flexible circuit material business, which is included in cost of sales on our condensed consolidated statements of income.  In addition, in the third quarter of 2007, we sold approximately $0.5 million of inventory previously reserved for in the second quarter of 2007, which was included in cost of sales on our condensed consolidated statements of income.   We expect to incur additional charges of approximately $0.3 million in the fourth quarter of 2007 and first quarter of 2008 related to these restructuring activities.

Severance

In the second quarter of 2007, as part of the restructuring activities previously discussed,  we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of severance charges in the second quarter of 2007, which are included in restructuring and impairment charges on our condensed consolidated statements of income.  In the third quarter of 2007, we recorded an additional $0.2 million of severance charges, which are also included in restructuring and impairment charges on our condensed consolidated statements of income.  Based on current projections, we anticipate recording an additional charge of $0.2 million in the fourth quarter of 2007.  In the first nine months of 2007, we made severance payments of $0.6 million and we expect to pay the majority of the remainder of these amounts over the last three months of 2007.

A summary of the activity in the accrual for severance is as follows:

(in thousands)
Balance at July 1, 2007	$2,556
Provisions	202
Payments	(597)
Other Adjustments	(153)
Balance at September 30, 2007	$2,008

Composite Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $0.5 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which was material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which management had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.  No additional charges related to the impairment of the goodwill associated with the composite materials operating segment were recorded during the third quarter of 2007.

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

In the second quarter of 2006, however, this customer approached us with a demand to significantly reduce the pricing of our products, as well as to reduce volume levels of purchases from us.  Although this demand was not prohibited under the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that were inconsistent with previous projections.  This led us to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006.  We then believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of our polyolefin foam business as the business would be affected by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins.  We concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $6.3 million in 2006 related to the goodwill associated with this business.  Subsequently, in the third quarter of 2007, we ceased operations of the polyolefin foams operating segment.  See “Note 2 – Discontinued Operations” and “Note 11 – Commitments and Contingencies” for further discussion.

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

Note 13 – Income Taxes

Our effective tax rate was 18.5% and 12.0%, respectively, for the three month periods ended September 30, 2007 and October 1, 2006, and 5.1% and 20.9%, respectively, for the nine month periods ended September 30, 2007 and October 1, 2006, as compared with the statutory rate of 35.0%.  For the nine month period ended September 30, 2007 our tax rate was favorably affected by the tax benefit associated with the restructuring, impairment and other one-time charges, as well as the geographic shift of our earnings from higher tax jurisdictions to lower tax jurisdictions.  Excluding the impact of each of these restructuring, impairment, and other one-time charges, our annualized effective tax rate was 20.7% as of the end of the third quarter of 2007.  For the nine month period ended October 1, 2006, our tax rate was 23.4% excluding the tax impact of impairment charges, the resolution of certain federal and state income tax audits, and charges relating to the reconciliation of the company’s tax accounts.  In both the periods ended September 30, 2007 and October 1, 2006, our effective tax rate benefited from favorable tax rates on certain foreign business activity and research and development tax credits.  We made income tax payments of $12.2 million and $8.0 million during the nine month periods ended September 30, 2007 and October 1, 2006, respectively.

Our accounting policy is to account for interest expense and penalties related to income tax issues as income tax expense.  As of September 30, 2007, we have approximately $1.0 million of accrued interest related to uncertain tax positions included in the $9.6 million of unrecognized tax benefits.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal 2004 – 2006, various states 2003 – 2006, and foreign 2004 – 2006.

Note 14 - Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48).  FIN 48 is effective for accounting periods commencing after December 15, 2006 and we have adopted the new standard as of January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  As of January 1, 2007, the date of adoption, our unrecognized tax benefits totaled $13.2 million.  If recognized, the total $13.2 million would have a favorable impact on our effective tax rate.  As of September 30, 2007, our unrecognized tax benefits totaled $9.6 million.

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Rogers Corporation is a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer products, computer and office equipment, ground transportation, and aerospace and defense.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

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

In 2007, we have experienced declining sales and profit levels in certain businesses, which led to the restructuring of the organization in the second quarter of 2007 in an effort to better align our business strategy and overhead structure with the expected sales trends in the business.  The primary driver of this decision was program terminations in the portable communications market related to Custom Electrical Component products, which occurred at a pace greater than initially expected.  This event, along with the reduced outlook for future market demand for our keypad backlight lamps, as well as our flexible circuit materials, resulted in a pre-tax restructuring charge of approximately $12.9 million.  This charge included severance costs associated with the company-wide headcount reduction, a shortening of the estimated useful lives of certain machinery and equipment and contracts, an increase in reserves associated with inventory whose recoverability is now questionable due to the decline in the business, and costs associated with the impairment of certain long-lived assets.  In the third quarter of 2007, we experienced better than anticipated sales and profit performance as we started to realize the benefits from our restructuring efforts.  Also, certain programs, particularly in the portable communications market, that were originally anticipated to decline in the third quarter resulted in better than expected sales and profit volumes; however, these trends may not continue for the remainder of the year.  Finally, in the third quarter of 2007, we formally exited our polyolefin foam business.  This business will be treated as a discontinued operation for financial reporting purposes and prior periods will be restated to reflect our results from continuing operations.  Overall, we believe that, as a result of the efforts we have undertaken in 2007, we are better positioned to take advantage of future opportunities in our strategic businesses, as well as opportunities in our new business development efforts.

In the three and nine month periods ended September 30, 2007, sales were $109.6 million and $322.6 million, respectively, a decrease of 10% and 1%, respectively, from the three and nine month periods ended October 1, 2006.  The decrease in sales in the third quarter of 2007, as compared to the third quarter of 2006, was the result of a decline in sales in our Printed Circuit Materials and Custom Electrical Components reportable segments (see further discussion below).  Operating income declined from $16.3 million in the third quarter of 2006 to $8.5 million in the third quarter of 2007 and from income of $37.5 million in the first nine months of 2006 to $7.6 million in the first nine months of 2007.  Year-to-date 2007 and 2006 results included approximately $13.5 million and $5.0 million in restructuring charges, respectively. Earnings per diluted share from continuing operations was $0.52 and $0.97 for the three month periods ended September 30, 2007 and October 1, 2006, respectively, and earnings per diluted share from continuing operations was $0.79 and $2.10, respectively, for the comparable nine month periods in 2007 and 2006.  Restructuring and impairment charges incurred in 2007 and 2006 reduced earnings per share by approximately $0.48 and $0.18, respectively, in the comparable nine month periods.  The decline in results in 2007 as compared to 2006 is primarily due to the general decline in volumes and profit levels in the Printed Circuit Material and Custom Electrical Components segments.   In addition, there was a negative shift in sales mix and decreased operating leverage in the Custom Electrical Components, Printed Circuit Materials and High Performance Foams segments.  Our joint ventures contributed approximately $1.1 million less in the nine month period ended September 30, 2007 than in the comparable period in 2006, which also contributed to the decrease in earnings per diluted share from continuing operations.  These items are discussed in more detail in the “Segment Sales and Operations” and “Equity Income in Unconsolidated Joint Ventures” sections below.  In the near term, we expect that sales volumes should be relatively stable, but will still be significantly below the record levels achieved in 2006, and profit levels should continue to improve as a result of the restructuring activities undertaken in the second quarter.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	28.4	31.0	25.4	32.8

Selling and administrative expenses	15.4	12.6	16.7	14.2
Research and development expenses	5.1	4.9	5.4	5.5
Restructuring and impairment charges	0.2	0.0	1.0	1.5
Operating income	7.8	13.4	2.4	11.6

Equity income in unconsolidated joint ventures	1.9	1.2	1.5	1.8
Other income, net	0.5	1.1	0.7	1.0
Income before income taxes	10.2	15.7	4.5	14.4

Income tax expense	1.9	1.9	0.2	3.0

Net income from continuing operations	8.3	13.8	4.3	11.4

Income (loss) from discontinued operations, net	(0.1)	0.4	0.1	(1.0)

Net income	8.2%	14.1%	4.4%	10.4%

Net Sales

Net sales for the three month period ended September 30, 2007 were $109.6 million as compared to $121.6 million in the three month period ended October 1, 2006, a decrease of 9.8%.  For the nine month periods ending September 30, 2007 and October 1, 2006, sales were $322.6 million and $324.9 million, respectively, a decline of 0.7%.  These decreases were primarily the result of sales declines in our Custom Electrical Components and Printed Circuit Material reportable segments, partially offset by a sales increase in our High Performance Foams reportable segment.   See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 31.0% in the third quarter of 2006 to 28.4% in the third quarter of 2007 and from 32.8% to 25.4% for the first nine month periods of 2006 and 2007, respectively.  The 2007 year-to-date results include approximately $8.2 million in restructuring charges, while the third quarter 2007 results include a positive net adjustment of approximately $0.8 million primarily related to the reversal of certain inventory reserves recorded in the second quarter of 2007.  In addition to these charges, the decreases in margins are the result of the decline in business in both the Printed Circuit Materials and Custom Electrical Components reportable segments, as both the electroluminescent (EL) lamp and flexible circuit material businesses experienced significant declines in sales volumes and pricing pressures due to increased competition.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (SG&A) increased from $15.4 million in the third quarter of 2006 to $16.9 million in the third quarter of 2007 and from $46.1 million in the first nine months of 2006 to $53.7 million in the first nine months of 2007.  As a percentage of sales, 2007 expenses were 15.4% and 16.7%, respectively, for the third quarter and first nine months of the year as compared to 12.6% and 14.2%, respectively, for the comparable periods in 2006.  The 2007 results included approximately $2.0 million in costs associated with the acceleration of certain contract expenses and the accelerated depreciation of certain assets related to the second and third quarter restructuring activities.  The 2007 results also included additional costs associated with certain costs related to professional services fees and stock compensation expense, partially offset by a decline in incentive compensation expense in 2007 as compared to 2006.

Research and Development Expenses

Research and development (R&D) expense declined 6.7% from $6.0 million in the third quarter of 2006 to $5.6 million in the third quarter of 2007 and decreased on a year-to-date basis approximately 3.4% from $17.9 million in 2006 to $17.3 million in 2007.  As a percentage of sales, research and development expenses were 5.1% in the third quarter of 2007 as compared to 4.9% in the third quarter of 2006.  On a year-to-date basis, R&D expenses as a percentage of sales were relatively consistent at 5.4% in 2007 and 5.5% in 2006.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to seek out new technologies and to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and that our future success is dependent on our continued focus on research and development initiatives.

Restructuring and Impairment Charges

•	Durel

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $7.1 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $6.3 million restructuring charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and an $0.8 million charge, which is included in selling and administrative expenses on our condensed consolidated statements of income, related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  We also expect to have substantially all EL production, including lamps for the automotive industry, shifted to our China facility by the end of the year.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144.  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.

In the third quarter of 2007, we recorded an additional non-cash pre-tax charge of $1.3 million related to the accelerated depreciation and amortization on certain long-lived assets identified during the second quarter restructuring activities, which was included in selling and administrative expenses on our condensed consolidated statements of income.  This charge was partially offset by the sale of approximately $0.7 million of inventory previously reserved for in the second quarter of 2007, which was included in cost of sales on our condensed consolidated statements of income.  We expect to incur additional charges of approximately $1.0 million in the fourth quarter of 2007 and first quarter of 2008 related to these restructuring activities.

•	Flexible Circuit Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $2.7 million related to our flexible circuit materials operating segment, which is aggregated into our Printed Circuit Materials reportable segment.  This charge, which is included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This market factor has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials segment.  We also determined, based on business conditions at that time, that certain inventories associated with this business would not be saleable and reserved for these inventories accordingly.

In the third quarter of 2007, we recorded an additional non-cash pre-tax charge of $0.2 million related to accelerated depreciation on machinery and equipment identified in the second quarter restructuring related to the flexible circuit material business, which is included in cost of sales on our condensed consolidated statements of income.  In addition, in the third quarter of 2007, we sold approximately $0.5 million of inventory previously reserved for in the second quarter of 2007, which was included in cost of sales on our condensed consolidated statements of income.

•	Severance

In the second quarter of 2007, as part of the restructuring activities previously discussed, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of severance charges in the second quarter of 2007, which are included in restructuring and impairment charges on our condensed consolidated statements of income.  In the third quarter of 2007, we recorded an additional $0.2 million of severance charges, which are also included in restructuring and impairment charges on our condensed consolidated statements of income.  Based on current projections, we anticipate recording an additional charge of $0.2 million in the fourth quarter of 2007.  In the first nine months of 2007, we made severance payments of $0.6 million and we expect to pay the majority of the remainder of these amounts over the last three months of 2007.

•	Composite Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $0.5 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which was material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which management had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets of this business.  No additional charges related to the impairment of the goodwill associated with the composite materials operating segment were recorded during the third quarter of 2007.

•	Polyolefin Foams

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $6.3 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of goodwill related to the polyolefin foams operating segment, which is aggregated into our Other Polymer Products reportable segment.  This charge was the result of the cumulative events that occurred since the second quarter of 2005.  In the second quarter of 2005, we negotiated a prospective arrangement with the one remaining significant customer of the polyolefin foams operating segment, which included a significant pricing increase and preferred supplier status.  This agreement was to be effective for a one-year period beginning in January 2006.  However, given the apparent mutually beneficial relationship with this customer at that time, we believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business.   In particular, we believed that the related polyolefin foam products being purchased by this customer had a distinct technological advantage in the marketplace.  At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth we had experienced with this customer since the acquisition of the business, which we believed would continue in the future.  The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006.  Overall, these projections supported the recoverability of the residual asset base of the polyolefin foam business and we determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, however, this customer approached us with a demand to significantly reduce the pricing of our polyolefin foam products, as well as to reduce volume levels of purchases from us.  Although this demand was not prohibited under the terms of the existing supply agreement, compliance would result in immediate and significant reductions in profitability levels that were inconsistent with previous projections.  This led us to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006.  We then believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of our polyolefin foam business as the business would be affected by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins.  We concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $6.3 million in 2006 related to the goodwill associated with this business.  Subsequently, in the third quarter of 2007, we ceased operations of the polyolefin foams operating segment.  See “Note 2 – Discontinued Operations” and “Note 11 – Commitments and Contingencies” for further discussion.

•	Polyester-Based Industrial Laminates

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $5.0 million, which is included in restructuring and impairment charges on our condensed consolidated statements of income, related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into our Other Polymer Products reportable segment.  This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum.  Over the past few years, we chose to change our strategic focus and long-term operational plans to the non-cable industry, which we believed would yield higher margins and less competition.  In the second quarter of 2006, a customer notified us that a key program related to a new, emerging technology had been cancelled.  This customer, a major automotive manufacturer, had initially designed our new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead.  This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry.  The nature of this product required a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly affected the long-term forecasts and projections of the business and consequently, the fair value of the business at that time.  We determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business.  Consequently, we performed an impairment analysis on the PBIL operating segment under SFAS 142.  In the previous impairment analysis prepared by us related to the PBIL operating segment in the fourth quarter of 2005 as part of our annual valuation performed in accordance with SFAS 142, we utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time.  As a result of the cancellation of the program, we revised its growth projections to approximately 2% annually and also revised its projected margin levels for the revised product mix projections and higher than expected raw material prices.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $5.0 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets of this business.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased in the third quarter of 2007 as compared to the third quarter of 2006 from $1.4 million to $2.1 million, and decreased on a year-to-date basis from $6.0 million in the first nine months of 2006 to $4.9 million in the first nine months of 2007.  The increase in the third quarter of 2007 as compared to the third quarter of 2006 is due primarily to the success of our high performance foams joint ventures, Rogers Inoac Suzhou Corporation (RIS) and Rogers Inoac Corporation (RIC).  The year-to-date decrease from 2006 to 2007 is due primarily to a combination of lower profitability at our flexible circuit material joint venture in Taiwan, Rogers Chang Chun Technologies (RCCT), offset by the previously mentioned improvements at RIC and RIS .

Other Income, Net

Other income decreased approximately $0.6 million in the third quarter of 2007 as compared to the third quarter of 2006 and approximately $0.8 million for the comparable year-to-date periods.  This quarterly decrease is primarily related to reduced royalty income as certain royalty agreements expired at the end of 2006, as well as reduced commission income from our PLS joint venture.

Income Taxes

Our effective tax rate was 18.5% and 12.0%, respectively, for the three month periods ended September 30, 2007 and October 1, 2006, and 5.1% and 20.9%, respectively, for the nine month periods ended September 30, 2007 and October 1, 2006, as compared with the statutory rate of 35.0%.  For the nine month period ended September 30, 2007 our tax rate was favorably affected by the tax benefit associated with the restructuring, impairment and other one-time charges, as well as the geographic shift of our earnings from higher tax jurisdictions to lower tax jurisdictions.  Excluding the impact of each of these restructuring, impairment, and other one-time charges, our annualized effective tax rate was 20.7% as of the end of the third quarter of 2007.  For the nine month period ended October 1, 2006, our tax rate was 23.4% excluding the tax impact of impairment charges, the resolution of certain federal and state income tax audits, and charges relating to the reconciliation of the company’s tax accounts.  In both the periods ended September 30, 2007 and October 1, 2006, our effective tax rate benefited from favorable tax rates on certain foreign business activity and research and development tax credits.  We made income tax payments of $12.2 million and $8.0 million during the nine month periods ended September 30, 2007 and October 1, 2006, respectively.

Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in the Company’s Other Polymer Products reportable segment.  For the three and nine months ended September 30, 2007, a $0.1 million operating loss and $0.3 million of operating income respectively, both net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.  For the three and nine months ended October 1, 2006, $0.4 million of operating income and a $3.2 million operating loss, respectively, both net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.9 million for the nine months ended September 30, 2007 and $2.4 million and $7.0 million for the three and nine months ended October 1, 2006 respectively.  There were no net sales associated with the discontinued operations for the three months ended September 30, 2007. Subsequently, in the third quarter of 2007, we ceased operations of the polyolefin foams operating segment.  See “Note 11 – Commitments and Contingencies” and “Note 12 – Restructuring and Impairment Charges” for further discussion.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$37.1	$39.9	$109.5	$112.1
Operating income	2.1	3.6	1.9	10.2

Our Printed Circuit Materials (PCM) reportable segment is comprised of flexible and high frequency circuit material products.  Net sales in this segment decreased by 7% and 2%, respectively, in the three and nine month periods ending September 30, 2007 as compared to the comparable prior year periods, while operating results declined by 41% and 81%, respectively, in the same comparable periods.  The 2007 year-to-date and third quarter results included approximately $3.2 million and $0.3 million, respectively, of restructuring charges related to accelerated depreciation on certain equipment used to manufacture flexible circuit materials in the U.S., an increase in inventory reserves, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.)  The declines in sales and operating profits were primarily driven by reduced sales volumes of flexible circuit material products.  Over time, our flexible circuit materials products have become more commoditized as global competition has increased, which has caused pricing pressures partially driven by excess capacity, which has caused our sales volumes and margins to decline.  In order to address these issues, we expect to transfer the production of all commodity-based flexible circuit material products to our joint venture in Taiwan, RCCT, late in 2007.  These sales declines were partially offset by an increase in sales of high frequency material products, as we continue to benefit from the satellite television market’s addition of new high definition channels and increased penetration into digital applications.

Custom Electrical Components

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$32.9	$46.0	$100.7	$105.3
Operating (loss) income	1.2	6.7	(6.1)	10.9

Our Custom Electrical Components reportable segment is comprised of the following products:  Electroluminescent lamps (EL), inverters, and power distribution systems products.  Net sales in this segment decreased by 29% and 4%, respectively, in the third quarter of 2007 as compared to the comparable period in 2006 and for the first nine months of 2007 as compared to the comparable period in 2006.  Operating results declined by 81% from income of $6.7 million in the third quarter of 2006 to income of $1.2 million in the third quarter of 2007 and by 155% from income of $10.9 million in the first nine months of 2006 to a loss of $6.1 million in the first nine months of 2007.  2007 results include net restructuring charges of $9.3 million for the first nine months of 2007 of which $0.8 million was recorded in the third quarter of 2007, which were comprised of increased inventory reserves, accelerated depreciation primarily related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.)  The sales and operating result declines are primarily driven by the diminishing demand for EL backlighting in the portable communications market, as program terminations accelerated at a greater pace than initially expected.  As of the end of the third quarter of 2007, the majority of EL lamp manufacturing has been shifted to China, with the remaining automotive lamp production scheduled to be transferred over the next several months.  We are currently investigating other potential opportunities in advertising, automotive and consumer electronics markets, among others, for EL and inverter technology.  The declines experienced at Durel were partially offset by increased sales and profits in the power distribution systems business as strong demand for these products in North America, Asia, and Europe helped drive sales.

High Performance Foams

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$29.5	$26.1	$80.5	$77.7
Operating income	5.5	5.4	12.7	17.3

Our High Performance Foams (HPF) reportable segment is comprised of its Poron® and Bisco® foam products.  Net sales in this segment increased by 12% in the third quarter of 2007 as compared to the comparable three month period in 2006 and by 4% for the first nine months of 2007 as compared to the comparable period in 2006.  Operating results remained relatively consistent quarter-over-quarter, but declined by 27% from the first nine months of 2007 to the comparable period in 2006.   While sales increased slightly, the year-to-date decrease in operating income is primarily the result of an unfavorable sales mix and decreased operating leverage due to declines in production levels of certain products.

Other Polymer Products

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$10.2	$9.5	$31.9	$29.8
Operating (loss) income	(0.3)	0.6	(0.9)	(0.8)

Our Other Polymer Products (OPP) reportable segment consists of the following products:  elastomer rollers, floats, non-woven materials and polyester-based industrial laminates.  Net sales in this segment increased by 7% in both the third quarter and first nine months of 2007 as compared to the comparable prior year periods.  Operating results remained relatively consistent on a year-to-date basis, while declining by approximately $0.9 million in the third quarter of 2007 as compared to the third quarter of 2006.  Year-to-date 2007 results included approximately $0.5 million in restructuring charges related to the impairment of goodwill related to its composite materials business while 2006 results included approximately $5.0 million of one-time non-cash charges related to the impairment of goodwill related to its polyester-based industrial laminates operating segment.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.) The Company continues to evaluate the viability of its current product portfolio in this segment and constantly pursues other opportunities to further improve the results of this segment.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in the business is one of its fundamental strengths, as demonstrated by our continued strong financial position at the end of the third quarter of 2007.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	September 30, 2007	December 31, 2006
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$66,057	$81,823
Accounts receivable	76,990	85,339
Inventory	59,444	70,135

	Nine Months Ended
	September 30, 2007	October 1, 2006
Key Cash Flow Measures:
Cash provided by operating activities from continuing operations	$30,465	$18,179
Cash provided by (used in) investing activities from continuing operations	16,594	(32,872)
Cash (used in) provided by financing activities	(25,941)	21,814

At September 30, 2007, cash, cash equivalents and short-term investments totaled $66.1 million as compared to $81.8 million at December 31, 2006. Cash decreased from year-end 2006 for several reasons, including the repurchase of approximately 743,000 shares of common stock for $32.6 million through the third quarter of 2007, the decrease in accrued employee benefits and compensation of $9.1 million during the first nine months of 2007, primarily related to the payment of the annual incentive compensation awards earned and accrued in 2006, primarily offset by the decrease in accounts receivable of $8.3 million, cash received for stock options exercised of $4.6 million and current period earnings through the third quarter of 2007.

Significant changes in our balance sheet accounts from December 31, 2006 to September 30, 2007 are as follows:

o
Short-term investments decreased by $36.7 million from $68.2 million at December 31, 2006 to $31.5 million at September 30, 2007, as the proceeds were primarily used to repurchase the Company’s common stock and to pay the 2006 annual incentive compensation awards.

o
Accounts receivable decreased by $8.3 million from $85.3 million at December 31, 2006 to $77.0 million at September 30, 2007, primarily due to lower sales volumes in the third quarter of 2007 as compared to the fourth quarter of 2006.

o
Accounts payable decreased by $11.4 million from $25.7 million at December 31, 2006 to $14.3 million at September 30, 2007, primarily due to lower inventory purchases during the first nine months of 2007.

o
Accrued employee benefits and compensation decreased from $27.3 million at December 31, 2006 to $18.2 million at September 30, 2007 due mainly to the payment of the 2006 annual incentive compensation awards paid in the first quarter of 2007.

o
Shareholders equity decreased by $8.2 million from $357.2 million at December 31, 2006 to $349.0 million at September 30, 2007 primarily as a result of the common stock repurchase and the FIN 48 adoption adjustment, partially offset by current period earnings.

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

Credit Facility A expires on November 13, 2011.  Credit Facility B, which expires on November 12, 2007, is expected to be renewed annually.  The rate of interest charged on any outstanding loans can, at the Borrower’s option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate.   The spreads over the LIBOR rate are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.  There were no borrowings pursuant to the Credit Agreement at September 30, 2007 and December 31, 2006.

Contingencies

During the third quarter of 2007, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 11 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the third quarter of 2007.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (FIN 48).  FIN 48 is effective for accounting periods commencing after December 15, 2006 and we have adopted the new standard as of January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  As of January 1, 2007, the date of adoption, our unrecognized tax benefits totaled $13.2 million.  If recognized, the total $13.2 million would have a favorable impact on our effective tax rate.  As of September 30, 2007, our unrecognized tax benefits totaled $9.6 million.

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the third quarter of 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the third quarter of 2007.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2006 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2007.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act.

Part II - Other Information

Item 1.         Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 11, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 2, 2007 through July 29, 2007	-	-	-	$26,063,186
July 30, 2007 through August 26, 2007	147,800	$40.59	147,800	$20,064,304
August 27, 2007 through September 30, 2007	65,800	$41.17	65,800	$17,355,091
Total	213,600	$40.77	213,600	$17,355,091

On February 15, 2007, the Board of Directors approved a buyback program, under which we are authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period. This buyback program is scheduled to expire on February 14, 2008.  Through the nine months ended September 30, 2007 we have repurchased 743,000 shares of common stock, for $32.6 million.

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

10i	Amended and Restated Voluntary Deferred Compensation Plan for Non-Management Directors** effective as of October 24, 2007, filed herewith.

10j	Amended and Restated Voluntary Deferred Compensation Plan for Key Employees** effective as of October 24, 2007, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

Part II, Items 3, 4 and 5 are not applicable and have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION
(Registrant)

/s/ Dennis M. Loughran	/s/ Paul B. Middleton
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Paul B. Middleton Treasurer and Principal Accounting Officer

Dated:  November 8, 2007