Form 10-K
period 2007-12-30
ROGERS CORP
filed 2008-02-27
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ___   No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ___   No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes _X_   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
                 Large Accelerated Filer   _X_           Accelerated Filer   ___            Non-accelerated Filer   ___ (Do not check if a smaller reporting company)            Smaller reporting company   ____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)               Yes ___   No _X_

The aggregate market value of the voting common equity held by non-affiliates as of July 1, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $600,417,130 Rogers has no non-voting common equity.

The number of shares outstanding of capital stock as of February 15, 2008 was 17,914,172.

Documents Incorporated by Reference:

Portions of Rogers’ definitive proxy statement for its Annual Meeting of Shareholders, currently scheduled for May 9, 2008, are incorporated by reference into Part III of this Report.

List of Exhibits Filed Herewith:

Exhibit 10r-9	Amendment No. 9 to Summary of Director and Executive Officer Compensation
Exhibit 10v-2	Amendment No. 2 to Schedule of Indemnification Agreements for Officers
Exhibit 10x-2	Amendment No. 2 to Schedule of Indemnification Agreements for Directors
Exhibit 21	Subsidiaries of Rogers Corporation
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 23.2	Consent of National Economic Research Associates, Inc.
Exhibit 23.3	Consent of Marsh USA, Inc.
Exhibit 31(a)	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of President and CEO and Vice President, Finance and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.  Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation.  We have adapted our products over the 175 years of our history to meet changing market needs, moving from originally manufacturing specialty paperboard for use in early electrical applications, to today predominantly supplying a range of specialty materials and components for the portable communications, communications infrastructure, consumer electronics, healthcare, microprocessors, mass transit, automotive, aerospace and defense, and alternative energy markets.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers and automotive electronics.  We continue to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of our manufacturing facilities in Suzhou, China, which function as the manufacturing base to serve our customers in Asia.

As used herein, the “Company”, “Rogers”, “we”, “our”, “us” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Segments & Products

We operate in four reportable segments: Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.  Financial information by business segment and geographic area appears in Note 11 of the Consolidated Financial Statements on pages 72 through 73 of this Form 10-K.  Our products are based on our core technologies in polymers, fillers, and adhesion.  Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under our valuable brand names.

Printed Circuit Materials

Our Printed Circuit Materials reportable segment includes rigid and flexible printed circuit board laminates for high frequency, high performance applications.  Our Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

Printed Circuit Materials are sold principally to independent and captive printed circuit board manufacturers who convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our rigid circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties.  Trade names for our rigid printed circuit board materials include RO3000®, RO4000®, DUROID®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates.  All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has variant properties that address specific needs and applications within the communications market.  High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

The flexible circuit materials that we manufacture are called R/flex® materials.  They are mainly used to make interconnections for portable electronic devices, especially in cell phones, handheld and laptop computers, and hard disk drives.

Two of our joint ventures extend and complement our worldwide Printed Circuit Materials business.  Polyimide Laminate Systems, LLC (PLS), our joint venture with Mitsui Chemicals, Inc. of Japan, was established in early 2000 to sell adhesiveless flexible circuit materials to Hutchinson Technology Incorporated (HTI).  HTI uses these materials to make trace suspension assemblies in magneto resistive hard disk drives.

Rogers Chang Chun Technology, Co., Ltd. (RCCT), our joint venture with Chang Chun Plastics, Co., Ltd., was established in late 2001 to manufacture flexible circuit material for customers in Taiwan.

High Performance Foams

Our High Performance Foams reportable segment includes urethane and silicone foams.  These foams have characteristics that offer functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

High Performance Foams are sold to fabricators, distributors and original equipment manufacturers for applications in consumer electronics, mass transit, aerospace and defense and other markets.  Trade names for our High Performance Foams include:  PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; BISCO® silicone foams used for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials.

Two of our joint ventures extend and complement our worldwide business in High Performance Foams.  Rogers Inoac Corporation (RIC), a joint venture with Japan-based Inoac Corporation, manufactures high performance PORON® urethane foam materials in Mie and Nagoya, Japan to predominantly service the Japanese market.  In 2004, we further extended our relationship with Inoac Corporation with the formation of another joint venture in Suzhou, China, Rogers Inoac Suzhou Corporation (RIS), which also manufactures PORON® urethane foam materials primarily for RIC and our wholly-owned PORON® urethane foam materials business.

Custom Electrical Components

Our Custom Electrical Components reportable segment includes power distribution components and electroluminescent lamps and inverters.  We manufacture power distribution components in Ghent, Belgium and Suzhou, China, under the MEKTRON® trade name, which we sell to manufacturers of high power/high voltage electrical inverter systems for use in mass transit and industrial applications, and to manufacturers of communication and computer equipment.  We manufacture DUREL® electroluminescent lamps (EL lamps) in Chandler, Arizona and Suzhou, China.  We also design and sell inverters that drive EL lamps.  These EL lamps and inverters are sold primarily to manufacturers of portable communications equipment and automobiles throughout the world.  During 2006 and 2005, production capacity was added in China for both EL lamps and power distribution components, as we continue to work to bring manufacturing operations closer to our customers.

Other Polymer Products

Our Other Polymer Products reportable segment includes elastomer components, composite materials and industrial laminates. These products have characteristics that offer functional advantages in many market applications that serve to differentiate our products from those of our competitors and from other commonly available products.

Elastomer components are sold to original equipment manufacturers for applications in ground transportation, computer and office equipment, consumer and other markets.  Trade names for the our elastomer components include:  NITROPHYL® floats for fill level sensing in fuel tanks, motors, and storage tanks; and ENDUR® elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines and automated teller machines.  In 2004, we moved production of our elastomer components products from South Windham, Connecticut to our facility in Suzhou, China in an effort to be closer to our customers in the Asian marketplace and to improve production cost efficiencies.  In 2006, to further improve production leverage, we moved our Korean float manufacturing operations, which we acquired in 2004, to our facilities in Suzhou, China.

Our nonwoven composite materials are manufactured for medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

We manufacture industrial laminates under the Induflex® trade name.  These polyester-based laminates, produced with thin aluminum and copper cladding, are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference, and to component manufacturers for making etched-foil heating elements and mobile phone antennas.

This segment no longer includes our polyolefin foams business, which was divested in the third quarter of 2007.

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout the Americas, Europe and Asia.  Our products were sold to over 2,700 customers worldwide in 2007. Although the loss of all the sales made to any one of our larger customers would require a period of adjustment during which the business of a segment would be adversely affected, we believe that such adjustment could be made over a period of time due to the diversity of our customer base.  We also believe that our business relationships with the major customers within all of our key markets are generally favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.  However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the United States and in most foreign markets.  Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

There are no firms that compete with us across our full range of product lines.  However, each of our products faces competition in each business segment in domestic and foreign markets.  Competition comes from firms of all sizes and types, including those with substantially more resources than us.  Our strategy is to offer technologically advanced products that are price competitive in our markets, and to link the product offerings with market knowledge and customer service.  We believe this serves to differentiate our products in many markets.

Research and Development

We have many domestic and foreign patents and licenses and have additional patent applications on file related to all business segments.  In some cases, the patents result in license royalties.  The patents are of varying duration and provide some protection from competition.  Although we vigorously defend our patents, we believe that our patents are most valuable when combined with our equipment, technology, skills and market position. We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business.

Environment

The nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable.  We do not believe that the outcome of any of these environmental matters will have a material adverse effect on our results of operations, financial position or cash flows, nor have we had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (“Legal Proceedings”) and Footnote 10 to the Consolidated Financial Statements of this Form 10-K.  However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on us.

Raw Materials

The manufacture of our various products and materials requires a wide variety of purchased raw materials.  Some of these raw materials are available only from limited sources of supply that, if discontinued, could interrupt production.  When this has occurred in the past, we have typically purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers.  We believe that similar responses would mitigate any raw material availability issues in the future.

Seasonality

In our opinion, there is generally no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for those products used in cellular telephones due to the annual new model launch timetable, which can vary slightly from year to year in terms of timing and impact.

Employees

As of December 30, 2007, we employed approximately 2,100 employees.

Backlog

Our backlog of firm orders was $44.7 million at December 30, 2007, as compared to $39.8 million at December 31, 2006. The increase at the end of 2007 was primarily related to the increase in sales in the Custom Electrical Components reportable segment, as backlog for power distribution components, primarily sold in the ground transportation market, increased by approximately $4.0 million at year-end 2007 as compared to year-end 2006.

Executive Officers

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2003-2007

Robert D. Wachob	60	President and Chief Executive Officer	2004	President and Chief Operating Officer of the Company from April 2002 to April 2004

Dennis M. Loughran	50	Vice President, Finance and Chief Financial Officer	2006	Vice President, Finance and Supply Chain, Alcoa Consumer Products from June 2000 to January 2006

Paul B. Middleton	40	Treasurer and Principal Accounting Officer	2007
Corporate Controller from February 2006 to August 2007; Acting Chief Financial Officer and Corporate Controller of the Company from March 2005 to February 2006; Corporate Controller of the Company from December 2001 to March 2005

Robert C. Daigle	44	Vice President, Research and Development and Chief Technology Officer	2003	Vice President and Manager, Advance Circuit Materials Division of the Company from October 2001 to October 2003

John A. Richie	60	Vice President, Human Resources	1994

Robert M. Soffer	60	Vice President and Secretary	2007	Vice President, Secretary and Treasurer from March 2005 to August 2007; Vice President and Secretary of the Company from December 2002 to March 2005

Debra J. Granger	48	Vice President, Corporate Compliance and Controls	2007	Director, Corporate Compliance and Controls of the Company from March 2003 to February 2007; Manager, Investor and Public Relations of the Company from May 2000 to February 2003

Jeffrey M. Grudzien	45	Vice President, Sales	2007
Director of Asia Sales from January 2007 to September 2007; Director of Marketing from January 2005 to January 2007; Marketing Manager, High Performance Foams Division from February 2001 to December 2004

Peter G. Kaczmarek	49	Vice President, High Performance Foams Division and Information Technology	2007	Vice President, High Performance Foams Division from August 2001 to February 2007

Frank J. Gillern	59	Vice President, Advanced Circuit Materials Division	2003	Vice President and Operations Manager of Durel Corporation from November 2000 to September 2003

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2003-2007

Michael D. Bessette	54	Vice President, Durel Division	2003	Director, Product Development Polymers of the Company from June 2002 to December 2003

Luc Van Eenaeme	49	Vice President, Rogers Europe	2004	Acting Vice President and Managing Director, Rogers Europe from May 2003 to December 2003; New Business Development Manager of the Company from July 2002 to May 2003

Michael L. Cooper	55	Vice President, Rogers Asia	2004	Vice President and Chief Information Officer of the Company from October 2001 to May 2004

Available Information

We make available, free of charge on our website (http://www.rogerscorporation.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

We also make available on our website, in a printable format, the charters for a number of our various Board of Director committees, including the Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to our Corporate Governance Guidelines, Bylaws, Code of Business Conduct and Ethics and Related Party Transactions Policy.  This information is available in print without charge, to any shareholder who requests it, by sending a request to Rogers Corporation, One Technology Drive, P.O. Box 188, Rogers, CT 06263-0188, Attn: Vice President and Secretary.  Our website is not incorporated into or a part of this Form 10-K.

Item 1A.  Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities.  The risks discussed below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially.

Technology and Product Development

Our future results depend upon our ability to continue to develop new products and improve our product and process technologies. Our success in these efforts will depend upon our ability to anticipate market requirements in our product development efforts, and the acceptance and continued commercial success of the end user products. Additionally, our success depends on our ability to adapt to technological changes and to support established and emerging industry standards.

In particular, the communications market is characterized by frequent new product introductions, evolving industry standards, rapid changes in product and process technologies, price competition and many new potential applications.  The products that we manufacture and sell to the communications market are relatively new.  To continue to be successful in this area, we must be able to consistently manufacture and supply materials that meet the demanding expectations of customers for quality, performance and reliability at competitive prices.  Our timely introduction of such new products could be affected by engineering or other development program delays and problems in effectively and efficiently increasing production to meet customer needs.  In addition, rapid technological change, significant pricing pressures and short lead times characterize the markets for computers and related equipment, such as printers and electronic portable hand-held devices.  Because we manufacture and sell our own materials to meet the needs of these markets, our results may be negatively affected by these factors.

Volatility of Demand

The computer and related equipment industry and the communications industry have historically been characterized by wide fluctuations in product supply and demand. From time-to-time, these industries have experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions.  These downturns have been characterized by diminished product demand, production over-capacity and accelerated price erosion.  Our business may in the future be materially and adversely affected by such downturns.

Raw Materials

We from time to time must procure certain raw materials from single or limited sources that expose us to price increases and inconsistent material quality.  In addition, our inability to obtain these materials in required quantities could result in significant delays or reductions in our own product shipments.  In the past, we have been able to purchase sufficient quantities of raw materials to sustain production until alternative materials and production processes could be qualified with customers.  However, any inability to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse affect on our operating results.

Foreign Manufacturing and Sales

Our international manufacturing and sales involve risks, including imposition of governmental controls, currency exchange fluctuation, potential insolvency of international customers, reduced protection for intellectual property rights, the impact of recessions in foreign countries, political instability, employee selection and retention, and generally longer receivable collection periods, as well as tariffs and other trade barriers.  There can be no assurance that these factors will not have an adverse effect on our future international manufacturing and sales, and consequently, on our business, operating results and financial condition.

Unanticipated Events that are Beyond Our Control

Our business and operating results may be affected by certain events that we cannot anticipate and that are beyond our control, such as natural disasters and national emergencies, which could disrupt production at our facilities and cause delayed deliveries, cancelled orders and possibly loss of market share.  In addition, we purchase certain raw materials from single or limited sources, and, even if our facilities are not directly affected by such events, we could be affected by interruptions of production at our suppliers.

Key Personnel

Our success depends to a significant extent upon the continued service of our executive officers and key management and technical personnel, particularly our experienced engineers, and on our ability to continue to attract and retain qualified personnel.  The loss of services of one or more of our key personnel could have a material adverse effect on our operating results.  In addition, there could be a material adverse effect on our operating results if the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract and retain qualified personnel.

Acquisitions and Divestitures

Acquisitions and investments in technologies are an important component of our growth strategy.  Accordingly, our future performance will be impacted by our ability to identify appropriate businesses to acquire, negotiate favorable terms for such acquisitions and then effectively and efficiently integrate such acquisitions into our existing businesses.  There is no certainty that we will succeed in such endeavors.

In relation to acquisitions and divestitures undertaken, it is common for us to structure the transactions to include earn-out and/or intellectual property royalty agreements that generally are tied to the performance of the underlying products or businesses acquired or divested.  Accordingly, our future performance will be impacted by the respective performances of the products and/or businesses divested and the successful utilization of products and/or businesses acquired.  In addition, there is no guarantee that these underlying products and/or businesses will perform as anticipated at the time the transactions were consummated.

Environmental and Other Litigation

We are subject to a variety of claims and lawsuits arising out of the conduct of our business.  We are currently engaged in proceedings involving four waste disposal sites, as a participant in a group of potentially responsible parties (PRP's).  Our estimation of environmental liabilities is based on an evaluation of currently available information with respect to each individual situation, including existing technology, presently enacted laws and regulations, and our past experience in addressing environmental matters.  Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRP's, and our share of the contributions of alleged waste to the sites, which we believe is de-minimis.  In addition, we believe we have sufficient insurance to cover all material costs of these claims.  However, there can be no assurances that our estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on us.

We are also involved in certain asbestos-related product liability litigation.  The level of such litigation has escalated in certain U.S. states in the past several years and involves hundreds of companies that have been named as defendants.  At December 30, 2007, there were approximately 175 claims pending against us.  We expect that additional claims will be brought against us in the future.  Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

•	the number of claims that are brought in the future;
•	the costs of defending and settling these claims;
•	the risk of insolvencies among our insurance carriers;
•	the possibility that adverse jury verdicts could require us to pay damages in amounts greater than the amounts for which we have historically settled claims; and
•	the risk of changes in the litigation environment of Federal and state law governing the compensation of asbestos claimants.

We believe we have sufficient insurance to cover all material costs of these claims and that we have valid defenses to these claims and intend to defend ourselves vigorously in these matters.  However, there can be no assurances that the ultimate resolution of these matters will be consistent with our expectations and will not have a material adverse effect on us.

Adequacy of Reserve Levels

We establish reserves to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and various liabilities, which may not be adequate to cover future write-downs or losses.  These reserves are subject to adjustment from time to time depending on actual experience and are subject to many uncertainties, including bankruptcy or other financial problems at key customers.  In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible such matters could be decided against us and require the payment of damages or other expenditures in amounts that are not presently estimable.

The effects on our financial results of many of these factors depends in some cases on our ability to obtain insurance covering potential losses at reasonable rates.

Changes in Tax Rates and Exposure to Additional Income Tax Liabilities

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions.  Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, which could affect our profitability.  In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income.  In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect profitability.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

On December 30, 2007, we operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia.  In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are in the aggregate substantially in regular use. The principal facilities and offices are listed below:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
South Windham, Connecticut	88,000	Formerly Manufacturing	Owned

Belgium
Evergem, Belgium	64,000	Manufacturing	Owned
Ghent, Belgium	90,000	Manufacturing	Owned
Ghent, Belgium	56,000	Manufacturing	Owned

Asia
Suzhou, China	200,000	Manufacturing	Owned
Suzhou, China	93,000	Manufacturing	Leased through 7/10
Suzhou, China	93,000	Manufacturing	Leased through 7/10
Suzhou, China	215,000	Manufacturing	Owned
Suzhou, China	10,000	Warehouse	Leased through 9/08
Tsuen Wan, Hong Kong	8,000	Warehouse	Leased through 10/08
Tokyo, Japan	2,000	Sales Office	Leased through 3/08
Wanchai, Hong Kong	1,000	Sales Office	Leased through 6/08
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/08
Seoul, Korea	1,000	Sales Office	Leased through 12/08
Singapore	1,000	Sales Office	Leased through 11/08
Shanghai, China	1,000	Sales Office	Leased through 6/08
Shenzhen, China	1,000	Sales Office	Leased through 6/08
Beijing, China	1,000	Sales Office	Leased through 9/08

Item 3.  Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that, under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million.  We recorded a reserve for this amount in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  In 2007, we filed a waiver with the CT DEP to discontinue the groundwater monitoring following favorable results indicating successful remediation of the site and are awaiting a response from the CT DEP.  The cost of monitoring, which thus far has not been material and is not expected to be material in the future, is treated as period expense when incurred.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRP’s.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of December 30, 2007, which approximates our share of the low end of the range.

In all of our superfund cases, we believe we are a de-minimis participant and have only been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of these cases having a material adverse effect on our results of operations, financial position or cash flows is remote.  These cases have been ongoing for many years and we believe that they will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  A revised plan was subsequently submitted to the CT DEP and also rejected.  We have submitted an amendment to the revised plan that includes the installation and maintenance of a pump and treat system for a well at the location.  We are awaiting a decision from the CT DEP on the amendment to the revised plan; however, we have estimated the cost of the system to be approximately $0.1 million and have accrued for this liability.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

Over the past several years, there has been an increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products.  We have been named, along with hundreds of other companies, as a defendant in some of these claims.  In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial.  Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury.  Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants.  As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly linked to us.

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in 1987.

•	Claims

We have been named in asbestos litigation primarily in Pennsylvania, Illinois, and Mississippi.  As of December 30, 2007, there were approximately 175 pending claims compared to 148 pending claims at December 31, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we are in getting these cases dismissed or settled.  In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, we cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and then again in 2006, but increased in 2007.

•	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products.  We continue to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products. In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to our asbestos-containing products. Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

•	Dismissals and Settlements

Cases that we are involved in typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims. In 2007 and 2006, we were able to have approximately 59 and 76 claims dismissed, respectively, and settled 12 and 15 claims, respectively.  Our insurance carriers have paid the majority of costs, including the majority of costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $2 million in 2007 and approximately $5.1 million in 2006.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants.  To date, we have been successful in obtaining dismissals for many of the claims and have settled only a limited number. The majority of settled claims were settled for immaterial amounts, and our insurance carriers have paid the majority of such costs.  In addition, to date, we have not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to have a formal analysis performed to determine our potential future liability and related insurance coverage for asbestos-related matters.  This determination was made based on several factors, including the growing number of asbestos-related claims, at the time, and the related settlement history.  As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist us in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, our limited claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

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

To date, our primary insurance carriers have provided for substantially all of the settlement and defense costs associated with our asbestos-related claims.  However, as claims continued, we determined, along with our primary insurance carriers, that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and ourselves.  As of November 5, 2004, an interim cost sharing agreement was established that provided that the primary insurance carriers would continue to pay all resolution and defense costs associated with these claims until a definitive cost sharing agreement was consummated.  This interim agreement was superseded by a definitive cost sharing agreement, which was finalized on September 28, 2006.  The cost sharing formula in the definitive agreement is essentially the same as in the formula in the interim agreement.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  In 2006, based on the assumptions employed by and the updated report prepared by NERA and other variables, we recorded a reserve for our estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2011 in the undiscounted amount of $22.9 million.  Likewise, based on the updated analysis prepared by Marsh, we recorded a receivable for our estimated insurance recovery of $22.7 million.  NERA and Marsh updated their respective analyses for 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.

The amounts that we have recorded for the asbestos-related liability and the related insurance receivables described above were based on currently known facts and a number of assumptions.  Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amounts cannot be estimated at this time. We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental and General Litigation Matters

•
In 2004, we became aware of a potential environmental matter at our facility in Korea involving possible soil contamination.  An initial assessment of the site was completed and confirmed that there was contamination.  We believe that such contamination is historical and occurred prior to our occupation of the facility.  As of December 30, 2007, we are no longer occupying this site and it has been returned to the prior owner.  Based on our assessment, we believe that we are under no obligation to remediate the site.

•
We became aware of a potential environmental matter involving soil contamination at one of our European facilities.  We believe that the contamination is a historical issue attributed to the former owner of the site.  Early in 2007, we completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appeared to be localized in the area of the former underground storage tanks.  We subsequently received approval of our Remedial Action Plan from the OVAM, the applicable Belgian regulatory agency.  As of December 30, 2007, the site has been remediated per our approved Remedial Action Plan and we have no future obligations related to this site.

•
In 2005, we began to market our manufacturing facility in South Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at December 30, 2007.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  In connection with this dispute, we had previously filed a lawsuit against CalAmp in the United States District Court, District of Massachusetts, seeking a declaratory judgment affirming that we are not liable to CalAmp.  Our lawsuit against CalAmp was dismissed because a California venue was deemed the most appropriate forum to address the parties’ dispute.  The dismissal of our Massachusetts action did not address or affect the merits of any claims or defenses.  CalAmp’s suit against us is proceeding, although a trial date has not yet been set.  We intend to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, we cannot determine the probability of success in such defenses or the range of any potential loss that may occur as a result of these proceedings.

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

For additional discussion on our environmental and litigation matters, see Footnote 10 to the consolidated financial statements in Item 8 of this Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”.  As of the end of business on February 15, 2008, we had 689 shareholders of record.  On the same date, the trading price of our common stock closed at $31.69 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two years on a per share basis.

	2007		2006
	High	Low	High	Low

Fourth	$50.00	$40.20	$75.00	$58.80
Third	46.32	34.70	65.01	51.61
Second	49.30	36.69	64.30	49.47
First	61.79	44.00	56.04	38.50

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2007 and 2006.  We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs

October 1, 2007 through October 28, 2007	-	-	-	$17,355,091
October 29, 2007 through November 25, 2007	21,100	$41.43	21,100	16,480,929
November 26, 2007 through December 30, 2007	46,300	43.64	46,300	14,460,306
Total	67,400	$42.95	67,400	$14,460,306

On October 27, 2005, our Board of Directors approved a buyback program, under which we were authorized to repurchase up to an aggregate of $25 million in market value of common stock over a twelve-month period.  In 2005, under this buyback program, we repurchased approximately 95,000 shares of common stock at an aggregate purchase price of $3.6 million.  There were no repurchases in 2006, and in October 2006 the program expired with authorization to repurchase approximately $21.4 million of common stock remaining.  On February 15, 2007, the Board of Directors approved a new buyback program, under which we are authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  During 2007, we repurchased a total of 810,380 shares of common stock, for a total of $35.5 million. On February 15, 2008, the Board of Directors approved a new buyback program, under which we are authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period. Under this most recent buyback program, the Board of Directors has also authorized us to enter into one or more 10b5-1 Trading Plans to operate under the buyback program.  The terms of any such 10b5-1 Trading Plans will be determined if and when they are entered into.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)

	2007	2006	2005	2004	2003*

Sales and income

Net sales	$431,354	$445,750	$348,678	$360,139	$235,498
Income before income taxes	25,185	65,394	39,741	55,401	39,121
Net income	21,868	50,835	33,772	39,415	28,809

Per Share Data

Basic	1.32	3.04	2.07	2.41	1.83
Diluted	1.31	2.94	2.02	2.30	1.77
Book value	22.17	21.09	17.24	17.12	14.57

Financial Position

Current assets	247,054	271,692	179,580	170,009	123,510
Current liabilities	68,286	80,227	57,349	57,024	49,755
Ratio of current assets to current liabilities	3.6 to 1	3.4 to 1	3.1 to 1	3.0 to 1	2.5 to 1
Cash, cash equivalents and short-term investments	89,628	81,823	46,401	39,967	34,481
Working capital	178,768	191,465	122,231	112,985	73,755
Property, plant and equipment, net	147,203	141,406	130,980	125,718	121,407
Total assets	470,948	479,718	398,514	387,604	301,103
Long-term debt less current maturities	--	--	--	--	--
Shareholders’ Equity	363,981	357,177	280,250	281,495	233,026
Long-term debt as a percentage of shareholders’ equity	0%	0%	0%	0%	0%

Other Data

Depreciation and amortization	25,718	19,203	16,853	17,149	13,365
Research and development expenses	24,658	24,223	19,494	18,925	13,201
Capital expenditures	30,989	23,062	28,613	22,296	10,420
Number of employees (average)	2,100	2,416	1,975	1,728	1,197
Net sales per employee	205	184	177	208	197
Number of shares outstanding at year-end	16,414,918	16,937,523	16,255,024	16,437,790	15,995,713

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

Business Overview

Rogers Corporation is a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer products, consumer electronics, healthcare, micro processors, mass transit, automotive, ground transportation, and aerospace and defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

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

In the past few years, we have worked to better align our business with our customers, which includes having manufacturing capacity close to our customers in order to be responsive to their needs and to manufacture the highest quality products.  To reach these goals, we have invested significantly in our operations in China as many of our products, including electroluminescent (EL) lamps, power distribution system products, elastomer components and floats are now being manufactured at our Suzhou, China facility.  We continue to focus on the expansion of this facility, particularly as demand for our products increases in the Asian marketplace.  In 2007, we added additional capacity in our polyurethane foam products at our Suzhou facility through our Rogers Inoac Suzhou Corporation (RIS) joint venture to better meet the demand for our high-end foam products in the Asian marketplace.  We are also planning to add manufacturing capacity for our printed circuit material products in the future.  Much of our recent growth can be attributable to our efforts related to our China operations.

Our 2007 operating results were not as strong as initially expected, as we experienced a decline in sales and profits in certain businesses.  The primary driver of these declines were program terminations in the portable communications market related to Custom Electrical Component products, which occurred at a pace greater than initially expected, as well as the continued decline in our flexible circuit materials business.  These events, along with the reduced outlook for future market demand for these products, led to the restructuring of the organization in the second quarter of 2007 in an effort to better align our business strategy and overhead structure with the expected sales.  These efforts resulted in a net pre-tax restructuring charge of approximately $13.8 million in 2007, which included severance costs associated with a company-wide headcount reduction, a shortening of the estimated useful lives of certain machinery and equipment and contracts, an increase in reserves associated with potentially unsaleable inventory and costs associated with the impairment of certain long-lived assets.  We also took additional steps to control discretionary spending and improve our working capital position through focused inventory reduction efforts.  Also, in the third quarter of 2007, we formally exited our polyolefin foam business, which has been treated as a discontinued operation for financial reporting purposes and prior periods have been restated to reflect our results from continuing operations.  Partially offsetting these declines, our power distribution systems operating segment experienced record sales levels in 2007 and our other core businesses in our High Performance Foams reportable segment, as well as our high frequency materials products, continue to perform well.  We believe these core businesses will provide us with a solid foundation to grow our business in the future.

Overall, we believe that, as a result of the efforts we have undertaken in 2007, we are better positioned to take advantage of future opportunities in our strategic businesses, as well as opportunities in our new business development efforts.  However, we also believe that 2008 will be a difficult year, particularly in light of the tumultuous economic environment we are now operating in.  We will make every effort to position ourselves to take advantage of the long-term future opportunities we believe exist for both our current product portfolio, as well as for the new products we are developing as part of our R&D efforts and the new business opportunities we are pursuing through our focused business development efforts.  In the short-term, we will focus on continuing to control costs and on operating as efficiently as possible.  We will also continue to focus on positioning our current portfolio of products for future success, which includes evaluating strategic options for certain products, such as flexible circuits and EL lamps, in order to better align these businesses with the long-term strategic goals of our Company.

Results of Continuing Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Manufacturing margins	26.8%	31.6%	30.9%

Selling and administrative expenses	17.0%	13.9%	15.8%
Research and development expenses	5.7%	5.4%	5.6%
Restructuring and impairment charges	0.8%	1.1%	0.2%
Operating income	3.3%	11.1%	9.4%

Equity income in unconsolidated joint ventures	1.9%	1.9%	1.5%
Other income	0.7%	1.7%	0.5%
Income from continuing operations before income taxes	5.8%	14.7%	11.4%

Income tax expense	0.8%	3.3%	1.7%

Income from continuing operations	5.1%	11.4%	9.7%

2007 vs. 2006

Net Sales

Net sales in 2007 were $431.4 million, a decrease of 3.2% from $445.8 million of sales in 2006.  The decrease in sales is primarily due to a 9.6% decrease in the Custom Electrical Components reportable segment from $149.4 million in 2006 to $135.1 million in 2007 and in the Printed Circuit Materials reportable segment of $9.8 million, or 6%, from $153.6 million to $143.8 million, partially offset by an increase in sales in our High Performance Foams reportable segment of $7.4 million, or 7%, from $103.2 million to $110.6 million. The factors resulting in these changes in sales are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased approximately 480 basis points to 26.8% in 2007 from 31.6% in 2006.  Margins decreased for all segments but primarily in the Custom Electrical Components reportable segment, where lower volumes and increased pricing pressures eroded margins.  Also, we encountered increased material costs across several of our businesses, as well as decreased operating leverage, particularly in our flexible materials business, which further impacted margins.

Selling and Administrative Expenses

Selling and administrative expenses were $73.2 million in 2007, an increase of $11.0 million from $62.2 million in 2006.  The 2007 results included $2.3 million in costs associated with the acceleration of certain contract expenses and the accelerated depreciation of certain assets related to the second and third quarter restructuring activities.  The 2007 results also included additional costs related to professional services fees, contract expenses and stock compensation expense, partially offset by a decline in incentive compensation expense in 2007 as compared to 2006.  Overall selling and administrative expenses increased as a percentage of sales from 13.9% in 2006 to 17.0% in 2007.

Research and Development Expenses

Research and development expenses had a minimal increase from $24.2 million in 2006 to $24.7 million in 2007.  As a percentage of sales, expenses increased slightly in 2007 to 5.7% as compared to 5.4% in 2006.  Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to improve our existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that we believe will complement our existing product portfolio.

Restructuring and Impairment Charges

Restructuring and impairment charges in 2007 were $13.8 million as compared to $5.0 million in 2006.  The charges in 2007 related primarily to our Durel and flexible circuit materials businesses.  The charges consisted of (i) accelerated depreciation and amortization on fixed assets and contracts ($5.0 million), (ii) increase in inventory reserves ($5.3 million), (iii) severance costs related to a company-wide headcount reduction ($3.0 million), and (iv) the impairment of goodwill related to our composite materials operating segment ($0.5 million).  For income statement presentation purposes, approximately $7.9 million of these charges are included in “Cost of sales”, $2.4 million are included in “Selling and administrative expenses” and $3.5 million are included in “Restructuring and impairment charges”.  The charge in 2006 of $5.0 million is related to the impairment of goodwill associated with our polyester-based industrial laminates business and is included in “Restructuring and impairment charges” in our statements of income.  Further discussion of these amounts is as follows:

•	Durel

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  We also expect to have substantially all EL production, including lamps for the automotive industry, shifted to our China facility by the end of the second quarter of fiscal year 2008.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  We expect to incur additional charges of approximately $0.4 million in the first quarter of 2008 related to these restructuring activities.

•	Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which is aggregated into our Printed Circuit Materials reportable segment.  This charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit materials business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials segment.  We also determined, based on business conditions at that time, that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.  We expect to incur minimal charges in the first quarter of 2008 related to these restructuring activities.

•	Composite Materials

In 2007, we recorded a non-cash pre-tax charge of $0.5 million related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which was material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which we had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The impairment analysis, which was completed as part of the 2007 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.  No additional charges related to the impairment of the goodwill associated with the composite materials operating segment were recorded during the remainder of 2007.

•	Polyester-Based Industrial Laminates

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into our Other Polymer Products reportable segment.  This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum.  Over the past few years, we chose to change our strategic focus and long-term operational plans to the non-cable industry, which we believed would yield higher margins and less competition.  In the second quarter of 2006, a customer notified us that a key program related to a new, emerging technology had been cancelled.  This customer, a major automotive manufacturer, had initially designed our new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead.  This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry.  The nature of this product required a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly affected the long-term forecasts and projections of the business and consequently, the fair value of the business at that time.  We determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business.  Consequently, we performed an impairment analysis on the PBIL operating segment under SFAS 142.  In the previous impairment analysis prepared by us related to the PBIL operating segment in the fourth quarter of 2005 as part of our annual valuation performed in accordance with SFAS 142, we utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time.  As a result of the cancellation of the program, we revised our growth projections to approximately 2% annually and also revised our projected margin levels for the revised product mix projections and higher than expected raw material prices.  The impairment analysis, which was completed as part of the 2006 second quarter closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $5.0 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.

•	Severance

In 2007, as part of the restructuring activities previously discussed, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $3.0 million of severance charges in 2007.  In addition, we made severance payments of $1.3 million in 2007.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $0.5 million from $8.6 million in 2006 to $8.1 million in 2007.  This was primarily driven by a decline in our flexible circuit joint venture in Taiwan, RCCT, which is consistent with the results of our wholly owned flexible materials business.  This decline was partially offset by the strong performance of our foam joint ventures in Japan and China.

Other Income (Expense)

Other income decreased from $5.1 million in 2006 to $0.8 million in 2007.  This decrease is primarily related to reduced royalty income as certain royalty agreements expired at the end of 2006 and certain one-time costs associated with adjusting our legal entity structure in China.

Income Taxes

Our effective tax rate was 13.2% in 2007 and 22.3% in 2006.  In 2007, our tax rate was favorably impacted by the tax benefit associated with the restructuring, impairment and other one-time charges as well as certain other discrete rate items recorded during the year.  Also in 2007, the effective tax rate continued to benefit from favorable tax rates on certain foreign business activity and general business tax credits.  In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity as well as non-taxable foreign sales income and research and general business tax credits.

It is our policy, in accordance with APB 23, that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be reinvested indefinitely.  We provide deferred taxes for the undistributed earnings of our Japanese high performance foams joint venture as well as our Taiwanese flexible circuit materials joint venture.

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate.  In 2007, the third year under this agreement, RSZ reported pretax income of $6.5 million, which was subject to a tax rate of 7.5%, resulting in a decrease in our effective tax rate of 7 percentage points.  In 2008, the tax rate in effect will be 9% and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 15% in 2007, which resulted in a decrease in our effective tax rate of 7% based upon their pretax income of $8.8 million.  In 2008, the tax rate in effect will be 18%, and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.

Backlog

Our backlog of firm orders was $44.7 million at December 30, 2007, as compared to $39.8 million at December 31, 2006. The increase at the end of 2007 was primarily related to the increase in sales in the Custom Electrical Components reportable segment, as backlog for power distribution components, primarily sold in the ground transportation market, increased by approximately $4.0 million at year-end 2007 as compared to year-end 2006.

2006 vs. 2005

Net Sales

We experienced record sales in 2006 of $445.8 million, an increase of 28% from the $348.7 million of sales in 2005.  The increase in sales is primarily due to an 86.8% increase in sales in the Custom Electrical Components reportable segment from $80.0 million in 2005 to $149.4 million in 2006 as well as slight increases in sales in each of our three other reportable segments.  The factors resulting in these sales increases are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins increased to 31.6% in 2006 from 30.9% in 2005.  The increase in margins is primarily attributable to an increase of 12.1 percentage points in margins in the Custom Electrical Components reportable segment to 26.7% in 2006 from 14.6% in 2005.  This increase is primarily driven from the increase in operating leverages due to the sales growth mentioned above, as well as improved production efficiencies, particularly in the new manufacturing operations in China.  Manufacturing margins in the High Performance Foams and Printed Circuit Materials reportable segments were relatively flat year over year.

Selling and Administrative Expenses

Selling and administrative expenses were $62.2 million in 2006, an increase of $7.2 million from $55.0 million in 2005.  The increase was driven by additional incentive compensation expense in 2006, primarily related to the increase in sales volume and operating results in 2006, as well as the expensing of stock options and other equity awards as a result of the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), in the first quarter of 2006.  Overall selling and administrative expenses decreased slightly as a percentage of sales from 15.8% in 2005 to 13.9% in 2006.

Research and Development Expenses

Research and development expenses increased $4.7 million from $19.5 million in 2005 to $24.2 million in 2006.  As a percentage of sales, expenses decreased slightly in 2006 to 5.4% as compared to 5.6% in 2005.  Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to improve our existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that we believe will complement our existing product portfolio.

Restructuring and Impairment Charges

Restructuring and impairment charges in 2006 were $5.0 million as compared to $0.7 million in 2005.  The 2006 charges were related to the impairment of goodwill associated with the polyester-based industrial laminates business.  The 2005 charges were for the impairment of certain machinery and equipment associated with our high frequency materials business.  Further discussion of these amounts is as follows:

•	Polyester-Based Industrial Laminates

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill associated with the polyester-based industrial laminates (PBIL) business, which is aggregated into the Company’s Other Polymer Products reportable segment.  This business has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum.  Over the past few years, we chose to change our strategic focus and long-term operational plans to the non-cable industry, which we believed would yield higher margins and less competition.  In the second quarter of 2006, a customer notified us that a key program related to a new, emerging technology had been cancelled.  This customer, a major automotive manufacturer, had initially designed our new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead.  This program was a key strategic initiative related to the long-term growth of this business in the non-cable industry.  We are currently evaluating other potential customers for this technology, but it is currently not designed into any specific programs.  The nature of this product requires a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly impacted the long-term forecasts and projections of the business and consequently, the fair value of the business.  We determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business.  Consequently, we performed an impairment analysis on the PBIL business under SFAS 142.  In the previous impairment analysis prepared in the fourth quarter of 2005 as part of our annual valuation performed in accordance with SFAS 142, we utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time.  As a result of the cancellation of the program, we revised our growth projections to approximately 2% annually and also revised our projected margin levels for the revised product mix projections and higher than expected raw material prices.  The impairment analysis, which was completed as part of the second quarter 2006 closing process, resulted in recording an impairment charge of $5.0 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the entity’s other long-lived assets.  At December 31, 2006, the PBIL business has a remaining book value of approximately $7.2 million, comprised primarily of accounts receivable, inventory, fixed assets and residual goodwill of approximately $0.5 million.

•	High Frequency Materials

In 2005, an impairment charge of approximately $0.7 million was recorded in the fourth quarter on certain manufacturing equipment related to the high frequency materials operating segment.  Specifically, the charge related to certain idle presses used in the high frequency manufacturing processes.    At the end of 2005, we had no current plan to use the equipment in the near future; therefore, we determined that recording the impairment charge in the fourth quarter of 2005 was appropriate.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased $3.3 million from $5.3 million in 2005 to $8.6 million in 2006.   The increase was primarily due to the success of Rogers Inoac Suzhou Corporation (RIS), our high performance foams joint venture in Suzhou, China.  RIS started operations in China in early 2005 and experienced operating losses in the first half of that year.  RIS began to contribute positively to our results in the fourth quarter of 2005 and has continued this positive trend throughout 2006.  Results at our other joint ventures were relatively flat year over year.

Other Income (Expense)

Other income increased from $0.9 million in 2005 to $5.1 million in 2006.  This increase is attributable primarily to certain charges in 2005 which did not recur in 2006, including a $0.7 million charge for certain environmental remediation matters at our facility in South Windham, Connecticut and a $0.7 million charge related to the buy-out of certain tenant lease arrangements in our Suzhou, China facilities.

Income Taxes

Our effective tax rate was 22.3% in 2006 and 15.0% in 2005.  In 2006, the effective tax rate benefited from profits generated in jurisdictions with low tax rates as well as non-taxable foreign sales income and general business credits.  In 2005, the effective tax rate benefited from non-taxable foreign sales income, profits generated in jurisdictions with low tax rates as well as an adjustment to reconcile the 2004 tax return as filed in the third quarter of 2005 to the year-end projections.

It is our policy, in accordance with APB 23, that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be reinvested indefinitely.  We provide deferred taxes for the undistributed earnings of our Japanese high performance foams joint venture as well as our Taiwanese flexible circuits material joint venture.  The net deferred tax asset for foreign tax credits available in excess of the expected tax on the undistributed income is entirely offset by a corresponding valuation allowance due to the future uncertainty of the recognition of such credits as they may be limited under the U.S. tax code.

We also claim a U.S. benefit for nontaxable foreign sales income as allowed under the current extraterritorial income exclusion (ETI).  The World Trade Organization has upheld a challenge of this regime by the European Union and, in response, the U.S. has enacted the American Jobs Creation Act of 2004 that repealed ETI and created a manufacturers activity deduction.  ETI will be phased out by limiting the calculated deduction to 80% in 2005, 60% in 2006 and 0% thereafter.  The manufacturing deduction is in the process of being phased in as a 3% deduction on the income from certain qualifying activities in 2005 and increasing to a 9% deduction in 2010. We have determined that the net effect of these items will not materially affect our tax rate in the short-term, but may have an impact, given the nature of our international business, once these changes are fully phased in.  The decrease in the effective tax rate attributable to ETI is two percentage points and six percentage points for 2006 and 2005, respectively.  The decrease in the effective tax rate attributable to the manufacturers’ activity deduction is less than one percentage point in both 2006 and 2005, respectively.

We are eligible for a tax holiday on our earnings in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary, the first two years of cumulatively profitable operations are taxed at a zero percent tax rate.  In 2006, the second year under this agreement, RSZ reported pretax income of $23.6 million, which was subject to the zero percent tax rate, resulting in a decrease of 13 percentage points in our effective tax rate.  In 2007, the tax rate in effect was 7.5% and it will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 11.5% in 2006, which resulted in a decrease in our effective tax rate of 5% based upon their pretax income of $13.7 million.  In 2007, the tax rate in effect will be 15%, and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.

Backlog

Our backlog of firm orders was $39.8 million at December 31, 2006, as compared to $32.9 million at January 1, 2006. The increase at the end of 2006 was primarily related to the increase in sales in the Custom Electrical Components reportable segment, as backlog for electroluminescent lamps, primarily into the portable handheld communication device market, increased by approximately $4.0 million at year-end 2006 as compared to year-end 2005, in addition to increases in the backlog for other products sold in that segment.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	2007	2006	2005

Net sales	$143.8	$153.6	$143.3
Operating income	1.2	13.3	19.5

Our Printed Circuit Materials (PCM) reportable segment is comprised of flexible and high frequency circuit material products. Net sales in this segment decreased by 6% in 2007 as compared to 2006 and operating profits declined by approximately $12.1 million.  These operating results included approximately $2.6 million of net restructuring charges related to accelerated depreciation on certain equipment used to manufacture flexible circuit materials in the U.S., an increase in inventory reserves, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)  The decline in sales and operating profits were primarily driven by reduced sales volumes of flexible circuit material products.  Over time, the flexible circuit materials market has become more commoditized as global competition has increased, which has caused pricing pressures partially driven by excess capacity, which has caused our sales volumes and margins to decline.  In an effort to address these issues, we are pursuing alternatives related to these products, including the transfer of production of  commodity-based flexible circuit material products to our joint venture in Taiwan, RCCT.  The sales declines experienced in the flexible circuits operating segment were partially offset by an increase in sales in our high frequency products, as we continue to benefit from the satellite television market’s addition of new high definition service, and increased penetration into digital applications.

From 2006 to 2005, sales in this reportable segment increased by 7%, while operating profits decreased by 32%.  The sales increase was driven by sales into the segment’s key strategic end markets – cellular communications infrastructure and satellite dishes for television reception.  The decline in operating profits is partially attributed to stock compensation and other incentive compensation costs of $5.1 million that were recognized in 2006 but not in 2005, as well as declining operating results related to our flexible circuit materials products.

Custom Electrical Components

(Dollars in millions)	2007	2006	2005

Net sales	$135.1	$149.4	$80.0
Operating income (loss)	(4.1)	14.8	(4.3)

Our Custom Electrical Components (CEC) reportable segment is comprised of the following products:  electroluminescent lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by almost 10% in 2007 as compared to 2006, while operating results declined substantially from a profit of $14.8 million in 2006 to a loss of $4.1 million in 2007.  The 2007 results included net restructuring charges of $10.2 million, which were comprised of increased inventory reserves, accelerated depreciation related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)  The sales and operating results declines are primarily driven by the diminishing demand for EL backlighting in the portable communications market, as program terminations accelerated at a greater pace than was initially expected.  In order to maximize the residual lamp business, we shifted the majority of EL lamp production to China, leaving only a small amount of manufacturing in the U.S, primarily related to the automotive market.  We believe that the demand for EL lamps will continue to lessen in the portable communications market and we are currently exploring other potential opportunities for this technology in advertising, as well as in the automotive and consumer electronics markets, among others. These declines were partially offset by increased sales and profits in the power distribution systems business, as strong demand for these products helped drive sales in North America, Europe, and, particularly, in Asia.

In 2006, sales in this segment increased by 87% as compared to 2005 and operating results improved by $19.1 million.  These results were driven primarily by sales of EL lamps into the portable handheld communication device market, particularly in cell phone applications.  Much of the sales growth was attributable to capacity expansion in China that enabled us to meet the market demand for these products at that time.  Sales of our power distribution systems products were also strong as we began to utilize the capacity added in China late in 2005 to further penetrate the Asian marketplace.

High Performance Foams

(Dollars in millions)	2007	2006	2005

Net sales	$110.6	$103.2	$88.9
Operating income	20.0	21.8	24.6

Our High Performance Foams (HPF) reportable segment is comprised of our Poron® urethane and Bisco® silicone foam products.  Net sales in this segment increased by approximately 7% in 2007 as compared to 2006, while operating profits declined slightly due to an unfavorable sales mix and decreased operating leverage due to declines in production levels of certain products.   This segment continues to perform well with consistent year-over-year growth driven in 2007 by strong demand in the portable communications and transportation markets.  In 2007, we added a second urethane foam manufacturing line in our Suzhou, China campus under the management of our RIS joint venture in order to better meet customer demand in the Asian marketplace.

In 2006, this segment’s net sales increased by 16% as compared to 2005, while operating profits declined by 11%.  The sales growth can be attributable to the continued success in the urethane foam product sales, as well as our silicone foam products.  These materials are sold into almost every market segment we serve, and most showed strength in 2006.  The decline in operating income is primarily attributable to the inclusion of stock compensation and other incentive compensation expense in 2006 of $5.9 million, which was not incurred in 2005.

Other Polymer Products

(Dollars in millions)	2007	2006	2005

Net sales	$41.8	$39.6	$36.5
Operating loss	(2.9)	(0.4)	(7.1)

Our Other Polymer Products (OPP) reportable segment consists of the following products:  elastomer rollers, floats, non-woven materials and polyester-based industrial laminates.  Net sales in this segment increased slightly from 2006 to 2007, while operating results declined.  This segment’s 2007 results included approximately $0.5 million in restructuring charges related to the impairment of goodwill related to our composite materials business.  (For further discussion of these charges, see the “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - in this Form 10-K.)  In 2007, we formally divested our polyolefin foam operation, which is now classified as a discontinued operation for financial reporting purposes and is not included in the results presented here.  The sales increase in 2007 can be attributable primarily to the strong performance of our polyester-based industrial laminates operating segment, offset by the continued decline in our elastomer rollers products.  We continue to evaluate the viability of the product portfolio in this segment as it relates to our long-term strategic and operational focus.

In 2006, net sales in this segment increased slightly from $36.5 million to $39.6 million while operating results improved dramatically, from a loss of $7.1 million in 2005 to a loss of $0.4 million in 2006.  The improved operating results in 2006 are primarily attributable to the increase in sales across the various operating segments that comprise this reportable segment.

Joint Ventures

Rogers Inoac Corporation (RIC)

RIC, our joint venture with Japan-based Inoac Corporation, was established over 20 years ago and manufactures high performance PORON® urethane foam materials in Japan.  Sales increased 12% from 2006 to 2007 and decreased 14% from 2005 to 2006.  The increase experienced in 2007 was primarily driven by new LCD gasket design wins in portable communications and electronic games for the domestic Japanese market.

Rogers Inoac Suzhou Corporation (RIS)

RIS, our joint venture agreement with Inoac Corporation for the purpose of manufacturing PORON® urethane foam materials in China, began operations in 2004.  Sales increased 41% from 2006 to 2007 and 195% from 2005 to 2006.  The increase experienced in 2007 was primarily driven by growth in portable communication applications in Taiwan, and solid growth in a broad range of industrial footpad applications.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, our joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit materials for customers in Taiwan.  Sales decreased 19% from 2006 to 2007 and increased 12% from 2005 to 2006.  The decrease experienced in 2007 was primarily driven by the overall global decline in the flexible materials market.  This is supported by the sales performance issues also experienced by our wholly-owned Flex operations, as increased competition and excess global capacity have resulted in similar volume declines.  The increase experienced in 2006 was primarily related to continued growth and penetration in the Taiwanese flexible circuits market.

Polyimide Laminate Systems, LLC (PLS)

PLS, the Company’s joint venture with Mitsui Chemicals, Inc., sells adhesiveless laminates for trace suspension assemblies.  Sales decreased by 4% in 2007 as compared to 2006 and increased by 2% in 2006 as compared to 2005.  The decrease in 2007 is due to end of life and product cycle phase outs of maturing first generation programs and a slight delay in volume production  increases of second generation programs.  Sales increased slightly in 2006 as orders from the joint venture’s sole customer increased due to increased market demand for its products.

Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the fiscal years ended 2007, 2006 and 2005, $0.3 million of operating income, $4.4 million of operating loss and $17.3 million of operating loss, respectively, net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.9 million, $8.8 million and $7.4 million for 2007, 2006 and 2005, respectively. In the third quarter of 2007, we ceased operations of the polyolefin foams operating segment and there were no net sales associated with the discontinued operations for the second half of 2007.  See “Note 13 – Discontinued Operations” for further discussion.

Product and Market Development

Our research and development team is dedicated to growing our businesses by developing cost effective solutions that improve the performance of customers’ products. Research and development as a percentage of sales was approximately 5.7% in 2007 as compared to 5.4% in 2006 and 5.6% in 2005.   Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to improve our existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that we believe will complement our existing product portfolio.

We introduced a variety of new products during 2007.  For the newly established thermal management solutions business, we introduced ALSiC metal matrix composites that provide the high thermal conductivity and low thermal expansion needed for applications such as semiconductor package lids and insulated gate bipolar transistor base plates.  An insulated metal substrate material with low thermal impedance was also introduced for applications such as LED array packages and intelligent motor controls.  New printed circuit materials included new RO4000® products with lower conductor losses and a new high flow prepreg that provides a broad process window for complex multilayer circuit board manufacturing.  New high performance foam products included thinner (0.5mm) softseal PORON® gasketing materials to provide dust seals for the latest generation of thin phones and a new R/bak® print cushion material designed for use with composite printing sleeves.  A new silicone foam product that meets new European requirements for low smoke, flame and toxicity in mass transit applications was also introduced.  New electroluminescent lamp products included a flexible keypad lamp with 70% higher brightness and efficiency and a new IC driver that is insensitive to the size of the lit area of the keypad.

Liquidity, Capital Resources, and Financial Position

We believe that our ability to generate cash from operations to reinvest in the business is one of our fundamental strengths, as demonstrated by our financial position remaining strong throughout 2007. We have remained debt free since 2002 and continue to finance our operational needs through internally generated funds.  We believe that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

Cash Flows from Operating, Investing and Financing Activities

At December 30, 2007, December 31, 2006 and January 1, 2006 we had cash and cash equivalents of $36.3 million, $13.6 million and $22.0 million, respectively, and working capital of $178.8 million, $191.5 million and $122.2 million, respectively.

Cash flows from operating activities were $68.4 million in 2007 compared to $29.2 million in 2006 and $42.7 million in 2005.  Significant items that impacted operating cash flows included the following:

•
A decrease in inventories of $20.2 million in 2007 as compared to an increase of $26.6 million in 2006 and a decrease of $1.7 million in 2005.  The decrease in 2007 is the result of the sales declines in the Customer Electrical Components and Printed Circuit Materials reportable segments, as well as a focused effort to reduce inventory levels to improve cash flows and strengthen our working capital position.

•
A decrease in accounts receivable of $13.2 million in 2007 as compared to an increase of $22.7 million in 2006 and $7.3 million in 2005.  The decrease in 2007 versus the prior increases in 2005 and 2006 is evidence of the concentrated collection efforts made in order to strengthen our working capital position.

•
A decrease in accounts payable and other accrued liabilities of $9.5 million in 2007 as compared to an increase of $21.7 million in 2006 and a decrease of $2.6 million in 2005.  The decrease in 2007 is primarily attributable to the decrease in raw material purchases related to the decreased production levels which is further evidenced by the decrease in inventory balances over the comparable period as discussed above.

During 2007, we used $17.1 million in cash for investing activities as compared to $67.1 million in 2006 and $23.8 million in 2005.  The decrease in cash used for investing activities in 2007 is primarily attributable to the sale of short-term investments during the year, as we had short-term investments of $53.3 million and $68.2 million at December 30, 2007 and December 31, 2006, respectively.  In addition, capital expenditures were $30.9 million, $23.1 million and $28.6 million in 2007, 2006 and 2005, respectively.  The 2007 capital spending was driven by our continuing investment in China, as we continued to build manufacturing capacity in Suzhou, China. Cash generated from our operating activities exceeded capital spending in all three years, and spending was financed through these internally generated funds.

Net cash used in financing activities was $27.6 million in 2007 as compared to cash provided by financing activities of $23.5 million in 2006 and cash used in financing activities of $12.5 million in 2005.  The use of cash in 2007 and 2005 was driven primarily by our stock repurchase program, as $35.5 million and $15.9 million were spent to reacquire stock in 2007 and 2005, respectively.  We did not repurchase stock in 2006.  The activity in 2006, of $17.8 million, is primarily related to the proceeds from the sale of capital stock, as a result of the exercise of stock options.

We, together with certain of our wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd. have a Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B).  The Credit Agreement includes a letter of credit sub-facility of up to $75 million.  Under the terms of the Credit Agreement, the Borrowers have the right to incur additional indebtedness through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2007, and is expected to be renewed annually.  The rate of interest charged on any outstanding loans can, at the Borrower’s option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate.   The spreads over the LIBOR rate are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

In conjunction with the execution of the Credit Agreement, on November 13, 2006, we terminated an unsecured revolving multi-currency credit facility of $50 million (Prior Agreement).  Borrowings under the Prior Agreement were subject to interest based upon the prime rate or a Eurocurrency loan rate and required us to pay a commitment fee of 30.0 to 37.5 basis points on the maximum borrowings available net of any outstanding borrowings.

There were no borrowings pursuant to the Credit Agreement at December 30, 2007 and December 31, 2006, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  We were in compliance with these covenants at December 30, 2007 and December 31, 2006.

Additionally, we were obligated under an irrevocable standby letter of credit, which guarantees our self- insured workers compensation plan in the amount of $1.3 million at December 30, 2007.  There were no amounts outstanding on this letter of credit as of December 30, 2007.

Financial Position

The following discusses the significant fluctuations on our balance sheet at December 30, 2007 as compared to December 31, 2006:

•
Decrease in inventories of 27% is the result of our efforts to reduce inventory levels in order to strengthen our working capital position and better align our inventory levels with our expected sales levels.

•	Decrease in accounts receivable of 10% is primarily attributable to our concentrated collection efforts in order to strengthen our working capital position.
•	Decrease in accrued employee benefits and compensation of 45% is a result of the increased annual incentive compensation and commission payouts for 2006, which did not repeat in 2007.
•
Decrease in accounts payable of 14% is primarily attributable to the decrease in raw material purchases to support current production levels as further evidenced by the decrease in inventory balances over the comparable period as discussed above, as well as the timing of payments at year-end.

•	Decrease in additional paid-in capital of 37% is primarily related to the stock repurchases that we made during the year.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 30, 2007:

(Dollars in thousands)	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$2,282	$1,187	$850	$172	$73
Inventory purchase obligations	4,360	4,360	-	-	-
Capital commitments	7,028	7,028	-	-	-
Pension and Retiree Health and Life Insurance Benefits (1)	83,138	6,522	13,651	15,509	47,456
Total	$96,808	$19,097	$14,501	$15,681	$47,529

(1)   Pension benefit payments, which amount to $74.8 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $8.3 million, are expected to be paid from operating cash flows.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations.

Recent Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  FIN 48 is effective for accounting periods commencing after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, an increase of $2.7 million was recorded in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  At December 30, 2007, we had gross tax-affected unrecognized tax benefits of $8.4 million, all of which if recognized, would have a favorable impact on our effective tax rate.  In addition, at December 30, 2007 we have approximately $0.6 million of accrued interest related to uncertain tax positions.  Our accounting policy is to account for interest expense and penalties relating to income tax issues as income tax expense.

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believe that appropriate reserves have been established based on reasonable methodologies and appropriate assumptions based on facts and circumstances that are known; however, actual results may differ from these estimates under different assumptions or conditions.  An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions that are highly judgmental and uncertain at the time the estimate is made, if different estimates could reasonably have been used; or if changes to those estimates are reasonably likely to periodically occur that could affect the amounts carried in the financial statements.  These critical accounting policies are as follows:

Environmental and Product Liabilities

We accrue for our environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience.  For sites with multiple potential responsible parties (PRP’s), we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded for the estimated insurance reimbursement amount.  We are exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to perform a formal analysis to determine our potential future liability and related insurance coverage for asbestos-related matters.  The determination to perform this study was made based on several factors, including the growing number of asbestos-related claims and recent settlement history.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, our limited claims history and consultations with National Economic Research Associates, Inc. (NERA), we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields.  The models required us to make numerous assumptions that significantly impacted the results generated by the models.  We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation.  The original liability model determined our future liability annually for a 50-year period and was updated at the end of 2005.  We believe, based on the limited amount of settlement and claims history currently known to us, that a reasonable future time frame to quantify our liability is five years, resulting in a liability at December 30, 2007 of approximately $23.6 million, which is substantially offset by an insurance receivable of  $23.5 million.  If we were to adjust our assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from five years to seven years would be an increase to the liability of $9.8 million, which we believe would be substantially covered by insurance; conversely, the impact of changing this assumption from five years to three years would be a decrease to the liability of $9.9 million.

Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos claims periodically re-examined, and we will update them if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system.  There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amounts at this time.

Income Taxes

SFAS No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards to be used in determining the effect of income taxes.  The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current fiscal year and the deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our Financial Statements.  Deferred tax assets and liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting.  Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  We establish a valuation allowance to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies.  In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies.  The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs.  Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Significant judgment is required in determining income tax provisions under SFAS 109 and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities.  In the normal course of business, we are examined by various Federal, State and foreign tax authorities.  We regularly assess the potential outcomes of these and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Inventory Allowances

We maintain a reserve for obsolete and slow-moving inventory.  Products and materials that are specifically identified as obsolete are fully reserved.  In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product.  The remainder of the allowance is based on our estimates, and fluctuates with market conditions, design cycles and other economic factors.  Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production.  We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (“LIFO”) method.  Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 10% to 13% of gross inventory over the last three years.  A 100 basis point adjustment to the December 30, 2007 obsolescence reserve would change the reserve by approximately $0.9 million.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual impairment tests, or earlier if events or changes in circumstances indicate the carrying value may have been impaired.  Determining the fair value of an operating segment is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others.  We believe that the assumptions and rates used in our annual impairment test under SFAS 142 are reasonable, but inherently uncertain.  The 2007 impairment test was performed in the fourth quarter of 2007 on the three operating segments for which we had goodwill recorded at that time and it did not result in an impairment charge.  The excess of fair value over carrying value for these operating segments ranged from approximately $10.6 million to $24.7 million.  In order to estimate the sensitivity of the analysis performed, we applied a hypothetical 10% decrease to the fair values of each operating segment, which resulted in excess fair value over carrying value ranging from approximately $8.2 million to $20.4 million for each respective operating segment.

Long-Lived Assets

We review property, plant and equipment and identified intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their market value determined by either a quoted market price, if available, or a value determined by utilizing a discounted cash flow analysis.  Although we did not record any impairment charges in 2007 related to our property, plant and equipment and identified intangible assets, we did reduce the useful lives on certain long-lived assets primarily related to our flexible materials and Durel divisions, as a result of the uncertain future outlook of these segments, which is further evidenced by the restructuring charges taken related to these segments in 2007.  Actual future operating results and the remaining economic lives could differ from those used in calculating the expected future undiscounted cash flows, which could have a material adverse impact on our results of operations.  In addition in certain instances assets may not be impaired, but their estimated useful lives may have decreased.  In these situations, the remaining net book value is amortized over the revised useful lives.

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit healthcare and life insurance plans.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors.  The assumptions used were determined as follows: (i) the discount rate used is based on comparisons to the Citigroup index and, to a lesser extent, the Moody’s AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns.  The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Footnote 5 of the Consolidated Financial Statements of this Form 10-K.  Each assumption has different sensitivity characteristics.  For the year ended December 30, 2007, a 25 basis point increase in the discount rate would have decreased our net benefit cost by approximately $0.2 million and a 25 basis point reduction in the long-term rate of return on plan assets would have increased our net benefit cost by approximately $0.3 million.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances when we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.  The risk with this estimate is associated with failure to become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses.  Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues. Historically over the past three years, our allowance as a percentage of total receivables has ranged from 1.8% to 2.9%.  A 50 basis point increase in our current year allowance to receivable ratio would increase our allowance reserve by approximately $0.4 million.

Forward-Looking Information

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into our operations.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A to this Form 10-K, “Risk Factors”.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Currently, we are exposed to market risk from changes in foreign exchange rates.  We currently do not use derivative instruments for trading or speculative purposes.  We monitor foreign exchange and interest rate risks and manage such risks on specific transactions.  The risk management process primarily uses analytical techniques and sensitivity analysis.

We have various borrowing facilities where the interest rates, although not fixed, are relatively low.  Currently, an increase in the associated interest rates would not significantly impact interest expense on these facilities, as we currently have no debt.

The fair value of our investment portfolio or the related interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the size and short-term nature of our investment portfolio.

Our short-term investments are comprised of auction-rate securities, which are classified as available-for-sale due to the short-term nature of the investment.  However, changes in market conditions could result in us having to hold these investments until maturity, which is typically at least 20 years, thereby negatively impacting our liquidity.

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we do business.  Our primary overseas markets are in Europe and Asia; thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East.  Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another; however, no such material hedges were outstanding at year-end.  We can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable.  In 2007, a 10% increase/decrease in exchange rates would have resulted in an increase/decrease to sales and net income of $11.9 million and $0.8 million, respectively.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited the accompanying consolidated statements of financial position of Rogers Corporation and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation and subsidiaries at December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, Rogers Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 5 to the consolidated financial statements, effective December 31, 2006, Rogers Corporation adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Nos. 87, 88, 106 and 132(R), and as discussed in Note 1 to the consolidated financial statements, effective January 2, 2006, adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rogers Corporation’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

                                                                                        /s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 22, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in thousands, except per share amounts)
	December 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$36,328	$13,638
Short-term investments	53,300	68,185
Accounts receivable, less allowance for doubtful accounts of $1,433 and $1,797	76,965	85,556
Accounts receivable from joint ventures	3,368	5,437
Accounts receivable, other	2,319	3,552
Note receivable, current	-	2,100
Inventories	51,243	70,135
Prepaid income taxes	5,160	5,554
Deferred income taxes	10,180	9,876
Asbestos-related insurance receivables	4,303	4,244
Other current assets	3,888	3,415
Assets of discontinued operations	-	862
Total current assets	247,054	272,554

Property, plant and equipment, net of accumulated depreciation of $160,396 and $139,818	147,203	141,406
Investments in unconsolidated joint ventures	30,556	26,629
Deferred income taxes	9,984	4,828
Pension asset	2,173	974
Goodwill and other intangibles	10,131	11,110
Asbestos-related insurance receivables	19,149	18,503
Other long-term assets	4,698	4,576
Assets of discontinued operations	-	322
Total assets	$470,948	$480,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,127	$25,712
Accrued employee benefits and compensation	14,991	27,322
Accrued income taxes payable	6,326	9,970
Asbestos-related liabilities	4,303	4,244
Other current liabilities	20,539	12,979
Liabilities of discontinued operations	-	1,916
Total current liabilities	68,286	82,143

Pension liability	8,009	11,698
Retiree health care and life insurance benefits	6,288	10,021
Asbestos-related liabilities	19,341	18,694
Other long-term liabilities	5,043	1,169

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,414,918 and 16,937,523 shares issued and outstanding	16,415	16,938
Additional paid-in capital	37,636	59,352
Retained earnings	296,828	277,442
Accumulated other comprehensive income	13,102	3,445
Total shareholders' equity	363,981	357,177
Total liabilities and shareholders' equity	$470,948	$480,902

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For each of the fiscal years in the three-year period ended December 30, 2007
(Dollars in thousands, except per share amounts)
	2007	2006	2005

Net sales	$431,354	$445,750	$348,678
Cost of sales	315,717	304,882	240,839
Gross margin	115,637	140,868	107,839

Selling and administrative expenses	73,185	62,210	55,000
Research and development expenses	24,658	24,223	19,494
Restructuring and impairment charges	3,538	5,013	652
Operating income	14,256	49,422	32,693

Equity income in unconsolidated joint ventures	8,087	8,563	5,251
Other income, net	765	5,056	886
Interest income, net	2,077	2,353	911
Income from continuing operations before income taxes	25,185	65,394	39,741

Income tax expense	3,317	14,559	5,969

Income from continuing operations	21,868	50,835	33,772

Income (loss) from discontinued operations, net of taxes	256	(4,379)	(17,332)

Net income	$22,124	$46,456	$16,440

Basic net income per share:
Income from continuing operations	$1.32	$3.04	$2.07
Income (loss) from discontinued operations, net	0.02	(0.27)	(1.06)
Net income	$1.34	$2.77	$1.01

Diluted net income per share:
Income from continuing operations	$1.31	$2.94	$2.02
Income (loss) from discontinued operations, net	0.01	(0.25)	(1.04)
Net income	$1.32	$2.69	$0.98

Shares used in computing:
Basic	16,555,656	16,747,444	16,306,314
Diluted	16,749,337	17,287,837	16,724,397

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at January 2, 2005	$16,437	$41,769	$214,546	$8,743	$281,495

Comprehensive income:
Net income	-	-	16,440	-	16,440
Other comprehensive loss:
Foreign currency translation	-	-	-	(6,891)	(6,891)
Minimum pension liability, net of tax	-	-	-	(63)	(63)
Total comprehensive income					9,486
Stock options exercised	285	6,422	-	-	6,707
Stock issued to directors	20	256	-	-	276
Shares reacquired	(105)	(4,119)	-	-	(4,224)
Shares issued	25	872	-	-	897
Share buyback	(407)	(15,492)	-	-	(15,899)
Tax benefit on stock options exercised	-	1,512	-	-	1,512

Balance at January 1, 2006	16,255	31,220	230,986	1,789	280,250

Comprehensive income:
Net income	-	-	46,456	-	46,456
Other comprehensive income (loss):
Foreign currency translation	-	-	-	7,579	7,579
Minimum pension liability, net of tax	-	-	-	(50)	(50)
Total comprehensive income					53,985
Adjustment to initially apply SFAS 158, net of tax	-	-	-	(5,873)	(5,873)
Stock options exercised	630	17,200	-	-	17,830
Stock issued to directors	8	398	-	-	406
Shares issued	45	713	-	-	758
Stock-based compensation expense	-	4,875	-	-	4,875
Tax benefit on stock options exercised	-	4,946	-	-	4,946

Balance at December 31, 2006	16,938	59,352	277,442	3,445	357,177

Comprehensive income:
Net income	-	-	22,124	-	22,124
Other comprehensive income:
Foreign currency translation	-	-	-	4,480	4,480
Pension and OPEB, net of tax	-	-	-	5,177	5,177
Total comprehensive income					31,781
Adoption of FIN 48	-	-	(2,738)	-	(2,738)
Stock options exercised	265	6,738	-	-	7,003
Stock issued to directors	1	140	-	-	141
Shares issued	21	934	-	-	955
Share buyback	(810)	(34,730)			(35,540)
Stock-based compensation expense	-	5,202	-	-	5,202
Tax benefit on stock options exercised	-	-	-	-	-

Balance at December 30, 2007	$16,415	$37,636	$296,828	$13,102	$363,981

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the fiscal years in the three-year period ended December 30, 2007

(Dollars in thousands)	2007	2006	2005

Operating Activities
Net income	$22,124	$46,456	$16,440
Loss (income) from discontinued operations	(256)	4,379	17,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,718	19,203	16,853
Stock-based compensation expense	5,202	4,875	-
Deferred income taxes	(5,460)	(9,597)	(4,637)
Excess tax benefit related to stock award plans	-	(4,946)	-
Tax benefit related to stock award plans	-	-	1,512
Equity in undistributed income of unconsolidated joint ventures, net	(8,087)	(8,563)	(5,251)
Dividends received from unconsolidated joint ventures	5,808	3,351	4,018
Loss on disposition / sale of assets	-	-	84
Pension and postretirement benefits	(3,444)	(1,731)	2,055
Impairment charges	525	5,013	652
Other, net	332	(1,210)	1,922
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	13,172	(22,668)	(7,278)
Accounts receivable from joint ventures	2,069	133	(394)
Inventories	20,212	(26,628)	1,712
Other current assets	11	(596)	264
Accounts payable and other accrued liabilities	(9,536)	21,730	(2,580)
Net cash provided by operating activities of continuing operations	68,390	29,201	42,704
Net cash provided by (used in) operating activities of discontinued operations	(476)	4,693	5,793
Net cash provided by operating activities	67,914	33,894	48,497

Investing Activities
Capital expenditures	(30,989)	(23,062)	(28,613)
Purchases of short-term investments	(1,135,430)	(1,349,668)	(721,381)
Maturities of short-term investments	1,150,315	1,305,883	726,231
Investment in unconsolidated joint ventures, net	(1,000)	(250)	-
Net cash provided by (used in) investing activities of continuing operations	(17,104)	(67,097)	(23,763)
Net cash provided by (used in) investing activities of discontinued operations	-	(12)	-
Net cash provided by (used in) investing activities	(17,104)	(67,109)	(23,763)

Financing Activities
Proceeds from sale of capital stock, net	7,056	17,830	2,483
Excess tax benefit related to stock award plans	-	4,946	-
Proceeds from issuance of shares to employee stock purchase plan	901	758	897
Purchase of stock from shareholders	(35,540)	-	(15,899)
Net cash (used in) provided by financing activities	(27,583)	23,534	(12,519)

Effect of exchange rate fluctuations on cash	(537)	1,318	(931)

Net increase (decrease) in cash and cash equivalents	22,690	(8,363)	11,284

Cash and cash equivalents at beginning of year	13,638	22,001	10,717

Cash and cash equivalents at end of year	$36,328	$13,638	$22,001

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock purchase plan	$934	$954	$825

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Rogers Corporation manufactures specialty materials, which are sold to targeted markets around the world.  These specialty materials are grouped into four reportable segments:  Printed Circuit Materials, which includes rigid circuit board laminates for high frequency printed circuits and flexible circuit board laminates for flexible interconnections, which are sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, portable communication device, communications infrastructure, aerospace and defense, and consumer markets; High Performance Foams, which includes urethane foams and silicone materials that are sold principally to manufacturers in the portable communication device, communication infrastructure, computer, ground transportation, aerospace and consumer markets; Custom Electrical Components, which includes electroluminescent lamps, inverters, and power distributions system products that are sold principally to the ground transportation and portable communication device markets; and Other Polymer Products, which is comprised of industrial laminates, elastomer rollers, nitrophyl floats, and nonwoven materials, that are sold into a variety of markets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

We operate on a 52 or 53-week fiscal year.  Fiscal 2007, 2006 and 2005 were 52-week fiscal years.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

For all periods and amounts presented, reclassifications have been made for discontinued operations.  On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.   See “Note 13 – Discontinued Operations” for further discussion.

Additionally, for fiscal 2006, we reclassified an amount of $5.6 million from current deferred tax asset to prepaid income tax.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates market value.

Short-Term Investments

We account for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).  We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of income.  If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Other income, net” in our consolidated statements of income.  We have not recorded any such write down in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Our short-term investments are comprised of auction-rate securities (ARSs).  The securities we typically invest in are high quality Aaa-rated government-backed securities with interest rates typically ranging from 7.5% to 8.5% that have  approximate maturities of at least 20 years.  However, because of the short-term nature of our investment in these securities, they have been classified as available-for-sale and included in short-term investments on our consolidated balance sheet.  Our holdings of auction rate securities at year-end 2007 and 2006 were $53.3 million and $68.2 million, respectively, recorded at fair value, which approximates cost.

Subsequent to December 30, 2007, several of our securities failed at auction; however, none of the securities that failed were held on December 30, 2007 as all of our holdings as of that date succeeded in at least the first auction subsequent to year-end and, therefore, did not impact the valuation of our securities at year-end 2007.  In 2008, the total amount of such failures to date are approximately $34.8 million.  As a result of these failed auctions, we have the potential to benefit from a penalty feature in our interest rates, which allows us to earn an additional 1.0% to 12.5% of interest on these securities until the next auction is set to occur.  However, there is also a risk that there could be a failure in the bond insurance market that insured these securities, which could lead to a downgrade in rating of these securities and possibly a writedown in their value.  All of our investments are high quality, Aaa-rated government backed securities and have the ability to potentially be sold in a secondary market.  Based on the underlying market conditions and liquidity of the capital markets, we will determine the appropriate valuation treatment and financial statement classification of these securities in the first quarter of 2008.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at rates of exchange in effect at each year-end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are made to the income statement as a component of “Other income, net”.  Currency transaction adjustments are reported as income or expense and resulted in gains of $0.8 million, $0.1 million and $0.3 million for the fiscal years ended 2007, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances where we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of our customer base.

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $7.1 million and $9.6 million at December 30, 2007 and December 31, 2006, respectively, are valued by the last-in, first-out (“LIFO”) method.  These inventories accounted for 14% of total inventory for both years.  The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (“FIFO”) costs.

Inventories consist of the following:

(Dollars in thousands)	December 30, 2007	December 31, 2006

Raw materials	$11,102	$16,170
Work-in-process	6,172	8,201
Finished goods	33,969	45,764
	$51,243	$70,135

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost.  For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-25
Machinery and equipment	5-15
Office equipment	3-10

Goodwill and Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), classifies intangible assets into three categories:  (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  We review goodwill and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired.  We review intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

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

Environmental and Product Liabilities

We accrue for our environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience.  For sites with multiple potential responsible parties (PRP’s), we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded for the estimated insurance reimbursement amount.  We are exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to perform a formal analysis to determine our potential future liability and related insurance coverage for asbestos-related matters.  The determination to perform this study was made based on several factors, including the growing number of asbestos-related claims and recent settlement history.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, our limited claims history and consultations with National Economic Research Associates, Inc. (NERA), we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields.  The models required us to make numerous assumptions that significantly impacted the results generated by the models.  We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation.  The original liability model determined our future liability annually for a 50-year period and was updated at the end of 2005.  We believe, based on the limited amount of settlement and claims history currently known to us, that a reasonable future time frame to quantify our liability is five years.

Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos claims periodically re-examined, and we will update them if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system.  There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amounts at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers.  Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base.  We periodically perform credit evaluations on our customers.  At December 30, 2007 there was not one customer who accounted for more than ten percent of the total accounts receivable and at December 31, 2006 there was one customer that accounted for approximately 12% of our accounts receivable.  No other individual customer comprised more than ten percent of the total accounts receivable balance December 31, 2006.  We did not experience significant credit losses on customers’ accounts in 2007, 2006, or 2005.

We invest our excess cash principally in investment grade government and corporate debt securities.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to reflect changes in market conditions.  We did not experience any significant losses on our cash equivalents or short-term investments in 2007, 2006, or 2005.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes.  The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity’s financial statements.  We are subject to income taxes in the United States and in numerous foreign jurisdictions.  No provision is made for U.S. income taxes on the undistributed earnings of our wholly-owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies.  Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year the distribution is declared.

We have provided for potential liabilities due in various jurisdictions.  In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain.  Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities.  Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals.  Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

Revenue Recognition

Revenue is recognized upon delivery of products and transfer of title to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured.

Shipping and Handling Charges

Costs that we incur for shipping and handling charges are charged to “Cost of sales” and payments received from our customers for shipping and handling charges are included in “Net sales” on our consolidated statements of income.

Pension and Retiree Healthcare and Life Insurance Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit healthcare and life insurance plans for our U.S. retirees.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates, and other factors.  The assumptions used by us are determined as follows: (i) the discount rate used is based on comparisons to the Citigroup index and, to a lesser extent, the Moody’s AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market results and our expectations of future returns, as well as current market assumptions related to long-term return rates; and (iv) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations.  We review these assumptions periodically throughout the year.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
	2007	2006	2005
Numerator:
Net Income	$21,868	$50,835	$33,772

Denominator:
Denominator for basic earnings per share – weighted averages shares	16,555,656	16,747,444	16,306,314
Effect of stock options	193,681	540,393	418,083
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	16,749,337	17,287,837	16,724,397

Basic net income per share	$1.32	$3.04	$2.07
Diluted net income per share	$1.31	$2.94	$2.02

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Hedging Activity

We, on occasion, use derivative instruments to manage certain foreign currency exposures.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.  Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

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

On December 30, 2007, we had no forward contracts in effect.  On December 31, 2006, we had outstanding forward contracts used to hedge foreign currency transactional exposures.  The fair value of such investments was not material at December 31, 2006.  The effects of these contracts are recorded directly to our statement of income as these items have not been designated as hedges.  As of December 30, 2007 and December 31, 2006, we did not have any instruments outstanding that would require hedge accounting treatment.

Advertising Costs

Advertising is expensed as incurred and amounted to $1.8 million for 2007 and $1.5 million for both 2006 and 2005.

Variable-Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to address certain FIN 46 implementation issues.  We adopted the provisions of FIN 46R in the first quarter of 2004.  As a result of our review, we determined that we had one variable interest entity (VIE); however, we determined that we were not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46R.  The VIE identified is Polyimide Laminate Systems, LLC (PLS), a 50% owned joint venture with Mitsui Chemicals, Inc.  The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999.  Sales of PLS were approximately $19.7 million, $20.4 million and $20.0 million in 2007, 2006 and 2005 respectively.  Our maximum exposure to loss as a result of our involvement with PLS is limited to our equity investment, which was approximately $40,000 at December 30, 2007, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $3.0 million and $2.5 million at December 30, 2007 and December 31, 2006 respectively.  In accordance with FIN 46R, we review our FIN 46R compliance whenever a reconsideration event occurs or a new situation exists that was not previously considered under FIN 46R.

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

On January 2, 2006 (the first day of the 2006 fiscal year), we adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R.  Under this transition method, compensation cost recognized in 2006 includes the following: (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

Recent Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  FIN 48 is effective for accounting periods commencing after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  At December 30, 2007, we had gross tax-affected unrecognized tax benefits of $8.4 million, all of which if recognized, would have a favorable impact on our effective tax rate.  In addition, at December 30, 2007 we have approximately $0.6 million of accrued interest related to uncertain tax positions.  Our accounting policy is to account for interest expense and penalties relating to income tax issues as income tax expense.

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective in the first quarter of 2008, and we do not expect the adoption will have a material impact on our financial position or results of operations.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 30, 2007	December 31, 2006

Land	$15,616	$11,860
Buildings and improvements	115,342	101,789
Machinery and equipment	137,665	124,855
Office equipment	21,747	26,515
Equipment in process	17,229	16,205
	307,599	281,224
Accumulated depreciation	(160,396)	(139,818)
Total property, plant and equipment, net	$147,203	$141,406

Depreciation expense was $25.3 million in 2007, $18.9 million in 2006, and $16.5 million in 2005.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following:

(Dollars in thousands)	December 30, 2007	December 31, 2006

Trademarks and patents	$1,022	$1,022
Technology	786	786
Covenant-not-to-compete	625	625
	2,433	2,433
Accumulated amortization	(2,433)	(1,979)
Total goodwill and other intangible assets	$-	$454

Amortization expense for 2007, 2006, and 2005, amounted to approximately $0.4 million, $0.3 million, and $0.3 million, respectively.  In 2005, we recorded a purchase accounting adjustment related to our acquisition of the 50% of Durel Corporation which we did not already own, to reduce certain intangible assets as a result of the resolution of certain income tax contingencies.

In 2006, we recorded a non-cash pre-tax charge related to the impairment of goodwill in the polyester-based industrial laminates operating segment in the amount $5.0 million.  This amount is included in the restructuring and impairment charges on our statements of income.

In the second quarter of 2007, we recorded an additional non-cash pre-tax charge related to the impairment of the goodwill associated with the composite materials operating segment of $0.5 million. This charge is included in “Restructuring and impairment charges” on our consolidated statements of income.

The changes in the carrying amount of goodwill for the period ending December 30, 2007, by segment, are as follows:

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total
Balance as of January 1, 2006	$-	$7,410	$-	$8,259	$15,669
Polyester-based industrial laminates impairment	-	-	-	(5,013)	(5,013)
Balance as of December 31, 2006	$-	$7,410	$-	$3,246	$10,656

Composite materials impairment	-	-	-	(525)	(525)
Balance as of December 30, 2007	$-	$7,410	$-	$2,721	$10,131

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of December 30, 2007, we had four joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

Equity income related to our share of the underlying net income of the joint ventures amounted to $8.1 million, $8.6 million and $5.3 million for 2007, 2006 and 2005, respectively.  We had commission income from PLS of $2.2 million, $2.0 million and $2.3 million for 2007, 2006 and 2005, respectively, which is included in “Other income, net” on our consolidated statements of income.

The summarized financial information for these joint ventures is included in the following tables.  Note that there is a difference between our investment in unconsolidated joint ventures and a one-half interest in the underlying shareholders’ equity of the joint ventures due primarily to two factors.  First, our major initial contribution to one of the joint ventures was technology that was valued differently by the joint venture than it was on our books.  Second, the translation of foreign currency at current rates differs from that at historical rates.

Summarized Information for Joint Ventures:

(Dollars in thousands)	December 30, 2007	December 31, 2006

Current assets	$47,282	$57,600
Noncurrent assets	30,909	16,804
Current liabilities	16,976	20,773
Noncurrent liabilities	-	2,050
Shareholders’ equity	61,214	51,581

	For the years ended:
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006

Net sales	$115,016	$109,765	$98,678
Gross profit	28,470	29,271	27,549
Net income	16,174	17,126	10,502

The effect of sales made between the unconsolidated joint ventures and us were appropriately accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

NOTE 5 - PENSION BENEFITS AND RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

We have two qualified noncontributory defined benefit pension plans covering substantially all U.S. employees. We also have established a nonqualified unfunded noncontributory defined benefit pension plan to restore certain retirement benefits that might otherwise be lost due to limitations imposed by federal law on qualified pension plans, as well as to provide supplemental retirement benefits for certain senior executives of the Company.

In addition, we sponsor three unfunded defined benefit health care and medical and life insurance plans for retirees.  The measurement date for all plans for 2007 and 2006 is December 30, 2007 and December 31, 2006, respectively.

On December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – An amendment of FASB Statement Nos. 87, 88, 106, and 132(R) (SFAS 158).  SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income.  The measurement date provisions did not impact us as all of the plans had a measurement date of December 31, 2006 in the previous fiscal year.

The impact of implementing SFAS 158 in 2006 reduced total assets by $2.6 million, increased total liabilities by $6.9 million and reduced shareholders’ equity (decrease in accumulated other comprehensive income) by $5.9 million, net of deferred taxes of $3.6 million.  The adoption did not affect the consolidated balance sheet at January 1, 2006 or the consolidated statements of income for each of the three fiscal years in the period ended December 31, 2006.

The adjustment to accumulated other comprehensive income upon the adoption of SFAS 158 in 2006 represented the net unrecognized actuarial losses, unrecognized prior service costs (credits) and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, Employer’s Accounting for Pensions (SFAS 87).  These amounts were previously netted against the plan’s funded status in the consolidated balance sheet.  We will recognize these amounts in future periods as net periodic pension cost pursuant to the accounting policy for amortizing such amounts.

In addition, with the adoption of this Statement, actuarial gains and losses that are not immediately recognized as net periodic pension cost will be recognized as a component of other comprehensive income and amortized into net periodic pension cost in future periods.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension and retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees are no longer eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to plan participants as of December 31, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who are age 50 or older as of December 31, 2007, as long as they meet certain eligibility requirements.  However, employees who are less than age 50 as of December 31, 2007 are no longer eligible for retiree medical benefits.  This plan amendment has resulted in a reduction to the accumulated benefit obligation, which will be accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they become fully eligible, beginning in the third quarter of 2007.  In 2007, we recognized approximately $0.2 million as a reduction to prior service cost as a result of the amendment.

Obligations and Funded Status
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2007	2006	2007	2006
Change in benefit obligation:

Benefit obligation at beginning of year	$127,555	$127,027	$10,958	$10,860
Service cost	5,152	4,534	666	778
Interest cost	7,289	6,820	449	565
Actuarial (gain) loss	(3,698)	(4,930)	(23)	(396)
Benefit payments	(6,173)	(6,198)	(971)	(849)
Plan amendments	176	302	(4,009)	-
Benefit obligation at end of year	$130,301	$127,555	$7,070	$10,958

Change in plan assets:

Fair value of plan assets at beginning of year	$116,831	$100,197	$-	$-
Actual return on plan assets	10,300	12,386	-	-
Employer contributions	3,246	10,446	971	849
Benefit payments	(6,173)	(6,198)	(971)	(849)
Fair value of plan assets at end of year	$124,204	$116,831	$-	$-

Funded status	$(6,097)	$(10,724)	$(7,070)	$(10,958)

Amounts recognized in the consolidated balance sheets consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2007	2006	2007	2006

Non-current assets	$2,173	$974	$-	$-
Current liabilities	(261)	-	(782)	(937)
Non-current liabilities	(8,009)	(11,698)	(6,288)	(10,021)
Net amount recognized at end of year	$(6,097)	$(10,724)	$(7,070)	$(10,958)

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2007	2007

Net Actuarial Loss	$5,765	$2,207
Prior Service Cost	3,153	(3,545)
Net amount recognized at end of year	$8,918	$(1,338)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $4.1 million, $3.4 million and $0.0 million, respectively, as of December 30, 2007 and $4.1 million, $3.0 million and $0.0 million, respectively, as of December 31, 2006.

Components of Net Periodic Benefit Cost
	Pension Benefits			Postretirement Health and Life Insurance Benefits
(Dollars in thousands)	2007	2006	2005	2007	2006	2005

Service cost	$5,152	$4,534	$4,168	$666	$778	$674
Interest cost	7,289	6,820	6,501	449	565	563
Expected return of plan assets	(9,924)	(8,706)	(8,045)	-	-	-
Amortization of prior service cost	518	461	461	(465)	-	-
Amortization of net loss	240	565	659	126	162	163
Curtailment loss	-	-	-	-	-	-
Settlement gain	-	-	-	-	-	-
Net periodic benefit cost	$3,275	$3,674	$3,744	$776	$1,505	$1,400

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.5 million, respectively.  The estimated net loss (gain) and prior service cost for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and ($0.7 million).

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2007	2006	2007	2006

Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net benefit cost for years ended:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2007	2006	2007	2006

Discount rate	5.75%	5.50%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.75%	8.75%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

For measurement purposes as of December 30, 2007, we assumed annual healthcare cost trend rates of 10% and 11.5% for covered healthcare benefits in 2007 for retirees pre-age 65 and post-age 65, respectively.  The rates were assumed to decrease gradually to 5% and 5.5%, respectively, in 2013 and remain at those levels thereafter.  As of December 31, 2006, we assumed an annual healthcare cost trend rate of 9% for covered healthcare benefits in 2007.  The rate was assumed to decrease gradually to 5% in 2010 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost	$82,929	$(74,916)
Effect on other postretirement benefit obligations	408,238	(378,230)

Plan Assets

Our pension plan weighted-average asset allocations at December 30, 2007 and December 31, 2006, by asset category, are as follows:

	Current Target Allocation	Plan Assets at Year-End
	2008	2007	2006

Equity securities	75%	68%	68%
Debt securities	25%	28%	32%
Other	-	4%	-
Total	100%	100%	100%

Investment Strategy

Our defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations.  Overall investment risk is mitigated by maintaining a diversified portfolio of assets as reflected in the above tables.

Asset allocation target ranges were established to meet our investment objectives.  The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition.

Cash Flows

Contributions

At the current time, we have met the minimum funding requirements for our qualified defined benefit pension plans and are therefore not required to make a contribution to the plans in 2008 for any past years.  In 2007 and 2006, we made annual contributions to the pension plans of approximately $3.2 million and $10.4 million, respectively.  We will most likely make a contribution to the pension plans in 2008, but we cannot estimate the amount at this time.  As there is no funding requirement for the nonqualified defined benefit plans and the Retiree Health and Life Insurance benefit plans, we will contribute the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans.  The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows.  The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2007.

(Dollars in thousands)
	Pension Benefits	Retiree Health and Life Insurance Benefits

2008	$5,740	$782
2009	5,913	778
2010	6,165	795
2011	6,547	812
2012	7,350	800
2013-2017	43,124	4,332

NOTE 6 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees.  Employees can defer an amount they choose, up to the yearly IRS limit, which is $15,500 in 2006 and 2007. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations.  Currently we match up to 5% of an eligible employee’s annual pre-tax contribution at a rate of 50%.  In 2007, 2006 and 2005, 100% of our matching contribution was invested in Company stock. RESIP related expense amounted to $1.3 million in 2007 and $1.1 million in 2006 and 2005, which related solely to our matching contributions.

NOTE 7 - DEBT

Long-Term Debt

We, together with certain of our wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd. have a Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A) and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B).  The Credit Agreement includes a letter of credit sub-facility of up to $75 million.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2007, and is expected to be renewed annually.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate.   The spreads over the LIBOR rate are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

In conjunction with the execution of the Credit Agreement, on November 13, 2006, we terminated an unsecured revolving multi-currency credit facility of $50 million (Prior Agreement).  Borrowings under the Prior Agreement were subject to interest based upon the prime rate or a Eurocurrency loan rate and required us to pay a commitment fee of 30.0 to 37.5 basis points on the maximum borrowings available net of any outstanding borrowings.

There were no borrowings pursuant to the Credit Agreement at December 30, 2007 and December 31, 2006, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  We were in compliance with those covenants at December 30, 2007 and December 31, 2006.

Additionally, we were obligated under an irrevocable standby letter of credit, which guarantees our self-insured workers compensation plan in the amount of $1.3 million at December 30, 2007.  There were no amounts outstanding on this letter of credit as of December 30, 2007.

Interest

For 2007, we have not incurred any interest costs or bank fees on bank commitments and debt.  In 2006, this amount was $0.1 million.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 8 - INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2007	2006	2005
Domestic	$(3,213)	$31,816	$35,615
International	28,398	33,578	4,126
Total	$25,185	$65,394	$39,741

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2007
Domestic	$421	$(4,851)	$(4,430)
International	9,203	(1,285)	7,918
State	252	(423)	(171)
Total	$9,876	$(6,559)	$3,317

2006
Domestic	$14,581	$(7,521)	$7,060
International	9,109	(1,203)	7,906
State	466	(873)	(407)
Total	$24,156	$(9,597)	$14,559

2005
Domestic	$6,878	$(3,900)	$2,978
International	2,708	225	2,933
State	1,020	(962)	58
Total	$10,606	$(4,637)	$5,969

Deferred tax assets and liabilities as of December 30, 2007 and December 31, 2006, respectively, are comprised of the following:

(Dollars in thousands)	2007	2006
Deferred tax assets
Accrued employee benefits and compensation	$7,209	$9,519
Accrued postretirement benefits	3,195	6,316
Other postretirement benefits	4,795	3,269
Investment in joint ventures, net	782	214
Tax credit carryforwards	3,230	-
Restructure charges	2,039	-
Other	2,436	2,583
Total deferred tax assets	23,686	21,901
Less deferred tax asset valuation allowance	-	960
Total deferred tax assets, net of valuation allowance	23,686	20,941
Deferred tax liabilities
Depreciation and amortization	3,522	6,237
Total deferred tax liabilities	3,522	6,237
Net deferred tax asset	$20,164	$14,704

Deferred taxes are classified on the consolidated balance sheet at December 30, 2007 and December 31, 2006 as a net current deferred tax asset of $10.2 million and $9.9 million, respectively, and a net long-term deferred tax asset of $10.0 million and $4.8 million, respectively.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes.  The reasons for this difference are as follows:

(Dollars in thousands)	2007	2006	2005

Tax expense at Federal statutory income tax rate	$8,814	$22,888	$13,909
International tax rate differential	(2,021)	(6,648)	(1,617)
Foreign tax credit	(670)	1,885	(1,174)
General business credits	(926)	(648)	(712)
Nontaxable foreign sales income	-	(1,233)	(2,365)
Manufacturer’s deduction	(195)	(87)	(259)
State income tax expense (benefit), net of federal benefit	(111)	(225)	231
Impairment of nondeductible goodwill	-	1,840	-
Valuation allowance change	(960)	(12)	(60)
Provision to return adjustment	(520)	-	(1,956)
Audit settlement reserve adjustment	-	(2,800)	-
Other	(94)	(401)	(28)
Income tax expense	$3,317	$14,559	$5,969

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate.  In 2007, the third year under this agreement, RSZ reported pretax income of $6.5 million, which was subject to a tax rate of 7.5%, resulting in a decrease of 7 percentage points in our effective tax rate.  In 2008, the tax rate in effect will be 9% and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 15% in 2007, which resulted in a decrease of 7 percentage points in our effective tax rate based upon their pretax income of $8.8 million.  In 2008, the tax rate in effect will be 18%, and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.

There was no valuation allowance recorded against our deferred tax assets at December 30, 2007.  At December 31, 2006 a valuation allowance of $1.0 million was recorded for the net U.S. deferred tax asset associated with the excess foreign tax credits from undistributed foreign earnings available to offset resulting U.S. tax on future foreign source income.  As those credits were utilized during the year ended December 30, 2007, the valuation allowance was released, the effect of which has been reflected in the effective tax rate reconciliation in the adjustment for foreign tax credits.  We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative.  We then record a valuation allowance against the deferred tax assets, which we believe based on the weight of available evidence, will more likely than not be realized.

Through December 30, 2007, we have not provided U.S. income taxes on approximately $102.0 million of unremitted foreign earnings because substantially all such earnings were intended to be reinvested indefinitely outside the U.S.

There were no tax benefits arising from the exercise of stock options in 2007.  The tax benefits in 2006 and 2005 were $4.9 million and $1.5 million, respectively.  These tax benefits have been allocated to additional paid-in-capital in stockholder’s equity when realized.

Income taxes paid, net of refunds, were $9.3 million, $12.7 million and $2.6 million in 2007, 2006 and 2005, respectively.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  At December 30, 2007, we had gross tax-affected unrecognized tax benefits of $8.4 million, all of which if recognized, would impact the effective tax rate.  In addition, at December 30, 2007 we have approximately $0.6 million of accrued interest related to uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	Unrecognized Tax Benefits
Balance as of January 1, 2007	$12,291
Gross increases - tax positions in prior period	4,193
Gross decreases - tax positions in prior period	(3,834)
Gross increases - current period tax positions	245
Settlements	(4,448)
Lapse of statute of limitations	-
Balance as of December 30, 2007	$8,447

It is reasonably possible that a reduction of unrecognized tax benefits in a range of $3 million to $5 million may occur within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax years from 2004 through 2007 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2004.

NOTE 9 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income

Accumulated balances related to each component of accumulated other comprehensive income are as follows:

(Dollars in thousands)	December 30, 2007	December 31, 2006

Foreign currency translation adjustments	$17,802	$13,322
Funded status of pension plans and other post retirement benefits, net of $2,880 and $6,053 in deferred taxes in 2007 and 2006, respectively	(4,700)	(9,877)
Accumulated other comprehensive income	$13,102	$3,445

Capital Stock and Equity Compensation Awards

Under various plans we may grant stock options to officers, directors, and other key employees at exercise prices that range as low as 50% of the fair market value of our stock as of the date of grant.  However, to date, virtually all such options have been granted at an exercise price equal to the fair market value of our stock as of the date of grant.  Except for grants made in 2004 and 2005, regular employee options in the United States generally become exercisable over a four-year period from the grant date and expire ten years after the date of grant.  Stock option grants are also made to non-employee directors, generally on a semi-annual basis. For such director stock options, the exercise price is equal to the fair market value of our stock as of the grant date and they are immediately exercisable and expire ten years after the date of grant. The Company’s 2005 Equity Compensation Plan also permits the granting of restricted stock and certain other forms of equity awards to officers and other key employees.  Stock grants in lieu of cash compensation are also made to non-employee directors.

Shares of capital stock reserved for possible future issuance are as follows:

	December 30, 2007	December 31, 2006

Stock options	2,486,574	2,754,456
Rogers Employee Savings and Investment Plan	170,246	168,205
Rogers Corporation Global Stock Ownership Plan for Employees	350,740	374,998
Stock to be issued in lieu of deferred compensation	30,561	31,282
Total	3,038,121	3,328,941

Each outstanding share of Rogers capital stock has attached to it a stock purchase right.  One stock purchase right entitles the holder to buy one share of Rogers capital stock at an exercise price of $240.00 per share.  The rights become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial block of Rogers capital stock.  In certain circumstances, holders may acquire Rogers stock, or in some cases the stock of an acquiring entity, with a value equal to twice the exercise price.  The rights expire on March 30, 2017 but may be exchanged or redeemed earlier.  If such rights are redeemed, the redemption price would be $0.01 per right.

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

In 2004, prior to the adoption of SFAS 123R, we immediately vested options for a total of 316,000 shares that were granted that year. The effect of this vesting increased 2004 pro-forma stock-based compensation expense by approximately $5.8 million.  In November 2005, we accelerated the vesting of certain out-of-the money unvested non-qualified stock options granted in 2003, which increased 2005 pro-forma stock-based compensation expense by approximately $2.3 million.  Also in 2005, we accelerated certain outstanding in-the-money unvested non-qualified stock options granted in 2002, which increased 2005 pro-forma stock-based compensation expense by approximately $0.5 million and resulted in an immaterial charge to earnings in 2005.  Additionally, we immediately vested options for a total of 419,000 shares that were granted in 2005, which increased pro-forma stock-based compensation expense by approximately $6.9 million.  For those stock options that were immediately vested in 2004 and 2005, shares obtained through these grants cannot be sold until after the fourth anniversary of the respective grant date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination.  For those stock options with vesting schedules that were accelerated in 2005, any shares acquired pursuant to such accelerated vesting schedules cannot be sold until the original vesting date, unless the individual’s employment is ended due to retirement, disability, death or involuntary termination.  Options issued to our Belgian employees and incentive stock options (ISOs) issued prior to the adoption of SFAS 123R were not accelerated. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate future compensation expense that we would otherwise have been required to recognize in its statements of income beginning in the first quarter of 2006 in accordance with SFAS 123R.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted in 2007, 2006 and 2005 were calculated using the following weighted average assumptions:

	December 30, 2007	December 31, 2006	January 1, 2006
Options granted	250,736	203,679	500,499
Weighted average exercise price	50.70	51.09	36.91
Weighted-average grant date fair value	24.13	23.52	16.51
Assumptions:
Expected volatility	36.75%	38.5%	39.7%
Expected term (in years)	7.0	6.3	6.3
Risk-free interest rate	4.67%	4.67%	2.96%
Expected dividend yield	-	-	-

Expected volatility – In determining expected volatility, we have considered a number of factors, including historical volatility and implied volatility.

Expected term – We use historical employee exercise data to estimate the expected term assumption for the Black-Scholes valuation.

Risk-free interest rate – We use the yield on zero-coupon U.S. Treasury securities for a period commensurate with the expected term assumption as its risk-free interest rate.

Expected dividend yield – We currently do not pay dividends on our common stock; therefore, a dividend yield of 0% was used in the Black-Scholes model.

In most cases, we recognize expense using the straight-line attribution method for both pre- and post-adoption grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of its historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued subsequent to adoption of SFAS 123R.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Our employee stock option agreements contain a retirement provision, which results in the vesting of any unvested options immediately upon retirement.  This provision effects the timing of option expense recognition for optionees meeting the criteria for retirement.   In accordance with SFAS 123R, we are recognizing compensation expense over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period or upon grant if the employee is eligible for retirement.

A summary of the activity under our stock option plans as of December 30, 2007 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,118,631	$37.94
Options granted	250,736	50.70
Options exercised	(264,531)	26.91
Options cancelled	(115,190)	48.08
Options outstanding at December 30, 2007	1,989,646	40.39	6.2	$16,418,453
Options exercisable at December 30, 2007	1,653,331	38.27	5.7	16,373,617
Options vested or expected to vest at December 30, 2007 *	1,958,822	40.21	6.2	16,415,454

*  In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to  vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the year ended December 30, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $3.4 million, and the total amount of cash received from the exercise of these options was $6.7 million. The total grant-date fair value of stock options that vested during the year ended December 30, 2007 was approximately $4.2 million.

As of December 30, 2007, there was $3.2 million of total unrecognized compensation cost related to unvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of activity under the stock options plans for the fiscal years ended 2007, 2006 and 2005 is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	2,118,631	$37.94	2,565,813	$34.63	2,371,937	$32.86
Granted	250,736	50.70	203,679	51.09	500,499	36.91
Exercised	(264,531)	26.91	(636,579)	28.62	(284,971)	23.53
Cancelled	(115,190)	48.08	(14,282)	46.13	(21,652)	39.76
Outstanding at year-end	1,989,646	$40.39	2,118,631	$37.94	2,565,813	$34.63
Options exercisable at end of year	1,653,331		1,916,387		2,502,595

Restricted Stock

In the first quarter of 2006, we started granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.

We recognize compensation expense on these awards ratably over the vesting period.  The fair value of the award is determined based on the market value of the underlying stock price at the grant date.  The amount of compensation expense recognized over the vesting period will be based on our projections of the performance of earnings per share over the requisite service period and, ultimately, how that performance compares to the defined performance measure.  If, at any point during the vesting period, we conclude that the ultimate result of this measure will change from that originally projected, we will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period.  We granted restricted stock awards for 22,700 and 23,900 shares in 2007 and 2006, respectively.  We recognized $0.6 million and $0.7 million of compensation expense related to restricted stock awards in the years ended December 30, 2007 and December 31, 2006, respectively.  The 2007 expense represents a projected payout of 160% of the award granted in 2006 and 0% of the award granted in 2007.  The expense in 2006 represents a projected payout of 200% of the award granted in 2006.

As of December 30, 2007, there was $0.7 million of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.5 million of compensation expense associated with the plan in each of the years ended December 30, 2007 and December 31, 2006.

Common Stock Repurchase Plan

On October 27, 2005, our Board of Directors approved a buyback program, under which we were authorized to repurchase up to an aggregate of $25 million in market value of common stock over a twelve-month period.  Under this buyback program, we repurchased approximately 95,000 shares of common stock at an aggregate purchase price of $3.6 million.  There were no repurchases in 2006, and in October 2006 the program expired with authorization to repurchase approximately $21.4 million of common stock remaining.  On February 15, 2007, our Board of Directors approved a new buyback program, under which we were authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  During 2007, we repurchased a total of 810,380 shares of common stock, for a total of $35.5 million.  On February 15, 2008, our Board of Directors approved a new buyback program, under which we are authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period. Under this most recent buyback program, the Board of Directors has also authorized us to enter into one or more 10b5-1 Trading Plans to operate under the buyback program.  The terms of any such 10b5-1 Trading Plans will be determined if and when they are entered into.

Liability Based Awards

Stock Appreciation Rights

Prior to the third quarter of 2006, we offered stock appreciation rights (SARs) to certain employees.  These rights vested in one-third increments on the 2nd, 3rd and 4th anniversary dates of the grant and expire on the 10th anniversary of the grant date or three months after termination, whichever occurs first.  These rights could only be settled in cash and, therefore, qualified as liability-based awards under SFAS 123R.  We recognized compensation expense on these rights ratably over the vesting period.  The fair value of the award was determined using the Black-Scholes option-pricing model and, since these awards were liability awards, the awards were revalued at each reporting period and compensation expense was adjusted accordingly.  The expense recorded during 2006 related to this program was minimal.  As of the third quarter of 2006, the SAR program was discontinued and replaced by a cash-based incentive program based on service time with the Company.

Impact on Earnings

As a result of adopting SFAS 123R on January 2, 2006, our net income before taxes for the year ended December 31, 2006 was lower by $3.7 million, and net income was lower by $2.2 million, than if we had continued to account for share-based compensation under APB 25.  Cash flow from operations was lower by $4.9 million and the cash flow from financing activities was higher by $4.9 million.  Basic and diluted earnings per share were lower for the year by $0.13 and $0.13 than if we had continued to account for share-based compensation under APB 25.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded for the year ended January 1, 2006, based on the fair-value method under SFAS 123.

(Dollars in thousands, except per share amounts)	January 1, 2006
Net income, as reported	$16,440
Less: Total stock-based compensation expense determined under Black-Scholes option pricing model, net of related tax effect	7,344
Pro-forma net income	$9,096

Basic earnings per share
As reported	$1.01
Pro-forma	$0.56

Diluted earnings per share
As reported	$0.98
Pro-forma	$0.54

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

Our principal noncancellable operating lease obligations are for building space and vehicles.  The leases generally provide that we pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions.  We also have leases that are cancellable with minimal notice.  Leases are accounted for under SFAS 13, Accounting for Leases.  Lease expense was $1.9 million in 2007, $1.5 million in 2006, and $1.6 million in 2005.

Future minimum lease payments under noncancellable operating leases at December 30, 2007, aggregated, are $2.3 million.  Of this amount, annual minimum payments are $1.2 million, $0.6 million, $0.3 million, and $0.1 million for years 2008 through 2011, respectively.

Environmental Activities and General Litigation

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that, under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million.  We recorded a reserve for this amount in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  In 2007, we filed a waiver with the CT DEP to discontinue the groundwater monitoring following favorable results indicating successful remediation of the site and are awaiting a response from the CT DEP.  The cost of monitoring, which thus far has not been material and is not expected to be material in the future, is treated as period expense when incurred.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRP’s.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of December 30, 2007, which approximates our share of the low end of the range.

In all our superfund cases, we believe we are a de-minimis participant and have only been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of these cases having a material adverse effect on our results of operations, financial position or cash flows is remote.  These cases have been ongoing for many years and we believe that they will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  A revised plan was subsequently submitted to the CT DEP and also rejected.  We have submitted an amendment to the revised plan, which includes the installation and maintenance of a pump and treat system for a well at the location.  We are awaiting a decision from the CT DEP on the amendment to the revised plan; however, we have estimated the cost of the system to be approximately $0.1 million and have accrued for this liability.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

Over the past several years, there has been an increase in certain U.S. states in asbestos-related product liability claims brought against numerous industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products.  We have been named, along with hundreds of other companies, as a defendant in some of these claims.  In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, it merely represents jurisdictional amounts or amounts to be proven at trial.  Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury.  Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants.  As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly linked to us.

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in 1987.

•	Claims

We have been named in asbestos litigation primarily in Pennsylvania, Illinois, and Mississippi.  As of December 30, 2007, there were approximately 175 pending claims compared to 148 pending claims at December 31, 2006. The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we are in getting these cases dismissed or settled.  In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants. Therefore, we cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and then again in 2006, but increased slightly in 2007.

•	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products.  We continue to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products. In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to our asbestos-containing products. Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

•	Dismissals and Settlements

Cases that we are involved in typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims. In 2007 and 2006, we were able to have approximately 59 and 76 claims dismissed, respectively, and settled 12 and 15 claims, respectively.  Our insurance carriers have paid the majority of costs, including the majority of costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $2 million in 2007 and approximately $5.1 million in 2006.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party, and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants.  To date, we have been successful in obtaining dismissals for many of the claims and have settled only a limited number. The majority of settled claims were settled for immaterial amounts, and our insurance carriers have paid the majority of such costs. In addition, to date, we have not been required to pay any punitive damage awards.

•	Potential Liability

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to have a formal analysis performed to determine our potential future liability and related insurance coverage for asbestos-related matters.  This determination was made based on several factors, including the growing number of asbestos-related claims, at the time, and the related settlement history.  As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist us in projecting the Company’s future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, our limited claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

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

To date, our primary insurance carriers have provided for substantially all of the settlement and defense costs associated with our asbestos-related claims.  However, as claims continued, we determined, along with our primary insurance carriers, that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and ourselves.  As of November 5, 2004, an interim cost sharing agreement was established that provided that the primary insurance carriers would continue to pay all resolution and defense costs associated with these claims until a definitive cost sharing arrangement was consummated.  This interim agreement was superseded by a definitive cost sharing agreement, which was finalized on September 28, 2006.  The cost sharing formula in the definitive agreement is essentially the same as in the formula in the interim agreement.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  In 2006, based on the assumptions employed by and the updated report prepared by NERA and other variables we recorded a reserve for our estimated bodily injury liabilities for asbestos-related matters, including projected indemnity and legal costs, for the five-year period through 2011 in the undiscounted amount of $22.9 million.  Likewise, based on the updated analysis prepared by Marsh, we recorded a receivable for our estimated insurance recovery of $22.7 million.  NERA and Marsh updated their respective analyses for 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.

The amounts that we have recorded for the asbestos-related liability and the related insurance receivables described above were based on currently known facts and a number of assumptions.  Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amounts cannot be estimated at this time. We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental and General Litigation Matters

•
In 2004, we became aware of a potential environmental matter at our facility in Korea involving possible soil contamination.  An initial assessment of the site was completed and confirmed that there is contamination.  We believe that such contamination is historical and occurred prior to our occupation of the facility.  As of December 30 2007, we are no longer occupying this site and it has been returned to the prior owner.  Based on our assessment, we believe that we are under no obligation to remediate the site.

•
We became aware of a potential environmental matter involving soil contamination at one of our European facilities.  We believe that the contamination is a historical issue attributed to the former owner of the site.  Early 2007 we completed a Descriptive Soil Investigation (DSI) at the site, and the contamination appeared to be localized in the area of the former underground storage tanks.  We subsequently received approval of our Remedial Action Plan from the OVAM, the applicable Belgian regulatory agency.  As of December 30, 2007, the site has been remediated per our approved Remedial Action Plan and we have no future obligation related to this site.

•
In 2005, we began to market our manufacturing facility in South Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains accrued at December 30, 2007.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  In connection with this dispute, we had previously filed a lawsuit against CalAmp in the United States District Court, District of Massachusetts, seeking a declaratory judgment affirming that we are not liable to CalAmp.  Our lawsuit against CalAmp was dismissed because a California venue was deemed the most appropriate forum to address the parties’ dispute.  The dismissal of our Massachusetts action did not address or affect the merits of any claims or defenses.  .  CalAmp’s suit against us is proceeding, although a trial date has not yet been set.  We intend to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, we cannot determine the probability of success in such defenses or the range of any potential loss that may occur as a result of these proceedings.

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

NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As of December 30, 2007, we have identified nine operating segments and have aggregated those segments into four reportable segments as follows: Printed Circuit Materials, High Performance Foams, Custom Electrical Components, and Other Polymer Products.  The following is a description of each reportable segment.

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

Other Polymer Products:  This reportable segment consists of three operating segments that produce the following products:  elastomer component products, which include floats for fill level sensing in fuel tanks, motors and storage tanks and elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines, and automated teller machines; nonwoven composite materials that are manufactured for medical padding, industrial prefiltration applications, and consumable supplies in the lithographic printing industry and polyester based industrial laminates that are sold mostly to telecommunications and data communication cable manufacturers for shielding electromagnetic and radio frequency interference and to automotive component manufacturers for making flat, etch-foil heaters.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  We evaluate performance based on many factors including sales, sales trends, margins and operating performance.

Inter-company transactions, which are generally priced with reference to costs or prevailing market prices, have been eliminated from the data reported in the following tables.

Reportable Segment Information

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total

2007
Net sales	$143,820	$110,592	$135,142	$41,800	$431,354
Operating income (loss)	1,214	20,037	(4,068)	(2,927)	14,256
Total assets	186,496	119,442	125,395	39,615	470,948
Capital expenditures	15,463	6,057	5,943	3,526	30,989
Depreciation	5,247	3,623	14,179	2,215	25,264
Equity income in unconsolidated joint ventures	250	7,837	-	-	8,087

2006
Net sales	$153,552	$103,207	$149,364	$39,627	$445,750
Operating income (loss)	13,295	21,817	14,744	(434)	49,422
Total assets	210,121	117,688	114,526	37,383	479,718
Capital expenditures	5,188	4,481	10,673	2,720	23,062
Depreciation	3,993	3,357	11,375	168	18,893
Equity income in unconsolidated joint ventures	2,396	6,167	-	-	8,563

2005
Net sales	$143,278	$88,912	$79,995	$36,493	$348,678
Operating income (loss)	19,519	24,598	(4,311)	(7,113)	32,693
Total assets	185,226	88,361	103,901	21,026	398,514
Capital expenditures	3,747	2,965	16,940	4,961	28,613
Depreciation	4,712	3,844	6,199	1,792	16,547
Equity income in unconsolidated joint ventures	2,943	2,308	-	-	5,251

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2007	2006	2005	2007	2006

United States	$119,979	$121,072	$110,380	$69,879	$75,591
Asia	201,051	228,494	165,316	50,574	44,841
Europe	88,503	83,487	64,674	36,881	32,084
Other	21,821	12,697	8,308	-	-
Total	$431,354	$445,750	$348,678	$157,334	$152,516
(1) Net sales are attributed to countries based on the location of the customer.
(2) Long-lived assets are based on the location of the asset and include goodwill and other intangibles and property, plant and equipment.

NOTE 12 - RESTRUCTURING / IMPAIRMENT CHARGES

The following table summarizes the restructuring and impairment charges (recoveries) recorded in income from continuing operations for each of the fiscal years in the three-year period ended December 30, 2007:

(Dollars in thousands)
	2007	2006	2005
Inventory charges (1)
Printed Circuit Materials	$2,500	$--	$--
Custom Electrical Components	5,062	--	--
	7,562	--	--

Inventory recoveries (1)
Printed Circuit Materials	(1,278)	--	--
Custom Electrical Components	(971)	--	--
	(2,249)	--	--

Property, plant and equipment charges (1)
Printed Circuit Materials	630	--	652
Custom Electrical Components	2,500	--	--
	3,130	--	652

Prepaid license charges (2)
Custom Electrical Components	1,843	--	--
	1,843	--	--

Goodwill impairment (3)
Other Polymer Materials	525	5,013	--
	525	5,013	--

Severance (3)	3,013	--	--

Total charges	$13,824	$5,013	$652

(1)
These amounts are included in cost of sales on our condensed consolidated statements of income with the exception of a) $0.5 million in the Custom Electrical Components reportable segment in 2007 which is recorded in selling and administrative expenses on our condensed consolidated statements of income and b) $0.7 million in the Printed Circuit Materials reportable segment in 2005 which is included in restructuring and impairment charges on our condensed consolidated statements of income.

(2)	These amounts are included in selling and administrative expenses on our condensed consolidated statements of income.
(3)	These amounts are included in restructuring and impairment charges on our condensed consolidated statements of income.

Durel

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  We also expect to have substantially all EL production, including lamps for the automotive industry, shifted to our China facility by the end of the second quarter of fiscal year 2008.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  We expect to incur additional charges of approximately $0.4 million in the first quarter of 2008 related to these restructuring activities.

Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which is aggregated into our Printed Circuit Materials reportable segment.  This charge was related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials segment.  We also determined, based on business conditions at that time that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.  We expect to incur minimal charges in the first quarter of 2008 related to these restructuring activities.

Composite Materials

In 2007, we recorded a non-cash pre-tax charge of $0.5 million related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which was material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which we had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.  No additional charges related to the impairment of the goodwill associated with the composite materials operating segment were recorded during the remainder of 2007.

Polyester-Based Industrial Laminates

In the second quarter of 2006, we recorded a non-cash pre-tax charge of $5.0 million related to the impairment of the goodwill related to the polyester-based industrial laminates (PBIL) operating segment, which is aggregated into our Other Polymer Products reportable segment.  This operating segment has historically focused its product offerings in the cable market, which is a market that has become more commodity-based with increased competition, and has experienced significant raw material price increases, particularly in copper and aluminum.  Over the past few years, we chose to change our strategic focus and long-term operational plans to the non-cable industry, which we believed would yield higher margins and less competition.  In the second quarter of 2006, a customer notified us that a key program related to a new, emerging technology had been cancelled.  This customer, a major automotive manufacturer, had initially designed our new product into one of its programs, but decided to incorporate a different, less expensive technology into the program instead.  This program was a key strategic initiative related to the long-term growth of this operating segment in the non-cable industry.  The nature of this product required a design-in period of at least a few years in advance of the end product becoming available to consumers; therefore, the cancellation of this program significantly affected the long-term forecasts and projections of the business and consequently, the fair value of the business at that time.  We determined that the cancellation of this program was an indicator of impairment due to the significance of the program on the long-term revenue and margin growth of this business.  Consequently, we performed an impairment analysis on the PBIL operating segment under SFAS 142.  In the previous impairment analysis prepared by us related to the PBIL operating segment in the fourth quarter of 2005 as part of our annual valuation performed in accordance with SFAS 142, we utilized annual revenue growth rates of approximately 5%, which considered the future sales of this new technology in the program it was designed into at that time.  As a result of the cancellation of the program, we revised our growth projections to approximately 2% annually and also revised our projected margin levels for the revised product mix projections and higher than expected raw material prices.  The impairment analysis, which was completed as part of the second quarter of 2006 closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $5.0 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.

High Frequency Materials

In accordance with SFAS 144, an impairment charge of approximately $0.7 million was recorded in 2005 on certain manufacturing equipment related to the high frequency materials operating segment.  Specifically, the charge relates to certain idle presses used in the high frequency manufacturing processes.  At the end of 2005, we determined that there were no alternative uses for this equipment and no market was available to sell it.  Accordingly, an impairment charge was recorded to write the equipment down to its estimated fair value.

Severance

In 2007, as part of the restructuring activities previously discussed, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $3.0 million of severance charges in 2007.  In addition, we made severance payments of $1.3 million in 2007.

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 31, 2006	$--
Provisions	3,013
Payments	(1,289)
Other Adjustments	(152)
Balance at December 30, 2007	$1,572

NOTE 13 - DISCONTINUED OPERATIONS

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  Operating income of $0.3 million and operating losses of $4.4 million and $17.3 million, all net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.   Net sales associated with the discontinued operations were $1.9 million, $8.8 million and $7.4 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.  The tax related to the discontinued operations was $0.2 million of tax expense for December 30, 2007 and $2.7 million and $10.6 million of tax benefit for December 31, 2006 and January 1, 2006, respectively.

Previously, in 2005, we recorded a non-cash pre-tax charge of $22.0 million, which has been included in the loss from discontinued operations shown for the year in our condensed consolidated statements of income, related to the polyolefin foams operating segment.  This charge included a $20.4 million impairment charge on certain long-lived assets and $1.6 million in charges related to the write down of inventory and receivables related to the polyolefin foam business.  These charges were the result of the cumulative events that occurred since the purchase of the polyolefin foam business in the beginning of fiscal year 2002.  At that time, we acquired certain assets of the polyolefin foam business, including intellectual property rights, inventory, machinery and equipment, and customer lists from Cellect LLC.  We migrated the manufacturing process to our Carol Stream, Illinois facility, which we completed at the end of the third quarter of 2004.  This migration included the development of new process technology and the purchase of custom machinery, which we believed at the time would allow us to gain efficiencies in the manufacturing process and improvements in product quality.  After completing this transition, we focused on realizing these previously anticipated efficiencies and improvements, but encountered a variety of business issues, including changing customer requirements in the polyolefin marketplace, a significant increase in raw material costs, and other quality and delivery issues.  In light of these circumstances, we commenced a study in the first quarter of 2005 to update our market understanding and assess the long-term viability of the polyolefin foam business.  This study was completed in the second quarter of 2005 and confirmed that the business environment surrounding the polyolefin foam business had changed from the time of our initial purchase in 2002, which caused us to revisit our business plan for the polyolefin foam business.  At that time, the polyolefin foam business was experiencing significant operating losses and, during the second quarter of 2005, we concluded that under the existing circumstances it would be very difficult and cost prohibitive to produce the current polyolefin products on a profitable basis and decided to scale back on the business by shedding unprofitable customers and concentrating on developing new, more profitable polyolefin products.  This conclusion led to the performance of an impairment analysis that was conducted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) and SFAS 142 and resulted in the $22.0 million charge recorded in 2005.

Subsequently, we worked to improve the operating performance and cash flows of the newly restructured business.  We shed the most unprofitable product lines, which resulted in the retention of only one significant customer.  In order to achieve acceptable profitability levels, we negotiated a prospective arrangement with this customer, which included a significant pricing increase and preferred supplier status for this particular product.  This agreement would be effective for a one-year period beginning in January 2006.  However, given the apparent mutually beneficial relationship with this customer at that time, we believed that this arrangement would be sustained for a longer period of time, which would generate sufficient cash flows to allow further growth in this business.   In particular, we believed that the related polyolefin products being purchased by this customer had a distinct technological advantage in the marketplace.  At the end of 2005, the long-term projections associated with this business were based on the newly negotiated contract, the assumption that this contract would be renewed at the end of 2006, and the organic growth we had experienced with this customer since the acquisition of the business, which we believed would continue in the future.  The anticipated improvements in the business were further validated by the significant improvements in operating results and cash flows in the second half of 2005 as compared to the first half of the year and the further improvement achieved in the first half of 2006.  Overall, these projections supported the recoverability of the residual asset base of the polyolefin foam business and we determined that no additional impairment charges were necessary at the end of 2005.

In the second quarter of 2006, however, this customer approached us with a demand to significantly reduce the pricing of our products, as well as to reduce volume levels of purchases from us.  Although this demand was not prohibited under the terms of the existing supply agreement, compliance would have resulted in immediate and significant reductions in profitability levels that were inconsistent with previous projections.  This led us to begin negotiations on a new contract that would be effective after the existing contract expired at the end of 2006.  We believed that, even under the most favorable outcome, the results of this negotiation would have a significant negative impact on the long-term outlook of our polyolefin foam business as the business would be impacted by both lower product pricing and lower volume levels, resulting in lower long-term revenues and operating margins.  We concluded that this pending contract and change in the business relationship with this customer was an indicator of impairment that triggered an impairment analysis on the remaining assets of the polyolefin foam business under SFAS 144 and SFAS 142.  The impairment analysis, which was completed as part of the second quarter 2006 closing process with the assistance of an independent third-party appraisal firm, resulted in us recording an impairment charge of $6.3 million in 2006 related to the goodwill associated with this business.  This $6.3 million charge is included in the loss from discontinued operations shown for 2006 in our condensed consolidated statements of income.

Additionally, in the second quarter of 2006, a former customer of our polyolefin foam business filed suit against us for a multitude of alleged improprieties, including breach of contract, although we were not formally served in this lawsuit.  In the third quarter of 2007, we reached a final settlement agreement with this former customer that included the transfer of ownership of substantially all the remaining assets of the polyolefin foam business, as well as the payment of approximately $1.9 million to this customer, which had been previously accrued.  As a result of this agreement, we will no longer participate in the polyolefin foam marketplace.  Subsequently, in the third quarter of 2007, we ceased operations of the polyolefin foams operating segment.

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2007 and 2006.  The first quarter 2007 and third quarter 2007 diluted net income per share amounts have been adjusted from amounts previously reported, to reflect a correction in our diluted share calculation for 2007.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007

Net sales	$115,071	$97,891	$109,626	$108,766
Cost of sales	79,994	82,246	78,448	75,029
Gross Margin	35,077	15,645	31,178	33,737
Net income (loss) from continuing operations	9,441	(4,665)	9,096	7,995

Income (loss) from discontinued operations, net of tax	70	335	(146)	(2)

Net income	$9,511	$(4,330)	$8,950	$7,993

Basic net income per share:
Income from continuing operations	$0.56	$(0.28)	$0.55	$0.49
Income (loss) from discontinued operations, net	-	0.02	(0.01)	-
Net income	$0.56	$(0.26)	$0.54	$0.49

Diluted net income (loss) per share:
Income from continuing operations	$0.55	$(0.28)	$0.55	$0.48
Income (loss) from discontinued operations, net	-	0.2	(0.01)	-
Net income	$0.55	$(0.26)	$0.54	$0.48

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006

Net sales	$100,797	$102,500	$121,588	$120,865
Cost of sales	65,328	69,106	83,948	86,500
Gross Margin	35,469	33,394	37,640	34,365
Net income from continuing operations	12,424	7,509	16,741	14,160

Income (loss) from discontinued operations, net of tax	183	(3,512)	438	(1,489)

Net income	$12,607	$3,997	$17,179	$12,671

Basic net income per share
Income from continuing operations	$0.75	$0.45	$0.99	$0.84
Income (loss) from discontinued operations, net	0.01	(0.21)	0.03	(0.09)
Net income	$0.76	$0.24	$1.02	$0.75

Diluted net income (loss) per share:
Income from continuing operations	$0.73	$0.43	$0.97	$0.80
Income (loss) from discontinued operations, net	0.01	(0.20)	0.02	(0.08)
Net income	$0.74	$0.23	$0.99	$0.72

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period

Allowance for Doubtful Accounts

December 30, 2007	$1,797	$283	$(659)	$12	$1,433
December 31, 2006	1,483	277	(7)	44	1,797
January 1, 2006	1,767	266	(436)	(114)	1,483

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 30, 2007.  The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2007 in alerting management on a timely basis to information required to be included in the Company’s submissions and filings under the Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 30, 2007, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which report appears below.

ROGERS CORPORATION
Rogers, Connecticut
February 27, 2008

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company completed the implementation of a new Enterprise Resource Planning ("ERP") system at its Asian subsidiaries during the fourth quarter of 2007.  The implementation is part of a Company-wide initiative to replace its many stand-alone legacy computer systems with a more efficient fully integrated global system.  As a matter of course in such implementations, certain internal controls surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed.  The ERP system implemented in Asia was previously successfully implemented by the Company in certain of its U.S. facilities as well as its facility in Belgium. The phased-in approach the Company is taking reduces the risks associated with making these changes, and in addition, the Company is taking the necessary steps to monitor and maintain appropriate internal controls during these implementations.  These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.  Except for the ERP implementation discussed, there were no changes in the Company's internal control over financial reporting during the quarter ended December 30, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2007 of Rogers Corporation and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
February 22, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings; Certain Committees” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.  Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in our Proxy Statement for our 2008 Annual Meeting of Shareholders that will be filed within 120 days after the close of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers.  The code of business conduct and ethics is posted on our website at http://www.rogerscorporation.com and is also available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn: Vice President and Secretary.  We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer (or others performing similar functions) by posting such information on our website.  Our website is not incorporated into or a part of this Form 10-K.

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Directors’ Compensation”, “Meetings; Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Proxy Statement for our 2008 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions "Stock Ownership of Management", "Beneficial Ownership of More Than Five Percent of Rogers Stock", and “Equity Compensation Plan Information” in our Proxy Statement for our 2008 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Person Transactions” and “Director Independence” in our Proxy Statement for our 2008 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2008 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Schedules – See Item 8.

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

3a	Restated Articles of Organization of Rogers Corporation, as amended, filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007*.

4a
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K.  The Registrant hereby agrees to furnish these instruments with the Commission upon request.

4b
Shareholder Rights Agreement, dated as of February 22, 2007, between Rogers Corporation and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s registration statement on form 8-A filed on February 23, 2007*.

10b	Description of the Company's Life Insurance Program**, filed as Exhibit K to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1980*.

10c	Rogers Corporation 2004 Annual Incentive Compensation Plan** (2004), filed as Exhibit 10c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10d
Rogers Corporation 1988 Stock Option Plan** (as amended December 17, 1988, September 14, 1989, October 23, 1996, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006).  The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*.  The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10e
Rogers Corporation 1990 Stock Option Plan** (as restated and amended on October 18, 1996, December 21, 1999, amended on April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, December 4, 2002 and October 27, 2006).  The October 18, 1996 restatement and amendment was filed as Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*.  The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*.  The October 7, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10f	Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

10g	Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the 1987 fiscal year. *

10h
Rogers Corporation 1994 Stock Compensation Plan** (as restated and amended on October 17, 1996, amended on December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006).  The 1994 plan, as amended and restated on October 17, 1996, was filed as Exhibit 10h to the 1996 Form 10-K*.  The 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment were filed as Exhibit 10h to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10i
Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** (1994, as amended December 26, 1995, December 27, 1996 and as restated and amended December 21, 1999, October 7, 2002, and December 5, 2002).  The 1994 plan, the December 26, 1995 and December 27, 1996 amendments were filed as Exhibit 10i to the 1994 Form 10-K, 1995 Form 10-K, and 1996 Form 10-K, respectively*.  The December 21, 1999 restatement and amendment were filed as Exhibit 10i to the 1999 Form 10-K*.  The October 7, 2002 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*.  The December 5, 2002 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The December 18, 2006 amendment was filed as Exhibit 10i to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*. The October 24, 2007 amendment and restatement was filed as Exhibit 10i to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*.

10j
Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (1993, as amended on December 22, 1994, December 21, 1995, December 22, 1995, April 17, 1996 and as restated and amended on December 21, 1999, October 7, 2002, and December 5, 2002).  The 1993 plan and the 1994 amendments were filed as Exhibit 10j to the 1994 Form 10-K*.  The 1995 and 1996 amendments were filed as Exhibit 10j to the 1995 Form 10-K and 1996 Form 10-K, respectively*.  The December 21, 1999 restatement and amendment were filed as Exhibit 10j to the 1999 Form 10-K*.  The October 7, 2002 amendment was filed as Exhibit 10j to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *.  The December 5, 2002 amendment was filed as Exhibit 10j to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. The October 24, 2007 amendment and restatement was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*.

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

10l
Rogers Corporation 1998 Stock Incentive Plan**(1998, as amended September 9, 1999, December 21, 1999, April 18, 2000, June 21, 2001, October 10, 2001, August 22, 2002, November 7, 2002, December 5, 2002, February 19, 2004, and October 27, 2006). The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*.  The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*.  The October 10, 2001 and November 7, 2002 amendments were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, December 5, 2002 amendment and February 19, 2004 amendment were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

101-1	Amendment, effective April 28, 2005 to 1998 Stock Incentive Plan**, filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 2, 2005*.

10m
Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*.  The September 7, 2001 and October 25, 2002 amendments were filed as Exhibit 10m-1 and Exhibit 10m-2, respectively to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.  A December 22, 2005 amendment was filed as Exhibit 10m-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 * and fourth amendment dated March 31, 2006 was filed as Exhibit 10m-4 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

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

10r	Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10r-1	Amendment No. 1 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-1 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2005*.

10r-2	Amendment No. 2 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-2 to Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2005*.

10r-3	Amendment No. 3 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10r-4	Amendment No. 4 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10r-5	Amendment No. 5 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-5 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10r-6	Amendment No. 6 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-6 to the Registrant’s Quarterly Report on Form 10-Q filed November 20, 2006*.

10r-7	Amendment No. 7 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10r-8	Amendment No. 8 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-8 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007*.

10r-9	Amendment No. 9 to Summary of Director and Executive Officer Compensation**, filed herewith*.

10s	Form of 1991 Special Severance Agreement**, filed as Exhibit 10s to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10t	Schedule of 1991 Special Severance Agreements**, filed as Exhibit 10t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10u	Form of Indemnification Agreement for Officers**, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10v	Schedule of Indemnification Agreements for Officers**, filed as Exhibit 10v to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10v-1	Amendment No. 1 to Schedule of Indemnification Agreements for Officers**, filed as Exhibit 10v-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10v-2	Amendment No. 2 to Schedule of Indemnification Agreements for Officers**, filed herewith.

10w	Form of Indemnification Agreement for Directors**, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10x	Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10x-1	Amendment No. 1 to Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10x-2	Amendment No. 2 to Schedule of Indemnification Agreements for Directors**, filed herewith.

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

10ag	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10ag-1	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10ag-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ah
Form of Non-Qualified Stock Option Agreement (For Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

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

10aj
Rogers Corporation 2005 Equity Compensation Plan** (the “2005 Plan”) filed as Exhibit 10.1 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.  First Amendment to the 2005 Plan, filed as Exhibit 10aj-1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006*.  Second Amendment to the 2005 Plan, filed as Exhibit 10aj-2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006*.

10ak	Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.

10al
Form on Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10.4 to the Registrant’s registration statement on Form S-8 filed on April 20, 2005*.

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

10am	Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.

10am-1	Revised Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed as Exhibit 10am-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10an	Form of Stock Appreciation Right Agreement under the 2005 Plan**, filed as Exhibit 10.6 to the Registrant’s registration statement on Form S-8 filed April 29, 2005*.

10ao	Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s registration statement on Form S-8 filed April 29, 2005*.

10ap
Form of Performance-Based Restricted Stock Award Agreement under the 2005 Plan**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 and as amended on Form 8-K/A filed on May 10, 2006*.

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

10aaa
Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut dated November 13, 2006, filed as Exhibit 10aaa to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*+.

10aab
Summary of October 27, 2006 Board of Directors Approved Amendments to (i) Rogers Corporation 1988 Stock Option Plan, as amended, (ii) Rogers Corporation 1990 Stock Option Plan, as restated and amended, (iii) Rogers Corporation 1994 Stock Compensation Plan, as restated and amended and (iv) Rogers Corporation 1998 Stock Incentive Plan, as amended, and to Certain Other Employee Benefit or Compensation Plans**, filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10aac
Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended**, filed as Exhibit 10aac to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007*.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Marsh U.S.A., Inc., filed herewith.

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

*
In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the SEC, which documents are hereby incorporated by reference.

**	Management Contract.

+	Confidential Treatment granted for the deleted portion of this Exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGERS CORPORATION
(Registrant)

/s/ Dennis M. Loughran	/s/ Paul B. Middleton
Dennis M. Loughran	Paul B. Middleton
Vice President, Finance and Chief Financial Officer	Treasurer and
Principal Financial Officer	Principal Accounting Officer

Dated:  February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Robert D. Wachob	/s/ Gregory B. Howey
Robert D. Wachob President and Chief Executive Officer Director Principal Executive Officer	Gregory B. Howey Director

/s/ Dennis M. Loughran	/s/ Leonard R. Jaskol
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Leonard R. Jaskol Director

/s/ Paul B. Middleton	/s/ Carol R. Jensen
Paul B. Middleton Treasurer and Principal Accounting Officer	Carol R. Jensen Director

/s/ Leonard M. Baker	/s/ Eileen S. Kraus
Leonard M. Baker Director	Eileen S. Kraus Director

/s/ Walter E. Boomer	/s/ J. Carl Hsu
Walter E. Boomer Director	J. Carl Hsu Director

/s/ Charles M. Brennan, III	/s/ Robert G. Paul
Charles M. Brennan, III Director	Robert G. Paul Director