Form 10-Q
period 2008-03-30
ROGERS CORP
filed 2008-05-08
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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
_______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  _X_            Accelerated Filer

Non-accelerated filer  ____(Do not check if a smaller reporting company)           Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the Registrant's common stock as of April 25, 2008 was 17,928,691.

ROGERS CORPORATION
FORM 10-Q
March 30, 2008

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 30, 2008	April 1, 2007

Net sales	$102,333	$115,071
Cost of sales	69,940	79,994
Gross margin	32,393	35,077

Selling and administrative expenses	18,385	19,291
Research and development expenses	5,297	5,680
Operating income	8,711	10,106

Equity income in unconsolidated joint ventures	1,093	1,268
Other income, net	386	587
Interest income, net	855	425
Income from continuing operations before income taxes	11,045	12,386

Income tax expense	3,225	2,945

Income from continuing operations	7,820	9,441

Income from discontinued operations, net of taxes	-	70

Net income	$7,820	$9,511

Basic net income per share:
Income from continuing operations	$0.48	$0.56
Income from discontinued operations, net	-	-
Net income	$0.48	$0.56

Diluted net income per share:
Income from continuing operations	$0.48	$0.55
Income from discontinued operations, net	-	-
Net income	$0.48	$0.55

Shares used in computing:
Basic	16,133,527	16,834,431
Diluted	16,151,785	17,160,159

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except per share amounts)
	March 30, 2008	December 30, 2007
Assets
Current assets
Cash and cash equivalents	$21,974	$36,328
Short-term investments	-	53,300
Accounts receivable, less allowance for doubtful accounts of $1,468 and $1,433	73,885	76,965
Accounts receivable from joint ventures	3,637	3,368
Accounts receivable, other	1,934	2,319
Inventories	47,954	51,243
Prepaid income taxes	3,847	5,160
Deferred income taxes	8,432	10,180
Asbestos-related insurance receivables	4,303	4,303
Other current assets	5,455	3,888
Total current assets	171,421	247,054

Property, plant and equipment, net of accumulated depreciation of $168,582 and $160,396	148,277	147,203
Investments in unconsolidated joint ventures	32,988	30,556
Deferred income taxes	13,670	9,984
Pension asset	2,173	2,173
Goodwill and other intangibles	10,131	10,131
Asbestos-related insurance receivables	19,149	19,149
Long-term marketable securities	53,261	-
Other long-term assets	4,780	4,698
Total assets	$455,850	$470,948

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,945	$22,127
Accrued employee benefits and compensation	15,975	14,991
Accrued income taxes payable	9,494	6,326
Asbestos-related liabilities	4,303	4,303
Other current liabilities	16,498	20,539
Total current liabilities	65,215	68,286

Pension liability	8,009	8,009
Retiree health care and life insurance benefits	6,288	6,288
Asbestos-related liabilities	19,341	19,341
Other long-term liabilities	5,277	5,043

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,536,881 and 16,414,918 shares issued and outstanding	15,537	16,415
Additional paid-in capital	11,381	37,636
Retained earnings	304,648	296,828
Accumulated other comprehensive income	20,154	13,102
Total shareholders' equity	351,720	363,981
Total liabilities and shareholders' equity	$455,850	$470,948

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands, except per share amounts)
	Three Months Ended
	March 30, 2008	April 1, 2007
Operating Activities:
Net income	$7,820	$9,511
Loss (income) from discontinued operations	-	(70)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,891	5,177
Stock-based compensation expense	2,138	2,635
Excess tax benefit related to stock award plans	(39)	(170)
Deferred income taxes	(1,505)	(3,507)
Equity in undistributed income of unconsolidated joint ventures, net	(1,093)	(1,268)
Dividends received from unconsolidated joint ventures	1,300	1,138
Other non-cash activity	(569)	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	4,795	2,093
Accounts receivable, joint ventures	(269)	768
Inventories	4,442	(1,127)
Other current assets	486	(2,797)
Accounts payable and other accrued expenses	(4,550)	(13,596)
Other, net	(365)	(307)
Net cash provided by (used in) operating activities of continuing operations	17,482	(1,520)
Net cash provided by operating activities of discontinued operations	-	927
Net cash provided by (used in) operating activities	17,482	(593)

Investing Activities:
Capital expenditures	(2,962)	(7,407)
Purchases of short-term investments	(132,690)	(352,847)
Proceeds from short-term investments	131,590	383,320
Net cash provided by (used in) investing activities	(4,062)	23,066
Net cash provided by (used in) investing activities of discontinued operations	-	(312)
Net cash provided by investing activities	(4,062)	22,754

Financing Activities:
Proceeds from sale of capital stock, net	115	621
Excess tax benefit related to stock award plans	39	170
Proceeds from issuance of shares to employee stock purchase plan	561	381
Purchase of stock from shareholders	(30,000)	(13,937)
Net cash (used in) provided by financing activities	(29,285)	(12,765)

Effect of exchange rate fluctuations on cash	1,511	44

Net increase (decrease) in cash and cash equivalents	(14,354)	9,440

Cash and cash equivalents at beginning of year	36,328	13,638

Cash and cash equivalents at end of quarter	$21,974	$23,078

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$482	$492

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying balance sheets and related interim statements of income and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 30, 2007.

We use a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.  Fiscal 2008 is a 52-week year ending on December 28, 2008.

Certain prior period amounts have been reclassified to conform to the current period classification.

Note 2 –Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  Although the adoption of SFAS 157 on December 31, 2007 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to recent events in the credit markets, the auction events failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation within SFAS 157’s hierarchy since our adoption of this standard on the first day of fiscal 2008.

As of the end of the first quarter 2008, we held auction rate securities with a par value of $54.4 million.  Due to the failure of auctions during the first quarter, a fair value assessment of these securities was performed in accordance with SFAS 157.  The assessment was performed on each security based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  This fair value analysis resulted in a decline in the fair value of our auction rate securities of $1.1 million. We have concluded that the impairment is temporary, due primarily to the fact that the investments we hold are high quality AAA/Aaa-rated securities and are government-backed or over-collateralized and, based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity of these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have reclassified the auction rate securities balance from short-term investments to long-term assets.  For the securities that we hold, with the exception of one security valued at $2.3 million which matures in June 2009, all other securities have maturities ranging from 6 to 39 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 30, 2007	$-
Transfers to Level 3	54,400
Reported in other comprehensive income	(1,100)
Balance at March 30, 2008	$53,300

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  However, as the securities that we hold are high quality securities, the penalty rates are market-based, therefore the aggregate interest rate that we earned in the first quarter has remained effectively unchanged due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.

Note 3 - Inventories

Inventories were as follows:

(Dollars in thousands)	March 30, 2008	December 30, 2007

Raw materials	$11,996	$11,102
Work-in-process	7,144	6,172
Finished goods	28,814	33,969
	$47,954	$51,243

Note 4 - Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended March 30, 2008 and April 1, 2007 was as follows:

(Dollars in thousands)	March 30, 2008	April 1, 2007

Net income	$7,820	$9,511
Foreign currency translation adjustments	7,758	(1,564)
Unrealized gain (loss) on investments, net of tax of $433	(706)	-
Comprehensive income	$14,872	$7,947

The components of accumulated other comprehensive income at March 30, 2008 and December 30, 2007 were as follows:

(Dollars in thousands)	March 30, 2008	December 30, 2007

Foreign currency translation adjustments	$25,560	$17,802
Funded status of pension plans and other postretirement benefits	(4,700)	(4,700)
Unrealized gain (loss) on investments, net of tax of $433	(706)	-
Accumulated other comprehensive income	$20,154	$13,102

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(Dollars in thousands, except per share amounts)	Three Months Ended
	March 30, 2008	April 1, 2007
Numerator:
Income from continuing operations	$7,820	$9,441
Income (loss) from discontinued operations, net of taxes	-	70
Net income	$7,820	$9,511

Denominator:
Denominator for basic earnings per share - Weighted-average shares	16,134	16,834

Effect of dilutive stock options	18	326

Denominator for diluted earnings per share - Adjusted
weighted—average shares and assumed conversions	16,152	17,160

Basic net income per share:
Income from continuing operations	$0.48	$0.56
Income (loss) from discontinued operations, net	-	-
Net income	$0.48	$0.56

Diluted net income per share:
Income from continuing operations	$0.48	$0.55
Income (loss) from discontinued operations, net	-	-
Net income	$0.48	$0.55

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

Equity Compensation Awards

Stock Options

We currently grant stock options under various equity compensation plans.  While we may grant options to employees that become exercisable at different times or within different periods, we have generally granted options to employees that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries of the grant dates.  The maximum contractual term for all options is generally ten years.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three month periods ended March 30, 2008 and April 1, 2007 were calculated using the following weighted- average assumptions:

	Three Months Ended
	March 30, 2008	April 1, 2007
Options granted	300,350	207,150
Weighted average exercise price	$31.38	$52.61
Weighted-average grant date fair value	14.75	25.04
Assumptions:
Expected volatility	39.87%	36.62%
Expected term (in years)	7.00	7.00
Risk-free interest rate	3.24%	4.72%
Expected dividend yield	--	--

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

Expected dividend yield – We do not issue dividends on our common stock; therefore, a dividend yield of 0% was used in the Black-Scholes model.

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

A summary of the activity under our stock option plans as of March 30, 2008 and changes during the three month period then ended, is presented below:
	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 30, 2007	1,989,646	$40.39
Options granted	300,350	31.38
Options exercised	(12,699)	16.29
Options cancelled	(11,584)	47.39
Options outstanding at March 30, 2008	2,265,713	39.29	6.5	$4,216,153
Options exercisable at March 30, 2008	1,682,818	38.67	5.6	3,918,939
Options vested or expected to vest at March 30, 2008 *	2,248,387	39.28	6.5	4,207,236
*  In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three month period ended March 30, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.1 million and the total amount of cash received from the exercise of these options was $0.2 million.

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

Restricted Shares Outstanding
Non-vested shares outstanding at December 30, 2007	44,800
Awards granted	31,850
Non-vested shares outstanding at March 30, 2008	76,650

Based on adjustments to our performance projections, we reduced previously recognized compensation expense related to these awards by $0.2 million in the first quarter of 2008.  For the three months ended March 30, 2008 and April 1, 2007, we recognized $0.1 million of income and $0.3 million of compensation expense, respectively, related to restricted stock.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended March 30, 2008 and April 1, 2007.

Note 7 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Change in benefit obligation:

Service cost	$1,286	$1,153	$142	$207
Interest cost	1,989	1,794	105	149
Expected return on plan assets	(2,608)	(2,490)	-	-
Amortization of prior service cost	129	121	(174)	-
Amortization of net loss	36	79	42	25
Net periodic benefit cost	$832	$657	$115	$381

Employer Contributions

We did not make any voluntary contributions to our qualified defined benefit pension plans during the first three months of 2008 or 2007.  We made approximately $0.2 million in contributions (benefit payments) to our non-qualified defined benefit plans during the first three months of 2008 and 2007.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension and retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees are no longer eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to plan participants as of December 31, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who were age 50 or older as of December 31, 2007, as long as they met certain eligibility requirements.  However, employees who were less than age 50 as of December 31, 2007 are no longer eligible for retiree medical benefits.  This plan amendment has resulted in a reduction to the accumulated benefit obligation, which beginning in the third quarter of 2007 is being accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they become fully eligible. In the first quarter of 2008, we recognized approximately $0.1 million as a reduction to prior service cost as a result of the amendment.

Note 8 – Equity

Common Stock Repurchase

From time to time, our Board of Directors authorizes the repurchase, at management’s discretion, of shares of our common stock.  On February 15, 2008, the Board of Directors approved a buyback program, which authorized us to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  This repurchase plan was scheduled to expire on February 14, 2009.  Under this buyback program, we repurchased approximately 907,000 shares of common stock for $30.0 million in the first quarter of 2008, which completed this buyback program.  Under a prior buyback program, 287,000 shares of common stock were repurchased for $14.0 million in the first quarter of 2007.

Note 9 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 30, 2008 (1)	April 1, 2007 (1)

Printed Circuit Materials
Net sales	$32,968	$39,025
Operating income	3,066	3,241

High Performance Foams
Net sales	$29,301	$26,001
Operating income	4,805	3,968

Custom Electrical Components
Net sales	$28,010	$39,264
Operating income	1,915	3,136

Other Polymer Products (2)
Net sales	$12,054	$10,781
Operating (loss) income	(1,075)	(239)

(1)
These amounts represent the results of continuing operations.  The 2007 amounts have been adjusted to exclude the results of the polyolefin foams operating segment, which had been aggregated in the Other Polymer Products reportable segment.  See Note 13 “Discontinued Operations” for further information.

(2)
In the first quarter of 2008, we created a new operating segment called NuFlex, which will report certain distribution activities for our flexible circuit material products that we historically produced, but that has been outsourced to our joint venture, RCCT, as well as certain residual manufacturing related to our wholly-owned flexible circuit material business. The operating segment did not meet the aggregation criteria in SFAS 131 and is therefore being included in our Other Polymer Products reportable segment.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 10 – Joint Ventures

As of March 30, 2008, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers Inoac Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers Inoac Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $1.1 million and $1.3 million for the three month periods ended March 30, 2008 and April 1, 2007, respectively, is included in the condensed consolidated statements of income.  In addition, commission income from PLS of $0.6 million and $0.4 million for the three month periods ended March 30, 2008 and April 1, 2007, respectively, is included in “Other income, net” on the condensed consolidated statements of income.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	March 30, 2008	April 1, 2007

Net sales	$26,233	$22,104
Gross profit	5,843	4,063
Net income	2,186	2,536

The effect of transactions between us and our unconsolidated joint ventures were accounted for on a consolidated basis.  Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties, or from us purchasing finished goods from our joint ventures, which are then sold to third parties.

Note 11 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  We have completed all of the required groundwater monitoring with favorable results.  In the second quarter of 2008, we plan to issue to the CT DEP a final verification that the site has been remediated in accordance with the CT Remediation Standard.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 30, 2008, which approximates our share of the low end of the range.

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

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  We subsequently submitted a revised plan to the CT DEP, which was also rejected.  We have submitted an amendment to the revised plan, which includes the installation and maintenance of a pump and treat system for a well at the location.  We are awaiting a decision from the CT DEP on the amendment to the revised plan; however, we have estimated the cost of the system to be approximately $0.1 million and have accrued for this liability.    Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We cannot estimate the range of future remediation costs based on facts and circumstances known to us at the present time.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

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

•   Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 30, 2008, there were approximately 185 pending claims compared to 175 pending claims at December 30, 2007.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  In addition, most of these lawsuits do not include specific dollar claims for damages, and many include a number of plaintiffs and multiple defendants.  Therefore, we cannot provide any meaningful disclosure about the total amount of the damages sought.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and in 2006, but increased slightly in 2007.  As of the first quarter, the number of suits filed in 2008 is similar to the number filed in 2007 at that time.

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

•  Dismissals and Settlements

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the three month period ended March 30, 2008, we were able to have approximately 13 claims dismissed and did not have to settle any claims.  For the full year 2007, approximately 59 claims were dismissed and 12 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $2 million in 2007.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

·  Cost Sharing Agreement

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

· Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.  These amounts are currently reflected in our financial statements at March 30, 2008 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

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

Other Environmental and Legal Matters

In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at March 30, 2008.

On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  Although the lawsuit does not quantify the amount of damages CalAmp is seeking against us, CalAmp had disclosed in various SEC filings that it had settled claims asserted by its largest customer (EchoStar Technologies Corp.) due to performance problems with EchoStar’s customer's direct broadcast satellite television equipment allegedly caused by our laminate materials.  CalAmp has also disclosed that it has established reserves as of November 30, 2007 of $18.1 million to cover the costs of its settlement with EchoStar.  We believe that CalAmp's lawsuit against us is likely to seek recovery of most or all of its settlement costs and possibly additional losses that have not yet been quantified.  CalAmp’s suit against us is proceeding, although a trial date has not yet been set.  We intend to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, including the fact that CalAmp has not quantified the amount of damages it is seeking against us, we cannot determine the probability of success in such defenses or the range of any potential loss that may occur as a result of these proceedings.

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

Note 12 – Restructuring Charges

Beginning in the second quarter of 2007, we underwent significant restructuring activities which resulted in net charges of $13.8 million for the year of 2007.  Such activities, and the related charges, were substantially completed by the end of 2007.  The financial impact of these activities on the first quarter of 2008 was insignificant, except for a reduction in inventory reserves of approximately $0.5 million due to the sale of inventory that had previously been specifically reserved in the second quarter of 2007.  No restructuring charges were recorded in the first quarter of 2007.

Severance

In the second quarter of 2007, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of severance charges in the second quarter of 2007, which were included in restructuring and impairment charges on our condensed consolidated statements of income.  In the first three months of 2008, we made severance payments of $0.6 million and we expect to pay the remainder of these amounts over the fiscal 2008 year.

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 30, 2007	$1,572
Provisions	31
Payments	(647)
Balance at March 30, 2008	$956

Note 13 – Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in the Company’s Other Polymer Products reportable segment.  For the three months ended March 30, 2008, there was no activity associated with the discontinued operations.  For the three months ended April 1, 2007, $0.8 million of net sales and $0.1 million of operating income, net of tax, has been reflected as discontinued operations in the accompanying consolidated statements of income.

Note 14 – Income Taxes

Our effective tax rate was 29.2% and 23.8%, respectively, for the three month periods ended March 30, 2008, and April 1, 2007, as compared with the statutory rate of 35.0%.  For the three month period ended March 30, 2008, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.  For the three month period ended April 1, 2007, our tax rate benefited from favorable tax rates on certain foreign business activity, research and development tax credits and certain discrete rate items.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 30, 2008, we had approximately $0.7 million of accrued interest related to uncertain tax positions included in the $9.3 million of unrecognized tax benefits.  It is reasonably possible that a reduction of tax benefits in a range of $3 million to $5 million may occur within 12 months as a result of projected resolutions of world wide tax disputes or the expiration of the statute of limitations.  All of the unrecognized tax benefits would have a favorable impact on our effective tax rate if recognized.

We are subject to numerous tax filings, including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal - 2004 – 2007, various states - 2003 – 2007, and foreign - 2004 – 2007.

Note 15 - Recent Accounting Pronouncements

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We adopted the provisions of SFAS 157 on December 31, 2007, see Note 2 “Fair Value Measurements”.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective in the first quarter of 2008, and the adoption has not had a material impact on our financial position or results of operations.

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS 141(R) Business Combinations (SFAS 141(R)), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer products, consumer electronics, healthcare, semiconductors, mass transit, automotive, ground transportation, aerospace, defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions; it is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on net sales.

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

First quarter 2008 sales were $102.3 million, a decrease of $12.8 million, or 11%, from the first quarter of 2007.  This decrease in sales was driven primarily by the decline in sales in both the Custom Electrical Components reportable segment, which experienced a 29% decrease in sales in the first quarter of 2008 as compared to the first quarter of 2007, and the Printed Circuit Materials reportable segment, which experienced a sales decline of approximately 15% in the first quarter of 2008 as compared to the first quarter of 2007.  These declines were partially offset by an increase in sales in the High Performance Foams reportable segment, which reported a 13% increase in the first quarter of 2008 as compared to the first quarter of 2007.  Operating income decreased 14% from $10.1 million in the first quarter of 2007 to $8.7 million in the first quarter of 2008.  Earnings per diluted share also declined from $0.55 in the first quarter of 2007 to $0.48 in the first quarter of 2008.  These declines are primarily due to program terminations in the portable communications market related to Custom Electrical Components products, which occurred at a pace greater than initially expected, as well as the continued decline in our flexible circuit materials business.  However, due in part to the restructuring activities undertaken in 2007, as well as focused efforts to control discretionary spending, we have been able to reduce our operating costs and increase our manufacturing margins, which has helped mitigate the impact of these declines on the profitability of our business.  These results are discussed in the “Results of Operations” section below.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 30, 2008	April 1, 2007

Net sales	100.0%	100.0%
Manufacturing margins	31.6	30.5

Selling and administrative expenses	17.9	16.8
Research and development expenses	5.2	4.9
Operating income	8.5	8.8

Equity income in unconsolidated joint ventures	1.1	1.1
Other income, net	1.2	0.9
Income before income taxes	10.8	10.8

Income tax expense	3.2	2.6

Net income from continuing operations	7.6	8.2

Income from discontinued operations, net	-	0.1

Net income	7.6%	8.3%

Net Sales

Net sales for the three month period ended March 30, 2008 were $102.3 million as compared to $115.1 million in the three month period ended April 1, 2007, a decrease of 11%.  The decrease was primarily the result of sales declines in our Custom Electrical Components and Printed Circuit Material reportable segments, partially offset by a sales increase in our High Performance Foams reportable segment.   See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 30.5% in the first quarter of 2007 to 31.6% in the first quarter of 2008. These improved margins are partially a result of the restructuring efforts initiated in 2007, which have resulted in lower manufacturing costs, as well as an improved product mix.  Out three strategic business segments, Printed Circuit Materials, High Performance Foams and Custom Electrical Components, all experienced improved margins in the first quarter of 2008 as compared to the first quarter of 2007.  See “Segment Sales and Operations” discussion below for additional information.

Selling and Administrative Expenses

Selling and administrative expenses decreased from $19.3 million in the first quarter of 2007 to $18.4 million in the first quarter of 2008.  As a percentage of sales, first quarter 2008 selling and administrative expenses were 17.9% as compared to 16.8% in the first quarter of 2007.  The decrease in selling and administrative expenses is primarily due to a decrease in equity compensation expense of $0.5 million, combined with a decrease in overall spending in 2008 as a result of the company-wide cost reduction efforts that were initiated in conjunction with our restructuring activities in 2007.

Research and Development Expenses

Research and development (R&D) expense declined 6.7% from $5.7 million in the first quarter of 2007 to $5.3 million in the first quarter of 2008.  As a percentage of sales, research and development expenses were 4.9% in the first quarter of 2007 as compared to 5.2% in the first quarter of 2008.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and that our future success is dependent on our continued focus on research and development initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased in the first quarter of 2008 as compared to the first quarter of 2007 from $1.3 million to $1.1 million due primarily to the lower profitability at our flexible circuit material joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT).

Other Income, Net

Other income decreased approximately $0.2 million in the first quarter of 2008 as compared to the first quarter of 2007 from $0.6 million to $0.4 million.  This decrease is primarily attributable to foreign currency losses related to the devaluation of the dollar as compared to other foreign currencies, particularly the Euro.

Income Taxes

Our effective tax rate was 29.2% and 23.8%, respectively, for the three month periods ended March 30, 2008, and April 1, 2007, as compared with the statutory rate of 35.0%.  For the three month period ended March 30, 2008 our tax rate continued to benefit from favorable tax rates on certain foreign business activity.  For the three month period ended April 1, 2007 our tax rate benefited from favorable tax rates on certain foreign business activity, research and development tax credits and certain discrete rate items.

Restructuring Charges

Beginning in the second quarter of 2007, we underwent significant restructuring activities that resulted in net charges of $13.8 million for the year of 2007.  Such activities, and the related charges, were substantially completed by the end of 2007.  The financial impact of these activities on the first quarter of 2008 was insignificant, except for a reduction in inventory reserves of approximately $0.5 million due to the sale of inventory that had previously been specifically reserved in the second quarter of 2007.  No restructuring charges were recorded in the first quarter of 2007.

Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the three months ended March 30, 2008, there was no activity associated with the discontinued operations.  For the three months ended April 1, 2007, $0.8 million of net sales and $0.1 million of operating income, net of tax, has been reflected as discontinued operations in the accompanying consolidated statements of income.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$33.0	$39.0
Operating income	3.0	3.2

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment decreased by 15% in the first quarter of 2008 as compared to the first quarter of 2007; however, operating profits declined only 6% from $3.2 million in the first quarter of 2007 to $3.0 million in the first quarter of 2008.  In the first quarter of 2008, we established a new business model related to our flexible circuit materials operating segment in which much of our production related to this segment was outsourced to our joint venture, RCCT.  Going forward, we will act as a distributor for production out of RCCT and retain some residual manufacturing related to this segment.  These results will be reported in a new operating segment, NuFlex, which will be reported in our Other Polymer Products reportable segment.  Therefore, the sales decline in PCM is almost entirely attributable to these actions, which resulted in a more favorable product mix, as evidenced by the increased returns on sales experienced in the first quarter of 2008, as operating income, as a percentage of net sales, was 9.1% in the first quarter of 2008, as compared to 8.2% in the first quarter of 2007.

High Performance Foams

(Dollars in millions)	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$29.3	$26.0
Operating income	4.8	4.0

Our High Performance Foams (HPF) reportable segment is comprised of our Poron® polyurethane and Bisco® silicone foams products.  Net sales in this segment increased by 13% in the first quarter of 2008 as compared to the first quarter of 2007 and operating income increased 20% over the comparable period.  Quarter-over-quarter improvements were experienced in both sales and operating profits for both the Poron® polyurethane and Bisco® silicone foams operating segments, with the Poron® polyurethane foams operating segment benefiting from the recently established manufacturing line in our Suzhou, China facility that will help us better serve our customers in Asia.  This segment continues to perform well with consistent quarter-over-quarter growth driven by strong demand in the portable communications and transportation markets.

Custom Electrical Components

(Dollars in millions)	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$28.0	$39.3
Operating income	1.9	3.1

Our Custom Electrical Components reportable segment is comprised of electroluminescent (EL) lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 29% in the first quarter of 2008 as compared to the comparable period in 2007 and operating income declined 39% over the same comparable periods.  The sales and operating result declines are primarily driven by the diminishing demand for EL backlighting in the portable communications market, as program terminations accelerated at a greater pace than initially expected.  In order to maximize the residual lamp business, we shifted the majority of our EL lamp production to China in 2007, leaving only a small amount of manufacturing in the U.S.  We believe the demand for EL lamps will continue to decline in the portable communications market and we are currently exploring other potential opportunities for this technology in other markets, such as advertising, as well as in the automotive and consumer electronics markets, among others.  These declines were partially offset by increased sales volumes in the power distribution systems business, as strong demand for these products in mass transit applications helped drives sales, particularly in the Asian marketplace.

Other Polymer Products

(Dollars in millions)	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$12.1	$10.8
Operating (loss) income	(1.1)	(0.2)

Our Other Polymer Products (OPP) reportable segment consists of elastomer rollers, floats, non-woven materials, polyester-based industrial laminates, thermal management products and flexible circuit material products.  Net sales in this segment increased by 12% in the first quarter of 2008 as compared to the first quarter of 2007; however, operating losses also increased from a loss of $0.2 million in the first quarter of 2007 to $1.1 million in the first quarter of 2008.  As discussed in the PCM section above, this segment now includes our NuFlex operating segment which contributed to both the sales volumes and operating losses in the first quarter of 2008 as compared to the first quarter of 2007.  Also contributing to the operating losses in the first quarter of 2008 was our Thermal Management System operating segment, which began operations and achieved its first sales in the first quarter of 2008.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in the business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the first quarter of 2008.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	March 30, 2008	December 30, 2007
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$21,974	$89,628
Accounts receivable	73,885	76,965
Inventory	47,954	51,243

	Three Months Ended
	March 30, 2008	April 1, 2007
Key Cash Flow Measures:
Cash provided by operating activities from continuing operations	$17,482	$(1,520)
Cash provided by (used in) investing activities from continuing operations	(4,062)	23,066
Cash (used in) provided by financing activities	(29,285)	(12,765)

At March 30, 2008, cash, cash equivalents and short-term investments totaled $22.0 million as compared to $89.6 million at December 30, 2007.  The decline is primarily due to the change in classification of our investments in auction rate securities.  At year-end 2007, we held approximately $53.3 million of such securities that were classified as short-term investments.  As of the first quarter 2008, approximately $53.3 million (par value of $54.4 million) of these investments have been reclassified to a long term asset (see Note 2 “Fair Value Measurements” for further discussion).  Cash decreased $14.4 million from year-end 2007 due to the repurchase of approximately 907,000 shares of common stock for $30.0 million in the first quarter of 2008, partially offset by strong cash generation from operations.

Significant changes in our balance sheet accounts from December 30, 2007 to March 30, 2008 are as follows:

o
Accounts receivable decreased by $3.1 million from $77.0 million at December 30, 2007 to $73.9 million at March 30, 2008, primarily due to lower sales volumes in the first quarter of 2008 as compared to the fourth quarter of 2007, as well as strong cash collections.

o
Inventory decreased by $3.3 million, or 6.4%, from December 30, 2007 to March 30, 2008, primarily due to our continued focus on reducing inventory levels to improve cash flows and strengthen our working capital position.

o
Accounts payable decreased by $3.2 million from $22.1 million at December 30, 2007 to $18.9 million at March 30, 2008, primarily due to lower inventory purchases during the first quarter of 2008, which is consistent with our lower sales volumes, as well as the timing of payments.

o
Shareholders equity decreased by $12.3 million from $364.0 million at December 30, 2007 to $351.7 million at March 30, 2008 primarily as a result of the common stock repurchase of $30.0 million, partially offset by current period earnings.

We, together with certain of our wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd., have a Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B). The Credit Agreement includes a letter of credit sub-facility of up to $75 million.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

In addition, certain of our subsidiaries that are not borrowers under the Credit Agreement, including Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, made guaranties in favor of Citizens Bank of Connecticut to guarantee the borrowers' obligations under the Credit Agreement.

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2007 and is expected to be renewed annually.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate.   The spreads over the LIBOR rate are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.  There were no borrowings pursuant to the Credit Agreement at March 30, 2008 and December 30, 2007.

Additionally, we were obligated under an irrevocable standby letter of credit, which guarantees our self- insured workers compensation plan in the amount of $1.1 million at March 30, 2008.  There were no amounts outstanding on this letter of credit as of March 30, 2008.

As of March 30, 2008, we held auction rate securities with a par value of $54.4 million.  These securities have an auction reset feature which began to fail in February 2008 due to a disruption in the credit markets and each auction since then has failed, thus limiting liquidity.  A fair value analysis was performed on these securities that resulted in a decline in the fair value of $1.1 million.  The fair value analysis was based on a discounted cash flow model for each security, utilizing various assumptions including estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  We have concluded that the impairment is temporary, due primarily to the fact that the investments we hold are high quality AAA/Aaa-rated and are government-backed or over-collateralized and, based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have reclassified the auction rate securities balance from short-term investments to long-term assets.

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  However, as the securities that we hold are high quality securities, the penalty rates are market-based, therefore the aggregate interest rate that we earned in the first quarter has remained effectively unchanged due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.

Contingencies

During the first quarter of 2008, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 11 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the first quarter of 2008.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  See Note 2 “Fair Value Measurements”.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective in the first quarter of 2008, and the adoption has not had a material impact on our financial position or results of operations.

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the first quarter of 2008.

Forward-Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the year-ended December 30, 2007.

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of the Company’s analysis of its potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into the Company’s operations.  Such factors also apply to the Company’s joint ventures.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the first quarter of 2008.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 30, 2008.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2008 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information

Item 1.        Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 11, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
December 31, 2007 through January 27, 2008	-	-	-	$14,460,306
January 28, 2008 through February 24, 2008	41,200	$30.24	41,200	$28,754,067
February 25, 2008 through March 30, 2008	865,634	$33.22	865,634	$20
Total	906,834	$33.08	906,834	$20

On February 15, 2007, the Board of Directors approved a buyback program, under which we are authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  This buyback program expired on February 14, 2008.  On February 15, 2008, the Board of Directors approved a buyback program, under which we are authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period. This buyback program is scheduled to expire on February 14, 2009.  Through the three months ended March 30, 2008 we have repurchased 906,834 shares of common stock, for $30.0 million, which completed this buyback program.

Item 6.                 Exhibits

List of Exhibits:

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

10r-9
 Amendment No. 9 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed on February 27, 2008*.

10r-10	Amendment No. 10 to Summary of Director and Executive Officer Compensation**, filed herewith.

10aaa-1	Amendment No. 1 dated November 10, 2007 to Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut, filed herewith.

10aad
Guaranty to Multicurrency Revolving Credit Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 10, 2006, filed herewith.

10aad-1
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 10, 2007, filed herewith.

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

Dated:  May 8, 2008