Form 10-Q
period 2008-06-29
ROGERS CORP
filed 2008-08-07
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

or

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

Large Accelerated Filer  ☒                         Accelerated Filer  ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The number of shares outstanding of the Registrant's common stock as of August 1, 2008 was 17,964,333.

ROGERS CORPORATION
FORM 10-Q
June 29, 2008

Exhibit 10j	First Amendment to Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$97,665	$97,891	$199,998	$212,962
Cost of sales	66,278	82,246	136,218	162,240
Gross margin	31,387	15,645	63,780	50,722

Selling and administrative expenses	18,830	17,568	37,214	36,859
Research and development expenses	5,940	6,043	11,237	11,723
Restructuring and impairment charges	-	3,082	-	3,082
Operating income (loss)	6,617	(11,048)	15,329	(942)

Equity income in unconsolidated joint ventures	1,517	1,474	2,610	2,742
Other income, net	1,049	185	1,435	772
Interest income, net	615	460	1,470	885
Income (loss) from continuing operations before income taxes	9,798	(8,929)	20,844	3,457

Income tax expense (benefit)	2,902	(4,264)	6,128	(1,319)

Income (loss) from continuing operations	6,896	(4,665)	14,716	4,776

Income from discontinued operations, net of taxes	-	335	-	405

Net income (loss)	$6,896	$(4,330)	$14,716	$5,181

Basic net income per share:
Income (loss) from continuing operations	$0.44	$(0.28)	$0.93	$0.29
Income from discontinued operations, net	-	0.02	-	0.02
Net income (loss)	$0.44	$(0.26)	$0.93	$0.31

Diluted net income per share:
Income (loss) from continuing operations	$0.44	$(0.28)	$0.93	$0.28
Income from discontinued operations, net	-	0.02	-	0.02
Net income (loss)	$0.44	$(0.26)	$0.93	$0.30

Shares used in computing:
Basic	15,529,891	16,562,239	15,831,709	16,698,335
Diluted	15,592,453	16,562,239	15,872,119	16,945,409

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)
	June 29, 2008	December 30, 2007
Assets
Current assets
Cash and cash equivalents	$41,234	$36,328
Short-term investments	2,262	53,300
Accounts receivable, less allowance for doubtful accounts of $1,518 and $1,433	62,951	76,965
Accounts receivable from joint ventures	2,177	3,368
Accounts receivable, other	1,330	2,319
Inventories	48,264	51,243
Prepaid income taxes	3,607	5,160
Deferred income taxes	8,709	10,180
Asbestos-related insurance receivables	4,303	4,303
Other current assets	4,697	3,888
Total current assets	179,534	247,054

Property, plant and equipment, net of accumulated depreciation of $171,720 and $160,396	149,371	147,203
Investments in unconsolidated joint ventures	32,017	30,556
Deferred income taxes	15,811	9,984
Pension asset	2,173	2,173
Goodwill and other intangibles	10,131	10,131
Asbestos-related insurance receivables	19,149	19,149
Long-term marketable securities	50,434	-
Other long-term assets	4,787	4,698
Total assets	$463,407	$470,948

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,982	$22,127
Accrued employee benefits and compensation	19,082	14,991
Accrued income taxes payable	6,712	6,326
Asbestos-related liabilities	4,303	4,303
Other current liabilities	14,423	20,539
Total current liabilities	61,502	68,286

Pension liability	8,009	8,009
Retiree health care and life insurance benefits	6,288	6,288
Asbestos-related liabilities	19,341	19,341
Other long-term liabilities	8,902	5,043

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,574,035 and 16,414,918 shares issued and outstanding	15,574	16,415
Additional paid-in capital	13,395	37,636
Retained earnings	311,544	296,828
Accumulated other comprehensive income	18,852	13,102
Total shareholders' equity	359,365	363,981
Total liabilities and shareholders' equity	$463,407	$470,948

The accompanying notes are an integral part of the condensed financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 29, 2008	July 1, 2007
Operating Activities:
Net income	$14,716	$5,181
Loss (income) from discontinued operations	-	(405)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,782	11,881
Stock-based compensation expense	3,514	3,391
Excess tax benefit related to stock award plans	(121)	(492)
Deferred income taxes	(3,708)	(2,135)
Equity in undistributed income of unconsolidated joint ventures, net	(2,610)	(2,742)
Dividends received from unconsolidated joint ventures	2,842	3,251
Impairment charges	-	525
Other non-cash activity	(76)	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	16,236	22,533
Accounts receivable, joint ventures	1,191	2,229
Inventories	3,965	2,125
Other current assets	614	(2,369)
Accounts payable and other accrued expenses	(7,827)	(23,829)
Other, net	3,332	(794)
Net cash provided by operating activities of continuing operations	41,850	18,350
Net cash provided by operating activities of discontinued operations	-	1,282
Net cash provided by operating activities	41,850	19,632

Investing Activities:
Capital expenditures	(9,095)	(16,417)
Purchases of short-term investments	(132,690)	(578,253)
Proceeds from short-term investments	131,590	608,595
Net cash provided by (used in) investing activities of continuing operations	(10,195)	13,925
Net cash provided by (used in) investing activities of discontinued operations	-	(312)
Net cash provided by (used in) investing activities	(10,195)	13,613

Financing Activities:
Purchase of stock from shareholders	(30,000)	(23,937)
Proceeds from sale of capital stock, net	599	2,333
Excess tax benefit related to stock award plans	121	492
Proceeds from issuance of shares to employee stock purchase plan	561	381
Net cash used in financing activities	(28,719)	(20,731)

Effect of exchange rate fluctuations on cash	1,970	74

Net increase in cash and cash equivalents	4,906	12,588

Cash and cash equivalents at beginning of year	36,328	13,638

Cash and cash equivalents at end of quarter	$41,234	$26,226

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$482	$492

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

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation within SFAS 157’s hierarchy since our adoption of this standard on the first day of fiscal 2008.  The auctions continued to fail during the second quarter of 2008 for the auction rate securities that were held.

As of the end of the first and second quarters of 2008 we held auction rate securities with a par value of $54.4 million, which were comprised of 90% student loan auction rate securities and 10% municipality auction rate securities.  Due to the failure of auctions during the first quarter, a fair value assessment of these securities was performed in accordance with SFAS 157.  The assessment was performed on each security based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  This fair value analysis resulted in a decline in the fair value of our auction rate securities of $1.1 million as of the first quarter.  Due to continued auction failures throughout the second quarter, the assessment was updated, which resulted in a decline in the fair value of our auction rate securities of $0.6 million during the second quarter ($1.7 million decline year to date).

We have concluded that the impairment is not other-than-temporary, per FASB Staff Position 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Emerging Issues Task Force 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due primarily to the fact that the investments we hold are high quality AAA/Aaa-rated securities and are government-backed or over-collateralized and, based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity of these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  The securities that we hold have maturities ranging from 6 to 39 years, with the exception of one security valued at $2.3 million which matures in June 2009 and is classified as short-term.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 30, 2007	$-
Transfers to Level 3	54,400
Reported in other comprehensive income	(1,704)
Balance at June 29, 2008	$52,696

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  Since the securities we hold are high quality securities, the penalty rates are market-based, and therefore the aggregate interest rate that we earned has remained effectively unchanged due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.

Note 3 - Inventories

Inventories were as follows:

(Dollars in thousands)	June 29, 2008	December 30, 2007

Raw materials	$ 11,498	$ 11,102
Work-in-process	7,117	6,172
Finished goods	29,649	33,969
	$ 48,264	$ 51,243

Note 4 - Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended June 29, 2008 and July 1, 2007 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net income (loss)	$6,896	$(4,330)	$14,716	$5,181
Foreign currency translation adjustments	(952)	761	6,806	(803)
Unrealized gain (loss) on investments, net of tax of $215 and $648, for the three and six month periods ended June 29, 2008	(350)	-	(1,056)	-
Comprehensive income (loss)	$5,594	$(3,569)	$20,466	$4,378

The components of accumulated other comprehensive income at June 29, 2008 and December 30, 2007 were as follows:

(Dollars in thousands)	June 29, 2008	December 30, 2007

Foreign currency translation adjustments	$24,608	$17,802
Funded status of pension plans and other postretirement benefits	(4,700)	(4,700)
Unrealized gain (loss) on investments, net of tax of $648	(1,056)	-
Accumulated other comprehensive income	$18,852	$13,102

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Numerator:
Income (loss) from continuing operations	$6,896	$(4,665)	$14,716	$4,776
Income from discontinued operations, net of taxes	-	335	-	405
Net income (loss)	$6,896	$(4,330)	$14,716	$5,181

Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,530	16,562	15,832	16,698

Effect of dilutive stock options	62	-	40	247

Denominator for diluted earnings per share - Adjusted
weighted—average shares and assumed conversions	15,592	16,562	15,872	16,945

Basic net income per share:
Income (loss) from continuing operations	$0.44	$(0.28)	$0.93	$0.29
Income from discontinued operations, net	-	0.02	-	0.02
Net income (loss)	$0.44	$(0.26)	$0.93	$0.31

Diluted net income per share:
Income (loss) from continuing operations	$0.44	$(0.28)	$0.93	$0.28
Income from discontinued operations, net	-	0.02	-	0.02
Net income (loss)	$0.44	$(0.26)	$0.93	$0.30

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and six month periods ended June 29, 2008 and July 1, 2007 were calculated using the following weighted- average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Options granted	21,422	21,736	321,772	228,886
Weighted average exercise price	$39.10	$40.16	$31.89	$51.42
Weighted-average grant date fair value	18.55	18.98	15.00	24.46
Assumptions:
Expected volatility	39.05%	35.26%	39.82%	36.49%
Expected term (in years)	7.00	7.00	7.00	7.00
Risk-free interest rate	3.76%	5.03%	3.28%	4.75%
Expected dividend yield	--	--	--	--

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

A summary of the activity under our stock option plans as of June 29, 2008 and changes during the three month period then ended, is presented below:
	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 30, 2008	2,265,713	$39.29
Options granted	21,422	39.10
Options exercised	(35,459)	14.65
Options cancelled	(7,032)	44.66
Options outstanding at June 29, 2008	2,244,644	39.66	6.4	$9,123,772
Options exercisable at June 29, 2008	1,659,949	39.17	5.5	7,031,069
Options vested or expected to vest at June 29, 2008 *	2,227,264	39.65	6.4	9,060,991

*  In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted-Average Exercise Price Per Share
Options outstanding at December 30, 2007	1,989,646	$40.39
Options granted	321,772	31.89
Options exercised	(48,158)	15.08
Options cancelled	(18,616)	46.36
Options outstanding at June 29, 2008	2,244,644	39.66

During the three and six month period ended June 29, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.2 million and $0.3 million, respectively, and the total amount of cash received from the exercise of these options was $0.5 million and $0.7 million, respectively.

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

Restricted Shares Outstanding
Non-vested shares outstanding at December 30, 2007	44,800
Awards granted	34,150
Non-vested shares outstanding at June 29, 2008	78,950

For the three and six months ended June 29, 2008 we recognized compensation expense of $0.3 million and $0.2 million, respectively. For the three and six months ended July 1, 2007, we recognized $0.2 million of income and $0.1 million of compensation expense, respectively, related to restricted stock.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended June 29, 2008 and July 1, 2007, respectively, and approximately $0.2 million of compensation expense associated with the six month periods ended June 29, 2008 and July 1, 2007, respectively.

Note 7 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$1,030	$1,153	$2,316	$2,307	$142	$207	$284	$414
Interest cost	1,981	1,794	3,970	3,588	105	149	210	297
Expected return on plan assets	(2,594)	(2,490)	(5,202)	(4,980)	--	--	--	--
Amortization of prior service cost	128	121	257	241	(174)	--	(348)	--
Amortization of net loss	84	79	120	158	42	25	84	50
Net periodic benefit cost	$629	$657	$1,461	$1,314	$115	$381	$230	$761

Employer Contributions

We did not make any voluntary contributions to our qualified defined benefit pension plans during the first six months of 2008 or 2007.  However, subsequent to our quarter-end but prior to the filing of this Form 10-Q, we contributed $4.1 million to our qualified defined benefit pension plans.  We made approximately $0.2 million in contributions (benefit payments) to our non-qualified defined benefit plans during the first six months of 2008 and 2007, respectively.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension and retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees are no longer eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to plan participants as of December 31, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who were age 50 or older as of December 31, 2007, as long as they met certain eligibility requirements.  However, employees who were less than age 50 as of December 31, 2007 are no longer eligible for retiree medical benefits.  This plan amendment has resulted in a reduction to the accumulated benefit obligation, which, beginning in the third quarter of 2007, is being accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they become fully eligible.  In the first six months of 2008, we recognized approximately $0.2 million as a reduction to prior service cost as a result of the amendment.

Note 8 – Equity

Common Stock Repurchase

From time to time, our Board of Directors authorizes the repurchase, at management’s discretion, of shares of our common stock.  On February 15, 2008, the Board of Directors approved a buyback program, which authorized us to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  This repurchase plan was scheduled to expire on February 14, 2009.  Under this buyback program, we repurchased approximately 907,000 shares of common stock for $30.0 million in the first quarter of 2008, which completed this buyback program.  Under a prior buyback program, we repurchased approximately 242,000 shares of common stock for $10.0 million and 529,000 shares of common stock for $23.9 million in the three and six month periods ended July 1, 2007, respectively.

Note 9 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 29, 2008 (1)	July 1, 2007 (1)	June 29, 2008 (1)	July 1, 2007 (1)
High Performance Foams
Net sales	$29,775	$25,016	$59,076	$51,017
Operating income	5,505	3,230	10,310	7,198

Printed Circuit Materials
Net sales	$29,512	$33,458	$62,480	$72,483
Operating income (loss)	1,537	(3,459)	4,604	(218)

Custom Electrical Components
Net sales	$24,620	$28,535	$52,630	$67,799
Operating income (loss)	871	(10,407)	2,786	(7,271)

Other Polymer Products (2)
Net sales	$13,758	$10,882	$25,812	$21,663
Operating income (loss)	(1,296)	(412)	(2,371)	(651)

(1)
These amounts represent the results of continuing operations.  The 2007 amounts have been adjusted to exclude the results of the polyolefin foams operating segment, which had been aggregated in the Other Polymer Products reportable segment.  See Note 13 “Discontinued Operations” for further information.

(2)
In the first quarter of 2008, we created a new operating segment called NuFlex.  This entity reports certain distribution activities for our flexible circuit material products we historically produced, but now have been outsourced to our joint venture, RCCT, as well as certain residual manufacturing related to our wholly-owned flexible circuit material business. This operating segment did not meet the aggregation criteria in SFAS 131 and is therefore being included in our Other Polymer Products reportable segment.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 10 – Joint Ventures

As of June 29, 2008, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $1.5 million and $2.6 million for the three and six month periods ended June 29, 2008 and $1.5 million and $2.7 million for the three and six month periods ended July 1, 2007, respectively, is included in the condensed consolidated statements of income.  In addition, commission income from PLS of $0.7 million and $0.3 million for the three months ended June 29, 2008 and July 1, 2007 and $1.3 million and $0.7 million for the six month periods ended June 29, 2008 and July 1, 2007, respectively, is included in “Other income, net” on the condensed consolidated statements of income.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$29,201	$26,192	$55,434	$48,296
Gross profit	6,200	7,788	12,043	11,851
Net income	3,033	2,948	5,219	5,484

The effect of transactions between us and our unconsolidated joint ventures was accounted for on a consolidated basis.  Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties, or from us purchasing finished goods from our joint ventures, which are then sold to third parties.

Note 11 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  We have completed all of the required groundwater monitoring with favorable results.  In the second quarter of 2008, we issued a final verification to the CT DEP that the site has been remediated in accordance with the CT Remediation Standard.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in four active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 29, 2008, which approximates our share of the low end of the range.

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

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  We are continuing to work with the CT DEP to resolve this issue.

Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We cannot estimate the range of future remediation costs based on facts and circumstances known to us at the present time.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

A significant number of asbestos-related product liability claims have been brought against numerous United States industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. We have been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, it merely represents jurisdictional amounts.  Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury.  Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants.  As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to us.

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in 1987.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 29, 2008, there were approximately 192 pending claims compared to approximately 185 pending claims at March 30, 2008 and approximately 175 pending claims at December 30, 2007.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed,may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 192 claims pending as of June 29, 2008, 53 claims do not specify the amount of damages sought, 134 claims cite jurisdictional amounts, and only five (5) claims (or approximately 2.6% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these five (5) claims, one (1) claim alleges compensatory and punitive damages, each of $20,000,000; two (2) claims allege compensatory and punitive damages, each of $1,000,000, and an unspecified amount of exemplary damages, interest and costs; and two (2) claims allege compensatory damages of $65,000,000 and punitive damages of $60,000,000. These five (5) claims name between nine (9) and 76 defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and in 2006, but increased slightly in 2007.  As of the second quarter, the number of suits filed in 2008 is similar to the number filed in 2007 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the six month period ended June 29, 2008, we were able to have approximately 26 claims dismissed and did not have to settle any claims.  For the full year 2007, approximately 59 claims were dismissed and 12 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $2 million in 2007.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.  These amounts are currently reflected in our financial statements at June 29, 2008 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

Other Environmental and Legal Matters

In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005, which remains recorded at June 29, 2008.

On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  Although the lawsuit initially did not quantify the amount of damages CalAmp was seeking against us, CalAmp had disclosed in various SEC filings that, in December 2007, it had settled claims asserted by its largest customer EchoStar Technologies Corp. (EchoStar), due to performance problems with EchoStar’s customers’ direct broadcast satellite television equipment allegedly caused by our laminate materials.  During the second quarter of 2008 CalAmp responded to discovery requests in the litigation and stated that its current estimated total damages are $82.9 million.  According to CalAmp, this amount is comprised of the following: $18.7 million related to CalAmp’s settlement with EchoStar, $44.4 million of alleged goodwill impairment for lost EchoStar business, $19.5 million for alleged lost margin from EchoStar’s business annualized (May 2007 to April 2008) and $0.3 million for other miscellaneous costs and fees.  CalAmp’s suit against us is proceeding, although a trial date has not yet been set.  We intend to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, we cannot determine the probability of success in such defenses or estimate the range of any potential loss that may occur as a result of these proceedings.

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

Note 12 – Restructuring Charges

Beginning in the second quarter of 2007, we underwent significant restructuring activities which resulted in net charges of $12.9 million for the second quarter of 2007.  Such activities, and the related charges, were substantially completed by the end of 2007.  The financial impact of these activities in the second quarter and first six months of 2008 was insignificant, except for a reduction in inventory reserves of approximately $0.5 million and $1.1 million, respectively, due to the sale of inventory that had previously been specifically reserved in the second quarter of 2007. To date this restructuring program has resulted in total net charges of $12.2 million.

The following table summarizes the restructuring and impairment charges recorded in income from continuing operations for the three and six month periods ended July 1, 2007:

(Dollars in thousands)
	Three Months Ended July 1, 2007	Six Months Ended July 1, 2007
Inventory charges (1)
Printed Circuit Materials	$2,500	$2,500
Custom Electrical Components	4,750	4,750
	7,250	7,250

Property, plant and equipment charges (1)
Printed Circuit Materials	210	210
Custom Electrical Components	1,570	1,570
	1,780	1,780

Prepaid license charges (2)
Custom Electrical Components	832	832
	832	832

Goodwill impairment (3)
Other Polymer Materials	525	525
	525	525

Severance (3)	2,557	2,557

Total charges	$12,944	$12,944

(1)	These amounts are included in cost of sales on our condensed consolidated statements of income.
(2)	These amounts are included in selling and administrative expenses on our condensed consolidated statements of income.
(3)	These amounts are included in restructuring and impairment charges on our condensed consolidated statements of income.

Durel

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $7.1 million, related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $6.3 million restructuring charge, which was included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and an $0.8 million charge, which was included in selling and administrative expenses on our condensed consolidated statements of income, related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product for which the future sales forecast was lowered in the second quarter of 2007.  These charges resulted from a significant change in the outlook for existing and future EL lamp programs during the second quarter of 2007 based on an announcement of certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this new outlook, all production of EL lamps for the portable communications market was located at Durel’s manufacturing facility in China by the end of the second quarter of 2007 and we had shifted substantially all EL production, including automotive lamp production, to Durel’s China facility by the end of the year.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process, concluded that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in the Durel US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.

Flexible Circuit Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $2.7 million, related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge, which was included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business.  Flexible circuit materials, which are used in a variety of consumer electronic products, had been transformed into a commodity product with increased global competition and price pressure driven by excess capacity.  This had caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which we determined was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the flexible circuit materials business under SFAS 144.  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of flexible circuit materials related equipment.

Severance

In the second quarter of 2007, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of severance charges in the second quarter of 2007, which was included in restructuring and impairment charges on our condensed consolidated statements of income.  In the first six months of 2008, we made severance payments of $0.9 million and we expect to pay the remainder of these amounts over the second half of 2008.

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 30, 2007	$1,572
Provisions	31
Payments	(874)
Balance at June 29, 2008	$729

Note 13 – Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in the Company’s Other Polymer Products reportable segment.  For the three and six months ended June 29, 2008, there was no activity associated with the discontinued operations.  For the three months ended July 1, 2007, $1.1 million of net sales and $0.3 million of operating income, net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.  For the six months ended July 1, 2007, $1.9 million of net sales and $0.4 million of operating income, net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income.

Note 14 – Income Taxes

Our effective tax rate was 29.6% and 47.8%, respectively, for the three month periods ended June 29, 2008, and July 1, 2007, and 29.4% and (38.2%), respectively, for the six month periods ended June 29, 2008, and July 1, 2007, as compared with the statutory rate of 35.0%.  In both the three and six month periods ended June 29, 2008, our tax rate benefited from favorable tax rates on certain foreign business activity.  In the three and six month periods ended July 1, 2007 our tax rate benefited from favorable tax rates on certain foreign business activity, research and development tax credits, and tax benefits associated with the restructuring, impairment, and other one-time charges, and certain discrete rate items.

Our accounting policy is to account for interest expense and penalties related to income tax issues as income tax expense.  As of June 29, 2008, we have approximately $0.7 million of accrued interest related to uncertain tax positions included in the $9.5 million of unrecognized tax benefits.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal 2004 – 2007, various states 2003 – 2007, and foreign 2004 – 2007.

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

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008, and the adoption has not had a material impact on our financial position or results of operations.

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

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are in the process of evaluating the impact, if any, of the provisions of SFAS 162 on our consolidated financial position, operations and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

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

Second quarter 2008 sales were $97.7 million, compared to $97.9 for the second quarter of 2007, and sales for the first six months of 2008 were $200.0 million, a 6.1% decline from the first half of 2007.  These declines were primarily driven by the decrease in sales in both the Printed Circuit Materials reportable segment (11.8% decline quarter-over-quarter; 13.8% decline year-to-date) and the Custom Electrical Components reportable segment (13.7% decline quarter-over-quarter; 22.4% decline year-to-date); which were partially offset by an increase in sales in the High Performance Foams reportable segment (19.0% increase quarter-over-quarter; 15.8% increase year-to-date).  However, operating income increased from a loss of $11.0 million in the second quarter of 2007 to a profit of $6.6 million in the second quarter of 2008.  On a year-to-date basis, operating results improved from a loss of $0.9 million in 2007 to a profit of $15.3 million in 2008.  Earnings-per-share (EPS) also increased significantly on both a quarter and year-to-date basis, improving from a loss of $0.28 in the second quarter of 2007 to income of $0.44 in the second quarter of 2008 and from income of $0.29 in the first half of 2007 to income of $0.93 in the first half of 2008.  The first half of 2007 results included approximately $12.9 million of pre-tax charges, which resulted from the restructuring of our Durel and Flexible Circuits operating segments.  These charges reduced 2007 EPS by approximately $0.47 in the three and six month periods presented.

Although sales volumes declined in 2008 as compared to 2007, we have been able to achieve greater profitability on our existing sales, as evidenced by both our increasing margins and our much improved operating results.  These favorable results have been achieved partially as a result of several internal initiatives, including the restructuring efforts initiated in 2007, focused efforts to control discretionary spending, and our increasing manufacturing capabilities in China, among others.  Therefore, we have been able to partially offset the sales declines in our Durel and Flexible Circuit operating segments through organic growth in our other operating segments, particularly our PORON® Polyurethane Foams and Power Distribution Systems operating segments, while achieving significantly better profitability on these lower sales volumes.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	32.1	16.0	31.9	23.8

Selling and administrative expenses	19.3	18.0	18.6	17.3
Research and development expenses	6.1	6.2	5.6	5.5
Restructuring and impairment charges	-	3.1	-	1.4
Operating (loss) income	6.7	(11.3)	7.7	(0.4)

Equity income in unconsolidated joint ventures	1.6	1.5	1.3	1.2
Other income, net	1.1	0.2	0.7	0.4
Interest income, net	0.6	0.5	0.7	0.4
Income (loss) before income taxes	10.0	(9.1)	10.4	1.6

Income tax (benefit) expense	(3.0)	(4.3)	(3.0)	(0.6)

Net (loss) income	7.0%	(4.8)%	7.4%	2.2%

Net Sales

Net sales for the three month period ended June 29, 2008 were $97.7 million as compared to $97.9 million for the three month period ended July 1, 2007, and $200.0 million versus $213.0 million for the respective six month periods, a decrease of 6%.  The decrease was primarily the result of sales declines in our Custom Electrical Components and Printed Circuit Materials reportable segments, partially offset by a sales increase in our High Performance Foams reportable segment.   See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 16.0% in the second quarter of 2007 to 32.1% in the second quarter of 2008 and from 23.8% to 31.9% for the six month periods, respectively.  The results for 2007 included restructuring charges of approximately $9.0 million, which impacted our margins by 9.2% and 4.2%, respectively, in the second quarter and first half of 2007.  Margins continued to improve from the first quarter (31.7%), primarily as a result of the restructuring efforts initiated in 2007, which have resulted in lower manufacturing costs, as well as an improved product mix.  Our three strategic business segments, Printed Circuit Materials, High Performance Foams and Custom Electrical Components, all experienced improved margins in the second quarter and first six months of 2008 as compared to the comparable periods of 2007.  See “Segment Sales and Operations” discussion below for additional information.

Selling and Administrative Expenses

Selling and administrative expenses increased from $17.6 million in the second quarter of 2007 to $18.8 million in the second quarter of 2008 and from $36.9 million in the first six months of 2007 to $37.2 million in the first six months of 2008.  As a percentage of sales, selling and administrative expenses remained relatively flat, at 19.3% and 18.6%, respectively, for the second quarter and first half of the year as compared to 18.0% and 17.3%, respectively, for the comparable periods in 2007.  The increase in 2008 can be primarily attributable to additional expenditures related to tax maximization projects, additional incentive compensation costs, and increased litigation costs.

Research and Development Expenses

Research and development (R&D) expense remained relatively flat in the second quarter of 2008 as compared to the second quarter of 2007 and decreased slightly from $11.7 million in the first half of 2007 to $11.2 million in the first half of 2008.  As a percentage of sales, research and development expenses were 6.1% in the second quarter of 2008 as compared to 6.2% in the second quarter of 2007.  On a year-to-date basis, R&D expenses as a percentage of sales increased slightly from 5.5% in 2007 to 5.6% in 2008.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and our future success is dependent on our continued focus on research and development initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was consistent when comparing the second quarter of 2008 with the second quarter of 2007, at $1.5 million.  On a year-to-date basis, equity income decreased 5% from $2.7 million to $2.6 million.  This decrease is due primarily to the lower profitability at our flexible circuit material joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT), as well as to increases in depreciation and one-time startup costs related to new production capacity coming on-line.

Other Income, Net

Other income increased approximately $0.8 million in the second quarter of 2008 versus the second quarter of 2007 from $0.2 million to $1.0 million.  On a year-to-date basis, other income increased $0.6 million, from $0.8 million in 2007 to $1.4 million in 2008.  These increases are primarily attributable to increased commission income from our Polyimide Laminate Systems, LLC (PLS) joint venture, ($0.6 million increase year-to-date).

Interest Income, Net

Interest income increased from $0.5 million and $0.9 million, respectively, for the three and six month periods ended July 1, 2007 to $0.6 million and $1.5 million, respectively, for the three and six month periods ended June 29, 2008.  The increase is primarily attributed to higher levels of invested cash in the first half of 2008 versus the same period in 2007.

Income Taxes

Our effective tax rate was 29.6% and 47.8%, respectively, for the three month periods ended June 29, 2008, and July 1, 2007, and 29.4% and (38.2%), respectively, for the six month periods ended June 29, 2008, and July 1, 2007, as compared with the statutory rate of 35.0%.  In both the three and six month periods ended June 29, 2008, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.  In the three and  six month periods ended July 1, 2007, our tax rate benefited from favorable tax rates on certain foreign business activity, research and development tax credits, and tax benefits associated with the restructuring, impairment, and other one-time charges, and certain other discrete rate items.

Restructuring Charges

In the second quarter of 2007, we initiated significant restructuring activities that resulted in pre-tax charges of $12.9 million for the second quarter of 2007.  Restructuring related activities, and the resulting subsequent charges, were substantially completed by the end of 2007.  The financial impact of these activities in the second quarter and first six months of 2008 was insignificant, except for a reduction in inventory reserves of approximately $0.5 million and $1.1 million, respectively, due to the sale of inventory that had previously been specifically reserved in the second quarter of 2007.  To date this restructuring program has resulted in total net charges of $12.2 million.

•	Durel

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $7.1 million, related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $6.3 million restructuring charge, which was included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and an $0.8 million charge, which was included in selling and administrative expenses on our condensed consolidated statements of income, related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product for which the future sales forecast was lowered in the second quarter of 2007.  These charges resulted from a significant change in the outlook for existing and future EL lamp programs during the second quarter of 2007 based on an announcement of certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this new outlook, all production of EL lamps for the portable communications market was located at Durel’s manufacturing facility in China by the end of the second quarter of 2007 and we had shifted substantially all EL production, including automotive lamp production, to Durel’s China facility by the end of the year.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process, concluded that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in the Durel US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.

•	Flexible Circuit Materials

In the second quarter of 2007, we recorded a non-cash pre-tax charge of $2.7 million, related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge, which was included in cost of sales on our condensed consolidated statements of income, related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business.  Flexible circuit materials, which are used in a variety of consumer electronic products, had been transformed into a commodity product with increased global competition and price pressure driven by excess capacity.  This had caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which we determined was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the flexible circuit materials business under SFAS 144.  However, the impairment analysis, which was completed as part of the 2007 second quarter closing process, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of flexible circuit materials related equipment.

Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the six months ended June 29, 2008, there was no activity associated with the discontinued operations.  For the three and six month periods ended July 1, 2007 $1.1 million and $1.9 million of net sales and $0.3 million and $0.4 million of operating income, net of tax, has been reflected as discontinued operations in the accompanying consolidated statements of income.

Segment Sales and Operations

High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$29.8	$25.0	$59.1	$51.0
Operating income	5.5	3.2	10.3	7.2

Our High Performance Foams (HPF) reportable segment is comprised of our Poron® and Bisco® foam products.  Net sales in this segment increased by 19.0% and 15.8%, respectively, in the three and six month periods ended June 29, 2008 as compared to the three and six month periods ended July 1, 2007.  Operating results improved by 70.4% and 43.2%, respectively, in the three and six month periods ended June 29, 2008 as compared to the three and six month periods ended July 1, 2007.  These increases were driven by general strength across all markets, particularly in sales into the electronics market for handheld devices.  Poron® SoftSeal, a new premier polyurethane foam product, continues to gain momentum by being adopted as the design-in choice at many original-equipment manufacturers, primarily for handheld communication device programs.  Silicone foam products sales were also strong in 2008 due primarily to demand across most market segments.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$29.5	$33.5	$62.5	$72.5
Operating (loss) income	1.5	(3.5)	4.6	(0.2)

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment decreased by 11.8% ad 13.8%, respectively, in the three and six month periods ended June 29, 2008 as compared to the comparable periods ended July 1, 2007, while operating results improved from losses of $3.5 million and $0.2 million, respectively, in the second quarter and first half of 2008 to income of $1.5 million and $4.6 million, respectively, over the comparable periods.  The 2007 results included a restructuring charge of $3.5 million in the second quarter of 2007 related to the flexible circuit materials operating segment, which included increased inventory reserves, accelerated depreciation on certain equipment used to manufacture flexible circuit materials in the U.S., and severance costs.  For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

As part of the continued efforts to transform the flexible circuit materials operating segment, in the first quarter of 2008 we established a new business model related to this operating segment in which much of our production related to this segment was outsourced to our joint venture, Rogers Chang Chun Technology Co., Ltd. (RCCT).  We now act as a distributor for production out of RCCT and only retain some residual manufacturing related to this segment.  These results are reported in a new operating segment, NuFlex, which is reported in our Other Polymer Products reportable segment.

As a result of these management initiatives, the decline in sales experienced in 2008 as compared to 2007 is primarily attributable to the restructuring of the flexible circuit materials operating segment, which has enabled us to have a much more favorable sales mix in this segment, as evidenced by the generation of more profits per sales dollar in 2008 as compared to 2007.  In 2008, we have experienced strength in the high reliability markets for our high frequency advanced circuit materials for radar and guidance system devices, and we anticipate it will benefit in the future from the on-going global roll-out of 3G (Third Generation) wireless systems.  These positive results were partially offset by weaker demand in low noise block-down converters for the satellite television market, which is attributable to the downturn in the new housing market and lower direct consumer purchases, as well as lower sales into a large chip packaging application.  Also during the quarter, in an effort to better serve our customers in Asia, we have continued the construction of a building in our Suzhou, China campus to expand the manufacturing capacity of our high frequency advanced circuit materials, which is anticipated to be in production in 2010.

Custom Electrical Components

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$24.6	$28.5	$52.6	$67.8
Operating (loss) income	0.9	(10.4)	2.8	(7.3)

Our Custom Electrical Components reportable segment is comprised of electroluminescent (EL) lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 13.7% and 22.4%, respectively, in the three and six month periods ended June 29, 2008 as compared to the three and six month periods ended July 1, 2007, while operating results improved by over 100% in the second quarter of 2008 as compared to 2007 and by almost 140% in the first half of 2008 as compared to the first half of 2007.  In the second quarter of 2007, we recorded charges related to the restructuring of our Durel operating segment of $8.5 million, which included increased inventory reserves, accelerated depreciation primarily related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  For further discussion of these charges, see the “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The continued decline in sales is primarily driven by the diminishing demand for EL backlighting in the portable communications market, which we expect will continue in the future.  In order to maximize the residual lamp business, we shifted the majority of our EL lamp production to China in 2007, leaving only a small amount of manufacturing in the U.S.  We believe the demand for EL lamps will continue to decline in the portable communications market and we are currently exploring other potential opportunities for this technology in other markets, such as advertising, as well as in the automotive and consumer electronics markets, among others.  However, the restructuring efforts resulted in a more favorable product mix in this segment, as the segment was able to generate profits even at lower sales volumes.  These improvements were driven not only by the restructuring activities at our Durel operating segment, but also by increased sales volumes in the power distribution systems business, due to strong demand for these products in mass transit applications, particularly in Asia.  We expect to continue to benefit from the continued infrastructure expansion and spending in China and other countries around the world, as countries, particularly in emerging markets, continue to invest in infrastructure initiatives.

Other Polymer Products

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$13.8	$10.9	$25.8	$21.7
Operating (loss) income	(1.3)	(0.4)	(2.4)	(0.7)

Our Other Polymer Products reportable segment consists of elastomer rollers, floats, non-woven materials, polyester-based industrial laminates, thermal management products and flexible circuit material products.  Net sales in this segment increased by 26.4% and 19.1%, respectively, in the three and six month periods ended June 29, 2008 as compared to the three and six month periods ended July 1, 2007, while operating losses increased from $0.4 million in the second quarter of 2007 to $1.3 million in the second quarter of 2008 and from $0.7 million in the first half of 2007 to $2.4 million in the first half of 2008.  As discussed in the PCM section above, this segment now includes our NuFlex operating segment, which contributed to both the sales volumes and operating losses in the second quarter and first half of 2008 as compared to the comparable periods in 2007.  Also contributing to the operating losses in the second quarter and first half of 2008 was our new Thermal Management System operating segment, which began operations in the first quarter of 2008.

Liquidity, Capital Resources and Financial Position

We believe our ability to generate cash from operations to reinvest in the business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the second quarter of 2008.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	June 29, 2008	December 30, 2007
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$43,496	$89,628
Accounts receivable	62,951	76,965
Inventory	48,264	51,243

	Six Months Ended
	June 29, 2008	July 1, 2007
Key Cash Flow Measures:
Cash provided by operating activities from continuing operations	$41,850	$18,350
Cash provided by (used in) investing activities from continuing operations	(10,195)	13,925
Cash (used in) provided by financing activities	(28,719)	(20,731)

At June 29, 2008, cash, cash equivalents and short-term investments totaled $43.5 million as compared to $89.6 million at December 30, 2007.  The decline is primarily due to the change in classification of our investments in auction rate securities.  At year-end 2007, we held approximately $53.3 million of such securities that were classified as short-term investments.  As June 29, 2008, approximately $50.4 million (par value of $52.1 million) of these investments have been reclassified to a long term asset (see Note 2 “Fair Value Measurements” for further discussion).  Cash increased $4.9 million from year-end 2007 (including the use of $30 million in the first quarter 2008 for the repurchase of approximately 907,000 shares of common stock) due to strong cash generation from operations.

Significant changes in our balance sheet accounts from December 30, 2007 to June 29, 2008 are as follows:

o
Accounts receivable decreased by $14.0 million from $77.0 million at December 30, 2007 to $63.0 million at June 29, 2008, primarily due to lower sales volumes in the first six months of 2008 as compared to the last six months of 2007, as well as strong cash collections.

o
Inventory decreased by $3.0 million, or 5.8%, from December 30, 2007 to June 29, 2008, primarily due to our continued focus on reducing inventory levels to improve cash flows and strengthen our working capital position.

o
Accounts payable decreased by $5.1 million from $22.1 million at December 30, 2007 to $17.0 million at June 29, 2008, primarily due to lower inventory purchases during the first half of 2008, which is consistent with our lower sales volumes, as well as the timing of payments.

o
Shareholders equity decreased by $4.6 million from $364.0 million at December 30, 2007 to $359.4 million at June 29, 2008 primarily as a result of the common stock repurchase of $30.0 million, partially offset by current period earnings.

We have a Multicurrency Revolving Credit Agreement with RBS Citizens, National Association (Bank), a successor in interest to Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for two credit facilities.  One (Credit Facility A) is available for loans or letters of credit up to $75 million, and one (Credit Facility B) is available for loans of up to $25 million.  Credit Facility A is a five-year facility and Credit Facility B is a 364-day facility.  Both are multi-currency facilities under which we may borrow in US dollars, Japanese Yen, Euros or any other currency freely convertible into US dollars traded on a recognized interbank market.  The Credit Agreement provides for an unsecured five-year revolving multi-currency credit facility of $75 million (Credit Facility A), and an unsecured 364-day revolving multi-currency credit facility of $25 million (Credit Facility B). The Credit Agreement includes a letter of credit sub-facility of up to $75 million.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

We had originally entered the Credit Agreement together with certain of our wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd on November 13, 2006.  On June 17, 2008, we amended the Credit Agreement to remove our wholly-owned subsidiaries as borrowers and, as such, we are now the sole borrower.  In connection with this amendment and on June 17, 2008, we granted the Bank a security interest in 6,500 common shares of Rogers Technologies (Barbados) SRL and 97,500 common shares of Rogers N.V., which, in each case, represents approximately 65% of the issued and outstanding shares in each company.  Such pledged stock is the only security for Credit Facilities A and B.

In addition, certain of our subsidiaries that are not borrowers under the Credit Agreement, including Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, made guaranties to the Bank to guarantee the borrower’s obligations under the Credit Agreement.

Additionally, we were obligated under an irrevocable standby letter of credit, which guarantees our self- insured workers compensation plan in the amount of $1.1 million at June 29, 2008.  There were no amounts outstanding on this letter of credit as of June 29, 2008.

As of June 29, 2008, we held auction rate securities with a par value of $54.4 million, which were comprised of 90% student loan auction rate securities and 10% municipality auction rate securities.  These securities have an auction reset feature which began to fail in February 2008 due to a disruption in the credit markets and each auction since then has failed, thus limiting liquidity.  A fair value analysis was performed on these securities that resulted in a decline in the fair value of $1.7 million as of the second quarter.  The fair value analysis was based on a discounted cash flow model for each security, utilizing various assumptions including estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  We have concluded that the impairment is not other-than-temporary, per FASB Staff Position 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Emerging Issues Task Force 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due primarily to the fact that the investments we hold are high quality AAA/Aaa-rated and are government-backed or over-collateralized and, based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have reclassified the auction rate securities balance from short-term investments to long-term assets, with the exception of one security with a maturity date within the next 12 months that has been classified as a short-term investment.

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  However, as the securities that we hold are high quality securities, the penalty rates are market-based, therefore the aggregate interest rate that we earned in the first half has remained effectively unchanged due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.

Contingencies

During the second quarter of 2008, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 11 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the second quarter of 2008.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and was effective for fiscal years beginning after November 15, 2007.  See Note 2 “Fair Value Measurements”.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008, and the adoption has not had a material impact on our financial position or results of operations.

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

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are in the process of evaluating the impact, if any, of the provisions of SFAS 162 on our consolidated financial position, operations and cash flows.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the second quarter of 2008.

Forward-Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the second quarter of 2008.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 29, 2008.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2008 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information

Item 1.         Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 11, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 4.               Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on May 9, 2008, during the second fiscal quarter of 2008.

(b)	All of the matters voted upon were approved and the specific votes are as follows:

1.	To elect the members of the Board of Directors:

	Number of Shares
Name	For	Withheld

Walter E. Boomer	5,525,016	9,170,582
Charles M. Brennan, III	10,873,612	3,821,986
Gregory B. Howey	10,874,835	3,820,763
J. Carl Hsu	14,130,386	565,212
Carol R. Jensen	10,980,740	3,714,858
Eileen S. Kraus	10,871,459	3,824,139
William E. Mitchell	10,956,839	3,738,759
Robert G. Paul	10,874,480	3,821,118
Robert D. Wachob	10,969,040	3,726,558

2.	To approve the third amendment to the Rogers Corporation 2005 Equity Compensation Plan:

Number of Shares For	Against	Abstentions
12,516,474	517,344	11,937

3.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2008:

Number of Shares For	Against	Abstentions
14,490,782	203,064	1,751

Item 6.                 Exhibits

List of Exhibits:

3a	Restated Articles of Organization of Rogers Corporation were filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007 filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007*.

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

10j	First Amendment to Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan For Key Employees**, filed herewith.

10r-10
Amendment No. 10 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2007 filed on May 8, 2008*.

10aj	Third Amendment to Rogers Corporation 2005 Equity Compensation Plan**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2008*.

10aaa-2
Amendment No. 2 dated June 17, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10aae	Securities Pledge Agreement dated as of June 17, 2008 with RBS Citizens, National Association, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10aaf
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated June 17, 2008, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

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

Part II, Items 2, 3, and 5 are not applicable and have been omitted.

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

Dated:  August 7, 2008