Form 10-Q
period 2008-09-28
ROGERS CORP
filed 2008-11-05
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

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

Large accelerated filer    X                                                       Accelerated filer___

Non-accelerated filer  ____(Do not check if a smaller reporting company)           Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the registrant's common stock as of October 24, 2008 was 18,011,607.

ROGERS CORPORATION
FORM 10-Q
September 28, 2008

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales	$101,696	$109,626	$301,694	$322,588
Cost of sales	69,612	78,448	205,830	240,688
Gross margin	32,084	31,178	95,864	81,900

Selling and administrative expenses	20,498	16,874	57,712	53,733
Research and development expenses	5,736	5,577	16,973	17,301
Restructurin and impairment charges	-	202	-	3,283
Operating income	5,850	8,525	21,179	7,583

Equity income in unconsolidated joint ventures	2,536	2,110	5,145	4,852
Other income, net	622	72	2,058	844
Interest income, net	594	449	2,064	1,334
Income from continuing operations before income taxes	9,602	11,156	30,446	14,613

Income tax expense	1,657	2,060	7,785	741

Income from continuing operations	7,945	9,096	22,661	13,872

Income (loss) from discontinued operations, net of taxes	-	(146)	-	259

Net income	$7,945	$8,950	$22,661	$14,131

Basic net income per share:
Income from continuing operations	$0.51	$0.55	$1.44	$0.84
Income (loss) from discontinued operations, net	-	(0.01)	-	0.01
Net income	$0.51	$0.54	$1.44	$0.85

Diluted net income per share:
Income from continuing operations	$0.51	$0.55	$1.43	$0.83
Income (loss) from discontinued operations, net	-	(0.01)	-	0.01
Net income	$0.51	$0.54	$1.43	$0.84

Shares used in computing:
Basic	15,580,678	16,431,017	15,748,032	16,609,229
Diluted	15,706,531	16,535,851	15,816,923	16,752,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)
	September 28, 2008	December 30, 2007
Assets
Current assets
Cash and cash equivalents	$44,414	$36,328
Short-term investments	4,292	53,300
Accounts receivable, less allowance for doubtful accounts of $1,832 and $1,433	67,818	76,965
Accounts receivable from joint ventures	1,440	3,368
Accounts receivable, other	1,773	2,319
Inventories	45,992	51,243
Prepaid income taxes	1,795	5,160
Deferred income taxes	7,466	10,180
Asbestos-related insurance receivables	4,303	4,303
Other current assets	5,222	3,888
Total current assets	184,515	247,054

Property, plant and equipment, net of accumulated depreciation of $172,452 and $160,396	147,343	147,203
Investments in unconsolidated joint ventures	30,974	30,556
Deferred income taxes	16,867	9,984
Pension asset	2,173	2,173
Goodwill and other intangibles	10,131	10,131
Asbestos-related insurance receivables	19,149	19,149
Long-term marketable securities	48,582	-
Other long-term assets	4,795	4,698
Total assets	$464,529	$470,948

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$18,906	$22,127
Accrued employee benefits and compensation	20,849	14,991
Accrued income taxes payable	3,318	6,326
Asbestos-related liabilities	4,303	4,303
Other current liabilities	12,438	20,539
Total current liabilities	59,814	68,286

Pension liability	3,929	8,009
Retiree health care and life insurance benefits	6,288	6,288
Asbestos-related liabilities	19,341	19,341
Other long-term liabilities	8,061	5,043

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,629,888 and 16,414,918 shares issued and outstanding	15,630	16,415
Additional paid-in capital	17,619	37,636
Retained earnings	319,489	296,828
Accumulated other comprehensive income	14,358	13,102
Total shareholders' equity	367,096	363,981
Total liabilities and shareholders' equity	$464,529	$470,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 28, 2008	September 30, 2007
Operating Activities:
Net income	$22,661	$14,131
Loss (income) from discontinued operations	-	(259)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,243	18,157
Stock-based compensation expense	4,696	4,363
Excess tax benefit related to stock award plans	(316)	(966)
Deferred income taxes	(3,588)	(5,102)
Equity in undistributed income of unconsolidated joint ventures, net	(5,145)	(4,852)
Dividends received from unconsolidated joint ventures	6,277	3,251
Impairment charges	-	525
Other non-cash activity	(614)	(164)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	9,864	11,014
Accounts receivable, joint ventures	1,928	3,461
Inventories	5,364	11,651
Other current assets	2,258	(1,447)
Accounts payable and other accrued expenses	(8,399)	(23,298)
Pension contribution	(4,080)	-
Other, net	3,157	-
Net cash provided by operating activities of continuing operations	48,306	30,465
Net cash provided by operating activities of discontinued operations	-	(256)
Net cash provided by operating activities	48,306	30,209

Investing Activities:
Capital expenditures	(14,418)	(20,091)
Purchases of short-term investments	(132,690)	(858,565)
Proceeds from short-term investments	131,590	895,250
Net cash provided by (used in) investing activities	(15,518)	16,594

Financing Activities:
Purchase of stock from shareholders	(30,000)	(32,645)
Proceeds from sale of capital stock, net	3,005	4,836
Excess tax benefit related to stock award plans	316	966
Proceeds from issuance of shares to employee stock purchase plan	1,051	902
Net cash used in financing activities	(25,628)	(25,941)

Effect of exchange rate fluctuations on cash	926	57

Net increase in cash and cash equivalents	8,086	20,919

Cash and cash equivalents at beginning of year	36,328	13,638

Cash and cash equivalents at end of quarter	$44,414	$34,557

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$911	$902

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying statements of financial position and related interim statements of income and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 30, 2007.

Beginning at year end 2008, our fiscal years will end on the last day of the month of December.  Beginning in fiscal 2009, all interim periods will end on the last calendar day of that particular month.  Historically, we used a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of September 28, 2008	Level 1	Level 2	Level 3
Auction rate securities	$52,874	$-	$-	$52,874
Foreign currency option contracts	$755	$-	$755	$-

Auction Rate Securities

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation within SFAS 157’s hierarchy since our adoption of this standard on the first day of fiscal 2008.  The auctions continued to fail during the second and third quarters of 2008 for the auction rate securities that were held.

The par value of our auction rate securities remained unchanged as of the end of the third quarter of 2008 at $54.4 million, which were comprised of 90% student loan auction rate securities and 10% municipality auction rate securities.  Due to the failure of auctions during the first quarter, a fair value assessment of these securities was performed in accordance with SFAS 157.  The assessment was performed on each security based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  This fair value analysis resulted in a decline in the fair value of our auction rate securities of $1.7 million as of the second quarter.  Due to continued auction failures throughout the third quarter, the assessment was updated, which resulted in a slight increase in the fair value of our auction rate securities of $0.2 million during the third quarter ($1.5 million decline year to date).

We have concluded that the impairment is not other-than-temporary, per FASB Staff Position 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Emerging Issues Task Force 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due primarily to the fact that the investments we hold are high quality AAA/Aaa-rated securities and 90% are collateralized with government-backed student loans.  Based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity of these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  The securities that we hold have maturities ranging from 6 to 39 years, with the exception of one security which matures in June 2009.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 30, 2007	$-
Transfers to Level 3	54,400
Reported in other comprehensive income	(1,526)
Balance at September 28, 2008	$52,874

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  Since the securities we hold are high quality securities, the penalty rates are market-based, and therefore the aggregate interest rate that we earned has remained effectively unchanged during most of the third quarter due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.  Due to changes in market conditions, we did experience an increase in penalty rates during the last few weeks of the quarter.

Subsequent to the close of the third quarter, we were notified that, during the fourth quarter of 2008, two of the investments we hold in auction rate securities will be redeemed at par value and a third investment will be partially redeemed at par value.  The par values of these investments that will be redeemed total $4.4 million and have been classified as short-term assets.

Foreign Currency Option Derivatives

As further explained below in Note 3 “Hedging Transactions and Derivative Financial Instruments”, we are exposed to certain risks relating to our ongoing business operations, and the primary risk managed using derivative instruments is foreign currency exchange rate risk.  The fair value of these foreign currency option derivatives is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and by reference to market values resulting from an over-the-counter market or obtaining market data for similar instruments with similar characteristics.

Note 3 – Hedging Transactions and Derivative Financial Instruments

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133 (SFAS 161).  SFAS 161, together with Statement of Financial Accounting Standard 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), are referred to as SFAS 133R.  SFAS 133R requires companies to recognize all of its derivatives instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by using derivative instruments is foreign currency exchange rate risk.  Option contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies.

We do not use derivative financial instruments for trading or speculation purposes.

In accordance with SFAS 133R, we designate certain foreign currency option contracts as cash flow hedges of forecasted revenues.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, are recognized in the statement of income during the current period.  The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in income.

As of the close of the third quarter, we have entered into eight hedge programs.  Five of the programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2008 and 2009 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.   The remaining three programs are to hedge exposure on the balance sheet of our Belgian subsidiary.

Notional Values of Derivative Instruments

Currency (000s)
Euro	EUR 7,000
U.S. Dollar	$ 25,188

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the 9 month period ended September 28, 2008		Fair Values of Derivative Instruments for the period ended September 28, 2008
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$(33)	$421

Contracts not designated as hedging instruments	Other income, net	619	334

Concentration of Credit Risk

By using derivative instruments, we are subject to credit and market risk.  If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. We minimize counterparty credit (or repayment) risk by entering into derivative transactions with major financial institutions of investment grade credit rating.

Note 4 - Inventories

Inventories were as follows:

(Dollars in thousands)	September 28, 2008	December 30, 2007

Raw materials	$11,540	$11,102
Work-in-process	7,715	6,172
Finished goods	26,737	33,969
	$45,992	$51,243

Note 5 - Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income for the periods ended September 28, 2008 and September 30, 2007 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net income	$7,945	$8,950	$22,661	$14,131
Foreign currency translation adjustments	(4,571)	2,740	2,235	1,937
Unrealized gain (loss) on investments, net of tax of ($68) and $580, for the three and nine month periods ended September 28, 2008	110	-	(946)	-
Unrealized gain (loss) on derivative instruments	(33)	-	(33)	-
Comprehensive income	$3,451	$11,690	$23,917	$16,068

The components of accumulated other comprehensive income at September 28, 2008 and December 30, 2007 were as follows:

(Dollars in thousands)	September 28, 2008	December 30, 2007

Foreign currency translation adjustments	$20,037	$17,802
Funded status of pension plans and other postretirement benefits	(4,700)	(4,700)
Unrealized gain (loss) on investments, net of tax of $580	(946)	-
Unrealized gain (loss) on derivative instruments	(33)	-
Accumulated other comprehensive income	$14,358	$13,102

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator:
Income from continuing operations	$7,945	$9,096	$22,661	$13,872
Income (loss) from discontinued operations, net of taxes	-	(146)	-	259
Net income	$7,945	$8,950	$22,661	$14,131

Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,581	16,431	15,748	16,609

Effect of dilutive stock options	126	105	69	144

Denominator for diluted earnings per share - Adjusted
weighted—average shares and assumed conversions	15,707	16,536	15,817	16,753

Basic net income per share:
Income from continuing operations	$0.51	$0.55	$1.44	$0.84
Income (loss) from discontinued operations, net	-	(0.01)	-	0.01
Net income	$0.51	$0.54	$1.44	$0.85

Diluted net income per share:
Income from continuing operations	$0.51	$0.55	$1.43	$0.83
Income (loss) from discontinued operations, net	-	(0.01)	-	0.01
Net income	$0.51	$0.54	$1.43	$0.84

Note 7 – Stock-Based Compensation

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and nine month periods ended September 28, 2008 and September 30, 2007 were calculated using the following weighted- average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Options granted	--	1,100	321,772	229,986
Weighted average exercise price	--	$41.85	$31.89	$51.38
Weighted-average grant date fair value	--	20.12	15.00	24.44
Assumptions:
Expected volatility	--	38.10%	39.82%	36.50%
Expected term (in years)	--	7.00	7.00	6.97
Risk-free interest rate	--	4.41%	3.28%	4.75%
Expected dividend yield	--	--	--	--

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

A summary of the activity under our stock option plans as of September 28, 2008 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 29, 2008	2,244,644	$39.66
Options granted	-	-
Options exercised	(42,032)	20.23
Options cancelled	(6,125)	44.15
Options outstanding at September 28, 2008	2,196,487	40.02	6.2	$8,023,727
Options vested at September 28, 2008	1,613,050	39.66	5.3	6,031,741
Options vested or expected to vest at September 28, 2008 *	2,178,337	40.01	6.2	7,962,154

*  Represents options outstanding (vested and unvested), less an estimated forfeiture rate on those options that are expected to vest at some point in the future.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 30, 2007	1,989,646	$40.39
Options granted	321,772	31.89
Options exercised	(90,190)	17.48
Options cancelled	(24,741)	45.78
Options outstanding at September 28, 2008	2,196,487	40.02

During the three and nine month periods ended September 28, 2008, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.5 million and $0.8 million, respectively, and the total amount of cash received from the exercise of these options was $0.9 million and $1.6 million, respectively.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program cliff vest at the end of the three year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.

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

Restricted Shares Outstanding
Non-vested shares outstanding at December 30, 2007	44,800
Awards granted	34,150
Non-vested shares outstanding at September 28, 2008	78,950

For the three and nine months ended September 28, 2008 we recognized compensation expense of $0.5 million and $0.6 million, respectively. For the three and nine months ended September 30, 2007, we recognized $0.4 million and $0.5 million of compensation expense, respectively, related to restricted stock.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended September 28, 2008 and September 30, 2007, respectively, and approximately $0.3 million of compensation expense associated with the nine month periods ended September 28, 2008 and September 30, 2007, respectively.

Note 8 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)
	Pension Benefits				Retirement Health and Life Insurance Benefits

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Service cost	$1,158	$1,557	$3,474	$3,864	$165	$116	$449	$530
Interest cost	1,985	1,878	5,955	5,467	139	58	349	355
Expected return on plan assets	(2,601)	(2,462)	(7,803)	(7,443)	--	--	--	--
Amortization of prior service cost	128	147	385	388	(175)	(290)	(523)	(290)
Amortization of net loss	60	21	180	180	117	38	201	88
Net periodic benefit cost	$730	$1,141	$2,191	$2,456	$246	$(79)	$476	$683

Employer Contributions

We made $4.1 million in voluntary contributions to our qualified defined benefit pension plans during the first nine months of 2008.  There were no contributions during the same period in 2007.  We made approximately $0.2 million in contributions (benefit payments) to our non-qualified defined benefit plans during the first nine months of 2008 and 2007, respectively.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension and retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees are no longer eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to plan participants as of December 31, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who were age 50 or older as of December 31, 2007, as long as they met certain eligibility requirements.  However, employees who were less than age 50 as of December 31, 2007 are no longer eligible for retiree medical benefits.  This plan amendment has resulted in a reduction to the accumulated benefit obligation, which, beginning in the third quarter of 2007, is being accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they become fully eligible.  In the first nine months of 2008, we recognized approximately $0.3 million as a reduction to prior service cost as a result of the amendment.

Note 9 – Equity

Common Stock Repurchase

From time to time, our Board of Directors authorizes the repurchase, at management’s discretion, of shares of our common stock.  On February 15, 2008, the Board of Directors approved a buyback program, which authorized us to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  This repurchase plan was scheduled to expire on February 14, 2009.  Under this buyback program, we repurchased approximately 907,000 shares of common stock for $30.0 million in the first quarter of 2008, which completed this buyback program.  Under a prior buyback program, we repurchased approximately 214,000 shares of common stock for $8.7 million and 743,000 shares of common stock for $32.6 million in the three and nine month periods ended September 30, 2007, respectively.

Note 10 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2008 (1)	September 30, 2007 (1)	September 28, 2008 (1)	September 30, 2007 (1)
High Performance Foams
Net sales	$33,890	$29,466	$92,966	$80,483
Operating income	7,376	5,457	17,687	12,654

Printed Circuit Materials
Net sales	$31,820	$37,057	$94,300	$109,540
Operating income	12	2,104	4,615	1,886

Custom Electrical Components
Net sales	$23,232	$32,884	$75,862	$100,683
Operating income (loss)	103	1,215	2,889	(6,055)

Other Polymer Products (2)
Net sales	$12,754	$10,219	$38,566	$31,882
Operating income (loss)	(1,641)	(251)	(4,012)	(902)

(1)
These amounts represent the results of continuing operations.  The 2007 amounts have been adjusted to exclude the results of the polyolefin foams operating segment, which had been aggregated in the Other Polymer Products reportable segment.  See Note 14 “Discontinued Operations” for further information.

(2)
In the first quarter of 2008, we created a new operating segment called NuFlex.  This entity reports certain distribution activities for our flexible circuit material products we historically produced, but now have been outsourced to our joint venture, Rogers Chang Chun Technology Co., Ltd. (RCCT), as well as certain residual manufacturing related to our wholly-owned flexible circuit material business. This operating segment did not meet the aggregation criteria in SFAS 131 and is therefore being included in our Other Polymer Products reportable segment.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 11 – Joint Ventures

As of September 28, 2008, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $2.5 million and $5.1 million for the three and nine month periods ended September 28, 2008 and $2.1 million and $4.9 million for the three and nine month periods ended September 30, 2007, respectively, is included in the condensed consolidated statements of income.  In addition, commission income from PLS of $0.5 million and $0.6 million for the three months ended September 28, 2008 and September 30, 2007 and $1.8 million and $1.3 million for the nine month periods ended September 28, 2008 and September 30, 2007, respectively, is included in “Other income, net” on the condensed consolidated statements of income.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$32,792	$31,356	$88,226	$79,652
Gross profit	8,847	8,048	20,890	19,899
Net income	5,072	4,220	10,291	9,704

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

Note 12 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that, under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million and recorded this reserve in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  We have completed all of the required groundwater monitoring with favorable results.  As of the end of the third quarter, this site has been remediated in accordance with the Connecticut Remediation Standard.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in three active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of September 28, 2008, which approximates our share of the low end of the range.  During the third quarter of 2008, we settled a fourth superfund case when we reached agreement with the CT DEP as a de minimus party and agreed to pay approximately $0.1 million to settle our portion of the claim and release us from further involvement with the site.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 28, 2008, there were approximately 188 pending claims compared to approximately 192 pending claims at June 29, 2008 and approximately 175 pending claims at December 30, 2007.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 188 claims pending as of September 28, 2008, 54 claims do not specify the amount of damages sought, 130 claims cite jurisdictional amounts, and only four (4) claims (or approximately 2.1% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these four (4) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000; one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs; and two (2) claims allege compensatory damages of $65,000,000 and punitive damages of $60,000,000. These four (4) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and in 2006, but increased slightly in 2007.  As of the end of the third quarter, the number of suits filed in 2008 is less than the number filed in 2007 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the nine month period ended September 28, 2008, we were able to have approximately 43 claims dismissed and settled 4 claims.  For the full year 2007, approximately 59 claims were dismissed and 12 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.5 million in the first three quarters of 2008, compared to approximately $2 million for the full year 2007.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.  These amounts are currently reflected in our financial statements at September 28, 2008 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers, the continuing solvency of various insurance companies, the ability of insurance companies to reimburse amounts owed to us on a timely basis, as well as the numerous uncertainties surrounding asbestos litigation in the United States (including, but not limited to, uncertainties surrounding the litigation process from jurisdiction to jurisdiction as well as potential legislative changes), could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

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

Other Environmental and Legal Matters

In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.3 million and paid approximately $0.2 million in costs associated with the remediation work.  We believe the remaining $0.2 million accrual is appropriate to cover the future payments related to the remediation efforts that we completed in the third quarter of 2008.

On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleges performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  Although the lawsuit initially did not quantify the amount of damages CalAmp was seeking against us, CalAmp had disclosed in various SEC filings that, in December 2007, it had settled claims asserted by its largest customer, EchoStar Technologies Corp. (EchoStar), related to performance problems with EchoStar’s customers’ direct broadcast satellite television equipment allegedly caused by our laminate materials.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its current estimated total damages are $82.9 million.  According to CalAmp, this amount is comprised of the following: $18.7 million related to CalAmp’s settlement with EchoStar, $44.4 million of alleged goodwill impairment for lost EchoStar business, $19.5 million for alleged lost margin from EchoStar’s business annualized (May 2007 to April 2008) and $0.3 million for other miscellaneous costs and fees.  CalAmp’s suit against us is proceeding, although a trial date has not yet been set.  We intend to vigorously defend ourselves against these allegations.  Based on facts and circumstances known to us at the present time, we cannot determine the probability of success in such defenses or estimate the range of any potential loss that may occur as a result of these proceedings.

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

Note 13 – Restructuring Charges

Beginning in the second quarter of 2007, we underwent significant restructuring activities which resulted in net charges of $12.9 million for the second quarter of 2007.  Such activities, and the related charges, were substantially completed by the end of 2007.  The residual financial impact of these activities in the third quarter and first nine months of 2008 consisted of a reduction in inventory reserves of approximately $0.3 million and $1.6 million, respectively, due to the sale of inventory that had previously been specifically reserved in the second quarter of 2007.  To date this restructuring program has resulted in total net charges of $11.9 million.

The following table summarizes the restructuring and impairment charges recorded in income from continuing operations for the three and nine month periods ended September 30, 2007:

(Dollars in thousands)
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Inventory charges (1)
Printed Circuit Materials	$-	$2,500
Custom Electrical Components	-	4,750
	-	7,250

Inventory recoveries (1)
Printed Circuit Materials	(509)	(509)
Custom Electrical Components	(710)	(710)
	(1,219)	(1,219)

Property, plant and equipment charges (1)
Printed Circuit Materials	210	420
Custom Electrical Components	729	2,299
	939	2,719

Prepaid license charges (2)
Custom Electrical Components	603	1,435
	603	1,435

Goodwill impairment (3)
Other Polymer Materials	-	525
	-	525

Severance (3)	202	2,758

Total charges	$525	$13,468

(1)	These amounts are included in cost of sales on our condensed consolidated statements of income.
(2)	These amounts are included in selling and administrative expenses on our condensed consolidated statements of income.
(3)	These amounts are included in restructuring and impairment charges on our condensed consolidated statements of income.

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

Severance

In the second quarter of 2007, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $2.6 million of severance charges in the second quarter of 2007, which was included in restructuring and impairment charges on our condensed consolidated statements of income.  As of September 28, 2008, the program is effectively complete with no additional payments expected or accrued.

Note 14 – Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the three and nine months ended September 28, 2008, there was no activity associated with the discontinued operations.  For the nine month period ended September 30, 2007 $1.9 million of net sales have been reflected as discontinued operations.  For the three and nine months ended September 30, 2007, $0.1 million of operating loss and $0.3 million of operating income, both net of tax, has been reflected as discontinued operations in the accompanying consolidated statements of income.

Note 15 – Income Taxes

Our effective tax rate was 17.3% and 18.5%, respectively, for the three month periods ended September 28, 2008, and September 30, 2007, and 25.6% and 5.1%, respectively, for the nine month periods ended September 28, 2008, and September 30, 2007, as compared with the statutory rate of 35.0%.  In both the three and nine month periods ended September 28, 2008, our tax rate benefited from favorable tax rates on certain foreign business activity, and certain other discrete items.  In the three and  nine month periods ended September 30, 2007, our tax rate benefited from favorable tax rates on certain foreign business activity, research and development tax credits, and tax benefits associated with the restructuring, impairment, and other one-time charges, and certain other discrete items.

Our accounting policy is to account for interest expense and penalties related to income tax issues as income tax expense.  As of September 28, 2008, we have approximately $0.5 million of accrued interest related to uncertain tax positions included in the $9.1 million of unrecognized tax benefits.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal 2005 – 2007, various states 2004 – 2007, and foreign 2004 – 2007.

Note 16 - Recent Accounting Pronouncements

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

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 on September 28, 2008 and have disclosed information related to derivative instruments in accordance with SFAS 161 in this form 10-Q.  (See Note 3 “Hedging Transactions and Derivative Financial Statements”.)

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008.

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

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We adopted the provisions of SFAS 157 on December 31, 2007.  See Note 2 “Fair Value Measurements”.

Note 17 - Subsequent Event

On October 31, 2008, we entered into an agreement to sell 100% of the shares of our Induflex subsidiary (ILD) located in Ghent, Belgium to a subsidiary of BV Capital Partners.  Under the terms of the agreement, we received approximately 10.7 million euros (US$13.6 million at the closing spot rate), which represents the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  Additionally, we have an opportunity to receive additional earnouts over the next three years based on the future performance of the divested business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Overview

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer products, consumer electronics, semiconductors, mass transit, automotive, ground transportation, aerospace, defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales and earnings results is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on forecasting.

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

Third quarter 2008 sales were $101.7 million, compared to $109.7 million for the third quarter of 2007, and sales for the first nine months of 2008 were $301.7 million, a 6.5% decline from the first nine months of 2007.  These declines were primarily driven by the decrease in sales in both the Printed Circuit Materials reportable segment (14.1% decline quarter-over-quarter; 13.9% decline year-to-date) and the Custom Electrical Components reportable segment (29.4% decline quarter-over-quarter; 24.7% decline year-to-date). These declines were partially offset by an increase in sales in the High Performance Foams reportable segment (15.0% increase quarter-over-quarter; 15.5% increase year-to-date).  Operating income declined from $8.5 million in the third quarter of 2007 to $5.9 million in the third quarter of 2008.  However, on a year-to-date basis, operating income increased from $7.6 million in 2007 to $21.2 million in 2008, primarily as a result of $13.5 million in net restructuring charges that are included in the 2007 results.  Earnings-per-diluted-share (EPS) increased on a year-to-date basis, from $0.83 in for the first nine months of 2007 to $1.43 for the same period in 2008.

Although sales volumes declined in 2008 as compared to 2007, we have been able to improve our manufacturing margins, primarily as a result of the restructuring efforts initiated in the second quarter of 2007, which have allowed us to improve our operating efficiency and achieve a more favorable product mix.  Our operating expenses increased in the third quarter of 2008, which negatively impacted our operating profit performance in comparison to the comparable prior year period.  This increase is primarily attributable to expenses associated with tax projects that have been initiated to improve our global tax position, as well as additional incentive compensation expense due to the overall improvement in year-over-year results.  In these volatile economic times, we have made concerted efforts to control discretionary spending and improve our balance sheet position through close monitoring of our working capital position, which has resulted in a significant reduction in inventory and allowed us to continue to generate significant amounts of cash.  We have been able to partially offset the sales declines in our restructured operating segments, Durel and Flexible Circuit Materials, through organic growth in other operating segments, particularly our PORON® Polyurethane Foams and Power Distribution Systems operating segments.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	31.5	28.4	31.8	25.4

Selling and administrative expenses	20.2	15.4	19.1	16.7
Research and development expenses	5.6	5.1	5.6	5.4
Restructuring and impairment charges	-	0.2	-	1.0
Operating income	5.7	7.8	7.1	2.4

Equity income in unconsolidated joint ventures	2.5	1.9	1.7	1.5
Other income, net	0.6	0.1	0.7	0.3
Interest income, net	0.6	0.4	0.7	0.4
Income before income taxes	9.4	10.2	10.2	4.5

Income tax (benefit) expense	(1.6)	1.9	(2.6)	0.2

Net income	7.8%	8.2%	7.6%	4.4%

Net Sales

Net sales for the three month period ended September 28, 2008 were $101.7 million as compared to $109.6 million for the three month period ended September 30, 2007, and $301.7 million versus $322.6 million for the respective nine month periods, a decrease of 6.5%.  The decrease was primarily the result of sales declines in our Custom Electrical Components and Printed Circuit Materials reportable segments, partially offset by a sales increase in our High Performance Foams and Other Polymer Products reportable segment.   See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 28.4% in the third quarter of 2007 to 31.5% in the third quarter of 2008 and from 25.4% to 31.8% for the nine month periods, respectively.  The results for 2007 included restructuring charges of approximately $8.2 million in the first nine months of 2007 and income of $0.8 million in the third quarter of 2007 related primarily to the sale of inventory that was previously reserved as part of our restructuring initiatives.  These charges impacted our margins by 0.7% and 2.5%, respectively, in the third quarter and first nine months of 2007.  Our three strategic business segments, Printed Circuit Materials, High Performance Foams and Custom Electrical Components, all experienced improved margins in the third quarter and first nine months of 2008 as compared to the comparable periods of 2007.  See “Segment Sales and Operations” discussion below for additional information.

Selling and Administrative Expenses

Selling and administrative expenses increased from $16.9 million in the third quarter of 2007 to $20.5 million in the third quarter of 2008 and from $53.7 million in the first nine months of 2007 to $57.7 million in the first nine months of 2008.  As a percentage of sales, selling and administrative expenses were 20.2% and 19.1%, respectively, for the third quarter and first nine months of 2008 as compared to 15.4% and 16.7%, respectively, for the comparable periods in 2007.  The increase in 2008 can be primarily attributable to expenditures related to global tax minimization projects, additional incentive compensation costs, and increased litigation costs.

Research and Development Expenses

Research and development (R&D) expense remained relatively flat in the third quarter of 2008 as compared to the third quarter of 2007 and decreased slightly from $17.3 million in the first nine months of 2007 to $17.0 million in the first nine months of 2008.  As a percentage of sales, research and development expenses were 5.6% in the third quarter of 2008 as compared to 5.1% in the third quarter of 2007.  On a year-to-date basis, R&D expenses as a percentage of sales increased slightly from 5.4% in 2007 to 5.6% in 2008.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and our future success is dependent on our continued focus on research and development initiatives.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased $0.4 million from $2.1 million to $2.5 million in the third quarter of 2008 versus the third quarter of 2007.  On a year-to-date basis, equity income increased 6% from $4.9 million to $5.1 million.  This increase is due primarily to the strong performance of our foam joint ventures in China, Rogers Inoac Suzhou Corporation (RIS), and in Japan, Rogers Inoac Corporation (RIC), as these entities continue to penetrate the Asian marketplace.  In the second half of 2007, we added additional capacity in our RIS joint venture, which is now beginning to contribute to the improved operating results at that joint venture.  These positive results were partially offset by lower profitability at our flexible circuit material joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT), as markets for these products continue to become increasingly competitive and price sensitive as the products become more commoditized.

Other Income, Net

Other income increased approximately $0.5 million in the third quarter of 2008 versus the third quarter of 2007 from $0.1 million to $0.6 million.  On a year-to-date basis, other income increased $1.3 million, from $0.8 million in 2007 to $2.1 million in 2008.  The year-over-year increase is primarily attributable to increased commission income from our Polyimide Laminate Systems, LLC (PLS) joint venture, ($0.6 million increase year-to-date) as we have been able to successfully grow market share in 2008, while quarter-over-quarter increases are attributable to favorable foreign currency fluctuations.

Interest Income, Net

Interest income increased from $0.4 million and $1.3 million, respectively, for the three and nine month periods ended September 30, 2007 to $0.6 million and $2.1 million, respectively, for the three and nine month periods ended September 28, 2008.  The increase is primarily attributed to higher levels of invested cash in the first nine months of 2008 versus the same period in 2007.

Income Taxes

Our effective tax rate was 17.3% and 18.5%, respectively, for the three month periods ended September 28, 2008, and September 30, 2007, and 25.6% and 5.1%, respectively, for the nine month periods ended September 28, 2008, and September 30, 2007, as compared with the statutory rate of 35.0%.  In both the three and nine month periods ended September 28, 2008, our tax rate to benefited from favorable tax rates on certain foreign business activity, and certain other discrete items.  In the three and  nine month periods ended September 30, 2007, our tax rate benefited from favorable tax rates on certain foreign business activity, research and development tax credits, and tax benefits associated with the restructuring, impairment, and other one-time charges, as well as certain other discrete items.

Restructuring Charges

In the second quarter of 2007, we initiated significant restructuring activities at our Durel and Flexible Circuits Materials operating segments that resulted in net pre-tax charges of $13.5 million year-to-date in 2007 and $0.5 million in the third quarter of 2007. The majority of our restructuring related activities, and the resulting subsequent charges, were substantially completed by the end of 2007.  The residual financial impact of these activities on the third quarter and first nine months of 2008 consisted of a reduction in inventory reserves of approximately $0.3 million and $1.6 million, respectively, due to the sale of inventory that had previously been specifically reserved in the second quarter of 2007.  To date this restructuring program has resulted in total net charges of $11.9 million.

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

Discontinued Operations

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the nine months ended September 28, 2008, there was no activity associated with the discontinued operations.  For the nine month period ended September 30, 2007 $1.9 million of net sales have been reflected as discontinued operations.  There were no net sales associated with the discontinued operations for the third quarter of 2007.  For the three and nine months ended September 30, 2007, $0.1 million of operating loss and $0.3 million of operating income, both net of tax, has been reflected as discontinued operations in the accompanying consolidated statements of income.

Segment Sales and Operations

High Performance Foams

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$33.9	$29.5	$93.0	$80.5
Operating income	7.4	5.5	17.7	12.7

Our High Performance Foams (HPF) reportable segment is comprised of our Poron® and Bisco® foam products.  Net sales in this segment increased by 15.0% and 15.5%, respectively, in the third quarter and first nine months of 2008 compared to the respective periods in 2007.  Operating results improved by 35.2% and 39.8%, respectively, in the third quarter and first nine months of 2008 as compared to the comparable periods in 2007.  These increases were driven by general strength across most major market segments, particularly in sales into the consumer electronics market for handheld devices.  This segment is continuing to develop new products, which are gaining a wider acceptance in diverse applications around the globe as these products typically assist customers in meeting escalating product specification requirements.  For example, Poron® SoftSeal, a new premier polyurethane foam product, continues to gain momentum by being adopted as the design-in choice at many original-equipment manufacturers, primarily for handheld communication device programs.  Silicone foam products sales were also strong in 2008 as compared to 2007 due primarily to increased demand across most market segments.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$31.8	$37.1	$94.3	$109.5
Operating income (loss)	-	2.1	4.6	1.9

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment decreased by 14.1% and 13.9%, respectively, in the third quarter and first nine months of 2008 as compared to the comparable prior year periods.  Operating results declined from income of $2.1 million in the third quarter of 2007 break-even in the third quarter of 2008; while operating results improved on a year-to-date basis from $1.9 million in the first nine months of 2007 to $4.6 million in the first nine months of 2008.  The 2007 results included net restructuring charges of $3.2 million (including $0.3 million in the third quarter of 2007) related to the flexible circuit materials operating segment, which included charges related to inventory write-downs, accelerated depreciation on certain equipment used to manufacture Flexible Circuit Materials in the U.S., and severance costs.  For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

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

As a result of these management initiatives, the decline in sales experienced in 2008 as compared to 2007 is primarily attributable to the restructuring of the Flexible Circuit Materials operating segment, which has enabled us to have a much more favorable sales mix in this segment, as evidenced by the generation of more profits per sales dollar year-to-date in 2008 as compared to 2007.  In the third quarter of 2008, the segment operating results were break-even as compared to an operating profit of $2.1 million in the third quarter of 2007.  This decrease was driven by the inclusion of costs associated with incentive compensation programs in 2008 which did not occur in 2007; increased legal costs related to a product liability lawsuit (see Footnote 11 for further discussion); and increased raw material prices as well as a less favorable product mix than in the third quarter of 2007.

Overall in 2008, we have experienced strength in the high reliability markets for our high frequency advanced circuit materials for radar and guidance system devices, and we anticipate it will benefit in the future from the on-going global roll-out of 3G (Third Generation) wireless systems.  These positive results were partially offset by weaker demand in low noise block-down converters for the satellite television market, which is attributable to the downturn in the new housing market and lower direct consumer purchases.

Custom Electrical Components

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$23.2	$32.9	$75.9	$100.7
Operating income (loss)	0.1	1.2	2.9	(6.1)

Our Custom Electrical Components reportable segment is comprised of electroluminescent (EL) lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 29.4% and 24.7%, respectively, in the third quarter and first nine months of 2008 as compared to the comparable prior year periods.  Operating results improved on a year-to-date basis, while declining slightly in the third quarter.  In the second quarter of 2007, we initiated restructuring efforts in our Durel operating segment, resulting in net charges of $9.3 million year-to-date in 2007 and $0.6 million in the third quarter of 2007, which were comprised of the write-down of inventory, accelerated depreciation primarily related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  For further discussion of these charges, see the “Restructuring and Impairment Charges” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The continued decline in sales in this segment is primarily driven by the forecasted decline in demand for EL backlighting in the portable communications market, which we expect will continue in the future.  In order to maximize the residual lamp business, we shifted the majority of our EL lamp production to China in 2007, leaving only a small amount of manufacturing in the U.S.  We believe the demand for EL lamps will continue to decline in the portable communications market and we are currently exploring other potential opportunities for this technology in other markets, such as advertising, as well as in the automotive and consumer electronics markets, among others.  The decline in lamp sales, as well as the aforementioned restructuring efforts, resulted in a more favorable product mix in this segment, as the segment was able to achieve break even status for the quarter and generate profits on a year-to-date basis in 2008, even at lower sales volumes.  These improvements were driven not only by the restructuring activities at our Durel operating segment, but also by increased sales volumes in the power distribution systems operating segment, due primarily to strong demand for these products in mass transit applications, particularly in Asia.  We expect to continue to benefit from the continued mass transit infrastructure expansion in China and other countries around the world, particularly in emerging markets, due to the anticipated future investment in infrastructure initiatives in these countries.

Other Polymer Products

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$12.8	$10.2	$38.6	$31.9
Operating income (loss)	(1.6)	(0.3)	(4.0)	(0.9)

Our Other Polymer Products reportable segment consists of elastomer rollers, floats, non-woven materials, polyester-based industrial laminates, thermal management products and flexible circuit material products.  Net sales in this segment increased by 24.8% and 21.0%, respectively, in the three and nine month periods ended September 28, 2008 as compared to the three and nine month comparable prior year periods, while operating losses increased from $0.3 million in the third quarter of 2007 to $1.6 million in the third quarter of 2008 and from $0.9 million in the first nine months of 2007 to $4.0 million in the first nine months of 2008.  As discussed in the PCM section above, this segment now includes our NuFlex operating segment, which contributed to both the sales volume and operating loss increases in the third quarter and first nine months of 2008 as compared to the comparable periods in 2007.  2008 also included product development costs related to our new Thermal Management Systems operating segment, which began operations in the first quarter of 2008, but has not recognized significant sales to date.

Liquidity, Capital Resources and Financial Position

We believe our ability to generate cash from operations to reinvest in the business is one of our fundamental strengths, as demonstrated by the continued strength in our financial position at the end of the third quarter of 2008.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	September 28, 2008	December 30, 2007
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$48,706	$89,628
Accounts receivable	67,818	76,965
Inventory	45,992	51,243

	Nine Months Ended
	September 28, 2008	September 30, 2007
Key Cash Flow Measures:
Cash provided by operating activities from continuing operations	$48,306	$30,465
Cash provided by (used in) investing activities from continuing operations	(15,518)	16,594
Cash used in financing activities	(25,628)	(25,941)

At September 28, 2008, cash, cash equivalents and short-term investments totaled $48.7 million as compared to $89.6 million at December 30, 2007.  The decline is primarily due to the change in classification of our investments in auction rate securities.  At year-end 2007, we held approximately $53.3 million of such securities that were classified as short-term investments.  As September 28, 2008, approximately $48.6 million (par value of $50.0 million) of these investments are now reported in long term assets (see Note 2 “Fair Value Measurements” for further discussion).  Cash increased $8.1 million from year-end 2007 due to strong cash generation from operations.  This increase was partially offset by the repurchase of $30.0 million (907,000 shares) of common stock in the first quarter of 2008.

Significant changes in our balance sheet accounts from December 30, 2007 to September 28, 2008 are as follows:

o
Accounts receivable decreased by $9.1 million from $77.0 million at December 30, 2007 to $67.8 million at September 28, 2008, primarily due to lower sales volumes in the third quarter of 2008 as compared to the fourth quarter of 2007, as well as strong cash collections particularly in Asia.

o
Inventory decreased by $5.3 million, or 10%, from December 30, 2007 to September 28, 2008, primarily due to our continued focus on reducing inventory levels to improve cash flows and strengthen our working capital position.

o
Accounts payable decreased by $3.2 million from $22.1 million at December 30, 2007 to $18.9 million at September 28, 2008, primarily due to lower inventory purchases during the first nine months of 2008, which is consistent with our lower sales volumes, as well as the timing of payments.

o
Accrued employee benefits and compensation increased $5.9 million from $15.0 at December 30, 2007 to $20.8 at September 28, 2008 which is largely due to the increase in incentive compensation in 2008, versus 2007 due to the stronger performance of the business in 2008.

We have a Multicurrency Revolving Credit Agreement with RBS Citizens, National Association (Bank), a successor in interest to Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for two credit facilities.  One facility (Credit Facility A) is available for loans or letters of credit up to $75 million, and the second facility (Credit Facility B) is available for loans of up to $25 million.  Credit Facility A is a five-year facility and Credit Facility B is a 364-day facility.  Both are multi-currency facilities under which we may borrow in US dollars, Japanese Yen, Euros or any other currency freely convertible into US dollars and traded on a recognized interbank market.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

We had originally entered the Credit Agreement together with certain of our wholly-owned subsidiaries, Rogers Technologies (Barbados) SRL, Rogers (China) Investment Co., Ltd., Rogers N.V., and Rogers Technologies (Suzhou) Co. Ltd on November 13, 2006.  On June 17, 2008, we amended the Credit Agreement to remove our wholly-owned subsidiaries as borrowers and, as such, we are now the sole borrower.  In connection with this amendment and on June 17, 2008, we granted the Bank a security interest in 6,500 common shares of Rogers Technologies (Barbados) SRL and 97,500 common shares of Rogers B.V.B.A. (formerly Rogers N.V.), which, in each case, represents approximately 65% of the issued and outstanding shares in each company.  Such pledged stock is the only security for Credit Facilities A and B.  As previously noted, we changed the legal status of our Belgian subsidiary from Rogers N.V. to Rogers B.V.B.A. on August 20, 2008.

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

Additionally, we were obligated under an irrevocable standby letter of credit, which guarantees our self- insured workers compensation plan in the amount of $1.1 million at September 28, 2008.  There were no amounts outstanding on this letter of credit as of September 28, 2008.

As of September 28, 2008, we held auction rate securities with a par value of $54.4 million, which were comprised of 90% student loan auction rate securities and 10% municipality auction rate securities.  These securities have an auction reset feature which began to fail in February 2008 due to a disruption in the credit markets and each auction since then has failed, thus limiting liquidity.  A fair value analysis was performed on these securities that resulted in a decline in the fair value of $1.5 million as of the third quarter.  The fair value analysis was based on a discounted cash flow model for each security, utilizing various assumptions including estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  We have concluded that the impairment is not other-than-temporary, per FASB Staff Position 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Emerging Issues Task Force 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due primarily to the fact that the investments we hold are high quality AAA/Aaa-rated securities and 90% are collateralized with government-backed student loans.  Based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have reclassified the auction rate securities balance from short-term investments to long-term assets, with the exception of one security with a maturity date within the next 12 months that has been classified as a short-term investment.

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  However, as the securities that we hold are high quality securities, the penalty rates are market-based, therefore the aggregate interest rate that we earned in the first nine months has remained effectively unchanged during most of the third quarter due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.  Due to changes in market conditions, we did experience an increase in penalty rates during the last few weeks of the quarter.

Subsequent to the close of the third quarter, we were notified that, during the fourth quarter of 2008, two of the investments we hold in auction rate securities will be redeemed at par value, and a third investment will be partially redeemed at par value.  The par values of the investments that will be redeemed total $4.4 million and have been classified as short-term assets.

Contingencies

During the third quarter of 2008, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 12 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the third quarter of 2008.

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

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), as an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS 161 on September 28, 2008 and have disclosed information related to derivative instruments in accordance with SFAS 161 in this form 10-Q.  (See Note 3 “Hedging Transactions and Derivative Financial Statements”.)

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years, beginning on or after December 15, 2008.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the third quarter of 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk during the third quarter of 2008.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 28, 2008.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2008 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

During the third quarter of 2008, the Company completed the implementation of a new Enterprise Resource Planning (“ERP”) system at the Woodstock, Connecticut location of its High Performance Foams business. The implementation is part of a Company-wide initiative to replace remaining stand-alone legacy computer systems with a more efficient fully integrated global system. As a matter of course in such implementations, certain internal controls surrounding the inputting, processing and accessing of information ultimately used in financial reporting were changed. Previously, the ERP system implemented in Woodstock was previously successfully implemented by the Company in a number of the Company’s other facilities both in the U.S. and abroad. The phased-in approach the Company is taking reduces the risks associated with making these changes, and in addition, the Company is taking the necessary steps to monitor and maintain appropriate internal controls during these implementations. These steps include performing additional verifications and testing to ensure data integrity.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.         Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 12, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

Financial and Credit Market Volatility

Volatility in the financial markets could have a significant effect on our business as it could impact the returns generated on our investment portfolio, our ability to further diversify our business through strategic acquisitions or other alliances, and our ability to obtain and hold insurance, among other things.    As our investments are impacted by market conditions, such as factors that affect interest rates and the underlying liquidity of the related investment bank through which we hold investments, any volatility in our or their ability to liquidate our investments could negatively effect our financial position.  Undertaking acquisitions and divestitures is an important component of our long-term growth strategy.  The volatility of the credit markets can significantly affect us from an acquisition stand-point, through access to our line of credit and other forms of financing, and from a divestiture stand-point, through the availability of funds to the potential acquiring party.

Other than the new risk factor above, there have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 6.                 Exhibits

List of Exhibits:

3a	Restated Articles of Organization of Rogers Corporation were filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective October 2, 2008 filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 9, 2008*.

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

10aj-4	Fourth Amendment to the 2005 Equity Compensation Plan, effective as of October 2, 2008, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

Dated:  November 5, 2008