Form 10-K
period 2008-12-31
ROGERS CORP
filed 2009-02-26
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes __ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes __  No _X _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer   _X_           Accelerated Filer   __           Non-accelerated Filer  __  (Do not check if a smaller reporting company)           Smaller reporting company ____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)                               Yes    No  X

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $587,613,836.  Rogers has no non-voting common equity.

The number of shares outstanding of capital stock as of February 13, 2009 was 15,632,700.

Documents Incorporated by Reference:

Portions of Rogers’ definitive proxy statement for its Annual Meeting of Shareholders, currently scheduled for May 7, 2009, are incorporated by reference into Part III of this Report.

List of Exhibits Filed Herewith:

Exhibit 10aaa-3	Amendment No. 3 to Multicurrency Revolving Credit Agreement
Exhibit 10aaa-4	Amendment No. 4 to Multicurrency Revolving Credit Agreement
Exhibit 10aad-3	Guaranty Confirmation Agreement
Exhibit 10aad-4	Guaranty Confirmation Agreement
Exhibit 10aae-1	Amended and Restated Securities Pledge Agreement
Exhibit 21	Subsidiaries of Rogers Corporation
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm
Exhibit 23.2	Consent of National Economic Research Associates, Inc.
Exhibit 23.3	Consent of Marsh USA, Inc.
Exhibit 31(a)	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of President and CEO and Vice President, Finance and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.  Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation.  We have adapted our products over the 176 years of our history to meet changing market needs, initially manufacturing specialty paperboard for use in early electrical applications, to today predominantly supplying a range of specialty materials and components for the portable communications, communications infrastructure, consumer electronics, mass transit, automotive, aerospace and defense, and alternative energy markets.

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

Business Segments & Products

We operate in four reportable segments: Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.  Financial information by business segment and geographic area appears in Note 13 of the Consolidated Financial Statements on pages 73 through 74 of this Form 10-K.  Our products are based on our core technologies in polymers, fillers, and adhesion.  Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under our valuable brand names.

Printed Circuit Materials

Our Printed Circuit Materials reportable segment includes printed circuit board laminates for high frequency, high performance applications.  Our Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

Printed Circuit Materials are sold principally to independent and captive printed circuit board manufacturers who convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our rigid circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties.  Trade names for our rigid printed circuit board materials include RO3000®, RO4000®, DUROID®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates.  All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has varying properties that address specific needs and applications within the communications market.  High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar.

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

High Performance Foams are sold to fabricators, distributors and original equipment manufacturers for applications in consumer electronics, mass transit, aerospace and defense and other markets.  Trade names for our High Performance Foams include:  PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; and R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; BISCO® silicone foams used for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame.

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

Custom Electrical Components

Our Custom Electrical Components reportable segment includes power distribution components and electroluminescent lamps and inverters.  We manufacture power distribution components in Ghent, Belgium and Suzhou, China, under the RO-LINX® trade name, which we sell to manufacturers of high power/high voltage electrical inverter systems for use in mass transit, renewable energy generation, industrial applications, and to manufacturers of communication equipment.  We manufacture DUREL® electroluminescent lamps (EL lamps) in Chandler, Arizona and Suzhou, China.  We also design and sell inverters that drive EL lamps.  These EL lamps and inverters are sold primarily to manufacturers of portable communications equipment and automobiles throughout the world.  During 2006 and 2005, production capacity was added in China for both EL lamps and power distribution components, as we continue to work to bring manufacturing operations closer to our customers.

Other Polymer Products

Our Other Polymer Products reportable segment includes elastomer components, nonwoven composite materials, thermal management products, and resale activity related to flexible circuit material products. These products have characteristics that offer functional advantages in many market applications that serve to differentiate our products from those of our competitors and from other commonly available products.

Elastomer components are sold to original equipment manufacturers for applications in ground transportation, office equipment, consumer and other markets.  Trade names for the our elastomer components include:  NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks; and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines.  In 2004, we moved production of our elastomer components products from Windham, Connecticut to our facility in Suzhou, China in an effort to be closer to our customers in the Asian marketplace and to improve production cost efficiencies.  In 2006, to further improve production leverage, we moved our Korean float manufacturing operations, which we acquired in 2004, to our facilities in Suzhou, China.

Our nonwoven composite materials are manufactured for medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

Thermal management products had its first sales in 2008 in the semi-conductor packaging market.

In 2007, we restructured our flexible circuit materials business and outsourced the majority of the manufacturing activities related to this business to our Taiwanese joint venture, RCCT.  As part of this restructuring, we agreed to act as a distributor for the products now manufactured at RCCT, the sales for which are reported in this segment.

This segment no longer includes our polyolefin foams operating segment, which was divested in the third quarter of 2007, and our Induflex operating segment, which was divested in the fourth quarter of 2008.

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout the Americas, Europe and Asia.  Our products were sold to over 2,600 customers worldwide in 2008. Although the loss of all the sales made to any one of our larger customers would require a period of adjustment during which the business of a segment would be adversely affected, we believe that such adjustment could be made over a period of time due to the diversity of our customer base.  We also believe that our business relationships with the major customers within all of our key markets are generally favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.  However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the United States and in most foreign markets.  Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

There are no companies that compete with us across our full range of product lines.  However, each of our products faces competition in each business segment in domestic and foreign markets.  Competition comes from companies of all sizes and types, including those with substantially more resources than us.  Our strategy is to offer technologically advanced products that are price competitive in our markets, and to link the product offerings with market knowledge and customer service.  We believe this serves to differentiate our products in many markets.

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

Environment

The nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable.  We do not believe that the outcome of any of these environmental matters will have a material adverse effect on our results of operations, financial position or cash flows, nor have we had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (“Legal Proceedings”) and Footnote 12 to the Consolidated Financial Statements of this Form 10-K.  However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on us.

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

Employees

As of December 31, 2008, we employed approximately 1,960 employees.  On January 30, 2009, however, we announced a cost reduction initiative that includes a workforce reduction that combines both voluntary and involuntary terminations and will affect about 10% of our salaried staffing worldwide.

Backlog

Our backlog of firm orders was $24.8 million at December 31, 2008, as compared to $44.7 million at December 30, 2007. The decrease at the end of 2008 was primarily related to the decrease in sales in the Custom Electrical Components reportable segment, as backlog for electroluminescent lamps and inverters, primarily sold to manufacturers of portable communications equipment and automobiles, decreased by approximately $12.5 million at year-end 2008 as compared to year-end 2007.

Executive Officers

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2004-2008

Robert D. Wachob	61	President and Chief Executive Officer	2004	President and Chief Operating Officer of the Company from April 2002 to April 2004

Michael D. Bessette	55	Vice President, Advanced Circuit Materials	2008	Vice President, Durel Division from January 2004 to July 2008

Michael L. Cooper	56	Vice President, Rogers Asia	2004	Vice President and Chief Information Officer of the Company from October 2001 to May 2004

Robert C. Daigle	45	Vice President, Research and Development and Chief Technology Officer	2003

Frank J. Gillern	60	Vice President, Corporate Manufacturing	2008	Vice President, Advanced Circuit Materials Division from October 2003 to July 2008

Debra J. Granger	49	Vice President, Corporate Compliance and Controls	2007	Director, Corporate Compliance and Controls of the Company from March 2003 to February 2007

Jeffrey M. Grudzien	46	Vice President, Sales and Marketing	2007
Director of Asia Sales from January 2007 to September 2007; Director of Marketing from January 2005 to January 2007; Marketing Manager, High Performance Foams Division from February 2001 to December 2004

Peter G. Kaczmarek	50	Vice President, High Performance Foams and Information Technology	2007	Vice President, High Performance Foams Division from August 2001 to February 2007

Dennis M. Loughran	51	Vice President, Finance and Chief Financial Officer	2006	Vice President, Finance and Supply Chain, Alcoa Consumer Products from June 2000 to January 2006

Paul B. Middleton	41	Treasurer and Principal Accounting Officer	2007
Corporate Controller of the Company from February 2006 to August 2007; Acting Chief Financial Officer and Corporate Controller of the Company from March 2005 to February 2006; Corporate Controller of the Company from December 2001 to March 2005

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2004-2008

John A. Richie	61	Vice President, Human Resources	1994

Robert M. Soffer	61	Vice President and Secretary	2007	Vice President, Secretary and Treasurer from March 2005 to August 2007; Vice President and Secretary of the Company from December 2002 to March 2005

Luc Van Eenaeme	50	Vice President, Rogers Europe	2004

Available Information

We make available, free of charge on our website (http://www.rogerscorp.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Status of the Global Economy

As widely reported, the global economy has been experiencing extreme disruptions during 2008, particularly in the last quarter, and to date in 2009.  These disruptions have included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and in confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  Continuing adverse global economic conditions in our markets would likely negatively impact our business, which could result in:

• Reduced demand for our products;
• Increased price competition for our products;
• Increased credit or other financial difficulties at our suppliers that could result in delays in their ability to supply us with necessary raw materials, components or finished products;
• Increased risk of excess and obsolete inventories;
• Increased risk of the collectibility of cash from our customers;
• Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
• Higher operating costs as a percentage of revenues.

Financial and Credit Market Volatility

Continued volatility in the financial markets could have a significant effect on our business as it could impact the returns generated on our investment portfolio, our ability to further diversify our business through strategic acquisitions or other alliances, and our ability to obtain and hold insurance, among other things.  As our investments are impacted by market conditions, such as factors that affect interest rates and the underlying liquidity of the related investment bank through which we hold investments, any volatility in our or their ability to liquidate our investments could negatively effect our financial position.  Undertaking acquisitions and divestitures is an important component of our long-term growth strategy.  The volatility of the credit markets can significantly affect us from an acquisition stand-point, through access to our line of credit and other forms of financing, and from a divestiture stand-point, through the availability of funds to the potential acquiring party.

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

Volatility of Demand

The consumer electronics industry and the communications industry have historically been characterized by wide fluctuations in product supply and demand. From time-to-time, these industries have experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions, as we are currently experiencing.  These downturns have been characterized by diminished product demand, production over-capacity and accelerated price erosion.  Our business may in the future be materially and adversely affected by such downturns.

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

Foreign Manufacturing and Sales

Our international manufacturing and sales involve risks, including imposition of governmental controls, currency exchange fluctuation, potential insolvency of international customers, reduced protection for intellectual property rights, the impact of recessions in foreign countries (as is currently being experienced), political instability, employee selection and retention, and generally longer receivable collection periods, as well as tariffs and other trade barriers.  There can be no assurance that these factors will not have an adverse effect on our future international manufacturing and sales, and consequently, on our business, operating results and financial condition.

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

Acquisitions and Divestitures

Acquisitions and investments in technologies are an important component of our growth strategy.  Accordingly, our future performance will be impacted by our ability to identify appropriate businesses to acquire, negotiate favorable terms for such acquisitions and then effectively and efficiently integrate such acquisitions into Rogers.  There is no certainty that we will succeed in such endeavors.

Environmental and Other Litigation

We are subject to a variety of claims and lawsuits arising out of the conduct of our business.  We are currently engaged in proceedings involving three waste disposal sites, as a participant in a group of potentially responsible parties (PRP's).  Our estimation of environmental liabilities is based on an evaluation of currently available information with respect to each individual situation, including existing technology, presently enacted laws and regulations, and our past experience in addressing environmental matters.  Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRP's, and our share of the contributions of alleged waste to the sites, which we believe is de-minimis.  In addition, we believe we have sufficient insurance to cover all material costs of these claims.  However, there can be no assurances that our estimates will not be disputed or that any ultimate liability concerning these sites will not have a material adverse effect on us.

We are also involved in certain asbestos-related product liability litigation.  The level of such litigation has escalated in certain U.S. states in the recent years and involves hundreds of companies that have been named as defendants.  At December 31, 2008, there were approximately 163 claims pending against us.  We expect that additional claims will be brought against us in the future.  Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

The effects on our financial results of many of these factors depend in some cases on our ability to obtain insurance covering potential losses at reasonable rates.

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

Expense Reduction and Cost Containment Goals

Over the past few years, we have implemented certain restructuring plans in order to better align our cost structure with our anticipated revenue stream, while improving our results of operations and cash flows, including those related to our Durel and Flexible Circuit Material operating segments. However, we may not realize the anticipated benefits of these restructuring plans and to the extent that we do not reach our objectives, we may be required to implement further restructuring plans, which may lead us to incur material future charges. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Ability to access capital markets

In recent months, the volatility and disruption in the capital and credit markets have reached unprecedented levels.  If these conditions continue or worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money, including under our existing credit facilities, or have access to capital, if needed.  Although our lender has made commitments to make funds available to us in a timely fashion, our lender may be unable or unwilling to lend money.  In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be more expensive or those markets may be unavailable.  If we were unable to raise funds through debt or equity markets, it could materially and adversely affect our business, financial condition and results of operations.

International nature of our business

Due to the international nature of our business, political or economic changes could harm our future sales, expenses and financial condition.  Our future sales, costs and expenses could be adversely affected by a variety of international factors, including:

•	changes in a country’s or region’s political or economic conditions;
•	longer accounts receivable cycles;
•	trade protection measures;
•	unexpected changes in regulatory requirements;
•	differing technology standards and/or customer requirements; and
•	import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions.

For fiscal 2008, sales of our products to foreign customers accounted for approximately 72% of our net sales. As of December 31, 2008, we employed approximately 1,100 employees overseas. In addition, a portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

Our stock price is volatile

The market price of our common stock has fluctuated widely from the beginning of fiscal year 2007 through the end of fiscal year 2008 with our stock price experiencing a high of $61.79 per share and a low of $29.14 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;
•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
•	changes in the market price per share of our public company customers;
•	market conditions in the industries upon which we depend;
•	general economic conditions;
•	political changes, hostilities or natural disasters such as hurricanes and floods; and
•	low trading volume of our stock.

In addition, the stock market has recently experienced significant price and volume fluctuations and these market fluctuations could adversely affect the market price of our stock.

Auction Rate Securities

No active market currently exists for the auction rate securities (ARS) we hold and as a result we may not be able to liquidate them at the current valuation, if at all. As a result, we have written down the cost basis of these securities to their estimated fair value and determined that the decline in fair value is considered not other-than-temporary in accordance with U.S. generally accepted accounting principles.  Additional valuation allowances may have to be taken again in the future under certain scenarios based on market conditions at a given time.

We currently hold $50.0 million of par value ARS. The estimated fair value of these securities at December 31, 2008, was $43.4 million and they are rated as investment grade securities. The contractual maturities of these securities range from 5 to 38 years and are comprised predominately of student loan and municipality securities.  Prior to the first quarter of 2008, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par.

We have the intent and ability to hold these securities for an extended period of time and continue to receive interest income when due.  Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is also possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of the securities, we may have to recognize other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

On December 31, 2008, we operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia.  In general, our facilities are in good condition, are considered to be adequate for the uses to which they are being put, and are in the aggregate substantially in regular use. The principal facilities and offices are listed below:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Windham, Connecticut	88,000	Formerly Manufacturing	Owned

Belgium
Evergem, Belgium	64,000	Manufacturing	Owned
Ghent, Belgium	90,000	Manufacturing	Owned

Asia
Suzhou, China	200,000	Manufacturing	Owned
Suzhou, China	93,000	Manufacturing	Leased through 7/10
Suzhou, China	93,000	Manufacturing	Leased through 7/10
Suzhou, China	215,000	Manufacturing	Owned
Tokyo, Japan	2,000	Sales Office	Leased through 2/10
Wanchai, Hong Kong	1,000	Sales Office	Leased through 6/10
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/10
Seoul, Korea	1,000	Sales Office	Leased through 12/09
Singapore	1,000	Sales Office	Leased through 11/10
Shanghai, China	1,000	Sales Office	Leased through 7/11
Shenzhen, China	1,000	Sales Office	Leased through 6/10
Beijing, China	1,000	Sales Office	Leased through 12/10

Item 3.  Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that, under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million.  We recorded a reserve for this amount in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  We have completed all of the required groundwater monitoring with favorable results.  As of the end of the third quarter, this site was remediated in accordance with the Connecticut Remediation Standard.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in three active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRP’s.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2008, which approximates our share of the low end of the range.  During the third quarter of 2008, we settled a fourth superfund case when we reached agreement with the CT DEP as a de minimis party and agreed to pay approximately $0.1 million to settle our portion of the claim and release us from further involvement with the site.

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

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2008, there were approximately 163 pending claims compared to approximately 175 pending claims at December 30, 2007.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 163 claims pending as of December 31, 2008, 55 claims do not specify the amount of damages sought, 104 claims cite jurisdictional amounts, and only four (4) claims (or approximately 2.5% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these four (4) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000; one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs; and two (2) claims allege compensatory damages of $65,000,000 and punitive damages of $60,000,000. These four (4) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2006, increased slightly in 2007, and declined again in 2008.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the fiscal year ended December 31, 2008, we were able to have approximately 83 claims dismissed and settled 4 claims.  For the fiscal year ended December 30, 2007, approximately 59 claims were dismissed and 12 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.5 million in 2008, compared to approximately $2.0 million for the full year 2007.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.   NERA and Marsh updated their respective analyses for 2008 and the estimated liability and estimated insurance recovery, for the five-year period through 2013, is $24.3 and $24.0 million, respectively.

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

Other Environmental and General Litigation Matters

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  The costs remaining to be paid related to this site are minimal.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that their current estimated total damages were $82.9 million.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp $9.0 million in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008 (recorded in “Other current liabilities” in the Consolidated Financial Statements in Item 8 of this Form 10-K).  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In January 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  As of December 31, 2008 we had a receivable for $1.2 million for amounts remaining to be collected from this carrier.  On February 6, 2009, we also filed suit in the U.S. District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, an excess insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  At this time, we cannot determine the probability of recovery in this matter and, consequently, have not recorded this amount as a receivable.

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

For additional discussion on our environmental and litigation matters, see Footnote 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”.  As of the end of business on February 13, 2009, we had 654 shareholders of record.  On the same date, the trading price of our common stock closed at $23.78 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two years on a per share basis.

	2008		2007
	High	Low	High	Low

Fourth	$38.10	$21.03	$50.00	$40.20
Third	44.50	35.53	46.32	34.70
Second	42.27	30.79	49.30	36.69
First	45.59	29.14	61.79	44.00

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2008 and 2007.  We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

Issuer Purchases of Equity Securities

From time to time, the Board of Directors authorizes the repurchase, at management’s discretion and/or pursuant to a corporate 10b5-1 trading plan, of shares of our common stock.  There were no repurchases in 2006, and in October 2006 the then existing buyback program expired with authorization to repurchase approximately $21.4 million of common stock remaining.  On February 15, 2007, the Board of Directors approved a new buyback program, under which we were authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  During 2007, we repurchased a total of 810,380 shares of common stock, for a total of $35.5 million. On February 15, 2008, the Board of Directors approved a new buyback program, under which we were authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period. Through the three months ended March 30, 2008 we had repurchased 906,834 shares of common stock, for $30.0 million, which completed this buyback program.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)

	2008	2007	2006	2005	2004

Sales and income from continuing operations

Net sales	$365,362	$412,698	$430,366	$335,543	$348,886
Income before income taxes	25,106	23,540	69,497	38,925	54,714
Net income	21,617	20,625	55,167	33,268	38,814

Per Share Data from continuing operations

Basic	1.38	1.25	3.29	2.04	2.37
Diluted	1.36	1.23	3.19	2.01	2.27
Book value	21.47	22.17	21.09	17.24	17.12

Financial Position

Current assets	184,293	247,054	272,554	181,030	172,934
Current liabilities	59,836	68,286	82,143	57,366	57,387
Ratio of current assets to current liabilities	3.1 to 1	3.6 to 1	3.3 to 1	3.2 to 1	3.0 to 1
Cash, cash equivalents and short-term investments	70,625	89,628	81,823	46,401	39,967
Working capital	124,457	178,768	190,411	123,664	115,547
Property, plant and equipment, net	145,222	147,203	141,406	131,616	140,384
Total assets	475,433	470,948	480,902	400,600	405,195
Long-term debt less current maturities	--	--	--	--	--
Shareholders’ Equity	336,144	363,981	357,177	280,250	281,495
Long-term debt as a percentage of shareholders’ equity	0%	0%	0%	0%	0%

Other Data

Depreciation and amortization from continuing operations	18,397	24,296	18,276	16,853	15,970
Research and development expenses from continuing operations	21,885	24,600	24,168	19,403	18,871
Capital expenditures from continuing operations	21,004	30,885	20,639	28,482	21,158
Number of employees (average)	1,960	2,100	2,416	1,975	1,728
Net sales per employee	186	197	178	170	202
Number of shares outstanding at year-end	15,654,123	16,414,918	16,937,523	16,255,024	16,437,790

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Business Overview

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer products, consumer electronics, semiconductors, mass transit, automotive, ground transportation, aerospace, defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily fabricators and contract manufacturers that, in turn, produce component products that are sold to original equipment manufacturers (OEM’s) for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these OEM’s products.  Our ability to forecast future sales and earnings results is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on forecasting.

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

During 2008, we began to feel the impact of the global recession on our business, as sales volumes declined significantly at the end of the fourth quarter.  In recessionary times such as these, our diversification and position in the overall supply chain typically help to mitigate the initial impact of a recession on us, as we typically see orders decline later than many other companies.  Historically, this has also helped us to rebound from a recession earlier than other companies, as we provide materials and component products to our customers who in turn sell to an end user, although past history is not an indication of the current marketplace and what will occur in the future.  We believe that 2009 will be a challenging year as the uncertainty of the global recession will continue.  However, we do believe that we are well positioned to sustain our business through difficult times, as we have a strong balance sheet with no debt, strong cash flows, and a focus on working capital management.

Overall in 2008, sales declined 11% from $412.7 million to $365.4 million.  The most significant declines were experienced in our Custom Electrical Components reportable segment, where sales declined by approximately $42.6 million, or 31%, due primarily to the decline in electroluminescent (EL) lamp sales as many applications in the portable communications market are reaching end of life, and our Printed Circuit Materials reportable segment, where sales declined by $20.6 million, or 14%, due primarily to the decline in the Flexible Circuits market.  These declines were partially offset by growth in our High Performance Foams business, which experienced an increase in sales of approximately 8%, or $8.9 million in 2008 as compared to 2007.

In 2008, we continued our efforts to review our current product portfolio in order to streamline our business, which we believe will enable us to focus on the key strategic businesses that we believe will ultimately drive growth for the Company.  As part of these efforts, we sold our Induflex business, which was reported in our “Other Polymer Products” reportable segment, in the fourth quarter of 2008 for approximately $13.6 million, resulting in a net gain on the sale of approximately $3.2 million.  This operating segment is classified as a discontinued operation in the consolidated financial statements.

Over the past several years, we have worked to better align our business with our customers, which includes having manufacturing capacity close to our customers in order to be responsive to their needs.  We continue to invest in our  operations in China, as many of our products, including EL lamps, power distribution system products, elastomer components and floats, are currently being manufactured at our Suzhou, China facility.  We continue to focus on this strategic facility, particularly as demand for our products increases in the Asian marketplace.  In 2007, we added additional capacity for our polyurethane foam products at our Suzhou facility through our Rogers INOAC Suzhou Corporation (RIS) joint venture to better meet the demand for our high-end foam products in the Asian marketplace.

In 2009, we will continue to focus on positioning ourselves to take advantage of the potential opportunities that could arise if and when the global economy begins to shift in a positive direction.  We will focus on maintaining our strong balance sheet position, while continuing to manage our working capital requirements.  We will also focus on the future by continuing our efforts in new product development, as well as pursuing potential acquisitions that align with our strategic direction.  Finally, we will make efforts to control our costs and operate as efficiently as possible to help mitigate the volume reductions we are currently experiencing.  We believe that all of these measures will help position ourselves to maintain our business through this economic downturn, as well as enable us to take advantage of opportunities when the economy begins to experience positive momentum.

Results of Continuing Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Gross margins	31.2%	27.0%	32.0%

Selling and administrative expenses	22.5%	17.3%	14.1%
Research and development expenses	6.0%	6.0%	5.6%
Restructuring and impairment charges	-	0.8%	-
Operating income	2.7%	2.9%	12.3%

Equity income in unconsolidated joint ventures	1.7%	2.0%	2.0%
Other income, net	1.7%	0.4%	1.3%
Interest income, net	0.8%	0.4%	0.5%
Income from continuing operations before income taxes	6.9%	5.7%	16.1%

Income tax expense	1.0%	0.7%	3.3%

Income from continuing operations	5.9%	5.0%	12.8%

2008 vs. 2007

Net Sales

Net sales in 2008 were $365.4 million, a decrease of 11.5% from $412.7 million of sales in 2007.  The decrease in sales is primarily due to a 31.4% decrease in the Custom Electrical Components reportable segment from $135.1 million in 2007 to $92.6 million in 2008 and in the Printed Circuit Materials reportable segment of $20.6 million, or 14.3%, from $143.8 million to $123.2 million, partially offset by an increase in sales in our High Performance Foams reportable segment of $8.9 million, or 8%, from $110.6 million to $119.5 million. The factors resulting in these changes in sales are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins increased approximately 420 basis points to 31.2% in 2008 from 27.0% in 2007.  Margins increased at our three strategic segments – High Performance Foams, Printed Circuit Materials and Custom Electrical Components - due in part to our focus on cost containment measures as well as gaining operational efficiencies in anticipation of the volume declines that occurred at the end of 2008.  Also, in 2007, we recognized certain charges relating to our restructuring activities that included recognizing reserves on certain inventories at our Durel and Flexible Circuit Materials operating segments that negatively impacted our margins in 2007.  A portion of this inventory reserved in 2007 was sold in 2008 which positively impacted our margins in 2008 by approximately 100 basis points.

Selling and Administrative Expenses

Selling and administrative expenses were $82.2 million in 2008, an increase of $10.9 million from $71.4 million in 2007.  The 2008 results included approximately $8.0 million in charges related to the settlement of and legal fees for our lawsuit with CalAmp (see Footnote 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion), as well as incentive compensation expense of approximately $11.4 million.  These 2008 charges were partially offset by the cost containment initiatives and operating efficiency measures that were implemented this year.  The 2007 expense included approximately $2.4 million of charges related to restructuring activities that were initiated in the second quarter of 2007 related to our Durel and Flexible Circuit Materials operating segments.  Overall selling and administrative expenses increased as a percentage of sales from 17.3% in 2007 to 22.5% in 2008.

Research and Development Expenses

Research and development expenses decreased from $24.6 million in 2007 to $21.9 million in 2008.  As a percentage of sales, expenses remained consistent at 6.0% in both 2008 and 2007.  Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to improve our existing technologies and find new applications for these materials, as well as to explore new, emerging technologies, as well as existing technologies, that we believe will complement our existing product portfolio.

Restructuring and Impairment Charges

Restructuring and impairment charges were $13.8 million in 2007, while there were no such charges in 2008.  The charges in 2007 related primarily to our Durel and flexible circuit materials operating segments.  The charges consisted of (i) accelerated depreciation and amortization on fixed assets and contracts ($5.0 million), (ii) an increase in inventory reserves ($5.3 million), (iii) severance costs related to a company-wide headcount reduction ($3.0 million), and (iv) the impairment of goodwill related to our composite materials operating segment ($0.5 million).  For income statement presentation purposes, approximately $7.9 million of these charges are included in “Cost of sales”, $2.4 million are included in “Selling and administrative expenses” and $3.5 million are included in “Restructuring and impairment charges”.  Further discussion of these amounts is as follows:

•	Durel

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  As of year end 2008, substantially all EL production, including lamps for the automotive industry, shifted to our China facility.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  We incurred charges of approximately $0.4 million in 2008 related to these restructuring activities and sold approximately $2.7 million of previously reserved inventory.

•	Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit materials business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials operating segment.  We also determined, based on business conditions at that time that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.  We incurred minimal charges in 2008 related to these restructuring activities and sold approximately $1.0 million of previously reserved inventory.

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

In 2007, as part of the restructuring activities previously discussed, we took a number of actions to reduce costs, including a company-wide headcount reduction.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits, we recorded $3.0 million of severance charges in 2007.  In addition, we made severance payments of $1.3 million in 2007 and the remaining $1.7 million was paid in 2008.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $1.9 million from $8.1 million in 2007 to $6.2 million in 2008.  Joint venture sales were down across all businesses, which were primarily related to customers managing inventories caused by the softening in consumer demand.  Most impacted were our polyurethane foam joint ventures with INOAC Corporation in Japan and China, which experienced weakened demand, particularly in the gaming console and cell phone markets.

Other Income

Other income increased from $1.7 million in 2007 to $6.1 million in 2008.  The increase is due in part to our foreign currency hedging program that was implemented in 2008, which contributed approximately $2.0 million in favorable foreign currency adjustments in 2008, as well as an increase in commission income related to our PLS joint venture ($0.3 million) and the inclusion of certain one-time charges associated with adjusting our legal entity structure in China that negatively impacted 2007 results, as well as certain other one-time charges, that did not occur in 2008.

Income Taxes

Our effective tax rate was 13.9% in 2008 and 12.4% in 2007.  In 2008 and 2007, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and continued to benefit from favorable tax rates on certain foreign business activity and general business tax credits.

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

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years.  In 2008, the fourth year under this agreement, RSZ reported pretax income of $3.0 million, which was subject to a tax rate of 9%, resulting in a decrease of 3 percentage points in our effective tax rate.  In 2009, the tax rate in effect will be 10% and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 18% in 2008, which resulted in a decrease of 5 percentage points in our effective tax rate based upon their pretax income of $7.0 million.  In 2009, the tax rate in effect will be 20%, and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.

Backlog

Our backlog of firm orders was $24.8 million at December 31, 2008, as compared to $42.6 million at December 30, 2007. The decrease at the end of 2008 was primarily related to the decrease in sales in the Custom Electrical Components reportable segment, as backlog for electroluminescent lamps and inverters, primarily sold to manufacturers of portable communications equipment and automobiles, decreased by approximately $12.5 million at year-end 2008 as compared to year-end 2007.

2007 vs. 2006

Net Sales

Net sales in 2007 were $412.7 million, a decrease of 4.1% from $430.4 million of sales in 2006.  The decrease in sales is primarily due to a 9.6% decrease in the Custom Electrical Components reportable segment from $149.4 million in 2006 to $135.1 million in 2007 and in the Printed Circuit Materials reportable segment of $9.8 million, or 6.4%, from $153.6 million to $143.8 million, partially offset by an increase in sales in our High Performance Foams reportable segment of $7.4 million, or 7.2%, from $103.2 million to $110.6 million. The factors resulting in these changes in sales are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased approximately 500 basis points to 27.0% in 2007 from 32.0% in 2006.  Margins decreased for all segments but primarily in the Custom Electrical Components reportable segment, where lower volumes and increased pricing pressures eroded margins.  Also, we encountered increased material costs across several of our businesses, as well as decreased operating leverage, particularly in our flexible materials business, which further impacted margins.

Selling and Administrative Expenses

Selling and administrative expenses were $71.4 million in 2007, an increase of $10.7 million from $60.7 million in 2006.  The 2007 results included $2.4 million in costs associated with the acceleration of certain contract expenses and the accelerated depreciation of certain assets related to the second and third quarter restructuring activities.  The 2007 results also included additional costs related to professional services fees, contract expenses and stock compensation expense, partially offset by a decline in incentive compensation expense in 2007 as compared to 2006.  Overall selling and administrative expenses increased as a percentage of sales from 14.1% in 2006 to 17.3% in 2007.

Research and Development Expenses

Research and development expenses had a minimal increase from $24.2 million in 2006 to $24.6 million in 2007.  As a percentage of sales, expenses increased slightly in 2007 to 6.0% as compared to 5.6% in 2006.  Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to improve our existing technologies and find new applications for these materials; as well as to explore new, emerging technologies that we believe will complement our existing product portfolio.

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

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  As of year end 2008, substantially all EL production, including lamps for the automotive industry, shifted to our China facility.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.

•	Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit materials business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials operating segment.  We also determined, based on business conditions at that time, that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.

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

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $0.5 million from $8.6 million in 2006 to $8.1 million in 2007.  This was primarily driven by a decline in our flexible circuit materials joint venture in Taiwan, RCCT, which is consistent with the results of our wholly owned flexible circuit materials business.  This decline was partially offset by the strong performance of our high performance foams joint ventures in Japan and China.

Other Income

Other income decreased from $5.6 million in 2006 to $1.7 million in 2007.  This decrease is primarily related to reduced royalty income as certain royalty agreements expired at the end of 2006 and certain one-time costs associated with adjusting our legal entity structure in China.

Income Taxes

Our effective tax rate was 12.4% in 2007 and 20.6% in 2006.  In 2007, our tax rate was favorably impacted by the tax benefit associated with the restructuring, impairment and other one-time charges as well as certain other discrete rate items recorded during the year.  Also in 2007, the effective tax rate continued to benefit from favorable tax rates on certain foreign business activity and general business tax credits.  In 2006, the effective tax rate benefited from favorable tax rates on certain foreign business activity as well as non-taxable foreign sales income and research and general business tax credits.

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

Backlog

Our backlog of firm orders was $42.6 million at December 30, 2007, as compared to $38.7 million at December 31, 2006. The increase at the end of 2007 was primarily related to the increase in sales in the Custom Electrical Components reportable segment, as backlog for power distribution components, primarily sold in the ground transportation market, increased by approximately $4.0 million at year-end 2007 as compared to year-end 2006.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	2008	2007	2006

Net sales	$123.2	$143.8	$153.6
Operating income (loss)	(3.0)	1.2	13.3

Our Printed Circuit Materials (PCM) reportable segment is comprised of high frequency circuit material products.  Net sales in this segment decreased by 14% in 2008 as compared to 2007 and by 6% in 2007 as compared to 2006.  The decline in sales and operating profits were primarily driven by reduced sales volumes of flexible circuit material products.  Over time, the flexible circuit materials market has become more commoditized as global competition has increased.  This has resulted in pricing pressures partially driven by excess capacity, which has caused our sales volumes and margins to decline.  Also contributing to the sales decline in 2008 were reduced sales of high frequency products into the satellite television market due in part to the decline in the housing market; partially offset by strong sales into the defense market.  In 2007, sales declines in the flexible circuit material products were partially offset by an increase in sales of high frequency material products into the satellite television market due to the addition of new high definition service, as well as increased penetration into digital applications.

2008 operating results include one-time charges of approximately $8.0 million for settlement costs and legal fees related to the CalAmp litigation.  2007 results included one-time charges of approximately $2.6 million of net restructuring charges related to accelerated depreciation on certain equipment used to manufacture flexible circuit materials in the U.S., an increase in inventory reserves, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)

High Performance Foams

(Dollars in millions)	2008	2007	2006

Net sales	$119.5	$110.6	$103.2
Operating income	20.6	20.0	21.8

Our High Performance Foams (HPF) reportable segment is comprised of Poron® urethane and Bisco® silicone foam products.  Net sales in this segment have increased steadily over the last three years as sales increased by approximately 8% in 2008 as compared to 2007 and by 7% in 2007 as compared to 2006.  Operating profits have remained relatively consistent, although declining as a percentage of sales of the same time period due to an unfavorable sales mix and decreased operating leverage due to declines in production levels of certain higher margin products.   This segment continues to perform well with consistent growth driven by strong demand in the portable communications and transportation markets.  In 2007, we added a second urethane foam manufacturing line in our Suzhou, China campus under the management of our RIS joint venture in order to better meet customer demand in the Asian marketplace.  However, at the end of 2008, sales across all markets declined as the global economic crisis and associated decline in consumer spending began to impact the business.  We believe that significant inventory build-up existed in the portable communications market at the end of 2008, particularly in Asia, and we anticipate that this will negatively impact sales into this segment until inventories return to more normalized levels.  We continue to focus on new product development, which we believe will help drive sales in this segment once the economy, consumer spending and inventory levels regain positive momentum.

Custom Electrical Components

(Dollars in millions)	2008	2007	2006

Net sales	$92.6	$135.1	$149.4
Operating income (loss)	(0.1)	(4.1)	14.8

Our Custom Electrical Components (CEC) reportable segment is comprised of electroluminescent lamps, inverters, and power distribution systems products.  Net sales in this segment have decreased significantly since 2006 as the segment experienced a decline of approximately 31% in 2008 as compared to 2007 and approximately 10% in 2007 as compared to 2006, while operating results declined substantially from a profit of $14.8 million in 2006 to a loss of $4.1 million in 2007 and a loss of $0.1 million in 2008.  The consistent decline in sales is directly attributable to the reduction in demand for EL backlighting in the portable communications market.  In 2007, as a result of this decline, we recorded a net restructuring charge of $10.2 million, which were comprised of increased inventory reserves, accelerated depreciation related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)  We believe that the demand for EL lamps will continue to lessen in the portable communications market and we are currently exploring other potential opportunities for this technology in advertising, as well as in the automotive and consumer electronics markets, among others.

The Power Distribution Systems operating segment continues to perform well due to strong demand in the mass transit market as infrastructure build continues across the world, especially in China, as well as increased penetration in wind power applications.

Other Polymer Products

(Dollars in millions)	2008	2007	2006

Net sales	$30.1	$23.1	$24.2
Operating income (loss)	(7.6)	(5.4)	3.1

Our Other Polymer Products (OPP) reportable segment consists of the following products:  elastomer rollers, floats, non-woven materials, thermal management products, and polyester-based industrial laminates.  Net sales increased in 2008 as compared to 2007, primarily due to the inclusion of a new operating segment in this reportable segment.  In 2008, as previously disclosed, we restructured our Flexible Circuit Materials operating segment and outsourced the majority of the manufacturing of these products to our joint venture, RCCT.  As part of this restructuring, we agreed to distribute the products now produced by RCCT, the related sales for which are included in this segment.  Also as previously disclosed, we sold our Induflex operating segment, which was previously reported in this reportable segment but is now reported as a discontinued operation for financial reporting purposes.  Sales remained relatively consistent from 2006 to 2007 in this segment.

The segment’s operating results declined in 2008 as compared to 2007 and from 2007 as compared to 2006.  The decline in 2008 is primarily driven to start up costs associated with our new Thermal Management Systems operating segment, as well as losses associated with the new Flexible Circuit Materials distribution segment mentioned above.  In 2007, this segment’s results included approximately $0.5 million in restructuring charges related to the impairment of goodwill related to our composite materials business.  (For further discussion of these charges, see the “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - in this Form 10-K.)  Also in 2007, we formally divested our polyolefin foam operation, which is now classified as a discontinued operation for financial reporting purposes and is not included in the results presented here.

We continuously evaluate the viability of the product portfolio in this segment as it relates to our long-term strategic and operational focus, as evidenced by the disposition of our Induflex operating segment in 2008.

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 20 years ago and manufactures high performance PORON® urethane foam materials in Japan.  Sales increased 6% from 2007 to 2008 and 12% from 2006 to 2007.  The increase experienced in 2007 and early in 2008 was primarily driven by new LCD gasket design wins in portable communications and electronic games for the domestic Japanese market.  However, sales volumes declined at the end of 2008 due to softening demand, particularly in gaming consoles.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON® urethane foam materials in China, began operations in 2004.  Sales decreased 12% from 2007 to 2008 and increased 41% from 2006 to 2007.  The decline in sales for 2008 is a result of the softening market during the fourth quarter of 2008.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, our joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit materials for customers in Taiwan.  Sales decreased 7% from 2007 to 2008 and 19% from 2006 to 2007.  The decreases experienced in 2008 and 2007 were primarily driven by the overall global decline in the flexible circuit materials market.

Polyimide Laminate Systems, LLC (PLS)

PLS, our joint venture with Mitsui Chemicals, Inc., sells adhesiveless laminates for trace suspension assemblies.  Sales increased by 4% in 2008 as compared to 2007 and decreased by 4% in 2007 as compared to 2006.  The increase in 2008 was due to strong demand in the first half of the year in the personal computer market, however demand declined significantly by the end of 2008.  The decrease in 2007 was due to end of life and product cycle phase outs of maturing first generation programs and a slight delay in volume production increases of second generation programs.

Discontinued Operations

On October 31, 2008, we closed on an agreement to sell the shares of our Induflex subsidiary to BV Capital Partners.  Under the terms of the agreement, Rogers received approximately 10.7 million euros (US$13.6 million at the October 31, 2008 spot price), which represents the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earnout amounts over the next three years based on the future performance of the divested business.

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net income of $1.7 million, $1.2 million and operating loss of $4.3 million, have been reflected as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2008, December 30, 2007 and December 31, 2006, respectively.  The net gain reflected as discontinued operations at December 31, 2008 includes a $3.2 million gain related to the sale of Induflex.  Net sales associated with the discontinued operations were $16.7 million, $18.7 million and $15.4 million for the years ended December 31, 2008, December 30, 2007 and December 31, 2006, respectively.  The tax related to the discontinued operations was $0.2 million, $0.4 million and $0.2 million of tax expense for December 31, 2008, December 30, 2007 and December 31, 2006, respectively.

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the fiscal years ended 2007, 2006 and 2005, $0.3 million of net income, $4.4 million and $17.3 million of net loss, respectively, have been reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.9 million, $8.8 million and $7.4 million for 2007, 2006 and 2005, respectively. In the third quarter of 2007, we ceased operations of the polyolefin foams operating segment and there were no net sales associated with the discontinued operations for the second half of 2007.  See “Note 15 – Discontinued Operations” for further discussion.

Product and Market Development

Our research and development team is dedicated to growing our businesses by developing cost effective solutions that enable or improve the performance of customers’ products. Research and development as a percentage of sales was approximately 6.0% in 2008 as compared to 6.0% in 2007 and 5.6% in 2006.   Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to expand product offerings based on existing platforms, improving existing products and developing new platforms.

We introduced a variety of new products during 2008.  For our High Performance Foams business, we introduced a new thin and highly compressible dust seal material for displays that incorporates adhesive for ease of assembly, a new foam product that meets requirements for more environmentally friendly products in the footwear industry, a new cost effective, high performance backer cushion for corrugated box printing and a new silicone foam product for rail car subfloors that meets new flame, smoke and toxicity requirements.   For our Custom Electrical Components business, we introduced a new multisegment driver for electroluminescent lamps, electroluminescent lamps for out of home advertising and a packaged LED driver with dimming capability.  We also introduced new power distribution assemblies with increased thermal performance for mass transit applications.  For our Printed Circuit Materials business, we introduced new products with lower dielectric constant and lower thermal expansion for improved electrical performance and higher reliability in avionic applications and new thin high dielectric constant substrates for IC packaging applications.  We also introduced a new thermally and electrically conductive adhesive for high frequency printed circuit board assemblies.

Liquidity, Capital Resources, and Financial Position

We believe that our ability to generate cash from operations to reinvest in the business is one of our fundamental strengths, as demonstrated by our financial position remaining strong throughout 2008. We have remained debt free since 2002 and continue to finance our operational needs through internally generated funds.  We believe that over the next twelve months, our cash position and internally generated funds during the year will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  In addition, we continue to have availability to substantial lines of credit should any unforeseen need impact the period.  We continually review and evaluate the adequacy of our lending facilities and relationships.

Cash Flows from Operating, Investing and Financing Activities

At December 31, 2008, December 30, 2007 and December 31, 2006 we had cash and cash equivalents of $70.2 million, $36.3 million and $13.6 million, respectively, and working capital of $124.5 million, $178.8 million and $190.4 million, respectively.

Cash flows from operating activities were $72.1 million in 2008 compared to $64.9 million in 2007 and $28.8 million in 2006.  Significant items that impacted operating cash flows included the following:

•
A decrease in inventories of $7.4 million in 2008 as compared to a decrease of $19.7 million in 2007 and an increase of $25.7 million in 2006.  The continuing decline from 2007 to 2008 is the result of the sales declines in the Customer Electrical Components and Printed Circuit Materials reportable segments, as well as a focused effort to reduce inventory levels to improve cash flows and strengthen our working capital position.

•
A decrease in accounts receivable of $29.5 million in 2008 as compared to a decrease of $13.0 million in 2007 and an increase of $22.0 million in 2006.  The decrease in 2008 and 2007 versus the increase in 2006 is primarily due to lower sales volumes in addition to concentrated collection efforts made in order to strengthen our working capital position.

•
A decrease in accounts payable and other accrued liabilities of $7.0 million in 2008 as compared to a decrease of $10.0 million in 2007 and an increase of $21.3 million in 2006.  The decrease in 2008, which has continued since 2007, is primarily attributable to the decrease in raw material purchases related to the decreased production levels which is further evidenced by the decrease in inventory balances over the comparable period as discussed above.

During 2008, we used $7.2 million in cash for investing activities as compared to $17.0 million in 2007 and $64.7 million in 2006.  The decrease in cash used for investing activities in 2008 and 2007 versus 2006 is primarily attributable to the sale of short-term investments during 2006.  In 2008, our short-term investments were classified as long-term marketable securities because they were auction rate securities deemed to be illiquid.  In addition, capital expenditures were $21.0 million, $30.9 million and $20.6 million in 2008, 2007 and 2006, respectively, and in 2008 we had net proceeds of $10.5 million related to our Induflex subsidiary.  The higher 2007 capital spending was driven by our continuing investment in China, as we continued to build manufacturing capacity in Suzhou, China. Cash generated from our operating activities exceeded capital spending in all three years, and spending was financed through these internally generated funds.

Net cash used in financing activities was $26.6 million in 2008 as compared to cash used by financing activities of $27.6 million in 2007 and cash provided by financing activities of $23.5 million in 2006.  The use of cash in 2008 and 2007 was driven primarily by our stock repurchase program, as $30.0 million and $35.5 million were spent to reacquire stock in 2008 and 2007, respectively.  We did not repurchase stock in 2006.  The activity in 2006, of $17.8 million, is primarily related to the proceeds from the sale of capital stock, as a result of the exercise of stock options.

Credit Facilities

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

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2008, and we expect to renew it annually, subject to the conditions of the credit markets.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate for Credit Facility A, and from 40 to 200 basis points for Credit Facility B.   The spreads over the LIBOR rate for Credit Facility A are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

There were no borrowings pursuant to the Credit Agreement at December 31, 2008 and December 30, 2007, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  We were in compliance with those covenants at December 31, 2008 and December 30, 2007.

At December 31, 2008 we had certain standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:
•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.25 million irrevocable standby LOC – guarantees a payable obligation of Rogers’ Belgian subsidiary
•	$0.75 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)
•	$0.62 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou)

No amounts were owed on the LOCs as of December 31, 2008.

The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions. However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, and research and development efforts for at least the next twelve months.

Financial Position

The following discusses the significant fluctuations on our balance sheet at December 31, 2008 as compared to December 30, 2007:

•
Decrease in inventories of 15% is the result of our efforts to reduce inventory levels in order to strengthen our working capital position and better align our inventory levels with our expected sales levels.

•	Decrease in accounts receivable of 40% is primarily attributable to lower sales volumes in addition to our concentrated collection efforts in order to strengthen our working capital position.
•	Increase in accrued employee benefits and compensation of 69% is a result of the increased annual incentive compensation and commission payouts for 2008, which did not occur in 2007.
•
Decrease in accounts payable of 46% is primarily attributable to the decrease in raw material purchases to support current production levels as further evidenced by the decrease in inventory balances over the comparable period as discussed above, as well as the timing of payments at year-end.

•	Decrease in additional paid-in capital of 49% is primarily related to the stock repurchases that we made during the year.

Auction Rate Securities

As of December 31, 2008, we held approximately $50.0 million of auction rate securities at par value as compared to approximately $53.3 million as of December 30, 2007.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with the Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157)).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, so we had to base our valuations on unobservable inputs in accordance with SFAS 157.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at the time that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.  The total fair value of the auction rate securities at December 31, 2008, was $43.3 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.  Also, any gains/losses resulting from the valuation of these securities are deemed to be “not other-than-temporary” and are recorded in other comprehensive income.  The assumptions utilized in the valuation, as well as in the not other-than-temporary determination, will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Currently, we believe that we have the ability and intent to hold these securities until recovery. We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008:

(Dollars in thousands)	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$2,746	$1,348	$1,222	$176	$-
Inventory purchase obligations	457	457	-	-	-
Capital commitments	4,868	4,868	-	-	-
Pension and Retiree Health and Life Insurance Benefits (1)	90,384	7,843	15,713	19,924	46,904
Total	$98,455	$14,516	$16,935	$20,100	$46,904

(1)   Pension benefit payments, which amount to $80.3 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $10.1 million, are expected to be paid from operating cash flows.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations.

Recent Accounting Standards

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are in the process of evaluating the impact, if any, of the provisions of SFAS 162 on our consolidated financial position, operations and cash flows.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (SFAS 161). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 on September 28, 2008 and have disclosed information related to derivative instruments in accordance with SFAS 161 in this Form 10-K (see Note 3 “Hedging Transactions and Derivative Financial Statements”).

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141(R)), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis, beginning in the first quarter of 2009.  We are currently evaluating the impact, if any, that SFAS 141(R) may have on our financial condition and results of operations.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008, and the adoption has not had a material impact on our financial position or results of operations.

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 on December 31, 2007 expanded our disclosures pertaining to the measurement of assets and liabilities.  See Note 2 “Fair Value Measurements”.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 is effective for accounting periods commencing after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, an increase of $2.7 million was recorded in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and believe that appropriate reserves have been established based on reasonable methodologies and appropriate assumptions based on facts and circumstances that are known; however, actual results may differ from these estimates under different assumptions or conditions.  An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions that are highly judgmental and uncertain at the time the estimate is made, if different estimates could reasonably have been used or if changes to those estimates are reasonably likely to periodically occur that could affect the amounts carried in the financial statements.  These critical accounting policies are as follows:

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields.  The models required us to make numerous assumptions that significantly impacted the results generated by the models.  We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation.  We believe, based on the limited amount of settlement and claims history currently known to us, that a reasonable future time frame to quantify our liability is five years, resulting in a liability at December 31, 2008 of approximately $24.3 million, which is substantially offset by an insurance receivable of $24.0 million.  If we were to adjust our assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from five years to seven years would be an increase to the liability of $9.8 million, which we believe would be substantially covered by insurance; conversely, the impact of changing this assumption from five years to three years would be a decrease to the liability of $9.9 million.

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

Inventory Allowances

We maintain a reserve for obsolete and slow-moving inventory.  Products and materials that are specifically identified as obsolete are fully reserved.  In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product.  The remainder of the allowance is based on our estimates, and fluctuates with market conditions, design cycles and other economic factors.  Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production.  We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (“LIFO”) method.  Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 10% to 20% of gross inventory over the last three years.  A 100 basis point adjustment to the December 31, 2008 obsolescence reserve would change the reserve by approximately $0.7 million.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is subject to annual impairment tests, or earlier if events or changes in circumstances indicate the carrying value may have been impaired.  Determining the fair value of an operating segment is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others.  We believe that the assumptions and rates used in our annual impairment test under SFAS 142 are reasonable, but inherently uncertain.  The 2008 impairment test was performed in the fourth quarter of 2008 on the two operating segments for which we had goodwill recorded at that time and it did not result in an impairment charge.  The excess of fair value over carrying value for these operating segments ranged from approximately $16.0 million to $28.0 million.  In order to estimate the sensitivity of the analysis performed, we applied a hypothetical 10% decrease to the fair values of each operating segment, which resulted in excess fair value over carrying value ranging from approximately $13.0 million to $23.0 million for each respective operating segment.  These valuations are based on a five year discounted cash flow analysis, which utilized a discount rate of approximately 14% and a terminal year growth rate of 3%.

Long-Lived Assets

We review property, plant and equipment and identified intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their market value determined by either a quoted market price, if available, or a value determined by utilizing a discounted cash flow analysis.  We did not record any impairment charges in 2008 related to our property, plant and equipment and identified intangible assets.

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit healthcare and life insurance plans.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors.  The assumptions used were determined as follows: (i) the discount rate used is based on comparisons to the Citigroup index and, to a lesser extent, the Moody’s AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns.  The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Footnote 7 of the Consolidated Financial Statements of this Form 10-K.  Each assumption has different sensitivity characteristics.  For the year ended December 31, 2008, a 25 basis point increase in the discount rate would have decreased our net benefit cost by approximately $0.2 million and a 25 basis point reduction in the long-term rate of return on plan assets would have increased our net benefit cost by approximately $0.3 million.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances when we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.  The risk with this estimate is associated with failure to become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses.  Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues. Historically over the past three years, our allowance as a percentage of total receivables has ranged from 1.8% to 2.5%.  A 50 basis point increase in our current year allowance to receivable ratio would increase our allowance reserve by approximately $0.2 million.

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

We have various borrowing facilities where the interest rates, although not fixed, are currently relatively low.  Currently, an increase in the associated interest rates would not significantly impact interest expense on these facilities, as we currently have no debt.

The fair value of our investment portfolio or the related interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the size and nature of our investment portfolio.

At the beginning of 2008 our short-term investments were comprised of auction-rate securities.  These investments had been classified as available-for-sale due to the short-term nature of the investments, however, during the first quarter of 2008 we reclassified them to long-term.  Changes in market conditions during the first quarter of 2008 caused us to change the nature of these investments and record an impairment for the first quarter and each subsequent quarter of 2008.  This impairment is classified as not other-than-temporary due to the liquidity of the Company, and our intent and current ability are to hold the investments until they recover.

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we do business.  Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East.  Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.   We can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable.  In 2008, a 10% increase/decrease in exchange rates would have resulted in an increase/decrease to sales and net income of $12.5 million and $1.3 million, respectively.

For additional discussion on our market risk, see Footnotes 2 and 3 to the consolidated financial statements in Item 8 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited the accompanying consolidated statements of financial position of Rogers Corporation as of December 31, 2008 and December 30, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, Rogers Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and as discussed in Note 7 to the consolidated financial statements, effective December 31, 2006, Rogers Corporation adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Nos. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rogers Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 20, 2009

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in thousands, except per share amounts)
	December 31, 2008	December 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$70,170	$36,328
Short-term investments	455	53,300
Accounts receivable, less allowance for doubtful accounts of $1,171 and $1,376	44,492	74,545
Accounts receivable from joint ventures	3,185	3,368
Accounts receivable, other	2,765	2,203
Inventories	41,617	49,144
Prepaid income taxes	1,579	5,160
Deferred income taxes	9,803	10,180
Asbestos-related insurance receivables	4,632	4,303
Other current assets	5,595	3,351
Assets of discontinued operations	-	5,172
Total current assets	184,293	247,054

Property, plant and equipment, net of accumulated depreciation of $165,701 and $151,321	145,222	144,420
Investments in unconsolidated joint ventures	31,051	30,556
Deferred income taxes	37,939	9,984
Pension asset	-	2,173
Goodwill and other intangibles	9,634	10,131
Asbestos-related insurance receivables	19,416	19,149
Long-term marketable securities	42,945	-
Other long-term assets	4,933	4,698
Assets of discontinued operations	-	2,783
Total assets	$475,433	$470,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,619	$21,370
Accrued employee benefits and compensation	23,378	13,746
Accrued income taxes payable	1,318	6,326
Asbestos-related liabilities	4,632	4,303
Other current liabilities	18,889	20,178
Liabilities of discontinued operations	-	2,363
Total current liabilities	59,836	68,286

Pension liability	43,683	8,009
Retiree health care and life insurance benefits	7,793	6,288
Asbestos-related liabilities	19,644	19,341
Other long-term liabilities	8,333	4,619
Liabilities of discontinued operations	-	424

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,654,123 and 16,414,918 shares issued and outstanding	15,654	16,415
Additional paid-in capital	19,264	37,636
Retained earnings	323,343	296,828
Accumulated other comprehensive income (loss)	(22,117)	13,102
Total shareholders' equity	336,144	363,981
Total liabilities and shareholders' equity	$475,433	$470,948

 The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For each of the fiscal years in the three-year period ended December 31, 2008
(Dollars in thousands, except per share amounts)
	2008	2007	2006

Net sales	$365,362	$412,698	$430,366
Cost of sales	251,399	301,393	292,551
Gross margin	113,963	111,305	137,815

Selling and administrative expenses	82,215	71,395	60,653
Research and development expenses	21,885	24,600	24,168
Restructuring and impairment charges	-	3,538	-
Operating income	9,863	11,772	52,994

Equity income in unconsolidated joint ventures	6,236	8,086	8,563
Other income, net	6,060	1,673	5,615
Interest income, net	2,947	2,009	2,325
Income from continuing operations before income taxes	25,106	23,540	69,497

Income tax expense	3,489	2,915	14,330

Income from continuing operations	21,617	20,625	55,167

Income (loss) from discontinued operations, net of taxes	1,676	1,499	(8,711)
Gain on sale of discontinued operations, net of taxes	3,222	-	-
Income (loss) from discontinued operations, net of taxes	4,898	1,499	(8,711)

Net income	$26,515	$22,124	$46,456

Basic net income per share:
Income from continuing operations	$1.38	$1.25	$3.29
Income (loss) from discontinued operations, net	0.31	0.09	(0.52)
Net income	$1.69	$1.34	$2.77

Diluted net income per share:
Income from continuing operations	$1.36	$1.23	$3.19
Income (loss) from discontinued operations, net	0.31	0.09	(0.50)
Net income	$1.67	$1.32	$2.69

Shares used in computing:
Basic	15,714,884	16,555,656	16,747,444
Diluted	15,924,172	16,749,337	17,287,837

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at January 1, 2006	$16,255	$31,220	$230,986	$1,789	$280,250

Comprehensive income:
Net income	-	-	46,456	-	46,456
Other comprehensive income (loss):
Foreign currency translation	-	-	-	7,579	7,579
Minimum pension liability, net of tax	-	-	-	(50)	(50)
Total comprehensive income					53,985
Adjustment to initially apply SFAS 158, net of tax	-	-	-	(5,873)	(5,873)
Stock options exercised	630	17,200	-	-	17,830
Stock issued to directors	8	398	-	-	406
Shares issued	45	713	-	-	758
Stock-based compensation expense	-	4,875	-	-	4,875
Tax benefit on stock options exercised	-	4,946	-	-	4,946

Balance at December 31, 2006	16,938	59,352	277,442	3,445	357,177

Comprehensive income:
Net income	-	-	22,124	-	22,124
Other comprehensive income:
Foreign currency translation	-	-	-	4,480	4,480
Pension and OPEB, net of tax	-	-	-	5,177	5,177
Total comprehensive income					31,781
Adoption of FIN 48	-	-	(2,738)	-	(2,738)
Stock options exercised	265	6,738	-	-	7,003
Stock issued to directors	1	140	-	-	141
Shares issued	21	934	-	-	955
Share buyback	(810)	(34,730)			(35,540)
Stock-based compensation expense	-	5,202	-	-	5,202
Tax benefit on stock options exercised	-	-	-	-	-

Balance at December 30, 2007	16,415	37,636	296,828	13,102	363,981

Comprehensive income:
Net income	-	-	26,515	-	26,515
Other comprehensive income:
Foreign currency translation	-	-	-	(2,438)	(2,438)
Pension and OPEB, net of tax	-	-	-	(29,235)	(29,235)
Unrealized loss on marketable securities, net of tax				(4,092)	(4,092)
Unrealized gain on derivative instruments, net of tax				546	546
Total comprehensive income					(8,704)
Stock options exercised	99	3,241	-	-	3,340
Stock issued to directors	3	77	-	-	80
Shares issued	44	1,206	-	-	1,250
Share buyback	(907)	(29,093)			(30,000)
Stock-based compensation expense	-	5,644	-	-	5,644
Tax benefit on stock options exercised	-	553	-	-	553

Balance at December 31, 2008	$15,654	$19,264	$323,343	$(22,117)	$336,144

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the fiscal years in the three-year period ended December 31, 2008

(Dollars in thousands)	2008	2007	2006
Operating Activities
Net income	$26,515	$22,124	$46,456
Loss (income) from discontinued operations	(1,676)	(1,499)	8,711
Gain on sale of discontinued operations	(3,222)	-	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,397	24,296	18,276
Stock-based compensation expense	5,644	5,202	4,875
Deferred income taxes	(5,138)	(5,460)	(9,597)
Excess tax benefit related to stock award plans	-	-	(4,946)
Tax benefit related to stock award plans	(553)	-	-
Equity in undistributed income of unconsolidated joint ventures, net	(6,236)	(8,086)	(8,563)
Dividends received from unconsolidated joint ventures	8,996	5,808	3,351
Pension and postretirement benefits	(6,909)	(3,444)	(1,731)
Impairment charges	-	525	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	29,512	12,978	(21,973)
Accounts receivable from joint ventures	183	2,069	133
Inventories	7,394	19,670	(25,719)
Other current assets	1,554	449	(569)
Accounts payable and other accrued liabilities	(6,981)	(10,041)	21,278
Other, net	4,582	332	(1,210)
Net cash provided by operating activities of continuing operations	72,062	64,923	28,772
Net cash provided by (used in) operating activities of discontinued operations	(2,781)	2,991	5,122
Net cash provided by operating activities	69,281	67,914	33,894

Investing Activities
Capital expenditures	(21,004)	(30,885)	(20,639)
Proceeds from sale of business, net of cash received	10,519	-	-
Purchases of short-term investments	(132,690)	(1,135,430)	(1,349,668)
Maturities of short-term investments	135,990	1,150,315	1,305,883
Investment in unconsolidated joint ventures, net	-	(1,000)	(250)
Net cash used in investing activities of continuing operations	(7,185)	(17,000)	(64,674)
Net cash used in investing activities of discontinued operations	-	(104)	(2,435)
Net cash used in investing activities	(7,185)	(17,104)	(67,109)

Financing Activities
Proceeds from sale of capital stock, net	1,214	7,056	17,830
Excess tax benefit related to stock award plans	553	-	4,946
Proceeds from issuance of shares to employee stock purchase plan	1,618	901	758
Purchase of stock from shareholders	(30,000)	(35,540)	-
Net cash (used in) provided by financing activities	(26,615)	(27,583)	23,534

Effect of exchange rate fluctuations on cash	(1,639)	(537)	1,318

Net increase (decrease) in cash and cash equivalents	33,842	22,690	(8,363)

Cash and cash equivalents at beginning of year	36,328	13,638	22,001

Cash and cash equivalents at end of year	$70,170	$36,328	$13,638

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock purchase plan	$1,276	$934	$954

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Rogers Corporation manufactures specialty materials, which are sold to targeted markets around the world.  These specialty materials are grouped into four reportable segments:  Printed Circuit Materials, which includes rigid circuit board laminates for high frequency printed circuits and flexible circuit board laminates for flexible interconnections, which are sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, portable communication device, communications infrastructure, aerospace and defense, and consumer markets; High Performance Foams, which includes urethane foams and silicone materials that are sold principally to manufacturers in the portable communication device, communication infrastructure, computer, ground transportation, aerospace and consumer markets; Custom Electrical Components, which includes electroluminescent lamps, inverters, and power distributions system products that are sold principally to the ground transportation and portable communication device markets; and Other Polymer Products, which is comprised of elastomer rollers, nitrophyl floats, and nonwoven materials, that are sold into a variety of markets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

Beginning at year end 2008, our fiscal years will end on December 31 of each year.  Beginning in fiscal 2009, all interim periods will end on the last calendar day of that particular month.  Historically, we used a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.

For all periods and amounts presented, reclassifications have been made for discontinued operations.  On October 31, 2008, we completed the sale of our Induflex operating segment, which had been aggregated in our Other Polymer Products reportable segment.  On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.   See “Note 15 – Discontinued Operations” for further discussion.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates market value.

Marketable Securities

We account for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).  We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of income.  If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Other income, net” in our consolidated statements of income.  We have not recorded any such write down in the years ended December 31, 2008, December 30, 2007 and December 31, 2006, respectively.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at rates of exchange in effect at each year-end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are made to the income statement as a component of “Other income, net”.  Currency transaction adjustments are reported as income or expense and resulted in gains of $0.7 million, $0.8 million and $0.1 million for the fiscal years ended 2008, 2007 and 2006, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $3.9 million and $3.1 million at December 31, 2008 and December 30, 2007, respectively, are valued by the last-in, first-out (“LIFO”) method.  These inventories accounted for 20% of total inventory for 2008 and 14% of total inventory for 2007.  The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (“FIFO”) costs.

If the inventories valued in using the LIFO method had been valued at FIFO costs, they would have been approximately $4.4 million and $4.1 million higher at December 31, 2008 and December 30, 2007.

Inventories consist of the following:

(Dollars in thousands)	December 31, 2008	December 30, 2007

Raw materials	$9,914	$10,101
Work-in-process	4,932	5,311
Finished goods	26,771	33,732
	$41,617	$49,144

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

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long-term marketable securities, accounts payable, and accrued liabilities approximate fair value as a result of the maturities of these instruments.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers.  Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base.  We periodically perform credit evaluations on our customers.  At December 31, 2008 and December 30, 2007 there was not one customer who accounted for more than ten percent of the total accounts receivable.  We did not experience significant credit losses on customers’ accounts in 2008, 2007, or 2006.

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

Pension and Retiree Healthcare and Life Insurance Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor defined benefit healthcare and life insurance plans for our U.S. retirees.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates, and other factors.  The assumptions used by us are determined as follows: (i) the discount rate used is based on comparisons to the Citigroup index and, to a lesser extent, the Moody’s AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market results and our expectations of future returns, as well as current market assumptions related to long-term return rates; and (iv) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations.  We review these assumptions periodically throughout the year.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
	2008	2007	2006
Numerator:
Net Income	$21,617	$20,625	$55,167

Denominator:
Denominator for basic earnings per share – weighted averages shares	15,714,884	16,555,656	16,747,444
Effect of stock options	209,288	193,681	540,393
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	15,924,172	16,749,337	17,287,837

Basic net income per share	$1.38	$1.25	$3.29
Diluted net income per share	$1.36	$1.23	$3.19

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Hedging Activity

We use derivative instruments to manage certain foreign currency exposures.  Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes.  Derivatives used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

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

On December 31, 2008, we had outstanding option contracts used to hedge foreign currency transactional exposures.    Some of our contracts are designated as hedges, while others are not.  For those that are not hedges, the effects of these contracts are recorded directly to our statement of income.  As of December 30, 2007 we had no option contracts in effect nor did we did have any instruments outstanding that would require hedge accounting treatment.

Advertising Costs

Advertising is expensed as incurred and amounted to $1.6 million for 2008, $1.8 million for 2007 and $1.5 million for 2006.

Variable-Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to address certain FIN 46 implementation issues.  We adopted the provisions of FIN 46R in the first quarter of 2004.  As a result of our review, we determined that we had one variable interest entity (VIE); however, we determined that we were not the primary beneficiary and, as such, did not consolidate the entity in accordance with FIN 46R.  The VIE identified is Polyimide Laminate Systems, LLC (PLS), a 50% owned joint venture with Mitsui Chemicals, Inc.  The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999.  Sales of PLS were approximately $23.2 million, $19.7 million and $20.4 million in 2008, 2007 and 2006 respectively.  Our maximum exposure to loss as a result of our involvement with PLS is limited to our equity investment, which was approximately $40,000 at December 31, 2008, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $2.5 million and $3.0 million at December 31, 2008 and December 30, 2007 respectively.  In accordance with FIN 46R, we review our FIN 46R compliance whenever a reconsideration event occurs or a new situation exists that was not previously considered under FIN 46R.

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

Recent Accounting Standards

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

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (SFAS 161). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 on September 28, 2008 and have disclosed information related to derivative instruments in accordance with SFAS 161 in this form 10-K (see Note 3 “Hedging Transactions and Derivative Financial Statements”).

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141(R)), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis, beginning in the first quarter of 2009.  We are currently evaluating the impact, if any, that SFAS 141(R) may have on our financial condition and results of operations.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008, and the adoption has not had a material impact on our financial position or results of operations.

Accounting for Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 on December 31, 2007 expanded our disclosures pertaining to the measurement of assets and liabilities.  See Note 2 “Fair Value Measurements”.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 is effective for accounting periods commencing after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, an increase of $2.7 million was recorded in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.

NOTE 2 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements and is effective for fiscal years beginning after November 15, 2007.  Although the adoption of SFAS 157 on December 31, 2007 did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2008	Level 1	Level 2	Level 3
Auction rate securities	$43,400	$-	$-	$43,400
Foreign currency option contracts	$1,702	$-	$1,702	$-

Auction Rate Securities

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 and have subsequently not recovered.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation within SFAS 157’s hierarchy since our adoption of this standard on the first day of fiscal 2008.

In the fourth quarter of 2008, $4.4 million of auction rate securities were redeemed at par value, and in the first quarter of 2009, another $0.5 million was redeemed at par value.  As of December 31, 2008 the par value of our remaining auction rate securities was $50.0 million, which were comprised of 92% student loan auction rate securities and 8% municipality auction rate securities.  We performed a fair value assessment of these securities in accordance with SFAS 157 based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market.  In the first three quarters of 2008, we used cashflow projections for a two year period, which we believed at the time was a reasonable estimate of the period for which the securities would be redeemed at par.  This resulted in an impairment charge of between 2.1% and 3.1% over that time period.  At year end 2008, this assumption was changed to a five year period based on our assessment of current market conditions and the probability of a reasonable time period over which we determined the securities would be redeemed.  The total impairment charge for 2008 was 13.2% or $6.6 million.

We have concluded that the impairment is not other-than-temporary, per FASB Staff Position 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Emerging Issues Task Force 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due primarily to the fact that the investments we hold are investment grade securities and 92% are substantially collateralized with government-backed student loans.  Based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity of these investments will affect our ability to execute our current business plan.  Therefore, we have the intent and ability to hold the securities until the temporary impairment is recovered.  Based on this conclusion, we have recorded this charge as an unrealized loss in other comprehensive income in the equity section of our consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets.  The securities that we hold have maturities ranging from 5 to 38 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 30, 2007	$-
Transfers to Level 3	54,400
Redemptions	(4,400)
Unrealized loss	(6,600)
Balance at December 31, 2008	$43,400

These securities typically earn interest at rates ranging from 3% to 7%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  Since the securities we hold are high quality securities, the penalty rates are market-based, and therefore the aggregate interest rate that we earned has remained effectively unchanged during most of 2008 due to the effect of lower market interest rates substantially offsetting the market-based penalty rates.

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

NOTE 3 – HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No.133 (SFAS 161).  SFAS 161, together with Statement of Financial Accounting Standard 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), are referred to as SFAS 133R.  SFAS 133R requires companies to recognize all of its derivatives instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in the statement of income during the current period.  The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in income.  For the derivatives entered into during 2008, there have been no ineffective portions.

During 2008, we entered into six hedge programs.  Four of the programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2009 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.  The remaining two programs, which do not qualify as cashflow hedges, are intended to minimize foreign currency exposure on the balance sheet of our China subsidiary.

Notional Values of Derivative Instruments
Currency (000s)
Renminbi	¥ 50,000
U.S. Dollar	$ 13,380

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the year ended December 31, 2008		Fair Values of Derivative Instruments for the period ended December 31, 2008
Foreign Exchange Option Contracts	Location of gain	Amount of gain	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$546	$1,587

Contracts not designated as hedging instruments	Other income, net	1,277	115

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2008	December 30, 2007

Land	$16,206	$15,354
Buildings and improvements	114,191	112,952
Machinery and equipment	129,355	128,950
Office equipment	23,272	21,632
Equipment in process	27,899	16,853
	310,923	295,741
Accumulated depreciation	(165,701)	(151,321)
Total property, plant and equipment, net	$145,222	$144,420

Depreciation expense was $18.4 million in 2008, $24.3 million in 2007, and $18.3 million in 2006.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following:

(Dollars in thousands)	December 31, 2008	December 30, 2007

Trademarks and patents	$1,022	$1,022
Technology	786	786
Covenant-not-to-compete	625	625
	2,433	2,433
Accumulated amortization	(2,433)	(2,433)
Total other intangible assets	$-	$-

Amortization expense for 2007 and 2006, amounted to approximately $0.4 million and $0.3 million, respectively.

In the second quarter of 2007, we recorded an additional non-cash pre-tax charge related to the impairment of the goodwill associated with the composite materials operating segment of $0.5 million. This charge is included in “Restructuring and impairment charges” on our consolidated statements of income.

In the fourth quarter of 2008, we recorded a non-cash charge related to the sale of Induflex of $0.5 million.  This charge is included in “Income (loss) from discontinued operations, net of taxes” on our consolidated statements of income.

The changes in the carrying amount of goodwill for the period ending December 31, 2008, by segment, are as follows:

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total
Balance as of January 1, 2007	$-	$7,410	$-	$3,246	$10,656
Composite materials impairment	-	-	-	(525)	(525)
Balance as of December 30, 2007	$-	$7,410	$-	$2,721	$10,131

Induflex sale adjustment	-	-	-	(497)	(497)
Balance as of December 31, 2008	$-	$7,410	$-	$2,224	$9,634

NOTE 6 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of December 31, 2008, we had four joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

Equity income related to our share of the underlying net income of the joint ventures amounted to $6.2 million, $8.1 million and $8.6 million for 2008, 2007 and 2006, respectively.  We had commission income from PLS of $2.6 million, $2.2 million and $2.0 million for 2008, 2007 and 2006, respectively, which is included in “Other income, net” on our consolidated statements of income.

Summarized Information for Joint Ventures:

(Dollars in thousands)	December 31, 2008	December 30, 2007

Current assets	$44,845	$47,282
Noncurrent assets	28,733	30,909
Current liabilities	11,556	16,976
Noncurrent liabilities	-	-
Shareholders’ equity	62,023	61,214

	For the years ended:
(Dollars in thousands)	December 31, 2008	December 30, 2007	December 31, 2006

Net sales	$114,436	$115,016	$109,765
Gross profit	15,842	28,470	29,271
Net income	12,472	16,174	17,126

The effect of sales made between the unconsolidated joint ventures and us were appropriately accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

NOTE 7 - PENSION BENEFITS AND RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

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

In addition, we sponsor multiple unfunded defined benefit health care and medical and life insurance plans for retirees.  The measurement date for all plans for 2008 and 2007 is December 31, 2008 and December 30, 2007, respectively.

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

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension and retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees are no longer eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to plan participants as of December 30, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who were age 50 or older as of December 30, 2007, as long as they met certain eligibility requirements.  However, employees who were less than age 50 as of December 30, 2007 were no longer eligible for retiree medical benefits.  This plan amendment resulted in a reduction to the accumulated benefit obligation, which is accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they became fully eligible, beginning in the third quarter of 2007.

Obligations and Funded Status
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2008	2007	2008	2007
Change in benefit obligation:

Benefit obligation at beginning of year	$130,301	$127,555	$7,070	$10,958
Service cost	4,632	5,152	598	666
Interest cost	7,940	7,289	465	449
Actuarial (gain) loss	(270)	(3,698)	1,741	(23)
Benefit payments	(6,254)	(6,173)	(1,139)	(971)
Plan amendments	254	176	-	(4,009)
Benefit obligation at end of year	$136,603	$130,301	$8,735	$7,070

Change in plan assets:

Fair value of plan assets at beginning of year	$124,204	$116,831	$-	$-
Actual return on plan assets	(35,351)	10,300	-	-
Employer contributions	9,326	3,246	1,139	971
Benefit payments	(6,254)	(6,173)	(1,139)	(971)
Fair value of plan assets at end of year	$91,925	$124,204	$-	$-

Funded status	$(44,678)	$(6,097)	$(8,735)	$(7,070)

Amounts recognized in the consolidated balance sheets consist of:
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2008	2007	2008	2007

Non-current assets	$-	$2,173	$-	$-
Current liabilities	(995)	(261)	(942)	(782)
Non-current liabilities	(43,683)	(8,009)	(7,793)	(6,288)
Net amount recognized at end of year	$(44,678)	$(6,097)	$(8,735)	$(7,070)

Amounts recognized in accumulated other comprehensive income consist of:
(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2008	2008

Net Actuarial Loss	$51,010	$3,679
Prior Service Cost	2,893	(2,848)
Net amount recognized at end of year	$53,903	$831

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $136.6 million, $121.6 million and $91.9 million, respectively, as of December 31, 2008 and $4.1 million, $3.4 million and $0.0 million, respectively, as of December 30, 2007.

Components of Net Periodic Benefit Cost
				Postretirement Health and
	Pension Benefits			Life Insurance Benefits
(Dollars in thousands)	2008	2007	2006	2008	2007	2006

Service cost	$4,632	$5,152	$4,534	$598	$666	$778
Interest cost	7,940	7,289	6,820	465	449	565
Expected return of plan assets	(10,405)	(9,924)	(8,706)	-	-	-
Amortization of prior service cost	513	518	461	(697)	(465)	-
Amortization of net loss	242	240	565	268	126	162
Curtailment loss	-	-	-	-	-	-
Settlement gain	-	-	-	-	-	-
Net periodic benefit cost	$2,922	$3,275	$3,674	$634	$776	$1,505

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $2.8 million and $0.5 million, respectively.  The estimated net loss (gain) and prior service cost for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.3 million and ($0.7 million).

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2008	2007	2008	2007

Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net benefit cost for years ended:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2008	2007	2008	2007

Discount rate	6.25%	5.75%	6.25%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.75%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

For measurement purposes as of December 31, 2008, we assumed annual healthcare cost trend rates of 9% and 10.5% for covered healthcare benefits in 2008 for retirees pre-age 65 and post-age 65, respectively.  The rates were assumed to decrease gradually to 5% and 5.5%, respectively, in 2014 and remain at those levels thereafter.  As of December 30, 2007, we assumed an annual healthcare cost trend rate of 10% and 11.5% for covered healthcare benefits in 2007.  The rate was assumed to decrease gradually to 5% and 5.5% in 2013 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost	$92,285	$(83,557)
Effect on other postretirement benefit obligations	516,200	(478,134)

Plan Assets

Our pension plan weighted-average asset allocations at December 31, 2008 and December 30, 2007, by asset category, are as follows:

	Current Target
	Allocation	Plan Assets at Year-End
	2009	2008	2007

Equity securities	67%	51%	68%
Debt securities	33%	41%	28%
Other	-	8%	4%
Total	100%	100%	100%

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

Cash Flows

Contributions

At the current time, we have met the minimum funding requirements for our qualified defined benefit pension plans and are therefore not required to make a contribution to the plans in 2009 for any past years.  In 2008 and 2007, we made annual contributions to the pension plans of approximately $9.3 million and $3.2 million, respectively.  Subsequent to December 31, 2008, we made a contribution of $8 million.  As there is no funding requirement for the nonqualified defined benefit pension plans and the Retiree Health and Life Insurance benefit plans, we will contribute the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans.  The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows.  The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2008.

(Dollars in thousands)
	Pension Benefits	Retiree Health and Life Insurance Benefits

2009	$ 6,901	$ 942
2010	6,894	968
2011	6,867	984
2012	9,827	969
2013	8,174	954
2014-2018	41,616	5,288

NOTE 8 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees.  Employees can defer an amount they choose, up to the yearly IRS limit, which is $15,500 in 2007 and 2008. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations.  Beginning in 2008, our matching contribution changed to 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%.  Also, beginning in 2008, our matching contribution is no longer invested in Company stock. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $1.6 million in 2008, $1.3 million in 2007 and $1.1 million in 2006, which related solely to our matching contributions.

NOTE  9 - DEBT

Long-Term Debt

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

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2008, and we expect to renew it annually, subject to the future conditions of the Credit Markets.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate for Credit Facility A, and at 200 basis points for Credit Facility B.   The spreads over the LIBOR rate for Credit Facility A are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

There were no borrowings pursuant to the Credit Agreement at December 31, 2008 and December 30, 2007, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  We were in compliance with those covenants at December 31, 2008 and December 30, 2007.

At December 31, 2008 we had several standby letters of credit (LOC) and guarantees that were backed by the credit facility:
•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.25 million irrevocable standby LOC – guarantees a payable obligation of Rogers; Belgian subsidiary
•	$0.75 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)
•	$0.62 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou)

No amounts were owed on the LOCs as of December 31, 2008.

Interest

We paid a fee of $18,000 to renew the $25 million credit facility in 2008, and there were no interest charges.  No fees or interest charges were incurred in 2007.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 10 - INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2008	2007	2006
Domestic	$4,924	$(11,672)	$36,919
International	20,182	35,212	32,578
Total	$25,106	$23,540	$69,497

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2008
Domestic	$697	$(3,174)	$(2,477)
International	7,891	(1,537)	6,354
State	39	(427)	(388)
Total	$8,627	$(5,138)	$3,489

2007
Domestic	$421	$(4,851)	$(4,430)
International	8,785	(1,269)	7,516
State	252	(423)	(171)
Total	$9,458	$(6,543)	$2,915

2006
Domestic	$14,581	$(7,521)	$7,060
International	8,763	(1,086)	7,677
State	466	(873)	(407)
Total	$23,810	$(9,480)	$14,330

Deferred tax assets and liabilities as of December 31, 2008 and December 30, 2007, respectively, are comprised of the following:

(Dollars in thousands)	2008	2007
Deferred tax assets
Accrued employee benefits and compensation	$7,817	$7,209
Postretirement benefit obligations	17,273	7,990
Investment in joint ventures, net	-	782
Tax credit carryforwards	3,557	3,230
Reserves and accruals	6,833	2,039
Depreciation and amortization	9,632	-
Other	3,215	2,436
Total deferred tax assets	48,327	23,686
Less deferred tax asset valuation allowance	-	-
Total deferred tax assets, net of valuation allowance	48,327	23,686
Deferred tax liabilities
Investment in joint ventures, net	585	-
Depreciation and amortization	-	3,522
Total deferred tax liabilities	585	3,522
Net deferred tax asset	$47,742	$20,164

Deferred taxes are classified on the consolidated balance sheet at December 31, 2008 and December 30, 2007 as a net current deferred tax asset of $9.8 million and $10.2 million, respectively, and a net long-term deferred tax asset of $37.9 million and $10.0 million, respectively.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes.  The reasons for this difference are as follows:

(Dollars in thousands)	2008	2007	2006

Tax expense at Federal statutory income tax rate	$8,787	$8,239	$24,324
International tax rate differential	(3,185)	(2,292)	(6,558)
Foreign tax credit	(241)	(670)	1,885
General business credits	(517)	(926)	(648)
Tax Exempt Interest	(834)	(618)	(598)
Nontaxable foreign sales income	-	-	(1,233)
Valuation allowance change	-	(960)	(12)
Provision to return adjustment	(1,072)	(520)	-
Audit settlement reserve adjustment	-	-	(2,800)
Other	551	662	(30)
Income tax expense	$3,489	$2,915	$14,330

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years.  In 2008, the fourth year under this agreement, RSZ reported pretax income of $3.0 million, which was subject to a tax rate of 9%, resulting in a decrease of 3 percentage points in our effective tax rate.  In 2009, the tax rate in effect will be 10% and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 18% in 2008, which resulted in a decrease of 5 percentage points in our effective tax rate based upon their pretax income of $7.0 million.  In 2009, the tax rate in effect will be 20%, and will increase each subsequent year until reaching the full rate of 25% in 2012, subject to local government approval.

There were no valuation allowances recorded against our deferred tax assets at December 31, 2008 or December 30, 2007.  We perform an annual assessment of the realization of our deferred tax assets considering all of the available evidence, both positive and negative.  We then record a valuation allowance against the deferred tax assets, which we believe based on the weight of available evidence, will more likely than not be realized.

Through December 31, 2008, we have not provided U.S. income taxes on approximately $111.5 million of unremitted foreign earnings because substantially all such earnings are intended to be reinvested indefinitely outside the U.S.

There was $0.5M of tax benefits arising from the exercise of stock options in 2008.  There were no tax benefits from the exercise of stock options in 2007, and $4.9 million of benefits in 2006.  These tax benefits have been allocated to additional paid-in-capital in stockholder’s equity when realized.

Income taxes paid, net of refunds, was $8.7 million, $9.3 million, and $12.7 million in 2008, 2007 and 2006, respectively.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  Upon adoption, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  At December 31, 2008, we had gross tax-affected unrecognized tax benefits of $8.7 million, all of which if recognized, would impact the effective tax rate.  In addition, at December 31, 2008 we have approximately $0.7 million of accrued interest related to uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2008	2007
Beginning balance	$8,447	$12,291
Gross increases - tax positions in prior period	901	4,193
Gross decreases - tax positions in prior period	(148)	(3,834)
Gross increases - current period tax positions	710	245
Settlements	(192)	(4,448)
Lapse of statute of limitations	(1,039)	-
Ending balance	$8,679	$8,447

It is reasonably possible that a reduction of unrecognized tax benefits in a range of $2 million to $4 million may occur within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax years from 2005 through 2008 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2005.

NOTE 11 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income (Loss)

Accumulated balances related to each component of accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	December 31, 2008	December 30, 2007

Foreign currency translation adjustments	$15,364	$17,802
Funded status of pension plans and other post retirement benefits, net of $20,799 and $2,880 in deferred taxes in 2008 and 2007, respectively	(33,935)	(4,700)
Unrealized loss on marketable securities, net of tax of $2,508	(4,092)	-
Unrealized gain on derivative instruments	546	-
Accumulated other comprehensive income (loss)	$(22,117)	$13,102

Capital Stock and Equity Compensation Awards

Under various plans we may grant stock options to officers, directors, and other key employees at exercise prices that range as low as 50% of the fair market value of our stock as of the date of grant.  However, to date, virtually all such options have been granted at an exercise price equal to the fair market value of our stock as of the date of grant.  Except for grants made in 2004 and 2005, regular options granted to employees in the United States generally become exercisable over a four-year period from the grant date and expire ten years after the date of grant.  Stock option grants were also made to non-management directors, generally on a semi-annual basis, with the last of such grants being made in June of 2008. In December of 2008, each non-management director was awarded deferred stock units instead of stock options.  Such deferred stock units will permit non-management directors to receive, at a later date, one share of Rogers stock for each deferred stock unit with no payment of any consideration by the director at the time the shares are received.  For such director stock options, the exercise price was equal to the fair market value of our stock as of the grant date and they are immediately exercisable and expire ten years after the date of grant. Our 2005 Equity Compensation Plan also permits the granting of restricted stock and certain other forms of equity awards to officers and other key employees.  Stock grants in lieu of cash compensation are also made to non-management directors.

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2008	December 30, 2007

Stock options and restricted stock	2,372,133	2,486,574
Rogers Employee Savings and Investment Plan	173,863	170,246
Rogers Corporation Global Stock Ownership Plan for Employees	306,606	350,740
Stock to be issued in lieu of deferred compensation	41,656	30,561
Total	2,894,258	3,038,121

Each outstanding share of Rogers capital (common) stock has attached to it a stock purchase right.  One stock purchase right entitles the holder to buy one share of Rogers capital (common) stock at an exercise price of $240.00 per share.  The rights become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial block of Rogers capital (common) stock.  In certain circumstances, holders may acquire Rogers stock, or in some cases the stock of an acquiring entity, with a value equal to twice the exercise price.  The rights expire on March 30, 2017 but may be exchanged or redeemed earlier.  If such rights are redeemed, the redemption price would be $0.01 per right.

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted in 2008, 2007 and 2006 were calculated using the following weighted average assumptions:

	December 31, 2008	December 30, 2007	December 31, 2006
Options granted	322,922	250,736	203,679
Weighted average exercise price	31.91	50.70	51.09
Weighted-average grant date fair value	15.01	24.13	23.52
Assumptions:
Expected volatility	39.84%	36.75%	38.5%
Expected term (in years)	7.0	7.0	6.3
Risk-free interest rate	3.28%	4.67%	4.67%
Expected dividend yield	-	-	-

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

Our employee stock option agreements contain a retirement provision, which results in the vesting of any unvested options immediately upon retirement.  This provision affects the timing of option expense recognition for optionees meeting the criteria for retirement.   In accordance with SFAS 123R, we are recognizing compensation expense over the period from the date of grant to the date retirement eligibility is met if it is shorter than the required service period or upon grant if the employee is eligible for retirement.

A summary of the activity under our stock option plans as of December 31, 2008 and changes during the year then ended, is presented below:
	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 30, 2007	1,989,646	$40.39
Options granted	322,922	31.91
Options exercised	(98,524)	17.05
Options cancelled	(29,166)	45.89
Options outstanding at December 31, 2008	2,184,878	40.11	6.0	$1,143,376
Options exercisable at December 31, 2008	1,602,016	39.78	5.1	1,143,376
Options vested or expected to vest at December 31, 2008 *	2,167,715	40.10	6.0	1,143,376

*  In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the year ended December 31, 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.9 million, and the total amount of cash received from the exercise of these options was $1.6 million. The total grant-date fair value of stock options that vested during the year ended December 31, 2008 was approximately $4.3 million.

As of December 31, 2008, there was $3.7 million of total unrecognized compensation cost related to unvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

A summary of activity under the stock options plans for the fiscal years ended 2008, 2007 and 2006 is presented below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	1,989,646	$40.39	2,118,631	$37.94	2,565,813	$34.63
Granted	322,922	31.91	250,736	50.70	203,679	51.09
Exercised	(98,524)	17.05	(264,531)	26.91	(636,579)	28.62
Cancelled	(29,166)	45.89	(115,190)	48.08	(14,282)	46.13
Outstanding at year-end	2,184,878	$40.11	1,989,646	$40.39	2,118,631	$37.94
Options exercisable at end of year	1,602,016		1,653,331		1,916,387

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

A summary of activity under the restricted stock plans for the fiscal years ended 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Non-vested shares outstanding at beginning of year	44,800	24,300	-
Awards granted	34,150	20,500	24,300
Non-vested shares outstanding at year-end	78,950	44,800	24,300

We recognized $0.6 million of compensation expense related to restricted stock awards in each of the years ended December 31, 2008 and December 30, 2007, respectively.  The 2008 expense represents a projected payout of 155% of the award granted in 2006 and 19% of the award granted in 2008.  The expense in 2007 represents a projected payout of 160% of the award granted in 2006 and 0% for the awards granted in 2007.

As of December 31, 2008, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.5 million of compensation expense associated with the plan in each of the years ended December 31, 2008 and December 30, 2007.

Common Stock Repurchase Plan

There were no common stock repurchases in 2006, and in October 2006 the then-existing program expired with authorization to repurchase approximately $21.4 million of common stock remaining.  On February 15, 2007, our Board of Directors approved a new buyback program, under which we were authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  During 2007, we repurchased a total of 810,380 shares of common stock, for a total of $35.5 million.  On February 15, 2008, our Board of Directors approved a new buyback program, under which we are authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  Through the three months ended March 30, 2008 we had repurchased 906,834 shares of common stock, for $30.0 million, which completed this buyback program.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

Our principal noncancellable operating lease obligations are for building space and vehicles.  The leases generally provide that we pay maintenance costs. The lease periods range from one to five years and include purchase or renewal provisions.  We also have leases that are cancellable with minimal notice.  Leases are accounted for under SFAS 13, Accounting for Leases.  Lease expense was $1.5 million in 2008, $1.9 million in 2007, and $1.5 million in 2006.

Future minimum lease payments under noncancellable operating leases at December 31, 2008, aggregated, are $2.7 million.  Of this amount, annual minimum payments are $1.3 million, $0.9 million, $0.4 million, and $0.1 million for years 2009 through 2012, respectively.

Environmental Activities and General Litigation

We are currently engaged in the following environmental and legal proceedings:

Environmental Remediation in Manchester, Connecticut

In the fourth quarter of 2002, we sold our Moldable Composites Division located in Manchester, Connecticut to Vyncolit North America, Inc., at the time a subsidiary of the Perstorp Group, located in Sweden.  Subsequent to the divestiture, certain environmental matters were discovered at the Manchester location and we determined that, under the terms of the arrangement, we would be responsible for estimated remediation costs of approximately $0.5 million.  We recorded a reserve for this amount in 2002 in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5).  The Connecticut Department of Environmental Protection (CT DEP) accepted our Remedial Action Plan in February 2005.  We completed the remediation activities in December 2005 and started post-remediation groundwater monitoring in 2006.  The cost of the remediation approximated the reserve originally recorded in 2002.  We have completed all of the required groundwater monitoring with favorable results.  As of the end of the third quarter, this site was remediated in accordance with the Connecticut Remediation Standard.

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in three active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRP’s.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2008, which approximates our share of the low end of the range.  During the third quarter of 2008, we settled a fourth superfund case when we reached agreement with the CT DEP as a de minimis party and agreed to pay approximately $0.1 million to settle our portion of the claim and release us from further involvement with the site.

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

Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the site.  We cannot estimate the probability or range of any potential future remediation costs at this site based on facts and circumstances known to us at the present time.

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

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2008, there were approximately 163 pending claims compared to approximately 175 pending claims at December 30, 2007.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 163 claims pending as of December 31, 2008, 55 claims do not specify the amount of damages sought, 104 claims cite jurisdictional amounts, and only four (4) claims (or approximately 2.5% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these four (4) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000; one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs; and two (2) claims allege compensatory damages of $65,000,000 and punitive damages of $60,000,000. These four (4) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2006, increased slightly in 2007, and declined again in 2008.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the year ended December 31, 2008, we were able to have approximately 83 claims dismissed and settled 4 claims.  For the year ended December 30, 2007, approximately 59 claims were dismissed and 12 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.5 million in 2008, compared to approximately $2.0 million for the full year 2007.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2007 and the estimated liability and estimated insurance recovery, for the five-year period through 2012, is $23.6 and $23.5 million, respectively.   NERA and Marsh updated their respective analyses for 2008 and the estimated liability and estimated insurance recovery, for the five-year period through 2013, is $24.3 and $24.0 million, respectively.

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

Other Environmental and General Litigation Matters

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  The costs remaining to be paid related to this site are minimal.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that their current estimated total damages were $82.9 million.  In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp $9.0 million in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008 (recorded in “Other current liabilities” in the Consolidated Financial Statements in Item 8 of this Form 10-K).  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In January 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  As of December 31, 2008 we had a receivable for $1.2 million for amounts remaining to be collected from this carrier.  On February 6, 2009, we also filed suit in the U.S. District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, an excess insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  At this time, we cannot determine the probability of recovery in this matter and, consequently, have not recorded this amount as a receivable.

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

NOTE 13 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As of December 31, 2008, we have identified nine operating segments and have aggregated those segments into four reportable segments as follows: Printed Circuit Materials, High Performance Foams, Custom Electrical Components, and Other Polymer Products.  The following is a description of each reportable segment.

Printed Circuit Materials:  This reportable segment is comprised of one operating segment and two joint ventures that produce laminate materials, which are primarily fabricated by others into circuits and used in electronic equipment for transmitting, receiving, and controlling electrical signals. These products tend to be proprietary materials that provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power in analog, digital, and microwave equipment.  These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

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

Custom Electrical Components:  This reportable segment is comprised of two operating segments that include electroluminescent lamps, inverters and power distribution components.  These products are custom designed electronic components tailored to the specific need of each of a wide range of applications and sold primarily to electronic subsystem assemblers and original equipment manufacturers primarily in the ground transportation and telecommunication markets on a worldwide basis.

Other Polymer Products:  This reportable segment consists of four operating segments that produce the following products:  elastomer component products, which include floats for fill level sensing in fuel tanks, motors and storage tanks and elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines, and automated teller machines; nonwoven composite materials that are manufactured for medical padding, industrial prefiltration applications, and consumable supplies in the lithographic printing industry; thermal management products and flexible circuit materials manufactured by our joint venture, RCCT, and resold by us, which are primarily used for portable communications device applications.

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

Reportable Segment Information

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total

2008
Net sales	$123,215	$119,462	$92,574	$30,111	$365,362
Operating income (loss)	(2,990)	20,553	(137)	(7,563)	9,863
Total assets	165,592	188,310	84,787	36,744	475,433
Capital expenditures	12,161	3,897	3,753	1,193	21,004
Depreciation	3,059	2,823	10,498	2,017	18,397
Equity income in unconsolidated joint ventures	157	6,079	-	-	6,236

2007
Net sales	$143,820	$110,592	$135,142	$23,144	$412,698
Operating income (loss)	1,214	20,037	(4,068)	(5,411)	11,772
Total assets	186,496	119,442	125,395	31,660	462,993
Capital expenditures	15,463	6,057	5,943	3,422	30,885
Depreciation	5,247	3,623	14,179	1,247	24,296
Equity income in unconsolidated joint ventures	250	7,836	-	-	8,086

2006
Net sales	$153,552	$103,207	$149,364	$24,243	$430,366
Operating income (loss)	13,295	21,817	14,744	3,138	52,994
Total assets	210,121	117,688	114,526	26,774	469,109
Capital expenditures	5,188	4,481	10,673	297	20,639
Depreciation	3,993	3,357	11,375	(449)	18,276
Equity income in unconsolidated joint ventures	2,396	6,167	-	-	8,563

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2008	2007	2006	2008	2007

United States	$102,649	$119,979	$121,072	$69,772	$69,879
Asia	174,903	197,167	226,431	34,327	50,574
Europe	73,501	73,731	70,166	50,757	34,098
Other	14,309	21,821	12,697	-	-
Total	$365,362	$412,698	$430,366	$154,856	$154,551

(1) Net sales are attributed to countries based on the location of the customer.
(2) Long-lived assets are based on the location of the asset and include goodwill and other intangibles and property, plant and equipment.

NOTE 14 - RESTRUCTURING / IMPAIRMENT CHARGES

The following table summarizes the restructuring and impairment charges (recoveries) recorded in income from continuing operations for each of the fiscal years in the three-year period ended December 31, 2008:

(Dollars in thousands)
	2008	2007	2006
Inventory charges (1)
Printed Circuit Materials	$--	$2,500	$--
Custom Electrical Components	--	4,262	--
	--	6,762	--

Inventory recoveries (1)
Printed Circuit Materials	(1,015)	(1,278)	--
Custom Electrical Components	(2,742)	(971)	--
	(3,757)	(2,249)	--

Property, plant and equipment charges (1)
Printed Circuit Materials	77	630	--
Custom Electrical Components	100	2,500	--
	177	3,130	--

Prepaid license charges (2)
Custom Electrical Components	335	1,843	--
	335	1,843	--

Goodwill impairment (3)
Other Polymer Materials	--	525	--
	--	525	--

Severance (3)	--	3,013	--

Total charges (benefit)	$(3,245)	$13,024	$--

(1)
These amounts are included in cost of sales on our condensed consolidated statements of income with the exception of $0.5 million in the Custom Electrical Components reportable segment in 2007 which is recorded in selling and administrative expenses on our condensed consolidated statements of income.

(2)	These amounts are included in selling and administrative expenses on our condensed consolidated statements of income.
(3)	These amounts are included in restructuring and impairment charges on our condensed consolidated statements of income.

Durel

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  As of year end 2008, substantially all EL production, including lamps for the automotive industry, shifted to our China facility.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  We incurred charges of approximately $0.4 million in 2008 related to these restructuring activities and sold approximately $2.7 million of previously reserved inventory.

Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge was related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business in accordance with SFAS 144.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process with the assistance of an independent third-party appraisal firm, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, in accordance with SFAS 144, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials operating segment.  We also determined, based on business conditions at that time that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.  We incurred minimal charges in 2008 related to these restructuring activities and sold approximately $1.0 million of previously reserved inventory.

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

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 31, 2006	$-
Provisions	3,013
Payments	(1,289)
Other Adjustments	(152)
Balance at December 30, 2007	1,572
Payments	(1,572)
Balance at December 31, 2008	$-

NOTE 15 - DISCONTINUED OPERATIONS

On October 31, 2008, we closed on an agreement to sell the shares of our Induflex subsidiary to an affiliate of BV Capital Partners.  Under the terms of the agreement, Rogers received approximately 10.7 million euros (US$13.6 million at the October 31, 2008 spot price), which represents the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earnout amounts over the next three years based on the future performance of the divested business.

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net income of $1.7 million, $1.2 million and net loss of $4.3 million, all net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2008, December 30, 2007 and December 31, 2006, respectively.  The net gain reflected as discontinued operations at December 31, 2008 includes a $3.2 million gain related to the sale of Induflex, which includes $1.1 million transferred from cumulative translation adjustment to net income.  Net sales associated with the discontinued operations were $16.7 million, $18.7 million and $15.4 million for the years ended December 31, 2008, December 30, 2007 and December 31, 2006, respectively.  The tax related to the discontinued operations was $0.2 million, $0.4 million and $0.2 million of tax expense for December 31, 2008, December 30, 2007 and December 31, 2006, respectively.

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  Net income of $0.3 million and net losses of $4.4 million and $17.3 million, have been reflected as discontinued operations in the accompanying consolidated statements of income for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.   Net sales associated with the discontinued operations were $1.9 million, $8.8 million and $7.4 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.  The tax related to the discontinued operations was $0.2 million of tax expense for December 30, 2007 and $2.7 million and $10.6 million of tax benefit for December 31, 2006 and January 1, 2006, respectively.

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

Additionally, in the second quarter of 2006, a former customer of our polyolefin foam business filed suit against us for a multitude of alleged improprieties, including breach of contract, although we were not formally served in this lawsuit.  In the third quarter of 2007, we reached a final settlement agreement with this former customer that included the transfer of ownership of substantially all the remaining assets of the polyolefin foam business, as well as the payment of approximately $1.9 million to this customer, which had been previously accrued.  As a result of this agreement, we no longer participate in the polyolefin foam marketplace.  Subsequently, in the third quarter of 2007, we ceased operations of the polyolefin foams operating segment.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2008 and 2007.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	March 30, 2008	June 29, 2008	September 28, 2008	December 31, 2008

Net sales	$98,039	$92,432	$96,317	$78,574
Cost of sales	66,489	62,133	65,771	57,006
Gross Margin	31,550	30,299	30,546	21,568

Net income from continuing operations	7,802	6,501	7,107	207

Income from discontinued operations, net of tax	18	395	838	3,647

Net income	$7,820	$6,896	$7,945	$3,854

Basic net income per share:
Income from continuing operations	$0.48	$0.42	$0.46	$0.01
Income from discontinued operations, net	-	0.03	0.05	0.23
Net income	$0.48	$0.45	$0.51	$0.24

Diluted net income per share:
Income from continuing operations	$0.48	$0.41	$0.45	$0.01
Income from discontinued operations, net	-	0.03	0.05	0.23
Net income	$0.48	$0.44	$0.50	$0.24

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007

Net sales	$109,918	$93,084	$105,186	$104,510
Cost of sales	76,203	78,881	74,835	71,474
Gross Margin	33,715	14,203	30,351	33,036

Net income (loss) from continuing operations	9,057	(5,081)	8,567	8,082

Income (loss) from discontinued operations, net of tax	454	751	383	(89)

Net income (loss)	$9,511	$(4,330)	$8,950	$7,993

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.54	$(0.31)	$0.52	$0.49
Income (loss) from discontinued operations, net	0.03	0.05	0.02	(0.01)
Net income (loss)	$0.57	$(0.26)	$0.54	$0.48

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.52	$(0.31)	$0.52	$0.49
Income (loss) from discontinued operations, net	0.03	0.05	0.02	(0.01)
Net income (loss)	$0.55	$(0.26)	$0.54	$0.48

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period

Allowance for Doubtful Accounts

December 31, 2008	$1,376	$(57)	$(173)	$25	$1,171
December 30, 2007	1,749	274	(659)	12	1,376
December 31, 2006	1,435	277	(7)	44	1,749

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2008.  The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 in alerting management on a timely basis to information required to be included in the Company’s submissions and filings under the Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which report appears below.

ROGERS CORPORATION
Rogers, Connecticut February 25, 2009

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation as of December 31, 2008 and December 30, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2008 of Rogers Corporation and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 20, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings; Certain Committees” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.  Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders that will be filed within 120 days after the close of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers.  The code of business conduct and ethics is posted on our website at http://www.rogerscorp.com and is also available in print without charge to any shareholder who requests it by sending a request to Rogers Corporation, One Technology Drive, P. O. Box 188, Rogers, CT 06263-0188, Attn: Vice President and Secretary.  We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer (or others performing similar functions) by posting such information on our website.  Our website is not incorporated into or a part of this Form 10-K.

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Directors’ Compensation”, “Meetings; Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Proxy Statement for our 2009 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Equity Compensation Plan Information set forth under the captions "Stock Ownership of Management", "Beneficial Ownership of More Than Five Percent of Rogers Stock", and “Equity Compensation Plan Information” in our Proxy Statement for our 2009 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Person Transactions” and “Director Independence” in our Proxy Statement for our 2009 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2009 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Schedules – See Item 8.

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

2
Stock Purchase Agreement, dated September 30, 2003, among 3M Company, 3M Innovative Properties Company, Durel Corporation and Registrant for the purchase of Durel Corporation was filed as Exhibit 2.1 to the Registrant’s Form 8-K filed on October 15, 2003*.

3a	Restated Articles of Organization of Rogers Corporation, as amended, filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective October 2, 2008, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008*.

4a
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K.  The Registrant hereby agrees to furnish these instruments with the Commission upon request.

4b
Shareholder Rights Agreement, dated as of February 22, 2007, between the Registrant and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s registration statement on form 8-A filed on February 23, 2007*.

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

10e
The Amended  and Restated Rogers Corporation 1990 Stock Option Plan** (amended on October 18, 1996, December 21, 1999, April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, December 5, 2002 and October 27, 2006) was filed as Exhibit 99.1 to Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*.  The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*.  The October 7, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10f	Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

10g	Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the 1987 fiscal year*.

10h
The Amended and Restated Rogers Corporation 1994 Stock Compensation Plan**(amended on October 17, 1996, December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006) was filed as Exhibit 10h to the 1996 Form 10-K*.  The December 18, 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment were filed as Exhibit 10h to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10i
The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Directors** was filed as Exhibit 10i to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*.

10j
The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (amended and restated effective as of October 24, 2007 and amended on May 20, 2008) was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*. The May 20, 2008 amendment was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2008*.

10k
Rogers Corporation Long-Term Enhancement Plan for Senior Executives of Rogers Corporation** (December 18, 1997, as amended April 4, 2000, October 7, 2002, and December 5, 2002).  The April 4, 2000 amendment was file as Exhibit 10k to the 2000 Form 10-K*.   The October 7, 2002 amendment was filed as Exhibit 10k to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*.  The December 5, 2002 amendment was filed as Exhibit 10k to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10l
Rogers Corporation 1998 Stock Incentive Plan** (1998, as amended September 9, 1999, December 21, 1999, April 18, 2000, June 21, 2001, October 10, 2001, August 22, 2002, November 7, 2002, December 5, 2002, February 19, 2004, and October 27, 2006). The 1998 Plan was filed as Registration Statement No. 333-50901 on April 24, 1998*.  The September 9, 1999 and December 21, 1999 amendments were filed as Exhibit 10l to the 1999 Form 10-K*.  The October 10, 2001 and November 7, 2002 amendments were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 *.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, December 5, 2002 amendment and February 19, 2004 amendment were filed as Exhibit 10l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The April 28, 2005 amendment was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on May 2, 2005*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10m
Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K*.  The September 7, 2001 and October 25, 2002 amendments were filed as Exhibit 10m-1 and Exhibit 10m-2, respectively to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.  A December 22, 2005 amendment was filed as Exhibit 10m-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006* and fourth amendment dated March 31, 2006 was filed as Exhibit 10m-4 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

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

10o	Rogers Corporation Amended and Restated Pension Plan** was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2008*.

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

10r-9
Amendment No. 9 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed February 27, 2008*.

10r-10	Amendment No. 10 to Summary of Director and Executive Officer Compensation**, filed as Exhibit 10r-10 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10s	Form of 1991 Special Severance Agreement**, filed as Exhibit 10s to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10t	Schedule of 1991 Special Severance Agreements**, filed as Exhibit 10t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10u	Form of Indemnification Agreement for Officers**, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10v	Schedule of Indemnification Agreements for Officers**, filed as Exhibit 10v-2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007*.

10w	Form of Indemnification Agreement for Directors**, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10x	Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x-2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007*.

10y
Change in Control Severance Agreement**, dated March 3, 2004, by and between the Registrant and Robert C. Daigle, filed as Exhibit 10y to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10z
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Registrant and Robert D. Wachob, filed as Exhibit 10z to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

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

10af
Officer Special Severance Agreement**, dated February 1, 2006, by and between the Registrant and Dennis M. Loughran, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2006*.

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

10aj
Rogers Corporation 2005 Equity Compensation Plan** (the “2005 Plan”) filed as Exhibit 10.1 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.  First Amendment to the 2005 Plan, filed as Exhibit 10aj-1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006*.  Second Amendment to the 2005 Plan, filed as Exhibit 10aj-2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006*. Third Amendment to the 2005 Plan filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2008*.  Fourth Amendment to the 2005 Plan filed as Exhibit 10aj-9 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008*.

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

10aaa-1
Amendment No. 1 dated as of November 10, 2007 to Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut, filed as Exhibit 10aaa-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10aaa-2
Amendment No. 2 dated as of June 17, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, successor in interest to Citizens Bank of Connecticut, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10aaa-3	Amendment No. 3 dated as of October 31, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed herewith.++

10aaa-4	Amendment No. 4 dated as of November 11, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed herewith++.

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

10aac
Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended and restated**, filed as Exhibit 10aac to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007*.

10aad
Guaranty to Multicurrency Revolving Credit Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 10, 2006, filed as Exhibit 10aad to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10aad-1
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 10, 2007, filed as Exhibit 10aad-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10aad-2
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of June 17, 2008, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10aad-3
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of October 31, 2008, filed herewith.

10aad-4
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of November 11, 2008, filed herewith.

10aae	Securities Pledge Agreement dated as of June 17, 2008 with RBS Citizens, National Association, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10aae-1	Amended and Restated Securities Pledge Agreement dated as of October 31, 2008 in favor of RBS Citizens, National Association, filed herewith.

10aaf	Stock Purchase Agreement between Induflex Holding NV and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aag	Non-Competition Agreement between Rogers Induflex NV and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aah
Distribution Agreement among Rogers Induflex NV, Rogers Technologies (Suzhou) Co. Ltd., Rogers Technologies (Singapore) Inc. and Rogers Southeast Asia, Inc., filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aai	Sales Agreement among Rogers Induflex NV, Rogers BVBA and the Registrant, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aaj	Second Ranking Share Pledge Agreement between Induflex Holding NV and the Registrant, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aak	Production License Agreement between Rogers Induflex NV and the Registrant, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aal	Mutual Non-Disclosure Agreement among Induflex Holding NV, Rogers Induflex NV and the Registrant, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10aam	Amended and Restated Officer Special Severance Agreement with Robert D. Wachob**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10aan	Amended and Restated Officer Special Severance Agreement with Dennis M. Loughran**, filed as Exhibit 10.2to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10aao	Amended and Restated Officer Special Severance Agreement with John A. Richie**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10aap	Officer Special Severance Agreement with Frank J. Gillern**, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10aaq	Officer Special Severance Agreement with Michael L. Cooper**, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10aar	Settlement Agreement, dated January 6, 2009, between CalAmp Corp. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 11,2009*.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Marsh U.S.A., Inc., filed herewith.

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

**	Management Contract.
+	Confidential Treatment granted for the deleted portion of this Exhibit.
++	Confidential Treatment requested for the deleted portion of this Exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGERS CORPORATION (Registrant)
/s/ Robert D. Wachob
Robert D. Wachob
President and Chief Executive Officer
Principal Executive Officer

Dated:  February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.
/s/ Robert D. Wachob	/s/ J. Carl Hsu
Robert D. Wachob President and Chief Executive Officer Director Principal Executive Officer	J. Carl Hsu Director
/s/ Dennis M. Loughran	/s/ Carol R. Jensen
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Carol R. Jensen Director
/s/ Paul B. Middleton	/s/ Eileen S. Kraus
Paul B. Middleton Treasurer and Principal Accounting Officer	Eileen S. Kraus Director
/s/ Walter E. Boomer	/s/ William E. Mitchell
Walter E. Boomer Director	William E. Mitchell Director
/s/ Charles M. Brennan, III	/s/ Robert G. Paul
Charles M. Brennan, III Director	Robert G. Paul Director
/s/ Gregory B. Howey
Gregory B. Howey Director