Form 10-Q
period 2009-03-31
ROGERS CORP
filed 2009-05-05
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer ____

Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the registrant's common stock as of April 17, 2009 was 15,657,619.

ROGERS CORPORATION
FORM 10-Q
March 31, 2009

Exhibits:
Exhibit 10.1	Asset Purchase Agreement dated as of March 23, 2009
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 30, 2008

Net sales	$65,475	$98,039
Cost of sales	51,546	66,489
Gross margin	13,929	31,550

Selling and administrative expenses	16,742	17,754
Research and development expenses	5,470	5,280
Restructuring charges	2,795	-
Operating (loss) income	(11,078)	8,516

Equity (loss) income in unconsolidated joint ventures	(372)	1,093
Other (expense) income, net	(75)	596
Interest income, net	176	840
Income (loss) from continuing operations before income taxes	(11,349)	11,045

Income tax (benefit) expense	(2,631)	3,242

(Loss) Income from continuing operations	(8,718)	7,803

Income from discontinued operations, net of taxes	-	17

Net (loss) income	$(8,718)	$7,820

Basic net (loss) income per share:
Income (loss) from continuing operations	$(0.56)	$0.48
Income (loss) from discontinued operations, net	-	-
Net (loss) income	$(0.56)	$0.48

Diluted net (loss) income per share:
(Loss) Income from continuing operations	$(0.56)	$0.48
(Loss) Income from discontinued operations, net	-	-
Net (loss) income	$(0.56)	$0.48

Shares used in computing:
Basic	15,638,045	16,133,527
Diluted	15,638,045	16,151,785

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)
	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$44,556	$70,170
Short-term investments	942	455
Accounts receivable, less allowance for doubtful accounts of $2,095 and $1,171	43,417	44,492
Accounts receivable from joint ventures	805	3,185
Accounts receivable, other	1,510	2,765
Inventories	35,786	41,617
Income taxes receivable	1,572	-
Prepaid income taxes	976	1,579
Deferred income taxes	6,984	9,803
Asbestos-related insurance receivables	4,632	4,632
Other current assets	4,799	5,595
Total current assets	145,979	184,293

Property, plant and equipment, net of accumulated depreciation of $167,311 and $165,701	141,722	145,222
Investments in unconsolidated joint ventures	26,945	31,051
Deferred income taxes	41,450	37,939
Goodwill and other intangibles	9,634	9,634
Asbestos-related insurance receivables	19,416	19,416
Long-term marketable securities	41,313	42,945
Other long-term assets	4,974	4,933
Total assets	$431,433	$475,433

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$6,996	$11,619
Accrued employee benefits and compensation	17,145	23,378
Accrued income taxes payable	-	1,318
Asbestos-related liabilities	4,632	4,632
Other current liabilities	9,026	18,889
Total current liabilities	37,799	59,836

Pension liability	35,683	43,683
Retiree health care and life insurance benefits	7,793	7,793
Asbestos-related liabilities	19,644	19,644
Other long-term liabilities	7,708	8,333

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,656,897 and 15,654,123 shares issued and outstanding	15,657	15,654
Additional paid-in capital	19,776	19,264
Retained earnings	314,625	323,343
Accumulated other comprehensive loss	(27,252)	(22,117)
Total shareholders' equity	322,806	336,144
Total liabilities and shareholders' equity	$431,433	$475,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2009	March 30, 2008
Operating Activities:
Net (loss) income	$(8,718)	$7,820
Loss (income) from discontinued operations	-	(17)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,394	4,748
Stock-based compensation expense	674	2,138
Excess tax benefit related to stock award plans	-	(39)
Deferred income taxes	(484)	(1,523)
Equity in undistributed (income) loss of unconsolidated joint ventures, net	372	(1,093)
Dividends received from unconsolidated joint ventures	2,545	1,300
Other non-cash activity	-	(569)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	1,833	4,532
Accounts receivable, joint ventures	2,380	(269)
Inventories	5,363	4,705
Pension contribution	(8,000)	-
Other current assets	(1,015)	537
Accounts payable and other accrued expenses	(21,551)	(4,530)
Other, net	(351)	(365)
Net cash provided by (used in) operating activities of continuing operations	(22,558)	17,375
Net cash provided by operating activities of discontinued operations	-	107
Net cash provided by (used in) operating activities	(22,558)	17,482

Investing Activities:
Capital expenditures	(2,867)	(2,538)
Purchases of short-term investments	-	(132,690)
Proceeds from short-term investments	600	131,590
Net cash used in investing activities	(2,267)	(3,638)
Net cash used in investing activities of discontinued operations	-	(424)
Net cash used in investing activities	(2,267)	(4,062)

Financing Activities:
Proceeds from sale of capital stock, net	(35)	115
Excess tax benefit related to stock award plans	-	39
Proceeds from issuance of shares to employee stock purchase plan	-	561
Purchase of stock from shareholders	-	(30,000)
Net cash used in financing activities	(35)	(29,285)

Effect of exchange rate fluctuations on cash	(754)	1,511

Net decrease in cash and cash equivalents	(25,614)	(14,354)

Cash and cash equivalents at beginning of year	70,170	36,328

Cash and cash equivalents at end of quarter	$44,556	$21,974

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$-	$482

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying statements of financial position and related interim statements of operations and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2008.

Beginning in the fourth quarter of 2008, all interim and year-end periods will end on the last calendar day of that particular month.  Historically, we used a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of March 31, 2009	Level 1	Level 2	Level 3
Auction rate securities	$42,255	$-	$-	$42,255
Foreign currency option contracts	$649	$-	$649	$-

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

As of the end of the first quarter of 2009, approximately $5.0 million of auction rate securities have been redeemed at par value, including approximately $0.6 million in the first quarter of 2009.  We also had an additional $1.2 million redeemed at par on May 1, 2009, subsequent to the close of the first quarter of 2009.  As of March 31, 2009, the par value of our remaining auction rate securities was $49.4 million, which was comprised 92% of student loan-backed auction rate securities and 8% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities in accordance with SFAS 157 based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2008.  This analysis resulted in a decline in the fair value of our auction rate securities of $0.6 million in the first quarter of 2009 and $7.1 million overall on our current portfolio. These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

We have concluded that the impairment is not other-than-temporary, per FASB Staff Position 115-1 / 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and Emerging Issues Task Force 03-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, due primarily to the fact that the investments we hold are high quality, investment grade securities and 92% are collateralized with government-backed student loans.  Based on our expected operating cash flows and other sources of cash, we do not anticipate that the current lack of liquidity of these investments will affect our ability to execute our current business plan and we do not intend to sell these securities. Based on this position, we have recorded this charge as an unrealized loss in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position.  Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  The securities that we hold have maturities ranging from 6 to 39 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2008	$43,400
Redeemed at par	(600)
Reported in other comprehensive loss	(545)
Balance at March 31, 2009	$42,255

These securities currently earn interest at rates ranging from 1% to 2%.  Upon the failure of these securities at auction, a penalty interest rate is triggered.  Since the securities we hold are investment-grade securities, the penalty rates are market-based, and therefore the aggregate interest rate that we earned has declined to 1% to 2% from a historical rate of 3% to 7% due to reductions in the referenced interest rates by the Federal government.

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

As of the close of the first quarter of 2009, we have three active hedge programs.  These programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2009 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.   We also entered into programs to hedge the exposure on the balance sheet of our Belgian and Asian subsidiaries; however, there were no balance sheet hedges outstanding as of the end of the first quarter of 2009.

Notional Values of Derivative Instruments
Euro	EUR 8,016,000

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the three-month period ended March 31, 2009		Fair Values of Derivative Instruments for the period ended March 31, 2009
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$(172)	$649

Contracts not designated as hedging instruments	Other income, net	(510)	-

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

Note 4 - Inventories

Inventories were as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Raw materials	$9,658	$9,914
Work-in-process	3,883	4,932
Finished goods	22,245	26,771
	$35,786	$41,617

Note 5 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended March 31, 2009 and March 30, 2008 were as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2009	March 30, 2008

Net (loss) income	$(8,718)	$7,803
Foreign currency translation adjustments	(4,079)	7,021
Unrealized loss on investments, net of tax of $207 and $433	(338)	(706)
Unrealized loss on derivative instruments	(718)	-
Comprehensive (loss) income	$(13,853)	$14,118

The components of accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 were as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Foreign currency translation adjustments	$11,285	$15,364
Funded status of pension plans and other post retirement benefits, net of $20,799 in deferred taxes in both periods	(33,935)	(33,935)
Unrealized loss on marketable securities, net of tax of $2,715 and $2,508	(4,430)	(4,092)
Unrealized (loss) gain on derivative instruments	(172)	546
Accumulated other comprehensive loss	$(27,252)	$(22,117)

Note 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2009	March 30, 2008
Numerator:
Income (loss) from continuing operations	$(8,718)	$7,803
Income (loss) from discontinued operations, net of taxes	-	17
Net income	$(8,718)	$7,820

Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,638	16,134

Effect of dilutive stock options	-	18

Denominator for diluted earnings per share - Adjusted weighted—average shares and assumed conversions	15,638	16,152

Basic net income per share:
Income (loss) from continuing operations	$(0.56)	$0.48
Income (loss) from discontinued operations, net	-	-
Net (loss) income	$(0.56)	$0.48

Diluted net income per share:
Income (loss) from continuing operations	$(0.56)	$0.48
Income (loss) from discontinued operations, net	-	-
Net (loss) income	$(0.56)	$0.48

Note 7 – Stock-Based Compensation

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three month periods ended March 31, 2009 and March 30, 2008 were calculated using the following weighted- average assumptions:

	Three Months Ended
	March 31, 2009	March 30, 2008
Options granted	--	300,350
Weighted average exercise price	--	$31.38
Weighted-average grant date fair value	--	$14.75
Assumptions:
Expected volatility	--	39.87%
Expected term (in years)	--	7.00
Risk-free interest rate	--	3.24%
Expected dividend yield	--	--

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

We recognize expense using the straight-line attribution method for both pre- and post-adoption grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued subsequent to adoption of SFAS 123R.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.  During the first quarter of 2009 and 2008, we recognized approximately $0.5 million and $2.1 million, respectively, of stock-based compensation expense.

A summary of the activity under our stock option plans as of March 31, 2009 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,184,878	$40.11
Options granted	-	-
Options exercised	(620)	15.60
Options cancelled	(14,400)	41.40
Options outstanding at March 31, 2009	2,169,858	40.11	5.7	$93,900
Options vested at March 31, 2009	1,701,106	40.45	5.0	93,900
Options vested or expected to vest March 31, 2009*	2,155,795	40.12	5.7	93,900

* Represents options outstanding (vested and unvested), less an estimated forfeiture rate on those options that are expected to vest at some point in the future.

In the first quarter of 2009, we granted 330,925 options subject to the approval by shareholders of the 2009 Equity Compensation Plan at our annual shareholder meeting scheduled for May 7, 2009.  The exercise price was set on the day the grant was approved by the Board of Directors in the first quarter of 2009 and the grant price (which is one of the components used to determine the fair value of the options and, therefore, the compensation expense recognizable by the Company) will be set based on the stock price at the end of the day on May 7, 2009 pending approval of the 2009 Equity Compensation Plan by shareholders.  Compensation expense for this grant will begin to be recorded in the second quarter of 2009 if approved by the shareholders.

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

Restricted Shares Outstanding
Non-vested awards outstanding at December 31, 2008	78,950
Awards granted	-
Awards issued	(24,300)
Non-vested awards outstanding at March 31, 2009	54,650

For the three months ended March 31, 2009 and March 30, 2008, we recognized $0.1 million of compensation expense in each period, respectively, related to restricted stock.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended March 31, 2009 and March 30, 2008.

Note 8 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)
	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended		Three Months Ended
Change in benefit obligation:	March 31, 2009	March 30, 2008	March 31, 2009	March 30, 2008

Service cost	$1,127	$1,286	$168	$142
Interest cost	2,082	1,989	129	105
Expected return on plan assets	(2,042)	(2,608)	--	-
Amortization of prior service cost	132	129	(174)	(174)
Amortization of net loss	695	36	84	42
Net periodic benefit cost	$1,994	$832	$207	$115

Employer Contributions

We made $8.0 million in voluntary contributions to our qualified defined benefit pension plans in the first quarter of 2009.  There were no contributions during the same period in 2008 and approximately $9.3 million in contributions made during the full year 2008.  We also made approximately $0.2 million in contributions (benefit payments) to our non-qualified defined benefit pension plan during the first three months of 2009 and 2008, respectively.

Note 9 – Equity

Common Stock Repurchase

From time to time, our Board of Directors authorizes the repurchase, at management’s discretion, of shares of our common stock.  On February 15, 2008, the Board of Directors approved a buyback program, which authorized us to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  Under this buyback program, we repurchased approximately 907,000 shares of common stock for $30.0 million in the first quarter of 2008.  There are no buyback authorizations currently in place.

Note 10 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2009	March 30, 2008 (1)
High Performance Foams
Net sales	$17,158	$29,301
Operating (loss) income	(4,728)	4,805

Printed Circuit Materials
Net sales	$30,041	$32,968
Operating (loss) income	(851)	3,066

Custom Electrical Components
Net sales	$13,155	$28,010
Operating (loss) income	(3,139)	1,915

Other Polymer Products
Net sales	$5,121	$7,760
Operating loss	(2,360)	(1,270)

(1)
These amounts represent the results of continuing operations.  The 2008 amounts have been adjusted to exclude the results of the Induflex subsidiary, which had been aggregated in the Other Polymer Products reportable segment.  See Note 14 “Discontinued Operations” for further information.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 11 – Joint Ventures

As of March 31, 2009, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity losses of $0.4 million and equity income of $1.1 million is included in the condensed consolidated statements of operations for the three month periods ended March 31, 2009 and March 30, 2008, respectively.  In addition, losses of $0.1 million and commission income of $0.6 million from PLS for the three month periods ended March 31, 2009 and March 30, 2008, respectively, are included in “Other (expense) income, net” on the condensed consolidated statements of operations.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2009	March 30, 2008
Net sales	$10,594	$26,233
Gross profit	172	5,843
Net income (loss)	(744)	2,186

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

Note 12 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in three active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2009, which approximates our share of the low end of the range.  During the third quarter of 2008, we settled a fourth superfund case when we reached agreement with the CT DEP as a de minimis party and agreed to pay approximately $0.1 million to settle our portion of the claim, which released us from further involvement with the site.

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

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  We are continuing to work with the CT DEP to resolve this issue and believe it is possible that the CT DEP will require us to install additional wells on site to better determine the amount and location of the residual contamination.

Also, we recently discovered additional contamination related to the PCBs in the facility that contained the equipment that was the source of the PCB contamination.  We are currently in the process of determining the extent of the contamination.  Once this is determined, we will analyze the potential options we have to remediate the contamination, if remediation is deemed necessary.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 31, 2009, there were approximately 185 pending claims compared to approximately 163 pending claims at December 31, 2008.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 185 claims pending as of March 31, 2009, 61 claims do not specify the amount of damages sought, 120 claims cite jurisdictional amounts, and only four (4) claims (or approximately 2.2% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these four (4) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000; one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs; and two (2) claims allege compensatory damages of $65,000,000 and punitive damages of $60,000,000. These four (4) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and in 2006, but increased slightly in 2007 and decreased again in 2008.  As of the end of the first quarter, the number of suits filed in 2009 approximates the number filed in 2008 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the three month period ended March 31, 2009, we were able to have approximately 5 claims dismissed and settled 4 claims.  For the full year 2008, approximately 83 claims were dismissed and 4 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.7 million in the first quarter of 2009, compared to approximately $1.5 million for the full year 2008.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2008 and the estimated liability and estimated insurance recovery, for the five-year period through 2013, is $24.3 and $24.0 million, respectively.  These amounts are currently reflected in our financial statements at March 31, 2009 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

Other Environmental and Legal Matters

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  In accordance with SFAS 5, we determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  As of the end of the first quarter of 2009, all material costs associated with the remediation of this site have been paid.  In the first quarter of 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters, at which point the DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  Any costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that their then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of their products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  At this time, we cannot determine the probability of recovery in this matter and, consequently, have not recorded this amount as a receivable.

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

Note 13 – Restructuring Activities

In the first quarter of 2009, we announced a cost reduction initiative that included a workforce reduction, as well a significant reduction in our operating and overhead expenses, to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in the first quarter of 2009.   In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we recognized approximately $2.8 million in severance charges and paid out approximately $0.5 million related to severance in the first quarter of 2009.  These charges impacted the results of all of our reportable segments.

A summary of the activity in the severance accrual is as follows:

Balance at December 31, 2008	$-
Provisions	2,795
Payments	(496)
Balance at March 31, 2009	$2,299

Also, in the second quarter of 2009, we announced a plan to further reduce our salaried workforce by approximately 5% globally.  Severance charges associated with this reduction in force are expected to approximate $1.2 million, which will be recorded in the second quarter of 2009.

In the second quarter of 2007, we underwent significant restructuring activities as a result of the decline of our Durel and Flexible Circuit Material operating segments, which resulted in net charges of $13.8 million in 2007.  Such activities, and the related charges, were substantially completed by the end of 2007.  The residual financial impact of these activities in the first quarter of 2009 and 2008 was insignificant, except for the a reduction in inventory reserves of approximately $0.5 million in the first quarter of 2008 due to the sale of inventory that had been specifically reserved in the second quarter of 2007.

Note 14 – Discontinued Operations

On October 31, 2008, we entered into an agreement to sell the shares of our Induflex subsidiary to an affiliate of BV Capital Partners.  Under the terms of the agreement, Rogers received approximately 10.7 million euros (US$13.6 million at the October 31, 2008 spot price), which represents the purchase price of approximately 8.9 million euros (US$11.3 million at the October 31, 2008 spot price) plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earn out amounts over the next three years based on the future performance of the divested business.

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net sales associated with the discontinued operations were $4.3 million for the three month period ended March 30, 2008.  Net income and taxes were immaterial for this operation in the first quarter of 2008.

Note 15 – Income Taxes

Our effective tax rate was 23.2% and 29.4%, respectively, for the three month periods ended March 31, 2009 and March 30, 2008, as compared with the statutory rate of 35.0%.  For the three month period ended March 31, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity, as well as from research and development tax credits and the favorable resolution of certain tax contingencies.  In the three month period ended March 30, 2008, our tax rate benefited from favorable tax rates on certain foreign business activity.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  Our accounting policy is to account for interest expense and penalties related to income tax issues as income tax expense.  As of March 31, 2009, we have approximately $0.6 million of accrued interest related to uncertain tax positions included in the $7.0 million of unrecognized tax benefits, all of which if recognized, would impact the effective tax rate.  During the three month period ended March 31, 2009, we recorded a $2.9 million decrease in unrecognized tax benefits due to the settlement of certain tax contingencies, which was partially offset by a $0.5 million increase in unrecognized tax benefits as a result of tax positions taken during the current period.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to audit, by jurisdiction: U.S. Federal 2005 – 2008, various states 2004 – 2008, and foreign 2005 – 2008.

Note 16 - Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, operations or cash flows.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (SFAS 161). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 on September 28, 2008 and have disclosed information related to derivative instruments in accordance with SFAS 161 in this Form 10-K (see Note 3 “Hedging Transactions and Derivative Financial Instruments”).

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141(R)), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS 141(R) in the first quarter of 2009, which will change our accounting treatment for business combinations on a prospective basis.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008.  See Footnote 2 to our condensed consolidated financial statements for further discussion on the impact of the adoption of SFAS 159 to our financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP 115-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new FSP replaces the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis. Furthermore, the FSP requires the other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected, referred to as "credit loss", which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income in circumstances in which a holder concludes it will not recover the entire cost basis of an impaired security and holder does not intend to sell the security and has concluded it is not more likely than not they will be required to sell the security before recovery of its amortized cost basis - if these conditions are not met, this amount is recognized in net income. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the impact of the adoption of FSP FAS 115-2 will have on our financial statements.

Note 17 - Subsequent Event

On March 24, 2009, we announced that we signed an agreement (Purchase Agreement) to acquire certain assets of MTI Global Inc.’s silicone foam business for approximately $7.4 million, which include product lines, technology, and manufacturing equipment at MTI Global Inc.’s Bremen, Germany, and Richmond, Virginia, USA plant sites.  This transaction was closed on April 30, 2009.

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

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, and mass transit.  We continue to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of our manufacturing facilities in Suzhou, China, which functions as our manufacturing base to serve our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

At the end of 2008, we began to feel the impact of the global recession on our business as sales volumes declined significantly at the end of the fourth quarter.  These volume levels have continued through the first quarter, resulting in a 33.2% decline in sales as compared to the first quarter of 2008.  We did experience some slight strengthening in volumes towards the end of the first quarter, as we believe excess inventory was being worked off in the supply chain; however, we believe that 2009 will continue to be a challenging year due to the uncertainty surrounding the global economy. In recessionary times such as these, we believe that our diversification and position in the overall supply chain help to mitigate the initial impact of a recession on us, as we typically experience order declines later than many other companies that are closer to the ultimate consumer of the end-product.  Historically, this has also helped us to recover faster than other companies as well, as we provide materials and component products to our customers who in turn sell to an end user, although past history is not an indication of the current marketplace and what will occur in the future.  We do believe that we are well positioned to sustain our business through these difficult times, as we have a strong balance sheet with no debt, strong cash flows, and a focus on working capital management.

Overall in the first quarter of 2009, sales declined 33.2% as compared to the first quarter of 2008 from $98.0 million to $65.5 million.  All of our businesses experienced declines in volumes, with the most significant declines occurring in our High Performance Foams (HPF) reportable segment (41%) and our Custom Electrical Component (CEC) reportable segment (53%).  In our HPF reportable segment, sales declined as a result of both the recessionary economy and corresponding decline in consumer spending, as well as from excess inventory in the supply chain.  In our CEC reportable segment, sales declined primarily as a result of the continued decline in sales of electroluminescent lamps, as this technology comes closer to end of life.  Sales volumes in our Printed Circuit Materials reportable segment declined by approximately 9% as spending remained relatively strong in this segment, particularly in comparison to the volume declines experienced in our HPF and CEC reportable segments.

As a result of the decline in volumes and outlook for 2009, we announced in the first quarter of 2009 a cost reduction initiative that included a workforce reduction of approximately 10% of our worldwide salaried staff, as well as a salary freeze and significant reductions in other operating and overhead expenses.  As a result of this initiative, we recognized approximately $2.8 million in severance costs in the first quarter of 2009.  These changes were necessary to better align our internal cost structure with our current volume levels as we believe these initiatives will reduce our total expenses on an annualized basis by approximately $27 million. Rogers’ management team is committed to the long-term success of the Company and believes that these steps were necessary to allow us to remain competitive in this economic environment, as well as to position ourselves to successfully emerge from this downturn.

In 2009, we will continue to focus on positioning ourselves to take advantage of the potential opportunities that could arise if and when the global economy begins to shift in a positive direction, as well as potential opportunities that could present themselves during the downturn, as we focus on maintaining our strong balance sheet position, while continuing to manage our working capital requirements. Our new business development efforts will focus on acquiring new businesses or products that will complement our existing product portfolio and allow us to expand either geographically into new regions or into new markets.  We will also focus internally on developing new products that will either enhance or expand on our existing product and technology base.  These efforts resulted in the acquisition of certain assets of MTI Global Inc.’s (MTI) silicone foam business for $7.4 million.  This deal was announced on March 23, 2009 and closed on April 30, 2009.  The assets we will acquire include product lines, technology, and manufacturing equipment located at MTI’s Bremen, Germany, Richmond, Virginia, USA plant sites.  Sales associated with these assets were approximately $21 million in 2008.  We believe that this acquisition will allow us to expand our worldwide market presence in silicone foams though expansion into key markets, including aerospace and mass transit, and expansion of our product portfolio and customer base.  We also believe we will be able to leverage our existing worldwide market presence to expand the opportunities for MTI’s existing products, as well as to develop new solutions utilizing the acquired technologies.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31, 2009	March 30, 2008

Net sales	100.0%	100.0%
Manufacturing margins	21.3	32.2

Selling and administrative expenses	25.5	18.1
Research and development expenses	8.4	5.4
Restructuring charges	4.3	-
Operating (loss) income	(16.9)	8.7

Equity (loss) income in unconsolidated joint ventures	(0.6)	1.1
Other (expense) income, net	(0.1)	0.6
Interest income, net	0.3	0.9
Income (loss) before income taxes	(17.3)	11.3

Income tax (benefit) expense	(4.0)	3.3

Net (loss) income	(13.3)%	8.0%

Net Sales

Net sales for the first quarter of 2009 were $65.5 million as compared to $98.0 million for the first quarter of 2008.  The decrease was primarily the result of sales declines in our High Performance Foams and Custom Electrical Components reportable segments and, to a lesser extent, to declines in our Printed Circuit Materials and Other Polymer Products reportable segments.   See “Segment Sales and Operations” section below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 32.2% in the first quarter of 2008 to 21.3% in the first quarter of 2009. This decline is directly attributable to the decline in sales volumes during the first quarter of 2009, as well as unfavorable absorption due to the decline in production levels during the quarter as inventory levels decreased from $41.6 million at December 31, 2008 to $35.8 million at March 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses decreased from $17.8 million in the first quarter of 2008 to $16.7 million in the first quarter of 2009.  As a percentage of sales, selling and administrative expenses were 25.5% and 18.1%, respectively, for the first quarter of 2009 and 2008.  The overall decrease in costs in the first quarter of 2009 as compared to 2008 can be attributed to a decline in incentive compensation costs; partially offset by an increase in pension costs.  The increase in costs as a percentage of sales is due to the significant volume declines experienced in the first quarter of 2009.  We implemented certain cost reduction initiatives in the first quarter as we announced a workforce reduction, as well as other operational cost cutting measures; however, we do not believe we will fully realize the impact of these initiatives until the second quarter of 2009.

Research and Development Expenses

Research and development (R&D) expense remained relatively flat in the first quarter of 2009 ($5.5 million) as compared to the first quarter of 2008 ($5.3 million).  As a percentage of sales, research and development expenses were 8.4% in the first quarter of 2009 as compared to 5.4% in the first quarter of 2008.  The decline is primarily due to the large decrease in sales volumes in the first quarter of 2009 as compared to 2008, as overall spending levels remained relatively consistent over that time period.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and our future success is dependent on our continued focus on research and development initiatives.

Restructuring Charges

In the first quarter of 2009, we announced a cost reduction initiative that included a workforce reduction, as well a significant reduction in our operating and overhead expenses, to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in the first quarter of 2009.   We recognized approximately $2.8 million in severance charges and paid out approximately $0.5 million related to severance in the first quarter of 2009.

Also, in the second quarter of 2009, we announced a plan to further reduce our salaried workforce by approximately 5% globally.  Severance charges associated with this reduction in force are expected to approximate $1.2 million, which will be recorded in the second quarter of 2009.

In the second quarter of 2007, we underwent significant restructuring activities as a result of the decline of our Durel and Flexible Circuit Material operating segments, which resulted in net charges of $13.8 million in 2007.  Such activities, and the related charges, were substantially completed by the end of 2007.  The residual financial impact of these activities in the first quarter of 2009 and 2008 was insignificant, except for the a reduction in inventory reserves of approximately $0.5 million in the first quarter of 2008 due to the sale of inventory that had been specifically reserved in the second quarter of 2007.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income/loss in unconsolidated joint ventures decreased from income of $1.1 million in the first quarter of 2008 to a loss of $0.4 million in the first quarter of 2009.  This decrease is due primarily to the significant decline in volumes at our foam joint ventures in China, Rogers Inoac Suzhou Corporation (RIS), and in Japan, Rogers Inoac Corporation (RIC), as these entities experienced market conditions similar to our wholly owned foams operation.

Other Income/Loss, Net

Other income/loss decreased from income of $0.6 million in the first quarter of 2008 to a loss of $0.1 million in the first quarter of 2009.  This decline is primarily attributable to a decline in sales commission income from our Polyimide Laminate Systems (PLS) joint venture, as volumes were down significantly quarter over quarter; partially offset by more favorable foreign currency positions in the first quarter of 2009 as compared to the first quarter of 2008.

Interest Income, Net

Interest income decreased from $0.8 million in the first quarter of 2008 to $0.2 million in the first quarter of 2009, primarily due to the decline in interest rates as a result of the Federal government’s actions to reduce rates in order to stimulate the recessionary economy.

Income Taxes

Our effective tax rate was 23.2% and 29.4%, respectively, for the three month periods ended March 31, 2009 and March 30, 2008, as compared with the statutory rate of 35.0%.  For the three month period ended March 31, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity, as well as from research and development tax credits and the favorable resolution of certain tax contingencies.  In the three month period ended March 30, 2008, our tax rate benefited from favorable tax rates on certain foreign business activity.

Discontinued Operations

On October 31, 2008, we entered into an agreement to sell the shares of our Induflex subsidiary to an affiliate of BV Capital Partners.  Under the terms of the agreement, Rogers received approximately 10.7 million euros (US$13.6 million at the October 31, 2008 spot price), which represents the purchase price of approximately 8.9 million euros (US$11.3 million at the October 31, 2008 spot price) plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earn out amounts over the next three years based on the future performance of the divested business.

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net sales associated with the discontinued operations were $4.3 million for the three month period ended March 30, 2008.  Net income and taxes were immaterial for this operation in the first quarter of 2008.

Segment Sales and Operations

High Performance Foams

(Dollars in millions)	Three Months Ended
	March 31, 2009	March 30, 2008
Net sales	$17.2	$29.3
Operating (loss) income	(4.7)	4.8

Our High Performance Foams (HPF) reportable segment is comprised of our Poron® and Bisco® foam products.  Net sales in this segment decreased by 41.4% from the first quarter of 2008 to the first quarter of 2009 and operating results declined from a profit of $4.8 million in the first quarter of 2008 to a loss of $4.7 million in the first quarter of 2009.  The significant decline in volumes was the result of weakened consumer spending and supply chain inventory issues, which negatively impacted revenues across all end markets in this segment for the first quarter of 2009.  In particular, cell phone applications experienced significant declines as manufacturers had excess inventory in the supply chain.  However, toward the end of the first quarter, sales into the cell phone market began to recover from the volumes experienced at the beginning of the year.

On April 30, 2009, we announced the completion of the acquisition of certain assets of MTI Global Inc.’s silicone foam business, which will be incorporated into our Bisco operating segment and aggregated into the High Performance Foams reportable segment beginning in the second quarter of 2009.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	March 31, 2009	March 30, 2008
Net sales	$30.0	$33.0
Operating (loss) income	(0.9)	3.1

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment decreased by 8.9% in the first quarter of 2009 as compared to the first quarter of 2008 and operating results declined from a profit of $3.1 million in the first quarter of 2008 to a loss of $0.9 million in the first quarter of 2009.  The decline in both volumes and operating results is primarily attributable to the continued soft demand for high frequency materials for low noise block-down converters into the satellite television market.  Sales into the 3G (third generation) wireless infrastructure market in China are continuing to progress and are positively impacting this segment’s results.  Sales into the defense and high reliability markets remained stable in the first quarter of 2009.

Custom Electrical Components

(Dollars in millions)	Three Months Ended
	March 31, 2009	March 30, 2008
Net sales	$13.2	$28.0
Operating (loss) income	(3.1)	1.9

Our Custom Electrical Components reportable segment is comprised of electroluminescent (EL) lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 53.0% in the first quarter of 2009 as compared to the first quarter of 2008 and operating results declined commensurately from a profit of $1.9 million in the first quarter of 2008 to a loss of $3.1 million in the first quarter of 2009.  The decline in volumes and resulting decline in operating performance was directly attributable to the continued decline in demand for EL lamps for keypad backlighting in the portable communications market.  Power distribution systems for locomotives continued to have strong demand into the mass transit infrastructure builds around the globe.  Also, power distribution systems wind power applications continue to have robust demand as more countries focus on alternative clean energy sources.  Also, during the first quarter of 2009, we made our first sale into power converters for solar farm applications.

Other Polymer Products

(Dollars in millions)	Three Months Ended
	March 31, 2009	March 30, 2008
Net sales	$5.1	$7.8
Operating loss	(2.4)	(1.3)

Our Other Polymer Products reportable segment consists of elastomer rollers, floats, non-woven materials, thermal management products and flexible circuit material products.  Net sales in this segment decreased by 34.0% in the first quarter of 2009 as compared to the first quarter of 2008 and operating results also declined from a loss of $1.3 million in the first quarter of 2008 to a loss of $2.4 million in the first quarter of 2009.  These declines are primarily attributable to sales volume decreases of our elastomer rollers and floats products due primarily to the global recession.  Also contributing to the decline in operating results were costs associated with our new Thermal Management Systems operating segment, which is still in its start up phase and has yet to generate significant sales volumes.  We continuously evaluate the viability of the product portfolio in this segment as it relates to our long-term strategic and operational focus.

Liquidity, Capital Resources and Financial Position

We believe our ability to generate cash from operations to reinvest in the business is one of our fundamental strengths, as demonstrated by the continued strength in our financial position at the end of the first quarter of 2009.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe that over the next twelve months, internally generated funds plus available lines of credit will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  In addition, we continue to have availability to substantial lines of credit should any unforeseen need impact the period.  We continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	March 31, 2009	December 31, 2008
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$45,498	$70,625
Accounts receivable	43,417	44,492
Inventory	35,786	41,617

	Three Months Ended
	March 31, 2009	March 30, 2008
Key Cash Flow Measures:
Cash (used in) provided by operating activities from continuing operations	$(22,558)	$17,375
Cash used in investing activities from continuing operations	(2,267)	(3,638)
Cash used in financing activities	(35)	(29,285)

At March 31, 2009, cash, cash equivalents and short-term investments totaled $45.5 million as compared to $70.6 million at December 31, 2008.  The decline is primarily due to the following cash payments made during the first quarter of 2009:  $8.0 million net payment for the settlement of the CalAmp litigation; $8.0 million contribution to our pension fund; and approximately $11 million related to incentive compensation payouts related to the 2008 performance year.

Significant changes in our balance sheet accounts from December 31, 2008 to March 31, 2009 are as follows:

o
Inventories decreased from $41.6 million at December 31, 2008 to $35.8 million at March 31, 2009 primarily due to decreased production levels across the Company as a result of the decline in volumes during the quarter, which resulted in the sale of existing inventory rather than inventory produced in the quarter.

o
Accounts payable decreased by $4.6 million, or 40%, from $11.6 million at December 31, 2008 to $7.0 million at March 31, 2009, primarily due to lower inventory purchases during the first quarter of 2009 as a result of the decreased sales volumes, as well as the timing of payments.

o
Accrued employee benefits and compensation decreased $6.3 million from $23.4 at December 31, 2008 to $17.1 million at March 31, 2009 primarily due to an incentive compensation payout of approximately $11 million related to the 2008 performance year; partially offset by approximately $2.2 million in accrued pension costs for 2009.

o
Long-term pension liability decreased by $8.0 million from $43.7 million to $35.7 million due to an $8 million contribution to our pension plans in the first quarter of 2009 to improve the funded status of the plans to approximately 95%-98%.

Credit Facilities

We have a Multicurrency Revolving Credit Agreement with RBS Citizens, National Association (Bank), a successor in interest to Citizens Bank of Connecticut (Credit Agreement).  The Credit Agreement provides for two credit facilities.  One facility (Credit Facility A) is available for loans or letters of credit up to $75 million, and the second facility (Credit Facility B) is available for loans of up to $25 million.  Credit Facility A is a five-year facility and Credit Facility B is a 364-day facility.  Both are multi-currency facilities under which we may borrow in US dollars, Japanese Yen, Euros or any other currency freely convertible into US dollars and traded on a recognized inter-bank market.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2008 and we expect to renew it annually, subject to the conditions of the credit markets.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate for Credit Facility A, and from 40 to 200 basis points for Credit Facility B.  The spreads over the LIBOR loan rate for Credit Facility A are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowing and the maximum amount that beneficiaries may draw under outstanding letters of credit.

There were no borrowings pursuant to the Credit Agreement at March 31, 2009 and December 31, 2008, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  We were in compliance with those covenants at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, we had certain standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

•	$1.0 million irrevocable standby LOC – to guarantee Rogers’ self insured workers compensation plan;
•	$0.25 million irrevocable standby LOC – guarantees a payable obligation of Rogers’ Belgian subsidiary;
•	$0.75 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai); and
•	$0.62 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOCs as of March 31, 2009 or December 31, 2008, respectively.

The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets.  We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions.  However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated long-term financing arrangements, will be sufficient to fund operations, capital expenditures, research and development efforts, and new business development activities for at least the next 12 months.

Auction Rate Securities

As of March 31, 2009, we held auction rate securities with a par value of $49.4 million as compared to $50.0 million at December 31, 2008.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input.  Since an active market no longer existed for these securities, we had to base our valuations on unobservable inputs in accordance with SFAS 157.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at that time, the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumption for the consideration, which is consistent with the assumptions utilized in the first quarter of 2009.  The total fair value of the auction rate securities at March 31, 2009 was $42.3 million as compared to $43.4 million at December 31, 2008.  In the first quarter of 2009, we had approximately $0.6 million of auction rate securities redeemed at par value as compared to $4.4 million during 2008.  We also had an additional $1.2 million redeemed at par on May 1, 2009, subsequent to the close of the first quarter of 2009.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.  Also, any gains/losses resulting from the valuation of these securities are deemed to be “not other-than-temporary” and are recorded in other comprehensive income.  The assumptions utilized in the valuation, as well as in the not other-than-temporary determination, will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could results in either positive or negative valuation adjustments in the future.

Currently, we have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contingencies

During the first quarter of 2009, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 12 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the first quarter of 2009.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, operations or cash flows.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (SFAS 161). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 on September 28, 2008 and have disclosed information related to derivative instruments in accordance with SFAS 161 in this Form 10-Q (see Note 3 “Hedging Transactions and Derivative Financial Instruments”).

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141(R)), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS 141(R) in the first quarter of 2009, which will change our accounting treatment for business combinations on a prospective basis.

Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective in the first quarter of 2008. See Footnote 2 to our condensed consolidated financial statements for further discussion on the impact of the adoption of SFAS 159 to our financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP 115-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new FSP replaces the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis. Furthermore, the FSP requires the other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected, referred to as "credit loss", which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income in circumstances in which a holder concludes it will not recover the entire cost basis of an impaired security and holder does not intend to sell the security and has concluded it is not more likely than not they will be required to sell the security before recovery of its amortized cost basis - if these conditions are not met, this amount is recognized in net income. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the impact of the adoption of FSP FAS 115-2 will have on our financial statements.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the first quarter of 2009.

Forward-Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 31, 2008.
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into our operations.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first quarter of 2009.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2008 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2009.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

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

10.1	Asset Purchase Agreement dated as of March 23, 2009, by and among MTI Global Inc., MTI Specialty Silicones Inc., MTI Leewood Germany GmbH and the Registrant, filed herewith++.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

**	Management Contract.

++	Confidential Treatment requested for the deleted portion of this Exhibit.

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

Dated:  May 5, 2009