Form 10-Q
period 2009-06-30
ROGERS CORP
filed 2009-08-04
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X   No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes___ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    X                                                        Accelerated filer  ____

Non-accelerated filer  ____(Do not check if a smaller reporting company)                   Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes__ No  X

The number of shares outstanding of the registrant's common stock as of July 24, 2009 was 15,682,838.

ROGERS CORPORATION
FORM 10-Q
June 30, 2009

TABLE OF CONTENTS

Exhibits:
Exhibit 10.1	Amendment to Asset Purchase Agreement dated as of April 30, 2009
Exhibit 10.5	Form of Performance-Based Restricted Stock Award Agreement
Exhibit 10.6	Form of Non-Qualified Stock Option Agreement (For Officers and Employees)
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.     Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Net sales	$67,368	$92,432	$132,843	$190,471
Cost of sales	50,325	62,133	101,871	128,622
Gross margin	17,043	30,299	30,972	61,849

Selling and administrative expenses	18,809	18,166	35,551	35,920
Research and development expenses	4,244	5,921	9,714	11,201
Restructuring and impairment charges	15,127	-	17,922	-
Operating income (loss)	(21,137)	6,212	(32,215)	14,728

Equity income in unconsolidated joint ventures	1,579	1,517	1,207	2,610
Other income (expense), net	(228)	1,090	(302)	1,686
Realized investment losses:
Other-than-temporary impairments	(5,651)	-	(5,651)	-
Portion of losses in other comprehensive income	5,179	-	5,179	-
Net impairment losses	(472)	-	(472)	-
Interest income, net	111	590	286	1,430
Acquisition gain	2,908	-	2,908	-
Income (loss) from continuing operations before income taxes	(17,239)	9,409	(28,588)	20,454

Income tax expense	50,294	2,908	47,663	6,150

Income (loss) from continuing operations	(67,533)	6,501	(76,251)	14,304

Income from discontinued operations, net of taxes	-	395	-	412

Net income (loss)	$(67,533)	$6,896	$(76,251)	$14,716

Basic net income (loss) per share:
Income (loss) from continuing operations	$(4.31)	$0.42	$(4.87)	$0.90
Income from discontinued operations, net	-	0.03	-	0.03
Net income (loss)	$(4.31)	$0.45	$(4.87)	$0.93

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(4.31)	$0.41	$(4.87)	$0.90
Income from discontinued operations, net	-	0.03	-	0.03
Net income (loss)	$(4.31)	$0.44	$(4.87)	$0.93

Shares used in computing:
Basic	15,673,924	15,529,891	15,655,985	15,831,709
Diluted	15,673,924	15,592,453	15,655,985	15,872,119

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$38,406	$70,170
Short-term investments	-	455
Accounts receivable, less allowance for doubtful accounts of $3,922 and $1,171	45,464	44,492
Accounts receivable from joint ventures	3,491	3,185
Accounts receivable, other	1,601	2,765
Inventories	37,603	41,617
Prepaid income taxes	1,819	1,579
Deferred income taxes	-	9,803
Asbestos-related insurance receivables	4,632	4,632
Assets held for sale	6,400	-
Other current assets	5,610	5,595
Total current assets	145,026	184,293

Property, plant and equipment, net of accumulated depreciation of $172,205 and $165,701	130,706	145,222
Investments in unconsolidated joint ventures	29,080	31,051
Deferred income taxes	-	37,939
Goodwill and other intangibles	10,361	9,634
Asbestos-related insurance receivables	19,416	19,416
Long-term marketable securities	42,374	42,945
Other long-term assets	5,003	4,933
Total assets	$381,966	$475,433

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,840	$11,619
Accrued employee benefits and compensation	18,849	23,378
Accrued income taxes payable	1,734	1,318
Asbestos-related liabilities	4,632	4,632
Other current liabilities	9,753	18,889
Total current liabilities	45,808	59,836

Pension liability	35,678	43,683
Retiree health care and life insurance benefits	7,793	7,793
Asbestos-related liabilities	19,644	19,644
Deferred income taxes	1,050	-
Other long-term liabilities	7,695	8,333

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,681,561 and 15,654,123 shares issued and outstanding	15,682	15,654
Additional paid-in capital	22,827	19,264
Retained earnings	247,092	323,343
Accumulated other comprehensive loss	(21,303)	(22,117)
Total shareholders' equity	264,298	336,144
Total liabilities and shareholders' equity	$381,966	$475,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2009	June 29, 2008
Operating Activities:
Net income (loss)	$(76,251)	$14,716
Income from discontinued operations	-	(412)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,113	9,498
Stock-based compensation expense	3,335	3,514
Excess tax benefit related to stock award plans	-	(121)
Deferred income taxes	48,791	(3,715)
Equity in undistributed income of unconsolidated joint ventures, net	(1,207)	(2,610)
Dividends received from unconsolidated joint ventures	2,669	2,842
Impairment charges	13,424	-
Gain on acquisition	(2,908)
Other non-cash activity	-	(76)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	683	16,331
Accounts receivable, joint ventures	(306)	1,191
Inventories	6,119	4,577
Pension contribution	(8,000)	-
Other current assets	(655)	626
Accounts payable and other accrued expenses	(14,146)	(7,918)
Other, net	(325)	3,332
Net cash provided by (used in) operating activities of continuing operations	(19,664)	41,775
Net cash provided by operating activities of discontinued operations	-	75
Net cash provided by (used in) operating activities	(19,664)	41,850

Investing Activities:
Capital expenditures	(6,485)	(8,527)
Acquisition of business	(7,400)	-
Purchases of short-term investments	-	(132,690)
Proceeds from short-term investments	1,975	131,590
Net cash used in investing activities of continuing operations	(11,910)	(9,627)
Net cash used in investing activities of discontinued operations	-	(568)
Net cash used in investing activities	(11,910)	(10,195)

Financing Activities:
Proceeds from sale of capital stock, net	389	599
Excess tax benefit related to stock award plans	-	121
Proceeds from issuance of shares to employee stock purchase plan	-	561
Purchase of stock from shareholders	-	(30,000)
Net cash provided by (used in) financing activities	389	(28,719)

Effect of exchange rate fluctuations on cash	(579)	1,970

Net increase (decrease) in cash and cash equivalents	(31,764)	4,906

Cash and cash equivalents at beginning of year	70,170	36,328

Cash and cash equivalents at end of quarter	$38,406	$41,234

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$-	$482

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

As of the fourth quarter of 2008, all interim and year-end periods end on the last calendar day of that particular month.  Historically, we used a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.

Note 2 – Fair Value Measurements

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of June 30, 2009	Level 1		Level 2	Level 3
Auction rate securities	$42,374	$		$-	$42,374
Foreign currency option contracts	$1,151		$-	$1,151	$-

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.  Prior to the adoption of this guidance, we were required to record an other-than-temporary impairment for a security unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery of its cost basis.

Under FSP FAS 115-2, when an other-than-temporary impairment of a security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its cost basis. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of its cost basis, the other-than-temporary loss should be separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as the factors above are not met, the remaining amount is recorded in other comprehensive income.

Auction Rate Securities

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter and all of our auction rate securities have been in an unrealized loss position since that time.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation within SFAS 157’s hierarchy since our adoption of this standard on the first day of fiscal 2008.

As of the end of the second quarter of 2009, approximately $6.4 million of auction rate securities have been redeemed at par value, including approximately $2.0 million in the first half of 2009.  As of June 30, 2009, the par value of our remaining auction rate securities was $48.0 million, which was comprised 92% of student loan-backed auction rate securities and 8% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities in accordance with SFAS 157 based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2008.  This analysis resulted in an increase in the fair value of our auction rate securities of $1.2 million in the second quarter of 2009 and a total impairment of $5.7 million overall on our current portfolio.

As a result of the adoption of FSP FAS 115-2, we have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $0.5 million and one amount representing an impairment due to all other factors for $5.2 million.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  The securities that we hold have maturities ranging from 6 to 39 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2008	$43,400
Redeemed at par	(1,975)
Reported in other comprehensive loss	1,421
Reported in earnings	(472)
Balance at June 30, 2009	$42,374

A rollforward of credit losses recognized in earnings where the portion of the impairment was recognized in other comprehensive income (loss), is as follows:

(Dollars in thousands)
Credit Losses
Balance at December 31, 2008	$-
Credit losses for which an other-than-temporary impairment was not previously recognized	472
Balance at June 30, 2009	$472

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

Note 3 – Hedging Transactions and Derivative Financial Instruments

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133 (SFAS 161).  SFAS 161, together with Statement of Financial Accounting Standard 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), are referred to as SFAS 133R.  SFAS 133R requires companies to recognize all of their derivatives instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, are recognized in the statement of operations during the current period.  The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in income.

As of the close of the second quarter of 2009, we have entered into six hedge programs.  Three of these programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2009 and 2010 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.   We also entered into programs to hedge the foreign currency exposure on our condensed consolidated statements of financial position.  The remaining three programs, which do not qualify as cashflow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.

Notional Values of Derivative Instruments
Renminbi	CNY 25,000,000
U.S. Dollar	USD 19,776,979

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the six-month period ended June 30, 2009		Fair Values of Derivative Instruments for the six-month period ended June 30, 2009
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$201	$1,151

Contracts not designated as hedging instruments	Other income, net	(538)	-

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

Note 4 – Acquisition of Business

On April 30, 2009, we completed the acquisition of certain assets of MTI Global Inc.’s silicones business for $7.4 million.  These assets include product lines, technology and manufacturing equipment of MTI Global Inc.’s Bremen, Germany and Richmond, Virginia plant locations.

The acquisition-date fair value of the consideration transferred totaled $7.4 million in cash.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date:

(Dollars in thousands)
April 30, 2009
Net accounts receivable	$343
Inventory	2,039
Intangibles	720
Property, plant and equipment	7,206
$10,308

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  As a result, we recognized a gain of $2.9 million, which is shown in our condensed consolidated statements of operations.

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Raw materials	$10,702	$9,914
Work-in-process	4,318	4,932
Finished goods	22,583	26,771
	$37,603	$41,617

Note 6 - Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended June 30, 2009 and June 29, 2008 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Net income (loss)	$(67,533)	$6,501	$(76,251)	$14,304
Foreign currency translation adjustments	3,997	(952)	(82)	6,806
Unrealized gain (loss) on investments	1,579	(350)	1,241	(1,056)
Unrealized gain (loss) on derivative instruments	373	-	(345)	-
Comprehensive income (loss)	$(61,584)	$5,199	$(75,437)	$20,054

The components of accumulated other comprehensive income (loss) at June 30, 2009 and December 31, 2008 were as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Foreign currency translation adjustments	$15,282	$15,364
Funded status of pension plans and other postretirement benefits, net of tax	(33,935)	(33,935)
Unrealized gain (loss) on marketable securities, net of tax	(2,851)	(4,092)
Unrealized gain on derivatives	201	546
Accumulated other comprehensive loss	$(21,303)	$(22,117)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in conformity with SFAS No. 128, Earnings per Share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Numerator:
Income (loss) from continuing operations	$(67,533)	$6,501	$(76,251)	$14,304
Income from discontinued operations, net of taxes	-	395	-	412
Net income (loss)	$(67,533)	$6,896	$(76,251)	$14,716

Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,674	15,530	15,656	15,832

Effect of dilutive stock options	-	62	-	40

Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	15,674	15,592	15,656	15,872

Basic net income (loss) per share:
Income (loss) from continuing operations	$(4.31)	$0.42	$(4.87)	$0.90
Income from discontinued operations, net	-	0.03	-	0.03
Net income (loss)	$(4.31)	$0.45	$(4.87)	$0.93

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(4.31)	$0.41	$(4.87)	$0.90
Income from discontinued operations, net	-	0.03	-	0.03
Net income (loss)	$(4.31)	$0.44	$(4.87)	$0.93

Note 8 – Stock-Based Compensation

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and six month periods ended June 30, 2009 and June 29, 2008 were calculated using the following weighted- average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Options granted	330,925	21,422	330,925	321,772
Weighted average exercise price	$23.86	$39.10	$23.86	$31.89
Weighted-average grant date fair value	9.63	18.55	9.63	15.00
Assumptions:
Expected volatility	47.30%	39.05%	47.30%	39.82%
Expected term (in years)	5.89	7.00	5.89	7.00
Risk-free interest rate	2.78%	3.76%	2.78%	3.28%
Expected dividend yield	--	--	--	--

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

We recognize expense using the straight-line attribution method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued subsequent to adoption of SFAS 123R.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.  During the three and six month period ended June 30, 2009 and June 29, 2008, we recognized approximately $1.8 million and $2.3 million, respectively, and $1.0 million and $3.2 million, respectively, of stock-based compensation expense.

A summary of the activity under our stock option plans as of June 30, 2009 and changes during the three month period then ended, is presented below:
	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2009	2,169,858	$40.11
Options granted	330,925	23.86
Options exercised	(22,000)	17.08
Options cancelled	(28,225)	32.04
Options outstanding at June 30, 2009	2,450,558	38.22	6.4	$102,210
Options exercisable at June 30, 2009	1,625,745	41.01	5.1	102,210
Options vested or expected to vest at June 30, 2009 *	2,400,850	38.32	6.4	102,210

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted-Average Exercise Price Per Share
Options outstanding at December 31, 2008	2,184,878	$40.11
Options granted	330,925	23.86
Options exercised	(22,620)	17.04
Options cancelled	(42,625)	35.20
Options outstanding at June 30, 2009	2,450,558

During the six month period ended June 30, 2009, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.1 million, and the total amount of cash received from the exercise of these options was $0.4 million.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2007 and 2008 cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2009 grants cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cashflow.

We will recognize compensation expense on these awards ratably over the vesting period.  The fair value of the award will be determined based on the market value of the underlying stock price at the grant date.  The amount of compensation expense recognized over the vesting period will be based on our projections of the performance measure over the requisite service period and, ultimately, how that performance compares to the defined performance measure.  If, at any point during the vesting period, we conclude that the ultimate result of this measure will change from that originally projected, we will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period.

Restricted Shares Outstanding
Non-vested awards outstanding at December 31, 2008	78,950
Awards granted	39,000
Awards issued	(24,300)
Non-vested shares outstanding at June 30, 2009	93,650

For the three and six month periods ended June 30, 2009 and June 29, 2008 we recognized compensation expense of $0.1 million and $0.2 million, respectively, and $0.3 million and $0.2 million, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  Under SFAS 123R, we recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended June 30, 2009 and June 29, 2008, respectively, and approximately $0.2 million of compensation expense associated with the six month periods ended June 30, 2009 and June 29, 2008, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Service cost	$570	$1,030	$1,697	$2,316	$168	$142	$336	$284
Interest cost	2,088	1,981	4,170	3,970	129	105	258	210
Expected return on plan assets	(2,080)	(2,594)	(4,122)	(5,202)	--	--	--	--
Amortization of prior service cost	130	128	262	257	(174)	(174)	(348)	(348)
Amortization of net loss	596	84	1,291	120	84	42	168	84
Curtailment Charge	114	--	114	--	--		--
Net periodic benefit cost	$1,418	$629	$3,412	$1,461	$207	$115	$414	$230

Employer Contributions

We made no contributions to our qualified defined benefit pension plans in the second quarter of 2009.  We made $8.0 million in contributions to our qualified defined benefit pension plans in the first quarter of 2009.  There were no contributions during the first six months of 2008 and approximately $9.3 million in contributions made during the full year 2008.  We also made approximately $0.2 million in contributions (benefit payments) to our non-qualified defined benefit pension plan during the first half of both 2009 and 2008.

Note 10 – Equity

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

Note 11 – Segment Information

The following table sets forth the information about our reportable segments in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008 (1)	June 30, 2009	June 29, 2008 (1)
High Performance Foams
Net sales	$25,444	$29,775	$42,602	$59,076
Operating income (loss)	1,242	5,505	(3,486)	10,310

Printed Circuit Materials
Net sales	$24,450	$29,512	$54,492	$62,480
Operating income (loss)	(2,129)	1,537	(2,981)	4,604

Custom Electrical Components
Net sales	$12,180	$24,620	$25,335	$52,630
Operating income (loss)	(11,129)	871	(14,268)	2,786

Other Polymer Products
Net sales	$5,294	$8,525	$10,414	$16,285
Operating loss	(9,121)	(1,701)	(11,480)	(2,972)

(1)
These amounts represent the results of continuing operations.  The 2008 amounts have been adjusted to exclude the results of the Induflex subsidiary, which had been aggregated in the Other Polymer Products reportable segment.  See Note 15 “Discontinued Operations” for further information.

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 12 – Joint Ventures

As of June 30, 2009, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $1.6 million and $1.2 million for the three and six month periods ended June 30, 2009 and $1.5 million and $2.6 million for the three and six month periods ended June 29, 2008, respectively, is included in the condensed consolidated statements of operations.  In addition, commission income from PLS of $0.6 million and $0.7 million for the three months ended June 30, 2009 and June 29, 2008 and $0.5 million and $1.3 million for the six month periods ended June 30, 2009 and June 29, 2008, respectively, is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Net sales	$23,158	$29,201	$33,848	$55,434
Gross profit	4,218	6,200	3,449	12,043
Net income	3,158	3,033	2,414	5,219

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

Note 13 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in two active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2009, which approximates our share of the low end of the range.  During the first half of 2009, we settled a third superfund case when we reached agreement with the CT DEP as a de minimis party and paid approximately $0.1 million to settle our portion of the claim, which released us from further involvement with the site.

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

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  We are continuing to work with the CT DEP to resolve this issue and during the second quarter the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.

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

●	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 30, 2009, there were approximately 203 pending claims compared to approximately 163 pending claims at December 31, 2008.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 203 claims pending as of June 30, 2009, 61 claims do not specify the amount of damages sought, 138 claims cite jurisdictional amounts, and only four (4) claims (or approximately 2.0% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these four (4) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000; one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs; and two (2) claims allege compensatory damages of $65,000,000 and punitive damages of $60,000,000. These four (4) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and in 2006, but increased slightly in 2007 and decreased again in 2008.  As of the end of the second quarter, the number of suits filed in 2009 is slightly larger than the number filed in 2008 at that time.

●	Defenses

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

●	Dismissals and Settlements

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the six month period ended June 30, 2009, we were able to have approximately 31 claims dismissed and settled 7 claims.  For the full year 2008, approximately 83 claims were dismissed and 4 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $2.1 million for the first half of 2009, compared to approximately $1.5 million for the full year 2008.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

●	Potential Liability

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

●	Insurance Coverage

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

●	Cost Sharing Agreement

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

●	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2008 and the estimated liability and estimated insurance recovery, for the five-year period through 2013, is $24.3 and $24.0 million, respectively.  These amounts are currently reflected in our financial statements at June 30, 2009 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

●
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

●
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

Note 14 – Restructuring and Impairment Charges

In the second quarter of 2009, we recorded approximately $15.9 million in restructuring and impairment charges, of which $0.8 million is recorded in “Cost of sales” on our condensed consolidated statements of operations.  The restructuring and impairment charges are comprised of the following:
●
$13.4 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Durel ($4.6 million), Advanced Circuit Materials ($0.8 million), and Thermal Management Systems ($0.3 million) operations;

●	$1.7 million in severance related to a workforce reduction; and
●	$0.8 million in charges related to additional inventory reserves at Durel and Flexible Circuit Materials, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

●	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the past several years, the flexible circuit materials market has experienced increased commoditization of its products, resulting in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment is no longer of use to us.  In accordance with FAS 144, we recognized an impairment charge of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and, in accordance with FAS 144, have classified it as an “asset held for sale” and recorded an impairment charge of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million will be classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge is reported as part of “Cost of sales” in our condensed consolidated statements of operations.

Lastly, we recorded an impairment charge on certain residual assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

●	Durel

Over the past few years, our Durel electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the Durel business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, at this point we have not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production is now primarily limited to automotive applications as there are no longer material sales into the handheld market as of the second quarter of 2009, is an indicator of impairment under FAS 144.   The resulting analysis concluded that these assets should be treated as “abandoned” under FAS 144, as they are not in use and we do not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer has any value or future use.  This charge is reported as part of “Cost of sales” in our condensed consolidated statements of operations.

These charges are reported in our Custom Electrical Components reportable segment.

●	Advanced Circuit Materials

Early in 2008, management determined based on forecasts at that time that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, which would be operational in early 2010, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we now believe that we will not need this equipment as we currently have sufficient capacity to meet our current needs and the China facility will be available in time to satisfy any increase in demand.  Therefore, we have determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge of approximately $0.8 million, which is reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges are reported in our Printed Circuit Materials reportable segment.

●	Thermal Management Systems

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  To date, we have not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

Severance

In the first quarter of 2009, we announced a cost reduction initiative that included a 10% workforce reduction, as well as a significant reduction in our operating and overhead expenses, to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in the first quarter of 2009.   In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we recognized approximately $2.8 million in severance charges and paid out approximately $0.5 million related to severance in the first quarter of 2009.

In the second quarter of 2009, we announced a plan to further reduce our salaried workforce by approximately 5% globally.  Severance charges associated with this reduction in force were approximately $1.7 million.

A summary of the activity in the severance accrual is as follows:

Balance at December 31, 2008	$-
Provisions	4,498
Payments	(1,820)
Balance at June 30, 2009	$2,678

These charges are included in the “Restructuring and impairment” line item on our condensed consolidated statements of operations and are reported across all reportable segments.

Note 15 – Discontinued Operations

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

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net sales associated with the discontinued operations were $5.2 million and $9.5 million for the three and six month periods ended June 29, 2008.  Net income for this operation  for the six month period ended June 29, 2008 was $0.4 million.  Prior periods presented have been adjusted for this discontinued operation.

Note 16 – Income Taxes

Our effective tax rate was (291.7%) and 30.9%, respectively, for the three month periods ended June 30, 2009 and June 29, 2008, and (166.7%) and 30.1% respectively, for the six month periods ended June 30, 2009 and June 29, 2008, as compared with the statutory rate of 35.0%.  In the three month period ended June 30, 2009, we recorded income tax expense of $53.1 million associated with applying a valuation allowance to our U.S. deferred tax assets. This charge was due primarily to the fact that we are now projecting that we will be in a significant three-year cumulative loss position in the U.S. in the second half of 2009.  In both the three and six month periods ended June 30, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.  SFAS 109 requires that we assess whether valuation allowances should be established against our deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  Due to the actual losses incurred through the second quarter of 2009 and our revised forecast for the remainder of the year, we are now projecting that during the second half of 2009 we will be in a significant three-year cumulative loss position in the US.  This three-year cumulative loss is significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  Accordingly, while our long-term financial outlook remains positive and we are analyzing certain tax planning strategies that could produce taxable income in the US that may help us to realize our deferred tax assets, we have concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income is limited due to uncertainty created by the weight of the negative evidence previously described.  Therefore, during the second quarter of 2009, we recorded a $53.1 million charge to establish a valuation allowance against substantially all of our U.S. deferred tax assets.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007.  Our accounting policy is to account for interest expense and penalties related to income tax issues as income tax expense.  As of June 30, 2009, we have approximately $0.7 million of accrued interest related to uncertain tax positions included in the $7.0 million of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction: U.S. Federal 2005 – 2008, various states 2004 – 2008, and foreign 2005 – 2008.

Note 17 - Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167 which amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not yet determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

Subsequent Events

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 did not have a material effect on our financial condition or results of operations. See Note 18 to our condensed consolidated financial statements for the required SFAS 165 disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The new FSP replaces the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis. Furthermore, the FSP requires the other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected, referred to as "credit loss", which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income in circumstances in which a holder concludes it will not recover the entire cost basis of an impaired security and the holder does not intend to sell the security and has concluded it is not more likely than not that they will be required to sell the security before recovery of its amortized cost basis - if these conditions are not met, this amount is recognized in net income. We have adopted FSP FAS 115-2 as of June 30, 2009 and the related disclosures are reflected in our condensed consolidated statements of operations and in Note 2 to our condensed consolidated financial statements.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (SFAS 161). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We adopted SFAS 161 as of the third quarter of 2008.

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141(R)), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS 141(R) in the first quarter of 2009, which changed our accounting treatment for business combinations on a prospective basis.

Note 18 – Subsequent Event

On July 22, 2009, we announced that we made a strategic investment of $5 million in Solicore, Inc., a company headquartered in Lakeland, Florida.  Solicore is a leader for embedded power solutions, offering its patented Flexion™ advanced ultra-thin, flexible, lithium polymer batteries for secure debit and credit cards, controlled access cards, RFID tags, and medical devices.  Our investment is part of a total of $13 million raised by Solicore in its current financing round and provides us with a minority equity stake in Solicore and representation on its Board of Directors.  We have also entered into a joint development agreement to develop the next generation of power solution products.  If successful, we will have the right to manufacture a majority portion of the products that result from this collaboration over a given time period.

Except as it relates to this matter, there were no other events subsequent to June 30, 2009 and through our financial statement issuance date of August 4, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Overview

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer products, consumer electronics, healthcare, semiconductors, mass transit, automotive, ground transportation, aerospace, defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEM’s) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, and mass transit.  We continue to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in our facilities in Suzhou, China, which functions as our manufacturing base to serve our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

At the end of 2008 and through the first half of 2009, we felt the impact of the global recession on our business as sales volumes declined by 27% and 30%, respectively, for the second quarter and first half of 2009 as compared to comparable periods in 2008.      We experienced some slight strengthening in volumes towards the end of the second quarter and expect additional incremental sales volumes in the second half of the year, but we believe that 2009 will continue to be a challenging year due to the uncertainty in the global economy.  In challenging times like these, we believe that our diversification and position in the overall supply chain help to mitigate the negative impact on our business, as we typically experience order declines later than many other companies that are closer to the ultimate consumer of the end-product.  Historically, we recover faster than other companies, as we provide materials and component products to our customers who in turn sell to an end user, although past history is not an indication of the current marketplace nor a direct indication of what will occur in the future.  We do believe that we are well positioned to sustain our business through these difficult times, as we have a strong balance sheet with no debt, strong cash flows, and a clear focus on working capital management.

In the second quarter of 2009, our management team strategically reviewed our various businesses and reached certain conclusions as to the future prospects of certain segments and products.  These decisions, coupled with the decline in operating performance over the first half of 2009 in certain businesses and geographic locations, were the primary drivers behind the conclusions to impair certain long-lived assets and incur other one-time non-cash charges.  These charges included a $53.1 million charge related to a valuation allowance on our US deferred tax assets; $13.4 million of impairment charges on certain fixed assets; $1.7 million in severance charges; and $0.8 million in incremental inventory reserves; partially offset by a $3.3 million deferred tax benefit related to certain impairment charges taken at our foreign locations.  We also incurred a $1.9 million charge to accrue for a product liability claim in our Printed Circuit Materials operating segment; $0.5 million charge to record an impairment on our auction rate securities in accordance with new accounting guidance that was adopted in the second quarter of 2009, and an incremental $1.8 million of incentive compensation expense related primarily to the timing of our 2009 stock option grants.  (For further discussion of these charges, see the “Restructuring and Impairment Charges” section in Item 2 and Note 14 in Item 1 of these condensed consolidated financial statements.)

Overall, in the second quarter and first half of 2009, sales were $67.4 million and $132.8 million, respectively, as compared to $92.4 million and $190.5 million, respectively, for the comparable periods in 2008, a decline of 27% and 30%, respectively.  All of our reportable segments experienced declines in quarterly and year-to-date volumes, including our Custom Electrical Components (CEC) reportable segment (50.4% and 51.9%, respectively), Printed Circuit Materials (PCM) reportable segment (17.1% and 12.8%, respectively) and High Performance Foams (HPF) reportable segment (14.5% and 27.9%, respectively).  (For further discussion on our segment results, see “Segment Sales and Operations” below.)  However, our joint ventures contributed positively to our results in the second quarter of 2009, particularly our foam joint ventures in China and Japan, which had significant improvement from the losses experienced in the first quarter of 2009 and were consistent with their second quarter 2008 results, although the results in 2009 were generated from lower sales volumes than in 2008.  Overall, our consolidated results are still down significantly from 2008 levels, but we did experience a slight increase in volumes at the end of the second quarter and our lower cost structure is enabling us to be more profitable at current sales levels, as well as on potential incremental sales increases in the future, which could positively impact our results going forward.

For the remainder of 2009, we will continue to focus on positioning ourselves to take advantage of the potential opportunities that could arise if and when the economy begins to recover.  We will continue to focus on maintaining a strong balance sheet, and believe that the impairments and other charges recorded in the second quarter of 2009 will better position us from a balance sheet perspective going forward.  We will continue to focus on new business development initiatives as we pursue internal product extensions as well as external opportunities.  As evidence of these efforts, in the second quarter of 2009, we finalized the purchase of certain assets of MTI Global Inc. used in the production of silicone foams.  This purchase resulted in a $2.9 million gain on the transaction, as the fair value of the net assets acquired exceeded the $7.4 million purchase price.  Also, in the beginning of the third quarter, we made a strategic $5 million investment in Solicore, Inc, a leader for embedded power solutions products, such as lithium polymer batteries for use in smart cards and controlled access cards, among others.  This investment gave us a minority equity stake in Solicore, as well as an agreement to jointly develop the next generation of power solution products aimed at strengthening and extending Solicore’s market leadership position, which we believe will be a key driver to the future growth of our Company.  This agreement also gives us the exclusive right to manufacture a majority of the products that result from this collaboration, if it is successful.  These two ventures highlight the focus and importance we continue to place in seeking out new ways to grow our business and to expand our portfolio of products.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	25.3	32.8	23.3	32.5

Selling and administrative expenses	27.9	19.7	26.8	18.9
Research and development expenses	6.3	6.4	7.3	5.9
Restructuring and impairment charges	22.5	-	13.5	-
Operating (loss) income	(31.4)	6.7	(24.3)	7.7

Equity income in unconsolidated joint ventures	2.3	1.6	0.9	1.4
Other income (loss), net	(0.3)	1.2	(0.2)	0.9
Net impairment losses	(0.7)	-	(0.4)	-
Interest income, net	0.2	0.6	0.2	0.8
Acquisition gain	4.3		2.2
Income (loss) before income taxes	(25.6)	10.1	(21.6)	10.8

Income tax (benefit) expense	74.6	(3.2)	35.8	(3.2)

Net (loss) income	(100.2)%	6.9%	(57.4)%	7.6%

Net Sales

Net sales for the three month period ended June 30, 2009 were $67.4 million as compared to $92.4 million for the three month period ended June 29, 2008, a decrease of 27%, and $132.8 million versus $190.5 million for the respective six month periods, a decrease of 30%. The declines in the second quarter and year-to-date in 2009 were driven by declines across all of our reportable segments, as the impact of the global recession continues to impact our businesses.  See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 32.8% in the second quarter of 2008 to 25.3% in the second quarter of 2009 and from 32.5% to 23.3% for the first half of 2008 and 2009, respectively.  The declines are primarily attributable to the overall decline in sales volumes in 2009 as compared to 2008 as all of our reportable segments experienced year over year declines in the respective periods, as well as the negative impact of lower levels of capacity utilization in our manufacturing facilities.  However, margins improved across all segments in the second quarter of 2009 as compared to the first quarter of 2009, which can be partly attributable to the cost cutting activities initiated in the first quarter of 2009.  See “Segment Sales and Operations” discussion below for additional information.

Selling and Administrative Expenses

Selling and administrative expenses increased from $18.2 million in the second quarter of 2008 to $18.8 million in the second quarter of 2009 and declined from $35.9 million in the first six months of 2008 to $35.6 million in the first six months of 2009.  The increase in the second quarter of 2009 was due primarily to the following:  an incremental $1.8 million of incentive compensation expense related to the granting of our 2009 stock options to employees and deferred stock units to directors; an additional $1.9 million accrual for certain product liability claims in our Printed Circuit Materials business, which we are evaluating for potential insurance recovery; and $0.7 million of incremental pension and other postretirement benefit costs as the overall expense in 2009 increased due primarily to the poor asset portfolio performance in 2008.  These incremental costs were offset to a certain extent by the cost cutting measure initiated in the first quarter of 2009.  The year-to-date year over year decrease was primarily driven by our cost cutting initiatives, partially offset by incremental pension and postretirement expense of $1.9 million and the $1.9 million product liability accrual previously described.

Research and Development Expenses

Research and development (R&D) expense declined from $5.9 million to $4.2 million in the second quarter of 2009 as compared to the second quarter of 2008 and decreased slightly from $11.2 million in the first half of 2008 to $9.7 million in the first half of 2009.  These declines are due primarily to our cost cutting initiatives, as well as to the timing of R&D related projects.  As a percentage of sales, research and development expenses were 6.3% in the second quarter of 2009 as compared to 6.4% in the second quarter of 2008.  On a year-to-date basis, R&D expenses as a percentage of sales increased slightly from 5.9% in 2008 to 7.3% in 2009.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching new business development opportunities to further expand and grow the business.  We believe that technology is one of the cornerstones of our past success and our future success is dependent on our continued focus on research and development initiatives.

Restructuring and Impairment Charges

In the second quarter of 2009, we recorded approximately $15.9 million in restructuring and impairment charges, of which $0.8 million is recorded in “Cost of sales” on our condensed consolidated statements of operations.  The restructuring and impairment charges are comprised of the following:
●
$13.4 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Durel ($4.6 million), Advanced Circuit Materials ($0.8 million), and Thermal Management Systems ($0.3 million) operations;

●	$1.7 million in severance related to a workforce reduction; and
●	$0.8 million in charges related to additional inventory reserves at Durel and Flexible Circuit Materials, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

●	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the past several years, the flexible circuit materials market has experienced increased commoditization of its products, resulting in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment is no longer of use to us.  In accordance with FAS 144, we recognized an impairment charge of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and, in accordance with FAS 144, have classified it as an “asset held for sale” and recorded an impairment charge of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million will be classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge is reported as part of cost of sales in our condensed consolidated statements of operations.

Lastly, we recorded an impairment charge on certain residual assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which is reported in the “Restructuring and impairment charges” line item in our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

●	Durel

Over the past few years, our Durel electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took certain initial steps to restructure the Durel business for this decline, as we shifted the majority of our manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, at this point we have not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production is now primarily limited to automotive applications as there are no longer material sales into the handheld market as of the second quarter of 2009, is an indicator of impairment under FAS 144.   The resulting analysis concluded that these assets should be treated as “abandoned” under FAS 144, as they are not in use and we do not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer has any value or future use.  This charge is reported as part of “Cost of sales” in our condensed consolidated statements of operations.

These charges are reported in our Custom Electrical Components reportable segment.

●	Advanced Circuit Materials

Early in 2008, management determined based on forecasts at that time that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, which would be operational in early 2010, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we now believe that we will not need this equipment as we currently have sufficient capacity to meet our current needs and the China facility will be available in time to satisfy any increase in demand.  Therefore, we have determined that the costs incurred related to this relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge of approximately $0.8 million which is reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges are reported in our Printed Circuit Materials reportable segment.

●	Thermal Management Systems

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  To date, we have not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

Severance

In the first quarter of 2009, we announced a cost reduction initiative that included a 10% workforce reduction, as well as a significant reduction in our operating and overhead expenses, to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in the first quarter of 2009.   In accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), we recognized approximately $2.8 million in severance charges and paid out approximately $0.5 million related to severance in the first quarter of 2009.

In the second quarter of 2009, we announced a plan to further reduce our salaried workforce by approximately 5% globally.  Severance charges associated with this reduction in force were approximately $1.7 million.

A summary of the activity in the severance accrual is as follows:

Balance at December 31, 2008	$-
Provisions	4,498
Payments	(1,820)
Balance at June 30, 2009	$2,678

These charges are included in the “Restructuring and impairment charges” line item on our condensed consolidated statements of operations and are reported across all reportable segments.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased from $1.5 million in the second quarter of 2008 to $1.6 million in the second quarter of 2009 and declined from $2.6 million for the first six months of 2008 to $1.2 million for the first six months of 2009.  These results are driven primarily by our foam joint ventures, Rogers Inoac Suzhou Corporation (RIS) in China and Rogers Inoac Corporation (RIC) in Japan, as these entities experienced significant volume improvements and a return to profitability in the second quarter of 2009 as compared to the operating losses sustained in the first quarter of 2009.

Other Income (Loss), Net

Other income decreased approximately $1.3 million in the second quarter of 2009 versus the second quarter of 2008 from $1.1 million to a loss of $0.2 million.  On a year-to-date basis, other income decreased $2.0 million, from $1.7 million in 2008 to a loss of $0.3 million in 2009.  These decreases are due to a combination of a decline in sales commission income from our Polyimide Laminate Systems, LLC (PLS) joint venture and unfavorable foreign currency fluctuations for the quarter ended June 30, 2009.

Interest Income, Net

Interest income decreased from $0.6 million and $1.4 million, respectively, for the three and six month periods ended June 29, 2008 to $0.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2009, due primarily to the decline in interest rates as a result of the Federal government’s actions to reduce rates in order to stimulate the recessionary economy.

Income Taxes

Our effective tax rate was (291.7%) and 30.9%, respectively, for the three month periods ended June 30, 2009 and June 29, 2008, and (166.7%) and 30.1% respectively, for the six month periods ended June 30, 2009 and June 29, 2008, as compared with the statutory rate of 35.0%.  In the three month period ended June 30, 2009, we recorded income tax expense of $53.1 million associated with applying a valuation allowance to our U.S. deferred tax assets. This charge was due primarily to the fact that we are now projecting that we will be in a significant three-year cumulative loss position in the U.S. in the second half of 2009.  In both the three and six month periods ended June 30, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted.  SFAS 109 requires that we assess whether valuation allowances should be established against our deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  Due to the actual losses incurred through the second quarter of 2009 and our revised forecast for the remainder of the year, we are now projecting that during the second half of 2009 we will be in a significant three-year cumulative loss position in the US.  This three-year cumulative loss is significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  Accordingly, while our long-term financial outlook remains positive and we are analyzing certain tax planning strategies that could produce taxable income in the US that may help us to realize our deferred tax assets, we have concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income is limited due to uncertainty created by the weight of the negative evidence previously described.  Therefore, during the second quarter of 2009, we recorded a $53.1 million charge to establish a valuation allowance against substantially all of our U.S. deferred tax assets.

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

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net sales associated with the discontinued operations were $5.2 million and $9.5 million for the three and six month period ended June, 29, 2008.  Net income for this operation  for the six month period ended June 29, 2008 was $0.4 million.

Segment Sales and Operations

High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Net sales	$25.4	$29.8	$42.6	$59.1
Operating income (loss)	1.2	5.5	(3.5)	10.3

Our High Performance Foams (HPF) reportable segment is comprised of our polyurethane and silicone products.  Net sales in this segment decreased by 14.8% and 27.9%, respectively, in the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 29, 2008.  Operating results also declined from $5.5 million in the second quarter of 2008 to $1.2 million in the second quarter of 2009 and from operating income of $10.3 million in the first six months of 2008 to an operating loss of $3.5 million in the first half of 2009.  Included in the 2009 results were integration costs associated with the MTI acquisition, of approximately $0.3 million, along with severance charges of $0.6 million for the three months and $1.5 million for the six months ended June 30, 2009.  Compared to 2008, sales were lower across all market segments in HPF due primarily to the ongoing global economic recession.  Sales into the consumer electronics market segment, including portable handset applications, improved during the second quarter versus the previous quarter, as the severe supply chain inventory corrections that marked the first quarter were largely completed.  Sales into the sports, leisure and apparel markets showed significant improvement in the quarter as customers introduced new products using our materials.  The integration of recently acquired MTI-Global silicone foams production is on currently on schedule and expected to be completed by the end of the year.  Integration costs of approximately $0.3 million, along with severance charges of $0.6 million for the three months and $1.5 million for the six months ended June 30, 2009, negatively impacted the results of this segment in the quarter.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Net sales	$24.5	$29.5	$54.5	$62.5
Operating income (loss)	(2.1)	1.5	(3.0)	4.6

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment decreased by 16.9% in the second quarter of 2009 as compared to the second quarter of 2008 and 12.8% in the first half of 2009 as compared to the first half of 2008.  Operating results also declined from a profit of $1.5 million in the second quarter of 2008 to a loss of $2.1 million in the second quarter of 2009 and from a profit of $4.6 million in the first half of 2008 to a loss of $3.0 million in the first half of 2009.  Second quarter 2009 results included approximately $0.8 million of costs related to the impairment of certain equipment in addition to $1.9 million related to a product liability claim and severance charges of $0.6 million for the three months and $1.7 million for the six months ended June 30, 2009, as described in Note 14 to the condensed consolidated financial statements.  The decline in both volumes and operating results is primarily attributable to the overall worldwide softness in the wireless infrastructure market and lack of Third Generation program awards in China for the expected infrastructure build-out in the second half of 2009.  These awards have now been issued and we expect a related sales increase in the second half of 2009.  Partially offsetting this decline was an increase in demand during the quarter for high frequency materials for low noise block-down converters into the satellite television market due to greater activity in the US and China.  Sales of high frequency materials into the defense and high reliability markets remained steady during the quarter.

Custom Electrical Components

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Net sales	$12.2	$24.6	$25.3	$52.6
Operating income (loss)	(11.1)	0.9	(14.3)	2.8

Our Custom Electrical Components reportable segment is comprised of electroluminescent (EL) lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 50.4% and 51.9%, respectively, in the second quarter and first half of 2009 as compared to the respective prior year periods.  Operating results also declined significantly from a profit of $0.9 million in the second quarter of 2008 to a loss of $11.1 million in the second quarter of 2009 and from a profit of $2.8 million in the first half of 2008 to a loss of $14.3 million in the first half of 2009.  Second quarter 2009 results included $4.6 million of charges related to the impairment of certain assets, $0.4 million in incremental inventory reserves and severance charges of $0.3 million for the three months and $0.9 million for the six months ended June 30, 2009, as described in Note 14 to the condensed consolidated financial statements.  The decline in volumes and resulting decline in operating performance was primarily attributable to the continued decline in demand for electroluminescent (EL) lamps for keypad backlighting in the portable communications market, as well as a decline in demand for EL lamps used in automotive applications in the second quarter of 2009.  Power distribution systems continued to have steady demand in traction systems for the mass transit market.

Other Polymer Products

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Net sales	$5.3	$8.5	$10.4	$16.3
Operating loss	(9.1)	(1.7)	(11.5)	(3.0)

Our Other Polymer Products reportable segment consists of elastomer rollers, floats, non-woven materials, , thermal management products and flexible circuit material products.  Net sales in this segment decreased by 37.6% and 36.3%, respectively, in the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 29, 2008, while operating losses quarter over quarter increased $7.4 million and increased on a year-to-date basis from $3.0 million in the first half of 2008 to $11.5 million in the first half of 2009.  Second quarter 2009 results include $8.0 million in asset impairment charges related to equipment and buildings, $0.4 million of incremental inventory reserves and severance charges of $0.1 million for the three months and $0.4 million for the six months ended June 30, 2009, as described in Note 14 to the condensed consolidated financial statements.  These declines are primarily attributable to sales volume decreases of our elastomer rollers and float products due primarily to the global recession and increased competition in Asia.  Also contributing to the decline in operating results were costs associated with our new Thermal Management Systems operating segment, which is still in its start up phase and has yet to generate material sales volumes.  We continuously evaluate the viability of the product portfolio in this segment as it relates to the overall long-term strategic and operational focus of our Company.

Liquidity, Capital Resources and Financial Position

We believe our strong balance sheet and our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the second quarter of 2009.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe over the next twelve months, internally generated funds plus available lines of credit and other sources of liquidity will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	June 30, 2009	December 31, 2008
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$38,406	$70,625
Accounts receivable	45,464	44,492
Inventory	37,603	41,617

	Six Months Ended
	June 30, 2009	June 29, 2008
Key Cash Flow Measures:
Cash provided by (used in) operating activities from continuing operations	$(19,664)	$41,775
Cash used in investing activities from continuing operations	(11,910)	(9,627)
Cash provided by (used in) financing activities	389	(28,719)

At June 30, 2009, cash, cash equivalents and short-term investments totaled $38.4 million as compared to $70.6 million at December 31, 2008.  The decline is primarily due to the following cash payments made during the first half of 2009:  $8.0 million net payment for the settlement of the CalAmp litigation; $8.0 million contribution to our pension fund; approximately $11.0 million related to incentive compensation payouts related to the 2008 performance year and $7.4 million for the acquisition of the MTI Global Inc. assets.

Significant changes in our balance sheet accounts from December 31, 2008 to June 30, 2009 are as follows:

o
Inventories decreased from $41.6 million at December 31, 2008 to $37.6 million at June 30, 2009 primarily due to decreased production levels across the Company as a result of the decline in volumes during the first six months of the year, which resulted in the sale of existing inventory rather than inventory produced in 2009, as well as a management focus on maintaining lean inventory levels in this recessionary environment to help strengthen our working capital position.

o
As of June 30, 2009, we do not have current or long term deferred income tax assets, versus the balances of $9.8 million and $37.9 million at December 31, 2008 due to a valuation allowance recorded against our U.S. deferred tax asset as of the end of the second quarter of 2009.

o
Accrued employee benefits and compensation decreased $4.6 million from $23.4 at December 31, 2008 to $18.8 million at June 30, 2009 primarily due to an incentive compensation payout of approximately $11 million related to the 2008 performance year; partially offset by approximately $3.2 million in accrued pension costs for 2009 and $2.7 million of accrued severance as of June 30, 2009.

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

Credit Facility A expires on November 13, 2011.  Credit Facility B was renewed on November 11, 2008.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at rates from 40 to 87.5 basis points over a LIBOR loan rate for Credit Facility A, and from 40 to 200 basis points for Credit Facility B.  The spreads over the LIBOR loan rate for Credit Facility A are based on our leverage ratio.  Under the arrangement, the ongoing commitment fee varies from zero to 25 basis points of the maximum amount that can be borrowed, net of any outstanding borrowing and the maximum amount that beneficiaries may draw under outstanding letters of credit.

There were no borrowings pursuant to the Credit Agreement at June 30, 2009 and December 31, 2008, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  As of June 30, 2009, due to our financial results for the first half of 2009, it is possible that our ability to borrow against these lines could be significantly impaired, however we are currently in discussions concerning the availability of financing under this Credit Agreement.

At June 30, 2009, we had certain standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

●	$1.0 million irrevocable standby LOC – to guarantee Rogers’ self insured workers compensation plan;
●	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)

No amounts were owed on the LOCs as of June 30, 2009 or December 31, 2008, respectively.

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

Auction Rate Securities

As of June 30, 2009, we held auction rate securities with a par value of $48.0 million as compared to $50.0 million at December 31, 2008.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157)). However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input.  Since an active market no longer existed for these securities, we had to base our valuations on unobservable inputs in accordance with SFAS 157.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at that time, the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumption for the consideration, which is consistent with the assumptions utilized in the first quarter of 2009.  The total fair value of the auction rate securities at June 30, 2009 was $42.4 million as compared to $43.4 million at December 31, 2008.  In the first half of 2009, we had approximately $2.0 million of auction rate securities redeemed at par value as compared to $4.4 million during 2008.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

As a result of the adoption of Financial Accounting Standards Board Staff Position, FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), we have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $0.5 million and one amount representing an impairment due to all other factors for $5.2 million.  Per FSP FAS 115-2, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash internally and through other sources to fund the operations and future growth of the business absent these securities.

The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Contingencies

During the second quarter of 2009, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the second quarter of 2009.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not believe that the adoption of this standard will have a material impact on our consolidated financial position, operations or cash flows.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167 which amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not yet determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

Subsequent Events

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 did not have a material effect on our financial condition or results of operations. See Note 18 to our condensed consolidated financial statements for the required SFAS 165 disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new FSP replaces the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis. Furthermore, the FSP requires the other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected, referred to as "credit loss", which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income in circumstances in which a holder concludes it will not recover the entire cost basis of an impaired security and the holder does not intend to sell the security and has concluded it is not more likely than not they will be required to sell the security before recovery of its amortized cost basis - if these conditions are not met, this amount is recognized in net income. We have adopted FSP FAS 115-2 as of June 30, 2009 and the related disclosures are reflected in our condensed consolidated statements of operations and in Note 2 to our condensed consolidated financial statements.

Disclosures about Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (SFAS 161). SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 was effective for financial statements issued for fiscal years beginning after November 15, 2008.  We adopted SFAS 161 as of the third quarter of 2008.

Accounting for Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141(R)), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 were required to be adopted concurrently and are effective for fiscal years beginning on or after December 15, 2008.  We adopted SFAS 141(R) in the first quarter of 2009, which changed our accounting treatment for business combinations on a prospective basis.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the second quarter of 2009.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the second quarter of 2009.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2008 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2009.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

On April 30, 2009, we acquired certain assets of MTI Global Inc.’s silicones business ,which has facilities in Richmond, Virginia and Bremen, Germany, for $7.4 million.   Since this acquisition occurred in April 2009, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired operations of MTI Global Inc., as permitted by Section 404 of the Sarbanes-Oxley Act and SEC rules for recently acquired businesses.

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.     Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 13, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on May 7, 2009, during the second fiscal quarter of 2009.

(b)	All of the matters voted upon were approved and the specific votes are as follows:

1.	To elect the members of the Board of Directors:

	Number of Shares
Name	For	Withheld

Walter E. Boomer	14,187,262	172,391
Charles M. Brennan, III	14,187,900	171,753
Gregory B. Howey	14,006,837	352,816
J. Carl Hsu	14,254,127	105,526
Carol R. Jensen	14,254,458	105,195
Eileen S. Kraus	13,150,182	1,209,471
William E. Mitchell	13,881,403	478,250
Robert G. Paul	13,315,638	1,044,015
Robert D. Wachob	14,239,167	120,486

2.	To approve the Rogers Corporation 2009 Long-Term Equity Compensation Plan:

Number of Shares
For	Against	Abstentions
11,770,020	1,012,435	9,404

3.	To approve the Section 162(m) Amendment to the Annual Incentive Compensation Plan:

Number of Shares
For	Against	Abstentions
13,998,302	148,344	18,060

4.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Number of Shares
For	Against	Abstentions
14,207,461	148,344	3,847

Item 6.     Exhibits

List of Exhibits:

3a	Restated Articles of Organization of Rogers Corporation were filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007 filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007*.

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

10.1
Amendment to Asset Purchase Agreement, dated as of April 30, 2009, by and among the Registrant, MTI Global Inc. and its wholly-owned subsidiaries, MTI Specialty Silicones Inc., and MTI Leewood Germany GmbH, filed herewith++.

10.2	Rogers Corporation 2009 Long-Term Equity Compensation Plan (the 2009 Plan)**, filed as Exhibit I to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.

10.3	Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit II to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.

10.4	Amendment to Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit II to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.

10.5	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed herewith.

10.6	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan **, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

ROGERS CORPORATION (Registrant)

/s/ Dennis M. Loughran	/s/ Ronald J. Pelletier
Dennis M. Loughran Vice President, Finance and Chief Financial Officer Principal Financial Officer	Ronald J. Pelletier Corporate Controller and Principal Accounting Officer

Dated:  August 4, 2009