Form 10-Q
period 2009-09-30
ROGERS CORP
filed 2009-11-03
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of October 23, 2009 was 15,741,113.

ROGERS CORPORATION
FORM 10-Q
September 30, 2009

Exhibit 10.1	Form of Non-Qualified Stock Option (For Officers and Employees)
Exhibit 10.2	Form of Performance-Based Restricted Stock Award Agreement
Exhibit 10.3	Form of Restricted Stock Agreement
Exhibit 10.4	First Amendment to the Rogers Corporation Amended and Restated Pension Restoration Plan
Exhibit 10.5	First Amendment to the Rogers Corporation Voluntary Deferred Compensation Plan for Non-Management Directors
Exhibit 10.6	Second Amendment to the Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008

Net sales	$81,019	$96,317	$213,862	$286,788
Cost of sales	56,422	65,771	158,293	194,394
Gross margin	24,597	30,546	55,569	92,394

Selling and administrative expenses	16,390	19,987	51,941	55,906
Research and development expenses	3,812	5,719	13,526	16,920
Restructuring and impairment charges	189	-	18,111	-
Operating income (loss)	4,206	4,840	(28,009)	19,568

Equity income in unconsolidated joint ventures	2,287	2,536	3,494	5,145
Other income (expense), net	212	570	(110)	2,256
Realized investment gain (loss):
Other-than-temporary impairments	-	-	(5,301)	-
Portion of losses in other comprehensive income	-	-	4,848	-
Net impairment gain (loss)	-	-	(453)	-
Interest income, net	81	583	368	2,013
Acquisition gain	-	-	2,908	-
Income (loss) from continuing operations before income taxes	6,786	8,529	(21,802)	28,982

Income tax expense	455	1,422	48,118	7,572

Income (loss) from continuing operations	6,331	7,107	(69,920)	21,410

Income from discontinued operations, net of taxes	-	838	-	1,251

Net income (loss)	$6,331	$7,945	(69,920)	$22,661

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.46	$(4.46)	$1.36
Income from discontinued operations, net	-	0.05	-	0.08
Net income (loss)	$0.40	$0.51	$(4.46)	$1.44

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.46	$(4.46)	$1.35
Income from discontinued operations, net	-	0.05	-	0.08
Net income (loss)	$0.40	$0.51	$(4.46)	$1.43

Shares used in computing:
Basic	15,712,724	15,580,678	15,674,898	15,748,032
Diluted	15,736,318	15,706,531	15,674,898	15,816,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$42,306	$70,170
Short-term investments	1,001	455
Accounts receivable, less allowance for doubtful accounts of $3,999 and $1,171	52,428	44,492
Accounts receivable from joint ventures	2,726	3,185
Accounts receivable, other	1,558	2,765
Inventories	34,734	41,617
Prepaid income taxes	1,967	1,579
Deferred income taxes	-	9,803
Asbestos-related insurance receivables	4,632	4,632
Assets held for sale	6,400	-
Other current assets	6,243	5,595
Total current assets	153,995	184,293

Property, plant and equipment, net of accumulated depreciation of $169,104 and $165,701	129,153	145,222
Investments in unconsolidated joint ventures	32,084	31,051
Deferred income taxes	-	37,939
Goodwill and other intangibles	10,353	9,634
Asbestos-related insurance receivables	19,416	19,416
Long-term marketable securities	38,648	42,945
Investments, other	5,000	-
Other long-term assets	5,044	4,933
Total assets	$393,693	$475,433

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,628	$11,619
Accrued employee benefits and compensation	18,791	23,378
Accrued income taxes payable	1,447	1,318
Asbestos-related liabilities	4,632	4,632
Other current liabilities	9,721	18,889
Total current liabilities	46,219	59,836

Pension liability	35,683	43,683
Retiree health care and life insurance benefits	7,793	7,793
Asbestos-related liabilities	19,644	19,644
Deferred income taxes	265	-
Other long-term liabilities	8,438	8,333

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,739,778 and 15,654,123 shares issued and outstanding	15,740	15,654
Additional paid-in capital	24,425	19,264
Retained earnings	253,423	323,343
Accumulated other comprehensive loss	(17,937)	(22,117)
Total shareholders' equity	275,651	336,144
Total liabilities and shareholders' equity	$393,693	$475,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2009	September 28, 2008
Operating Activities:
Net income (loss)	$(69,920)	$22,661
Income from discontinued operations	-	(1,251)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,567	13,854
Stock-based compensation expense	4,021	4,696
Excess tax benefit related to stock award plans	-	(316)
Deferred income taxes	48,006	(3,799)
Equity in undistributed income of unconsolidated joint ventures, net	(3,494)	(5,145)
Dividends received from unconsolidated joint ventures	2,669	6,277
Impairment charges	13,484	-
Gain on acquisition	(2,908)	-
Other non-cash activity	-	(614)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(5,771)	10,217
Accounts receivable, joint ventures	459	1,928
Inventories	9,213	6,429
Pension contribution	(8,000)	(4,080)
Other current assets	(736)	2,222
Accounts payable and other accrued expenses	(13,844)	(8,657)
Other, net	(74)	3,157
Net cash provided by (used in) operating activities of continuing operations	(13,328)	47,579
Net cash provided by operating activities of discontinued operations	-	727
Net cash provided by (used in) operating activities	(13,328)	48,306

Investing Activities:
Capital expenditures	(9,225)	(13,975)
Acquisition of business	(7,400)	-
Investment activity, other	(5,000)	-
Purchases of short-term investments	-	(132,690)
Proceeds from short-term investments	5,050	131,590
Net cash used in investing activities of continuing operations	(16,575)	(15,075)
Net cash used in investing activities of discontinued operations	-	(443)
Net cash used in investing activities	(16,575)	(15,518)

Financing Activities:
Proceeds from sale of capital stock, net	651	3,005
Excess tax benefit related to stock award plans	-	316
Proceeds from issuance of shares to employee stock purchase plan	672	1,051
Purchase of stock from shareholders	-	(30,000)
Net cash provided by (used in) financing activities	1,323	(25,628)

Effect of exchange rate fluctuations on cash	716	926

Net increase (decrease) in cash and cash equivalents	(27,864)	8,086

Cash and cash equivalents at beginning of year	70,170	36,328

Cash and cash equivalents at end of quarter	$42,306	$44,414

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$316	$911

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

Note 2 – Fair Value Measurements

The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of September 30, 2009	Level 1	Level 2	Level 3
Auction rate securities	$39,649	$-	$-	$39,649
Foreign currency option contracts	$1,606	$-	$1,606	$-

Additional guidance issued in April 2009 indicates that an other-than-temporary impairment must be recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.  Prior to the adoption of this guidance, we were required to record an other-than-temporary impairment for a security in an unrealized loss position unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery of its cost basis.

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

Auction Rate Securities

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter, and all of our auction rate securities have been in a loss position since that time.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation.

As of the end of the third quarter of 2009, approximately $9.5 million of auction rate securities have been redeemed at par value, including approximately $5.1 million in the first nine months of 2009.  As of September 30, 2009, the par value of our remaining auction rate securities was $45.0 million, which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2008.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the third quarter of 2009 and a total impairment of $5.3 million overall on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $0.5 million and one amount representing an impairment due to all other factors for $4.8 million.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  As of September 30, 2009, this amount is $1.0 million.  The securities that we hold have maturities ranging from 6 to 39 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2008	$43,400
Redeemed at par	(5,050)
Reported in other comprehensive loss	1,752
Reported in earnings	(453)
Balance at September 30, 2009	$39,649

A rollforward of credit losses recognized in earnings is as follows:

(Dollars in thousands)	Credit Losses
Balance at June 30, 2009	$472
Reduction in credit losses due to redemptions	(19)
Balance at September 30, 2009	$453

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

Note 3 – Hedging Transactions and Derivative Financial Instruments

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

As of the close of the third quarter of 2009, we have entered into eight hedge programs.  Five of these programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2009 and 2010 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.   We also entered into programs to hedge the foreign currency exposure on our condensed consolidated statements of financial position.  The remaining three programs, which do not qualify as cashflow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.

Notional Values of Derivative Instruments
Renminbi	CNY 25,000,000
U.S. Dollar	USD 31,240,900

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the nine-month period ended September 30, 2009		Fair Values of Derivative Instruments for the nine-month period ended September 30, 2009
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$345	$1,146

Contracts not designated as hedging instruments	Other income, net	(373)	460

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

Note 4 – Acquisition of Business

On April 30, 2009, we completed the acquisition of certain assets of MTI Global Inc.’s (MTI Global) silicones business for $7.4 million.  These assets include product lines, technology and manufacturing equipment of MTI Global’s Bremen, Germany and Richmond, Virginia plant locations.

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

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Raw materials	$10,243	$9,914
Work-in-process	3,548	4,932
Finished goods	20,943	26,771
	$34,734	$41,617

Note 6 - Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended September 30, 2009 and September 28, 2008 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008

Net income (loss)	$6,331	$7,107	$(69,920)	$21,410
Foreign currency translation adjustments	3,132	(4,571)	3,050	2,235
Unrealized gain (loss) on investments	90	110	1,331	(946)
Unrealized gain (loss) on derivative instruments	144	(33)	(201)	(33)
Comprehensive income (loss)	$9,697	$2,613	$(65,740)	$22,666

The components of accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008 were as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Foreign currency translation adjustments	$18,414	$15,364
Funded status of pension plans and other postretirement benefits, net of tax	(33,935)	(33,935)
Unrealized loss on marketable securities, net of tax	(2,761)	(4,092)
Unrealized gain on derivatives	345	546
Accumulated other comprehensive loss	$(17,937)	$(22,117)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Numerator:
Income (loss) from continuing operations	$6,331	$7,107	$(69,920)	$21,410
Income from discontinued operations, net of taxes	-	838	-	1,251
Net income (loss)	$6,331	$7,945	$(69,920)	$22,661

Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,713	15,581	15,675	15,748

Effect of dilutive stock options	23	126	-	69

Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	15,736	15,707	15,675	15,817

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.46	$(4.46)	$1.36
Income from discontinued operations, net	-	0.05	-	0.08
Net income (loss)	$0.40	$0.51	$(4.46)	$1.44

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.46	$(4.46)	$1.35
Income from discontinued operations, net	-	0.05	-	0.08
Net income (loss)	$0.40	$0.51	$(4.46)	$1.43

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and nine month periods ended September 30, 2009 and September 28, 2008 were calculated using the following weighted- average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Options granted	25,450	--	356,375	321,772
Weighted average exercise price	$20.01	--	$23.59	$31.89
Weighted-average grant date fair value	9.48	--	9.62	15.00
Assumptions:
Expected volatility	48.28%	--	47.37%	39.82%
Expected term (in years)	5.50	--	5.86	7.00
Risk-free interest rate	2.88%	--	2.79%	3.28%
Expected dividend yield	--	--	--	--

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

We recognize expense using the straight-line attribution method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.  During the three and nine month period ended September 30, 2009 and September 28, 2008, we recognized approximately $0.6 million and $2.8 million, respectively, and $0.6 million and $3.7 million, respectively, of stock-based compensation expense.

A summary of the activity under our stock option plans as of September 30, 2009 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	2,450,558	$38.32
Options granted	25,450	20.01
Options exercised	(37,000)	17.70
Options cancelled	(29,674)	35.07
Options outstanding at September 30, 2009	2,409,334	38.38	6.5	$3,182,438
Options exercisable at September 30, 2009	1,592,603	41.64	5.2	910,670
Options vested or expected to vest at September 30, 2009 *	2,384,832	38.44	6.5	3,114,285

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2008	2,184,878	$40.11
Options granted	356,375	23.59
Options exercised	(59,620)	17.45
Options cancelled	(72,299)	35.15
Options outstanding at September 30, 2009	2,409,334

During the nine month period ended September 30, 2009, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.2 million, and the total amount of cash received from the exercise of these options was $1.0 million.

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

Restricted Shares Outstanding
Non-vested awards outstanding at December 31, 2008	78,950
Awards granted	46,250
Awards issued	(24,300)
Non-vested shares outstanding at September 30, 2009	100,900

For the three and nine month periods ended September 30, 2009 and September 28, 2008 we recognized, minimal income and $0.1 million of expense, respectively, and expense of $0.5 million and $0.6 million, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended September 30, 2009 and September 28, 2008, respectively, and approximately $0.3 million of compensation expense associated with the nine month periods ended September 30, 2009 and September 28, 2008, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008

Service cost	$720	$1,158	$2,417	$3,474	$132	$165	$440	$449
Interest cost	2,103	1,985	6,273	5,955	135	139	405	349
Expected return on plan assets	(2,121)	(2,601)	(6,243)	(7,803)	--	--	--	--
Amortization of prior service cost	128	128	390	385	(156)	(175)	(499)	(523)
Amortization of net loss	441	60	1,732	180	61	117	237	201
Curtailment Charge	--	--	114	--	--	--	(258)	--
Net periodic benefit cost	$1,271	$730	$4,683	$2,191	$172	$246	$325	$476

Employer Contributions

We made no contributions to our qualified defined benefit pension plans in the third quarter of 2009.  For the nine months ended September 30, 2009 our contributions were $8.0 million, which consisted of one contribution made in the first quarter.  We made $4.1 million in contributions during the first nine months of 2008 and approximately $9.1 million in contributions to our qualified defined benefit pension plans during the full year 2008.

We also made approximately $0.2 million in contributions (benefit payments) to our non-qualified defined benefit pension plan during the first nine months of both 2009 and 2008.

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

Note 11 – Segment Information

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008 (1)	September 30, 2009	September 28, 2008 (1)
High Performance Foams
Net sales	$33,813	$33,890	$76,415	$92,966
Operating income (loss)	6,156	7,376	2,670	17,687

Printed Circuit Materials
Net sales	$28,583	$31,820	$83,075	$94,300
Operating income (loss)	1,528	12	(1,453)	4,615

Custom Electrical Components
Net sales	$12,072	$23,232	$37,407	$75,862
Operating income (loss)	(2,069)	103	(16,337)	2,889

Other Polymer Products
Net sales	$6,551	$7,375	$16,965	$23,660
Operating loss	(1,409)	(2,651)	(12,889)	(5,623)

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

Note 12 – Joint Ventures

As of September 30, 2009, we had four joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31
Polyimide Laminate Systems, LLC (PLS)	U.S.	Printed Circuit Materials	December 31

Equity income of $2.3 million and $3.5 million for the three and nine month periods ended September 30, 2009 and $2.5 million and $5.1 million for the three and nine month periods ended September 28, 2008, respectively, is included in the condensed consolidated statements of operations.  In addition, commission income from PLS of $0.6 million and $0.5 million for the three months ended September 30, 2009 and September 28, 2008 and $1.1 million and $1.8 million for the nine month periods ended September 30, 2009 and September 28, 2008, respectively, is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for these joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Net sales	$30,350	$32,792	$64,198	$88,226
Gross profit	6,301	8,847	10,264	20,890
Net income	4,574	5,072	6,988	10,291

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

Note 13 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in two active cases involving waste disposal sites.  In certain cases, these proceedings are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for these claims have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In one particular case, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of September 30, 2009, which approximates our share of the low end of the range.  During 2009, we settled a third superfund case when we reached agreement with the CT DEP as a de minimis party and paid approximately $0.1 million to settle our portion of the claim, which released us from further involvement with the site.

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

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  As of the third quarter, one of the additional wells has tested positive for PCBs, and we anticipate that additional wells will need to be installed to continue to try and determine the extent of the contamination.  We have accrued an additional liability of $0.2 million as of the third quarter, in response to the anticipated remediation of this site.    Also, we recently discovered additional contamination related to the PCBs in the facility that contained the equipment that was the source of the PCB contamination.  During the third quarter, it was concluded that remediation of the facility will cost between $0.2 million and $0.4 million; therefore, we recorded a liability of $0.2 million related to this issue, which represents the low end of the estimated range.

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

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing the last of these products in 1990.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 30, 2009, there were approximately 201 pending claims compared to approximately 163 pending claims at December 31, 2008.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 201 claims pending as of September 30, 2009, 60 claims do not specify the amount of damages sought, 138 claims cite jurisdictional amounts, and only three (3) claims (or approximately 1.5% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, two (2) claims allege compensatory and punitive damages of $20,000,000 each and one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs. These three (3) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2005 and in 2006, but increased slightly in 2007 and decreased again in 2008.  As of the end of the third quarter, the number of suits filed in 2009 is slightly larger than the number filed in 2008 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  In the nine month period ended September 30, 2009, we were able to have approximately 48 claims dismissed and settled 15 claims.  For the full year 2008, approximately 83 claims were dismissed and 4 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $5.7 million as of September 30, 2009, compared to approximately $1.5 million for the full year 2008.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models and other relevant factors, such as changes in the tort system, the number of claims brought against us and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year-end 2008 and the estimated liability and estimated insurance recovery, for the five-year period through 2013, is $24.3 and $24.0 million, respectively.  These amounts are currently reflected in our financial statements at September 30, 2009 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

Other Environmental and Legal Matters

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  Therefore, we obtained an independent third-party assessment on the site, which determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million.  We determined that the potential remediation would most likely approximate the mid-point of this range and recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  As of the end of the first quarter of 2009, all material costs associated with the remediation of this site have been paid.  In the first quarter of 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters, at which point the DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  As of September 30, 2009 any costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

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

Note 14 – Restructuring and Impairment Charges

In the third quarter of 2009, we recorded approximately $0.2 million in restructuring and impairment charges, which related primarily to severance charges associated with the workforce reduction from our acquisition of certain assets of MTI Global’s silicones business as we relocate manufacturing production from Richmond, Virginia to Carol Stream, Illinois.  During the first nine months of 2009, we incurred approximately $16.1 million in restructuring and impairment charges, which were comprised of the following:

•
$13.4 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Durel ($4.6 million), Advanced Circuit Materials ($0.8 million), and Thermal Management Systems ($0.3 million) operations;

•	$1.9 million in severance related to a workforce reduction; and
•	$0.8 million in charges related to additional inventory reserves at Durel and Flexible Circuit Materials, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

•	Flexible Circuit Materials

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

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million will be classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge is reported as part of “Cost of sales” in our condensed consolidated statements of operations.

Lastly, we recorded an impairment charge on certain assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

•	Durel

Over the past few years, our Durel electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the Durel business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, at this point we have not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production is now primarily limited to automotive applications as there are no longer material sales into the handheld market as of the second quarter of 2009, is an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we do not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer has any value or future use.  This charge is reported as part of “Cost of sales” in our condensed consolidated statements of operations.

These charges are reported in our Custom Electrical Components reportable segment.

•	Advanced Circuit Materials

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

These charges are reported in our Printed Circuit Materials reportable segment.

•	Thermal Management Systems

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  We have not been successful in developing this product and are not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

Severance

In the first half of 2009, we announced certain cost reduction initiatives that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $0.2 million and $4.7 million in severance charges in the third quarter and first nine months of 2009, respectively, and paid out approximately $1.1 million and $2.9 million related to severance in the third quarter and first nine months of 2009, respectively.

A summary of the activity in the severance accrual as of September 30, 2009 is as follows:

Balance at December 31, 2008	$-
Provisions	4,675
Payments	(2,929)
Balance at September 30, 2009	$1,746

These charges are included in the “Restructuring and impairment charges” line item on our condensed consolidated statements of operations and are reported across all reportable segments.

Note 15 - Investment

In the third quarter of 2009, we made a strategic investment of $5.0 million in Solicore, Inc., headquartered in Lakeland, Florida.  Solicore is the world leader for embedded power solutions, offering its patented Flexicon advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices.  Our investment, part of a total of $13.3 million raised by Solicore in the current financing round, provides us with a minority equity stake in Solicore and representation on Solicore’s Board of Directors.  We account for this investment under the cost method as we cannot exert significant influence.  We also entered into a joint development agreement with Solicore to develop the next generation of power solution products.  As part of the agreement, we will have the exclusive right to manufacture a significant portion of the products that result from this collaboration.

Note 16 – Discontinued Operations

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

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net sales associated with the discontinued operations were $5.4 million and $14.9 million for the three and nine month periods ended September 28, 2008.  Net income for this operation for the three and nine month period ended September 28, 2008 was $0.8 million and $1.3 million.  Prior periods presented have been adjusted for this discontinued operation.

Note 17 – Income Taxes

Our effective tax rate was 6.7% and 16.7%, respectively, for the three month periods ended September 30, 2009 and September 28, 2008, and (220.7%) and 26.1% respectively, for the nine month periods ended September 30, 2009 and September 28, 2008, respectively, as compared with the statutory rate of 35.0%.  In both the three and nine month periods ended September 30, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In the three month period ended June 30, 2009, we recorded income tax expense of $53.1 million associated with applying a valuation allowance to our U.S. deferred tax assets.  We assess whether valuation allowances should be established against our deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of September 30, 2009, we are in a three-year cumulative loss position in the U.S. which is expected to increase by year end.  This three-year cumulative loss is significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  Accordingly, while our long-term financial outlook remains positive and we are analyzing certain tax planning strategies that could produce taxable income in the U.S. that may help us to realize our deferred tax assets, we have concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income is limited due to uncertainty created by the weight of the negative evidence previously described.  Therefore, during the second quarter of 2009, we recorded a $53.1 million charge to establish a valuation allowance against substantially all of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2009, we have approximately $0.6 million of accrued interest related to uncertain tax positions included in the $7.6 million of unrecognized tax benefits, all of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction: U.S. Federal 2006 – 2008, various states 2004 – 2008, and foreign 2005 – 2008.

Note 18 - Recent Accounting Standards

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	Rogers

Consolidation of Variable Interest Entities	June 2009
Requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.
			Continuing to assess the potential effects of this standard on our consolidated financial statements.	January 1, 2010

Recognition and Presentation of Other-Than-Temporary Impairments	April 2009	Provides additional guidance for the presentation and disclosure of other-than-temporary impairments. This also requires a “credit loss” to be recognized in earnings.	Additional financial reporting disclosures.	June 30, 2009

Employers’ Disclosures about Postretirement Benefit Plan Assets	December 2008	Requires extensive new annual fair value disclosures about assets in defined benefit postretirement benefit plans, as well as any concentrations of associated risks.	Additional annual financial reporting disclosures.	December 31, 2009

Note 19 – Subsequent Events

There were no events subsequent to September 30, 2009 and through our financial statement issuance date of November 3, 2009.

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

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, and mass transit.  We continue to focus on business opportunities around the globe, particularly in the Asian marketplace, as evidenced by the continued investment in our facilities in Suzhou, China, which functions as our manufacturing base serving our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

During the third quarter and first nine months of 2009, we continued to feel the impact of the global recession on our business as sales volumes declined by 15.9% and 25.4%, respectively, as compared to the comparable periods in 2008.  However, we have experienced sequential strengthening of sales, particularly in the third quarter of 2009, as volumes increased approximately 20.3% as compared to the second quarter of 2009.  We continue to believe that the remainder of 2009, as well as 2010, will continue to be a challenging time for us due to the continued uncertainty in the global economy and we are cautiously optimistic regarding improved business conditions in the coming months.  In challenging times like these, we believe that our diversification and position in the overall supply chain help to mitigate the negative impact on our business, as we typically experience order declines later than many other companies that are closer to the ultimate consumer of the end-product.  Historically, we recover faster than other companies, as we provide materials and component products to our customers who in turn sell to an end user, although past history is not an indication of the current marketplace nor a direct indication of what will occur in the future.  We do believe that we are well positioned to sustain our business through these difficult times, as we have a strong balance sheet with no debt, strong cash flows, and a clear focus on working capital management.

In the third quarter of 2009, our business returned to profitability, achieving earnings per dilutive share of $0.40 on $81.0 million in sales as compared to $0.46 earnings per dilutive share in the third quarter of 2008 on $96.3 million in sales.  Our results benefited from the increase in sales volumes, as well as the cost cutting measures and productivity improvements that began in the first quarter of 2009.  Also, our third quarter 2009 results included certain one-time charges of approximately $0.6 million, or $0.04 per diluted share, comprised mostly of severance charges and other integration costs associated with the integration of certain assets of MTI Global Inc.’s (MTI Global) silicones business, which were acquired in the second quarter of 2009.

On a year-to-date basis, sales were $213.9 million in 2009 as compared to $286.8 million in 2008, a decline of 25.4%.  For the first nine months of 2008, earnings per dilutive share were $1.35 as compared to a loss per share of $4.46 in the comparable period in 2009.  Year-to-date 2009 results included certain one-time restructuring and other one-time charges amounting to approximately $68.1 million, or $4.35 per share.  These charges included a $53.1 million charge related to a valuation allowance on our U.S. deferred tax assets; $13.4 million of impairment charges on certain fixed assets; $4.7 million in severance charges; and $0.8 million in incremental inventory reserves; partially offset by a $3.3 million deferred tax benefit related to certain impairment charges taken at our foreign locations and a $2.9 million gain on the acquisition of certain assets of MTI Global’s silicones business.  We also incurred a $1.9 million charge to accrue for a product liability claim in our Printed Circuit Materials operating segment, a $0.5 million charge to record an impairment on our auction rate securities in accordance with new accounting guidance that was adopted in the second quarter of 2009, $0.6 million of tax benefit on certain of these chages, as well as $0.7 million in incremental one-time costs associated with the integration of certain assets of MTI Global’s silicones business.  (For further discussion of these charges, see the “Restructuring and Impairment Charges” section in Item 2 and Note 14 in Item 1 of these condensed consolidated financial statements.)

The majority of these charges were taken as management reached certain conclusions about the future prospects of certain segments and products as a result of the strategic review our management team performed on various businesses during the second quarter of 2009.  These decisions, coupled with the decline in operating performance in certain businesses and geographic locations, over the first half of 2009, were the primary drivers behind the conclusions to impair certain long-lived assets and incur other one-time non-cash charges.

For the remainder of 2009, we will continue to focus on positioning ourselves to take advantage of the potential opportunities that could arise as the economy continues to recover.  We will focus on maintaining a strong balance sheet and lean working capital position, and believe that the impairments and other charges recorded during 2009 will better position us from a balance sheet and profitability perspective going forward.  We will continue to focus on new business development initiatives as we pursue internal product extensions as well as external opportunities, as evidenced by the acquisition of certain assets of MTI Global’s silicones business.in the second quarter of 2009 to enhance our silicone foam business, as well as our strategic investment in Solicore, Inc., a leader for embedded power solutions products, such as lithium polymer batteries for use in smart cards and controlled access cards, in the third quarter of 2009. These two ventures highlight the focus and importance we continue to place in seeking out new ways to grow our business and to expand our portfolio of products.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	30.4	31.7	26.0	32.2

Selling and administrative expenses	20.2	20.8	24.3	19.5
Research and development expenses	4.7	5.9	6.3	5.9
Restructuring and impairment charges	0.2	-	8.5	-
Operating (loss) income	5.3	5.0	(13.1)	6.8

Equity income in unconsolidated joint ventures	2.8	2.6	1.6	1.8
Other income (loss), net	0.2	0.6	(0.1)	0.8
Net impairment losses	-	-	(0.2)	-
Interest income, net	0.1	0.6	0.2	0.7
Acquisition gain	-	-	1.4	-
Income (loss) before income taxes	8.4	8.8	(10.2)	10.1

Income tax (benefit) expense	0.6	1.5	22.5	2.6

Net (loss) income	7.8%	7.3%	(32.7)%	7.5%

Net Sales

Net sales for the three month period ended September 30, 2009 were $81.0 million as compared to $96.3 million for the three month period ended September 28, 2008, a decrease of 15.9%, and $213.9 million versus $286.8 million for the respective nine month periods in 2009 and 2008, a decrease of 25.4%. The declines in the third quarter and year-to-date in 2009 were driven by declines across all of our reportable segments.  See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 31.7% in the third quarter of 2008 to 30.4% in the second quarter of 2009 and from 32.2% to 26.0% for the first nine months of 2008 and 2009, respectively.  The declines are primarily attributable to the overall decline in sales volumes in 2009 as compared to 2008 as all of our reportable segments experienced year over year declines in the respective periods, as well as the negative impact of lower levels of capacity utilization in our manufacturing facilities.  However, margins improved from 25.3% in the second quarter of 2009 to 30.4% in the third quarter of 2009, which can be partly attributable to the sequential increase in sales as well as the cost cutting activities and productivity improvements initiated in the first quarter of 2009.  See “Segment Sales and Operations” discussion below for additional information.

Selling and Administrative Expenses

Selling and administrative expenses declined 18.0% from $20.0 million in the third quarter of 2008 to $16.4 million in the third quarter of 2009 and 7.2% from $55.9 million in the first nine months of 2008 to $51.9 million in the first nine months of 2009.  The quarter-over-quarter decline in expense experienced in 2009 as compared to 2008 can be primarily attributable to our overall cost reduction initiatives which began in the first half of 2009, as well as certain costs that were incurred in 2008 that did not reoccur in 2009, such as additional incentive compensation costs, expenditures related to global tax minimization projects, and incremental litigation costs; partially offset by $0.5 million of incremental pension and postretirement benefit costs, as the overall pension expense in 2009 increased due primarily to the poor asset portfolio performance in 2008 as a result of the global recession’s impact on the stock market.

On a year-to-date basis, the decline in expense experienced in 2009 as compared to 2008 can be attributable to similar factors that drove the quarter-over-quarter declines, offset by additional charges incurred in 2009, including $1.9 million for certain product liability claims in our Printed Circuit Materials reportable segment, which we are currently evaluating for potential insurance recovery, and $2.3 million of incremental pension and postretirement benefit costs.

Research and Development Expenses

Research and development (R&D) expense declined from $5.7 million to $3.8 million in the third quarter of 2009 as compared to the third quarter of 2008 and from $16.9 million in the first nine months of 2008 to $13.5 million in the first nine months of 2009.  As a percentage of sales, R&D expense was 4.7% in the third quarter of 2009 as compared to 5.9% in the third quarter of 2008.  On a year-to-date basis, R&D expense as a percentage of sales increased slightly from 5.9% in 2008 to 6.3% in 2009.  We continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year.  We are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  We believe that investment in technology and R&D initiatives are a fundamental strength of our company that has been a key driver to our past success and will be a key aspect to our continued success in the future.

Restructuring and Impairment Charges

In the third quarter of 2009, we recorded approximately $0.2 million in restructuring and impairment charges, which related primarily to severance charges associated with the workforce reduction from our acquisition of certain assets of MTI Global’s silicones business as we relocate manufacturing from Richmond, Virginia to Carol Stream, Illinois.  During the first nine months of 2009, we incurred approximately $16.1 million in restructuring and impairment charges, which were comprised of the following:

•
$13.4 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Durel ($4.6 million), Advanced Circuit Materials ($0.8 million), and Thermal Management Systems ($0.3 million) operations;

•	$1.9 million in severance related to a workforce reduction; and
•	$0.8 million in charges related to additional inventory reserves at Durel and Flexible Circuit Materials, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

The following section discusses these charges in further detail:

Asset Impairments

•	Flexible Circuit Materials

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

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million will be classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

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

These charges are reported in our Other Polymer Products reportable segment.

•	Durel

Over the past few years, our Durel electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took certain initial steps to restructure the Durel business for this decline, as we shifted the majority of our manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, at this point we have not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production is now primarily limited to automotive applications as there are no longer material sales into the handheld market as of the second quarter of 2009, is an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we do not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer has any value or future use.  This charge is reported as part of “Cost of sales” in our condensed consolidated statements of operations.

These charges are reported in our Custom Electrical Components reportable segment.

•	Advanced Circuit Materials

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

These charges are reported in our Printed Circuit Materials reportable segment.

•	Thermal Management Systems

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  We have not been successful in developing this product and are not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

Severance

In the first half of 2009, we announced certain cost reduction initiatives that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $0.2 million and $4.7 million in severance charges in the third quarter and first nine months of 2009, respectively, and paid out approximately $1.1 million and $2.9 million related to severance in the third quarter and first nine months of 2009, respectively.

A summary of the activity in the severance accrual as of September 30, 2009 is as follows:

Balance at December 31, 2008	$-
Provisions	4,675
Payments	(2,929)
Balance at September 30, 2009	$1,746

These charges are included in the “Restructuring and impairment charges” line item on our condensed consolidated statements of operations and are reported across all reportable segments.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $2.5 million in the third quarter of 2008 to $2.3 million in the third quarter of 2009 and from $5.1 million in the first nine months of 2008 to $3.5 million in the first nine months of 2009.  These declines were driven by significant volume declines in our foam joint ventures, Rogers Inoac Suzhou Corporation (RIS) in China and Rogers Inoac Corporation (RIC) in Japan, due in part to the global economic recession and excess inventory availability, which drove significant sales volume declines in the first half of 2009 and on a year-over-year and quarter-over-quarter comparative bases.  However, volumes have improved over the course of 2009, as these ventures returned to profitability in the second quarter of 2009 and began to approach comparable period volume and profit levels in the third quarter of 2009.

Other Income (Loss), Net

Other income(loss) declined from income of $0.6 million in the third quarter of 2008 to income of $0.2 million in the third quarter of 2009 and, on a year-to-date basis, from income of 2.3 million in 2008 to a loss of $0.1 million in 2009.  The decreases are driven primarily from the unfavorable foreign exchange impact due to the depreciation of the US dollar in 2009; partially offset by gains from our foreign currency hedging program.

Interest Income, Net

Interest income decreased from $0.6 million and $2.0 million, respectively, for the third quarter and first nine months of 2009 as compared to the prior year periods due primarily to the decline in interest rates as a result of the Federal government’s actions to reduce rates in an effort to stimulate the recessionary economy.

Income Taxes

Our effective tax rate was 6.7% and 16.7%, respectively, for the three month periods ended September 30, 2009 and September 28, 2008, and (220.7%) and 26.1% respectively, for the nine month periods ended September 30, 2009 and September 28, 2008, respectively, as compared with the statutory rate of 35.0%.  In both the three and nine month periods ended September 30, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In the three month period ended June 30, 2009, we recorded income tax expense of $53.1 million associated with applying a valuation allowance to our U.S. deferred tax assets.  We assess whether valuation allowances should be established against our deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of September 30, 2009, we are in a three-year cumulative loss position in the U.S. which is expected to increase by year end.  This three-year cumulative loss is significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  Accordingly, while our long-term financial outlook remains positive and we are analyzing certain tax planning strategies that could produce taxable income in the U.S. that may help us to realize our deferred tax assets, we have concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income is limited due to uncertainty created by the weight of the negative evidence previously described.  Therefore, during the second quarter of 2009, we recorded a $53.1 million charge to establish a valuation allowance against substantially all of our U.S. deferred tax assets.

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

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net sales associated with the discontinued operations were $5.4 million and $14.9 million for the three and nine month period ended September 28, 2008.  Net income for this operation for three and nine month period ended September 28, 2008 was $0.8 million and $1.3 million.

Segment Sales and Operations

High Performance Foams

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Net sales	$33.8	$33.9	$76.4	$93.0
Operating income (loss)	6.2	7.3	2.6	17.7

Our High Performance Foams (HPF) reportable segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment remained relatively flat in the third quarter of 2009 as compared to 2008; however, 2009 results included a full quarter of sales from our second quarter acquisition of certain assets of MTI Global’s silicone foam business.  Excluding these incremental sales, our foam sales decreased quarter-over-quarter by approximately 12.7%.  However, on a sequential basis, sales excluding the acquisition increased by approximately 21.6% as compared to the second quarter of 2009.  The sequential increase in sales was driven by strong volumes into the cell phone and consumer electronics markets.  Additionally in the quarter, orders increased for silicone foam materials into the aerospace, mass transit and general industrial markets.  On a year-to-date basis, sales were lower across virtually all market segments due primarily to the global economic recession, as sales declined by approximately 17.8% from the first nine months of 2008 to the first nine months of 2009.

 Operating results declined by 15.1% and 85.3%, respectively, in the third quarter and first nine months of 2009 as compared to prior year periods.  2009 results included one-time integration costs associated with our second quarter acquisition of certain assets of MTI Global’s silicones business of approximately $0.4 million and $0.7 million in the third quarter and first nine months of 2009, respectively.  Additionally, year-to-date results included $1.6 million of severance costs.  The integration of the recently acquired silicone foam product lines from MTI Global is currently on schedule and expected to be completed on plan and within budget.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Net sales	$28.6	$31.8	$83.1	$94.3
Operating income (loss)	1.5	-	(1.5)	4.6

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment decreased by 10.1% in the third quarter of 2009 as compared to the third quarter of 2008 and 11.9% in the first nine months of 2009 as compared to the first nine months of 2008.  On a year-to-date basis, sales were down primarily as a result of the global recession, although the PCM segment did not experience as significant a decline as some of our other segments, particularly HPF.  Third quarter results, although down from prior years, were sequentially stronger as compared to the second quarter of 2009 as we experienced strong demand for high frequency materials into the satellite television market for low noise block-down converters (LNBs) in China and moderate demand in the U.S. and Europe.  However, sales into the wireless infrastructure market were down slightly in the third quarter as 3G (third generation) sales in China were minimal.  We expect sales for high frequency printed circuit materials for the China 3G build out to increase slightly in the fourth quarter.  Additionally, sales into the defense and high reliability markets were up modestly in the third quarter.

In the third quarter, operating results improved from breakeven in 2008 to a profit of $1.5 million in the third quarter of 2009.  On a year-to-date basis, operating results declined from a profit of $4.6 million in the first nine months of 2008 to a loss of $1.5 million in the first nine months of 2009.  Year-to-date 2009 results included approximately $0.8 million of costs related to the impairment of certain equipment, as well as $1.9 million related to a product liability claim, severance charges of $1.7 million and approximately $0.4 million of other one-time costs, as described in Note 14 to the condensed consolidated financial statements.

Custom Electrical Components

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Net sales	$12.1	$23.2	$37.4	$75.9
Operating income (loss)	(2.1)	0.1	(16.3)	2.9

Our Custom Electrical Components reportable segment is comprised of electroluminescent (EL) lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 48.0% and 50.7%, respectively, in the third quarter and first nine months of 2009 as compared to the respective prior year periods.  The quarter-over-quarter decrease in sales is directly related to the previously disclosed decline in demand for EL lamps for keypad backlighting in the portable communications market.  However, sales of power distribution systems products into locomotives for the mass transit market were stable in the third quarter of 2009 and continue to make good progress in the sustainable energy markets for wind turbine applications, although funding for these large scale projects continues to be challenging.

Operating results declined significantly from a profit of $0.1 million in the third quarter of 2008 to a loss of $2.1 million in the third quarter of 2009 and from a profit of $2.9 million in the first nine months of 2008 to a loss of $16.3 million in the first nine months of 2009.  2009 results included $4.6 million of charges related to the impairment of certain assets, $0.4 million in incremental inventory reserves and severance charges of $1.0 million, as described in Note 14 to the condensed consolidated financial statements.

Other Polymer Products

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Net sales	$6.6	$7.4	$17.0	$23.7
Operating loss	(1.4)	(2.6)	(12.8)	(5.6)

Our Other Polymer Products reportable segment consists of elastomer rollers, floats, non-woven materials, thermal management products and flexible circuit material products.  Net sales in this segment decreased by 10.8% and 28.3%, respectively, in the third quarter and first nine months of 2009 as compared to the prior year periods, while operating losses increased from a loss of $2.6 million in the third quarter of 2008 to a loss of $1.4 million in the third quarter of 2009; however, on a year-to-date basis, losses increased significantly from a loss of $5.6 million in the first nine months of 2008 to a loss of $12.8 million in the first nine months of 2009.  Year-to-date 2009 results include $7.7 million in asset impairment charges related to equipment and buildings, $0.4 million of incremental inventory reserves and severance charges of $0.4 million, as described in Note 14 to the condensed consolidated financial statements.  The slightly improved quarter-over-quarter and year-to-date results (net of the above one-time items) are primarily attributable to the improved operating results in our elastomer rollers and floats product lines, partially offset by costs associated with our new thermal management products, which are still in their start up phase and have yet to generate material sales volumes.  We continuously evaluate the viability of the product portfolio in this segment as it relates to the overall long-term strategic and operational focus of our Company.

Liquidity, Capital Resources and Financial Position

We believe our strong balance sheet and our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the third quarter of 2009.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe over the next twelve months, internally generated funds plus available lines of credit and other sources of liquidity will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships.

(Dollars in thousands)	September 30, 2009	December 31, 2008
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$43,307	$70,625
Accounts receivable	52,428	44,492
Inventory	34,734	41,617

	Nine Months Ended
	September 30, 2009	September 28, 2008
Key Cash Flow Measures:
Cash provided by (used in) operating activities from continuing operations	$(13,328)	$47,579
Cash used in investing activities from continuing operations	(16,575)	(15,075)
Cash provided by (used) in financing activities	1,323	(25,628)

At September 30, 2009, cash, cash equivalents and short-term investments totaled $43.3 million as compared to $70.6 million at December 31, 2008.  This includes $1.0 million of auction rate securities that were redeemed in October 2009, and therefore are considered short term investments as of September 30, 2009.  The decline from December is primarily due to the following cash payments made during the nine months ended September 30, 2009:  $8.0 million net payment for the settlement of the CalAmp litigation; $8.0 million contribution to our pension fund; approximately $11.0 million related to incentive compensation payouts related to the 2008 performance year, $7.4 million for the acquisition of silicone foam product lines from MTI Global Inc. and $5.0 million for the investment in Solicore, Inc.

Significant changes in our balance sheet accounts from December 31, 2008 to September 30, 2009 are as follows:

o
Inventories decreased from $41.6 million at December 31, 2008 to $34.7 million at September 30, 2009 primarily due to decreased production levels across the Company as a result of the decline in volumes, which resulted in the sale of existing inventory rather than inventory produced in 2009, as well as a management focus on maintaining lean inventory levels in this recessionary environment to help strengthen our working capital position.

o
As of September 30, 2009, we do not have current or long term deferred income tax assets, versus the balances of $9.8 million and $37.9 million at December 31, 2008 due to a valuation allowance recorded against our U.S. deferred tax asset as of the end of the second quarter of 2009.

o
Accrued employee benefits and compensation decreased $4.6 million from $23.4 at December 31, 2008 to $18.8 million at September 30, 2009 primarily due to an incentive compensation payout of approximately $11.0 million related to the 2008 performance year; partially offset by approximately $5.0 million in accrued pension costs for 2009 and $1.7 million of accrued severance as of September 30, 2009.

o
Long-term pension liability decreased by $8.0 million from $43.7 million to $35.7 million due to an $8.0 million contribution to our pension plans in the first quarter of 2009 to improve the funded status of the plans to approximately 95%-98%.

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

There were no borrowings pursuant to the Credit Agreement at September 30, 2009 and December 31, 2008, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  As of September 30, 2009, due to our financial results through the nine months ended in September 2009, our ability to borrow against these lines has been significantly impaired, however we are currently in discussions concerning the availability of financing under this Credit Agreement.

At September 30, 2009, we had certain standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

•	$1.0 million irrevocable standby LOC – to guarantee Rogers’ self insured workers compensation plan;
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)

No amounts were owed on the LOCs as of September 30, 2009 or December 31, 2008, respectively.

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

Auction Rate Securities

At year-end 2007, we classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter, and all of our auction rate securities have been in a loss position since that time.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation.

As of the end of the third quarter of 2009, approximately $9.5 million of auction rate securities have been redeemed at par value, including approximately $5.1 million in the first nine months of 2009.  As of September 30, 2009, the par value of our remaining auction rate securities was $45.0 million, which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2008.  This analysis resulted in no change in the fair value of our auction rate securities in the third quarter of 2009 and a total impairment of $5.3 million overall on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $0.5 million and one amount representing an impairment due to all other factors for $4.8 million.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash internally and through other sources to fund the operations and future growth of the business absent these securities.

The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Contingencies

During the third quarter of 2009, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the third quarter of 2009.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Effective Date for
Subject	Date Issued	Summary	Effect of Adoption	Rogers

Consolidation of Variable Interest Entities	June 2009
Requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.
			Continuing to assess the potential effects of this standard on our consolidated financial statements.	January 1, 2010

Recognition and Presentation of Other-Than-Temporary Impairments	April 2009	Provides additional guidance for the presentation and disclosure of other-than-temporary impairments. This also requires a “credit loss” to be recognized in earnings.	Additional financial reporting disclosures.	June 30, 2009

Employers’ Disclosures about Postretirement Benefit Plan Assets	December 2008	Requires extensive new annual fair value disclosures about assets in defined benefit postretirement benefit plans, as well as any concentrations of associated risks.	Additional annual financial reporting disclosures.	December 31, 2009

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the third quarter of 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the third quarter of 2009.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2008 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2009.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

On April 30, 2009, we acquired certain assets of MTI Global Inc.’s silicones business, which has facilities in Richmond, Virginia and Bremen, Germany, for $7.4 million.   Since this acquisition occurred in April 2009, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired operations of MTI Global Inc., as permitted by Section 404 of the Sarbanes-Oxley Act and SEC rules for recently acquired businesses.

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

10.1
Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the Rogers Corporation 2009 Long-Term Equity Compensation Plan (the “2009 Plan”), ** filed herewith.  This form is used following approval of the 2009 Plan at the Company’s May 7, 2009 Annual Meeting of Shareholders.

10.2
Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan, ** filed herewith.   This form is used following approval of the 2009 Plan at the Company’s May 7, 2009 Annual Meeting of Shareholders.

10.3	Form of Restricted Stock Agreement under the 2009 Plan, ** filed herewith.

10.4	First Amendment to the Rogers Corporation Amended and Restated Pension Restoration Plan, ** filed herewith.

10.5	First Amendment to the Rogers Corporation Voluntary Deferred Compensation Plan for Non-Management Directors (as Amended and Restated Effective as of October 24, 2007), ** filed herewith.

10.6	Second Amendment to the Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees (as Amended and Restated Effective as of October 24, 2007), ** filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

Part II, Items 2, 3, 4, and 5 are not applicable and have been omitted.

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

Dated:  November 3, 2009