Form 10-K
period 2009-12-31
ROGERS CORP
filed 2010-02-19
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File No. 1-4347
       ____________________________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                              Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                              Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)                                                       Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $317,237,979.  Rogers has no non-voting common equity.

The number of shares outstanding of capital stock as of February 5, 2010 was 15,777,099.

Documents Incorporated by Reference:

Portions of Rogers’ definitive proxy statement for its Annual Meeting of Shareholders, currently scheduled for May 12, 2010, are incorporated by reference into Part III of this Report.

Exhibit 10l	Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 (including all exhibits and schedules)
Exhibit 10r	Schedule of Indemnification Agreements for Officers
Exhibit 21	Subsidiaries of Rogers Corporation
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh USA, Inc.
Exhibit 23.3	Consent of Independent Registered Public Accounting Firm
Exhibit 31(a)	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32(a)	Certification of President and CEO and Vice President, Finance and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

Item 1.  Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation.  We have adapted our products over the 177 years of our history to meet the changing needs of the various markets we have served and currently serve.  We initially manufactured specialty paperboard for use in early electrical applications, and today we predominantly supply a wide range of specialty materials and components for the portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense, and sustainable energy markets.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, wind and solar energy applications, and hybrid, including electric, vehicles.  We continue to focus on business opportunities around the globe and particularly in the Asian marketplace, as evidenced by the continued investment in and expansion of our manufacturing facilities in Suzhou, China, which function as the manufacturing base to serve our customers in Asia.

As used herein, the “Company”, “Rogers”, “we”, “our”, “us” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Segments & Products

We operate in four reportable segments: Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.  Financial information by business segment and geographic area appears in Note 16 of the Consolidated Financial Statements on page 80of this Form 10-K.  Our products are based on our core technologies in polymers, fillers, and adhesion.  Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under our valuable trade names.

Printed Circuit Materials

Our Printed Circuit Materials reportable segment includes printed circuit board laminate products for high frequency, high performance applications.  Our Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

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

Our 50% owned joint venture with Mitsui Chemicals, Inc. of Japan, Polyimide Laminate Systems, LLC (PLS), extends and complements our Printed Circuit Materials business.  It was established in early 2000 to sell adhesiveless flexible circuit material products to Hutchinson Technology Incorporated (HTI).  HTI uses these materials to make trace suspension assemblies in magneto resistive hard disk drives.

High Performance Foams

Our High Performance Foams reportable segment includes polyurethane and silicone foam products.  These foams have characteristics that offer functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

High Performance Foams are sold to fabricators, distributors and original equipment manufacturers for applications in consumer electronics, mass transit, defense and other markets.  Trade names for our High Performance Foams include:  PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; and R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials.  BISCO® silicone foams, solids, sponge and extrusion products for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame.

In the second quarter of 2009, we acquired certain assets of MTI Global Inc.’s silicones business.  MTI Global Inc. had established a solid presence as a solutions provider in several key markets that we are targeting for future growth, including mass transit and other markets requiring high reliability, high performance materials.  We believe that the addition of the product lines from MTI Global Inc. will expand the opportunities for both our existing products, as well as the acquired products, through exposure to new markets and applications.  We also plan to leverage the acquired technologies to create even more innovative materials solutions.

Two of our 50% owned joint ventures extend and complement our worldwide business in High Performance Foams.  Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Nagoya, Japan to predominantly serve the Japanese market.  In 2004, we further extended our relationship with INOAC Corporation with the formation of another joint venture in Suzhou, China, Rogers INOAC Suzhou Corporation (RIS), which also manufactures polyurethane foam materials primarily for the Chinese market.

Custom Electrical Components

Our Custom Electrical Components reportable segment includes power distribution component products, electroluminescent lamps and inverters.  We manufacture power distribution components in Ghent, Belgium and Suzhou, China, under the RO-LINX® trade name. We sell these RO-LINX® products to manufacturers of high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains) and renewable energy generation (e.g. wind turbines). In the industrial applications area, our RO-LINX® products are utilized in a large variety of Variable Frequency Drives for high to mid power applications. We manufacture DUREL® electroluminescent lamps (EL lamps) in Chandler, Arizona and Suzhou, China and we also design and sell inverters that power the EL lamps.  EL lamps and inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties that primarily serve the portable communication and automotive markets.

Other Polymer Products

Our Other Polymer Products reportable segment includes elastomer components, nonwoven composite materials, thermal management products, and distribution activity related to flexible circuit material products.

Elastomer components are sold to OEM’s for applications in ground transportation, office equipment, consumer and other markets.  Trade names for our elastomer components include:  NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines.

Our nonwoven composite materials are manufactured for use in medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

Our thermal management business was formed in the fourth quarter of 2007 and is targeted at serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices.  This venture is still in its start-up phase as no material sales have been generated to date.

In 2007, we restructured our flexible circuit materials business and outsourced the majority of the manufacturing activities related to this business to our Taiwanese joint venture with Chang Chun Plastics, Co., Ltd., Rogers Chan Chun Technologies, Inc. (RCCT).  As part of this restructuring, we agreed to act as a distributor for the certain products now manufactured at RCCT, the sales for which are reported in this segment.  RCCT was originally established in late 2001 to manufacture flexible circuit material for customers in Taiwan.

This segment no longer includes our polyolefin foams operating segment, which was divested in the third quarter of 2007, and our Induflex operating segment, which was divested in the fourth quarter of 2008.

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout the Americas, Europe and Asia.  Our products were sold to over 2,600 customers worldwide in 2009. Although the loss of all the sales made to any one of our larger customers would require a period of adjustment during which the business of a segment would be adversely affected, we believe that such adjustment could be made over a period of time due to the diversity of our customer base.  We also believe that our business relationships with the major customers within all of our key markets are generally favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.  However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the United States and in most foreign markets.  Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

Our strategic reportable segments – Printed Circuit Materials, High Performance Foams and Custom Electrical Components – all participate in industries that are characterized by strong competition from around the globe.  The competition, which is comprised not only of those companies which make directly competing materials, but also those companies which make comparable and therefore potentially substitutable materials, is typically from substantially larger, multinational manufacturers that often have greater financial resources than we do, as well as smaller regional producers with lower overhead costs and profit requirements, particularly in Asia.

Our overall strategy as a Company, which is implemented at each of our strategic reportable segments, is to offer highly regarded, technologically advanced products that are price competitive and to link our product offerings with superior market knowledge and customer service.  Further, we believe that in order to provide outstanding customer support we must be geographically close to our customers in order to provide local service, support and distribution, which we address through our manufacturing facilities in the U.S., Europe and China, and our various sales offices around the globe.  We believe this serves to differentiate our products and services, and provides us a competitive advantage. We further believe that our relative position is dependent on our ability to maintain our technological advantage and the highest levels of design and customer service support; however, there is no assurance that we will be technologically competitive in the future, or that we will continue to develop new products that are technologically competitive.

The following discusses the competitive landscape in each of our strategic business segments in greater detail.

Printed Circuit Materials

Our Printed Circuit Materials reportable segment offers products which we believe are leaders in most of the segments it serves, including communication infrastructure, consumer electronics, and mass transit and defense.  A key strategy in this segment is to continue to develop and produce laminate products that are technology leaders in the markets where they participate, particularly as the need for more advanced application use is demanded, such as in the wireless infrastructure where demand for data transmission capacities is continuously growing.  On a regional basis, this segment participates in North America, Europe and Asia.  It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies.  As with our other segments, this segment must compete on quality, price and service, and must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

High Performance Foams

Our High Performance Foams reportable segment offers products that we believe are leaders in most of the segments it serves, including portable communications, consumer electronics, mass transit, and defense.  We have a strong presence worldwide, particularly in North America, Europe and Asia.  Our competition is comprised of companies from around the globe, including large multinational companies, as well as small regional companies, particularly in Asia.  In these areas, we typically compete on price, as well as quality and service, and we focus on protecting our intellectual property, particularly in regions where such laws are not as strictly enforced.  We also strive to continuously differentiate our product offerings, as commoditization of certain products is always a risk.

Custom Electrical Components

Our Custom Electrical Components reportable segment offers products that we believe are leaders in most segments it operates in, including mass transit.  We have a strong presence in both Asia and Europe, which are the two primary geographical areas for traction converter applications.  Our competition consists mainly of European companies, with some competition in the U.S., and a growing competitive presence in Asia.

Research and Development

Research and development activities constitute an important and vital part of our overall business strategy.  Our overall focus is typically on niche segments where we can differentiate, through technological advantage, our products from our competition’s products.  The markets we serve are typically characterized by rapid technological changes and advances.  Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in research and development.

Patents and Other Intellectual Property Rights

We have many domestic and foreign patents and licenses and have additional patent applications on file related to all business segments.  These patents and licenses vary in duration and provide some protection from competition.  In some cases, the patents result in license royalties.  Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the U.S. and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

While our patents provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the innovative skills, systems and process knowledge, and technological expertise of our personnel; the range and success of new products we develop; and our customer service and support.  It is generally our policy to defend our patents when we determine it is in our best interests and the best interests of our shareholders to do so.  We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business.

We do believe that our patents provide an important competitive advantage in many of our businesses; however, in general, no single patent or group of patents is in itself essential to the Company as a whole or to any of the Company’s business segments.

Environment

The nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable.  We do not believe that the outcome of any of these environmental matters will have a material adverse effect on our results of operations, financial position or cash flows, nor have we had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (“Legal Proceedings”) and Note 14 to the Consolidated Financial Statements of this Form 10-K.  However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on us.

Raw Materials

We are required to purchase a wide variety of raw materials in order to manufacture our various products and materials.  Some of these raw materials are only available through limited sources which, if discontinued, could interrupt production.  When this has occurred in the past, we have typically purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers.  We believe that similar responses would mitigate any raw material availability issues in the future.

Seasonality

In our opinion, generally, there is no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for those products used in cellular telephones due to the annual new model launch timetable, which can vary slightly from year to year in terms of timing and impact.

Employees

As of December 31, 2009, we employed approximately 1,735 employees.

Backlog

Our backlog of firm orders was $29.2 million at December 31, 2009, as compared to $24.8 million at December 31, 2008.  The increase at the end of 2009 was primarily related to the increase in sales in the High Performance Foams reportable segment, as backlog for the polyurethane and silicone foam business, primarily sold into the mass transit, portable communications and consumer electronics markets, combined with the effect of the acquisition of certain assets of MTI Global Inc., increased by approximately $5.4 million at year-end 2009 as compared to year-end 2008.

Executive Officers

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2005-2009

Robert D. Wachob	62	President and Chief Executive Officer	2004

Michael D. Bessette	56	Vice President, Advanced Circuit Materials	2008	Vice President, Durel Division from January 2004 to July 2008

Michael L. Cooper	57	Vice President, Logistics	2009	Vice President, Rogers Asia from May 2004 to July 2009

Robert C. Daigle	46	Senior Vice President and Chief Technology Officer	2009	Vice President, Research and Development and Chief Technology Officer from October 2003 to June 2009

Debra J. Granger	50	Vice President, Corporate Compliance and Controls	2007	Director, Corporate Compliance and Controls of the Company from March 2003 to February 2007

Jeffrey M. Grudzien	47	Vice President, Sales and Marketing	2007	Director of Asia Sales from January 2007 to September 2007; Director of Marketing from January 2005 to January 2007

Peter G. Kaczmarek	51	Senior Vice President	2009	Vice President, High Performance Foams and Information Technology from February 2007 to June 2009; Vice President, High Performance Foams Division from August 2001 to February 2007

Dennis M. Loughran	52	Vice President, Finance and Chief Financial Officer, Principal Financial Officer	2006	Vice President, Finance and Supply Chain, Alcoa Consumer Products from June 2000 to January 2006

Terrence W. Mahoney	62	Vice President and General Counsel	2009	Counsel, McDermott Will & Emery from July 2008 to July 2009; Partner, Dewey & LeBoeuf LLP from November 2001 to July 2008

Paul B. Middleton	42	Treasurer	2009
Principal Accounting Officer from August 2007 to July 2009; Corporate Controller from February 2006 to August 2007; Acting Chief Financial Officer and Corporate Controller from March 2005 to February 2006; Corporate Controller from December 2001 to March 2005

Ronald J. Pelletier	36	Corporate Controller and Principal Accounting Officer	2009	Corporate Controller from September 2008 to July 2009; Manager Financial Reporting from January 2004 to September 2008

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2005-2009

Michael N. Sehnert	46	Vice President, Rogers Asia	2009	General Manager, Elastomer Components Division from January 2006 to July 2009; General Manager, Floats from March 2005 to January 2006

Robert M. Soffer	62	Vice President and Secretary	2007	Vice President, Secretary and Treasurer from March 2005 to August 2007; Vice President and Secretary from December 2002 to March 2005

Luc Van Eenaeme	51	Vice President, Rogers Europe	2004

Available Information

We make available through a link on our website (http://www.rogerscorp.com), free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

We also make available on our website, in a printable format, the charters for a number of our various Board of Director committees, including the Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to our Corporate Governance Guidelines, Bylaws, Code of Business Conduct and Ethics and Related Party Transactions policies.  Our website is not incorporated into or a part of this Form 10-K.

Item 1A.  Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our stock.  The risks discussed below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially.

Status of the Global Economy

During 2009, the global economy continued to experience the repercussions of the extreme disruptions that occurred in 2008.  In general, this resulted in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability, among other things. There can be no assurance that there will not be further deterioration in credit and financial markets and in confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  Continuing adverse global economic conditions in our markets will likely negatively impact our business, which could result in the following conditions, among others:

•	Reduced demand for our products;
•	Increased price competition for our products;
•	Increased credit or other financial difficulties at our suppliers that could result in delays in their ability to supply us with necessary raw materials, components or finished products;
•	Increased risk of excess and obsolete inventories;
•	Increased risk of the collectability of cash from our customers;
•	Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
•	Higher operating costs as a percentage of revenues.

Financial and Credit Market Volatility

Continued volatility in the financial markets could have a significant effect on our business as it could impact the returns generated on our investment portfolio, our ability to obtain financing, and consequently, our ability to further diversify our business through strategic acquisitions or other alliances, and our ability to obtain and hold insurance, among other things.  As our investments and certain other assets are impacted by market conditions, such as factors that affect interest rates and the underlying liquidity of the related investment banks through which we hold investments, any volatility in our or their ability to liquidate our investments could negatively effect our financial position.  Undertaking acquisitions and divestitures is an important component of our long-term growth strategy.  The volatility of the credit markets can significantly affect us from an acquisition standpoint, through access to our line of credit and other forms of financing, and from a divestiture standpoint, through the availability of funds to the potential acquiring party.

Technology and Product Development

Our future results depend in part upon our ability to continue to develop new products and improve our product and process technologies. Our success in these efforts will be determined by our ability to anticipate market requirements in our product development efforts, and the acceptance and continued commercial success of the end user’s products.  Additionally, our success depends upon our ability to adapt to technological changes and to support established and emerging industry standards.

In particular, the portable communications market is characterized by frequent new product introductions, evolving industry standards, rapid changes in product and process technologies, price competition and many new potential applications.  To continue to be successful in this area, we must be able to consistently develop, produce and supply materials that meet the demanding expectations of customers for quality, performance and reliability at competitive prices.  Our timely introduction of new products to meet these needs could be affected by engineering or other development program delays and problems in effectively and efficiently increasing production to meet customer needs.  In addition, rapid technological change, significant pricing pressures and short lead times characterize the markets for portable communications and other electronic devices.  Because we manufacture and sell our own materials to meet the needs of these markets, our results may be negatively affected by these factors.

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

Raw Materials

From time to time, we must procure certain raw materials from single or limited sources that expose us to price increases and inconsistent material quality.  In addition, our inability to obtain these materials in required quantities could result in significant delays or reductions in our own product shipments.  In the past, we have been able to purchase sufficient quantities of raw materials to sustain production until alternative materials and production processes could be qualified with customers.  However, any inability to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse affect on our operating results.

Foreign Manufacturing and Sales

Our international manufacturing and sales involve risks, including potential negative impacts of governmental controls, currency exchange fluctuation, potential insolvency of international customers, reduced protection for intellectual property rights, the impact of recessions in foreign countries, political instability, employee selection and retention, and generally longer receivable collection periods, as well as tariffs and other trade barriers.  There can be no assurance that these factors will not have an adverse effect on our future international manufacturing and sales, and consequently, on our operating results and financial condition.

Unanticipated Events that are Beyond Our Control

Our business and operating results may be affected by certain events that we cannot anticipate and that are beyond our control, such as natural disasters and national emergencies, which could disrupt production at our facilities and cause delayed deliveries, cancelled orders and possibly loss of market share.  We purchase certain raw materials from single or limited sources, and, even if our facilities are not directly affected by such events, we could be affected by interruptions of production at our suppliers.  In addition, our customers could be affected by certain events, which could decrease demand for our products.

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

Acquisitions and Divestitures

Acquisitions and investments in technologies are an important component of our long-term growth strategy.  Accordingly, our future performance will be impacted by our ability to identify appropriate businesses and technologies to acquire, as well as effectively and efficiently integrating such acquisitions into Rogers.  There is no certainty that we will succeed in such endeavors.

We also continually review our current business and product portfolio to attempt to maximize our business performance.  We may in the future, deem it appropriate to pursue the divestiture of product lines or businesses as conditions dictate.  These strategic decisions could have a potential negative impact on our business.

Environmental and Other Litigation

We are subject to a variety of claims and lawsuits arising out of the conduct of our business which could ultimately have a material adverse impact on our business, including our results of operations, financial condition and cash flows.  Such claims could result from environmental issues, product liability claims and general litigation, among others.

We are currently engaged in proceedings involving a waste disposal superfund site, as a participant in a group of potentially responsible parties (PRP's).  Our estimation of the environmental liability is based on an evaluation of currently available information with respect to the situation, including existing technology, presently enacted laws and regulations, and our past experience in addressing environmental matters.  Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRP's, and our share of the contributions of alleged waste to the site, which we believe is de-minimis.  In addition, we believe we have sufficient insurance to cover all material costs of this claim.  However, there can be no assurances that our estimates will not be disputed or that any ultimate liability concerning this site will not have a material adverse effect on us.

We are also involved in certain asbestos-related product liability litigation.  The level of such litigation has escalated in certain U.S. states in recent years and involves hundreds of companies that have been named as defendants.  At December 31, 2009, there were approximately 167 claims pending against us.  We expect that additional claims will be brought against us in the future.  Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

Adequacy of Reserve Levels

We establish reserves to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and various liabilities.  However, these reserves may not be adequate to cover future write-downs or losses.  These reserves are subject to adjustment from time to time  and are based on management’s best estimates based on the facts and circumstances known at the time. Such reserves are subject to many uncertainties, including bankruptcy or other financial problems at key customers.  In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, it is reasonably possible such matters could be decided against us and require the payment of damages or other expenditures in amounts that are not presently estimable.

The effects on our financial results of many of these factors depend in some cases on our ability to obtain insurance covering potential losses.

Changes in Tax Rates and Exposure to Additional Income Tax Liabilities

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions.  Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, increases in tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, which could affect our profitability.  In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income.  In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect profitability.

Expense Reduction and Cost Containment Goals

In the first half of 2009, as well as over the past few years, we implemented certain restructuring plans in order to better align our cost structure with our anticipated revenue stream in order to maximize the results of our operations and to generate positive cash flows.  However, we may not realize the anticipated benefits of these restructuring plans and, to the extent that we do not reach our objectives, we may be required to implement further restructuring plans, which may lead us to incur material future charges. Further, our restructuring plans could result in potentially adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Ability to Access Capital Markets

By the end of 2008, the volatility and disruption in the capital and credit markets had reached unprecedented levels.  This situation moderated slightly in 2009; however, if these conditions were to worsen, there can be no assurance that we will not experience a material adverse effect on our ability to borrow money, including under our existing credit facility, or have access to capital, if needed.  Although our lender has made commitments to make funds available to us in a timely fashion, our lender may be unable or unwilling to lend money.  In addition, if we determine that it is appropriate or necessary to raise capital in the future, the future cost of raising funds through the debt or equity markets may be cost prohibitive or those markets may lack sufficient liquidity to meet our needs.  If we were unable to raise funds through debt or equity markets, it could materially and adversely affect our business, financial condition and results of operations.

International Nature of Our Business

Due to the international nature of our business, political or economic changes could negatively impact our future sales, expenses and financial condition.  Such international factors that could materially impact our business include, but are not limited to the following:

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

For fiscal 2009, sales of our products to foreign customers accounted for approximately 72% of our net sales. As of December 31, 2009, we employed approximately 1,000 employees overseas. In addition, a portion of our product and component manufacturing, along with key suppliers, is located outside of the United States, and also could be disrupted by some of the international factors described above.

Our Stock Price is Volatile

The market price of our common stock has fluctuated widely from the beginning of fiscal year 2007 through the end of fiscal year 2009 with our stock price experiencing a high of $61.79 per share and a low of $14.60 per share during that time period. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include, but are not limited to the following:

•	changes in the long-term outlook for our Company in the markets we serve;
•	variations in operating results from quarter to quarter;
•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
•	changes in the market value of publicly traded customers or suppliers, which could decrease their demand for our products;
•	market conditions in the industries and markets in which we participate;
•	general economic conditions;
•	political changes, hostilities or natural disasters such as hurricanes and floods; and
•	low trading volume of our stock.

In addition, the stock market has recently experienced significant price and volume fluctuations and continued market fluctuations could adversely affect the market price of our stock.

Auction Rate Securities

No active market currently exists for the auction rate securities (ARS) we hold and as a result we may not be able to liquidate them at the current valuation, prior to final maturity. As a result, we have written down the cost basis of these securities to their estimated fair value and determined that the decline in fair value is considered other-than-temporary, with the portion of the impairment related to credit loss being recognized in earnings and the remainder of the decline recorded in other comprehensive income, per the relevant accounting guidance.  Additional valuation allowances may have to be taken in the future under certain scenarios based on market conditions at such time.

We currently hold $43.4 million of par value ARS. The estimated fair value of these securities at December 31, 2009, was $38.3 million and they are rated as investment grade securities. The contractual maturities of these securities range from 4 to 37 years and are comprised predominately of student loan and municipal securities.  Prior to the first quarter of 2008, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par.  In the first quarter of 2008, the markets in which these securities traded became illiquid, causing the change in how to obtain the fair value.

We have the intent and ability to hold these securities for an extended period of time and continue to receive interest income when due.  Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will liquidate or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is also possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of the securities, we may have to recognize other-than temporary impairment charges, which would adversely impact our financial position and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

On December 31, 2009, we operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia.  The following table provides certain information about our principal general offices and manufacturing facilities:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Windham, Connecticut	88,000	Formerly Manufacturing	Owned
Richmond, Virginia	36,000	Manufacturing	Owned

Belgium
Ghent, Belgium	75,000	Manufacturing	Owned
Evergem, Belgium	64,000	Manufacturing	Owned

Germany
Bremen, Germany	52,000	Manufacturing / Administrative Offices	Leased through 10/18

Asia
Suzhou, China	324,000	Manufacturing	Owned
Suzhou, China	170,000	Manufacturing / Administrative Offices	Owned
Suzhou, China	130,000	Manufacturing	Owned
Suzhou, China	120,000	Manufacturing	Owned
Suzhou, China	93,000	Manufacturing	Leased through 7/10
Suzhou, China	93,000	Manufacturing	Leased through 7/10
Tokyo, Japan	2,000	Sales Office	Leased through 2/10
Wanchai, Hong Kong	1,000	Sales Office	Leased through 6/10
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/10
Hwasung City, Korea	1,000	Sales Office	Leased through 8/10
Singapore	1,000	Sales Office	Leased through 11/10
Shanghai, China	1,000	Sales Office	Leased through 7/11
Shenzhen, China	1,000	Sales Office	Leased through 6/10
Beijing, China	1,000	Sales Office	Leased through 12/10

Item 3.  Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2009, which approximates our share of the low end of the range.

In relation to the current superfund case, we believe we are a de minimis participant and have only been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

During 2009, we settled a second superfund case when we reached agreement with the Connecticut Department of Environmental Protection (CT DEP) as a de minimis party and paid approximately $0.1 million to settle our portion of the claim, which released us from further involvement with the site.

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  As of the third quarter of 2009, one of the additional wells had tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  We have accrued a liability of $0.2 million as of year end 2009, which approximates our best estimate for additional remediation costs at this site.  Also, we recently discovered additional contamination related to PCBs in the facility that contained the equipment that was the source of the original PCB contamination.  During the third quarter of 2009, it was concluded that remediation of the contamination within the facility will cost between $0.2 million and $0.4 million; therefore, we recorded an additional liability of $0.2 million related to this issue as of year end 2009, which represents the low end of the estimated range.

Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to PCB’s at the site.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

A significant number of asbestos-related product liability claims have been brought against numerous United States industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. We have been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, such amount merely represents jurisdictional amounts.  Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury.  Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants.  As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to us.

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2009, there were approximately 167 pending claims compared to approximately 163 pending claims at December 31, 2008.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 167 claims pending as of December 31, 2009, 55 claims do not specify the amount of damages sought, 109 claims cite jurisdictional amounts, and only three (3) claims (or approximately 1.8% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, two (2) claims allege compensatory and punitive damages of $20,000,000; and one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs.  These three (3) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us increased slightly in 2007, declined in 2008 but increased again in 2009.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the fiscal year ended December 31, 2009, we were able to have approximately 96 claims dismissed and settled 22 claims.  For the fiscal year ended December 31, 2008, approximately 83 claims were dismissed and 4 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $7.6 million in 2009, compared to approximately $1.5 million for 2008.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to have a formal analysis performed to determine our potential future liability and related insurance coverage for asbestos-related matters.  This determination was made based on several factors, including the growing number of asbestos-related claims at the time and the related settlement history.  As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the limited amount and variability of our claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  There are three such primary carriers and numerous excess carriers, all of which were put on notice of the litigation.  In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions were based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2009 and the estimated liability and estimated insurance recovery as of December 31, 2009, for the five-year period through 2014, is $27.5 million and $27.4 million, respectively.  As of December 31, 2008 the estimated liability and estimated insurance recovery, for the five-year period through 2013, was $24.3 and $24.0 million, respectively.

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

Other Environmental and General Litigation

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost would be between approximately $0.4 million to $1.0 million with the most likely cost being the mid-point of this range and therefore, we recorded a $0.7 million charge in the fourth quarter of 2005.  The remediation for this site was completed during 2008.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters and will continue at least to the end of 2010, at which point the CT DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  As of December 31, 2009 any costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

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

In addition to the above issues, the nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position, or cash flows.

For additional discussion on our environmental and litigation matters, see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”.  As of the end of business on February 5, 2010, we had 642 shareholders of record.  On the same date, the trading price of our common stock closed at $24.20 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two years on a per share basis.

	2009		2008
	High	Low	High	Low

Fourth	$31.31	$25.07	$38.10	$21.03
Third	31.44	18.64	44.50	35.53
Second	26.60	16.66	42.27	30.79
First	28.50	14.60	45.59	29.14

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2009 and 2008.  We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

Issuer Purchases of Equity Securities

From time to time, the Board of Directors authorizes the repurchase, at management’s discretion and/or pursuant to a corporate 10b5-1 trading plan, of shares of our common stock.  On February 15, 2007, the Board of Directors approved a buyback program, under which we were authorized to repurchase up to an aggregate of $50 million in market value of common stock over a twelve-month period.  During 2007, we repurchased a total of 810,380 shares of common stock, for a total of $35.5 million. On February 15, 2008, the Board of Directors approved a new buyback program, under which we were authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period. Through the three months ended March 30, 2008 we had repurchased 906,834 shares of common stock, for $30.0 million, which completed this buyback program.  There has been no stock buyback program in place since March 30, 2008.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)

	2009	2008	2007	2006	2005

Sales and Income From Continuing Operations

Net sales	$291,821	$365,362	$412,698	$430,366	$335,543
Income (loss) before income taxes	(20,149)	25,106	23,540	69,497	38,925
Net income (loss)	(62,870)	21,617	20,625	55,167	33,268

Per Share Data From Continuing Operations

Basic	(4.01)	1.38	1.25	3.29	2.04
Diluted	(4.01)	1.36	1.23	3.19	2.01
Book value	18.61	21.47	22.17	21.09	17.24

Financial Position

Current assets	164,215	184,293	247,054	272,554	181,030
Current liabilities	42,845	59,836	68,286	82,143	57,366
Ratio of current assets to current liabilities	3.8 to 1	3.1 to 1	3.6 to 1	3.3 to 1	3.2 to 1
Cash, cash equivalents and short-term investments	58,137	70,625	89,628	81,823	46,401
Working capital	121,370	124,457	178,768	190,411	123,664
Property, plant and equipment, net	123,140	145,222	147,203	141,406	131,616
Total assets	407,478	483,439	470,948	480,902	400,600
Long-term debt less current maturities	--	--	--	--	--
Shareholders’ Equity	292,950	336,144	363,981	357,177	280,250
Long-term debt as a percentage of shareholders’ equity	0%	0%	0%	0%	0%

Other Data

Depreciation and amortization from continuing operations	17,961	18,397	24,296	18,276	16,853
Research and development expenses from continuing operations	17,395	21,885	24,600	24,168	19,403
Capital expenditures from continuing operations	12,087	21,004	30,885	20,639	28,482
Number of employees (average)	1,735	1,960	2,100	2,416	1,975
Net sales per employee	168	186	197	178	170
Number of shares outstanding at year-end	15,743,491	15,654,123	16,414,918	16,937,523	16,255,024

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Business Overview

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, ground transportation, defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily OEM’s and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, wind and solar energy applications and hybrid electric and electric vehicles.  We continue to focus on business opportunities around the globe, particularly in the Asian marketplace, as evidenced by the continued investment in our facilities in Suzhou, China, which functions as our manufacturing base serving our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

2009 Executive Summary

We began 2009 in the midst of the global economic recession, which had a significant negative impact on our business, particularly in the first half of the year.  Our management team responded to the economic downturn early in the year through aggressive cost cutting measures, including reductions in work force, as well as strategic reviews of our businesses.  These strategic reviews led in part to the recognition of certain impairments and other one-time charges in the second quarter of 2009.  Overall in 2009, sales declined by approximately 20% from $365.4 million in 2008 to $291.8 million in 2009.  In 2009, we incurred a net loss of $62.9 million, or $4.01 per share as compared to net income from continuing operations of $21.6 million, or $1.36 per diluted share, in 2008.  2009 results included a charge, in the second quarter, of $53.1 million related to the valuation allowance on our U.S. deferred tax asset, as well as $17.0 million of other net one-time charges, primarily related to asset impairments, severance and discrete tax adjustments, partially offset by a $2.9 million gain on the acquisition of certain assets of MTI Global, Inc. (Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion).  These charges were primarily due to the impact the economic downturn had on certain businesses, as well as strategic decisions made by management related to the future direction of certain businesses and the reduction in the cost structure and work force necessitated by the overall decline in our business.

Although the first half of the year was a challenge from both a sales and operations standpoint, we began to experience a rebound late in the second quarter of 2009 that carried through the end of the year.  In the third and fourth quarters, sales volumes increased approximately 20% as compared to the first and second quarters (sales of $65.5 million and $67.4 million, respectively, in the first and second quarters of 2009, compared to $81.0 million and $78.0 million in the third and fourth quarters of 2009, respectively) and we returned to profitability in the second half of the year.  The reductions in the workforce and the cost cutting measures that occurred in the first half of the year allowed the Company to become much more streamlined, which further enabled a return to profitability at much lower sales volumes than would have been possible before such actions were taken.  Although we will have to add back certain costs in the coming years, due primarily to salary increases and incentive compensation programs that were eliminated in 2009, we believe that many costs will not return, which will enable us to become more profitable when and if sales volumes grow, depending in large part on our future sales mix, both from a geographic and product standpoint.

Strategically, we continue to focus on growing our business as the economy recovers.  We have focused resources on our new business development activities, which include exploring acquisition opportunities that range from acquiring existing companies to making strategic investments in early growth stage companies, as well as investing in technologies adjacent to our own.  In 2009, the efforts of this group led to the acquisition of certain assets of MTI Global, Inc., a silicone foam manufacturer, in the second quarter and a strategic investment in Solicore, Inc., a leader in embedded power solutions, offering its patented Flexion™ advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices, in the third quarter.  Our management team is also focused on growing our business organically through existing and new products by gaining market share in existing markets, expanding into new, developing markets, as well as through product extensions in both existing and new applications.

Our management team believes that, although it seems that the most difficult times are behind us, many challenges still lie ahead as the economy continues to struggle to recover as we enter into 2010.  However, based on the strategic decisions and changes made in 2009, management believes it is well positioned to take advantage of opportunities that are presented over the coming months and years that will enable us to profitably grow Rogers in the future.

Results of Continuing Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Gross margins	27.1%	31.2%	27.0%

Selling and administrative expenses	23.5%	22.5%	17.3%
Research and development expenses	6.0%	6.0%	6.0%
Restructuring and impairment charges	7.7%	-	0.8%
Operating income (loss)	(10.1)%	2.7%	2.9%

Equity income in unconsolidated joint ventures	1.8%	1.7%	2.0%
Other income, net	0.4%	1.7%	0.4%
Net investment losses	(0.1)%	-	-
Interest income, net	0.1%	0.8%	0.4%
Acquisition gain	1.0%
Income (loss) from continuing operations before income taxes	(6.9)%	6.9%	5.7%

Income tax expense	14.6%	1.0%	0.7%

Income (loss) from continuing operations	(21.5)%	5.9%	5.0%

2009 vs. 2008

Net Sales

Net sales in 2009 were $291.8 million, a decrease of 20.1% from $365.4 million of sales in 2008.  The decrease in sales is attributable to declines at all of our reportable segments, most notably our Custom Electrical Components segment, which declined by 45.2% year-over-year, our High Performance Foams reportable segment, which declined by 12.3%, and our Printed Circuit Materials reportable segment, which declined 8.4% as compared to the prior year.  A primary driver of these declines was the global economic recession that severely impacted our volumes in 2009, particularly in the first half of the year.  Additional factors impacting these results are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased by approximately 390 basis points to 27.1% in 2009 from 31.2% in 2008.  Margins decreased at all three of our strategic reportable segments, with the most significant declines occurring in our Custom Electrical Components and High Performance Foams reportable segments with declines of 45.8% and 15.2%, respectively, in 2009 as compared to 2008.  These margins were significantly impacted by the volume declines experienced during the year, particularly in the beginning of the year as margins in the first quarter (our low point for sales) were approximately 21.2%.  As the year progressed, volumes increased and the Company’s cost cutting efforts, which were initiated in the first and second quarters of 2009, began to take effect, which resulted in sequential margin improvement, as evidenced by fourth quarter margins of 30.0%, which were more comparable to levels achieved during 2008, albeit on lower average volumes.  Our margins will continue to be driven to a large extent by both our volume levels and product mix.

Selling and Administrative Expenses

Selling and administrative expenses were $68.5 million in 2009, a decrease of $13.7 million from $82.2 million in 2008.  2009 expenses declined, partially as a result of the cost cutting measures initiated during the first quarter of 2009 as a result of the global economic recession.  2009 results included approximately $2.1 million of one-time costs related to a product liability claim on our printed circuit material products and $1.1 million of costs associated with the integration of MTI Global operations, as well as approximately $2.8 million of incremental costs related to our deferred benefit pension plan as a result of the decline in asset value during 2008.  2008 results included a one-time charge of approximately $8.0 million related to the settlement of and legal fees for our lawsuit with CalAmp (see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion), as well as incentive compensation expense of approximately $11.4 million.  As a percentage of sales, selling and administrative expenses increased in 2009 to 23.5% from 22.5% in 2008, primarily as a result of the significant decline in sales experienced in 2009 as compared to the prior year.

Research and Development Expenses

Research and development expenses decreased by 20.5% from $21.9 million in 2008 to $17.4 million in 2009.  This decline was due in part to the timing of expenditures, as well as overall cost reductions as part of the cost reduction program initiated in the first half of 2009.  As a percentage of sales, expenses remained consistent at 6.0% for 2009 and 6.0% in 2008.  Our strategic plan is to invest an average of 6% of net sales annually into research and development and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to improve our existing technologies and find new applications for these materials, as well as to explore new, emerging technologies, as well as existing technologies, that we believe will complement our existing product portfolio.

Restructuring and Impairment Charges

During 2009, we recorded approximately $23.7 million in restructuring and impairment charges (of which $0.8 million is recorded in “Cost of Sales” on our consolidated statements of operations).  The restructuring and impairment charges were comprised of the following:

•
$18.0 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Durel ($8.6 million), Advanced Circuit Materials ($0.8 million), Thermal Management Systems ($0.3 million) and High Performance Foams operations ($0.6 million);

•	$4.9 million in severance related to a global workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves related to the restructuring of our Durel and Flexible Circuit Materials operations, which is recorded in “Cost of sales” on our consolidated statements of operations.

These charges are discussed in greater detail below.

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

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment is no longer of use to us.  We recognized an impairment charge of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statements of operations and is contained in our Other Polymer Products reportable segment.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million will be classified as an “asset held for sale” in the “current asset” section of our consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our consolidated statements of operations and is contained in our Other Polymer Products reportable segment.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge is reported as part of “Cost of sales” in our consolidated statements of operations and is contained in our Printed Circuit Materials reportable segment.

We also recorded an impairment charge on certain other assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which is reported in the “Restructuring and impairment” line item in our consolidated statements of operations and is contained in our Other Polymer Products reportable segment.

•	High Performance Foams

During the fourth quarter of 2009, we recorded an impairment charge of $0.6 million on our manufacturing facility located in Richmond, Virginia which was acquired as part of the acquisition of certain assets of MTI Inc.  The building was classified as an “asset held for sale” when acquired in the second quarter of 2009.  Current market conditions resulted in the fourth quarter impairment charge.

This charge is in our High Performance Foams reportable segment.

•	Durel

Over the past few years, our Durel electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the Durel business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, at this point we have not successfully developed any new applications that we currently estimate would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production is now primarily limited to automotive applications as there are no longer material sales into the handheld market as of the second quarter of 2009, is an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we do not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer has any value or future use.  This charge is reported as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the Durel business, as described above, we made the decision to market for sale the Durel facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.  Technically, the building does not meet the definition of an asset-held-for-sale, per the relevant accounting guidance, and therefore it will continue to be classified as “Property, plant and equipment” on our consolidated statement of financial position at December 31, 2009.

These charges are reported in our Custom Electrical Components reportable segment.

•	Advanced Circuit Materials

Early in 2008, management determined based on forecasts at that time, that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we now believe that we will not need this equipment as we currently have sufficient capacity to meet our current needs and the China facility will be available in time to satisfy any increase in demand.  Therefore, we have determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge of approximately $0.8 million, which is reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

These charges are reported in our Printed Circuit Materials reportable segment.

•	Thermal Management Systems

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  We have not been successful in developing this product and are not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

•	Severance

In the first half of 2009, we announced certain cost reduction initiatives that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $4.9 million in severance charges in 2009, and paid out approximately $3.8 million in severance during 2009.

A summary of the activity in the severance accrual as of December 31, 2009 is as follows:

Balance at December 31, 2008	$-
Provisions	4,920
Payments	(3,832)
Balance at December 31, 2009	$1,088

These charges are included in the “Restructuring and impairment charges” line item on our consolidated statements of operations and are reported across all reportable segments.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $0.8 million from $6.2 million in 2008 to $5.4 million in 2009.  The decrease is primarily driven by the continued decline of our flexible circuits joint venture in Taiwan, Rogers Chang Chun Technology, Co., combined with the decline experienced in our polyurethane foam joint venture with INOAC Corporation in China, which experienced weakened demand, due primarily to the impact of the global recession, as well as excess inventory in the supply chain, particularly in the first half of the year.  Sales improved in the third and fourth quarters, particularly at RIS, primarily due to the improvement in the Chinese economy in the second half of 2009.

Other Income

Other income decreased from $6.1 million in 2008 to $1.0 million in 2009.  The decrease is due in part to the impact of foreign currency fluctuations and our related hedging program that was implemented in 2008, which collectively contributed approximately $1.2 million in unfavorable net adjustments in 2009, compared to $2.0 million in favorable adjustments in 2008, as well as a decrease in 2009 in commission income of $0.8 million related to our PLS joint venture.

Income Taxes

Our effective tax rate was (212.0%) in 2009 and 13.9% in 2008.  In 2009, our effective tax rate was unfavorably impacted by recording a valuation allowance charge of $57.3 million against our U.S. deferred tax assets.  This charge is comprised of an initial charge of $53.1 million in the second quarter and additional adjustments over the remainder of 2009, of $4.2 million.  This charge was primarily due to the fact that in 2009, we were in a significant three-year cumulative loss position in the U.S.  Also, in both 2009 and 2008, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and continued to benefit from favorable tax rates on certain foreign business activity.

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years.  In 2009, the fifth year under this agreement, RSZ reported pretax income of $0.3 million, which was subject to a tax rate of 10%, resulting in a negligible decrease in our effective tax rate.  In 2008, the fourth year under this agreement, RSZ reported pretax income of $3.0 million, which was subject to a tax rate of 9%, resulting in a decrease of 3 percentage points in our effective tax rate.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 20% in 2009, which resulted in a decrease of 5 percentage points in our effective tax rate based upon RSH’s pretax income of $5.1 million.  In 2008, RSH was subject to a rate of tax of 18%, which resulted in a decrease of 5 percentage points in our effective tax rate based upon their pretax income of $7.0 million.

Backlog

Our backlog of firm orders was $29.2 million at December 31, 2009, as compared to $24.8 million at December 31, 2008. The increase in the fourth quarter of 2009 was primarily related to the increase in sales in the High Performance Foams reportable segment, as backlog for the polyurethane and silicone foam business, primarily sold into the portable communications, mass transit and consumer electronics markets, combined with the effect of the acquisition of certain assets of MTI Global Inc. increased by approximately $5.4 million at year-end 2009 as compared to year-end 2008.

2008 vs. 2007

Net Sales

Net sales in 2008 were $365.4 million, a decrease of 11.5% from $412.7 million of sales in 2007.  The decrease in sales was primarily due to a 31.4% decrease in the Custom Electrical Components reportable segment from $135.1 million in 2007 to $92.6 million in 2008 and in the Printed Circuit Materials reportable segment of $20.6 million, or 14.3%, from $143.8 million to $123.2 million, partially offset by an increase in sales in our High Performance Foams reportable segment of $8.9 million, or 8%, from $110.6 million to $119.5 million. The factors resulting in these changes in sales are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins increased approximately 420 basis points to 31.2% in 2008 from 27.0% in 2007.  Margins increased at our three strategic segments – High Performance Foams, Printed Circuit Materials and Custom Electrical Components - due in part to our focus on cost containment measures as well as gaining operational efficiencies in anticipation of the volume declines that occurred at the end of 2008.  Also, in 2007, we recognized certain charges relating to our restructuring activities that included recognizing reserves on certain inventories at our Durel and Flexible Circuit Materials operating segments that negatively impacted our margins in 2007.  A portion of this inventory reserved in 2007 was sold in 2008, which positively impacted our margins in 2008 by approximately 100 basis points.

Selling and Administrative Expenses

Selling and administrative expenses were $82.2 million in 2008, an increase of $10.8 million from $71.4 million in 2007.  The 2008 results included approximately $8.0 million in charges related to the settlement of and legal fees for our lawsuit with CalAmp (see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion), as well as incentive compensation expense of approximately $11.4 million.  These 2008 charges were partially offset by the cost containment initiatives and operating efficiency measures that were implemented during the year.  The 2007 expense included approximately $2.4 million of charges related to restructuring activities that were initiated in the second quarter of 2007 related to our Durel and Flexible Circuit Materials operating segments.  Overall selling and administrative expenses increased as a percentage of sales from 17.3% in 2007 to 22.5% in 2008.

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

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  As of year end 2008, substantially all EL production, including lamps for the automotive industry, shifted to our China facility.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s U.S. manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  We incurred charges of approximately $0.4 million in 2008 related to these restructuring activities and sold approximately $2.7 million of previously reserved inventory.

•	Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit materials business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, had become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials operating segment.  We also determined, based on business conditions at that time that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.  We incurred minimal charges in 2008 related to these restructuring activities and sold approximately $1.0 million of previously reserved inventory.

•	Composite Materials

In 2007, we recorded a non-cash pre-tax charge of $0.5 million related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business had gradually declined over the past few years.  During the second quarter of 2007, a government program, which was material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which we had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment.  The impairment analysis, which was completed as part of the 2007 second quarter closing process, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.  No additional charges related to the impairment of the goodwill associated with the composite materials operating segment were recorded during the remainder of 2007.

•	Severance

In 2007, as part of the restructuring activities previously discussed, we took a number of actions to reduce costs, including a company-wide headcount reduction.  This resulted in $3.0 million of severance charges recorded in 2007.  In addition, we made severance payments of $1.4 million in 2007 and the remaining $1.6 million was paid in 2008.

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

Other Income

Other income increased from $1.7 million in 2007 to $6.1 million in 2008.  The increase was due in part to our foreign currency hedging program that was implemented in 2008, which contributed approximately $2.0 million in favorable foreign currency adjustments in 2008, as well as an increase in commission income related to our PLS joint venture ($0.3 million) and the inclusion of certain one-time charges associated with adjusting our legal entity structure in China that negatively impacted 2007 results, as well as certain other one-time charges, that did not occur in 2008.

Income Taxes

Our effective tax rate was 13.9% in 2008 and 12.4% in 2007.  In 2008 and 2007, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and continued to benefit from favorable tax rates on certain foreign business activity and general business tax credits.

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years.  In 2008, the fourth year under this agreement, RSZ reported pretax income of $3.0 million, which was subject to a tax rate of 9%, resulting in a decrease of 3 percentage points in our effective tax rate.  In 2007, RSZ reported pretax income of $6.5 million, which was subject to a tax rate of 7.5% and which resulted in a decrease to our effective tax rate of 7%.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 18% in 2008, which resulted in a decrease of 5 percentage points in our effective tax rate based upon their pretax income of $7.0 million.  In 2007, RSH reported pretax income of $8.8 million, which was subject to a tax rate of 15% and which resulted in a decrease to our effective tax rate of 7%.

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

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	2009	2008	2007

Net sales	$112.9	$123.2	$143.8
Operating income (loss)	0.3	(3.0)	1.2

Our Printed Circuit Materials (PCM) reportable segment is comprised of high frequency circuit material products.  Net sales in this segment decreased by 8% in 2009 as compared to 2008 and by 14% in 2008 as compared to 2007.  In 2009, the decline in sales was partially driven by the economic recession, although not to the same extent as some of our other businesses.  This segment was also impacted by the overall worldwide softness in the wireless infrastructure market and delays in spending on Third Generation program awards in China.  These declines were partially offset by strong demand for high frequency materials into the satellite television market for low noise block-down converters (LNBs) in China, with moderate demand in the U.S. and Europe.  Additionally, sales into the defense and high reliability markets were up modestly, particularly in the second half of the year.  From an operating results perspective, 2009 included approximately $0.8 million of costs related to the impairment of certain equipment, $0.4 million related to additional inventory reserves, $1.8 million related to a product liability claim and severance charges of $1.7 million.  2008 results included charges of approximately $8.0 million related to the settlement of and legal fees for our lawsuit with CalAmp.

From 2007 to 2008, the decline in sales was due primarily to the reduced sales volumes of flexible circuit material products, which has effectively been eliminated from our product portfolio as the market became commoditized over the past few years.  2008 results also included approximately $8.0 million for settlement costs and legal fees related to the CalAmp litigation.  2007 results included one-time charges of approximately $2.6 million of net restructuring charges related to accelerated depreciation on certain equipment used to manufacture flexible circuit materials in the U.S., an increase in inventory reserves, and severance costs.

High Performance Foams

(Dollars in millions)	2009	2008	2007

Net sales	$104.8	$119.5	$110.6
Operating income	5.1	20.6	20.0

Our High Performance Foams (HPF) reportable segment is comprised of Poron® urethane and Bisco® silicone foam products.  Net sales in this segment decreased by 12% in 2009 as compared to 2008 and increased by approximately 8% in 2008 as compared to 2007.  In 2009, HPF was impacted significantly by the recession, particularly in the first half of the year, as weakened consumer spending and supply chain inventory issues negatively impacted revenues across all end markets.  Cell phone applications in particular experienced significant declines as manufacturers had excess inventory in the supply chain.  However, as the year progressed, sales into the portable handset applications and consumer electronics market, improved as the supply chain inventory corrections were completed and order rates increased.  In the second quarter of 2009, we completed our acquisition of certain assets of the silicone foam business of MTI Global, Inc., which was accretive to our sales volumes over the second half of the year.  In the second half of 2009, we experienced sales volume increases as compared to the first half of the year, particularly in cell phone and consumer electronics markets.  Additionally, orders improved for our silicone foam materials into the mass transit and general industrial markets, in part due to the acquisition of certain MTI Global, Inc. assets.  2009 results include approximately $1.6 million of one-time integration costs related to this purchase, as well as $2.0 million in severance charges related to both the acquisition, as well as the worldwide workforce reduction announced in the first half of the year.  At the end of 2009, the integration of the assets of MTI Global, Inc. was substantially complete.

In 2008 as compared to 2007, sales and operating profits both increased year-over-year, as the segment experienced growth driven by strong demand in the portable communications and transportation markets.  In 2007, we added a second urethane foam manufacturing line in our Suzhou, China campus under the management of our RIS joint venture in order to better meet customer demand in the Asian marketplace.  However, as 2008 came to a close, sales across all markets declined as the global economic crisis and associated decline in consumer spending began to impact the business.

Custom Electrical Components

(Dollars in millions)	2009	2008	2007

Net sales	$50.8	$92.6	$135.1
Operating income (loss)	(21.2)	(0.1)	(4.1)

Our Custom Electrical Components (CEC) reportable segment is comprised of electroluminescent lamps, inverters, and power distribution systems products.  Net sales in this segment have decreased significantly since 2007 as the segment experienced a decline of approximately 45% in 2009 as compared to 2008 and approximately 31% in 2008 as compared to 2007, while operating results continued to produce losses across all three years.  The consistent decline in sales is directly attributable to the reduction in demand for EL backlighting in the portable communications market.  These declines have been partially offset by sales of power distribution systems products into the mass transit market, as well as into sustainable energy markets, particularly for wind turbine applications, where demand continues to grow as more countries focus on alternative clean energy sources.  2009 results included $8.6 million of asset impairment charges related to the write-down of certain equipment and buildings, $0.4 million of incremental inventory reserves, and severance charges of approximately $0.9 million related to our global workforce reduction in early 2009.  Also, 2007 results included a net restructuring charge of $10.2 million, which was comprised of increased inventory reserves, accelerated depreciation related to idle equipment in the U.S., accelerated expense recognition of a prepaid license associated with certain EL lamp product sales, and severance costs.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)  We are currently exploring other potential opportunities for our EL technology, particularly in the consumer electronics markets, among others.

Other Polymer Products

(Dollars in millions)	2009	2008	2007

Net sales	$23.3	$30.1	$23.1
Operating income (loss)	(13.7)	(7.6)	(5.4)

Our Other Polymer Products (OPP) reportable segment consists of the following products:  elastomer rollers, floats, non-woven materials, flexible circuit materials (resale from RCCT) and thermal management products.  Net sales decreased in 2009 as compared to 2008 by 23% and increased from 2007 to 2008 by approximately 30%.  The declines in 2009 are primarily attributable to sales volume decreases of our elastomer rollers and float products due mostly to the global recession and increased competition in Asia.  Also contributing to the declines, particularly in operating results, were costs associated with our thermal management products, which is still in its start up phase and has yet to generate material sales volumes.  From an operating results standpoint, 2009 results included approximately $8.0 million in asset impairment charges related to equipment and buildings and severance charges of $0.4 million.  (For further discussion of these charges, see “Restructuring and Impairment Charges” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.)

The increase in sales in 2008 as compared to 2007 was primarily due to the inclusion of a new operating segment in this reportable segment.  In 2008, as previously disclosed, we restructured our Flexible Circuit Materials operating segment and outsourced the majority of the manufacturing of these products to our joint venture, RCCT.  As part of this restructuring, we agreed to distribute the products now produced by RCCT, the related sales for which are included in this segment.  Also as previously disclosed, we sold our Induflex operating segment, which was previously reported in this reportable segment but is now reported as a discontinued operation for financial reporting purposes.  The segment’s operating results declined in 2008 as compared to 2007 primarily due to the start up costs associated with our Thermal Management Systems operating segment, as well as losses associated with the new Flexible Circuit Materials distribution segment mentioned above.  In 2007, this segment’s results included approximately $0.5 million in restructuring charges related to the impairment of goodwill related to our composite materials business.  Also in 2007, we formally divested our polyolefin foam operation, which is now classified as a discontinued operation for financial reporting purposes and is not included in the results presented here.

We continuously evaluate the viability of the product portfolio in this segment as it relates to our long-term strategic and operational focus.

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 25 years ago and manufactures high performance PORON® urethane foam materials in Japan.  Sales decreased 4% from 2008 to 2009 following an increase of 6% from 2007 to 2008.  The increase experienced in 2007 and early in 2008 was primarily driven by new LCD gasket design wins in portable communications and electronic games for the domestic Japanese market.  However, sales volumes declined at the end of 2008 and through 2009 due to softening demand, primarily as a result of the global recession.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON® urethane foam materials in China, began operations in 2004.  Sales decreased 12% from 2008 to 2009, following a similar 12% decrease, from 2007 to 2008.  The decline in sales for 2009 is a result of the global recession and excess inventory in the supply chain, particularly in the first half of 2009.  Sales levels improved in the third and fourth quarters of 2009 due primarily to the improvement in the Chinese economy.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, our joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit materials for customers in Taiwan.  Sales decreased 27% from 2008 to 2009 and 7% from 2007 to 2008.  The decreases experienced in 2009 and 2008 were primarily driven by the overall global decline in the flexible circuit materials market.

Polyimide Laminate Systems, LLC (PLS)

PLS, our joint venture with Mitsui Chemicals, Inc., sells adhesiveless laminates for trace suspension assemblies.  Sales declined 32% from 2008 to 2009 and increased by 4% in 2008 as compared to 2007.  The increase in 2008 was due to strong demand in the first half of the year in the personal computer market, however demand declined significantly by the end of 2008 and into 2009, primarily as a result of the global recession which led to the sales decline and excess inventories at our primary customer.

Discontinued Operations

On October 31, 2008, we closed on an agreement to sell the shares of our Induflex subsidiary to BV Capital Partners.  Under the terms of the agreement, Rogers received approximately 10.7 million euros (US$13.6 million at the October 31, 2008 spot price), which represented the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earnout amounts for three years from the date of the sale based on the future performance of the divested business.

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net income of $1.7 million and $1.2 million have been reflected as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2008 and December 30, 2007, respectively.  The net gain reflected as discontinued operations at December 31, 2008 includes a $3.2 million gain related to the sale of Induflex.  Net sales associated with the discontinued operations were $16.7 million and $18.7 million for the years ended December 31, 2008 and December 30, 2007, respectively.  The tax related to the discontinued operations was $0.2 million and $0.4 million of tax expense for December 31, 2008 and December 30, 2007, respectively.  There was no effect to operating results in 2009, as a result of this discontinued operation.

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the fiscal year ended 2007, $0.3 million of net income has been reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.9 million for 2007. In the third quarter of 2007, we ceased operations of the polyolefin foams operating segment and there were no net sales associated with the discontinued operations for the second half of 2007.  See “Note 17 – Discontinued Operations” to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Product and Market Development

Our research and development team is dedicated to growing our businesses by developing cost effective solutions that enable or improve the performance of customers’ products. Research and development as a percentage of sales was approximately 6.0% in 2009 as compared to 6.0% in 2008 and 6.0% in 2007.   Our strategic plan is to invest an average of 6% of net sales annually into research and development, and it is expected that future expenditures will be consistent with this targeted investment level.  We continue to invest in research and development to expand product offerings based on existing platforms, improving existing products and developing new platforms.

We introduced a variety of new products during 2009.  For example, our High Performance Foams business, we introduced a Poron product that enables sports equipment and protective gear makers to improve impact protection, and also new grades of thin, highly compressible dust seal materials to better protect cell phone displays.   In our Custom Electrical Components business, we introduced an integrated circuit that drives piezoelectric devices to enable tactile feedback on touchscreens and a product that combines polymer dispersed light shutter technology with electroluminescent lighting to enable reconfigurable keypads that are visible under a wide range of lighting conditions.  In our Printed Circuit Materials business, we introduced two new products for cell phone base station antennas, a product that allows the size of power amplifiers to be reduced and a family of environmentally-friendly halogen free circuit materials for wired broadband communications infrastructure.

Liquidity, Capital Resources, and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our financial position remaining strong throughout 2009 in a year of declining sales. We have remained debt free since 2002 and continue to finance our operational needs through internally generated funds.  We believe that over the next twelve months, our cash position and internally generated funds during the year will be sufficient to meet the capital expenditures and ongoing financial needs of our business.  In addition, we continue to have access to a substantial line of credit should any unforeseen need impact the business.  We continually review and evaluate the adequacy of our lending facilities and banking relationships.

Cash Flows from Operating, Investing and Financing Activities

At December 31, 2009, December 31, 2008 and December 30, 2007 we had cash and cash equivalents of $57.7 million, $70.2 million and $36.3 million, respectively, and working capital of $121.4 million, $124.5 million and $178.8 million, respectively.

Cash flows from operating activities were $2.6 million in 2009 compared to $72.1 million in 2008 and $64.9 million in 2007.  Significant items that impacted operating cash flows included the following:

•
A decrease in inventories of $10.0 million in 2009 as compared to $7.4 million in 2008 and $19.7 million in 2007.  The continuing decline from 2008 to 2009 is the result of the sales declines in the Customer Electrical Components and Printed Circuit Materials reportable segments, as well as a focused effort to reduce inventory levels to improve cash flows and strengthen our working capital position as sales declined significantly late in 2008 and through the first half of 2009.

•
An increase in accounts receivable of $4.3 million in 2009 as compared to a decrease of $29.5 million in 2008 and a decrease of $13.0 million in 2007.  The increase in 2009, versus the decrease in 2008 and 2007, is primarily due to increased sales volumes in the second half of 2009, even though collections remained strong.

•
A decrease in accounts payable and other accrued liabilities of $18.0 million in 2009 as compared to a decrease of $7.0 million in 2008 and $10.0 million in 2007.  The decline in 2009 is primarily due to the payout in 2009 of the 2008 annual incentive compensation plan and the payout of $8.0 million related to the settlement of the CalAmp lawsuit.  Also contributing to the decrease was a decline in raw material purchases related to the decreased production levels which is further evidenced by the decrease in inventory balances over the comparable periods as discussed above, driven by our efforts to maintain cash flows in the face of lower sales in a declining economy.  Contributing to the decline in 2009 is the payout in 2009 of the 2008 annual incentive compensation plan and the payout of $8.0 million related to the settlement of the CalAmp lawsuit.

During 2009, we used $17.9 million in cash for investing activities as compared to $7.2 million in 2008 and $17.0 million in 2007.  In 2009 we used approximately $7.4 million of cash for the acquisition of certain assets of the MTI Global, Inc. business and for a $5.0 million investment in Solicore.  Additionally, 2008 had lower cash used in investing activities because of $10.5 million of cash received related to the sale of the Induflex business.  Capital expenditures were $12.1 million, $21.0 million and $30.9 million in 2009, 2008 and 2007, respectively.  The higher 2007 capital spending was driven by our continued investment in manufacturing capacity in Suzhou, China.

Net cash provided by financing activities was $1.4 million in 2009 as compared to cash used by financing activities of $26.6 million and $27.6 million in 2008 and 2007, respectively.  The use of cash in 2008 and 2007 was driven primarily by our stock repurchase program, as $30.0 million and $35.5 million were spent to reacquire stock in 2008 and 2007, respectively.  We did not repurchase any stock in 2009.

Credit Facilities

We have a Multicurrency Revolving Credit Agreement with RBS Citizens, National Association (Bank), a successor in interest to Citizens Bank of Connecticut (Credit Agreement).  On November 16, 2009, we entered into Amendment No. 5 (Amendment) to this Credit Agreement.  Pursuant to this Amendment, the total facility under the Credit Agreement was reduced from $100 million to $50 million, by eliminating the previously existing $25 million credit facility and reducing the previously existing $75 million credit facility to $50 million.  The current $50 million credit facility (Credit Facility) is available for loans or letters of credit.  It is a multi-currency facility under which we may borrow in U.S. dollars, Japanese Yen, Euros or any other currency freely convertible into U.S. dollars and traded on a recognized interbank market.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

The Credit Facility expires on November 12, 2011.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at a rate 200 basis points over LIBOR.   Under the arrangement, the ongoing commitment fee is 30 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

There were no borrowings pursuant to the Credit Agreement at December 31, 2009 and December 31, 2008, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  The Amendment modifies the definition of EBITDA contained in the Credit Agreement by adding back into earnings non-cash stock compensation charges and certain asset impairment charges, thereby relieving certain restraints on our ability to borrow.  We were in compliance with all covenants at December 31, 2009 and December 31, 2008.

At December 31, 2009 we had the following standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)

No amounts were owed on the LOCs as of December 31, 2009 and December 31, 2008, respectively.

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

Financial Position

The following discusses the significant fluctuations on our balance sheet at December 31, 2009 as compared to December 31, 2008:

•
Decrease in inventories of 18.7% is the result of our efforts to reduce inventory levels in order to strengthen our working capital position and better align our inventory levels with our expected sales levels.

•
Increase in accounts receivable of 3.8% is primarily attributable to increased sales volumes in the fourth quarter of 2009 as compared to the significant decline in sales in the fourth quarter of 2008, offset by our concentrated collection efforts in order to strengthen our cash and working capital position.

•
Decrease in accrued employee benefits and compensation of 37.6% is a result of the annual incentive compensation and commission payouts for 2008, which were not earned in 2009 as a result of the poor results of the business.

•
Decrease in accounts payable of 19.9% is primarily attributable to the decrease in raw material purchases to support current production levels as further evidenced by the decrease in inventory balances over the comparable period as discussed above, as well as the timing of payments at year-end.

•	Increase in additional paid-in capital of 30.6% is primarily related to equity compensation combined with stock option exercises.

Auction Rate Securities

As of December 31, 2009, we held approximately $43.4 million of auction rate securities at par value as compared to approximately $50.0 million as of December 31, 2008.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at the time that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.  The total fair value of the auction rate securities at December 31, 2009, was $38.3 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

The impairment described above, as of year end 2009, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings as of December 31, 2009 was $0.4 million.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Currently, we believe that we have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009:

(Dollars in thousands)	Payments Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases	$2,795	$1,405	$1,112	$278	$-
Capital commitments	555	555	-	-	-
Pension and Retiree Health and Life Insurance Benefits (1)	94,095	9,025	18,334	16,813	49,923
Total	$97,445	$10,985	$19,446	$17,091	$49,923

(1)
Pension benefit payments, which amount to $83.4 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $10.7 million, are expected to be paid from operating cash flows.

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
			Currently assessing the potential effects of this standard on our consolidated financial statements.	January 1, 2010

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields.  The models required us to make numerous assumptions that significantly impacted the results generated by the models.  We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation.  We believe, based on the limited amount of settlement and claims history currently known to us, that a reasonable future time frame to quantify our liability is five years, resulting in a liability at December 31, 2009 of approximately $27.5 million, which is substantially offset by an insurance receivable of $27.4 million.  If we were to adjust our assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from five years to seven years would be an increase to the liability of $9.8 million, which we believe would be substantially covered by insurance; conversely, the impact of changing this assumption from five years to three years would be a decrease to the liability of $10.0 million.

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities.  In the normal course of business, we are examined by various Federal, State and foreign tax authorities.  We regularly assess the potential outcomes of these and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

It is our policy that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be reinvested indefinitely.  We provide deferred taxes for the undistributed earnings of our Japanese high performance foams joint venture as well as our Taiwanese flexible circuit materials joint venture.

Inventory Allowances

We maintain a reserve for obsolete and slow-moving inventory.  Products and materials that are specifically identified as obsolete are fully reserved.  In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product.  The remainder of the allowance is based on our estimates, and fluctuates with market conditions, design cycles and other economic factors.  Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unforecasted decline in current production.  We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (LIFO) method.  Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 19% to 23% of gross inventory over the last three years.  A 100 basis point adjustment to the December 31, 2009 obsolescence reserve would change the reserve by approximately $0.4 million.

Goodwill

Our goodwill is subject to annual impairment tests, or earlier if events or changes in circumstances indicate the carrying value may have been impaired.  Determining the fair value of an operating segment is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others.  We believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain.  The 2009 impairment test was performed in the fourth quarter of 2009 on the two operating segments for which we had goodwill recorded at that time and it did not result in an impairment charge.  The excess of fair value over carrying value for these operating segments ranged from approximately $4.0 million to $9.7 million.  In order to estimate the sensitivity of the analysis performed, we applied a hypothetical 10% decrease to the fair values of each operating segment, which resulted in excess fair value over carrying value ranging from approximately $0.4 million to $7.4 million for each respective operating segment.  These valuations are based on a five year discounted cash flow analysis, which utilized a discount rate of approximately 14% and a terminal year growth rate of 3%.

Long-Lived Assets

We review property, plant and equipment and identified intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their market value determined by either a quoted market price, if available, or a value determined by utilizing a discounted cash flow analysis.  In 2009, we recorded impairment charges related to certain long-lived assets in our Printed Circuit Materials, Custom Electrical Components and High Performance Foams reportable segments.  See the “Results of Operations” section of Item 7 of this Form 10-K, for further discussion.

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit healthcare plans and a life insurance plan.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors.  The assumptions used were determined as follows: (i) the discount rate used is based on comparisons to the Citigroup index and, to a lesser extent, the Moody’s AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns.  The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Note 9 of the Consolidated Financial Statements of this Form 10-K.  Each assumption has different sensitivity characteristics.  For the year ended December 31, 2009, a 25 basis point increase in the discount rate would have decreased our net benefit cost by approximately $0.4 million and a 25 basis point reduction in the long-term rate of return on plan assets would have increased our net benefit cost by approximately $0.2 million.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances when we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.  The risk with this estimate is associated with failure to become aware of potential collectibility issues related to specific accounts and thereby become exposed to potential unreserved losses.  Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues, additionally, we have credit insurance which mitigates some of the risk of loss. Historically over the past three years, our allowance as a percentage of total receivables has ranged from 1.8% to 9.6%.  A 50 basis point increase in our current year allowance to receivable ratio would increase our allowance reserve by approximately $0.3 million.

Stock-Based Compensation

Stock-based compensation expense associated with stock options and related awards is recognized in the statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3% to all unvested stock-based awards as of December 31, 2009. The rate of 3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

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

At the beginning of 2008 our short-term investments were comprised of auction-rate securities.  These investments had been classified as available-for-sale due to the short-term nature of the investments however, during the first quarter of 2008 we reclassified them to long-term.  Changes in market conditions caused us to change the nature of these investments and record an impairment during the first quarter of 2008 and each subsequent quarter through 2009.  At year end 2009 this impairment is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  Due to the Company’s current liquidity and intent to hold the investments until they recover, the amount of the impairment not related to credit loss is recorded in other comprehensive income.

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we do business.  Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East.  Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.   We can initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable.  In 2009, a 10% increase/decrease in exchange rates would have resulted in an increase/decrease to sales and net income of $9.0 million and $1.3 million, respectively.

For additional discussion on our market risk, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited the accompanying consolidated statements of financial position of Rogers Corporation as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2009 and December 31, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance originally issued in Financial Accounting Standards Board Staff Position (FSP) Financial Accounting Standards (FAS) 115-2/124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in FASB ASC Topic 320, Investments – Debt and Equity Securities) effective April 1, 2009. As discussed in Note 4 to the consolidated financial statements, the Company adopted the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.  As discussed in Note 12 to the consolidated financial statements, the Company adopted the guidance originally issued in Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740, Income Taxes) effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rogers Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 19, 2010

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in thousands, except share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$57,738	$70,170
Short-term investments	399	455
Accounts receivable, less allowance for doubtful accounts of $4,867 and $1,171	46,179	44,492
Accounts receivable from joint ventures	2,654	3,185
Accounts receivable, other	909	2,765
Taxes receivable	2,677	-
Inventories	33,826	41,617
Prepaid income taxes	1,949	1,579
Deferred income taxes	484	9,803
Asbestos-related insurance receivables	6,944	4,632
Assets held for sale	5,841	-
Other current assets	4,615	5,595
Total current assets	164,215	184,293

Property, plant and equipment, net of accumulated depreciation of $173,033 and $165,701	123,140	145,222
Investments in unconsolidated joint ventures	33,968	31,051
Deferred income taxes	8,227	45,945
Goodwill and other intangibles	10,340	9,634
Asbestos-related insurance receivables	20,466	19,416
Long-term marketable securities	37,908	42,945
Investments, other	5,000	-
Other long-term assets	4,214	4,933
Total assets	$407,478	$483,439

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,308	$11,619
Accrued employee benefits and compensation	16,081	25,780
Accrued income taxes payable	1,349	1,318
Asbestos-related liabilities	6,944	4,632
Other current liabilities	9,163	16,487
Total current liabilities	42,845	59,836

Pension liability	28,641	43,683
Retiree health care and life insurance benefits	8,053	7,793
Asbestos-related liabilities	20,587	19,644
Non-current income tax	8,299	7,493
Deferred income taxes	5,406	8,006
Other long-term liabilities	697	840

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,743,491 and 15,654,123 shares issued and outstanding	15,743	15,654
Additional paid-in capital	25,160	19,264
Retained earnings	260,473	323,343
Accumulated other comprehensive loss	(8,426)	(22,117)
Total shareholders' equity	292,950	336,144
Total liabilities and shareholders' equity	$407,478	$483,439

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For each of the fiscal years in the three-year period ended December 31, 2009

(Dollars in thousands, except per share amounts)

	2009	2008	2007

Net sales	$291,821	$365,362	$412,698
Cost of sales	212,546	251,399	301,393
Gross margin	79,275	113,963	111,305

Selling and administrative expenses	68,549	82,215	71,395
Research and development expenses	17,395	21,885	24,600
Restructuring and impairment charges	22,903	-	3,538
Operating income (loss)	(29,572)	9,863	11,772

Equity income in unconsolidated joint ventures	5,462	6,236	8,086
Other income, net	1,040	6,060	1,673

Other-than-temporary impairments	(5,093)	-	-
Portion of losses in other comprehensive income	4,729	-	-
Net investment gain (loss)	(364)	-	-

Interest income, net	377	2,947	2,009
Acquisition gain	2,908
Income (loss) from continuing operations before income taxes	(20,149)	25,106	23,540

Income tax expense	42,721	3,489	2,915

Income (loss) from continuing operations	(62,870)	21,617	20,625

Income from discontinued operations, net of taxes	-	1,676	1,499
Gain on sale of discontinued operations, net of taxes	-	3,222	-
Income from discontinued operations, net of taxes	-	4,898	1,499

Net income (loss)	$(62,870)	$26,515	$22,124

Basic net income (loss) per share:
Income (loss) from continuing operations	$(4.01)	$1.38	$1.25
Income from discontinued operations, net	-	0.31	0.09
Net income (loss)	$(4.01)	$1.69	$1.34

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(4.01)	$1.36	$1.23
Income from discontinued operations, net	-	0.31	0.09
Net income (loss)	$(4.01)	$1.67	$1.32

Shares used in computing:
Basic	15,691,579	15,714,884	16,555,656
Diluted	15,691,579	15,924,172	16,749,337

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	$16,938	$59,352	$277,442	$3,445	$357,177

Comprehensive income:
Net income	-	-	22,124	-	22,124
Other comprehensive income:
Foreign currency translation	-	-	-	4,480	4,480
Pension and OPEB, net of tax	-	-	-	5,177	5,177
Total comprehensive income					31,781
Adoption of FIN 48	-	-	(2,738)	-	(2,738)
Stock options exercised	265	6,738	-	-	7,003
Stock issued to directors	1	140	-	-	141
Shares issued	21	934	-	-	955
Share buyback	(810)	(34,730)			(35,540)
Stock-based compensation expense	-	5,202	-	-	5,202
Tax benefit on stock options exercised	-	-	-	-	-

Balance at December 30, 2007	16,415	37,636	296,828	13,102	363,981

Comprehensive income (loss):
Net income	-	-	26,515	-	26,515
Other comprehensive income (loss):
Foreign currency translation	-	-	-	(2,438)	(2,438)
Pension and OPEB, net of tax	-	-	-	(29,235)	(29,235)
Unrealized loss on marketable securities, net of tax				(4,092)	(4,092)
Unrealized gain on derivative instruments, net of tax				546	546
Total comprehensive income (loss)					(8,704)
Stock options exercised	99	3,241	-	-	3,340
Stock issued to directors	3	77	-	-	80
Shares issued	44	1,206	-	-	1,250
Share buyback	(907)	(29,093)			(30,000)
Stock-based compensation expense	-	5,644	-	-	5,644
Tax benefit on stock options exercised	-	553	-	-	553

Balance at December 31, 2008	15,654	19,264	323,343	(22,117)	336,144

Comprehensive income (loss):
Net income (loss)	-	-	(62,870)	-	(62,870)
Other comprehensive income (loss):
Foreign currency translation	-	-	-	1,732	1,732
Pension and OPEB, net of tax	-	-	-	11,225	11,225
Unrealized loss on marketable securities, net of tax	-	-	-	1,422	1,422
Unrealized loss on derivative instruments, net of tax				(688)	(688)
Total comprehensive income (loss)					(49,179)
Stock options exercised	37	1,017	-	-	1,054
Stock issued to directors	10	77	-	-	87
Shares issued	42	123	-	-	165
Stock-based compensation expense	-	4,679	-	-	4,679

Balance at December 31, 2009	$15,743	$25,160	$260,473	$(8,426)	$292,950

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the fiscal years in the three-year period ended December 31, 2009

(Dollars in thousands)	2009	2008	2007
Operating Activities
Net income	$(62,870)	$26,515	$22,124
Income from discontinued operations	-	(1,676)	(1,499)
Gain on sale of discontinued operations	-	(3,222)	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,961	18,397	24,296
Stock-based compensation expense	4,679	5,644	5,202
Deferred income taxes	43,424	(5,138)	(5,460)
Excess tax benefit related to stock award plans	-	(553)	-
Equity in undistributed income of unconsolidated joint ventures, net	(5,462)	(6,236)	(8,086)
Dividends received from unconsolidated joint ventures	2,669	8,996	5,808
Pension and postretirement benefits	6,452	3,556	4,051
Impairment charges	17,983	-	525
Gain on acquisition	(2,908)	-	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(4,335)	29,512	12,978
Accounts receivable from joint ventures	531	183	2,069
Inventories	9,999	7,394	19,670
Other current assets	323	1,554	449
Accounts payable and other accrued liabilities	(17,980)	(6,981)	(10,041)
Pension and post retirement contribution	(9,128)	(10,465)	(4,217)
Other, net	1,276	4,582	(2,946)
Net cash provided by operating activities of continuing operations	2,614	72,062	64,923
Net cash provided by (used in) operating activities of discontinued operations	-	(2,781)	2,991
Net cash provided by operating activities	2,614	69,281	67,914

Investing Activities
Capital expenditures	(12,087)	(21,004)	(30,885)
Proceeds from sale of business, net of cash received	-	10,519	-
Acquisition of business	(7,400)	-	-
Investment activity, other	(5,000)	-	-
Purchases of short-term investments	-	(132,690)	(1,135,430)
Maturities of short-term investments	6,600	135,990	1,150,315
Investment in unconsolidated joint ventures, net	-	-	(1,000)
Net cash used in investing activities of continuing operations	(17,887)	(7,185)	(17,000)
Net cash used in investing activities of discontinued operations	-	-	(104)
Net cash used in investing activities	(17,887)	(7,185)	(17,104)

Financing Activities
Proceeds from sale of capital stock, net	688	1,214	7,056
Excess tax benefit related to stock award plans	-	553	-
Proceeds from issuance of shares to employee stock purchase plan	672	1,618	901
Purchase of stock from shareholders	-	(30,000)	(35,540)
Net cash (used in) provided by financing activities	1,360	(26,615)	(27,583)

Effect of exchange rate fluctuations on cash	1,481	(1,639)	(537)

Net increase (decrease) in cash and cash equivalents	(12,432)	33,842	22,690

Cash and cash equivalents at beginning of year	70,170	36,328	13,638

Cash and cash equivalents at end of year	$57,738	$70,170	$36,328

Supplemental disclosure of noncash investing activities
Contribution of shares to fund employee stock purchase plan	$316	$1,276	$934

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Rogers Corporation manufactures specialty materials, which are sold to targeted markets around the world.  These specialty materials are grouped into four reportable segments:

•
Printed Circuit Materials - includes circuit board laminates for high frequency printed circuits, which are sold principally to printed circuit board manufacturers and equipment manufacturers for applications in the computer, portable communication device, communications infrastructure, mass transit, defense, and consumer markets

•
High Performance Foams - includes urethane foams and silicone materials that are sold principally to manufacturers in the portable communication device, communications infrastructure, mass transit and consumer markets

•
Custom Electrical Components - includes electroluminescent lamps, inverters, and power distributions system products that are sold principally to the mass transit, alternative energy and portable communication device markets

•
Other Polymer Products - comprised of elastomer rollers, nitrophyl floats, nonwoven materials, flexible circuit materials (resale from RCCT), and thermal management materials that are sold into a variety of markets

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

Beginning at year end 2008, our fiscal years end on December 31 of each year.  Beginning in fiscal 2009, all interim periods end on the last calendar day of that particular month.  Historically, we had used a 52- or 53-week fiscal calendar ending on the Sunday closest to the last day in December of each year.

For all periods and amounts presented, reclassifications have been made for discontinued operations.  On October 31, 2008, we completed the sale of our Induflex operating segment, which had been aggregated in our Other Polymer Products reportable segment.  On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.   See “Note 17 – Discontinued Operations” for further discussion.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates market value.

Marketable Securities

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of income.  If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Net investment gain (loss)” in our consolidated statements of income.  Except for amounts recorded related to the auction rate securities, we have not recorded any such write down in the years ended December 31, 2009, December 31, 2008 and December 30, 2007, respectively.  See “Note 2 – Fair value Measurements” for further discussion on the auction rate securities.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at rates of exchange in effect at each year-end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are made to the income statement as a component of “Other income, net”.  Currency transaction adjustments are reported as income or expense and resulted in a loss of $0.5 million as of year end 2009, and gains of $0.7 million and $0.8 million for the fiscal years ended, 2008 and 2007, respectively.

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

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $4.3 million and $3.9 million at December 31, 2009 and December 31, 2008, respectively, are valued by the last-in, first-out (LIFO) method.  These inventories accounted for 14% of total inventory for 2009 and 13% of total inventory for 2008.  The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (FIFO) costs.

If the inventories valued using the LIFO method had been valued at FIFO costs, they would have been approximately $4.7 million and $4.4 million higher at December 31, 2009 and December 31, 2008.

Inventories consist of the following:

(Dollars in thousands)	December 31, 2009	December 31, 2008

Raw materials	$8,992	$9,914
Work-in-process	3,842	4,932
Finished goods	20,992	26,771
	$33,826	$41,617

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost.  For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-25
Machinery and equipment	5-15
Office equipment	3-10

Goodwill and Intangible Assets

Intangible assets are classified into three categories:  (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  We review goodwill and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired.  We review intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

Goodwill and intangible assets are assessed for impairment by comparing the net book value of a reporting unit to its estimated fair value.  Fair values are typically established using a discounted cash flow methodology.  The determination of discounted cash flows is based on the business’ strategic plans and long-range operating forecasts.  The revenue growth rates included in the plans are management’s best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each segment based on the current cost structure and anticipated cost changes.

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

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long-term marketable securities, accounts payable, and accrued liabilities approximate fair value based on the maturities of these instruments.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers.  Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base.  We periodically perform credit evaluations on our customers.  At December 31, 2009 and December 31, 2008 there was not one customer who accounted for more than ten percent of the total accounts receivable.  We did not experience significant credit losses on customers’ accounts in 2009, 2008, or 2007.

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

Revenue Recognition

Revenue from product sales to customers is generally recognized when title passes, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured.

Shipping and Handling Charges

Costs that we incur for shipping and handling charges are charged to “Cost of sales” and payments received from our customers for shipping and handling charges are included in “Net sales” on our consolidated statements of income.

Pension and Retiree Healthcare and Life Insurance Benefits

We provide various defined benefit pension plans for our U.S. employees and we sponsor multiple fully insured or self funded medical plans and a fully insured life insurance plan for retirees. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates, and other factors.  The assumptions used by us are determined as follows: (i) the discount rate used is based on comparisons to the Citigroup index and, to a lesser extent, the Moody’s AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market results and our expectations of future returns, as well as current market assumptions related to long-term return rates; and (iv) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations.  We review these assumptions periodically throughout the year.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
	2009	2008	2007
Numerator:
Net Income (loss)	$(62,870)	$21,617	$20,625

Denominator:
Denominator for basic earnings per share – weighted averages shares	15,691,579	15,714,884	16,555,656
Effect of stock options	-	209,288	193,681
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	15,691,579	15,924,172	16,749,337

Basic net income (loss) per share	$(4.01)	$1.38	$1.25
Diluted net income (loss) per share	(4.01)	1.36	1.23

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

On December 31, 2009 and December 31, 2008, we had outstanding option contracts used to hedge foreign currency cash flow and balance sheets.    Some of our contracts are designated as hedges, while others are not.  For those that are not designated as hedges, the effects of these contracts are recorded directly to our statement of income.  As of December 30, 2007 we had no option contracts in effect nor did we did have any instruments outstanding that would require hedge accounting treatment.

Advertising Costs

Advertising is expensed as incurred and amounted to $1.4 million for 2009, $1.6 million for 2008 and $1.8 million for 2007.

Variable-Interest Entities

We have an investment in a variable interest entity (VIE), however, we determined that we were not the primary beneficiary and, as such, did not consolidate the entity.  The VIE identified is Polyimide Laminate Systems, LLC (PLS), a 50% owned joint venture with Mitsui Chemicals, Inc.  The joint venture sells adhesiveless laminates for trace suspension assemblies and was established in October 1999.  Sales of PLS were approximately $15.9 million, $23.2 million and $19.7 million in 2009, 2008 and 2007 respectively.  Our maximum exposure to loss as a result of our involvement with PLS is limited to our equity investment, which was approximately $40,000 at December 31, 2009, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $1.3 million and $2.5 million at December 31, 2009 and December 31, 2008 respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the vesting period, which is generally four years. We develop estimates used in calculating the grant-date fair value of stock options to determine the amount of stock-based compensation to be recorded. We calculate the grant-date fair value using the Black-Scholes valuation model. The use of this valuation model requires estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates.

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
			Currently assessing the potential effects of this standard on our consolidated financial statements.	January 1, 2010

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2009	Level 1	Level 2	Level 3
Auction rate securities	$38,307	$-	$-	$38,307
Foreign currency option contracts	1,398	-	1,398	-
Pension assets	114,595	26,468	77,399	10,728

Additional guidance issued in April 2009 indicated that an other-than-temporary impairment must be recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.  Prior to the adoption of this guidance, we were required to record an other-than-temporary impairment for a security in an unrealized loss position unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery of its cost basis.

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

Auction Rate Securities

As of December 31, 2009, we held approximately $43.4 million of auction rate securities at par value as compared to approximately $50.0 million as of December 31, 2008.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at the time that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.

During 2009, approximately $6.6 million of auction rate securities were redeemed at par value, compared to $4.4 million in 2008.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant change in the fair value of our auction rate securities and total impairment of $5.1 million on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $0.4 million and one amount representing an impairment due to all other factors for $4.7 million.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  As of December 31, 2009, this amount is $0.4 million.  The securities that we hold have maturities ranging from 4 to 37 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2008	$43,400
Redeemed at par	(6,600)
Reported in other comprehensive loss	1,871
Reported in earnings	(364)
Balance at December 31, 2009	$38,307

A rollforward of credit losses recognized in earnings is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2008	$-
Credit losses recorded	472
Reduction in credit losses due to redemptions	(108)
Balance at December 31, 2009	$364

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, are recognized in the statement of operations during the current period.  The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in income.  Due to the mid-month timing of our contracts, certain immaterial ineffectiveness was experienced.

As of year end 2009, we have entered into nine hedge programs.  Five of these programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2009 and 2010 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.   We also entered into programs to hedge the foreign currency exposure on our consolidated statements of financial position.  The remaining four programs, which do not qualify as cash flow hedges, are intended to minimize foreign currency exposures on our consolidated statements of financial position.

Notional Values of Derivative Instruments

Currency (000s)
Euro	€4,800
U.S. Dollar	$22,700

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the year ended December 31, 2009		Fair Values of Derivative Instruments for the period ended December 31, 2009
Foreign Exchange Option Contracts	Location of loss	Amount of loss	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$(688)	$575
Contracts not designated as hedging instruments	Other income, net	(679)	823

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

MTI Global Inc. had established a solid presence as a solutions provider in several key markets that we are targeting for future growth, including mass transit and other markets requiring high reliability, high performance materials.  We believe that the addition of the product lines from MTI Global Inc. will expand the opportunities for both our existing products, as well as the acquired products, through exposure to new markets and applications.  We also plan to leverage the acquired technologies to create even more innovative materials solutions.

The acquisition-date fair value of the consideration transferred totaled $7.4 million in cash.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date:

(Dollars in thousands)
April 30, 2009
Net accounts receivable	$343
Inventory	2,039
Intangibles	720
Property, plant and equipment	7,206
$10,308

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  As a result, we recognized a gain of $2.9 million, which is shown in our consolidated statements of operations.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2009	December 31, 2008

Land	$14,238	$16,206
Buildings and improvements	113,714	114,191
Machinery and equipment	124,229	129,355
Office equipment	23,313	23,272
Equipment in process	20,679	27,899
	296,173	310,923
Accumulated depreciation	(173,033)	(165,701)
Total property, plant and equipment, net	$123,140	$145,222

Depreciation expense was $17.9 million in 2009, $18.4 million in 2008, and $24.3 million in 2007.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable intangible assets are comprised of the following:

(Dollars in thousands)	December 31, 2009	December 31, 2008

Trademarks and patents	$1,322	$1,022
Technology	1,207	786
Covenant-not-to-compete	625	625
	3,154	2,433
Accumulated amortization	(2,448)	(2,433)
Total other intangible assets	$706	$-

Amortization expenses for 2009 were minimal and there was no amortization expense for 2008.

On April 30, 2009, we completed the acquisition of certain assets of MTI Global Inc.’s silicones business.  Included in this acquisition was $0.7 million of intangible assets comprised of trademarks, patents and technology.

In the fourth quarter of 2008, we recorded a non-cash charge related to the sale of Induflex of $0.5 million.  This charge is included in “Income (loss) from discontinued operations, net of taxes” on our consolidated statements of income.

The changes in the carrying amount of goodwill for the period ending December 31, 2009, by segment, are as follows:

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total
Balance as of December 30, 2007	$-	$7,410	$-	$2,721	$10,131
Induflex sale adjustment	-	-	-	(497)	(497)
Balance as of December 31, 2008	-	7,410	-	2,224	9,634
	-	-	-	-	-
Balance as of December 31, 2009	$-	$7,410	$-	$2,224	$9,634

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of December 31, 2009, we had four joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd.	Taiwan	Other Polymer Products	December 31
Polyimide Laminate Systems, LLC	U.S.	Printed Circuit Materials	December 31

Equity income related to our share of the underlying net income of the joint ventures amounted to $5.5 million, $6.2 million, and $8.1 million for 2009, 2008, and 2007, respectively.  We had commission income from PLS of $1.8 million, $2.6 million, and $2.2 million for 2009, 2008, and 2007, respectively, which is included in “Other income, net” on our consolidated statements of income.

Summarized Information for Joint Ventures:

(Dollars in thousands)	December 31, 2009	December 31, 2008

Current assets	$58,278	$44,925
Noncurrent assets	26,558	28,733
Current liabilities	16,900	11,556
Noncurrent liabilities	-	-
Shareholders’ equity	67,936	62,102

	For the years ended:
(Dollars in thousands)	December 31, 2009	December 31, 2008	December 30, 2007

Net sales	$95,321	$114,436	$115,016
Gross profit	16,078	15,842	28,470
Net income	10,924	12,472	16,172

The effect of sales made between the unconsolidated joint ventures and us were appropriately accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

NOTE 8 - INVESTMENT

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

NOTE 9 - PENSION BENEFITS AND RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

We have two qualified noncontributory defined benefit pension plans.  One plan covers our U.S. unionized hourly employees and the other plan covers all other U.S. employees hired through December 30, 2007.  We also have established a nonqualified unfunded noncontributory defined benefit pension plan to restore certain retirement benefits that might otherwise be lost due to limitations imposed by federal law on qualified pension plans, as well as to provide supplemental retirement benefits for certain senior executives of the Company.

In addition, we sponsor multiple fully insured or self funded medical plans and a fully insured life insurance plan for retirees.  The measurement date for all plans for 2009 and 2008 is December 31, 2009 and December 31, 2008, respectively.

We are required, as an employer, to: (a) recognize in our statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and our obligations that determine our funded status as of the end of the fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in comprehensive income.  In addition, actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of other comprehensive income and amortized into net periodic pension cost in future periods.

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension plan for non-union employees and the retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees are no longer eligible for the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to existing plan participants as of December 30, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who were age 50 or older as of December 30, 2007, as long as they met certain eligibility requirements.  However, employees who were less than age 50 as of December 30, 2007 were no longer eligible for retiree medical benefits.  This plan amendment resulted in a reduction to the accumulated benefit obligation, which is accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they became fully eligible, beginning in the third quarter of 2007.

Obligations and Funded Status

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2009	2008	2009	2008
Change in benefit obligation:

Benefit obligation at beginning of year	$136,603	$130,301	$8,735	$7,070
Service cost	3,137	4,632	571	598
Interest cost	8,377	7,940	541	465
Actuarial (gain) loss	2,163	(270)	181	1,741
Benefit payments	(6,288)	(6,254)	(973)	(1,139)
Plan amendments	1,060	254	-	-
Benefit obligation at end of year	145,052	136,603	9,055	8,735

Change in plan assets:

Fair value of plan assets at beginning of year	91,925	124,204	-	-
Actual return on plan assets	20,803	(35,351)	-	-
Employer contributions	8,155	9,326	973	1,139
Benefit payments	(6,288)	(6,254)	(973)	(1,139)
Fair value of plan assets at end of year	114,595	91,925	-	-

Funded status	$(30,457)	$(44,678)	$(9,055)	$(8,735)

Amounts recognized in the consolidated balance sheets consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2009	2008	2009	2008

Non-current assets	$-	$-	$-	$-
Current liabilities	(1,816)	(995)	(1,002)	(942)
Non-current liabilities	(28,641)	(43,683)	(8,053)	(7,793)
Net amount recognized at end of year	$(30,457)	$(44,678)	$(9,055)	$(8,735)

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2009	2009

Net Actuarial Loss	$38,560	$3,562
Prior Service Cost	3,321	(1,934)
Net amount recognized at end of year	$41,881	$1,628

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $145.1 million, $129.9 million and $114.6 million, respectively, as of December 31, 2009 and $136.6 million, $121.6 million and $91.9 million, respectively, as of December 31, 2008.

Components of Net Periodic Benefit Cost

				Postretirement Health and
	Pension Benefits			Life Insurance Benefits
(Dollars in thousands)	2009	2008	2007	2009	2008	2007

Service cost	$3,137	$4,632	$5,152	$571	$598	$666
Interest cost	8,377	7,940	7,289	541	465	449
Expected return of plan assets	(8,364)	(10,405)	(9,924)	-	-	-
Amortization of prior service cost	518	513	518	(656)	(697)	(465)
Amortization of net loss	2,174	242	240	298	268	126
Curtailment charge/(credit)	114	-	-	(258)	-	-
Settlement gain	-	-	-	-	-	-
Net periodic benefit cost	$5,956	$2,922	$3,275	$496	$634	$776

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $1.9 million and $0.6 million, respectively.  The estimated net loss (gain) and prior service cost for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.4 million and ($0.6 million).

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2009	2008	2009	2008

Discount rate	6.00%	6.25%	4.75%	6.25%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net benefit cost for years ended:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2009	2008	2009	2008

Discount rate	6.00%	6.25%	4.75%	6.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

To determine the expected long-term rate of return on plan assets, we review portfolio performance, the historical long-term rate of return, and how any change in the allocation of the assets could affect the anticipated returns. Adjustments are made to the historical rate of return if it is deemed necessary to obtain the desired long-term rate of return with the current allocation of assets.

For measurement purposes as of December 31, 2009, we assumed annual healthcare cost trend rates of 8% and 9.5% for covered healthcare benefits in 2008 for retirees pre-age 65 and post-age 65, respectively.  The rates were assumed to decrease gradually to 5% and 5.5%, respectively, in 2014 and remain at those levels thereafter.  As of December 30, 2007, we assumed an annual healthcare cost trend rate of 10% and 11.5% for covered healthcare benefits in 2007.  The rate was assumed to decrease gradually to 5% and 5.5% in 2013 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost	$98,742	$(89,839)
Effect on other postretirement benefit obligations	534,701	(494,841)

Plan Assets

Our defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations.  Overall investment risk is mitigated by maintaining a diversified portfolio of assets.

Asset allocation target ranges were established to meet our investment objectives.  The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition.  The target allocations for plan assets were approximately 67% equity securities and 33% debt securities for 2009.  The target allocations are reevaluated approximately every two years, and as a result, the target percentages for 2010 are anticipated to be 57% and 43%.

Investments are stated at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year.  The fair value of the guaranteed deposit account is determined through discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased.

The estimated fair values of the participation units owned by the Plan in pooled separate accounts are based on quoted redemption values and adjusted for management fees and asset charges, as determined by the recordkeeper, on the last business day of the Plan year. Pooled separate accounts are accounts established solely for the purpose of investing the assets of one or more plans. Funds in a separate account are not commingled with other assets of the Company for investment purposes.

The following table presents the fair value of the net assets, by asset category, at December 31, 2009 and 2008:

(Dollars in thousands)	2009	2008

Pooled separate accounts	$77,399	$65,582
Common stock	26,289	18,808
Guaranteed deposit account	10,728	6,987
Interest bearing cash	179	548
Total investments, at fair value	$114,595	$91,925

The following table sets forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2009.

	Assets at Fair Value as of December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Pooled separate accounts	$-	$77,399	$-	$77,399
Common stock	26,289	-	-	26,289
Guaranteed deposit account	-	-	10,728	10,728
Interest bearing cash	179	-	-	179
Total assets at fair value	$26,468	$77,399	$10,728	$114,595

The table below sets forth a summary of changes in the fair value of the Master Trust’s Level 3 assets for the year ended December 31, 2009.

(Dollars in thousands)	Guaranteed Deposit Account

Balance at beginning of year	$6,987
Realized gains (losses)	-
Unrealized gains relating to instruments still held at the reporting date	229
Purchases, sales, issuances and settlements (net)	3,512
Transfers in and/or out of Level 3	-
Balance at end of year	$10,728

Cash Flows

Contributions

At the current time, we have met the minimum funding requirements for our qualified defined benefit pension plans and are therefore not required to make a contribution to the plans in 2009 for any past years.  In 2009 and 2008, we made annual contributions to the pension plans of approximately $8.2 million and $9.3 million, respectively.  As there is no funding requirement for the nonqualified defined benefit pension plans and the Retiree Health and Life Insurance benefit plans, we will contribute the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans.  The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows.  The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2009.

(Dollars in thousands)

	Pension Benefits	Retiree Health and Life Insurance Benefits

2010	$8,023	$1,002
2011	6,801	1,033
2012	9,490	1,010
2013	7,438	986
2014	7,421	968
2015-2019	44,247	5,676

NOTE 10 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees.  Employees can defer an amount they choose, up to the yearly IRS limit, which is $16,500 in 2009 and $15,500 in 2008. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations.  Beginning in 2008, our matching contribution changed from a 50% match on the first 5% of an eligible employee’s annual pre-tax contribution to 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%.  Also, beginning in 2008, our matching contribution is no longer invested in Rogers’ stock. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $1.5 million in 2009, $1.6 million in 2008 and $1.3 million in 2007, which related solely to our matching contributions.

NOTE  11 - DEBT

Long-Term Debt

We have a Multicurrency Revolving Credit Agreement with RBS Citizens, National Association (Bank), a successor in interest to Citizens Bank of Connecticut (Credit Agreement).  On November 16, 2009, we entered into Amendment No. 5 (Amendment) to this Credit Agreement.  Pursuant to this Amendment, the total facility under the Credit Agreement was reduced from $100 million to $50 million, by eliminating the previously existing $25 million credit facility and reducing the previously existing $75 million credit facility to $50 million.  The current $50 million credit facility (Credit Facility) is available for loans or letters of credit.  It is a multi-currency facility under which we may borrow in U.S. dollars, Japanese Yen, Euros or any other currency freely convertible into U.S. dollars and traded on a recognized interbank market.  Under the terms of the Credit Agreement, we have the right to incur additional indebtedness outside of the Credit Agreement through additional borrowings in an aggregate amount of up to $25 million.

The Credit Facility expires on November 12, 2011.  The rate of interest charged on any outstanding loans can, at our option and subject to certain restrictions, be based on the prime rate or at a rate 200 basis points over LIBOR.   Under the arrangement, the ongoing commitment fee is 30 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and the maximum amount that beneficiaries may draw under outstanding letters of credit.

There were no borrowings pursuant to the Credit Agreement at December 31, 2009 and December 31, 2008, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  The Amendment modifies the definition of EBITDA contained in the Credit Agreement by adding back into earnings non-cash stock compensation charges and certain asset impairment charges, thereby relieving certain restraints on our ability to borrow.  We were in compliance with all covenants at December 31, 2009 and December 31, 2008.

At December 31, 2009 we had certain standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)

No amounts were owed on the LOCs as of December 31, 2009 and December 31, 2008, respectively.

Interest

We paid an unused commitment fee of approximately $19,000 in 2009 and in 2008 we paid approximately $18,000 to renew the $25 million credit facility, and there were no interest charges in either year.  No fees or interest charges were incurred in 2007.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 12 - INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2009	2008	2007
Domestic	$(32,465)	$4,924	$(11,672)
International	12,316	20,182	35,212
Total	$(20,149)	$25,106	$23,540

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2009
Domestic	$(4,042)	$43,902	$39,860
International	3,328	(5,698)	(2,370)
State	11	5,220	5,231
Total	$(703)	$43,424	$42,721

2008
Domestic	$697	$(3,174)	$(2,477)
International	7,891	(1,537)	6,354
State	39	(427)	(388)
Total	$8,627	$(5,138)	$3,489

2007
Domestic	$421	$(4,851)	$(4,430)
International	8,785	(1,269)	7,516
State	252	(423)	(171)
Total	$9,458	$(6,543)	$2,915

Deferred tax assets and liabilities as of December 31, 2009 and December 31, 2008, respectively, are comprised of the following:

(Dollars in thousands)	2009	2008
Deferred tax assets
Accrued employee benefits and compensation	$8,732	$7,817
Postretirement benefit obligations	14,636	17,273
Tax credit carryforwards	8,649	3,557
Reserves and accruals	5,740	6,833
Depreciation and amortization	20,018	17,053
Other	3,079	3,215
Total deferred tax assets	60,854	55,748
Less deferred tax asset valuation allowance	(52,143)	-
Total deferred tax assets, net of valuation allowance	8,711	55,748
Deferred tax liabilities
Investment in joint ventures, net	267	585
Depreciation and amortization	5,139	7,421
Total deferred tax liabilities	5,406	8,006
Net deferred tax asset	$3,305	$47,742

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes.  The reasons for this difference are as follows:

(Dollars in thousands)	2009	2008	2007

Tax expense at Federal statutory income tax rate	$(7,052)	$8,787	$8,239
International tax rate differential	(6,085)	(3,185)	(2,292)
Foreign tax credit	(817)	(241)	(670)
General business credits	(485)	(517)	(926)
Tax Exempt Interest	(132)	(834)	(618)
Valuation allowance charge	57,258	-	(960)
Provision to return adjustment	-	(1,072)	(520)
Other	34	551	662
Income tax expense	$42,721	$3,489	$2,915

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years.  In 2009, the fifth year under this agreement, RSZ reported pretax income of $0.3 million, which was subject to a tax rate of 10%, resulting in a negligible decrease of our effective tax rate.  The tax rate in effect will be 22% in 2010, 24% in 2011, and will increase to the full rate of 25% in 2012.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), we were subject to a rate of tax of 20% in 2009, which resulted in a decrease of 5 percentage points in our effective tax rate based upon their pretax income of $5.1 million.  The tax rate in effect will be 22% in 2010, 24% in 2011, and will increase to the full rate of 25% in 2012.

At December 31, 2009 we had a valuation allowance of $52.1 million against our U.S. deferred tax assets.  A valuation allowance for deferred tax assets is recorded to the extent we cannot determine the ultimate realization of the net deferred tax assets is more likely than not.  In 2009, the U.S. was in a significant cumulative three-year loss position. As the realization of deferred taxes is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment, we concluded that given the weight of both positive and negative evidence, a valuation allowance should be placed against our U.S. deferred tax assets.  There was no valuation allowance recorded against our deferred tax assets at December 31, 2008.

Through December 31, 2009, we have not paid U.S. income taxes on approximately $90.6 million of unremitted foreign earnings because substantially all such earnings are intended to be reinvested indefinitely outside the U.S.

There were no tax benefits from the exercise of stock options in 2009.  There was $0.5 million of benefits in 2008, and no tax benefits in 2007.  These tax benefits have been allocated to additional paid-in-capital in stockholder’s equity when realized.

Income taxes paid, net of refunds, were $1.1 million, $8.7 million, and $9.3 million in 2009, 2008 and 2007, respectively.

On January 1, 2007, with the adoption of new accounting guidance related to uncertain tax positions, we recognized an increase of $2.7 million in the liability for unrecognized tax benefits, which was recorded through a decrease in retained earnings.  At December 31, 2009, we had gross tax-affected unrecognized tax benefits of $7.6 million, all of which if recognized, would impact the effective tax rate.  In addition, at December 31, 2009 we have approximately $0.7 million of accrued interest related to uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2009	2008
Beginning balance	$8,679	$8,447
Gross increases - tax positions in prior period	1,305	901
Gross decreases - tax positions in prior period	-	(148)
Gross increases - current period tax positions	971	710
Settlements	(2,954)	(192)
Lapse of statute of limitations	(416)	(1039)
Ending balance	$7,585	$8,679

It is reasonably possible that a reduction of unrecognized tax benefits in a range of $1.0 million to $1.5 million may occur within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax years from 2006 through 2009 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2006.

NOTE 13 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income (Loss)

Accumulated balances related to each component of accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	December 31, 2009	December 31, 2008

Foreign currency translation adjustments	$17,096	$15,364
Funded status of pension plans and other post retirement benefits	(22,710)	(33,935)
Unrealized loss on marketable securities, net of tax	(2,670)	(4,092)
Unrealized gain (loss) on derivative instruments	(142)	546
Accumulated other comprehensive income (loss)	$(8,426)	$(22,117)

Capital Stock and Equity Compensation Awards

Under the Rogers Corporation 2009 Long-Term Equity Compensation Plan we may grant stock options to officers, directors, and other key employees at exercise prices that are at least equal to the fair market value of our stock on the date of grant. Under our older plans, stock options to officers, directors, and other key employees could be granted  at exercise prices that were as low as 50% of the fair market value of our stock as of the date of grant.  However, in terms of these older plans, virtually all such options were granted at exercise prices equal to the fair market value of our stock as of the date of grant. With shareholder approval of the Rogers Corporation 2009 Long-Term Equity Compensation Plan, no new equity awards will be granted from our older plans. Except for grants made in 2004 and 2005, regular options granted to employees in the United States generally become exercisable over a four-year period from the grant date and expire ten years after the date of grant.  Stock option grants were also made to non-management directors, generally on a semi-annual basis, with the last of such grants being made in June of 2008. In December of 2008, each non-management director was awarded deferred stock units instead of stock options and such directors also were granted deferred stock units in May of 2009.  Such deferred stock units permit non-management directors to receive, at a later date, one share of Rogers stock for each deferred stock unit with no payment of any consideration by the director at the time the shares are received.  For director stock options, the exercise price was equal to the fair market value of our stock as of the grant date and they are immediately exercisable and expire ten years after the date of grant. Our 2005 Equity Compensation Plan and our 2009 Long-Term Equity Compensation Plan also permit the granting of restricted stock and certain other forms of equity awards to officers and other key employees, although as mentioned above, no new equity awards are being made pursuant to the 2005 plan.  Stock grants in lieu of cash compensation are also made to non-management directors and the Stock Acquisition Program, approved in 2009, is now being used for such grants if a non-management director chooses to receive Rogers stock in lieu of cash compensation.

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2009	December 31, 2008

Stock acquisition program	121,680	-
Stock options and restricted stock	3,038,118	2,372,133
Rogers Employee Savings and Investment Plan	184,553	173,863
Rogers Corporation Global Stock Ownership Plan for Employees	288,224	306,606
Stock to be issued in lieu of deferred compensation	67,843	41,656
Total	3,700,418	2,894,258

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted in 2009, 2008 and 2007 were calculated using the following weighted average assumptions:

	December 31, 2009	December 31, 2008	December 30, 2007
Options granted	356,375	322,922	250,736
Weighted average exercise price	$23.59	$31.91	$50.70
Weighted-average grant date fair value	$9.62	$15.01	$24.13
Assumptions:
Expected volatility	47.37%	39.84%	36.75%
Expected term (in years)	5.9	7.0	7.0
Risk-free interest rate	2.79%	3.28%	4.67%
Expected dividend yield	-	-	-

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

In most cases, we recognize expense using the straight-line attribution method for both pre- and post-adoption grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3%. This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

A summary of the activity under our stock option plans as of December 31, 2009 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,184,878	$40.11
Options granted	356,375	23.59
Options exercised	(61,620)	17.51
Options cancelled	(78,315)	35.29
Options outstanding at December 31, 2009	2,401,318	38.40	5.8	$3,353,683
Options exercisable at December 31, 2009	1,586,720	41.69	4.5	962,726
Options vested or expected to vest at December 31, 2009 *	2,376,880	38.46	5.7	3,281,955

*
In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2009 and December 31, 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.2 million and $0.9 million, respectively.  The total amount of cash received from the exercise of these options was $1.0 million and $1.6 million, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2009 and December 31, 2008 was approximately $3.4 million and $4.3 million, respectively.

As of December 31, 2009, there was $3.7 million of total unrecognized compensation cost related to unvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

We recognized $3.4 million and $4.3 million of compensation expense related to stock options for the years ended December 31, 2009 and December 31, 2008, respectively.

A summary of activity under the stock options plans for the fiscal years ended 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	2,184,878	$40.11	1,989,646	$40.39	2,118,631	$37.94
Granted	356,375	23.59	322,922	31.91	250,736	50.70
Exercised	(61,620)	17.51	(98,524)	17.05	(264,531)	26.91
Cancelled	(78,315)	35.29	(29,166)	45.89	(115,190)	48.08
Outstanding at year-end	2,401,318	$38.40	2,184,878	$40.11	1,989,646	$40.39
Options exercisable at end of year	1,586,720		1,602,016		1,653,331

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2007 and 2008 cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2009 grants cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cash flow.

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

A summary of activity under the restricted stock plans for the fiscal years ended 2009, 2008 and 2007 is presented below:

	2009	2008	2007
Non-vested shares outstanding at beginning of year	78,950	44,800	24,300
Awards granted	46,250	34,150	20,500
Awards issued	(24,300)	-	-
Non-vested shares outstanding at year-end	100,900	78,950	44,800

We recognized $0.2 million and $0.6 million of compensation expense related to restricted stock for the years ended December 31, 2009 and December 31, 2008, respectively.  The 2009 expense represents no projected payout for the 2007 and 2008 grants, and a projected payout of 17% for the awards granted in 2009.  The 2008 expense represents a projected payout of 155% of the award granted in 2006 and 19% of the award granted in 2008.

As of December 31, 2009, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.5 million of compensation expense associated with the plan in each of the years ended December 31, 2009 and December 31, 2008.

Common Stock Repurchase Plan

On February 15, 2008, our Board of Directors approved a buyback program, under which we were authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  Through the three months ended March 30, 2008 we had repurchased 906,834 shares of common stock, for $30.0 million, which completed this buyback program.  There has been no stock buyback program in place since March 30, 2008.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

Our principal noncancellable operating lease obligations are for building space and vehicles.  The leases generally provide that we pay maintenance costs. The lease periods typically range from one to five years and include purchase or renewal provisions.  We also have leases that are cancellable with minimal notice.  Lease expense was $1.8 million in 2009, $1.5 million in 2008, and $1.9 million in 2007.

Future minimum lease payments under noncancellable operating leases at December 31, 2009, aggregated, are $2.8 million.  Of this amount, annual minimum payments are $1.4 million, $0.8 million, $0.3 million, and $0.3 million for years 2010 through 2014, respectively.

Environmental Activities and General Litigation

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving waste disposal sites.  Currently, this proceeding are at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  However, the costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2009, which approximates our share of the low end of the range.

In relation to the current superfund case, we believe we are a de minimis participant and have only been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

During 2009, we settled a second superfund case when we reached agreement with the Connecticut Department of Environmental Protection (CT DEP) as a de minimis party and paid approximately $0.1 million to settle our portion of the claim, which released us from further involvement with the site.

PCB Contamination

We have been working with the CT DEP and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  As of the third quarter of 2009, one of the additional wells had tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  We have accrued a liability of $0.2 million as of year end 2009, which approximates our best estimate for additional remediation costs at this site.  Also, we recently discovered additional contamination related to PCBs in the facility that contained the equipment that was the source of the original PCB contamination.  During the third quarter of 2009, it was concluded that remediation of the contamination within the facility will cost between $0.2 million and $0.4 million; therefore, we recorded an additional liability of $0.2 million related to this issue as of year end 2009, which represents the low end of the estimated range.

Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related PCB’s at to the site.  We believe that this situation will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

A significant number of asbestos-related product liability claims have been brought against numerous United States industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. We have been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, such amount merely represents jurisdictional amounts.  Even in those situations where specific damages are alleged, the claims frequently seek the same amount of damages, irrespective of the disease or injury.  Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or even thousands of claimants.  As a result, even when specific damages are alleged with respect to a specific disease or injury, those damages are not expressly identified as to us.

We did not mine, mill, manufacture or market asbestos; rather, we made some limited products, which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2009, there were approximately 167 pending claims compared to approximately 163 pending claims at December 31, 2008.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 167 claims pending as of December 31, 2009, 55 claims do not specify the amount of damages sought, 109 claims cite jurisdictional amounts, and only three (3) claims (or approximately 1.8% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, two (2) claims allege compensatory and punitive damages of $20,000,000; and one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs.  These three (3) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us increased slightly in 2007, declined in 2008 but increased again in 2009.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the fiscal year ended December 31, 2009, we were able to have approximately 96 claims dismissed and settled 22 claims.  For the fiscal year ended December 31, 2008, approximately 83 claims were dismissed and 4 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $7.6 million in 2009, compared to approximately $1.5 million for 2008.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to have a formal analysis performed to determine our potential future liability and related insurance coverage for asbestos-related matters.  This determination was made based on several factors, including the growing number of asbestos-related claims at the time and the related settlement history.  As a result, National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, was engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the limited amount and variability of our claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  There are three such primary carriers and numerous excess carriers, all of which were put on notice of the litigation.  In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions were based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2009 and the estimated liability and estimated insurance recovery as of December 31, 2009, for the five-year period through 2014, is $27.5 million and $27.4 million, respectively.  As of December 31, 2008 the estimated liability and estimated insurance recovery, for the five-year period through 2013, was $24.3 and $24.0 million, respectively.

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

Other Environmental and General Litigation

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost would be between approximately $0.4 million to $1.0 million with the most likely cost being the mid-point of this range and therefore, we recorded a $0.7 million charge in the fourth quarter of 2005.  The remediation for this site was completed during 2008.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters and will continue at least to the end of 2010, at which point the CT DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  As of December 31, 2009 any costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

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

In addition to the above issues, the nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position, or cash flows.

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

As of December 31, 2009, we have identified eight operating segments and have aggregated those segments into four reportable segments as follows: Printed Circuit Materials, High Performance Foams, Custom Electrical Components, and Other Polymer Products.  The following is a description of each reportable segment.

Printed Circuit Materials:  This reportable segment is comprised of one operating segment and one joint venture that produce laminate materials, which are primarily fabricated by others into circuits and used in electronic equipment for transmitting, receiving, and controlling electrical signals. These products tend to be proprietary materials that provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power in analog, digital, and microwave equipment.  These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

High Performance Foams:  This reportable segment consists of two operating segments and two joint ventures that manufacture products consisting primarily of high-performance urethane and silicone foams.  These foams are designed to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous mechanical and environmental requirements.  These materials are sold primarily though fabricators and OEM’s on a worldwide basis.

Custom Electrical Components:  This reportable segment is comprised of two operating segments that include electroluminescent lamps, inverters and power distribution system components.  These products are custom designed electronic components tailored to the specific need of each of a wide range of applications and sold primarily to electronic subsystem assemblers and OEM’s primarily in the ground transportation and telecommunication markets on a worldwide basis.

Other Polymer Products:  This reportable segment consists of three operating segments that produce the following products:  elastomer component products, which include floats for fill level sensing in fuel tanks, motors and storage tanks and elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines, and automated teller machines; nonwoven composite materials that are manufactured for medical padding, industrial prefiltration applications, and consumable supplies in the lithographic printing industry and thermal management products.  This segment also includes one joint venture, RCCT, which manufactures flexible circuit materials which are then resold by us.  This material is primarily used for portable communications device applications.

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

Reportable Segment Information

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Custom Electrical Components	Other Polymer Products	Total

2009
Net sales	$112,917	$104,824	$50,766	$23,314	$291,821
Operating income (loss)	250	5,054	(21,225)	(13,651)	(29,572)
Total assets	148,695	215,249	20,575	22,959	407,478
Capital expenditures	7,216	3,092	1,497	282	12,087
Depreciation	2,639	4,024	9,135	2,163	17,961
Investment in unconsolidated joint ventures	40	26,052	-	7,876	33,968
Equity income (loss) in unconsolidated joint ventures	-	5,756	-	(294)	5,462

2008
Net sales	$123,215	$119,462	$92,574	$30,111	$365,362
Operating income (loss)	(2,990)	20,553	(137)	(7,563)	9,863
Total assets	168,292	190,929	86,815	37,403	483,439
Capital expenditures	12,161	3,897	3,753	1,193	21,004
Depreciation	3,059	2,823	10,498	2,017	18,397
Investment in unconsolidated joint ventures	8,136	22,915	-	-	31,051
Equity income in unconsolidated joint ventures	157	6,079	-	-	6,236

2007
Net sales	$143,820	$110,592	$135,142	$23,144	$412,698
Operating income (loss)	1,214	20,037	(4,068)	(5,411)	11,772
Total assets	186,496	119,442	125,395	31,660	462,993
Capital expenditures	15,463	6,057	5,943	3,422	30,885
Depreciation	5,247	3,623	14,179	1,247	24,296
Investment in unconsolidated joint ventures	9,820	20,736	-	-	30,556
Equity income in unconsolidated joint ventures	250	7,836	-	-	8,086

* Results of RCCT are included in the Other Polymer Products reportable segment as of 2009.

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2009	2008	2007	2009	2008

United States	$80,191	$102,649	$119,979	$63,038	$69,772
Asia	136,563	174,903	197,167	40,328	34,327
Europe	62,920	73,501	73,731	30,114	50,757
Other	12,147	14,309	21,821	-	-
Total	$291,821	$365,362	$412,698	$133,480	$154,856

(1) Net sales are attributed to countries based on the location of the customer.
(2) Long-lived assets are based on the location of the asset and include goodwill and other intangibles and property, plant and equipment.

NOTE 16 - RESTRUCTURING / IMPAIRMENT CHARGES

The following table summarizes the restructuring and impairment charges (recoveries) recorded in income from continuing operations for each of the fiscal years in the three-year period ended December 31, 2009:

(Dollars in thousands)
	2009	2008	2007
Inventory charges (1)
Printed Circuit Materials	$380	$--	$2,500
Custom Electrical Components	430	--	4,262
	810	--	6,762

Inventory recoveries (1)
Printed Circuit Materials	--	(1,015)	(1,278)
Custom Electrical Components	--	(2,742)	(971)
	--	(3,757)	(2,249)

Property, plant and equipment charges (3)
High Performance Foams	559	--	--
Printed Circuit Materials	800	77	630
Custom Electrical Components	8,643	100	2,500
Other Polymer Materials	7,981	--	--
	17,983	177	3,130

Prepaid license charges (2)
Custom Electrical Components	--	335	1,843
	--	335	1,843

Goodwill impairment (4)
Other Polymer Materials	--	--	525
	--	--	525

Severance (4)	4,920	--	3,013

Total charges (benefit)	$23,713	$(3,245)	$13,024

(1)
These amounts are included in cost of sales on our consolidated statements of income with the exception of $0.5 million in the Custom Electrical Components reportable segment in 2007 which is recorded in selling and administrative expenses on our consolidated statements of income.

(2)	These amounts are included in selling and administrative expenses on our consolidated statements of income.
(3)
These amounts are included in restructuring and impairment charges on our consolidated statements of income in 2009.  Amounts relating to 2008 and 2007 were included in cost of sales in our consolidated statements of income.

(4)	These amounts have been included in restructuring and impairment on our consolidated statements of income.

2009

During 2009, we recorded approximately $23.7 million in restructuring and impairment charges, of which $0.8 million is recorded in “Cost of Sales” on our consolidated statements of operations.  The restructuring and impairment charges, were comprised of the following:

•
$18.0 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Durel ($8.6 million), Advanced Circuit Materials ($0.8 million), Thermal Management Systems ($0.3 million)  and ($0.6 million) High Performance Foams operations;

•	$4.9 million in severance related to a workforce reduction; and
•	$0.8 million in charges related to additional inventory reserves at Durel and Flexible Circuit Materials, which is recorded in “Cost of sales” on our consolidated statements of operations.

These charges are discussed in greater detail below.

•	Flexible Circuit Materials

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

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment is no longer of use to us.  We recognized an impairment charge of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statements of operations and is contained in our Other Polymer Products reportable segment.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million will be classified as an “asset held for sale” in the “current asset” section of our consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our consolidated statements of operations and is contained in our Other Polymer Products reportable segment.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge is reported as part of “Cost of sales” in our consolidated statements of operations and is contained in our Printed Circuit Materials reportable segment.

We also recorded an impairment charge on certain other assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which is reported in the “Restructuring and impairment” line item in our consolidated statements of operations and is contained in our Other Polymer Products reportable segment.

•	High Performance Foams

During the fourth quarter of 2009, we recorded an impairment charge of $0.6 million on our manufacturing facility located in Richmond, Virginia which was acquired as part of the acquisition of certain assets of MTI Inc.  The building was classified as an “asset held for sale” when acquired in the second quarter of 2009.  Current market conditions resulted in the fourth quarter impairment charge.

This charge is in our High Performance Foams reportable segment.

•	Durel

Over the past few years, our Durel electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the Durel business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, at this point we have not successfully developed any new applications that we currently estimate would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production is now primarily limited to automotive applications as there are no longer material sales into the handheld market as of the second quarter of 2009, is an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we do not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer has any value or future use.  This charge is reported as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the Durel business, as described above, we made the decision to market for sale the Durel facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.  Technically, the building does not meet the definition of an asset-held-for-sale, per the relevant accounting guidance, and therefore it will continue to be classified as “Property, plant and equipment” on our consolidated statement of financial position at December 31, 2009.

These charges are reported in our Custom Electrical Components reportable segment.

•	Advanced Circuit Materials

Early in 2008, management determined based on forecasts at that time, that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we now believe that we will not need this equipment as we currently have sufficient capacity to meet our current needs and the China facility will be available in time to satisfy any increase in demand.  Therefore, we have determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge of approximately $0.8 million, which is reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

These charges are reported in our Printed Circuit Materials reportable segment.

•	Thermal Management Systems

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  We have not been successful in developing this product and are not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

These charges are reported in our Other Polymer Products reportable segment.

•	Severance

In the first half of 2009, we announced certain cost reduction initiatives that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $4.9 million in severance charges in 2009, and paid out approximately $3.8 million in severance during 2009.

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 31, 2008	$-
Provisions	4,920
Payments	(3,832)
Balance at December 31, 2009	$1,088

2007

•	Durel

In 2007, we recorded a non-cash pre-tax charge of $9.4 million related to our Durel operating segment, which is aggregated into our Custom Electrical Components reportable segment.  This charge included a $7.6 million restructuring charge related to the write down of inventory and accelerated depreciation on machinery and equipment related to the Durel business and a $1.8 million charge related to the accelerated expense recognition of a prepaid license associated with a certain flexible electroluminescent (EL) lamp product.  These charges were partially offset by the sale of approximately $1.0 million of inventory previously reserved for in the second quarter of 2007.  These charges resulted from a significant change in the current outlook for existing and future EL lamp programs during the second quarter of 2007 based on information related to certain program terminations from our most significant customer of EL lamps in the portable communications market.  As a result of this change in business conditions, all remaining production of EL lamps for the portable communications market that was located at Durel’s manufacturing facility in Arizona was shifted to China by the end of the second quarter of 2007.  As of year end 2008, substantially all EL production, including lamps for the automotive industry, shifted to our China facility.  The significant change in the outlook of EL programs and the planned shift in EL production to China was an indicator of impairment that triggered an impairment analysis on the long-lived assets of the Durel business.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process, led us to conclude that no impairment charge associated with the Durel long-lived assets was necessary.  As such, we determined that it was appropriate to reduce the estimated useful lives of EL lamp related equipment in Durel’s US manufacturing facility.  In addition, the reduced forecast of EL lamp sales, specifically related to flexible EL lamps for the portable communications market, caused us to accelerate the expense recognition of a prepaid license associated with flexible EL lamps based on the current forecasted revenues.  We incurred charges of approximately $0.4 million in 2008 related to these restructuring activities and sold approximately $2.7 million of previously reserved inventory.

•	Flexible Circuit Materials

In 2007, we recorded a non-cash pre-tax charge of $3.1 million related to our flexible circuit materials operating segment, which was aggregated into our Printed Circuit Materials reportable segment.  This charge was related to the write down of inventory and accelerated depreciation on machinery and equipment related to the flexible circuit material business and was partially offset by the sale of approximately $1.3 million of inventory previously reserved for in the second quarter of 2007.  Flexible circuit materials, which are used in a variety of consumer electronic products, have become a commodity product with increased global competition and pricing pressure driven by excess capacity.  This commoditization has caused the operating results of the flexible circuit materials business to significantly decline in recent periods, which resulted in our revaluation of the strategic future viability of this business.  We determined that these market factors were an indicator of impairment that triggered an analysis of the long-lived assets related to the flexible circuit materials business.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process, concluded that no impairment charge associated with the flexible circuit materials long-lived assets was necessary.  As such, we determined that it was appropriate to reduce the estimated useful lives of the equipment related to the flexible circuit materials operating segment.  We also determined, based on business conditions at that time that certain inventories associated with this business would not be saleable, and we reserved for these inventories accordingly.  We incurred minimal charges in 2008 related to these restructuring activities and sold approximately $1.0 million of previously reserved inventory.

•	Composite Materials

In 2007, we recorded a non-cash pre-tax charge of $0.5 million related to the impairment of the goodwill associated with the composite materials operating segment, which is aggregated into our Other Polymer Products reportable segment.  The operating results of the composite materials business have gradually declined over the past few years.  During the second quarter of 2007, a government program, which was material to the sales and earnings of the composite materials business, expired.  We determined that the loss of this program, which we had previously thought would be replaced with new business, was an indicator of impairment due to the significance of the program on the long-term revenues of this business.  Consequently, we performed an impairment analysis on the composite materials operating segment.  The impairment analysis, which was completed as part of the second quarter of 2007 closing process, resulted in us recording an impairment charge of $0.5 million related to the goodwill associated with this business.  The analysis did not result in the impairment of any of the business’ other long-lived assets.  No additional charges related to the impairment of the goodwill associated with the composite materials operating segment were recorded during the remainder of 2007.

•	Severance

In 2007, as part of the restructuring activities previously discussed, we took a number of actions to reduce costs, including a company-wide headcount reduction.  We recorded $3.0 million of severance charges in 2007 and made severance payments of $1.4 million.  During 2008, we paid the remaining $1.6 million in severance relating to 2007.

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 31, 2007	$1,572
Payments	(1,572)
Balance at December 31, 2008	$-

NOTE 17 - DISCONTINUED OPERATIONS

On October 31, 2008, we closed on an agreement to sell the shares of our Induflex subsidiary to BV Capital Partners.  Under the terms of the agreement, Rogers received approximately 10.7 million euros (US$13.6 million at the October 31, 2008 spot price), which represented the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earnout amounts for three years from the date of the sale based on the future performance of the divested business.

This subsidiary had been aggregated in our Other Polymer Products reportable segment.  Net income of $1.7 million and $1.2 million have been reflected as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2008 and December 30, 2007, respectively.  The net gain reflected as discontinued operations at December 31, 2008 includes a $3.2 million gain related to the sale of Induflex.  Net sales associated with the discontinued operations were $16.7 million and $18.7 million for the years ended December 31, 2008 and December 30, 2007, respectively.  The tax related to the discontinued operations was $0.2 million and $0.4 million of tax expense for December 31, 2008 and December 30, 2007, respectively.  There was no effect on operating results in 2009, as a result of this discontinued operation.

On July 27, 2007, we completed the closure of the operations of the polyolefin foams operating segment, which had been aggregated in our Other Polymer Products reportable segment.  For the fiscal year ended 2007, $0.3 million of net income has been reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.9 million for 2007. In the third quarter of 2007, we ceased operations of the polyolefin foams operating segment and there were no net sales associated with the discontinued operations for the second half of 2007.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2009 and 2008.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$65,475	$67,368	$81,019	$77,959
Gross Margin	13,929	17,043	24,597	23,706

Net income (loss)	$(8,718)	$(67,533)	$6,331	$7,050

Net income (loss) per share:
Basic	$(0.56)	$(4.31)	$0.40	$0.45
Diluted	$(0.56)	$(4.31)	$0.40	$0.45

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	March 30, 2008	June 29, 2008	September 28, 2008	December 31, 2008

Net sales	$98,039	$92,432	$96,317	$78,574
Gross Margin	31,550	30,299	30,546	21,568

Net income from continuing operations	7,802	6,501	7,107	207

Income from discontinued operations, net of tax	18	395	838	3,647

Net income	$7,820	$6,896	$7,945	$3,854

Basic net income per share:
Income from continuing operations	$0.48	$0.42	$0.46	$0.01
Income from discontinued operations, net	-	0.03	0.05	0.23
Net income	$0.48	$0.45	$0.51	$0.24

Diluted net income per share:
Income from continuing operations	$0.48	$0.41	$0.45	$0.01
Income from discontinued operations, net	-	0.03	0.05	0.23
Net income	$0.48	$0.44	$0.50	$0.24

NOTE 19 – SUBSEQUENT EVENTS

There were no events subsequent to December 31, 2009 and through our financial statement issuance date of February 19, 2010 that would have a material effect on our financial statements as of December 31, 2009, or are of such significance that would require mention as a subsequent event in order to make the financial statements not misleading.

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period

Allowance for Doubtful Accounts

December 31, 2009	$1,171	$3,704	$(158)	$150	$4,867
December 31, 2008	1,376	(57)	(173)	25	1,171
December 30, 2007	1,749	274	(659)	12	1,376

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2009.  The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f).  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

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

As discussed in Note 4 to the Consolidated Financial Statements, on April 30, 2009, the Company acquired certain assets of MTI Global, Inc.’s (MTI) silicones business.  For purposes of evaluating internal controls over financial reporting, we determined that the internal controls of MTI would be excluded from the internal control assessment as of December 31, 2009, due to the timing of the closing of the acquisition.  For the year ended December 31, 2009, MTI contributed less than 4 percent of total revenue of the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which report appears below.

ROGERS CORPORATION

Rogers, Connecticut
February 19, 2010

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2009 of Rogers Corporation and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Providence, Rhode Island
February 19, 2010

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings; Certain Committees” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.  Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the close of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics, which applies to all employees, officers and directors of Rogers.  The code of business conduct and ethics is posted on our website at http://www.rogerscorp.com.  We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the code of business conduct and ethics for the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer (or others performing similar functions) by posting such information on our website.  Our website is not incorporated into or a part of this Form 10-K.

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Directors’ Compensation”, “Meetings; Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Equity Compensation Plan Information set forth under the captions “Stock Ownership of Management”, “Beneficial Ownership of More Than Five Percent of Rogers’ Stock”, and “Equity Compensation Plan Information” in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Person Transactions” and “Director Independence” in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) and (2) Financial Statements and Schedules – See Item 8.

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

2a
Asset Purchase Agreement, dated as of March 23, 2009, by and among the Registrant, MTI Global Inc., MTI Specialty Silicones Inc., and MTI Leewood Germany GmbH, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed on May 5, 2009*+.

2a-1
Amendment to Asset Purchase Agreement, dated as of April 30, 2009, by and among the Registrant, MTI Global Inc. and its wholly-owned subsidiaries, MTI Specialty Silicones Inc., and MTI Leewood Germany GmbH, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2009*+.

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

10a	Description of the Registrant’s Life Insurance Program**, filed as Exhibit K to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1980*.

10b	Rogers Corporation 2004 Annual Incentive Compensation Plan**, filed as Exhibit 10c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.

10b-1	Amendment to Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit II to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.

10b-2	Second Amendment to Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2010*.

10c
Rogers Corporation 1988 Stock Option Plan (the 1988 Plan)** (as amended December 17, 1988, September 14, 1989, October 23, 1996, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006).  The 1988 plan, the 1988 amendment, and the 1989 amendment were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1995 (the 1994 Form 10-K)*.  The 1996 amendment was filed as Exhibit 10d to the 1996 Form 10-K*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 were filed as Exhibit 10d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10d
The Amended  and Restated Rogers Corporation 1990 Stock Option Plan (the 1990 Plan)** (amended on October 18, 1996, December 21, 1999, April 18, 2000, June 21, 2001, August 22, 2002, October 7, 2002, December 5, 2002 and October 27, 2006) was filed as Exhibit 99.1 to Registration Statement No. 333-14419 on Form S-8 dated October 18, 1996*.  The December 21, 1999 amendment was filed as Exhibit 10e to the 1999 Form 10-K*.  The October 7, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment and December 5, 2002 amendment was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10e	Rogers Corporation Deferred Compensation Plan** (1983) was filed as Exhibit O to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 1984*.

10f	Rogers Corporation Deferred Compensation Plan** (1986) was filed as Exhibit 10e to the Registrant’s Annual Report on Form 10-K for the 1987 fiscal year*.

10g
The Amended and Restated Rogers Corporation 1994 Stock Compensation Plan** (amended on October 17, 1996, December 18, 1997, April 18, 2000, June 21, 2001, August 22, 2002, December 5, 2002 and October 27, 2006) was filed as Exhibit 10h to the 1996 Form 10-K*.  The December 18, 1997 amendment was filed as Exhibit 10h to the 1997 Form 10-K*.  The April 18, 2000 amendment, June 21, 2001 amendment, August 22, 2002 amendment, and December 5, 2002 amendment were filed as Exhibit 10h to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*.  The October 27, 2006 amendment was filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10h
The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Non-Employee Management Directors** (amended and restated effective as of October 24, 2007) was filed as Exhibit 10i to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*.  The July 30, 2009 amendment was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10i
The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (amended and restated effective as of October 24, 2007) was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*. The May 20, 2008 amendment was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2008*.  The July 30, 2009 amendment was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The February 10, 2010 amendment was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 17, 2010*.

10j
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

10l
Multicurrency Revolving Credit Agreement (as amended September 7, 2001 and October 25, 2002) dated December 8, 2000 was filed as Exhibit 10m to the 2000 Form 10-K* and is filed again herewith (including all exhibits and schedules).  The September 7, 2001 and October 25, 2002 amendments were filed as Exhibit 10m-1 and Exhibit 10m-2, respectively to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.  A December 22, 2005 amendment was filed as Exhibit 10m-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006* and fourth amendment dated March 31, 2006 was filed as Exhibit 10m-4 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10m
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

10n
Rogers Corporation Amended and Restated Pension Plan** was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2008*.  The September 30, 2009 amendment was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10o	Form of 1991 Special Severance Agreement**, filed as Exhibit 10s to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10p	Schedule of 1991 Special Severance Agreements**, filed as Exhibit 10t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10q	Form of Indemnification Agreement for Officers**, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10r	Schedule of Indemnification Agreements for Officers**, filed herewith.

10s	Form of Indemnification Agreement for Directors**, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10t	Schedule of Indemnification Agreements for Directors**, filed as Exhibit 10x-2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007*.

10u
Change in Control Severance Agreement**, dated March 3, 2004, by and between the Registrant and Robert C. Daigle, filed as Exhibit 10y to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10v
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Registrant and Robert D. Wachob, filed as Exhibit 10z to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10w
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Company and Robert M. Soffer, filed as Exhibit 10aa to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10x
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

10bb
Officer Special Severance Agreement**, dated February 1, 2006, by and between the Registrant and Dennis M. Loughran, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2006*.

10cc	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10cc-1	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10ag-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10dd
Form of Non-Qualified Stock Option Agreement (For Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10dd-1
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10dd-2
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10ah-2 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ee	Revised Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10ff
Rogers Corporation 2005 Equity Compensation Plan** (the 2005 Plan), filed as Exhibit 10.1 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.  First Amendment to the 2005 Plan, filed as Exhibit 10aj-1 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006*.  Second Amendment to the 2005 Plan, filed as Exhibit 10aj-2 to the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2006*. Third Amendment to the 2005 Plan filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2008*.  Fourth Amendment to the 2005 Plan filed as Exhibit 10aj-9 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2008*.

10gg	Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.

10hh
Form on Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10.4 to the Registrant’s registration statement on Form S-8 filed on April 20, 2005*.

10hh-1
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10al-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10hh-2
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10al-2 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ii	Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.

10ii-1	Revised Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed as Exhibit 10am-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10jj	Form of Stock Appreciation Right Agreement under the 2005 Plan**, filed as Exhibit 10.6 to the Registrant’s registration statement on Form S-8 filed April 29, 2005*.

10kk	Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s registration statement on Form S-8 filed April 29, 2005*.

10ll
Form of Performance-Based Restricted Stock Award Agreement under the 2005 Plan**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 and as amended on Form 8-K/A filed on May 10, 2006*.

10mm	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1988 Plan**, filed as Exhibit 10aq to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10nn	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed as Exhibit 10ar to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10oo	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed as Exhibit 10as to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10pp
Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, with vesting) under the 1988 Plan**, filed as Exhibit 10at to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10qq
Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, without vesting) under the 1988 Plan**, filed as Exhibit 10au to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10rr	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1990 Plan**, filed as Exhibit 10av to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ss	Form of Non-Qualified Stock Option Agreement (for Employees, with vesting) under the 1994 Plan**, filed as Exhibit 10aw to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10tt	Form of Non-Qualified Stock Option Agreement (for Employees, without vesting) under the 1994 Plan**, filed as Exhibit 10ax to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10uu
Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10ay to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10vv	Form of Incentive Stock Option Agreement (with vesting) under the 2005 Plan**, filed as Exhibit 10az to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10ww
Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut dated November 13, 2006, filed as Exhibit 10aaa to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*+.

10ww-1
Amendment No. 1 dated as of November 10, 2007 to Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut, filed as Exhibit 10aaa-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10ww-2
Amendment No. 2 dated as of June 17, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, successor in interest to Citizens Bank of Connecticut, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10ww-3
Amendment No. 3 dated as of October 31, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10-aaa-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*+.

10ww-4
Amendment No. 4 dated as of November 11, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10-aaa-4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*+.

10ww-5
Amendment No. 5 dated November 1, 2009 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2009*.

10xx
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

10yy
Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended and restated**, filed as Exhibit 10aac to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007*.

10zz
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

10zz-1
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 10, 2007, filed as Exhibit 10aad-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10zz-2
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of June 17, 2008, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10zz-3
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of October 31, 2008, filed as Exhibit 10-aad-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*.

10zz-4
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of November 11, 2008, filed as Exhibit 10-aaa-4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*.

10zz-5
Guaranty Confirmation Agreement by Rogers Specialty Materials Corporation, Rogers KF, Inc., Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 16, 2009, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2009*.

10aaa	Securities Pledge Agreement dated as of June 17, 2008 with RBS Citizens, National Association, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10aaa-1
Amended and Restated Securities Pledge Agreement dated as of October 31, 2008 in favor of RBS Citizens, National Association, filed as Exhibit 10-aae-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*.

10bbb	Stock Purchase Agreement between Induflex Holding NV and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10ccc	Non-Competition Agreement between Rogers Induflex NV and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10ddd
Distribution Agreement among Rogers Induflex NV, Rogers Technologies (Suzhou) Co. Ltd., Rogers Technologies (Singapore) Inc. and Rogers Southeast Asia, Inc., filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10eee	Sales Agreement among Rogers Induflex NV, Rogers BVBA and the Registrant, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10fff	Second Ranking Share Pledge Agreement between Induflex Holding NV and the Registrant, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10ggg	Production License Agreement between Rogers Induflex NV and the Registrant, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10hhh	Mutual Non-Disclosure Agreement among Induflex Holding NV, Rogers Induflex NV and the Registrant, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008*.

10iii	Amended and Restated Officer Special Severance Agreement with Robert D. Wachob**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10jjj	Amended and Restated Officer Special Severance Agreement with Dennis M. Loughran**, filed as Exhibit 10.2to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10kkk	Amended and Restated Officer Special Severance Agreement with John A. Richie**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10lll	Officer Special Severance Agreement with Frank J. Gillern**, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10mmm	Officer Special Severance Agreement with Michael L. Cooper**, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10nnn	Settlement Agreement, dated January 6, 2009, between CalAmp Corp. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 11,2009*.

10ooo	Rogers Corporation 2009 Long-Term Equity Compensation Plan (the 2009 Plan), filed as Exhibit I to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.

10ppp	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009*.

10qqq	Rogers Compensation Recovery Policy**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2009*.

10rrr	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009*.

10sss	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10ttt	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10uuu	Form of Restricted Stock Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Marsh U.S.A., Inc., filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

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

ROGERS CORPORATION (Registrant)
/s/ Robert D. Wachob
Robert D. Wachob
President and Chief Executive Officer
Principal Executive Officer

Dated:  February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.
/s/ Robert D. Wachob	/s/ J. Carl Hsu
Robert D. Wachob President and Chief Executive Officer Director Principal Executive Officer	J. Carl Hsu Director
/s/ Dennis M. Loughran	/s/ Carol R. Jensen
Dennis M. Loughran Vice President, Finance, Chief Financial Officer and Principal Financial Officer	Carol R. Jensen Director
/s/ Ronald J. Pelletier	/s/ Eileen S. Kraus
Ronald J. Pelletier Corporate Controller and Principal Accounting Officer	Eileen S. Kraus Director
/s/ Walter E. Boomer	/s/ William E. Mitchell
Walter E. Boomer Director	William E. Mitchell Director
/s/ Charles M. Brennan, III	/s/ Robert G. Paul
Charles M. Brennan, III Director	Robert G. Paul Director
/s/ Gregory B. Howey
Gregory B. Howey Director