Form 10-Q
period 2010-03-31
ROGERS CORP
filed 2010-05-04
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number 1-4347
_______________________________

ROGERS CORPORATION
 (Exact name of Registrant as specified in its charter)
_______________________________

Massachusetts	06-0513860
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

P.O. Box 188, One Technology Drive, Rogers, Connecticut	06263-0188
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (860) 774-9605
_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of April 23, 2010 was 15,779,099.

ROGERS CORPORATION
FORM 10-Q
March 31, 2010
Exhibit 10.1	SK Utis Co., Ltd Acquisition Agreement
Exhibit 10.4	Amended and Restated Officer Special Severance Agreement for Robert D. Wachob
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	$83,936	$65,475
Cost of sales	53,677	51,546
Gross margin	30,259	13,929

Selling and administrative expenses	20,974	16,742
Research and development expenses	3,543	5,470
Restructuring and impairment charges	-	2,795
Operating income (loss)	5,742	(11,078)

Equity income (loss) in unconsolidated joint ventures	2,218	(372)
Other income (expense), net	795	(75)
Realized investment loss, net:
Other-than-temporary impairments	950	-
Less: Portion of gains in other comprehensive income	988	-
Net impairment loss	(38)	-
Interest income, net	107	176
Income (loss) before income taxes	8,824	(11,349)

Income tax expense (benefit)	1,970	(2,631)

Net income (loss)	$6,854	$(8,718)

Net income (loss) per share:
Basic	$0.43	$(0.56)
Diluted	0.43	(0.56)

Shares used in computing:
Basic	15,768,697	15,638,045
Diluted	15,896,518	15,638,045

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$42,761	$57,738
Short-term investments	167	399
Accounts receivable, less allowance for doubtful accounts of $3,876 and $4,867	56,500	46,179
Accounts receivable from joint ventures	1,539	2,654
Accounts receivable, other	1,409	909
Taxes receivable	2,677	2,677
Inventories	39,379	33,826
Prepaid income taxes	2,502	1,949
Deferred income taxes	724	484
Asbestos-related insurance receivables	6,944	6,944
Assets held for sale	5,841	5,841
Other current assets	5,363	4,615
Total current assets	165,806	164,215

Property, plant and equipment, net of accumulated depreciation of $173,290 and$173,033	120,902	123,140
Investments in unconsolidated joint ventures	27,419	33,968
Deferred income taxes	7,599	8,227
Goodwill and other intangibles	33,780	10,340
Asbestos-related insurance receivables	20,466	20,466
Long-term marketable securities	38,490	37,908
Investments, other	5,000	5,000
Other long-term assets	4,256	4,214
Total assets	$423,718	$407,478

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$14,430	$9,308
Accrued employee benefits and compensation	18,107	16,081
Accrued income taxes payable	2,731	1,349
Asbestos-related liabilities	6,944	6,944
Other current liabilities	8,473	9,163
Total current liabilities	50,685	42,845

Pension liability	28,641	28,641
Retiree health care and life insurance benefits	8,053	8,053
Asbestos-related liabilities	20,587	20,587
Non-current income tax	8,140	8,299
Deferred income taxes	5,684	5,406
Other long-term liabilities	3,133	697

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,777,098 and 15,743,491 shares issued and outstanding	15,777	15,743
Additional paid-in capital	28,094	25,160
Retained earnings	267,327	260,473
Accumulated other comprehensive loss	(12,403)	(8,426)
Total shareholders' equity	298,795	292,950
Total liabilities and shareholders' equity	$423,718	$407,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operating Activities:
Net income (loss)	$6,854	$(8,718)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,796	4,394
Stock-based compensation expense	2,588	674
Deferred income taxes	544	(484)
Equity in undistributed (income) loss of unconsolidated joint ventures, net	(2,218)	372
Dividends received from unconsolidated joint ventures	8,103	2,545
Pension and postretirement benefits	1,673	2,201
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(7,046)	1,833
Accounts receivable, joint ventures	(737)	2,380
Inventories	(2,477)	5,363
Pension contribution	(1,478)	(8,155)
Other current assets	(1,034)	(1,015)
Accounts payable and other accrued expenses	4,687	(23,597)
Other, net	(665)	(351)
Net cash provided by (used in) operating activities	12,590	(22,558)

Investing Activities:
Capital expenditures	(1,314)	(2,867)
Acquisition of business	(25,908)	-
Proceeds from short-term investments	600	600
Net cash used in investing activities	(26,622)	(2,267)

Financing Activities:
Proceeds from sale of capital stock, net	-	(35)
Proceeds from issuance of shares to employee stock purchase plan	380	-
Net cash provided by (used in) financing activities	380	(35)

Effect of exchange rate fluctuations on cash	(1,325)	(754)

Net decrease in cash and cash equivalents	(14,977)	(25,614)

Cash and cash equivalents at beginning of year	57,738	70,170

Cash and cash equivalents at end of quarter	$42,761	$44,556

Supplemental disclosure of noncash investing activities:
Contribution of shares to fund employee stock purchase plan	$380	$-

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

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2009.

Note 2 –Fair Value Measurements

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of March 31, 2010	Level 1	Level 2	Level 3
Auction rate securities	$38,657	$-	$-	$38,657
Foreign currency option contracts	$325	$-	$325	$-

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

Through the end of the first quarter of 2010, approximately $11.6 million of auction rate securities in total have been redeemed at par value, including approximately $0.6 million in the first three months of 2010.  As of March 31, 2010, the par value of our remaining auction rate securities was $42.8 million, which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the first quarter of 2010 and a total impairment of $4.1 million overall on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss and one amount representing an impairment due to all other factors.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive loss in the equity section of our condensed consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities that have been redeemed subsequent to March 31, 2010 at par value, which we classify as short-term investments.  The securities that we hold have maturities ranging from 7 to 35 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2009	$38,307
Redeemed at par	(600)
Reported in other comprehensive loss	988
Reported in earnings	(38)
Balance at March 31, 2010	$38,657

A roll-forward of credit losses recognized in earnings from the date of the first other-than-temporary impairment, pertaining to the auction rate securities held by us, is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2009	$364
Additional credit losses	52
Reduction in credit losses due to redemptions	(14)
Balance at March 31, 2010	$402

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

As of the close of the first quarter of 2010, we have entered into nine hedge programs.  Five of these programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2010 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts.   We also entered into programs to hedge the foreign currency exposure on our condensed consolidated statements of financial position.  The remaining four programs, which do not qualify as cashflow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.  The net impact to the financial statements for contracts exercised or expired during the three month period ended March 31, 2010 was a $0.1 million loss, and is located in Other Income, net.

Notional Values of Derivative Instruments
Euro	€ 4,800
U.S. Dollar	$ 19,100

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the three-month period ended March 31, 2010		Fair Values of Derivative Instruments for the three-month period ended March 31, 2010
Foreign Exchange Option Contracts	Location of loss	Amount of loss	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$ (351)	$ 75
Contracts not designated as hedging instruments	Other income, net	(599)	250

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

Note 4 – Acquisition of Business

SK Utis Co., Ltd.

On March 23, 2010, we entered into an acquisition agreement with SK Utis Co., Ltd. (SK Utis) and its parent, SK Chemical Co., Ltd. (SK Chemical), both Korean companies, to purchase the common stock of SK Utis and certain intellectual property owned by SK Chemical related to the SK Utis business, for an aggregate purchase price of $29.1 million.  The agreement called for an initial payment of $26.0 million, which was made on March 31, 2010, when the transaction closed, which gave us a 90% interest in the outstanding stock of SK Utis and full ownership of the intellectual property.  SK Chemical will retain a 10% interest in SK Utis for a two year period, at which point we will purchase the remaining 10% share for a fixed price of $3.1 million.

SK Utis, established in 2005, is a high-quality supplier of polyurethane foam solutions for portable communications, entertainment, and industrial applications to leading Korean-based original equipment manufacturers (OEMs).  We believe that this acquisition will expand our presence as a solutions provider in several key markets that we have targeted for continued growth, including mobile internet devices, high definition television, and other markets requiring high reliability, high performance materials.  We also believe this acquisition will strengthen our relationships with some of the fastest growing makers of these products and extend our worldwide presence into the Korean marketplace.  We plan to integrate this business into our High Performance Foams reportable segment.

The acquisition has been accounted for in accordance with applicable purchase accounting guidance.  The following table represents the preliminary fair market value assigned to the acquired assets and liabilities in the transaction.  As of the date of the filing of this Form 10-Q, we are still in the process of valuing the net assets of the business, including inventory, fixed assets, and intangible assets.  As such, the following table represents our preliminary estimates of the net assets of the business, which are subject to change based on the finalization of our valuation procedures.  Also, in accordance with the acquisition agreement, we are currently in discussions with SK Chemical regarding certain post-closing balance sheet adjustments that could occur and potentially result in additional adjustments to certain accounts.

Assets:
Accounts receivable	$2,700
Inventory	1,900
Other current assets	700
Property, plant & equipment	2,000
Intangible assets	23,635
Total assets	30,935

Liabilities
Accounts payable	1,300
Other current liabilities	500
Total liabilities	1,800

Fair value of net assets acquired	$29,135

Total costs incurred related to the acquisition were approximately $0.9 million and are included in the Selling and Administrative Expense line on the condensed consolidated statement of operations

As of the date of the acquisition, we acquired 90% of the equity of SK Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of SK Utis in two years.  Therefore, we will consolidate 100% of the activities of SK Utis in accordance with applicable accounting guidance.  First quarter 2010 results contain only preliminary opening balance sheet amounts, as we acquired SK Utis as of the close of business on March 31, 2010.  Operational results will be included beginning in the second quarter of 2010.  The deferred purchase price is recorded at its present value (approximately $2.9 million) and is classified as a long-term liability on our condensed consolidated statement of financial position.

MTI Global Inc.

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

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Raw materials	$9,871	$8,992
Work-in-process	4,713	3,842
Finished goods	24,795	20,992
	$39,379	$33,826

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the periods ended March 31, 2010 and March 31, 2009 was as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2010	March 31, 2009

Net income (loss)	$6,854	$(8,718)
Foreign currency translation adjustments	(4,586)	(4,079)
Unrealized gain (loss) on marketable securities, net of tax	960	(338)
Unrealized loss on derivative instruments	(351)	(718)
Comprehensive income (loss)	$2,877	$(13,853)

The components of accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009

Foreign currency translation adjustments	$12,510	$17,096
Funded status of pension plans and other postretirement benefits, net of tax	(22,710)	(22,710)
Unrealized loss on marketable securities, net of tax	(1,710)	(2,670)
Unrealized loss on derivative instruments	(493)	(142)
Accumulated other comprehensive loss	$(12,403)	$(8,426)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net income (loss)	$6,854	$(8,718)

Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,769	15,638
Effect of dilutive stock options	127	-
Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	15,896	15,638

Basic income (loss) per share	$0.43	$(0.56)
Diluted income (loss) per share	0.43	(0.56)

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three month periods ended March 31, 2010 and March 31, 2009 were calculated using the following weighted- average assumptions:

	Three Months Ended
	March 31, 2010	March 31, 2009
Options granted	339,650	--
Weighted average exercise price	$24.25	--
Weighted-average grant date fair value	11.41	--
Assumptions:
Expected volatility	45.41%	--
Expected term (in years)	5.86	--
Risk-free interest rate	3.12%	--
Expected dividend yield	--	--

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

We recognize expense using the straight-line attribution method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.  During the first quarter of 2010 and 2009, we recognized approximately $2.1 million and $0.5 million, respectively, of stock-based compensation expense associated with stock options.

A summary of the activity under our stock option plans as of March 31, 2010 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	2,401,318	$38.40	5.8	$3,353,683
Options granted	339,650	24.25
Options exercised	-	-
Options cancelled	(8,196)	37.90
Options outstanding at March 31, 2010	2,732,772	36.64	6.1	4,214,503
Options exercisable at March 31, 2010	1,772,248	41.68	4.5	667,236
Options vested or expected to vest at March 31, 2010 *	2,703,956	36.74	6.0	4,108,085

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the three month period ended March 31, 2010, there were no options exercised.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2008 cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2009 and 2010 grants cliff vest at the end of the three-year period and eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cashflow.

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

Restricted Shares Outstanding
Non-vested awards outstanding at December 31, 2009	100,900
Awards granted	37,350
Awards issued	-
Awards expired	(20,500)
Non-vested shares outstanding at March 31, 2010	117,750

As of the first quarter of 2010, the restricted stock granted in 2007 has been forfeited, due to the performance not being reached that was required for vesting of this grant.

For the first quarter of 2010 and 2009, we recognized $0.4 million and $0.1 million of expense related to restricted stock, respectively.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in each of the first quarters of 2010 and 2009.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended		Three Months Ended
Change in benefit obligation:	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009

Service cost	$897	$1,127	$169	$168
Interest cost	2,099	2,082	101	129
Expected return on plan assets	(2,361)	(2,042)	--	--
Amortization of prior service cost	149	132	(156)	(174)
Amortization of net loss	461	695	89	84
Special benefits acceleration	225	--	--	--
Net periodic benefit cost	$1,470	$1,994	$203	$207

Employer Contributions

We made no contributions to our qualified defined benefit pension plans in the first quarter of 2010.  For the three months ended March 31, 2009, our contributions were $8.0 million.

We made $1.5 million in contributions (benefit payments) to our non-qualified defined benefit pension plans in the first three months of 2010.  We made approximately $0.2 million in contributions to our non-qualified defined benefit pension plan during the first three months of 2009.

Note 10 – Segment Information

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2010	March 31, 2009
High Performance Foams
Net sales	$31,780	$17,158
Operating income (loss)	2,323	(4,728)

Printed Circuit Materials
Net sales	$34,572	$30,041
Operating income (loss)	4,565	(851)

Custom Electrical Components
Net sales	$11,308	$13,155
Operating loss	(960)	(3,139)

Other Polymer Products
Net sales	$6,276	$5,121
Operating loss	(186)	(2,360)

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 11 – Joint Ventures

As of March 31, 2010, we had three joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31

Equity income of $2.2 million for the three month period ended March 31, 2010 and equity losses of $0.4 million for the three month period ended March 31, 2009, respectively, is included in the condensed consolidated statements of operations.

On March 31, 2010, Rogers and Mitsui Chemicals, Inc., the 50% owners of the Polyimide Laminate Systems, LLC (PLS) joint venture, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS, which resulted in a $0.1 million charge recorded as of March 31, 2010.  The parties also agreed that, going forward, all the distribution activity that PLS previously engaged in would be conducted through Rogers Corporation.  Therefore, beginning in the second quarter of 2010, these activities will be reported on a gross basis as part of our consolidated results.  PLS will become an operating segment and be reported in the “Other Polymer Products” reportable segment.

Commission income from our PLS joint venture of $0.6 million and losses of $0.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively, is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for the four joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$30,495	$10,594
Gross profit	6,246	172
Net income (loss)	4,436	(744)

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

Note 12 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2010, which approximates our share of the low end of the range.

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

PCB Contamination

We have been working with the Connecticut Department of Environmental Protection (CT DEP) and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  As of the third quarter of 2009, one of the additional wells had tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  We have accrued a liability of $0.2 million as of the first quarter of 2010, which approximates our best estimate for additional remediation costs at this site.

Also, we recently discovered additional contamination related to PCBs in the facility that contained the equipment that was the source of the original PCB contamination.  During the third quarter of 2009, it was concluded that remediation of the contamination within the facility will cost between $0.2 million and $0.4 million; therefore, we recorded a liability of $0.2 million related to this issue at that time, which represents the low end of the estimated range.  There have been no significant changes in the circumstances related to the exposure or to the liability that we have recorded.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 31, 2010, there were approximately 168 pending claims compared to approximately 167 pending claims at December 31, 2009.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 168 claims pending as of March 31, 2010, 54 claims do not specify the amount of damages sought, 110 claims cite jurisdictional amounts, and only four (4) claims (or approximately 2.4% of the pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these four (4) claims, three (3) claims each allege compensatory and punitive damages of $20,000,000 each; and one (1) claim alleges compensatory and punitive damages of $1,000,000, and an unspecified amount of exemplary damages, interest and costs.  These four (4) claims name between nine (9) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2008 but increased again in 2009.  As of the end of the first quarter, the number of such suits filed against us in 2010 is somewhat less than the number filed in 2009 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the quarter ended March 31, 2010, we were able to have 14 claims dismissed and settled 6 claims.  For the fiscal year ended December 31, 2009, 96 claims were dismissed and 22 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.1 million during the quarter ended March 31, 2010, compared to $1.7 million during the first quarter of 2009 and approximately $7.6 million for the full year 2009.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

To date, our primary insurance carriers have provided for substantially all of the settlement and defense costs associated with our asbestos-related claims.  However, as claims continued, we determined, along with our primary insurance carriers, that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and ourselves.  A definitive cost sharing agreement was finalized on September 28, 2006.  Under the definitive agreement, the primary insurance carriers will continue to pay essentially all resolution and defense costs associated with these claims until the applicable coverage is exhausted.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2009 and the estimated liability and estimated insurance recovery, for the five-year period through 2014, is $27.5 million and $27.4 million, respectively.  These amounts are currently reflected in our financial statements at March 31, 2010 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

Other Environmental and Legal Matters

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million and would most likely approximate the mid-point of this range.   We therefore recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters and will continue at least to the end of 2010, at which point the CT DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  As of March 31, 2010, any future costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

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

Note 13 – Restructuring and Impairment Charges

In the first quarter of 2009, we announced a cost reduction initiative that included a workforce reduction, as well as a significant reduction in our operating and overhead expenses, to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in the first quarter of 2009.  We recognized approximately $2.8 million in severance charges and paid out approximately $0.5 million related to severance in the first quarter of 2009.  These charges impacted the results of all of our reportable segments.

A summary of the activity in the severance accrual for the first quarter of 2009 was as follows:

(Dollars in thousands)
Balance at December 31, 2008	$-
Provisions	2,795
Payments	(496)
Balance at March 31, 2009	$2,299

During the first quarter of 2010, activity in the severance accrual was comprised of payments of severance accrued due to work force reductions in the first half of 2009.  Severance activity for the first quarter of 2010 is as follows:

(Dollars in thousands)
Balance at December 31, 2009	$1,088
Provisions	-
Payments	(532)
Balance at March 31, 2010	$556

We did not record any restructuring or impairment charges in the first quarter of 2010.

Note 14 - Investment

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

Note 15 – Income Taxes

Our effective tax rate was 22.3% and 23.2%, respectively, for the three month periods ended March 31, 2010 and March 31, 2009, as compared with the statutory rate of 35.0%.  In both the three month periods ended March 31, 2010, and March 31, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In the three month period ended June 30, 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of March 31, 2010, we have concluded, based on this standard, that a valuation allowance is still appropriate against substantially all of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2010, we have approximately $0.8 million of accrued interest related to uncertain tax positions included in the $8.1 million of unrecognized tax benefits, $5.8 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction: U.S. Federal 2006 – 2009, various states 2004 – 2009, and foreign 2005 – 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and alternative energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily OEM’s and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, wired and wireless infrastructures, mobile internet devices, satellite television receivers, mass transit, wind and solar energy applications and hybrid electric and electric vehicles.  We continue to focus on business opportunities around the globe, particularly in the Asian marketplace, as evidenced by the continued investment in our facilities in Suzhou, China, which functions as our manufacturing base serving our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

First Quarter 2010 Executive Summary

In the first quarter of 2010, we continued to build on the positive momentum experienced in the second half of 2009, as sales continued to rebound, reaching $83.9 million in the quarter as compared to a recession-driven $65.5 million in the first quarter of 2009.  Our bottom line results also improved significantly, as we achieved net income of $0.43 per diluted share in the first quarter of 2010 as compared to a net loss of $0.56 per share in the first quarter of 2009.

Our sales growth was driven by the performance of our core strategic businesses, as High Performance Foams achieved sales of $31.8 million, an increase of almost 85% over the $17.2 million recorded in the first quarter of 2009, and our Printed Circuit Materials achieved sales of $34.6 million, an increase of 15.1% over the $30.0 million in sales in the first quarter of 2009.  From an operating results perspective, all of our reportable segments reported significant improvements in the first quarter of 2010 as compared to the losses incurred in the first quarter of 2009.  Once again, these improvements were led by our High Performance Foams segment, which achieved operating income of $2.3 million as compared to an operating loss in the first quarter of 2009 of $4.7 million, and our Printed Circuit Materials segment, which reported operating income of $4.6 million in the first quarter of 2010 as compared to an operating loss of $0.9 million in the first quarter of 2009.

Our activities in the first quarter of 2010 also highlighted our continued focus to grow our Company through our efforts in new business development as we acquired SK Utis Co., Ltd. (SK Utis), a high performance polyurethane foam business located in South Korea.  SK Utis, a former subsidiary of SK Chemicals Co. Ltd., was established in 2005 and has quickly grown into a high-quality supplier of polyurethane foam solutions for portable communications, entertainment, and industrial applications to leading Korean-based OEMs.  It has a solid presence in several key markets we have targeted for growth, including mobile internet devices and high definition televisions, among others.  It also allows us to extend our presence into the dynamic Korean marketplace.  We are working diligently to integrate the company into our operations and expect it to be accretive to both sales and earnings in the second quarter of 2010.

Overall, we continue to see improvement in our businesses across many markets and regions as the global economy continues to rebound from its low points in the first half of 2009.  The measures we took in 2009 to streamline our business, increase our operational efficiencies and control our costs are enabling us to gain greater leverage on incremental sales to drive more value to our shareholders.  We are continuing to closely monitor our costs, as well as our overall balance sheet position, which continues to remain very strong, as evidenced by our strong working capital position and our ability to generate positive cash flow.  Our strong balance sheet position was further evidenced by the fact that we internally funded the acquisition of SK Utis (initial cash outflow of approximately $26.0 million) and did not need to borrow from any of our external credit facilities.  However, if a future opportunity arose that we believe would benefit our Company and its shareholders, we would utilize various alternative financial resources that would allow us to best meet our funding requirements.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales	100.0%	100.0%
Manufacturing margins	36.1	21.3

Selling and administrative expenses	25.0	25.5
Research and development expenses	4.2	8.4
Restructuring and impairment charges	-	4.3
Operating (loss) income	6.8	(16.9)

Equity income in unconsolidated joint ventures	2.6	(0.6)
Other income (loss), net	1.0	(0.1)
Net impairment losses	-	-
Interest income, net	-	0.3
Income (loss) before income taxes	10.5	(17.3)

Income tax (benefit) expense	2.3	(4.0)

Net (loss) income	8.2%	(13.3)%

Net Sales

Net sales for the three month period ended March 31, 2010 were $83.9 million as compared to $65.5 million for the three month period ended March 31, 2009, an increase of 28.2%. Sales levels in the first quarter of 2009 represented the lowest point of the economic recession, as sales have increased sequentially since that point in time.  Sales levels in the first quarter of 2010 represent the highest level of sales since the global recession began.  The overall increase in sales was driven primarily by the performance of our High Performance Foams and Printed Circuit Materials reportable segments, which achieved sales growth of 85.2% and 15.1%, respectively, quarter over quarter.  See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased significantly from 21.3% in the first quarter of 2009 to 36.1% in the first quarter of 2010.  The improvement is primarily attributable to the overall increase in sales volume between the periods, particularly considering that the majority of the sales volume increases were in our core strategic segments of HPF and PCM, which typically drive a large percentage of our profitability.  The margin increase was also driven by our improved operating leverage, as we were able to increase our sales on a much lower operating cost structure due to the cost cutting initiatives that began in 2009 and continue through 2010.  Margins were also favorably impacted by an increase in our overall inventory balance of approximately 6%, excluding the impact of the additional PLS and SK Utis inventory as of March 31, 2010.  Lastly, margins in the first quarter of 2009 were exceedingly low, as sales declined at such a rapid pace that we could not adjust our cost structure quickly enough to compensate accordingly.

Selling and Administrative Expenses

Selling and administrative expenses increased 25.3% from $16.7 million in the first quarter of 2009 to $21.0 million in the first quarter of 2010.  The quarter-over-quarter increase in expense experienced in 2010 as compared to 2009 can be primarily attributable to the incremental costs incurred during 2010 for equity compensation and incentive compensation programs.  Equity compensation expense totaled $2.6 million in the first quarter of 2010, an increase of $1.9 million from the first quarter of 2009, which was due primarily to the timing of the issuance of our primary 2010 stock option grants in the first quarter of 2010, as the comparable grant was issued in the second quarter of 2009, and the related accounting treatment that requires us to immediately expense certain grants to those individuals who are eligible for retirement.  The increase in incentive compensation expense of approximately $2.2 million was driven by our current projections related to our annual incentive compensation plan.  There was no incentive compensation costs incurred in 2009.  In addition, selling and administrative expenses includes approximately $0.9 million in costs related to the acquisition of SK Utis in the first quarter of 2010.  Excluding the 2010 equity compensation, incentive and acquisition costs, selling and administrative expenses decreased in 2010 as compared to 2009 by 8.8%, primarily due to our lower cost structure, which more than offset the higher costs incurred related to increased production levels.

As a percentage of sales, selling and administrative expenses were approximately 25.0% in the first quarter of 2010 as compared to 25.5% in the first quarter of 2009.  Excluding the above mentioned items, selling and administrative expenses were approximately 18.2% of sales in the first quarter of 2010.  These declines were due in part to both the significant increase in volumes in the first quarter of 2010 as compared to the comparable prior year period, as well as our ability to leverage our lower cost structure in 2010 on the higher sales levels.

Research and Development Expenses

Research and development (R&D) expense declined 35% from $5.5 million in the first quarter of 2009 to $3.5 million in the first quarter of 2010.  As a percentage of sales, R&D expense was 4.2% in the first quarter of 2010 as compared to 8.4% in the first quarter of 2009.  The decline in R&D costs was driven by several factors, including a significant reduction of approximately $0.6 million in legal costs primarily associated with patent protection activities, as much of that work has been shifted internally under our general counsel office, which was created in 2009; over $0.4 million in salary reductions as a result of the reduction in workforce that occurred in the first half of 2009; as well as the timing of spending on certain initiatives.  Also contributing to the decline was the fact that spending was more controlled in 2009 due to the decline in our overall business and management’s efforts to control adding back such costs as business conditions improve.  We will continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year and are focused on continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  We believe that investment in technology and R&D initiatives are a fundamental strength of our company that has been a key driver to our past success and will be a key aspect to our continued success in the future.

Restructuring and Impairment Charges

In the first quarter of 2009, we announced a cost reduction initiative that included a workforce reduction, as well as a significant reduction in our operating and overhead expenses, to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in the first quarter of 2009.   We recognized approximately $2.8 million in severance charges and paid out approximately $0.5 million related to severance in the first quarter of 2009.

There were no restructuring and impairment charges incurred in the first quarter of 2010.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income (loss) in unconsolidated joint ventures increased significantly from a loss of $0.4 million in the first quarter of 2009 to income of $2.2 million in the first quarter of 2010.  This increase is primarily attributable to the strong performance of our foam joint ventures, Rogers INOAC Suzhou Corporation (RIS) in China and Rogers INOAC Corporation (RIC) in Japan, as business rebounded significantly from the recession driven declines and excess inventory levels experienced in 2009.  The first quarter of 2009 marked the low point for performance of these joint ventures, as sales began to rebound in the middle of 2009, consistent with our wholly-owned High Performance Foams business.

Other Income (Loss), Net

Other income (loss) increased from a loss of $0.1 million in the first quarter of 2009 to income of $0.8 million in the first quarter of 2010.  The primary drivers of this increase was a significant increase of $0.7 million in commission income from our Polyimide Laminate Systems (PLS) joint venture (dissolved at March 31, 2010) as the business effectively shut down operations for a majority of the first quarter of 2009 due to the recession.  Other income was also affected by $0.2 million of favorable foreign exchange impact due to the appreciation of the U.S. dollar in 2010.

Income Taxes

Our effective tax rate was 22.3% and 23.2%, respectively, for the three month periods ended March 31, 2010 and March 31, 2009, as compared with the statutory rate of 35.0%.  In both the three month periods ended March 31, 2010, and March 31, 2009, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In the three month period ended June 30, 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of March 31, 2010, we have concluded, based on this standard, that a valuation allowance is still appropriate against substantially all of our U.S. deferred tax assets.

Segment Sales and Operations

High Performance Foams

(Dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$31.8	$17.2
Operating income (loss)	2.3	(4.7)

Our High Performance Foams (HPF) reportable segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment were $31.8 million in the first quarter of 2010, an increase of 84.9% from the recession-driven $17.2 million in the first quarter of 2009.  Operating results in this segment also improved significantly as the segment swung from an operating loss of $4.7 million in the first quarter of 2009 to an operating profit of $2.3 million in 2010.  First quarter 2010 results also included approximately $0.9 million of costs associated with the acquisition of SK Utis.  Sales have continued to increase sequentially in this segment from the low point experienced in the first quarter of 2009, as sales in first quarter of 2010 improved upon the fourth quarter 2009 results by 12.0%.  The increase in sales has been driven by strong demand for specialty foam materials across almost all end markets, particularly in mobile internet devices.  Also, sales into the mass transit market were strong, driven by demand for specialty foam products into seating applications in trains.  Sales in this segment have also improved incrementally as a result of the acquisition of the assets of MTI Global in the second quarter of 2009 and will benefit in the future from the acquisition of SK Utis, which occurred in the first quarter of 2010. First quarter results do not include any operational activity of SK Utis, as the company was acquired at the close of business on March 31, 2010.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$34.5	$30.0
Operating income (loss)	4.6	(0.9)

Our Printed Circuit Materials (PCM) reportable segment is comprised of our high frequency circuit material products.  Net sales in this segment increased by 15.1% from $30.0 million in the first quarter of 2009 to $34.5 million in the first quarter of 2010.  Operating results also improved from an operating loss of $0.9 million in the first quarter of 2009 to operating income of $4.6 million in the first quarter of 2010.  Overall, the first quarter of 2010 was very strong for PCM, particularly from a profitability standpoint, as a favorable sales mix and strong demand into key markets drove the segment’s performance.  Specifically, sales into the 3G (third generation) wireless infrastructure market in China were higher compared to the first quarter of 2009; however, the initial build-out of this is mostly complete and we expect sales into this market to return to more normal levels going forward.  Sales into the satellite television markets for low-noise block down (LNB) converters were relatively stable this quarter.

Custom Electrical Components

(Dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$11.3	$13.2
Operating loss	(1.0)	(3.1)

Our Custom Electrical Components reportable segment is comprised of electroluminescent lamps, inverters, and power distribution systems products.  Net sales in this segment decreased by 14.4% in the first quarter of 2010 as compared to the first quarter of 2009; however, results from operations improved from a loss of $3.1 million in the first quarter of 2009 to a loss of $1.0 million in the first quarter of 2010.  The decline in revenues this quarter as compared to the prior year is related to softer demand for power distribution systems products in the renewable energy market primarily in Europe and the mass transit market primarily in Asia as some wind energy and railway infrastructure projects were postponed.  Conversely, the demand for power distribution systems products in the Asian renewable energy market continues to show growth.

Other Polymer Products

(Dollars in millions)	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$6.3	$5.1
Operating loss	(0.2)	(2.4)

Our Other Polymer Products reportable segment consists of elastomer rollers, floats, non-woven materials, thermal management products and flexible circuit material products.  Net sales in this segment increased by 22.6% in the first quarter of 2010 as compared to the comparable prior year period and operating losses declined from a loss of $2.4 million in the first quarter of 2009 to a loss of $0.2 million in the first quarter of 2010.  These improvements are due primarily to the improved performance of our elastomer component and float products, as well as better cost controls around our thermal management systems start-up business. We continuously evaluate the viability of the product portfolio in this segment as it relates to the overall long-term strategic and operational focus of our Company.

Liquidity, Capital Resources and Financial Position

We believe our strong balance sheet and our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the first quarter of 2010.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe over the next twelve months, internally generated funds plus available lines of credit and other sources of liquidity will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships to ensure that they will support the future needs of our business.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$42,928	$58,137
Accounts receivable	56,500	46,179
Inventory	39,379	33,826

	Three Months Ended
	March 31, 2010	March 31, 2009
Key Cash Flow Measures:
Cash provided by (used in) operating activities from continuing operations	$12,590	$(22,558)
Cash used in investing activities from continuing operations	(26,622)	(2,267)
Cash provided by (used) in financing activities	380	(35)

At March 31, 2010, cash, cash equivalents and short-term investments totaled $42.9 million as compared to $58.1 million at December 31, 2009, a decline of approximately 26%.  This decline was due primarily to the cash payment of $26.0 million made for the acquisition of SK Utis during the quarter, which was financed entirely through internal funding as we did not utilize any of our credit facilities.  This decline was also partially offset by positive cash flow from operations and $8.1 million of dividends received from our joint ventures.

Significant changes in our balance sheet accounts from December 31, 2009 to March 31, 2010 are as follows:

o
Accounts receivable increased 22.3%, from $46.2 million at December 31, 2009 to $56.5 million at March 31, 2010 due to a combination of the increased sales in the first quarter of 2010 and the impact of SK Utis and PLS, which increased accounts receivable by $2.7 million and $1.7 million, respectively.

o
Inventories increased $5.6 million, or 16.4%, from $33.8 million at December 31, 2009 to $39.4 million at March 31, 2010 which is primarily attributable to the increased demand and sales volumes across segments that led to higher inventory levels to meet such anticipated future demand.  Inventory levels were also increased by $1.9 million and $1.7 million due to the impact of SK Utis and PLS, respectively.

o
Goodwill and other intangibles at March 31, 2010 increased $23.4 million from December 31, 2009, due primarily to the preliminary valuations of the intangible assets created as a result of the purchase of SK Utis.

o
Accounts payable increased 55% to $14.4 million at March 31, 2010 from $9.3 million at December 31, 2009 primarily as a result of purchases related to the increased inventory levels in addition to the timing of payments.  This was combined with an increase of $1.3 million due to the purchase of SK Utis.

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

There were no borrowings pursuant to the Credit Agreement at March 31, 2010 and December 31, 2009, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  The Amendment modifies the definition of EBITDA contained in the Credit Agreement by adding back into earnings non-cash stock compensation charges and certain asset impairment charges, thereby relieving certain restraints on our ability to borrow.  We were in compliance with all covenants at March 31, 2010 and December 31, 2009.

At March 31, 2010, we had the following standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:
•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)
•	$0.3 million LOC – to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou)

No amounts were owed on the LOCs as of March 31, 2010 and December 31, 2009, respectively.

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

Auction Rate Securities

As of March 31, 2010, we held approximately $42.8 million of auction rate securities at par value as compared to approximately $43.4 million as of December 31, 2009.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at the time that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.  The total fair value of the auction rate securities at March 31, 2010, was $38.7 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

The impairment described above, as of the first quarter of 2010, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings during the quarter ended March 31, 2010 was less than $0.1 million.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Currently, we believe that we have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contingencies

During the first quarter of 2010, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 12 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the first quarter of 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the first quarter of 2010.

Forward-Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 31, 2009.

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into our operations.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first quarter of 2010.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2010.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On March 31, 2010, we acquired a 90% interest SK Utis Co., Ltd, a high performance polyurethane foam business, which is located in South Korea, for $29.1 million.  Since this acquisition occurred in March 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired operations of SK Utis Co., Ltd, as permitted by Section 404 of the Sarbanes-Oxley Act and SEC rules for recently acquired businesses.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

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

10.1	Acquisition Agreement, dated as of March 23, 2010, by and among the Registrant, SK Chemicals Co., Ltd. and SK Utis Co., Ltd., filed herewith.

10.2	Second Amendment to Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2010*.

10.3
Third Amendment to the Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan For Key Employees**, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 17, 2010*.

10.4	Amended and Restated Officer Special Severance Agreement by and between the Registrant and Robert D. Wachob **, filed herewith.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

32
Certification of President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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

Dated:  May 4, 2010