Form 10-K/A
period 2009-12-31
ROGERS CORP
filed 2010-08-03
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission (“SEC”) on February 19, 2010, is being made to amend Part II, Item 9B of the Original Filing to include disclosure regarding our notification of a director’s decision not to run for re-election at our Annual Meeting of Shareholders held on Wednesday, May 12, 2010 that should have been included on a Form 8-K during the period covered by this report, and to amend Part III of the Original Filing to include the Equity Compensation Plan Information table in Item 12 and to update certain section heading references to our definitive proxy statement filed with the SEC on March 26, 2010.

PART II

Item 9B. Other Information

On or about December 3, 2009, Walt Boomer, a director of the Company since 1997, had informed the Company’s Nominating and Governance Committee that he would not be standing for re-election at the Company’s 2010 Annual Meeting of Shareholders in order to devote more time to other interests.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Director Qualifications and Experience”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings Of Certain Committees” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.  Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the close of our fiscal year pursuant to Section 14(a) of the Exchange Act.

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

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Directors’ Compensation”, “Meetings Of Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2009, the end of the company’s fiscal year.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2009

	(a)	(b)	(c)
	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted average	each equity compensation
	outstanding	exercise price of	plan excluding
	options, warrants	outstanding options,	securities referenced in
Plan Category	and rights(4)	warrants and rights(4)	column (a) (5)
Equity Compensation Plans Approved by Security Holders
Rogers Corporation 1988 Stock Option Plan	52,658	$47.59	0

Rogers Corporation 1994 Stock Compensation Plan	33,101	$39.32	0

Rogers Corporation 1998 Stock Incentive Plan	386,052	$36.87	0

Rogers Corporation 2005 Equity Compensation Plan	889,574	$41.05	0

Rogers Corporation 2009 Long-Term Equity Compensation Plan	297,400	$23.53	444,600

Rogers Corporation Global Stock Ownership Plan For Employees (1)			288,224

Equity Compensation Plans Not Approved by Security Holders

Rogers Corporation 1990 Stock Option Plan (2)	742,533	$40.89	0

Rogers Corporation Stock Acquisition Program (3)			121,680

Total (4)	2,401,318	$38.28	854,504

(1)	This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended.

(2)
The Rogers Corporation 1990 Stock Option Plan was adopted in 1990 to award officers and key employees of Rogers Corporation with stock option grants. Under this plan, options generally have an exercise price equal to at least the fair market value of Rogers stock as of the date of grant. Regular options generally have a ten-year life and generally vest in one-third increments on the second, third and fourth anniversary dates of the grant, except for the grants made to most employees in 2004 and 2005. Such 2004 and 2005 stock options were immediately vested upon grant, but any shares acquired upon option exercise during the first four years after the grant date could not be sold during the four year period if the individual was still actively employed at Rogers. Termination of employment because of retirement, or for certain other reasons, may shorten the vesting schedule, the expiration date or eliminate the aforementioned sales restriction.

(3)
The purpose of the Stock Acquisition Program is to enable non-management directors and executive officers to acquire shares of Rogers common stock in lieu of cash compensation at the then current fair market value of such common stock.

(4)
Does not include deferred stock units, restricted stock or phantom stock units.  As of 12/31/2009, 41,200 shares were reserved for deferred stock unit awards,  192,200 shares were reserved for restricted stock awards and 26,643 shares were reserved for phantom stock units related to the deferral of compensation ultimately to be paid in Rogers stock.

(5)
On May 7, 2009, shareholders approved the Rogers Corporation 2009 Long-Term Equity Compensation Plan and as of that date no further equity awards will be made pursuant to the provisions of the Rogers Corporation (i)1988 Stock Option Plan, (ii) 1994 Stock Compensation Plan, (iii) 1998 Stock Incentive Plan, (iv) 2005 Equity Compensation Plan and (v) 1990 Stock Option Plan.  For this reason a zero appears in the applicable rows of this column.  The number for the 2009 Long-Term Equity Compensation Plan has been reduced by shares reserved for restricted stock awards and deferred stock units.

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions “Stock Ownership of Management” and “Beneficial Ownership of More Than Five Percent of Rogers Stock” in our Proxy Statement for our 2010 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

31(a)
Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31(b)
Certification of Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(a)
Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGERS CORPORATION
(Registrant)

/s/ Robert D. Wachob
Robert D. Wachob
President and Chief Executive Officer
Principal Executive Officer

Dated:  August 3, 2010