Form 10-Q
period 2010-06-30
ROGERS CORP
filed 2010-08-03
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X

Non-accelerated filer ___	(Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No  X

The number of shares outstanding of the registrant's common stock as of July 23, 2010 was 15,819,512.

ROGERS CORPORATION
FORM 10-Q

June 30, 2010

TABLE OF CONTENTS

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Financial Position	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

Part II – Other Information

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 6.	Exhibits	36

Signatures		37

Exhibits:
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$96,608	$67,368	$180,545	$132,843
Cost of sales	59,273	50,325	112,951	101,871
Gross margin	37,335	17,043	67,594	30,972

Selling and administrative expenses	23,709	18,809	44,683	35,551
Research and development expenses	5,879	4,244	9,422	9,714
Restructuring and impairment charges	-	15,127	-	17,922
Operating income (loss)	7,747	(21,137)	13,489	(32,215)

Equity income in unconsolidated joint ventures	1,757	1,579	3,975	1,207
Other income (expense), net	1,055	(228)	1,864	(302)
Realized investment loss, net:
Other-than-temporary impairments	(232)	(5,651)	644	(5,651)
Less: Portion of gains (losses) in other comprehensive income	(112)	5,179	816	5,179
Net impairment loss	(120)	(472)	(172)	(472)
Interest income (expense), net	(3)	111	103	286
Acquisition gain	-	2,908	-	2,908
Income (loss) before income taxes	10,436	(17,239)	19,259	(28,588)

Income tax expense	2,123	50,294	4,092	47,663

Net income (loss)	$8,313	$(67,533)	$15,167	$(76,251)

Net income (loss) per share:
Basic	$0.53	$(4.31)	$0.96	$(4.87)
Diluted	0.52	(4.31)	0.95	(4.87)

Shares used in computing:
Basic	15,785,656	15,673,924	15,777,176	15,655,985
Diluted	15,985,195	15,673,924	15,940,857	15,655,985

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$44,718	$57,738
Short-term investments	43	399
Accounts receivable, less allowance for doubtful accounts of $2,824 and $4,867	61,993	46,179
Accounts receivable from joint ventures	1,542	2,654
Accounts receivable, other	1,264	909
Taxes receivable	2,596	2,677
Inventories	44,800	33,826
Prepaid income taxes	2,317	1,949
Deferred income taxes	530	484
Asbestos-related insurance receivables	6,944	6,944
Assets held for sale	5,841	5,841
Other current assets	5,844	4,615
Total current assets	178,432	164,215

Property, plant and equipment, net of accumulated depreciation of $174,867 and $173,033	116,180	123,140
Investments in unconsolidated joint ventures	29,709	33,968
Deferred income taxes	7,600	8,227
Goodwill and other intangibles	32,463	10,340
Asbestos-related insurance receivables	20,466	20,466
Long-term marketable securities	35,984	37,908
Investments, other	5,000	5,000
Other long-term assets	4,298	4,214
Total assets	$430,132	$407,478

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,103	$9,308
Accrued employee benefits and compensation	24,230	16,081
Accrued income taxes payable	861	1,349
Asbestos-related liabilities	6,944	6,944
Other current liabilities	8,030	9,163
Total current liabilities	53,168	42,845

Pension liability	28,641	28,641
Retiree health care and life insurance benefits	8,053	8,053
Asbestos-related liabilities	20,587	20,587
Non-current income tax	8,412	8,299
Deferred income taxes	5,732	5,406
Other long-term liabilities	3,188	697

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,805,985 and 15,743,491 shares issued and outstanding	15,806	15,743
Additional paid-in capital	29,951	25,160
Retained earnings	275,640	260,473
Accumulated other comprehensive loss	(19,046)	(8,426)
Total shareholders' equity	302,351	292,950
Total liabilities and shareholders' equity	$430,132	$407,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operating Activities:
Net income (loss)	$15,167	$(76,251)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,868	9,113
Stock-based compensation expense	4,355	3,335
Deferred income taxes	782	48,791
Equity in undistributed income of unconsolidated joint ventures, net	(3,975)	(1,207)
Dividends received from unconsolidated joint ventures	7,184	2,669
Pension and postretirement benefits	3,121	3,565
Impairment charges	-	13,424
Gain on acquisition	-	(2,908)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(13,356)	683
Accounts receivable, joint ventures	(741)	(306)
Inventories	(8,888)	6,119
Pension contribution	(1,478)	(8,155)
Other current assets	(1,606)	(655)
Accounts payable and other accrued expenses	6,918	(17,556)
Other, net	(232)	(325)
Net cash provided by (used in) operating activities	15,119	(19,664)

Investing Activities:
Capital expenditures	(3,118)	(6,485)
Acquisition of business	(25,908)	(7,400)
Proceeds from short-term investments	3,250	1,975
Return of investment in unconsolidated joint ventures	919	-
Net cash used in investing activities	(24,857)	(11,910)

Financing Activities:
Proceeds from sale of capital stock, net	115	389
Proceeds from issuance of shares to employee stock purchase plan	380	-
Net cash provided by financing activities	495	389

Effect of exchange rate fluctuations on cash	(3,777)	(579)

Net decrease in cash and cash equivalents	(13,020)	(31,764)

Cash and cash equivalents at beginning of year	57,738	70,170

Cash and cash equivalents at end of quarter	$44,718	$38,406

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

As of June 30, 2010, we have changed the presentation of our external segment reporting structure.  All prior periods have been recast accordingly for the new presentation. See Note 10 for further discussion regarding the new structure.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of June 30, 2010	Level 1	Level 2	Level 3
Auction rate securities	$36,027	$-	$-	$36,027
Foreign currency option contracts	$559	$-	$559	$-

Additional accounting guidance issued in April 2009 indicates that an other-than-temporary impairment must be recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.  Prior to the adoption of this guidance, we were required to record an other-than-temporary impairment for a security in an unrealized loss position unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery of its cost basis.

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

Auction Rate Securities

We have historically classified our auction rate securities as available-for-sale and recorded them at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter of 2008, and all of our auction rate securities have been in a loss position since that time.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation.

Through the end of the second quarter of 2010, approximately $14.3 million of auction rate securities in total have been redeemed at par value, including approximately $3.3 million in the first six months of 2010.  As of June 30, 2010, the par value of our remaining auction rate securities was $40.2 million, which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the second quarter of 2010 and a total impairment of $4.1 million overall on our current portfolio.  Included in this analysis was the downgrade of a security with a $4.5 million par value, from a rating of AAA to Baa1, which occurred subsequent to June 30, 2010.

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

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities that have been redeemed subsequent to June 30, 2010 at par value, which we classify as short-term investments.  The securities that we hold have maturities ranging from 4 to 37 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2009	$38,307
Redeemed at par	(3,250)
Reported in other comprehensive loss	1,088
Reported in earnings	(118)
Balance at June 30, 2010	$36,027

A roll-forward of credit losses recognized in earnings from the date of the first other-than-temporary impairment, pertaining to the auction rate securities held by us, is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2009	$364
Additional credit losses	172
Reduction in credit losses due to redemptions	(54)
Balance at June 30, 2010	$482

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

As of the close of the second quarter of 2010, we have entered into nine hedge programs.  Five of these programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in 2010 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts, alternatively, if the dollar strengthens against the Euro, the increase in the present value of the future currency cash flows is offset by declines in the fair value of the options contracts.   We also entered into programs to hedge the foreign currency exposure on our condensed consolidated statements of financial position.  These remaining four programs, which do not qualify as cash flow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.  The net impact to the financial statements for contracts exercised or expired during the six month period ended June 30, 2010 was a $1.0 million loss, and is located in Other Income, net.  These contracts which were exercised or expired were entered into to hedge against balance sheet exposures.  These balance sheet exposures had offsetting gains of $2.1 million, which is located in Other income, net.

Notional Values of Derivative Instruments
Euro	€ 4,800
U.S. Dollar	$ 15,800

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the six-month period ended June 30, 2010		Fair Values of Derivative Instruments as of June 30, 2010
Foreign Exchange Option Contracts	Location of loss	Amount of gain (loss)	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$(256)	$2
Contracts not designated as hedging instruments	Other income, net	59	557

Concentration of Credit Risk

By using derivative instruments, we are subject to credit and market risk.  If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. We minimize counterparty credit (or repayment) risk by entering into derivative transactions with major financial institutions with investment grade credit ratings.

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

SK Utis, established in 2005, is a high-quality supplier of polyurethane foam material solutions for portable communications, entertainment, and industrial applications to leading Korean-based original equipment manufacturers (OEMs).  We believe that this acquisition will expand our presence as a polyurethane foam material solutions provider in several key markets that we have targeted for continued growth, including mobile internet devices, high definition television, and other markets requiring high reliability, high performance materials.  We also believe this acquisition will strengthen our relationships with some of the fastest growing makers of these products and extend our worldwide presence into the Korean marketplace.  We are integrating this business into our High Performance Foams operating segment.

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

Assets:
Accounts receivable	$2,725
Inventory	1,890
Other current assets	542
Property, plant & equipment	1,978
Intangible assets	9,250
Goodwill	14,296
Total assets	30,681

Liabilities
Accounts payable	1,328
Other current liabilities	218
Total liabilities	1,546

Fair value of net assets acquired	$29,135

Total costs incurred related to the acquisition were approximately $0.9 million and are included in the Selling and Administrative Expense line on the condensed consolidated statement of operations.

As of the date of the acquisition, we acquired 90% of the equity of SK Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of SK Utis in two years.  Therefore, we have consolidated 100% of the activities of SK Utis in accordance with applicable accounting guidance.  Operational results are included in the second quarter of 2010.  The deferred purchase price is recorded at its present value (approximately $2.9 million) and is classified as a long-term liability on our condensed consolidated statement of financial position.

MTI Global Inc.

On April 30, 2009, we completed the acquisition of certain assets of MTI Global Inc.’s (MTI Global) silicones business for $7.4 million.  These assets included product lines, technology and manufacturing equipment of MTI Global’s Bremen, Germany and Richmond, Virginia plant locations.

The acquisition-date fair value of the consideration transferred totaled $7.4 million in cash.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date:

(Dollars in thousands)
April 30, 2009
Net accounts receivable	$343
Inventory	2,039
Intangibles	720
Property, plant and equipment	7,206
$10,308

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  As a result, we recognized a gain of $2.9 million in the second quarter of 2009, which was shown in our condensed consolidated statements of operations.

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Raw materials	$13,322	$8,992
Work-in-process	6,000	3,842
Finished goods	25,478	20,992
	$44,800	$33,826

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the periods ended June 30, 2010 and June 30, 2009 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss)	$8,313	$(67,533)	$15,167	$(76,251)
Foreign currency translation adjustments	(6,747)	3,997	(11,333)	(82)
Unrealized gain (loss) on marketable securities, net of tax	9	1,579	969	1,241
Unrealized gain (loss) on derivative instruments	95	373	(256)	(345)
Comprehensive income (loss)	$1,670	$(61,584)	$4,547	$(75,437)

The components of accumulated other comprehensive loss at June 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Foreign currency translation adjustments	$5,763	$17,096
Funded status of pension plans and other postretirement benefits, net of tax	(22,710)	(22,710)
Unrealized loss on marketable securities, net of tax	(1,701)	(2,670)
Unrealized loss on derivative instruments	(398)	(142)
Accumulated other comprehensive loss	$(19,046)	$(8,426)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net income (loss)	$8,313	$(67,533)	$15,167	$(76,251)
Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,786	15,674	15,777	15,656
Effect of dilutive stock options	199	-	164	-
Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	15,985	15,674	15,941	15,656

Basic net income (loss) per share:	$0.53	$(4.31)	$0.96	$(4.87)
Diluted net income (loss) per share:	0.52	(4.31)	0.95	(4.87)

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and six month periods ended June 30, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Options granted	500	330,925	340,150	330,925
Weighted average exercise price	$30.80	$23.86	$24.26	$23.86
Weighted-average grant date fair value	14.23	9.63	11.40	9.63
Assumptions:
Expected volatility	46.48%	47.30%	45.41%	47.30%
Expected term (in years)	5.50	5.89	5.86	5.89
Risk-free interest rate	2.95%	2.78%	3.12%	2.78%
Expected dividend yield	--	--	--	--

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

During the three and six month period ended June 30, 2010 we recognized approximately $0.7 million and $2.8 million, respectively, and for the three and six month period ended June 30, 2009 we recognized approximately $1.8 million and $2.3 million, respectively, of stock-based compensation expense.

A summary of the activity under our stock option plans as of June 30, 2010 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2010	2,732,772	$36.64	6.1	$4,214,503
Options granted	500	30.80
Options exercised	(4,250)	29.21
Options cancelled	(20,705)	37.43
Options outstanding at June 30, 2010	2,708,317	36.64	5.9	3,072,843
Options exercisable at June 30, 2010	1,748,934	41.76	4.3	387,562
Options vested or expected to vest at June 30, 2010 *	2,679,536	36.75	5.8	2,992,285

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2009	2,401,318	$38.40
Options granted	340,150	24.26
Options exercised	(4,250)	29.21
Options cancelled	(28,901)	37.56
Options outstanding at June 30, 2010	2,708,317

During the six month period ended June 30, 2010, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was de minimis, and the total amount of cash received from the exercise of these options was $0.1 million.

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

Restricted Shares Outstanding
Non-vested awards outstanding at December 31, 2009	100,900
Awards granted	37,350
Awards issued	-
Awards expired	(20,500)
Non-vested awards outstanding at June 30, 2010	117,750

As of the first quarter of 2010, the restricted stock granted in 2007 has been forfeited, due to the performance not being reached that was required for vesting of this grant.

For the three and six month periods ended June 30, 2010 we recognized compensation expense of $0.3 million and $0.6 million, respectively and for the three and six month periods ended June 30, 2009 we recognized compensation expense of $0.1 million and $0.2 million, respectively.

Deferred Stock Units

We grant deferred stock units to non-management directors.  These awards are fully vested on the date of grant and are issued on the 13th month anniversary of the grant date unless the individual elects to defer the receipt of these shares.  The grant of deferred stock units is typically done annually in the second quarter.

Deferred Stock Units
Awards outstanding at December 31, 2009	41,200
Awards granted	25,100
Awards issued	(36,050)
Awards outstanding at June 30, 2010	30,250

For each of the three month periods ended June 30, 2010 and June 30 2009, we recognized compensation expense of $0.7 million.  There was not any expense associated with these grants in the first quarter of either year.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended June 30, 2010 and June 30, 2009, respectively, and approximately $0.2 million of compensation expense associated with the six month periods ended June 30, 2010 and June 30, 2009, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)
	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Service cost	$897	$570	$1,794	$1,697	$169	$168	$338	$336
Interest cost	2,099	2,088	4,198	4,170	101	129	202	258
Expected return on plan assets	(2,361)	(2,080)	(4,722)	(4,122)	--	--	--	--
Amortization of prior service cost	149	130	298	262	(156)	(174)	(312)	(348)
Amortization of net loss	461	596	922	1,291	89	84	178	168
Curtailment charge (credit)	--	114	--	114	--	--	--	--
Settlement charge	--	--	225	--	--	--	--	--
Net periodic benefit cost	$1,245	$1,418	$2,715	$3,412	$203	$207	$406	$414

Employer Contributions

We made no contributions to our qualified defined benefit pension plans during the first six months of 2010.  For the six months ended June 30, 2009, our contributions were $8.0 million.

We made $1.5 million in contributions (benefit payments) to our non-qualified defined benefit pension plans in the first six months of 2010.  We made approximately $0.2 million in contributions to our non-qualified defined benefit pension plan during the first six months of 2009.

Note 10 – Segment Information

In the second quarter of 2010, we conducted our formal long-term strategic planning process and, as a result of these discussions, as well as the continuing evolution of the business environment in which we operate, we determined that a realignment of our segment structure was appropriate to better align our publicly presented information with recent changes in the manner in which we internally view and manage our business operations.  Our previous reporting structure was comprised of four reporting segments – Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.

Our new segment structure is comprised of three major categories of businesses – Core Strategic, Development Stage, and Other.  Core Strategic is comprised of our three primary operating segments – High Performance Foams (HPF), Printed Circuit Materials (PCM), and Power Distribution Systems (PDS); Development Stage represents our new business development initiatives and contains two operating segments – Printed and Electronic Solutions (PES; formerly our Durel operating segment which was reported within the Custom Electrical Components reporting segment) and Thermal Management Solutions (TMS; formerly reported in the Other Polymer Products reporting segment); and Other contains our remaining operating segments - elastomer components, polyimide laminate systems and composite materials - which are aggregated for reporting purposes.  We believe this structure more clearly presents our business operations to our shareholders, while aligning our external reporting presentation with how we currently manage and view our business internally.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Core Strategic
High Performance Foams
Net sales	$38,916	$25,445	$70,696	$42,602
Operating income (loss)	5,529	1,242	7,751	(3,486)

Printed Circuit Materials
Net sales	$33,582	$24,450	$68,154	$54,492
Operating income (loss)	2,128	(2,130)	6,599	(2,982)

Power Distribution Systems
Net sales	$10,143	$9,687	$19,277	$19,611
Operating income	143	1,247	159	967

Development Stage
Printed and Electronic Solutions
Net sales	$3,007	$2,493	$5,181	$5,724
Operating loss	(41)	(12,376)	(807)	(15,235)

Thermal Management Solutions
Net sales	$194	$-	$384	$13
Operating loss	(961)	(1,183)	(1,661)	(2,128)

Other
Net sales	$10,766	$5,293	$16,853	$10,401
Operating income (loss)	949	(7,937)	1,448	(9,351)

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 11 – Joint Ventures

As of June 30, 2010, we had three joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31

Equity income of $1.8 million and $4.0 million for the three and six month period ended June 30, 2010 and equity income of $1.6 million and $1.2 million for the three and six month period ended June 30, 2009, respectively, is included in the condensed consolidated statements of operations.

On March 31, 2010, Rogers and Mitsui Chemicals, Inc., the 50% owners of the Polyimide Laminate Systems, LLC (PLS) joint venture, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS, which resulted in a $0.1 million charge recorded as of March 31, 2010.  The parties also agreed that, going forward, all the distribution activity that PLS previously engaged in would be conducted through Rogers Corporation.  Therefore, beginning in the second quarter of 2010, these activities are reported on a gross basis as part of our consolidated results.  PLS also became an operating segment and is reported in the Other reportable segment.

Commission income from our PLS joint venture of $0.6 million for the six month period ended June 30, 2010 and income of $0.6 million and $0.5 million for the three and six months ended June 30, 2009, respectively, is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales	$22,921	$23,158	$53,416	$33,848
Gross profit	3,686	4,218	10,317	3,449
Net income	3,514	3,158	7,950	2,414

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

Note 12 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is still not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, and the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2010, which approximates our share of the low end of the range.

In relation to the current superfund case, we believe we are a de minimis participant and have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Environmental Protection (CT DEP) and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual contamination at the site, we had proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  During the third quarter of 2009, one of the additional wells tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  We have accrued a liability of $0.2 million as of the second quarter of 2010, which approximates our best estimate for additional remediation costs at this site.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.

Also, we recently discovered additional contamination related to PCBs in the facility that contained the equipment that was the source of the original PCB contamination.  During the second quarter of 2010, it was concluded that remediation of the contamination within the facility will cost between $0.5 million and $1.5 million; therefore, we recorded an additional liability of $0.3 million related to this issue to increase our total liability recorded to $0.5 million, which represents the low end of the estimated range.  There have been no significant changes in the circumstances related to the exposure or to the liability that we have recorded.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 30, 2010, there were approximately 181 pending claims compared to approximately 167 pending claims at December 31, 2009.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 181 claims pending as of June 30, 2010, 57 claims do not specify the amount of damages sought, 121 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  These three (3) claims allege compensatory and punitive damages of $20,000,000 each.  These three (3) claims name between ten (10) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos-related suits filed against us declined in 2008 but increased again in 2009.  As of the end of the second quarter, the number of such suits filed against us in 2010 is somewhat less than the number filed in 2009 at that time.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the six month period ended June 30, 2010, we were able to have 63 claims dismissed and settled 8 claims.  For the fiscal year ended December 31, 2009, 96 claims were dismissed and 22 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.9 million for the first half of 2010, compared to $2.1 million during the first half of 2009 and approximately $7.6 million for the full year 2009.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

●	Cost Sharing Agreement

To date, our primary insurance carriers have provided for substantially all of the settlement and defense costs associated with our asbestos-related claims.  However, as claims continued, we determined, along with our primary insurance carriers, that it would be appropriate to enter into a cost sharing agreement to clearly define the cost sharing relationship among such carriers and ourselves.  A definitive cost sharing agreement was finalized on September 28, 2006.  Under the definitive agreement, the primary insurance carriers continue to pay essentially all resolution and defense costs associated with these claims until the applicable coverage is exhausted.

The definitive cost sharing agreement is scheduled to expire on September 28, 2010, and the Company is currently negotiating a new asbestos related cost sharing agreement with its insurance carriers.

●	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2009 and the estimated liability and estimated insurance recovery, for the five-year period through 2014, is $27.5 million and $27.4 million, respectively.  These amounts are currently reflected in our financial statements at June 30, 2010 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

Other Environmental and Legal Matters

●
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million and would most likely approximate the mid-point of this range.   We therefore recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters and will continue at least to the end of 2010, at which point the CT DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  As of June 30, 2010, any future costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

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

●
In the second quarter of 2010, the CT DEP identified us as a potentially responsible party at a disposal site in Killingly, Connecticut.  We have initiated internal diligence work related to the site to better understand the issue and our alleged involvement.  Based on the facts and circumstances known to us at the present time, we are unable to estimate the probability or amount of any potential costs associated with this matter.  As such, no reserve has been established at this time.

●
In July 2010, subsequent to the close of the second quarter, we were verbally informed by the Customs Authorities of China of potential customs violations associated with our joint venture operations in China.  We are currently investigating this claim and working with customs officials to better understand the nature and validity of the alleged violations.  Based on current facts and circumstances, we are unable to determine at this time the probability or range of any potential liability that could result from this action.  As such, we have not established a reserve for this matter.

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

Note 13 – Restructuring and Impairment Charges

In the second quarter of 2009, we recorded approximately $15.9 million in restructuring and impairment charges, of which $0.8 million was recorded in “Cost of sales” on our condensed consolidated statements of operations.  The restructuring and impairment charges were comprised of the following:
●
$13.4 million in charges related to the impairment of certain long-lived assets in the following operating segments: Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($4.6 million), Printed Circuit Materials ($0.8 million), and Thermal Management Solutions ($0.3 million);

●	$1.7 million in severance related to a workforce reduction; and
●
$0.8 million in charges related to additional inventory reserves in Printed and Electronic Solutions and Flexible Circuit Materials operating segments, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

●	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, which resulted in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment was no longer of use to us.  We recognized an impairment charge in 2009 of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge was reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold of approximately $0.4 million.  This charge was reported as part of cost of sales in our condensed consolidated statements of operations.

Lastly, we recorded an impairment charge in 2009 on certain residual assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which was reported in the “Restructuring and impairment charges” line item in our condensed consolidated statements of operations.

These charges were reported in our Other reportable segment.

●	Printed and Electronic Solutions

Over the past few years, our Printed and Electronic Solutions (PES) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took certain initial steps to restructure the PES business for this decline, as we shifted the majority of our manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they were not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge was reported in 2009 in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported in 2009 as part of “Cost of sales” in our condensed consolidated statements of operations.

These charges were reported in our Printed and Electronic Solutions operating segment.

●	Printed Circuit Materials

Early in 2008, management determined based on forecasts at that time that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time, but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we believed that we would not need this equipment as we had sufficient capacity to meet our current needs and the China facility would be available in time to satisfy any increase in demand.  Therefore, we determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge in 2009 of approximately $0.8 million which was reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges were reported in our Printed Circuit Materials operating segment.

●	Thermal Management Solutions

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management solutions start up business, specifically products related to our thermal interface material (TIM).  We had not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge was reflected in 2009 in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges were reported in our Thermal Management Solutions operating segment.

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

A summary of the activity in the severance accrual for the first six months of 2009 was as follows:

Balance at December 31, 2008	$-
Provisions	4,498
Payments	(1,820)
Balance at June 30, 2009	$2,678

A summary of the activity in the severance accrual for the first six months of 2010 was as follows:

Balance at December 31, 2009	$1,088
Provisions	-
Payments	(915)
Balance at June 30, 2010	$173

These charges were included in 2009 in the “Restructuring and impairment” line item on our condensed consolidated statements of operations and are reported across all operating segments.

We did not record any restructuring or impairment charges in the first six months of 2010.

Note 14 - Investment

In the third quarter of 2009, we made a strategic investment of $5.0 million in Solicore, Inc., headquartered in Lakeland, Florida.  Solicore is the world leader for embedded power solutions, offering its patented Flexicon advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices.  Our investment, part of a total of $13.3 million raised by Solicore in the current financing round, provides us with a minority equity stake in Solicore and representation on Solicore’s Board of Directors.  We account for this investment under the cost method as we cannot exert significant influence.  We also entered into a joint development agreement with Solicore to develop the next generation of power solution products.  As part of the agreement, we will have the exclusive right to have the option to manufacture a significant portion of the products that result from this collaboration, if we so choose.

Note 15 – Income Taxes

Our effective tax rate was 20.3% and (291.7%), respectively, for the three month periods ended June 30, 2010 and June 30, 2009, and 21.2% and (166.7%), respectively, for the six month periods ended June 30, 2010 and June 30, 2009, as compared with the statutory rate of 35.0%.  In both the three and six month periods ended June 30, 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In the three month period ended June 30, 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of June 30, 2010, we have concluded, based on this standard, that a valuation allowance is still appropriate against substantially all of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2010, we have approximately $0.8 million of accrued interest related to uncertain tax positions included in the $8.4 million of unrecognized tax benefits, $6.1 million of which, if recognized, would impact the effective tax rate.

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

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and sustainable energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily OEM’s and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

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

2010 Second Quarter Executive Summary

In the second quarter of 2010, we achieved sales of $96.6 million, a significant improvement from the recession-driven sales level of $67.4 million in the second quarter of 2009.  On a year-to-date basis, sales improved by 36% from $132.8 million in 2009 to $180.5 million in 2010.  Earnings improved from a loss of $4.31 and $4.87 per diluted share for the second quarter and first six months of 2009, respectively, to income of $0.52 and $0.95 per diluted share for the second quarter and first six months of 2010, respectively. We continue to experience positive momentum, as we once again achieved improved results on a sequential basis as compared to the first quarter of 2010, with sales increasing by over 15% and net income improving by approximately 21%.

In the second quarter of 2010, we conducted our formal long-term strategic planning process and, as a result of these discussions, as well as the continuing evolution of the business environment in which we operate, we determined that a realignment of our segment structure was appropriate to better align our publicly presented information with recent changes in the manner in which we internally view and manage our business operations.  Our previous reporting structure was comprised of four reporting segments – Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.

Our new segment structure is comprised of three major categories of businesses – Core Strategic, Development Stage, and Other.  Core Strategic is comprised of our three primary operating segments – High Performance Foams (HPF), Printed Circuit Materials (PCM), and Power Distribution Systems (PDS); Development Stage represents our new business development initiatives and contains two operating segments – Printed and Electronic Solutions (PES; formerly our Durel operating segment which was reported within the Custom Electrical Components reporting segment) and Thermal Management Solutions (TMS; formerly reported in the Other Polymer Products reporting segment); and Other contains our remaining operating segments - elastomer components, polyimide laminate systems and composite materials - which are aggregated for reporting purposes.  We believe this structure more clearly presents our business operations to our shareholders, while aligning our external reporting presentation with how we currently manage and view our business internally.

Our second quarter and year-to-date results in 2010 were driven by improved performance across all of our operating segments, most notably HPF and PCM.  Gross margins also achieved record levels at 38.6% for the quarter and 37.4% for the year, as we have been successful in leveraging our lower overhead cost structure while increasing our sales volumes.  Also during the second quarter of 2010, we fully integrated the operations of our recent acquisition in South Korea, SK Utis Co., Ltd., into our High Performance Foams business, as well as the operations of our former joint venture, Polyimide Laminate Systems, into our Other reportable segment.  These two operations incrementally contributed approximately $8.3 million in sales to our consolidated results in the second quarter of 2010.  We continue to focus on growth through external investments and believe this strategy will be a significant part of our long-term growth objectives.

Overall, we continue to see improvement in our businesses across many markets and regions, particularly in our three high-focus mega-trend markets of the internet, mass transit and sustainable energy, as the global economy continues its slow rebound from its low points in the first half of 2009.  The measures we took in 2009 to streamline our business, increase our operational efficiencies and control our costs are enabling us to gain greater leverage on incremental sales to drive more value to our shareholders.  We are continuing to closely monitor our costs, as well as our overall balance sheet position, which continues to remain very strong, as evidenced by our strong working capital position and our ability to generate positive cash flow from operations.  To date, we have been able to fund new business ventures with internally generated cash; however, if a future opportunity arose that we believe would benefit our Company and its shareholders, we would utilize various alternative financial resources that would allow us to best meet our funding requirements.  We continue to remain optimistically cautious about our business going forward, as there still remains uncertainty in the current economic environment, although we believe that we are well positioned to take advantage of any opportunities to profitably grow our business for the future.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	38.6	25.3	37.4	23.3

Selling and administrative expenses	24.5	27.9	24.7	26.8
Research and development expenses	6.1	6.3	5.2	7.3
Restructuring and impairment charges	-	22.5	-	13.5
Operating income (loss)	8.0	(31.4)	7.5	(24.3)

Equity income in unconsolidated joint ventures	1.8	2.3	2.2	0.9
Other income (loss), net	1.1	(0.3)	1.0	(0.2)
Net impairment losses	-	(0.7)	-	(0.4)
Interest income, net	-	0.2	-	0.2
Acquisition gain	-	4.3	-	2.2
Income (loss) before income taxes	10.9	(25.6)	10.7	(21.6)

Income tax expense	2.2	74.6	2.3	35.8

Net income (loss)	8.6%	(100.2)%	8.4%	(57.4)%

Net Sales

Net sales for the three month period ended June 30, 2010 were $96.6 million as compared to $67.4 million for the three month period ended June 30, 2009, an increase of 43%, and $180.5 million versus $132.8 million for the respective six month periods, an increase of 36%. Sales levels in the first quarter of 2009 represented our low point of the economic recession, as sales have increased sequentially since that time.  Sales levels in the second quarter of 2010 represent the highest level of sales since the global recession began.  The overall increase in sales was driven primarily by the performance of our HPF and PCM operating segments, as HPF had increased sales for the three months and first half of 2010 by 53.1% and 66.0% over the comparable periods in 2009, respectively, and PCM increased sales for the three months and first half of 2010 by 37.1% and 25.1% over the comparable periods in 2009, respectively.   See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales increased from 25.3% in the second quarter of 2009 to 38.6% in the second quarter of 2010 and from 23.3% to 37.4% for the first half of 2009 and 2010, respectively.  The improvement is primarily attributable to the overall increase in sales volume between the periods, particularly considering that the majority of the sales volume increases were in our core strategic segments of HPF and PCM, which typically drive a large percentage of our overall volumes and profitability.  The margin increase was also impacted by our improved operating leverage, as we were able to increase our sales on a much lower operating cost structure due to the cost cutting initiatives that occurred in 2009.  Margins were also favorably impacted by an increase in our overall inventory balance of approximately 22% (excluding the impact of the additional PLS and SK Utis inventory acquired at the end of the first quarter of 2010).  Lastly, margins in the first quarter of 2009 were exceedingly low as a result of the rapid sales decline experienced during the height of the recession, coupled with the fact that we could not adjust our cost structure quickly enough to compensate accordingly.

Selling and Administrative Expenses

Selling and administrative expenses increased 26.1% from $18.8 million in the second quarter of 2009 to $23.7 million in the second quarter of 2010 and 25.7% for the first half of 2010 to $44.7 million from $35.6 million during the first half of 2009. As a percentage of sales, selling and administrative expenses were approximately 25% for the three month and six month periods ended June 30, 2010 as compared to approximately 28% for the three month and 27% for six month period ended June 30, 2009.

Second quarter and half year 2009 results included approximately $1.9 million of costs related to certain product liability claims in our Printed Circuit Materials business, which we are evaluating for potential insurance recovery.  The remaining quarter-over-quarter increase in costs can be attributed primarily to an additional $5.0 million of costs associated with various incentive compensation plans, including our bonus and commission programs, as a result of our strong performance to date in 2010; and $0.6 million of incremental costs associated with new business development activities, including the acquisition of SK Utis.  These amounts were partially offset by $0.9 million in lower equity compensation costs due to the timing of expense recognition on our primary grant which was issued in the first quarter of 2010 versus the second quarter of 2009.  The remaining increase in costs can be mainly attributable to increased spending resulting from the support of our higher sales levels achieved in 2010; however, our overall costs as a percentage of sales declined in 2010 versus 2009.

On a year-to-date basis, the increase in costs is primarily due to an additional $7.2 million associated with various incentive compensation plans, including our bonus and commission programs, as a result of our strong performance to date in 2010; $1.1 million of additional equity compensation costs, mostly attributable to increased projections for our performance-based restricted stock award program; and $0.6 million of incremental costs associated with our new business development activities. The remaining increase in costs can be mainly attributable to increased spending resulting from the support of our higher sales levels achieved in 2010; however, similar to our quarterly comparisons, our overall year-to-date costs as a percentage of sales declined in 2010 versus 2009.

Research and Development Expenses

Research and development (R&D) expense increased from $4.2 million to $5.9 million in the second quarter of 2010 as compared to the second quarter of 2009 and decreased slightly from $9.7 million in the first half of 2009 to $9.4 million in the first half of 2010.  As a percentage of sales, research and development expenses were 6.1% in the second quarter of 2010 as compared to 6.3% in the second quarter of 2009.  On a year-to-date basis, R&D expenses as a percentage of sales decreased from 7.3% in 2009 to 5.2% in 2010.

The quarter-over-quarter increase is due mainly to the timing of R&D expenditures related to certain programs and initiatives; however, as a percentage of sales, the second quarter of 2010 was comparable to the second quarter of 2009 and consistent with our target of reinvesting 6% of sales into R&D activities.  On a year-to-date basis, R&D costs declined slightly, again mainly due to the timing of projects and initiatives. On a percentage of sales basis, the first half of 2010 was slightly below our targeted 6% of sales, mainly due to the lower spending in the first quarter of 2010, which was due primarily to a significant reduction in legal costs (approximately $0.6 million during the quarter), as much of that work has been shifted internally under our general counsel office that was created in 2009; as well as $0.4 million in salary reductions as a result of the reduction in workforce that occurred in the first half of 2009.

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

Restructuring and Impairment Charges

In the second quarter of 2009, we recorded approximately $15.9 million in restructuring and impairment charges, of which $0.8 million was recorded in “Cost of sales” on our condensed consolidated statements of operations.  The restructuring and impairment charges were comprised of the following:
●
$13.4 million in charges related to the impairment of certain long-lived assets in the following operating segments: Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($4.6 million), Printed Circuit Materials ($0.8 million), and Thermal Management Solutions ($0.3 million);

●	$1.7 million in severance related to a workforce reduction; and
●
$0.8 million in charges related to additional inventory reserves in Printed and Electronic Solutions and Flexible Circuit Materials operating segments, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

●	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, which resulted in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment was no longer of use to us.  We recognized an impairment charge in 2009 of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge was reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold of approximately $0.4 million.  This charge was reported as part of cost of sales in our condensed consolidated statements of operations.

Lastly, we recorded an impairment charge in 2009 on certain residual assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which was reported in the “Restructuring and impairment charges” line item in our condensed consolidated statements of operations.

These charges were reported in our Other reportable segment.

●	Printed and Electronic Solutions

Over the past few years, our Printed and Electronic Solutions (PES) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took certain initial steps to restructure the PES business for this decline, as we shifted the majority of our manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they were not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge was reported in 2009 in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported in 2009 as part of “Cost of sales” in our condensed consolidated statements of operations.

These charges were reported in our Printed and Electronic Solutions operating segment.

●	Printed Circuit Materials

Early in 2008, management determined based on forecasts at that time that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time, but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we believed that we would not need this equipment as we had sufficient capacity to meet our current needs and the China facility would be available in time to satisfy any increase in demand.  Therefore, we determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge in 2009 of approximately $0.8 million which was reflected in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges were reported in our Printed Circuit Materials operating segment.

●	Thermal Management Solutions

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management solutions start up business, specifically products related to our thermal interface material (TIM).  We had not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge was reflected in 2009 in the “Restructuring and impairment” line item on our condensed consolidated statements of operations.

These charges were reported in our Thermal Management Solutions operating segment.

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

A summary of the activity in the severance accrual is as follows:

Balance at December 31, 2008	$-
Provisions	4,498
Payments	(1,820)
Balance at June 30, 2009	$2,678

A summary of the activity in the severance accrual for the first six months of 2010 was as follows:

Balance at December 31, 2009	$1,088
Provisions	-
Payments	(915)
Balance at June 30, 2010	$173

These charges were included in 2009 in the “Restructuring and impairment Charges” line item on our condensed consolidated statements of operations and were reported across all operating segments.

There were no restructuring and impairment charges incurred in the first half of 2010.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased from $1.6 million in the second quarter of 2009 to $1.8 million in the second quarter of 2010 and increased from $1.2 million for the first six months of 2009 to $4.0 million for the first six months of 2010.  This increase is primarily attributable to the strong performance of our foam joint ventures, Rogers INOAC Suzhou Corporation (RIS) in China and Rogers INOAC Corporation (RIC) in Japan, as business rebounded significantly from the recession driven declines and excess inventory levels experienced in 2009.  The first quarter of 2009 marked the low point for performance of these joint ventures, as sales began to rebound in the middle of 2009, consistent with our wholly-owned High Performance Foams business.

Other Income (Expense), Net

Other income (expense) increased approximately $1.2 million in the second quarter of 2010 versus the second quarter of 2009, from expense of $0.2 million to income of $1.0 million.  On a year-to-date basis, other income increased $2.1 million, from expense of $0.3 million in 2009 to income of $1.8 million in 2010.   The primary driver of this increase was a significant favorable impact from foreign exchange fluctuations due primarily to the appreciation of the U.S. dollar against the Euro in 2010. This incrementally contributed $1.8 million and $2.0 million in the second quarter and year-to-date compared to the same prior year periods.  Also impacting the second quarter results was the dissolution of the PLS joint venture, resulting in no commission income in the second quarter of 2010 as compared to $0.6 million in the second quarter of 2009.

Income Taxes

Our effective tax rate was 20.3% and (291.7%), respectively, for the three month periods ended June 30, 2010 and June 30, 2009, and 21.2% and (166.7%), respectively for the six month periods ended June 30, 2010 and June 30, 2009, as compared with the statutory rate of 35.0%.  In both the three and six month periods ended June 30, 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In the three month period ended June 30, 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of June 30, 2010, we have concluded, based on this standard, that a valuation allowance is still appropriate against substantially all of our U.S. deferred tax assets.

Segment Sales and Operations

Core Strategic

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
High Performance Foams
Net sales	$38.9	$25.4	$70.7	$42.6
Operating income (loss)	5.5	1.2	7.7	(3.5)
Printed Circuit Materials
Net sales	33.6	24.5	68.2	54.5
Operating income (loss)	2.1	(2.1)	6.6	(3.0)
Power Distribution Systems
Net sales	10.1	9.7	19.3	19.6
Operating income	0.1	1.2	0.2	1.0

High Performance Foams

Our High Performance Foams (HPF) operating segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment were $38.9 million and $70.7 million in the second quarter and first half of 2010, respectively, an increase of 53.1% and 66.0%, respectively, from the recession-driven $25.4 million and $42.6 million in the second quarter and first half of 2009, respectively.  Operating results in this segment also improved significantly by over 300% from $1.2 million in operating income in the second quarter of 2009 to $5.5 million of operating income in the second quarter of 2010.  On a year-to-date basis, the segment swung from an operating loss of $3.5 million in 2009 to operating income of $7.7 million in 2010.  Second quarter 2009 results included integration costs associated with the acquisition of MTI Global, Inc. of approximately $0.3 million, along with severance charges of $0.6 million for the three months and $1.5 million for the six months ended June 30, 2009.  Second quarter 2010 results included approximately $0.9 million of costs associated with the acquisition of SK Utis, Inc.  From an operations standpoint, the second quarter of 2010 experienced robust growth for high performance foam materials across all geographic regions.  This segment’s wide array of product solutions for the mass transit market continues to win new designs.  In the mobile internet device market, our portfolio of product solutions for impact and dust protection in the most advanced new devices led to significant additional demand in the quarter.

Printed Circuit Materials

Our Printed Circuit Materials (PCM) operating segment is comprised of our high frequency circuit material products.  Net sales in this segment increased by 37.1% to $33.6 million in the second quarter of 2010 from $24.5 million in the second quarter of 2009 and 25.1% to $68.2 million in the first half of 2010 from $54.5 million in the first half of 2009.  Operating results also improved significantly as the segment reported operating income of $2.1 million and $6.6 million in the second quarter and first half of 2010, respectively, as compared to operating losses of $2.1 million and $3.0 million, respectively, in the comparable 2009 periods.  Second quarter 2009 results included approximately $0.8 million of costs related to the impairment of certain equipment and $1.9 million related to a product liability claim, as well as severance charges of $0.6 million and $1.7 million in the second quarter and first half of 2009, respectively.  The improved volumes and operating results can be partially attributed to significant strength in defense applications and other high reliability markets.  Additionally, part of the sales growth this quarter was driven by demand for printed circuit materials in the wireless infrastructure market as heavier than anticipated orders occurred in North America, China and Europe.

Power Distribution Systems

Our Power Distribution Systems (PDS) operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and renewable energy applications.  This segment was previously included in our Custom Electrical Components reportable segment.   Sales in PDS increased modestly from $9.7 million in the second quarter of 2009 to $10.1 million in the second quarter of 2010, or 4.7%, while declining slightly on a year-to-date basis from $19.6 million in 2009 to $19.3 million in 2010.  From an operating results standpoint, profit declined from $1.2 million in the second quarter of 2009 to $0.1 million in the second quarter of 2010 and from $1.0 million to $0.2 million in the first half of 2009 to the first half of 2010.  2009 results included severance charges of $0.2 million in the second quarter and $0.7 million in the first six months of the year.  The increase in revenue in the second quarter of 2010 as compared to the comparable prior year period is due primarily to the increased demand in sustainable energy applications in Asia, partially offset by a flattening of sales in the mass transit market in Europe, which also contributed to the decline in profitability in the segment.  Demand for PDS products across almost all targeted markets in Asia continues to grow.

Development Stage

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Printed & Electronic Solutions
Net sales	$3.0	$2.5	$5.2	$5.7
Operating loss	-	(12.4)	(0.8)	(15.2)
Thermal Management Solutions
Net sales	0.2	-	0.4	-
Operating loss	(1.0)	(1.2)	(1.7)	(2.1)

As previously noted, we reorganized our segment structure in the second quarter of 2010 to better align our external reporting with management’s current internal view of the business.  This resulted in the creation of the Development Stage business category, which is comprised of our Printed and Electronic Solutions (PES) and Thermal Management Solutions (TMS) operating segments.  Both of these segments are considered Development Stage by management as they are both working to create new platforms and applications that we believe can be developed into successful, profitable businesses.

PES is currently working to develop new applications that are focused on the handheld and portable communications markets.  This segment, which we formerly called our Durel operating segment and was previously included in our Custom Electrical Components reportable segment, has undergone a significant shift in its business in the past few years, as it was previously focused on the sales of electroluminescent lamps and inverter drivers that were used primarily in portable communications and automotive markets.  The electroluminescent lamp business has effectively gone away, replaced with new technology, as the sales volumes achieved today are primarily a result of the remaining inverter business.

Our TMS business was formed at the end of 2007 and is focused on serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices and hybrid electric vehicles.  This venture recognized its first material sales in the second quarter of 2010, as it received its first significant order for its base plate products.

Management closely monitors the businesses in this segment to determine if continued investment in their technology platforms will ultimately yield positive returns and cash flows for the Company and its investors.  Ultimately, decision points will be reached as to whether to continue to invest in these initiatives to grow these businesses and eventually move them out of Development Stage into our more stable, core business platforms, or to no longer invest in them if we believe that future growth is not likely.

Other

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$10.8	$5.3	$16.9	$10.4
Operating income (loss)	0.9	(7.9)	1.4	(9.4)

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven materials products, as well as our polyimide laminate systems (PLS) distribution activities.  This segment formerly contained our thermal management solutions operating segment, which is now reported as part of our Development Stage businesses.  It also includes the results of our former joint venture, PLS, which became a wholly-owned subsidiary as of March 31, 2010.  PLS contributed approximately $5.1 million in sales to this segment in the second quarter and first half of 2010.    Net sales in this segment more than doubled from $5.3 million in the second quarter of 2009 to $10.8 million in the second quarter of 2010 and by over 60% from $10.4 million in the first half of 2009 to $16.9 million in the first half of 2010.  Operating results increased significantly from losses of $7.9 million and $9.4 million in the second quarter and first half of 2009, respectively, to profits of $0.9 million and $1.4 million, respectively, in the comparable periods in 2010.  2009 second quarter and year-to-date results included $8.0 million in asset impairment charges related to equipment and buildings, $0.4 million of incremental inventory reserves and severance charges of $0.1 million and $0.4 million for the respective three and six month periods.  These significant improvements are attributable primarily to the addition of PLS to the operating results of this segment, as well as the improved performance in our elastomer component and float products.

Liquidity, Capital Resources and Financial Position

We believe our strong balance sheet and our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the second quarter of 2010.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe over the next twelve months, internally generated funds plus available lines of credit and other sources of liquidity will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our lending facilities and relationships to ensure that they will support the future needs of our business.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$44,761	$58,137
Accounts receivable	61,993	46,179
Inventory	44,800	33,826

	Six Months Ended
	June 30, 2010	June 30, 2009
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$15,119	$(19,664)
Cash used in investing activities	(24,857)	(11,910)
Cash provided by financing activities	495	389

At June 30, 2010, cash, cash equivalents and short-term investments totaled $44.8 million as compared to $58.1 million at December 31, 2009, a decline of approximately 23%.  This decline was due primarily to the cash payment of $26.0 million made for the acquisition of SK Utis during the first quarter, which was financed entirely through internal funding as we did not utilize any of our credit facilities.  This decline was also partially offset by positive cash flow from operations and $8.1 million of dividends received from our joint ventures.

Significant changes in our balance sheet accounts from December 31, 2009 to June 30, 2010 are as follows:

o
Accounts receivable increased 34%, from $46.2 million at December 31, 2009 to $62.0 million at June 30, 2010 due to a combination of the increased sales in the first half of 2010 and the impact of SK Utis and PLS, which increased accounts receivable by $2.7 million and $1.7 million, respectively.

o
Inventories increased $11.0 million, or 32%, from $33.8 million at December 31, 2009 to $44.8 million at June 30, 2010 which is primarily attributable to the increased customer demand and resultant increase in sales volumes across segments that led to higher inventory levels to meet such anticipated future demand.  Inventory levels were also increased by $1.9 million and $1.7 million due to the impact of SK Utis and PLS, respectively.

o
Goodwill and other intangibles at June 30, 2010 increased $22.1 million from December 31, 2009, due primarily to the valuations of the amortizable intangible assets and goodwill created as a result of the purchase of SK Utis.

o
Accounts payable increased 41% to $13.1 million at June 30, 2010 from $9.3 million at December 31, 2009 primarily as a result of purchases related to the increased inventory levels in addition to the timing of payments.  Also, the acquisition of SK Utis contributed $1.3 million to this increase.

o
Accrued employee benefits and compensation increased $8.1 million, or 51%, to $24.2 million at June 30, 2010 from $16.1 million at December 31, 2009.  The increase is primarily due to the accrual of approximately $6.0 million related to incentive compensation programs for the 2010 performance year.

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

There were no borrowings pursuant to the Credit Agreement at June 30, 2010 and December 31, 2009, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  The Amendment modifies the definition of EBITDA contained in the Credit Agreement by adding back into earnings non-cash stock compensation charges and certain asset impairment charges, thereby relieving certain restraints on our ability to borrow.  We were in compliance with all covenants at June 30, 2010 and December 31, 2009.

At June 30, 2010, we had the following standby letter of credit (LOC) and guarantees that were backed by the Credit Facility:
●	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
●	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)
●	$0.3 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou)

No amounts were owed on the LOCs as of June 30, 2010 and December 31, 2009, respectively.

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

Auction Rate Securities

As of June 30, 2010, we held approximately $40.2 million of auction rate securities at par value as compared to approximately $43.5 million as of December 31, 2009.  Historically, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.

Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  As of the second quarter of 2010, we performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the second quarter of 2010 and a total impairment of $4.1 million overall on our current portfolio.  Included in this analysis was the downgrade of a security with a $4.5 million par value, from a rating of AAA to Baa1, which occurred subsequent to June 30, 2010.

The total fair value of the auction rate securities at June 30, 2010, was $36.0 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

The impairment described above, as of the second quarter of 2010, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings during the first half of 2010 was $0.1 million.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Currently, we believe that we have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contingencies

During the second quarter of 2010, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 12 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the second quarter of 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the second quarter of 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the second quarter of 2010.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2010.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On March 31, 2010, we acquired a 90% interest in SK Utis Co., Ltd, a high performance polyurethane foam business, which is located in South Korea, for $29.1 million.  Since this acquisition occurred in March 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired operations of SK Utis Co., Ltd, as permitted by Section 404 of the Sarbanes-Oxley Act and SEC rules for recently acquired businesses.

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

10.1
Form of Indemnification Agreement (Director Form) entered into on June 15, 2010 by the Registrant and each of Michael F. Barry and Peter C. Wallace as previously disclosed in the Registrant's Current Report on Form 8-K, filed on June 15, 2010*.

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

ROGERS CORPORATION
(Registrant)

/s/ Dennis M. Loughran	/s/ Ronald J. Pelletier
Dennis M. Loughran	Ronald J. Pelletier
Vice President, Finance and Chief Financial Officer	Corporate Controller and Principal Accounting Officer
Principal Financial Officer

Dated:  August 3, 2010