Form 10-Q
period 2010-09-30
ROGERS CORP
filed 2010-11-02
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	(Do not check if a smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the registrant's common stock as of October 22, 2010 was 15,825,852.

ROGERS CORPORATION
FORM 10-Q

September 30, 2010

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

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$101,331	$81,019	$281,876	$213,862
Cost of sales	64,496	56,422	177,447	158,293
Gross margin	36,835	24,597	104,429	55,569

Selling and administrative expenses	20,793	16,390	65,476	51,941
Research and development expenses	4,792	3,812	14,214	13,526
Restructuring and impairment charges	-	189	-	18,111
Operating income (loss)	11,250	4,206	24,739	(28,009)

Equity income in unconsolidated joint ventures	2,373	2,287	6,348	3,494
Other income (expense), net	(759)	212	1,051	(110)
Realized investment loss:
Increase (decrease) in fair value of investments	563	-	1,533	(5,301)
Less: Portion of gains in other comprehensive income	712	-	1,800	4,848
Net impairment loss	(149)	-	(267)	(453)
Interest income, net	70	81	174	368
Acquisition gain	-	-	-	2,908
Income (loss) before income taxes	12,785	6,786	32,045	(21,802)

Income tax expense	3,929	455	8,022	48,118

Net income (loss)	$8,856	$6,331	$24,023	$(69,920)

Net income (loss) per share:
Basic	$0.56	$0.40	$1.52	$(4.46)
Diluted	0.55	0.40	1.50	(4.46)

Shares used in computing:
Basic	15,816,131	15,712,724	15,790,161	15,674,898
Diluted	16,006,948	15,736,318	15,962,887	15,674,898

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)
	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$53,241	$57,738
Short-term investments	-	399
Accounts receivable, less allowance for doubtful accounts of $3,160 and $4,867	66,512	46,179
Accounts receivable from joint ventures	1,555	2,654
Accounts receivable, other	1,589	909
Taxes receivable	2,596	2,677
Inventories	46,642	33,826
Prepaid income taxes	2,290	1,949
Deferred income taxes	326	484
Asbestos-related insurance receivables	6,944	6,944
Assets held for sale	5,841	5,841
Other current assets	6,441	4,615
Total current assets	193,977	164,215

Property, plant and equipment, net of accumulated depreciation of $181,212 and $173,033	118,964	123,140
Investments in unconsolidated joint ventures	33,176	33,968
Deferred income taxes	6,653	8,227
Goodwill and other intangibles	32,555	10,340
Asbestos-related insurance receivables	20,466	20,466
Long-term marketable securities	34,190	37,908
Investments, other	5,000	5,000
Other long-term assets	4,339	4,214
Total assets	$449,320	$407,478

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,477	$9,308
Accrued employee benefits and compensation	27,446	16,081
Accrued income taxes payable	2,146	1,349
Asbestos-related liabilities	6,944	6,944
Other current liabilities	7,783	9,163
Total current liabilities	55,796	42,845

Pension liability	24,641	28,641
Retiree health care and life insurance benefits	8,053	8,053
Asbestos-related liabilities	20,587	20,587
Non-current income tax	7,540	8,299
Deferred income taxes	6,524	5,406
Other long-term liabilities	3,247	697

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,819,511 and 15,743,491 shares issued and outstanding	15,820	15,743
Additional paid-in capital	31,904	25,160
Retained earnings	284,496	260,473
Accumulated other comprehensive loss	(9,288)	(8,426)
Total shareholders' equity	322,932	292,950
Total liabilities and shareholders' equity	$449,320	$407,478

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Activities:
Net income (loss)	$24,023	$(69,920)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	11,934	13,567
Stock-based compensation expense	6,008	4,021
Deferred income taxes	2,728	48,006
Equity in undistributed income of unconsolidated joint ventures, net	(6,348)	(3,494)
Dividends received from unconsolidated joint ventures	7,184	2,669
Pension and postretirement benefits	4,471	5,008
Impairment charges	-	13,484
Gain on acquisition	-	(2,908)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(17,026)	(5,771)
Accounts receivable, joint ventures	(754)	459
Inventories	(9,583)	9,213
Pension contribution	(5,478)	(8,155)
Other current assets	(2,077)	(736)
Accounts payable and other accrued expenses	7,262	(18,697)
Other, net	(1,243)	(74)
Net cash provided by (used in) operating activities	21,101	(13,328)

Investing Activities:
Capital expenditures	(6,765)	(9,225)
Acquisition of business	(25,908)	(7,400)
Investment activity, other	-	(5,000)
Proceeds from short-term investments	5,650	5,050
Return of investment in unconsolidated joint ventures	919	-
Net cash used in investing activities	(26,104)	(16,575)

Financing Activities:
Proceeds from sale of capital stock, net	120	651
Proceeds from issuance of shares to employee stock purchase plan	687	672
Net cash provided by financing activities	807	1,323

Effect of exchange rate fluctuations on cash	(301)	716

Net decrease in cash and cash equivalents	(4,497)	(27,864)

Cash and cash equivalents at beginning of year	57,738	70,170

Cash and cash equivalents at end of quarter	$53,241	$42,306

Supplemental disclosure of noncash investing and financing activities
Deferred purchase price for acquisition of business	$2,910	$-

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

We changed the presentation of our external segment reporting structure as of the second quarter of 2010.  All prior periods have been recast accordingly for the new presentation. See Note 10 for further discussion regarding the new structure.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of September 30, 2010	Level 1		Level 2	Level 3
Auction rate securities	$34,190	$		$-	$34,190
Foreign currency option contracts	$1,549		$-	$1,549	$-

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

Through the end of the third quarter of 2010, approximately $16.7 million of auction rate securities in total have been redeemed at par value, including approximately $5.7 million in the first nine months of 2010.  As of September 30, 2010, the par value of our remaining auction rate securities was $37.8 million, which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the third quarter of 2010 and a total impairment of $3.6 million overall on our current portfolio.  Included in this analysis was the downgrade of a security with a $4.5 million par value, from a rating of AAA to Baa1 (Moody’s Investor Service), which occurred during the third quarter of 2010.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss and one amount representing an impairment due to all other factors.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive loss in the equity section of our condensed consolidated statements of financial position, as we do not have the intent to sell the impaired securities, nor do we believe that it is more likely than not that we will be required to sell these securities before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities that have been redeemed subsequent to September 30, 2010 at par value, which we classify as short-term investments.  The securities that we hold have maturities ranging from 21 to 37 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2009	$38,307
Redeemed at par	(5,650)
Reported in other comprehensive loss	1,800
Reported in earnings	(267)
Balance at September 30, 2010	$34,190

A roll-forward of credit losses recognized in earnings due to other-than-temporary impairment, pertaining to the auction rate securities held by us, is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2009	$364
Additional credit losses	338
Reduction in credit losses due to redemptions	(71)
Balance at September 30, 2010	$631

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

We are exposed to certain risks relating to our ongoing business operations.  The primary risk mitigated by using derivative instruments is foreign currency exchange rate risk.  Option contracts on various foreign currencies are entered into to mitigate the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies.

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

As of the close of the third quarter of 2010, we have entered into seven hedge programs.  Three of these programs are foreign currency cash flow hedges to protect against the reduction in value of forecasted cash flows resulting from U.S. dollar denominated sales in the fourth quarter of 2010 by our Belgian subsidiary, which uses the Euro as its functional currency. Our Belgian subsidiary hedges portions of its forecasted revenues denominated in U.S. dollars with option contracts.  If the dollar weakens against the Euro, the decrease in the present value of future foreign currency cash flows is offset by gains in the fair value of the options contracts, alternatively, if the dollar strengthens against the Euro, the increase in the present value of the future currency cash flows is offset by declines in the fair value of the options contracts.   We also entered into programs to hedge the foreign currency exposure on our condensed consolidated statements of financial position.  These remaining four programs, which do not qualify as cash flow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.  The net impact to the financial statements for contracts exercised or expired during the nine month period ended September 30, 2010 was a $1.3 million loss, and is located in Other income (expense), net on our condensed consolidated statements of operations.  These contracts which were exercised or expired were entered into to hedge against balance sheet exposures.  These balance sheet exposures had offsetting gains of $0.7 million due to the strengthening of the U.S. dollar in the nine month period ended September 30, 2010, which is located in Other income (expense), net on our condensed consolidated statements of operations.

Notional Values of Derivative Instruments (in thousands)
Euro	€ 4,800
U.S. Dollar	$ 11,150

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the nine-month period ended September 30, 2010		Fair Values of Derivative Instruments as of September 30, 2010
Foreign Exchange Option Contracts	Location of loss	Amount of gain (loss)	Other Assets

Contracts designated as hedging instruments	Other comprehensive income	$(96)	$3
Contracts not designated as hedging instruments	Other income, net	970	1,546

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

SK Utis, established in 2005, is a high-quality supplier of polyurethane foam material solutions for portable communications, entertainment, and industrial applications to leading Korean-based original equipment manufacturers (OEMs).  We believe that this acquisition will expand our presence as a polyurethane foam material solutions provider in several key markets that we have targeted for continued growth, including mobile internet devices, high definition television, and other markets requiring high reliability, high performance materials.  We also believe this acquisition will strengthen our relationships with some of the fastest growing makers of these products and extend our worldwide presence into the Korean marketplace.  We have integrated this business into our High Performance Foams operating segment.

The acquisition has been accounted for in accordance with applicable purchase accounting guidance.  The following table represents the fair market value assigned to the acquired assets and liabilities in the transaction.  The total fair value of net assets acquired is net of a $0.4 million working capital adjustment that was finalized in the third quarter of 2010.

(Dollars in thousands)

Assets:
Accounts receivable	$2,725
Inventory	1,890
Other current assets	685
Property, plant & equipment	1,978
Intangible assets	9,250
Goodwill	14,057
Total assets	30,585

Liabilities
Accounts payable	1,328
Other current liabilities	492
Total liabilities	1,820

Fair value of net assets acquired	$28,765

Total costs incurred related to the acquisition were approximately $0.9 million and are included in the Selling and administrative expense on the condensed consolidated statement of operations.

As of the date of the acquisition, we acquired 90% of the equity of SK Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of SK Utis in two years.  Therefore, we have consolidated 100% of the activities of SK Utis in accordance with applicable accounting guidance.  Operational results were included beginning in the second quarter of 2010.  The deferred purchase price at the date of purchase was recorded at its present value (approximately $2.9 million) and is classified as a long-term liability on our condensed consolidated statement of financial position.

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
$10,308

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  As a result, we recognized a gain of $2.9 million in the second quarter of 2009, which was recorded in our condensed consolidated statements of operations.

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Raw materials	$14,924	$8,992
Work-in-process	6,927	3,842
Finished goods	24,791	20,992
	$46,642	$33,826

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) for the periods ended September 30, 2010 and September 30, 2009 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net income (loss)	$8,856	$6,331	$24,023	$(69,920)
Foreign currency translation adjustments	8,904	3,132	(2,430)	3,050
Unrealized gain on marketable securities, net of tax	623	90	1,592	1,331
Unrealized gain (loss) on derivative instruments	232	144	(24)	(201)
Comprehensive income (loss)	$18,615	$9,697	$23,161	$(65,740)

The components of accumulated other comprehensive loss at September 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Foreign currency translation adjustments	$14,666	$17,096
Funded status of pension plans and other postretirement benefits, net of tax	(22,710)	(22,710)
Unrealized loss on marketable securities, net of tax	(1,078)	(2,670)
Unrealized loss on derivative instruments	(166)	(142)
Accumulated other comprehensive loss	$(9,288)	$(8,426)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator:
Net income (loss)	$8,856	$6,331	$24,023	$(69,920)
Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,816	15,713	15,790	15,675
Effect of dilutive stock options	191	23	173	-
Denominator for diluted earnings per share – Adjusted weighted-average shares and assumed conversions	16,007	15,736	15,963	15,675

Basic net income (loss) per share:	$0.56	$0.40	$1.52	$(4.46)
Diluted net income (loss) per share:	$0.55	$0.40	$1.50	$(4.46)

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and nine month periods ended September 30, 2010 and 2009 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Options granted	-	25,450	340,150	356,375
Weighted average exercise price	-	$20.01	$24.26	$23.59
Weighted-average grant date fair value	-	9.48	11.40	9.62
Assumptions:
Expected volatility	-	48.28%	45.41%	47.37%
Expected term (in years)	-	5.50	5.86	5.86
Risk-free interest rate	-	2.88%	3.12%	2.79%
Expected dividend yield	--	--	--	--

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

During the three and nine month period ended September 30, 2010 we recognized approximately $0.6 million and $3.4 million of stock option compensation expense, respectively, and for the three and nine month period ended September 30, 2009 we recognized approximately $0.6 million and $2.8 million, respectively, of stock option compensation expense.

A summary of the activity under our stock option plans as of September 30, 2010 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	2,708,317	$36.64	5.9	$3,072,843
Options granted	-	-
Options exercised	-	-
Options cancelled	(17,703)	39.15
Options outstanding at September 30, 2010	2,690,614	36.63	5.9	6,515,624
Options exercisable at September 30, 2010	1,735,696	41.78	4.4	1,235,247
Options vested or expected to vest at September 30, 2010 *	2,661,966	36.73	5.8	6,357,213

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2009	2,401,318	$38.40
Options granted	340,150	24.26
Options exercised	(4,250)	29.21
Options cancelled	(46,604)	38.17
Options outstanding at September 30, 2010	2,690,614

During the nine month period ended September 30, 2010, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was de minimis, and the total amount of cash received from the exercise of these options was $0.1 million.

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

We recognize compensation expense on these awards ratably over the vesting period, or on an accelerated basis, depending on the retirement eligibility of the recipient.  The fair value of the award will be determined based on the market value of the underlying stock price at the grant date.  The amount of compensation expense recognized over the vesting period will be based on our projections of the performance measure over the requisite service period and, ultimately, how that performance compares to the defined performance measure.  If, at any point during the vesting period, we conclude that the ultimate result of this measure will change from that originally projected, we will adjust the compensation expense accordingly and recognize the difference ratably over the remaining vesting period.

Restricted Share Awards
Non-vested awards outstanding at December 31, 2009	100,900
Awards granted	37,350
Awards issued	-
Awards expired	(20,500)
Non-vested awards outstanding at September 30, 2010	117,750

As of the first quarter of 2010, the restricted stock granted in 2007 has been forfeited, due to the performance target not being reached that was required for vesting of this grant.

For the three and nine month periods ended September 30, 2010 we recognized compensation expense of $0.9 million and $1.5 million, respectively, and for the three and nine month periods ended September 30, 2009 we recognized minimal income and compensation expense of $0.1 million, respectively.

Deferred Stock Units

We grant deferred stock units to non-management directors.  These awards are fully vested on the date of grant and the related shares are generally issued on the 13th month anniversary of the grant date unless the individual elects to defer the receipt of these shares.  Each deferred stock unit results in the issuance of one share of Rogers’ stock.  The grant of deferred stock units is typically done annually in the second quarter.

Deferred Stock Units
Awards outstanding at December 31, 2009	41,200
Awards granted	25,100
Awards issued	(36,050)
Awards outstanding at September 30, 2010	30,250

For each of the nine month periods ended September 30, 2010 and September 30 2009, we recognized compensation expense of $0.7 million.  There was no expense associated with these grants in the first and third quarter of either year.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended September 30, 2010 and September 30, 2009, respectively, and approximately $0.3 million of compensation expense associated with the nine month periods ended September 30 for 2010 and 2009, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended

Change in benefit obligation:	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Service cost	$878	$720	$2,672	$2,417	$158	$132	$496	$440
Interest cost	2,061	2,103	6,259	6,273	96	135	298	405
Expected return on plan assets	(2,499)	(2,121)	(7,221)	(6,243)	--	--	--	--
Amortization of prior service cost	152	128	450	390	(158)	(156)	(470)	(499)
Amortization of net loss	446	441	1,368	1,732	69	61	247	237
Curtailment Charge (credit)	--	--	--	114	--	--	--	(258)
Settlement Charge	147	--	372	--	--	--	--	--
Net periodic benefit cost	$1,185	$1,271	$3,900	$4,683	$165	$172	$571	$325

Employer Contributions

We made $4.0 million in voluntary contributions to our qualified defined benefit pension plans during the first nine months of 2010.  For the nine months ended September 30, 2009, our contributions were $8.0 million.

We made $1.5 million in contributions (benefit payments) to our non-qualified defined benefit pension plans in the first nine months of 2010.  We made approximately $0.2 million in contributions to our non-qualified defined benefit pension plan during the first nine months of 2009.

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

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Core Strategic
High Performance Foams
Net sales	$40,617	$33,813	$111,313	$76,415
Operating income	7,462	6,156	15,213	2,670

Printed Circuit Materials
Net sales	$37,414	$28,583	$105,567	$83,075
Operating income (loss)	3,196	1,528	9,795	(1,453)

Power Distribution Systems
Net sales	$10,359	$9,718	$29,637	$29,329
Operating income	1,310	726	1,469	1,693

Development Stage
Printed and Electronic Solutions
Net sales	$2,269	$2,354	$7,449	$8,078
Operating loss	(509)	(2,798)	(1,316)	(18,033)

Thermal Management Solutions
Net sales	$282	$36	$666	$49
Operating loss	(881)	(964)	(2,542)	(3,093)

Other
Net sales	$10,390	$6,515	$27,244	$16,916
Operating income (loss)	672	(442)	2,120	(9,793)

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 11 – Joint Ventures

As of September 30, 2010, we had three joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Rogers Chang Chun Technology Co., Ltd. (RCCT)	Taiwan	Printed Circuit Materials	December 31

Equity income of $2.4 million and $6.3 million for the three and nine month period ended September 30, 2010 and equity income of $2.3 million and $3.5 million for the three and nine month period ended September 30, 2009, respectively, is included in the condensed consolidated statements of operations.

On March 31, 2010, Rogers and Mitsui Chemicals, Inc., the 50% owners of the Polyimide Laminate Systems, LLC (PLS) joint venture, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS, which resulted in a $0.1 million charge recorded as of March 31, 2010.  The parties also agreed that, going forward, all the distribution activity that PLS had previously engaged in would be conducted through Rogers.  Therefore, beginning in the second quarter of 2010, these activities are reported on a gross basis as part of our consolidated results.  PLS also became an operating segment and is reported in the Other reportable segment.

During the third quarter of 2010, the major customer of PLS products notified us that it will not renew the current supply agreement when it expires in the fourth quarter.  The decision was made due to the customer’s products which utilize PLS products reaching end of life.  This is expected to result in sales of PLS products coming to an end during the fourth quarter.

Commission income from our PLS joint venture of $0.6 million for the nine month period ended September 30, 2010 and income of $0.6 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net sales	$28,013	$30,350	$81,429	$64,198
Gross profit	5,573	6,301	15,890	10,264
Net income	4,746	4,574	12,696	6,988

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

Note 12 – Goodwill and Intangible Assets

Intangible Assets

(Dollars in thousands)	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,322	$1,041	$281	$1,322	$1,025	$297
Technology	10,397	1,524	8,873	1,207	798	409
Covenant-not-to-compete	625	625	-	625	625	-
Total other intangible assets	$12,344	$3,190	$9,154	$3,154	$2,448	$706

Gross carrying amounts may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense for the nine months ended September 30, 2010 was approximately $0.7 million and was minimal for the same period in 2009.

On March 31, 2010, we acquired the assets of SK Utis, which included $9.3 million of intangible assets and $14.1 million of goodwill.  The intangibles assets are related to technology and are amortized using their estimated useful economic life over approximately 20 years.

On April 30, 2009, we completed the acquisition of certain assets of MTI Global Inc.’s silicones business.  Included in this acquisition was $0.7 million of intangible assets comprised of trademarks, patents and technology.  These assets are amortized on a straight line basis over 20 years.

Goodwill

The changes in the carrying amount of goodwill for the period ending September 30, 2010, by segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Distribution Systems	Printed and Electronic Solutions	Thermal Management Solutions	Other	Total
December 31, 2009	$7,410	$-	$--	$-	$-	$2,224	$9,634
Utis acquisition	14,057	-	-	-	-	-	14,057
Foreign currency translation adjustment	(290)	-	-	-	-	-	(290)
September 30, 2010	$21,177	$-	$-	$-	$-	$2,224	$23,401

Note 13 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Site

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of September 30, 2010, which approximates our share of the low end of the range.  We believe we are a de minimis participant and have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Environmental Protection (CT DEP) and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual soil contamination at the site, we had proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  During the third quarter of 2009, one of the additional wells tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  We have accrued a liability of $0.2 million as of the third quarter of 2010, which approximates our best estimate for additional remediation costs at this site.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.

In addition, during the first quarter of 2010, we discovered PCB contamination of the building at our Woodstock, Connecticut facility, due to it having contained the equipment that was the source of the original PCB soil contamination.  During the second quarter of 2010, it was concluded that remediation of the contamination within the facility will cost between $0.5 million and $1.5 million therefore, we recorded a liability of $0.5 million related to the building contamination, which represents the low end of the estimated range.  As of the third quarter of 2010, there have been no significant changes in the circumstances related to the exposure or to the liability that we have recorded.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 30, 2010, there were approximately 191 pending claims compared to approximately 167 pending claims at December 31, 2009.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 191 claims pending as of September 30, 2010, 62 claims do not specify the amount of damages sought, 126 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000 each; and two (2) claims each allege compensatory damages of $65,000,000 and punitive damages of $60,000,000.  These three (3) claims name between ten (10) and seventy-six (76) defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  Since the period referenced above, the number of asbestos-related suits filed against us has fluctuated insignificantly year to year, and continues to be in line with expectations.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the nine month period ended September 30, 2010, we were able to have 140 claims dismissed and settled 18 claims.  For the fiscal year ended December 31, 2009, 96 claims were dismissed and 22 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $4.9 million for the nine months ended September 30, 2010, compared to $5.7 million during the first nine months of 2009 and approximately $7.6 million for the full year 2009.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  In late 2004, Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, was engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement

On September 28, 2006, a cost sharing agreement was entered into amongst the Company and its primary level insurance carriers which provide asbestos related coverage. This agreement was primarily designed to facilitate the ongoing administration and payment of such claims by the carriers.  The four year agreement expired on September 28, 2010; however, the lack of an updated cost sharing agreement does not negate the contractual obligations of the carriers to provide asbestos related insurance coverage as set forth within their respective insurance policies.   Furthermore, since the expiration of the aforementioned agreement, the insurance companies have continued to honor the essential elements of the prior arrangement.  The administration and payment of asbestos claims by the carriers continues.  We are currently in negotiations with the carriers to finalize a new cost sharing agreement.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2009 and the estimated liability and estimated insurance recovery, for the five-year period through 2014, is $27.5 million and $27.4 million, respectively.  These amounts are currently reflected in our financial statements at September 30, 2010 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers, the continuing solvency of various insurance companies, the ability of insurance companies to pay amounts owed to us on a timely basis, as well as the numerous uncertainties surrounding asbestos litigation in the United States (including, but not limited to, uncertainties surrounding the litigation process from jurisdiction to jurisdiction as well as potential legislative changes), could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

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

Other Environmental and Legal Matters

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million and would most likely approximate the mid-point of this range.   We therefore recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which is required to continue for a minimum of four quarters up to a maximum of eight quarters and will continue at least to the end of 2010, at which point the CT DEP will evaluate the site and determine if any additional remediation work will be necessary, or if the site can be closed.  As of September 30, 2010, any future costs associated with this monitoring are expected to be minimal and will be expensed as incurred.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary level insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess level insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  At this time, we cannot determine the probability of recovery in this matter and, consequently, have not recorded this amount as a receivable.

•
In the second quarter of 2010, the CT DEP identified us as a potentially responsible party at a disposal site in Killingly, Connecticut.  We have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement.  Based on the facts and circumstances known to us at the present time, we are unable to estimate the probability or amount of any potential costs associated with this matter.  As such, no reserve has been established at this time.

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

Note 14 – Restructuring and Impairment Charges

During the first nine months of 2009, we recorded approximately $18.9 million in restructuring and impairment charges, which were comprised of the following:
•
$13.4 million in charges related to the impairment of certain long-lived assets in the following operating segments: Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($4.6 million), Printed Circuit Materials ($0.8 million), and Thermal Management Solutions ($0.3 million);

•	$4.7 million in severance related to a workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves in Printed and Electronic Solutions and Flexible Circuit Materials operating segments, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

•	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, which resulted in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, in 2009 we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

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

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

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

These charges were reported in our Other reportable segment.

•	Printed and Electronic Solutions

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

These charges were reported in our Printed and Electronic Solutions operating segment.

•	Printed Circuit Materials

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

These charges were reported in our Printed Circuit Materials operating segment.

•	Thermal Management Solutions

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

Severance

In the first half of 2009, we announced a cost reduction initiative that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $0.2 million and $4.7 million in severance charges in the third quarter and first nine months of 2009, respectively, and paid out approximately $1.1 million and $2.9 million related to the severance in the third quarter and first nine months of 2009, respectively.

A summary of the activity in the severance accrual for the first nine months of 2009 was as follows:

(Dollars in thousands)
Balance at December 31, 2008	$-
Provisions	4,675
Payments	(2,929)
Balance at September 30, 2009	$1,746

A summary of the activity in the severance accrual for the first nine months of 2010 was as follows:

(Dollars in thousands)
Balance at December 31, 2009	$1,088
Provisions	-
Payments	(1,075)
Balance at September 30, 2010	$13

These charges were included in 2009 in the “Restructuring and impairment” line item on our condensed consolidated statements of operations and are reported across all operating segments.

We did not record any restructuring or impairment charges in the first nine months of 2010.

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

Note 16 – Income Taxes

Our effective tax rate was 30.7% and 6.7%, respectively, for the three month periods ended September 30, 2010 and September 30, 2009, and 25.0% and (220.7%), respectively, for the nine month periods ended September 30, 2010 and September 30, 2009, as compared with the statutory rate of 35.0%.  In both the three and nine month periods ended September 30, 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.  In the three month period ended September 30, 2009, our tax rate also benefited from certain discrete rate items, and in the nine month period ended September 30, 2009 our tax rate was affected by the valuation allowance that was established.

In the three month period ended June 30, 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of September 30, 2010, we have concluded, based on this standard, that a valuation allowance is still appropriate against substantially all of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2010, we have approximately $0.7 million of accrued interest related to uncertain tax positions included in the $7.5 million of unrecognized tax benefits, $6.4 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction: U.S. Federal 2007 – 2009, various states 2005 – 2009, and foreign 2005 – 2009.

Note 17 – Subsequent Events

During October 2010, we sold our 50% interest in the RCCT joint venture to our joint venture partner, Chang Chun Plastics Co., Ltd., for $9.3 million.  The transaction closed on October 27, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Forward Looking Statements

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

Overview

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and sustainable energy.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEMs) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Our current focus is on worldwide markets that have an increasing percentage of materials being used to support growing high technology applications, wired and wireless infrastructure, mobile internet devices, satellite television receivers, mass transit, wind and solar energy applications, and hybrid electric and electric vehicles.  We continue to focus on business opportunities around the globe, particularly in the Asian marketplace, as evidenced by the continued investment in our facilities in Suzhou, China, which functions as our manufacturing base serving our customers in Asia.  Our goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

Segment Realignment

As previously disclosed in our second quarter 2010 Form 10-Q, we determined that, as a result of our formal long-term strategic planning process and the continuing evolution of the business environment in which we operate, a realignment of our segment structure was appropriate to better align our publicly presented information with recent changes in the manner in which we internally view and manage our business operations.  Our previous reporting structure was comprised of four reporting segments – Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.

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

2010 Third Quarter Executive Summary

In the third quarter of 2010, we achieved sales of $101.3 million, a 25.1% improvement from the recession-impacted sales level of $81.0 million in the third quarter of 2009.  On a year-to-date basis, sales improved by 31.8% from $213.9 million in 2009 to $281.9 million in 2010.  Earnings for the third quarter of 2010 improved to $0.55 per diluted share or 37.5% compared to the $0.40 per diluted share earned in 2009.  On a year to date basis, results improved from a loss of $4.46 per share in 2009 to earnings of $1.50 per diluted share in 2010. We also continue to experience improved sales and earnings on a sequential basis dating back to the third quarter of 2009, when we returned to profitability.

The results we achieved in the third quarter of 2010 were consistent with management’s expectations, as well as with the performance we have experienced throughout 2010.  Our results continue to be driven by improved performance across our core strategic operating segments, most notably HPF and PCM, where sales, gross margins, and operating results showed improvement on both a quarter over quarter and year over year basis.

Overall, we have seen an improvement in our businesses across many markets and regions as the global economy continues to recover, although slowly, from the recessionary period in the first half of 2009.  We are focused on the future growth of our business, whether organically, or through acquisitions, strategic partnerships, technology investments, or other means that fit our core business strengths as a specialty materials provider.  We are particularly focused on growth in three mega-trend markets: the internet, mass transit and sustainable energy.  We believe these markets hold tremendous opportunity for us.  From an internal perspective, the measures we took in 2009 to streamline our business, increase our operational efficiencies and control our costs are enabling us to gain greater leverage on incremental sales to drive more value to our shareholders.  We are continuing to closely monitor our costs, as well as our overall balance sheet position, which continues to remain very strong, as evidenced by our strong working capital position and our ability to generate positive cash flow from operations.  To date, we have been able to fund new business ventures with internally generated cash; however, if a future opportunity arose that we believe would benefit our Company and its shareholders, we would utilize various financing resources that would allow us to best meet our funding requirements.  We continue to be cautiously optimistic about our business going forward, as there still remains uncertainty in the current economic environment, although we believe that we are well positioned to take advantage of any opportunities to profitably grow our business for the future.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	36.4	30.4	37.0	26.0

Selling and administrative expenses	20.5	20.2	23.2	24.3
Research and development expenses	4.7	4.7	5.0	6.3
Restructuring and impairment charges	-	0.2	-	8.5
Operating income (loss)	11.1	5.3	8.8	(13.1)

Equity income in unconsolidated joint ventures	2.3	2.8	2.3	1.6
Other income (loss), net	(0.7)	0.2	0.4	(0.1)
Net impairment losses	(0.2)	-	(0.1)	(0.2)
Interest income, net	0.1	0.1	0.1	0.2
Acquisition gain	-	-	-	1.4
Income (loss) before income taxes	12.6	8.4	11.4	(10.2)

Income tax (benefit) expense	3.9	0.6	2.8	22.5

Net income (loss)	8.7%	7.8%	8.5%	(32.7)%

Net Sales

Net sales for the quarter ended September 30, 2010 were $101.3 million as compared to $81.0 million for the quarter ended September 30, 2009, an increase of 25.1%.  Net sales for the first nine months of 2010 were $281.8 million as compared to $213.9 million for the comparable prior year period, an increase of 31.8%. Sales in the third quarter of 2010 marked another sequential increase in our quarterly sales, which began in the third quarter of 2009 as we began to recover from the recession-driven low point of sales experienced in the first half of 2009.  Overall, the increase in sales was driven by our core strategic businesses, primarily by the performance of our HPF and PCM operating segments, as HPF achieved sales growth of 20.1% and 45.7% on a quarterly and year-to-date basis, respectively, while PCM achieved growth of 30.8% and 27.1% on a quarterly and year-to-date basis, respectively.  See “Segment Sales and Operations” below for further discussion on the segment performance.

Manufacturing Margins

Manufacturing margin as a percentage of sales increased from 30.4% in the third quarter of 2009 to 36.4% in the third quarter of 2010 and from 26.0% to 37.0% in the first nine months of 2009 versus the comparable period in 2010.  The improvements are attributable to several factors, particularly the overall increase in sales volume between the periods.  The majority of the sales volume increases were in our core strategic segments, which typically achieve stronger margins than our other businesses.  The margin increase was also impacted by our improved operating leverage, as we were able to increase our sales on a much lower operating cost structure due to the cost cutting initiatives that occurred in 2009.

Selling and Administrative Expenses

Selling and administrative expenses increased 26.9% from $16.4 million in the third quarter of 2009 to $20.8 million in the third quarter of 2010 and 26.1% from $51.9 million in the first nine months of 2009 to $65.5 million in the first nine months of 2010. As a percentage of sales, selling and administrative expenses were relatively consistent quarter over quarter at 20.5% in 2010 as compared to 20.2% in 2009 and down slightly on a year to date basis from 24.3% in 2009 to 23.2% in 2010.

The quarter over quarter increase in costs can be attributed primarily to approximately $4.0 million of incremental costs associated with various incentive compensation plans, including the annual bonus plan, equity compensation plans that include stock options and restricted stock, and sales commission programs, which all increased as a result of our strong performance to date and projected performance for the remainder of 2010.  The remaining increase in costs can be mainly attributable to increased spending resulting from the support of our higher sales levels achieved in 2010.

On a year to date basis, 2009 results included one-time costs of approximately $1.9 million of costs related to certain product liability claims in our PCM business, which we are evaluating for potential insurance recovery.  Excluding this amount, the year over year increase in expense is primarily attributable to approximately $12.0 million of incremental costs associated with various incentive compensation plans, including the annual bonus plan, equity compensations plans that include stock options and restricted stock, and sales commission programs, for reasons as described above.  The remaining increase in costs can be mainly attributable to increases in spending resulting from the support of our higher sales levels achieved in 2010.

Research and Development Expenses

Research and development (R&D) expense increased from $3.8 million to $4.8 million in the third quarter of 2010 as compared to the third quarter of 2009 and, on a year to date basis, from $13.5 million in 2009 to $14.2 million in 2010.  As a percentage of sales, research and development expenses were consistent quarter over quarter at 4.7%, but declined on a year-to-date basis from 6.3% in 2009 to 5.0% in 2010.

The fluctuations in spending are a result of the continued monitoring of our overall cost structure.  In 2009, R&D was impacted by our cost cutting initiatives similar to all of our other functions, and their costs have been closely managed as our sales have improved.  Our year to date spending is evidence of that, as R&D has maintained spending as a percentage of sales at a 5.0% level.  However, in the third quarter of 2010, spending levels increased while remaining flat as a percentage of sales.  This is due primarily to the timing of projects and the focus on product development and other initiatives to stimulate future growth.

We will continue to target a reinvestment percentage of approximately 6% of sales into R&D activities each year; however, we will continue to closely manage these costs as compared to our sales levels and future spending projections and believe that future spending as a percentage of sales could be maintained at levels slightly below 6%, depending on the rate of sales growth achieved going forward.  As a Company, we are focused and committed to continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  We believe that investment in technology and R&D initiatives are a fundamental strength of our Company.  They have been a key driver to our past success and will be a key aspect to our continued success in the future.

Restructuring and Impairment Charges

During the first nine months of 2009, we recorded approximately $18.9 million in restructuring and impairment charges, which were comprised of the following:
•
$13.4 million in charges related to the impairment of certain long-lived assets in the following operating segments: Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($4.6 million), Printed Circuit Materials ($0.8 million), and Thermal Management Solutions ($0.3 million);

•	$4.7 million in severance related to a workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves in Printed and Electronic Solutions and Flexible Circuit Materials operating segments, which is recorded in “Cost of sales” on our condensed consolidated statements of operations.

Asset Impairments

•	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, which resulted in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, in 2009 we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

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

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our condensed consolidated statements of operations.

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

These charges were reported in our Other reportable segment.

•	Printed and Electronic Solutions

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

These charges were reported in our Printed and Electronic Solutions operating segment.

•	Printed Circuit Materials

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

These charges were reported in our Printed Circuit Materials operating segment.

•	Thermal Management Solutions

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

Severance

In the first half of 2009, we announced a cost reduction initiative that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $0.2 million and $4.7 million in severance charges in the third quarter and first nine months of 2009, respectively, and paid out approximately $1.1 million and $2.9 million related to the severance in the third quarter and first nine months of 2009, respectively.

A summary of the activity in the severance accrual for the first nine months of 2009 was as follows:

(Dollars in thousands)
Balance at December 31, 2008	$-
Provisions	4,675
Payments	(2,929)
Balance at September 30, 2009	$1,746

A summary of the activity in the severance accrual for the first nine months of 2010 was as follows:

(Dollars in thousands)
Balance at December 31, 2009	$1,088
Provisions	-
Payments	(1,075)
Balance at September 30, 2010	$13

These charges were included in 2009 in the “Restructuring and impairment” line item on our condensed consolidated statements of operations and are reported across all operating segments.

We did not record any restructuring or impairment charges in the first nine months of 2010.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures remained relatively consistent quarter over quarter with $2.4 million of income in 2010 as compared to $2.3 million of income in 2009.  On a year to date basis, equity income increased significantly from $3.5 million in 2009 to $6.3 million in 2010.  The year over year improvement is primarily attributable to the strong performance of our foam joint ventures, Rogers INOAC Suzhou Corporation (RIS) in China and Rogers INOAC Corporation (RIC) in Japan, as business rebounded significantly from the recession driven declines and excess inventory levels experienced in 2009.  Our joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT), also contributed positively to the joint venture results in 2010.

Other Income (Expense), Net (including net other-than-temporary impairment)

Other income (expense) declined from income of $0.2 million in the third quarter of 2009 to an expense of $0.9 million in the third quarter of 2010; conversely, on a year to date basis, we experienced an increase from expense of $0.6 million in 2009 to income of $0.7 million in 2010.  The primary driver of both periods’ fluctuations was the impact from foreign exchange fluctuations, particularly the volatility of the U.S. dollar against the Euro in 2010. In 2009, the Euro appreciated against the dollar by approximately 4%, resulting in approximately $1.1 million of net expense, while in 2010 the U.S. dollar appreciated against the Euro by approximately 5%, resulting in net income of approximately $0.4 million.  Also impacting 2009 year to date results was the adoption of new accounting guidance that resulted in a cumulative expense of approximately $0.5 million related to the impairment in value of our auction rate securities (previous to the new rules, any impairment charges on these securities were recorded in equity).  In both 2010 and 2009, we had active currency hedging programs, which helped mitigate the impact of the currency fluctuations to the levels indicated above.

Income Taxes

Our effective tax rate was 30.7% and 6.7%, respectively, for the three month periods ended September 30, 2010 and September 30, 2009, and 25.0% and (220.7%), respectively for the nine month periods ended September 30, 2010 and September 30, 2009, as compared with the statutory rate of 35.0%.  In both the three and nine month periods ended September 30, 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.  In the three month period ended September 30, 2009, our tax rate also benefited from certain discrete rate items and in the nine month period ended September 30, 2009 our tax rate was affected by the valuation allowance that was established.

In the three month period ended June 30, 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of September 30, 2010, we have concluded, based on this standard, that a valuation allowance is still appropriate against substantially all of our U.S. deferred tax assets.

Segment Sales and Operations

Core Strategic

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
High Performance Foams
Net sales	$40.6	$33.8	$111.3	$76.4
Operating income (loss)	7.5	6.2	15.2	2.7
Printed Circuit Materials
Net sales	37.4	28.6	105.6	83.1
Operating income (loss)	3.2	1.5	9.8	(1.5)
Power Distribution Systems
Net sales	10.4	9.7	29.6	29.3
Operating income	1.3	0.7	1.5	1.7

High Performance Foams

Our High Performance Foams (HPF) operating segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment were $40.6 million and $111.3 million in the third quarter and first nine months of 2010, respectively.  This is an increase of 20.1% and 45.7% from the $33.8 million and $76.4 million in the third quarter and first nine months of 2009, respectively.  Operating results in this segment also improved significantly in 2010 as the segment achieved a 21.0% improvement quarter over quarter and a 460% improvement on a year to date basis. Year to date 2009 results included integration costs associated with the acquisition of MTI Global, Inc. of approximately $0.7 million and severance costs of approximately $1.7 million.  Year to date 2010 results included approximately $0.9 million of costs associated with the SK Utis, Inc. acquisition that was consummated in the second quarter of 2010.  These results were driven by strong demand for the segment’s materials across almost all product lines and geographic regions.  In particular, our industry-leading products for cushioning, sealing and protecting sensitive components in mobile internet devices were in high demand, especially for new devices with large touch screen displays.  Sales of products that meet stringent industry standards in the mass transit market, particularly seating and sealing applications, remained strong.  We also began shipping products designed into new Hybrid-Electric automobiles in the quarter.  While the revenue for high performance foams is typically higher in the third quarter, we believe sales late in the second quarter and early in the third quarter of 2010 were further augmented by a one-time inventory build by one very large cell phone OEM in preparation for a potential labor strike at a major electronic manufacturing services company, as well as our fabricators building additional inventory anticipating a continued increase in orders for the holiday period.

Printed Circuit Materials

Our Printed Circuit Materials (PCM) operating segment is comprised of our high frequency circuit material products.  Net sales in this segment increased by 30.8% to $37.4 million in the third quarter of 2010 from $28.6 million in the third quarter of 2009 and 27.1% to $105.6 million in the first nine months of 2010 from $83.1 million in the first nine months of 2009.  Operating results also improved significantly as the segment reported operating income of $3.2 million for the third quarter of 2010, which was more than double the $1.5 million achieved in the third quarter of 2009, and operating profit of $9.8 million in first nine months of 2010 as compared to a loss of $1.5 million in 2009.  Year to date 2009 results included certain one-time costs, including approximately $0.8 million of costs related to the impairment of certain equipment and $1.9 million related to a product liability claim, as well as severance charges of $1.7 million and certain inventory-related charges of $0.4 million.  The overall performance improvement from 2009 to 2010 was driven by continued strong demand for the segment’s materials into the wireless infrastructure market as the pace of 3G and 4G systems deployments around the world accelerated.  Defense applications and other markets requiring high reliability printed circuit materials also remained strong. During the past quarter we have seen an increase in the number of design wins for our printed circuit materials moving into commercial production.

Power Distribution Systems

Our Power Distribution Systems (PDS) operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and renewable energy applications.  This segment was previously included in our Custom Electrical Components reportable segment.   Sales in PDS increased by over 7% in the third quarter from $9.7 million in 2009 to $10.4 million in 2010 and, for the first nine months of the year, increased slightly from $29.3 million in 2009 to $29.6 million in 2010.  From an operating results standpoint, profit almost doubled quarter over quarter from $0.7 million in 2009 to $1.3 million in 2010 on a relatively modest sales increase, while declining slightly in the first nine months of the year from $1.7 million in 2009 to $1.5 million in 2010.  Year to date 2009 results included severance charges of approximately $0.7 million.  Year to date results were driven by the continued strength of sales into the mass transit market.  In the third quarter of 2010, demand for wind turbine applications in Asia recovered, leading to record sales into this market in the month of September.

Development Stage

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Printed and Electronic Solutions
Net sales	$2.3	$2.4	$7.4	$8.1
Operating loss	(0.5)	(2.8)	(1.3)	(18.0)
Thermal Management Solutions
Net sales	0.3	-	0.7	-
Operating loss	(0.9)	(1.0)	(2.5)	(3.1)

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

Our TMS business was formed at the end of 2007 and is focused on serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices and hybrid electric vehicles.  This venture recognized its first material sales in the second quarter of 2010, as it received its first significant order for its base plate products, and continues to focus on additional opportunities in the marketplace.

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

Other

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$10.4	$6.5	$27.3	$16.9
Operating income (loss)	0.7	(0.4)	2.1	(9.8)

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven materials products, as well as our polyimide laminate systems (PLS) distribution activities.  This segment formerly contained our thermal management solutions operating segment, which is now reported as part of our Development Stage businesses.  This segment includes the results of our former joint venture, PLS, which became a wholly-owned subsidiary as of March 31, 2010.  PLS contributed approximately $5.0 million in sales to this segment in the third quarter and $10.1 million in the first nine months of 2010.    Excluding the PLS contribution, net sales in this segment were down slightly on a quarter over quarter basis and essentially flat on a year to date basis, while operating results improved significantly on both a quarterly and year to date basis.  Included in the 2009 year to date operating results were approximately $8.1 million of one-time charges, including $7.6 million in asset impairment charges related to certain equipment and buildings and $0.5 million of severance and other miscellaneous charges.  The improvements in profitability are attributable primarily to the addition of PLS to the operating results of this segment, as well as the improved performance of our elastomer component and float products.  During the third quarter of 2010, the major customer of PLS products notified us that it will not renew the current supply agreement when it expires in the fourth quarter.  The decision was made due to the customer’s products which utilize PLS products reaching end of life.  This is expected to result in sales of PLS products coming to an end during the fourth quarter.

Liquidity, Capital Resources and Financial Position

We believe our strong balance sheet and our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our continued strong financial position at the end of the third quarter of 2010.  We have remained debt free since 2002 and continue to finance our operating needs through internally generated funds.  We believe over the next twelve months, internally generated funds plus available lines of credit and other sources of liquidity will be sufficient to meet the capital expenditures and ongoing financial needs of the business.  However, we continually review and evaluate the adequacy of our credit facilities and relationships to ensure that they will support the future needs of our business.

(Dollars in thousands)	September 30, 2010	December 31, 2009
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$53,241	$58,137
Accounts receivable	66,512	46,179
Inventory	46,642	33,826

	Nine Months Ended
	September 30, 2010	September 30, 2009
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$21,101	$(13,328)
Cash used in investing activities	(26,104)	(16,575)
Cash provided by financing activities	807	1,323

At September 30, 2010, cash, cash equivalents and short-term investments totaled $53.2 million as compared to $58.1 million at December 31, 2009, a decline of approximately 8.4%.  This decline was due primarily to the cash payment of $26.0 million made for the acquisition of SK Utis during the first quarter, which was financed entirely through internal funding as we did not utilize any of our credit facilities.  This decline was mostly offset by positive cash flow from operations and $8.1 million of dividends received from our joint ventures.

Significant changes in our balance sheet accounts from December 31, 2009 to September 30, 2010 are as follows:

o
Accounts receivable increased 44%, from $46.2 million at December 31, 2009 to $66.5 million at September 30, 2010 due to a combination of the increased sales in the first nine months of 2010 and the impact of SK Utis and PLS, which increased accounts receivable by $2.7 million and $1.7 million, respectively.

o
Inventories increased $12.8 million, or 37.9%, from $33.8 million at December 31, 2009 to $46.6 million at September 30, 2010 which is primarily attributable to the increased customer demand and resultant increase in sales volumes across segments that led to higher inventory levels to meet such demand.  Inventory levels were also increased by $1.9 million and $1.7 million due to the impact of SK Utis and PLS, respectively.

o
Goodwill and other intangibles at September 30, 2010 increased $22.2 million from December 31, 2009, due primarily to the valuations of the amortizable intangible assets and goodwill created as a result of the purchase of SK Utis.

o
Accounts payable increased 23.3% to $11.5 million at September 30, 2010 from $9.3 million at December 31, 2009 primarily as a result of purchases related to the increased inventory levels in addition to the timing of payments.  Also, the acquisition of SK Utis contributed $1.3 million to this increase.

o
Accrued employee benefits and compensation increased $11.4 million, or 70.7%, to $27.4 million at September 30, 2010 from $16.1 million at December 31, 2009.  The increase is primarily due to the accrual of approximately $8.6 million related to incentive compensation programs for the 2010 performance year.

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

There were no borrowings pursuant to the Credit Agreement at September 30, 2010 and December 31, 2009, respectively.  The Credit Agreement contains restrictive covenants primarily related to total indebtedness, interest expense, and capital expenditures.  We were in compliance with all covenants at September 30, 2010 and December 31, 2009.

At September 30, 2010, we had the following standby letter of credit (LOC) and guarantees that were backed by the Credit Facility:
•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)
•	$0.3 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou)

No amounts were owed on the LOCs as of September 30, 2010 and December 31, 2009, respectively.

While the world financial markets have grown more stable, the continued volatility in the credit markets has generally diminished liquidity and capital availability worldwide.  However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with available long-term financing, will be sufficient to fund operations, capital expenditures, and research and development efforts for at least the next twelve months.

Auction Rate Securities

As of September 30, 2010, we held approximately $37.8 million of auction rate securities at par value as compared to approximately $43.5 million as of December 31, 2009.  Historically, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.

Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  As of the third quarter of 2010, we performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the second quarter of 2010 and a total impairment of $3.6 million overall on our current portfolio.  Included in this analysis was the downgrade of a security with a $4.5 million par value, from a rating of AAA to Baa1, which occurred during the third quarter of 2010.

The total fair value of the auction rate securities at September 30, 2010, was $34.2 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

The impairment described above, as of the third quarter of 2010, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings during the first nine months of 2010 was $0.3 million.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

We have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and organic growth of the business absent these securities.

Contingencies

During the third quarter of 2010, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in our contractual obligations during the third quarter of 2010.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the third quarter of 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the third quarter of 2010.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2009 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2010.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 2, 2010