Form 10-K
period 2010-12-31
ROGERS CORP
filed 2011-02-18
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
 (Address of principal executive offices)
Registrant’s telephone number, including area code: (860) 774-9605

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 Par Value	New York Stock Exchange
Rights to Purchase Capital Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $439,914,040.  Rogers has no non-voting common equity.

The number of shares outstanding of common stock as of February 4, 2011 was 15,872,470.

Documents Incorporated by Reference:

Portions of Rogers’ Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, currently scheduled for May 12, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation.  We have adapted our products over the 178 years of our history to meet the changing needs of the various markets we have served and currently serve.  We initially manufactured specialty paperboard for use in early electrical applications, and today we predominantly supply a wide range of specialty materials and components for the portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense, and clean technology markets.

Our current focus is on worldwide markets that have an increasing percentage of materials used to support growing high technology applications, such as cellular base stations and antennas, handheld wireless devices, satellite television receivers, wind and solar energy applications, and hybrid, including electric, vehicles.  We continue to focus on business opportunities around the globe, as evidenced by our continued investment in and expansion of our manufacturing facilities in Suzhou, China, which function as the manufacturing base to serve our customers in Asia and our acquisition in the first quarter of 2011 of Curamik Electronics GmbH (Curamik) headquartered in Eschenbach, Germany.

As used herein, the “Company”, “Registrant”, “Rogers”, “we”, “our”, “us” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Segments & Products

In the second quarter of 2010, we concluded our annual long-term strategic planning process and, as a result of these efforts, as well as the continuing evolution of the business environment in which we operate, we determined that a realignment of our segment structure was appropriate to better align our publicly presented information with recent changes in the manner in which we internally view and manage our business operations.  Our previous reporting structure was comprised of four reporting segments – Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.

Our new segment structure is comprised of three major categories of businesses – Core Strategic, Development Stage, and Other.  Core Strategic is comprised of our three primary operating segments – High Performance Foams (HPF), Printed Circuit Materials (PCM), and Power Distribution Systems (PDS); Development Stage represents our new business development initiatives and contains two operating segments – Printed and Electronic Solutions (PES; formerly our Durel operating segment which was reported within the Custom Electrical Components reporting segment) and Thermal Management Solutions (TMS; formerly reported in the Other Polymer Products reporting segment); and Other contains our remaining operating segments - elastomer components, polyimide laminate systems and nonwoven composite materials - which are aggregated for reporting purposes.  We believe this structure more clearly presents our business operations, while aligning our external reporting presentation with how we currently manage and view our business internally.

Financial information by business segment and geographic area appears in Note 15 of the Consolidated Financial Statements on page 89 of this Form 10-K.  Our products are based on our core technologies in polymers, fillers, and adhesion.  Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under our valuable trade names.

Core Strategic

High Performance Foams

Our High Performance Foams operating segment includes polyurethane and silicone foam products.  These foams have characteristics that offer functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

High Performance Foams are sold to fabricators, distributors and original equipment manufacturers (OEMs) for applications in portable communications, consumer electronics, mass transit and other markets.  Trade names for our High Performance Foams include:  PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials;  and BISCO® silicone foams, solids, sponge and extrusion products for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame.

Our activities in the first quarter of 2010 highlighted our continued focus to grow the Company through our efforts in new business development as we acquired SK Utis Co., Ltd. (Utis), a high performance polyurethane foam business located in South Korea.  Utis, a former subsidiary of SK Chemicals Co. Ltd., was established in 2005 and has quickly grown into a high-quality supplier of polyurethane foam solutions for portable communications, entertainment, and industrial applications to leading Korean-based OEMs.  Utis has a solid presence in several key markets we have targeted for growth, including mobile internet devices and high definition televisions, among others.  This acquisition also allows us to extend our presence into the dynamic Korean marketplace.

In 2009, we acquired certain assets of MTI Global Inc.’s silicone foam business.  MTI Global Inc. had established a solid presence as a solutions provider in several key markets that we are targeting for future growth, including mass transit and other markets requiring high reliability, high performance materials.  We believe that the addition of the product lines from MTI Global Inc. will expand the opportunities for both our existing products, as well as the acquired products, through exposure to new markets and applications.  We also plan to leverage the acquired technologies to create even more innovative materials solutions.

We have two 50% owned joint ventures that extend and complement our worldwide business in High Performance Foams.  Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Nagoya, Japan to predominantly serve the Japanese market.  In 2004, we further extended our relationship with INOAC Corporation with the formation of another joint venture in Suzhou, China, Rogers INOAC Suzhou Corporation (RIS), which also manufactures polyurethane foam materials primarily for the Chinese market.

Printed Circuit Materials

Our Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications.  Our Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

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

Our 50% owned joint venture with Mitsui Chemicals, Inc. of Japan, Polyimide Laminate Systems, LLC (PLS), which had complemented our Printed Circuit Materials business, was dissolved on March 31, 2010.  It had been established in early 2000 to sell adhesiveless flexible circuit material products to Hutchinson Technology Incorporated (HTI).  HTI used these materials to make trace suspension assemblies in magneto resistive hard disk drives.  On March 31, 2010, Rogers and Mitsui Chemicals, Inc, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS.  The parties also agreed that, going forward, all the distribution activity that PLS previously engaged in would be conducted through Rogers.  Therefore, beginning in the second quarter of 2010, these activities were reported on a gross basis as part of our consolidated results.  At that time, PLS became an operating segment with its results reported in the Other reportable segment.  As of December 31, 2010, PLS had substantially completed its distribution activities and is in the process of ending its activities with HTI as its products reached end of life and are no longer demanded in the marketplace.

Power Distribution Systems

Our Power Distribution Systems operating segment is comprised of our busbar products, which are primarily used in power distribution system products in mass transit and renewable energy applications.  We manufacture power distribution components in Ghent, Belgium and Suzhou, China, under the RO-LINX® trade name.  We sell these RO-LINX® products to manufacturers of high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains) and clean technology applications (e.g. wind turbines, solar farms and electric vehicles). In the industrial applications area, our RO-LINX® products are utilized in a large variety of variable frequency drives for high to mid power applications.

Development Stage

Printed and Electronic Solutions

We manufacture DUREL® electroluminescent lamps (EL lamps) in Suzhou, China and we also design and sell inverters that power the EL lamps.  EL lamps and inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties that primarily serve the portable communication and automotive markets.

Thermal Management Solutions

Our thermal management business was formed in the fourth quarter of 2007 and is targeted at serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices.  This operating segment is still in its start-up phase and received its first material order in the second half of 2010.  Sales have not been material to our consolidated results to date.

Other

Our Other reportable segment includes elastomer components, polyimide laminate systems and nonwoven composite materials.

Elastomer components are sold to OEMs for applications in ground transportation, office equipment, consumer and other markets.  Trade names for our elastomer components include:  NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines.

Our nonwoven composite materials are manufactured for use in medical padding, industrial pre-filtration applications, and as consumable supplies in the lithographic printing industry.

In the fourth quarter of 2010, we sold our 50% interest in Rogers Chan Chung Technologies, Inc. (RCCT) to our partner, Chan Chung Plastics Co., Ltd, effectively ending our remaining interests in the flexible circuit materials market.

This segment no longer includes our Induflex operating segment, which was divested in the fourth quarter of 2008.

Recent Acquisitions

On December 31, 2010, we signed a sales and purchase agreement to acquire Curamik Electronics GmbH (Curamik).  The acquisition closed on January 4, 2011.  Curamik, founded in 1983, is a manufacturer of power electronic substrate products and is headquartered in Eschenbach, Germany.  We believe that Curamik is the worldwide leader for the development and production of direct copper bonded (DCB) ceramic substrate products used in the design of intelligent power management devices, such as Insulated Gate Bipolar Transistor (IGBT) modules.  These devices enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and hybrid electric vehicle drive systems.  Most of Curamik’s products are manufactured using state-of-the-art automated processes in its facility in Eschenbach.  Curamik’s sales are primarily in Europe, particularly in Germany.

As a result of this acquisition, our management team is reviewing our segment reporting structure and expects to make any necessary changes in the first quarter of 2011 in accordance with applicable accounting guidance.

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout the Americas, Europe and Asia.  Our products were sold to over 2,600 customers worldwide in 2010. Although the loss of all the sales made to any one of our larger customers would require a period of adjustment during which the business of a segment would be adversely affected, we believe that such adjustment could be made over a period of time due to the diversity of our customer base.  We also believe that our business relationships with the major customers within all of our key markets are favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.  However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the United States and in most foreign markets.  Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

Our Core Strategic operating segments – High Performance Foams, Printed Circuit Materials, and Power Distribution Systems – all participate in industries that are characterized by strong competition from around the globe.  The competition, which is comprised not only of those companies which make directly competing materials, but also those companies which make comparable and therefore potentially substitutable materials, is typically from substantially larger, multinational manufacturers that often have greater financial resources than we do, as well as smaller regional producers with lower overhead costs and profit requirements, particularly in Asia.

Our overall strategy as a Company, which is implemented at each of our Core Strategic operating segments, is to offer highly regarded, technologically advanced products that are price competitive and to link our product offerings with superior market knowledge and customer service.  Further, we believe that in order to provide outstanding customer support we must be geographically close to our customers in order to provide local service, support and distribution, which we address through our manufacturing facilities in the U.S., Europe and China, and our various sales offices around the globe.  We believe this serves to differentiate our products and services, and provides us a competitive advantage. We further believe that our relative position is dependent on our ability to maintain our technological advantage and the highest levels of design and customer service support; however, there is no assurance that we will be technologically competitive in the future, or that we will continue to develop new products that are technologically competitive.

In connection with our acquisition of Curamik in the first quarter of 2011, we analyzed Curamik's competitive environment, and we believe that Curamik is a global leader in its niche market.  Curamik is the only large non-Asian power electronic substrate manufacturer, and its competitors largely exist in the Japanese market.

The following discusses the competitive landscape in each of our Core Strategic business segments in greater detail.

High Performance Foams

Our High Performance Foams operating segment offers products that we believe are leaders in most of the segments it serves, including portable communications, consumer electronics and mass transit.  We have a strong presence worldwide, particularly in North America, Europe and Asia.  Our competition is comprised of companies from around the globe, including large multinational companies, as well as small regional companies, particularly in Asia.  In these areas, we typically compete on price, as well as quality and service, and we focus on protecting our intellectual property, particularly in regions where such laws are not as strictly enforced.  We also strive to continuously differentiate our product offerings, as commoditization of certain products is always a risk.

Printed Circuit Materials

Our Printed Circuit Materials operating segment offers products which we believe are leaders in most of the segments it serves, including communication infrastructure, consumer electronics, automotive and defense.  A key strategy in this segment is to continue to develop and produce laminate products that are technology leaders in the markets where they participate, particularly as the need for more advanced application use is demanded, such as in the wireless infrastructure where demand for data transmission capacities is continuously growing.  On a regional basis, this segment participates in North America, Europe and Asia.  It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies.  As with our other segments, this segment must compete on quality, price and service, and must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

Power Distribution Systems

Our Power Distribution Systems operating segment offers products that we believe are leaders in most markets it operates in, including mass transit.  We have a strong presence in both Asia and Europe, which are the two primary geographical areas for traction converter applications.  Our competition consists mainly of European companies, with some competition in the U.S., and a growing competitive presence in Asia.

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

While our patents provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the innovative skills, systems and process knowledge, and technological expertise of our personnel; the range and success of new products we develop; and our customer service and support.  It is our policy to defend our patents when we determine it is in our best interests and the best interests of our shareholders to do so.  We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business.

We do believe that our patents provide an important competitive advantage in many of our businesses; however, in general, no single patent or group of patents is in itself essential to our business as a whole or to any of our business segments.

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

Seasonality

In our opinion, there is no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for those products used in cellular telephones due to the annual new model launch timetable, which can vary slightly from year to year in terms of timing and impact.

Employees

As of December 31, 2010, we employed approximately 1,940 employees.  The Curamik acquisition has added approximately 500 employees as of January 4, 2011.

Backlog

Our backlog of firm orders was $38.7 million at December 31, 2010, as compared to $29.2 million at December 31, 2009.  The increase at the end of 2010 was primarily related to the increase in sales in the Printed Circuit Materials and Power Distribution Systems operating segments. Backlog for printed circuit board laminate products for high frequency, high performance applications in the communications market increased by approximately $5.4 million at year-end 2010 as compared to year-end 2009.  Additionally, the backlog related to products for manufacturers of high power electrical inverter and converter systems for use in mass transit and clean technology applications increased by approximately $2.9 million at year-end 2010 as compared to year-end 2009.

Executive Officers

Our executive officers as of February 18, 2011 are as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2006-2010

Robert D. Wachob	63	President and Chief Executive Officer (CEO)	2004

Michael D. Bessette	57	Vice President, Advanced Circuit Materials	2008	Vice President, Durel Division from January 2004 to July 2008

Michael L. Cooper	58	Vice President, Logistics	2009	Vice President, Rogers Asia from May 2004 to July 2009

Robert C. Daigle	47	Senior Vice President and Chief Technology Officer	2009	Vice President, Research and Development and Chief Technology Officer from October 2003 to June 2009

Debra J. Granger	51	Vice President, Corporate Compliance and Controls	2007	Director, Corporate Compliance and Controls of the Company from March 2003 to February 2007

Jeffrey M. Grudzien	48	Vice President, Sales and Marketing	2007	Director of Asia Sales from January 2007 to September 2007; Director of Marketing from January 2005 to January 2007

Peter G. Kaczmarek	52	Senior Vice President	2009	Vice President, High Performance Foams and Information Technology from February 2007 to June 2009; Vice President, High Performance Foams Division from August 2001 to February 2007

Dennis M. Loughran	53	Vice President, Finance and Chief Financial Officer, Principal Financial Officer	2006	Vice President, Finance and Supply Chain, Alcoa Consumer Products from June 2000 to January 2006

Terrence W. Mahoney	63	Vice President and General Counsel	2009	Counsel, McDermott Will & Emery from July 2008 to July 2009; Partner, Dewey & LeBoeuf LLP from November 2001 to July 2008

Paul B. Middleton	43	Director of Finance – Treasury Operations, New Business Development and Corporate Treasurer	2010
Treasurer from July 2009 to April 2010; Principal Accounting Officer from August 2007 to July 2009; Corporate Controller from February 2006 to August 2007; Acting Chief Financial Officer and Corporate Controller from March 2005 to February 2006

Ronald J. Pelletier	37	Corporate Controller and Principal Accounting Officer	2009	Corporate Controller from September 2008 to July 2009; Manager Financial Reporting from January 2004 to September 2008

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2006-2010

Michael N. Sehnert	47	Vice President, Rogers Asia	2009	General Manager, Elastomer Components Division from January 2006 to July 2009; General Manager, Floats from March 2005 to January 2006

Roland Schmider	53	Vice President, Curamik	2011
CEO, Electrovac AG/Curamik Holding GmbH, Austria, from April 2009 to December 2010; Deputy CEO, from January 2009 to March 2009; Integration Manager and Chief Operating Officer, Primion Technology AG, Germany, from November 2005 to April 2008

Robert M. Soffer	63	Vice President and Secretary	2007	Vice President, Secretary and Treasurer from March 2005 to August 2007

Luc Van Eenaeme	52	Vice President, Rogers Europe	2004

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

We also make available on our website, in a printable format, the charters for a number of our various Board of Director committees, including the Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to our Corporate Governance Guidelines, Bylaws, Code of Business Conduct and Ethics, Related Party Transactions Policy and Compensation Recovery Policy.  Our website is not incorporated into or a part of this Form 10-K.

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

The global credit and financial markets, although somewhat stabilized, could experience renewed disruption, which could materially and adversely affect our business and results of operations.

While there are signs that conditions in the global credit and financial markets have improved to some extent, there can be no assurances that this trend will continue, or that there will not be future deterioration in credit and financial markets and in confidence in overall economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  Adverse global economic conditions in our markets will likely negatively impact our business, which could result in the following conditions, among others:

●	Reduced demand for our products;
●	Increased price competition for our products;
●	Increased credit or other financial difficulties at our suppliers that could result in delays in their ability to supply us with necessary raw materials, components or finished products;
●	Increased risk of excess and obsolete inventories;
●	Increased risk of the collectability of cash from our customers;
●	Increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable; and
●	Higher operating costs as a percentage of revenues.

Renewed volatility in the global credit and financial markets could also have a significant impact on our ability to generate returns on our investment portfolio, our ability to obtain financing, and consequently, our ability to further diversify our business through strategic acquisitions or other alliances (an important component of our long-term growth strategy), and our ability to obtain and hold insurance, among other things.  As our investments and certain other assets are impacted by market conditions, such as factors that affect interest rates and the underlying liquidity of the related investment banks through which we hold investments, any volatility in our or their ability to liquidate our investments could negatively affect our financial position.

Our future revenue, gross margins, operating results and net income are difficult to predict and may materially fluctuate.

Our future revenue, gross margins, operating results and net income are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the U.S. and international markets;
•	changes in customer demand for our products and for end products that incorporate our materials;
•	loss of or significant declines in sales to key customers;
•	the timing of new product announcements or introductions by us, our customers, or our competitors;
•	competitive pricing pressures;
•	fluctuations in manufacturing yields, adequate availability of copper and other raw materials, and manufacturing, assembly and test capacity;
•	significant declines in backlog;
•	the timing, delay or cancellation of significant customer orders and our ability to manage inventory;
•	changes in geographic, product, or customer mix;
•	our ability to utilize our manufacturing facilities at efficient levels;
•	potential significant litigation-related costs;
•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;
•	the costs related to compliance with increasing worldwide regulations;
•	changes in our effective tax rates in the U.S., China or worldwide; and
•	the effects of public health emergencies, natural disasters, security risks, terrorist activities, international conflicts and other events beyond our control.

In addition, the consumer electronics and communications industries historically have been characterized by wide fluctuations in product supply and demand. From time to time, these industries have experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions.  These downturns have been characterized by diminished product demand, production over-capacity and accelerated price erosion.  Our business is also subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in our inventory will not be rendered obsolete before we ship them.  As a result of this and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis.  In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

Our future success depends upon our ability to continue to innovate, improve our products, develop and market new products, and identify and enter new markets.

Our future success depends in part upon our ability to continue to develop new products and improve our product and process technologies. Our success in these efforts will be determined by our ability to anticipate market requirements in our product development efforts, and the acceptance and continued commercial success of the end user’s products.  Additionally, our success depends upon our ability to adapt to technological changes and to support established and emerging industry standards.

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

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

Our success depends, in part, on our ability to protect our intellectual property.  We primarily rely on patents, copyrights, and trademarks, as well as nondisclosure agreements and other methods to protect our proprietary technologies and processes.  Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors and other unauthorized third parties may obtain, copy, use or disclose our technologies, products, and processes.  Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary technology.

There can be no assurances that the claims allowed in our issued patents will be sufficiently broad to protect our technology.  In addition, any of our existing or future patents may be challenged, invalidated or circumvented.  As such, any rights under these patents may not provide us with meaningful protection.  If our patents do not adequately protect our technology, our competitors may be able to offer products similar to ours.  Our competitors may also be able to develop similar technology independently or design around our patents.

We try to control access to and distribution of our technologies, documentation and other proprietary information.  Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products or technology without authorization.  Also, former employees may seek employment with our business partners, customers or competitors, and there can be no assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment.

We are exposed to business, economic, political, legal and other risks through our significant worldwide operations.

We have significant operations in foreign countries, particularly in China and Europe, which exposes us to business, political or economic changes that could negatively impact our future sales, expenses and financial condition.  For fiscal 2010, sales of our products to foreign customers accounted for approximately 71% of our net sales. As of December 31, 2010, we employed approximately 1,100 employees overseas and increased that number to approximately 1,600 in early January 2011 through the acquisition of Curamik.

Although we engage in hedging transactions to help reduce our exposure to currency exchange rate fluctuations, there can be no assurance that our competitive position will not be adversely affected by changes in the exchange rate of the U.S. dollar against other currencies.  Potential interest rate increases, as well as high energy and other consumer costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products and the products our materials are in.

While a substantial portion of our cash is generated outside the U.S., we require a substantial amount of cash in the U.S. for operating requirements, acquisitions, and debt and interest payments, among other things.  If we are unable to address our U.S. cash requirements through operations, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

We are also subject to the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the U.S. and its allies.  Other business risks associated with international operations include, but are not limited to, increased managerial complexities, air transportation disruptions, expropriation, currency controls, currency exchange rate fluctuations, additional costs related to foreign taxes, tariffs and freight rate increases, exposure to different business practices and legal standards particularly with respect to price protection, intellectual property and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, difficulties in staffing and managing worldwide operations, longer account receivable cycles and collections, and unexpected changes in regulatory requirements.

We expect to continue to expand our business and operations in China.  Our success in the Chinese and Asian markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, and intellectual property rights and enforcement of those rights.  Enforcement of existing laws or agreements may be inconsistent, as there exists a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.  In addition, changes in the political environment, governmental policies or U.S. and China relations could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations, all of which could have an adverse effect on our business plans and operation results.

Availability of and changes in the costs and quality of certain key raw materials could negatively impact our profit margins and our ability to produce products in a timely manner to required specifications.

We use certain key raw materials in our manufacturing processes, including, but not limited to, copper and certain types of resins, that could be subject to price volatility due to availability, demand and global monetary policies.  In addition, these materials are often sourced from single or limited sources that expose us to price increases that further expose us to the risk of not being able to procure enough material to meet our customer demands as well as, inconsistent material quality.  Any inability to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse affect on our operating results.

If we do not retain our key personnel, our ability to execute our business strategy could be adversely affected.

Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers.  The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results.  In addition, there could be a material adverse effect on our operating results if the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract and retain qualified personnel.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products, or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities.  Accordingly, our future performance will be impacted by our ability to identify appropriate businesses and technologies to acquire, as well as effectively and efficiently integrating such acquisitions into Rogers.  We may not succeed in such endeavors for a variety of reasons, including, but not limited to, the inability to identify businesses that have the technology or resources we need and, if we find such businesses, the possibility that we may not be able to purchase or license the technology or resources on commercially favorable terms or at all.

Early in 2011, we purchased Curamik, an acquisition that required a significant level of investment, including the borrowing of long-term debt through the use of our credit facility for the first time.  This acquisition may not be accretive to our business and perform to our expectations going forward.  There are the general risks relating to all acquisitions, such as the risk that Curamik will not be integrated successfully into the Company, and the risk that revenue opportunities, cost savings and other anticipated synergies will not be fully realized.  In addition, there are more particular risks relating to Curamik itself, including the following: (i) a decline in sales to certain key customers; (ii) the cyclical nature of the semiconductor industry and the impact of that on sales and profits; (iii) the strict nature of labor laws in Germany and the impact on our ability to manage costs and react to downturns in the market; and (iv) increased exposure to significant fluctuations in raw material and commodity costs, particularly copper, which is a key component in the manufacturing process.

We also continually review our current business and product portfolio to attempt to maximize our business performance.  We may in the future deem it appropriate to pursue the divestiture of product lines or businesses as conditions dictate.  These strategic decisions could have a potential negative impact on our business.

We are involved with certain litigation and disputes and may become involved in future litigation or other disputes all of which could give rise to potential contingencies, such as environmental issues or product liability and warranty claims, that could be costly to bring or defend and could result in a significant negative impact to our business.

We are subject to a variety of claims and lawsuits arising out of the conduct of our business which could ultimately have a material adverse impact on our business, including our results of operations, financial condition and cash flows.  Such claims could result from environmental issues, product liability claims and general commercial litigation, among others.

Our products are typically highly specialized, proprietary-type materials that that must meet very stringent performance requirements by our customers.  We invest significant resources in the testing of our products and work closely with our customers in integrating our materials into their products and meeting their product specifications.  However, if any of our materials or products contain defects, or cause performance issues in our customers’ products, we may be required to incur additional development and remediation costs.

We are also subject to a variety of environmental issues, particularly considering the age of our business and the range of geographic areas and manufacturing processes we have been involved with over the course of time.  We are currently engaged in proceedings involving a waste disposal superfund site, as a participant in a group of potentially responsible parties (PRPs), as well as the remediation of certain polychlorinated biphenyl (PCB) contamination at our Woodstock, CT manufacturing facility.  Our estimation of the environmental liability is based on an evaluation of currently available information with respect to the situation, including existing technology, presently enacted laws and regulations, and our past experience in addressing environmental matters.  Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRPs, and our share of the contributions of alleged waste to the site, which we believe is de minimis.  In addition, we believe we have sufficient insurance to cover all material costs of this claim.  However, there can be no assurances that our estimates will not be disputed or that any ultimate liability concerning this site will not have a material adverse effect on us.

We are also involved in certain asbestos-related product liability litigation.  The level of such litigation has escalated in certain U.S. states in recent years and involves hundreds of companies that have been named as defendants.  At December 31, 2010, there were approximately 195 claims pending against us.  We expect that additional claims will be brought against us in the future.  Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We believe we have sufficient insurance to cover all material costs of these claims and that we have valid defenses to these claims and intend to defend ourselves vigorously in these matters.  However, there can be no assurances that the ultimate resolution of these matters will be consistent with our expectations and will not have a material adverse effect on us.  For further information, see Note 14 in Item 8 Financial Statements and Supplementary Data of this Form 10-K.

We are subject to increasingly strict environmental regulations, which could increase our expense and affect our operating results.

Our business is subject to increasingly strict environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, gases and other substances used or produced in our various manufacturing processes.  Public attention to environmental controls has continued to increase and changes in environmental regulations may require us to invest in potentially costly pollution control equipment or alter the way our products are made.  In addition, we use hazardous and regulated materials that subject us to risks for strict liability for damages caused by accidental releases, regardless of fault.  Any failure to control such materials adequately or to comply with regulatory restrictions or contractual obligations could increase our expenses and adversely affect our operating results.

New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations.  In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in additional costs for us.  Greenhouse gas legislation has been introduced in the U.S. legislature and we expect increased worldwide regulatory activity in the future.  The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and results of operations.

Our current reserve levels may not be adequate to cover potential exposures.

We establish reserves to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and various liabilities.  However, these reserves may not be adequate to cover future impairments or losses.  These reserves are subject to analysis and adjustment on a regular basis and are based on management’s best estimates based on the facts and circumstances known at the time. Such reserves are subject to many uncertainties, including the assumptions used to value certain assets, forward looking forecasted financial information, bankruptcy or financial problems at key customers, among others.  In the case of litigation matters for which reserves have not been established because the loss is not deemed probable, facts and circumstances could change related to such matters which would result in such matters being decided against us and require the payment of damages or other expenditures in amounts that are not presently estimable.  The effects on our financial results of many of these factors depend in some cases on our ability to obtain insurance covering potential losses.

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding line of credit.

In the first quarter of 2011, we borrowed approximately $145 million against our existing line of credit to finance our strategic acquisition of Curamik.  Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control.  If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things, seek additional financing in the debt or equity markets; refinance or restructure all or a portion of our indebtedness; sell selected assets; reduce or delay planned capital expenditures; reduce or delay planned operating expenditures; or redeem our auction rate securities at a level below their par value.  Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results.  In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

Restrictions in our credit facility may limit our activities.

Our current credit facility imposes, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including undertaking certain transactions, creating certain credit lines on our assets and incurring certain subsidiary indebtedness.  Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, such as foreign exchange rates interest rates, changes in technology and changes in the level of competition.  In addition, our credit facility requires us to maintain compliance with specified financial ratios.  If we breach any of the covenants under our credit facility and we do not obtain appropriate waivers, our operations may be negatively impacted by the consequences of such breaches, including the declaration of any outstanding indebtedness to be immediately due and payable.

Changes in tax rates and exposure to additional income tax liabilities.

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions.  Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, increases in tax rates, changes in the valuation of deferred tax assets and liabilities, or in tax laws, each of which could adversely affect our profitability.  In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income.  In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could adversely affect profitability.

The requirements to evaluate goodwill and non-amortizable assets for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

We are required to perform an impairment review of both goodwill and non-amortizable intangible assets on an annual basis, or when facts and circumstances around such assets change that indicate the potential for an impairment to have occurred.  In 2010, we did not experience impairment of our goodwill, non-amortizable intangible assets, or other investment amounts; however there can be no assurances that future impairments will not occur.

Our stock price may be volatile.

The market price of our common stock has fluctuated widely from the beginning of fiscal year 2008 through the end of fiscal year 2010, with our stock price experiencing a high of $45.59 per share and a low of $14.60 per share during that time period. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include, but are not limited to, the following:

•	changes in the long-term outlook for our Company in the markets we serve;
•	variations in operating results from quarter to quarter;
•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;
•	changes in the market value of publicly traded customers or suppliers, which could decrease their demand for our products;
•	market conditions in the industries and markets in which we participate;
•	general economic conditions;
•	political changes, hostilities or natural disasters such as hurricanes and floods; and
•	low trading volume of our common stock.

In addition, the New York Stock Exchange has recently experienced significant price and volume fluctuations and continued market fluctuations could adversely affect the market price of our stock.

We may not be able to redeem our existing auction rate security portfolio in the near term, thereby impacting our cash available to support our business activities.

No active market currently exists for the auction rate securities (ARS) we hold and, as a result, we may not be able to liquidate them at the current valuation prior to final maturity. We have written down the cost basis of these securities to their estimated fair value and determined that the decline in fair value is considered other-than-temporary, with the portion of the impairment related to credit loss being recognized in earnings and the remainder of the decline recorded in other comprehensive income, per the relevant accounting guidance.  Additional valuation allowances may have to be taken in the future under certain scenarios based on market conditions at such time.

We currently hold $37.6 million of par value ARS. The estimated fair value of these securities at December 31, 2010, was $33.8 million and they are rated as investment grade securities. The contractual maturities of these securities range from 21 to 36 years and are comprised predominately of student loan and municipal securities.  Prior to the first quarter of 2008, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, approximately every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par.  In the first quarter of 2008, the markets in which these securities traded became illiquid, causing the change in how to obtain their fair value.

We have the intent and ability to hold these securities for an extended period of time and continue to receive interest income when due, albeit at levels which are currently minimal.  Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will liquidate or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. It is also possible that a secondary market for auction rate securities may emerge in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of these securities, we may have to recognize other-than-temporary impairment charges, which would adversely impact our financial position and results of operations.

Our business could be negatively affected by unanticipated events that are beyond our control.

Our business and operating results may be affected by certain events that we cannot anticipate and that are beyond our control, such as natural disasters and national emergencies, which could disrupt production at our facilities and cause delayed deliveries, cancelled orders and possibly loss of market share.  From time to time, we purchase certain raw materials from single or limited sources, and, even if our facilities are not directly affected by such events, we could be affected by interruptions of production at our suppliers.  In addition, our customers could be affected by certain events, which could decrease demand for our products.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

On December 31, 2010, we operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia.  The following table provides certain information about our principal general offices and manufacturing facilities:

Location	Floor Space (Square Feet)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Windham, Connecticut	88,000	Formerly Manufacturing	Owned
Richmond, Virginia	36,000	Manufacturing	Owned

Belgium
Ghent, Belgium	114,000	Manufacturing	Owned
Evergem, Belgium	77,000	Manufacturing	Owned

Germany
Bremen, Germany	68,000	Manufacturing / Administrative Offices	Leased through 10/18

Asia
Suzhou, China	324,000	Manufacturing	Owned
Suzhou, China	170,000	Manufacturing / Administrative Offices	Owned
Suzhou, China	130,000	Manufacturing	Owned
Suzhou, China	92,000	Manufacturing	Owned
Ansan, Korea	40,000	Manufacturing	Leased through 10/13
Suzhou, China	30,000	Manufacturing	Owned
Suzhou, China	27,000	Manufacturing	Leased through 1/11
Suzhou, China	27,000	Manufacturing	Leased through 1/11
Tokyo, Japan	2,000	Sales Office	Leased through 2/12
Wanchai, Hong Kong	1,000	Sales Office	Leased through 6/11
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/12
Hwasung City, Korea	1,000	Sales Office	Leased through 8/11
Singapore	1,000	Sales Office	Leased through 10/12
Shanghai, China	1,000	Sales Office	Leased through 7/11
Shenzhen, China	1,000	Sales Office	Leased through 5/12
Beijing, China	1,000	Sales Office	Leased through 11/12

Early in 2011, we acquired Curamik.  The properties that Curamik held, and that we now lease, are as follows:

Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Leased through 6/21
Dallas, Texas	2,000	Sales Office	Leased through 11/13
Tokyo, Japan	1,900	Sales Office	Leased through 4/12
Tokyo, Japan	280	Sales Office	Leased through 3/11

Item 3.  Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of December 31, 2010, which approximates our share of the low end of the range.  We believe we are a de minimis participant and have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Environmental Protection (CT DEP) and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual soil contamination at the site, we had proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  During the third quarter of 2009, one of the additional wells tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  During 2010, the additional wells tested positive for contamination and therefore a pump and treat system was installed to alleviate further contamination of the ground water.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.

In addition, during the first quarter of 2010, we discovered PCB contamination in the building at our Woodstock, Connecticut facility, as a result of it containing the equipment that was the source of the original PCB soil contamination.  During the second quarter of 2010, it was concluded that remediation of the contamination within the facility will cost between $0.5 million and $1.5 million; therefore, we recorded a liability of $0.5 million related to the building contamination, which represents the low end of the estimated range.

We believe that these situations will continue for several more years and no time frame for completion can be estimated at the present time.

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

We did not mine, mill, manufacture or market asbestos; rather we made a limited number of products which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2010, there were approximately 194 pending claims compared to approximately 167 pending claims at December 31, 2009.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 194 claims pending as of December 31, 2010, 59 claims do not specify the amount of damages sought, 132 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000 each; one (1) claim alleges compensatory damages of $65,000,000 and punitive damages of $60,000,000 and one (1) claim alleges compensatory and punitive damages of $1,000,000 each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the year ended December 31, 2010, we were able to have 163 claims dismissed and settled 20 claims.  For the year ended December 31, 2009, 96 claims were dismissed and 22 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $5.5 million for 2010, compared to $7.6 million for the full year 2009.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the limited amount and variability of our claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement

To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims.  There is a new cost sharing agreement between us and such insurance carriers which is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted.  This new four year agreement expires on January 25, 2015 and replaces on older agreement that had expired.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2010 and the estimated liability and estimated insurance recovery, for the five-year period through  2015, is $29.7 million and $29.3 million, respectively.  As of December 31, 2009, the estimated liability and estimated insurance recovery, for the five-year period through 2014, was $27.5 million and $27.4 million respectively.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

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

Other Environmental and General Litigation

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million and would most likely approximate the mid-point of this range.   We therefore recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which was required to continue for a minimum of four quarters up to a maximum of eight quarters.  Monitoring has now been completed and the CT DEP has concluded that no further remediation work is required.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary level insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess level insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  In December 2010, we settled the suit filed against Fireman’s Fund Insurance Company and received a payment of $2.5 million.  This is recorded in operating income and as an operating activity in the Consolidated Financial Statements in Item 8 of this Form 10-K.  These funds will be used in the normal business operations.

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

Item 4.   (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”.  As of the end of business on February 4, 2011, we had 616 shareholders of record.  On the same date, the trading price of our common stock closed at $44.31 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two fiscal years on a per share basis.

	2010		2009
	High	Low	High	Low

Fourth	$38.40	$30.40	$31.31	$25.07
Third	32.62	26.27	31.44	18.64
Second	35.19	26.49	26.60	16.66
First	32.07	23.57	28.50	14.60

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2010 and 2009.  We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)

	2010	2009	2008	2007	2006

Sales and Income From Continuing Operations

Net sales	$379,188	$291,821	$365,362	$412,698	$430,366
Income (loss) before income taxes	40,186	(20,149)	25,106	23,540	69,497
Net income (loss)	34,571	(62,870)	21,617	20,625	55,167

Per Share Data From Continuing Operations

Basic	2.19	(4.01)	1.38	1.25	3.29
Diluted	2.16	(4.01)	1.36	1.23	3.19
Book value	20.87	18.61	21.47	22.17	21.09

Financial Position

Current assets	221,583	164,215	184,293	247,054	272,554
Current liabilities	65,441	42,845	59,836	68,286	82,143
Ratio of current assets to current liabilities	3.4 to 1	3.8 to 1	3.1 to 1	3.6 to 1	3.3 to 1
Cash, cash equivalents and short-term investments	80,321	58,137	70,625	89,628	81,823
Working capital	156,142	121,370	124,457	178,768	190,411
Property, plant and equipment, net	120,087	123,140	145,222	147,203	141,406
Total assets	484,874	407,478	483,439	470,948	480,902
Long-term debt less current maturities	--	--	--	--	--
Shareholders’ Equity	330,532	292,950	336,144	363,981	357,177
Long-term debt as a percentage of shareholders’ equity	0%	0%	0%	0%	0%

Other Data

Depreciation and amortization from continuing operations	16,111	17,961	18,397	24,296	18,276
Research and development expenses from continuing operations	19,789	17,395	21,885	24,600	24,168
Capital expenditures from continuing operations	12,607	12,087	21,004	30,885	20,639
Number of employees (average)	1,940	1,735	1,960	2,100	2,416
Net sales per employee	195	168	186	197	178
Number of shares outstanding at year-end	15,841,341	15,743,491	15,654,123	16,414,918	16,937,523

The financial data included within the preceding table should be read in conjunction with our Management’s Discussion and Analysis as well as the Financial Statements and Supplementary Data (Items 7 and 8 of this Form 10-K), and with our previously filed Forms 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

Forward-Looking Statements

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should”, “target”,  “may”, “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into our operations.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, in this Form 10-K.

Business Overview

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and clean technology.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEMs) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Strategically, our current focus is on three “mega-trends” that we believe will fuel the future growth of our Company – growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new ones.  We will continue to focus on business opportunities and invest in expansion around the globe.  In the first quarter of 2011, we will begin to report results of our acquisition of Curamik Electronics GmbH (Curamik), production will begin at our new Printed Circuit Materials facility in Suzhou, China and we plan to begin manufacturing our Power Distribution Systems products in North America in the second half of 2011.  When these events occur, these two businesses will have a manufacturing presence in our three primary geographic regions – North America, Europe and Asia – further solidifying our commitment to be close to our customers in order to better serve their needs. Our ultimate goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

2010 Executive Summary

Overall, 2010 was a very strong recovery year for Rogers.  We entered the year with cautious optimism, as business was beginning to improve from the recessionary levels that severely impacted our results in 2009. There was, and still remains, much uncertainty in the global economic environment and knowing how it will impact our business.  Throughout 2010, we achieved strong financial results, with third quarter sales eclipsing the $100 million level – the first time our quarterly sales volumes reached that milestone since early 2007.  Our core businesses, High Performance Foams, Printed Circuit Materials, and Power Distribution Systems, all achieved very strong results both from a sales and volume perspective. Overall, our sales increased by 30% from $291.8 million in 2009 to $379.2 million in 2010.  We also achieved strong profitability results as we achieved $2.16 of earnings per diluted share as compared to a loss of  $4.01 per share in 2009 (2009 results included approximately $23.7 million in one-time charges and impairments, in addition to an approximately $57.3 million deferred tax valuation allowance charge).

During the early stages of the economic crisis, our management team took quick action to protect our business and minimize the long-term impact of the recession.  We reduced our overhead costs, scaled back production levels, and closely managed our working capital requirements.  This enabled us to continue to operate our business with cash generated from operations, as we did not have to borrow money to meet our financial obligations.  It also allowed us to maintain a strong financial position with a current asset to current liability ratio of over 3 to 1 and a strong cash position.  During this period, the time needed to collect our cash from outstanding receivables actually improved.  All of these actions formed the base that allowed us to take advantage of the economic recovery once it began in the latter half of 2009.  Our internal performance improved and sales volumes and profitability levels increased, while we still maintained our cost controls and closely managed our working capital.  This also enabled us to pursue our strategy of growth by acquisition, whether that be acquiring businesses, investing in new technology, or by expanding our existing products into current or new markets.  In the first half of 2010, we acquired SK Utis Co., Ltd (Utis), a manufacturer of polyurethane foams located in South Korea, which was integrated into our High Performance Foams business during the year.  On December 31, 2010, we signed an agreement to acquire Curamik, a manufacturer of ceramic power electronic substrates headquartered in Eschenbach, Germany.  This transaction closed in early 2011.  Curamik adds another core strategic business to our portfolio and expands our reach into a new market with new products.  Management believes that this acquisition, along with core legacy businesses, forms a strong platform for growth in the future.  However, our optimism is continuously tempered by the uncertainty that continues to exist in the global economic environment.

Segment Realignment

In the second quarter of 2010, we realigned how we manage our business and therefore our segment reporting structure.  Our previous reporting structure was comprised of four reportable segments – High Performance Foams, Printed Circuit Materials, Custom Electrical Components and Other Polymer Products.  Our new reporting structure is comprised of three major categories of businesses – Core Strategic, Development Stage, and Other.  The Core Strategic category includes our three major operating segments – High Performance Foams, Printed Circuit Materials, and Power Distribution Systems.  The Development Stage category contains two operating segments – Printed and Electronic Solutions (formerly our Durel operating segment that was reported in the Custom Electrical Components reportable segment) and Thermal Management Solutions (formerly reported in the Other Polymer Products reportable segment).  This category represents our start up and new business development initiatives.  Lastly, the Other segment is an aggregate of our remaining operating segments – elastomer components, polyimide laminate systems and composite materials.  We believe this structure reflects how our management team currently views and manages our business and it clearly presents our business operations.  As a result of our acquisition of Curamik, we are reviewing our segment structure and will make any necessary changes in the first quarter of 2011 in accordance with the applicable accounting guidance.

Results of Continuing Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.

	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Gross margins	36.1%	27.1%	31.2%

Selling and administrative expenses	23.7%	23.5%	22.5%
Research and development expenses	5.2%	6.0%	6.0%
Restructuring and impairment charges	-	7.7%	-
Operating income (loss)	7.2%	(10.1)%	2.7%

Equity income in unconsolidated joint ventures	2.3%	1.8%	1.7%
Other income, net	0.4%	0.4%	1.7%
Net investment losses	(0.1)%	(0.1)%	-
Interest income, net	-	0.1%	0.8%
Acquisition/disposal gain	0.8%	1.0%	-
Income (loss) from continuing operations before income taxes	10.6%	(6.9)%	6.9%

Income tax expense	1.5%	14.6%	1.0%

Income (loss) from continuing operations	9.1%	(21.5)%	5.9%

2010 vs. 2009

Net Sales

Net sales in 2010 were $379.2 million, an increase of 30.0% from $291.8 million of sales in 2009.  The increase in sales is attributable to increases in our Core Strategic segments, most notably our High Performance Foams segment, which increased by 42.8% year over year, and our Printed Circuit Materials segment, which increased by 24.9%.  A primary driver of these increases was the strong demand for the industry leading products and materials produced by these segments, particularly as the global economy began to recover from the recessionary environment that existed in 2009, which had a significant negative impact on our overall business.  Additional factors impacting these results are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins increased by approximately 900 basis points to 36.1% in 2010 from 27.1% in 2009.  Margins increased at all of our segments, with the most significant increases occurring in our High Performance Foams and Power Distribution Systems segments with year over year percentage increases of 18.2% and 15.2%, respectively, in 2010 as compared to 2009.  Margins in 2009 were significantly impacted by the volume declines experienced during the year, particularly in the first half of the year as margins in the first quarter of 2009 (our low point for sales) were approximately 21.2%.  During 2010, sales volume increases, as well as our cost cutting initiatives that began early in 2009, helped to drive the significant margin improvements.  Our margins will continue to be driven to a large extent by both our volume levels, product mix, and overall cost structure.

Selling and Administrative Expenses

Selling and administrative expenses were $89.6 million in 2010, an increase of $21.0 million from $68.5 million in 2009.  2010 expenses increased primarily due to costs associated with various incentive compensation plans, including the annual bonus plan, equity compensation plans that include stock options and restricted stock, and sales commissions programs, which all increased as a result of our strong operational performance in 2010 as compared to 2009.  The increase in costs can also be attributed to elevated spending levels necessary to support our higher sales levels achieved in 2010 versus 2009.  2010 results included approximately $3.3 million of costs associated with the acquisitions of Utis in the second quarter of 2010 and Curamik, which closed early in the first quarter of 2011, along with a gain of $2.5 million from the proceeds received from the settlement of a previously filed suit against Fireman’s Fund Insurance Company related to the CalAmp lawsuit in 2009.  2009 results included approximately $2.1 million of one-time costs related to a product liability claim on our printed circuit material products and $1.1 million of costs associated with the integration of MTI Global, Inc. operations, as well as approximately $2.8 million of incremental costs related to our deferred benefit pension plan as a result of the decline in asset value during 2008.  Overall, as a percentage of sales, selling and administrative expenses remained consistent year over year, at 23.7% and 23.5% for 2010 and 2009, respectively.

Research and Development Expenses

Research and development expenses increased by 13.8% from $17.4 million in 2009 to $19.8 million in 2010.  As a percentage of sales, expenses remained in line with expectations at 5.2% for 2010 and 6.0% in 2009.  This increase was due in part to the timing of expenditures.  Our strategic plan is to invest an average of 6.0% of net sales annually into research and development.  However, in a period of rising sales, research and development expenditures do not increase at the pace of sales, and therefore, there is often a delay in meeting our targeted investment level, thus the decline in 2010. Going forward, we will continue to invest in research and development to improve our existing technologies and find new applications for these materials, as well as to explore new, emerging technologies, as well as existing technologies, that we believe will complement our existing product portfolio.  With our acquisition of Curamik, we will reevaluate our targeted long-term spending rate and adjust our spending targets, if necessary, in the future.

Restructuring and Impairment Charges

During 2009, we recorded approximately $23.7 million in restructuring and impairment charges (of which $0.8 million was recorded in “Cost of Sales” on our consolidated statements of operations).  The restructuring and impairment charges were comprised of the following:

•
$18.0 million in charges related to the impairment of certain long-lived assets in the following operating segments: Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($8.6 million), Printed Circuit Materials ($0.8 million), Thermal Management Solutions ($0.3 million) and High Performance Foams ($0.6 million);

•	$4.9 million in severance related to a global workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves related to the restructuring of our Printed and Electronic Solutions and Flexible Circuit Materials operating segments, which was recorded in “Cost of sales” on our consolidated statements of operations.

These charges are discussed in greater detail below.

•	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, resulting in increased competition and extreme pricing pressures.  In 2008, we had taken certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, in 2009, we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for potential impairment.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment was no longer of use to us.  We recognized an impairment charge of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our consolidated statements of financial position.  The impairment charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge was reported as part of “Cost of sales” in our consolidated statements of operations.

Lastly, we also recorded an impairment charge in 2009 on certain other assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

These charges were reported in our Other reportable segment.

•	High Performance Foams

During the fourth quarter of 2009, we recorded an impairment charge of $0.6 million on our manufacturing facility located in Richmond, Virginia which was acquired as part of the acquisition of certain assets of MTI Global Inc.  The building was classified as an “asset held for sale” when acquired in the second quarter of 2009.  Market conditions at the time resulted in the 2009 fourth quarter impairment charge.

This charge was recorded in our High Performance Foams operating segment.

•	Printed and Electronic Solutions

Over the past few years, our Printed and Electronic Solutions (PES) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the PES business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the PES business, as described above, we made the decision to market for sale the PES facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge was reported in the “Restructuring and impairment” line item in our consolidated statement of operations.  The building does not meet the definition of an asset-held-for-sale, per the relevant accounting guidance, and therefore it will continue to be classified as “Property, plant and equipment” on our consolidated statement of financial position at December 31, 2010.

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

In the second quarter of 2009, as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  We had not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

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

A summary of the activity in the severance accrual as of December 31, 2010 is as follows:

(Dollars in thousands)
Balance at December 31, 2009	$1,088
Provisions	-
Payments	(1,088)
Balance at December 31, 2010	$-

These charges were included in the “Restructuring and impairment charges” line item on our consolidated statements of operations and were reported across all segments.

We did not record any restructuring or impairment charges during 2010.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased $3.2 million from $5.5 million in 2009 to $8.7 million in 2010.  The year over year increase is primarily attributable to the strong performance of our foam joint ventures, Rogers INOAC Suzhou (RIS) in China and Rogers INOAC Corporation (RIC) in Japan, as business rebounded significantly from the recession driven declines and excess inventory levels experienced in 2009.  During 2010, we sold our 50% interest in RCCT to our partner, Chang Chun Plastics, Ltd. in the fourth quarter of 2010, effectively completing our exit of the flexible circuit materials business.  Prior to the sale of our 50% interest, RCCT was slightly accretive to our results in 2010.

Other Income (Expense), Net

Other income increased from $1.0 million in 2009 to $1.4 million in 2010.  The increase is primarily due to the the impact of foreign currency fluctuations and our related hedging program, which collectively contributed approximately $1.2 million in unfavorable net adjustments in 2009, compared to $0.3 million in favorable net adjustments in 2010.  The foreign currency fluctuations were offset by the PLS commission activity for each year.  We dissolved the PLS joint venture in the first quarter of 2010, resulting in only $0.6 million in commission income for 2010, compared to $1.8 million in 2009.

Net Impairment Loss

Net impairment loss is the portion of the auction rate security impairment that relates to credit losses.  The amount increased 51.9% in 2010 from a loss of $0.4 million to a loss of $0.6 million.  The change is attributable to market conditions surrounding the underlying securities of the auction rate securities.

Income Taxes

Our effective tax rate was 14.0% in 2010, and (212.0%) in 2009.  In 2010, our effective tax rate was favorably impacted by the release of a portion of the valuation allowance against our U.S. deferred tax assets.  In the fourth quarter of 2010, we developed a tax planning strategy that would allow us to recognize certain deferred tax assets, resulting in a partial reduction of our valuation allowance.  We believe that this strategy is reasonable, prudent, and feasible, and we will implement this strategy, if need be, to ensure that this portion of our deferred tax asset will not expire.  In both 2010 and 2009, we were in a cumulative three-year loss position in the U.S. As the realization of deferred taxes is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment, we concluded that given the weight of both positive and negative evidence, a valuation allowance should be placed against a significant portion of our U.S. deferred tax assets, for which there is neither a tax planning strategy nor source of taxable income against which it would offset.  In 2009, our effective tax rate was unfavorably impacted by recording a valuation allowance charge of $57.3 million against our U.S. deferred tax asset.  Also, in both 2010 and 2009, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and continued to benefit from favorable tax rates on certain foreign business activity.

We continue to be eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years that gradually increases to the 25% full rate of tax in 2012.  In 2010, RSZ reported pretax income of $18.1 million, which was subject to a tax rate of 22%.  In 2009, RSZ reported pretax income of $4.6 million which was subject to a tax rate of 10%.  The tax rate in effect in 2011 will be 24%, and will increase to the full rate of 25% in 2012.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), also a wholly-owned subsidiary of ours, RSH was subject to a reduced rate of tax that gradually increases to the 25% full rate of tax in 2012.  In 2010, RSH reported pretax income of $4.8 million which was subject to a tax rate of 22%.  In 2009, RSH reported pretax income of $1.9 million which was subject to a tax rate of 20%.  The tax rate in effect in 2011 will be 24%, and will increase to the full rate of 25% in 2012.

Backlog

Our backlog of firm orders was $38.7 million at December 31, 2010, as compared to $29.2 million at December 31, 2009.  The increase at the end of 2010 was primarily related to the increase in sales in the Printed Circuit Materials and Power Distribution Systems operating segments. Backlog for Printed Circuit Materials increased by approximately $5.4 million at year-end 2010 as compared to year-end 2009, while backlog for Power Distribution Systems increased by approximately $2.9 million at year-end 2010 as compared to year-end 2009.

2009 vs. 2008

Net Sales

Net sales in 2009 were $291.8 million, a decrease of 20.1% from $365.4 million of sales in 2008.  The decrease in sales was attributable to declines in all of our segments, most notably our Printed and Electronic Solutions segment, which declined by 78.6% year over year, our High Performance Foams segment, which declined by 12.3%, and our Printed Circuit Materials reportable segment, which declined 8.4% as compared to the prior year.  A primary driver of these declines was the global economic recession that severely impacted our volumes in 2009, particularly in the first half of the year.  Additional factors impacting these results are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased by approximately 410 basis points to 27.1% in 2009 from 31.2% in 2008.  Margins decreased in all three of our segments, with the most significant declines occurring in our Printed Electronic Solutions and High Performance Foams segments with declines of 332.5% and 15.4%, respectively, in 2009 as compared to 2008.  These margins were significantly impacted by the volume declines experienced during the year, particularly in the beginning of the year as margins in the first quarter (our low point for sales) were approximately 21.2%.  As the year progressed, volumes increased and our cost cutting efforts, which were initiated in the first and second quarters of 2009, began to take effect, which resulted in sequential margin improvement, as evidenced by fourth quarter margins of 30.0%, which were more comparable to levels achieved during 2008, albeit on lower average volumes.  Our margins will continue to be driven to a large extent by both our volume levels and product mix.

Selling and Administrative Expenses

Selling and administrative expenses were $68.5 million in 2009, a decrease of $13.7 million from $82.2 million in 2008.  2009 expenses declined, partially as a result of the cost cutting measures initiated during the first quarter of 2009 as a result of the global economic recession.  2009 results included approximately $2.1 million of one-time costs related to a product liability claim on our printed circuit material products and $1.1 million of costs associated with the integration of MTI Global operations, as well as approximately $2.8 million of incremental costs related to our deferred benefit pension plan as a result of the decline in asset value during 2008.  2008 results included a one-time charge of approximately $8.0 million related to the settlement of and legal fees for our lawsuit with CalAmp (see Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion), as well as incentive compensation expense of approximately $11.4 million.  As a percentage of sales, selling and administrative expenses increased in 2009 to 23.5% from 22.5% in 2008, primarily as a result of the significant decline in sales experienced in 2009 as compared to the prior year.

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

Restructuring and Impairment Charges

During 2009, we recorded approximately $23.7 million in restructuring and impairment charges (of which $0.8 million was recorded in “Cost of Sales” on our consolidated statements of operations).  The restructuring and impairment charges were comprised of the following:

•
$18.0 million in charges related to the impairment of certain long-lived assets in the following operating segments: Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($8.6 million), Printed Circuit Materials ($0.8 million), Thermal Management Solutions ($0.3 million) and High Performance Foams ($0.6 million);

•	$4.9 million in severance related to a global workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves related to the restructuring of our Printed and Electronic Solutions and Flexible Circuit Materials operating segments, which was recorded in “Cost of sales” on our consolidated statements of operations.

These charges are discussed in greater detail below.

•	Flexible Circuit Materials

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, resulting in increased competition and extreme pricing pressures.  In 2008, we had taken certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, in 2009, we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment was no longer of use to us.  We recognized an impairment charge of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and have classified it as an “asset held for sale” and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our consolidated statements of financial position.  The impairment charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold, of approximately $0.4 million.  This charge was reported as part of “Cost of sales” in our consolidated statements of operations.

Lastly, we also recorded an impairment charge in 2009 on certain other assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

These charges were reported in our Other reportable segment.

•	High Performance Foams

During the fourth quarter of 2009, we recorded an impairment charge of $0.6 million on our manufacturing facility located in Richmond, Virginia which was acquired as part of the acquisition of certain assets of MTI Inc.  The building was classified as an “asset held for sale” when acquired in the second quarter of 2009.  Market conditions at the time resulted in the 2009 fourth quarter impairment charge.

This charge was recorded in our High Performance Foams operating segment.

•	Printed and Electronic Solutions

Over the past few years, our Printed and Electronic Solutions (PES) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the PES business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the PES business, as described above, we made the decision to market for sale the PES facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge was reported in the “Restructuring and impairment” line item in our consolidated statement of operations.  The building does not meet the definition of an asset-held-for-sale, per the relevant accounting guidance, and therefore it continues to be classified as “Property, plant and equipment” on our consolidated statement of financial position at December 31, 2010.

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

In the second quarter of 2009, as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management systems start up business, specifically products related to our thermal interface material (TIM).  We had not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge is reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

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

These charges were included in the “Restructuring and impairment charges” line item on our consolidated statements of operations and were reported across all segments.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased $0.8 million from $6.2 million in 2008 to $5.5 million in 2009.  The decrease was primarily driven by the continued decline of our flexible circuits joint venture in Taiwan, Rogers Chang Chun Technology, Co., combined with the decline experienced in our polyurethane foam joint venture with INOAC Corporation in China, which experienced weakened demand, due primarily to the impact of the global recession, as well as excess inventory in the supply chain, particularly in the first half of the year.  Sales improved in the third and fourth quarters, particularly at RIS, primarily due to the improvement in the Chinese economy in the second half of 2009.

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

We were eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years that gradually increases to the 25% full rate of tax in 2012.  In 2009, RSZ reported pretax income of $4.6 million which was subject to a tax rate of 10%.  In 2008, RSZ reported pretax income of $8.0 million which was subject to a tax rate of 9%.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), also a wholly-owned subsidiary of ours, RSH was subject to a reduced rate of tax that gradually increases to the 25% full rate of tax in 2012.  In 2009, RSH reported pretax income of $1.9 million which was subject to a tax rate of 20%.  In 2008, RSH reported pretax income of $7.0 million which was subject to a tax rate of 18%.

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

Segment Sales and Operations

Core Strategic

(Dollars in millions)	2010	2009	2008

High Performance Foams
Net sales	$149.7	$104.8	$119.5
Operating income	17.4	5.1	20.6

Printed Circuit Materials
Net sales	141.1	112.9	123.2
Operating income (loss)	11.0	0.3	(3.0)

Power Distribution Systems
Net sales	42.1	40.3	43.7
Operating income	2.9	3.2	4.5

High Performance Foams

Our High Performance Foams operating segment is comprised of our polyurethane and silicone foam products.

2010 vs. 2009 – Net sales in this segment increased by over 40% from $104.8 million in 2009 to $149.7 million in 2010.  Operating profits also increased substantially, more than tripling in 2010 to $17.4 million as compared to $5.1 million in 2009.  The 2010 results include approximately $0.9 million of integration costs associated with the acquisition of Utis in the second quarter of 2010 and 2009 results include approximately $1.5 million of integration costs associated with the acquisition of certain assets of MTI Global, Inc. (MTI).  2009 also includes severance costs of approximately $2.0 million related to the MTI asset acquisition and the worldwide workforce reduction initiated in the first half of the year.  2010 results were driven by strong demand for the segment’s foams across almost all product lines and in all geographic regions.  In particular, our industry-leading products for cushioning, sealing and protecting sensitive components in mobile internet devices were in high demand, specifically in large touch screen display tablets.  Additionally, sales of products that meet stringent industry standards in the mass transit market, particularly seating and sealing applications, were strong during 2010 as compared to 2009.  In 2009, sales levels reached their lowest point in the first half of the year during the peak of the recession.  During the second half of 2009, we began to experience a turnaround in the market as our sales and operating results began to improve.  This trend continued in 2010 as markets continued to improve, resulting in increasing sales volumes and profits during the year.

2009 vs. 2008 - Net sales in this segment decreased by 12% in 2009 as compared to 2008.  In 2009, HPF was impacted significantly by the recession, particularly in the first half of the year, as weakened consumer spending and supply chain inventory issues negatively impacted revenues across all end markets.  Cell phone applications in particular experienced significant declines as manufacturers had excess inventory in the supply chain.  However, as the year progressed, sales into the portable handset applications and consumer electronics market, improved as the supply chain inventory corrections were completed and order rates increased.  In the second quarter of 2009, we completed our acquisition of certain assets of the silicone foam business of MTI Global, Inc., which was accretive to our sales volumes over the second half of the year.  In the second half of 2009, we experienced sales volume increases as compared to the first half of the year, particularly in cell phone and consumer electronics markets.  Additionally, orders improved for our silicone foam materials into the mass transit and general industrial markets, in part due to the MTI acquisition.  2009 results include approximately $1.6 million of one-time integration costs related to this purchase, as well as $2.0 million in severance charges related to both the acquisition, as well as the worldwide workforce reduction announced in the first half of the year.  At the end of 2009, the integration of the assets related to the MTI acquisition was substantially complete.

Printed Circuit Materials

Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products.

2010 vs. 2009 – Net sales in this segment increased by almost 25% from $112.9 million in 2009 to $141.1 million in 2010.  Accordingly, operating results also improved significantly from an operating profit of $0.3 million in 2009 to $11.0 million in 2010.  2010 results included a one time benefit of $2.5 million from the recovery of insurance proceeds related to the CalAmp lawsuit, which had been previously settled in 2008.  2009 results included approximately $0.8 million of costs related to the impairment of certain equipment, $0.4 million of additional inventory reserves, $1.8 million related to a product liability claim and severance charges of $1.7 million. The overall improvement in the business from 2009 to 2010 was driven by the continued strong demand for the segment’s materials into the wireless infrastructure market as the pace of third generation (3G) and fourth generation (4G) systems deployments around the world escalated as many of these programs were delayed from 2009 due to the recession.  Also, sales into defense applications and into the automotive market for blind spot detection devices have increased in 2010 as compared to 2009.

2009 vs. 2008 - Net sales in this segment decreased by 8% in 2009 as compared to 2008.  In 2009, the decline in sales was partially driven by the economic recession, although not to the same extent as some of our other businesses.  This segment was also impacted by the overall worldwide softness in the wireless infrastructure market and delays in spending on 3G program awards in China.  These declines were partially offset by strong demand for high frequency materials into the satellite television market for low noise block-down converters (LNBs) in China, with moderate demand in the U.S. and Europe.  Additionally, sales into the defense and high reliability markets were up modestly, particularly in the second half of the year.  From an operating results perspective, 2009 included approximately $0.8 million of costs related to the impairment of certain equipment, $0.4 million related to additional inventory reserves, $1.8 million related to a product liability claim and severance charges of $1.7 million.  2008 results included charges of approximately $8.0 million related to the settlement of and legal fees for our lawsuit with CalAmp.

Power Distribution Systems

Our Power Distribution Systems operating segment is comprised of our busbar products, which are primarily used in mass transit and clean technology applications.

2010 vs. 2009 – Net sales in this segment increased by 4.5% from $40.3 million in 2009 to $42.1 million in 2010, while operating profit declined slightly from $3.2 million in 2009 to $2.9 million in 2010.  2009 results included approximately $0.7 million of severance charges associated with the headcount reduction that occurred in early 2009 due to a decline in business driven by the recession.  The sales growth in 2010 was driven by the particularly strong demand for busbar products in Asia for mass transit applications, as investment continues into the infrastructure of that region.  Clean technology applications for renewable energy and power electronics also experienced increased demand for these products, particularly across Europe and Asia.  Operating profit, however, declined in 2010 primarily due to the absorption of additional overhead charges as a result of the growth of the business in new regions and markets, as well as the changing mix of sales and profits across our businesses and the impact on our allocation methodologies.

2009 vs. 2008 – Net sales in this segment declined slightly from $43.7 million in 2008 to $40.3 million in 2009 and operating results also declined from a profit of $4.5 million in 2008 to a profit of $3.2 million in 2009.  These declines were partially driven by the recession, particularly in the first half of 2009, although this segment was impacted to a lesser degree than most of our other segments.  Overall, sales of power distribution systems products were relatively strong into the mass transit market, as well as into clean technology markets, particularly for wind turbine applications, where demand continues to grow as more countries focus on alternative clean energy sources.

Development Stage

(Dollars in millions)	2010	2009	2008

Printed and Electronic Solutions
Net sales	$9.6	$10.5	$48.9
Operating loss	(2.0)	(24.4)	(4.6)

Thermal Management Systems
Net sales	1.0	0.2	0.1
Operating loss	(3.9)	(3.7)	(3.6)

As previously noted, we reorganized our segment structure in the second quarter of 2010 due to management’s current view of the business.  This resulted in the creation of the Development Stage business category, which is comprised of our Printed and Electronic Solutions (PES) and Thermal Management Systems (TMS) operating segments.  Both of these segments are considered to be Development Stage by management as they are both working to create new platforms with the goal of developing them into successful, profitable businesses that generate positive cash flows.

Printed and Electronic Solutions

This segment, which was formerly known as the Durel operating segment and was previously included in our Custom Electrical Components reportable segment, has undergone a significant shift in its business in the past few years.  It was previously focused on the sales of electroluminescent (EL) lamps and inverter drivers that were used primarily in portable communications and automotive markets.  The EL lamp business has effectively been replaced with new technology and the remaining sales volumes in this business are primarily related to the remaining inverter business, with a small amount of EL lamp sales into the automotive industry.  Note that 2009 results included charges of $9.1 million related to asset impairments and $0.2 million related to severance.

Thermal Management Systems

Our TMS business was formed at the end of 2007 and is focused on serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices and hybrid electric vehicles.  This venture recognized its first material sales in the second quarter of 2010, as it received its first significant order for its base plate products.  We continue to pursue additional opportunities in the marketplace for these products.

Management closely monitors the businesses in this segment to determine if continued investment in their technology platforms will yield positive returns and cash flows for the Company and our investors.  Ultimately, decision points will be reached as to whether to continue to invest in these initiatives to grow the businesses, at which point they would no longer be considered Development Stage and be moved into our more stable, core businesses, or to no longer invest in them if we believe that future growth and accretive performance is not likely.

Other

(Dollars in millions)	2010	2009	2008

Net sales	$35.8	$23.1	$30.0
Operating income (loss)	2.0	(9.9)	(3.9)

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven materials products, as well as our polyimide laminate systems distribution activities.  This segment formerly contained our TMS operating segment, which is now reported as part of our Development Stage category of businesses.  Also, this segment now includes the results of our former joint venture, PLS, which became a wholly-owned subsidiary as of March 31, 2010.

In 2010, net sales increased from $23.1 million to $35.8 million, primarily due to the inclusion of PLS, which achieved $13.5 million in sales in 2010, partially offset by the elimination of $3.9 million of sales in 2009 related to our flexible circuit materials business, which ceased activities prior to the start of 2010.  The remaining increase is due to the improved performance of our elastomer rollers and floats products.  The segment also became profitable in 2010, mainly due to the strong performance of the elastomer component and floats products and the inclusion of PLS.  In 2009, net sales decreased to $23.1 million from $30.0 million in 2008 and operating performance declined from a loss of $3.9 million in 2008 to a loss of $9.9 million in 2009.  2009 results included approximately $7.7 million in asset impairment charges related to equipment and buildings and severance charges of $0.4 million.

We continuously evaluate the viability of the product portfolio in this segment as it relates to our long-term strategic and operational focus.

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 25 years ago and manufactures high performance PORON® urethane foam materials in Japan.  Sales increased 12% from 2009 to 2010 following a decrease of 4% from 2008 to 2009.  The decreased sales volumes at the end of 2008 and through 2009 were due to softening demand, primarily as a result of the global recession.  Sales in 2010 increased significantly due to increases in demand in the communications market.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON® urethane foam materials in China, began operations in 2004.  Sales increased 31% from 2009 to 2010 and decreased 12% from 2008 to 2009.  Sales levels had improved in the third and fourth quarters of 2009 due primarily to the improvement in the Chinese economy, which extended into 2010 performance. The decline in sales for 2009 was a result of the global recession and excess inventory in the supply chain, particularly in the first half of 2009.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, our joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit materials for customers in Taiwan.  In the fourth quarter of 2010, we sold our 50% interest in this joint venture to our joint venture partner for $9.3 million, resulting in a gain of $3.2 million.

Polyimide Laminate Systems, LLC (PLS)

PLS, our joint venture with Mitsui Chemicals, Inc., sold adhesiveless laminates for trace suspension assemblies.  In the first quarter of 2010, this joint venture was dissolved and we assumed any outstanding assets and liabilities of PLS.  We also agreed that, going forward, all distribution activity that PLS had previously engaged in would be conducted through Rogers.  As of December 31, 2010, this distribution activity is minimal.

Discontinued Operations

On October 31, 2008, we closed on an agreement to sell the shares of our Induflex subsidiary to BV Capital Partners.  Under the terms of the agreement, Rogers received approximately €10.7 million (US$13.6 million at the October 31, 2008 spot price), which represented the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earnout amounts for three years from the date of the sale based on the future performance of the divested business.  As of December 31, 2010, no such earnout has been earned, and we do not anticipate there to be any earnout earned upon completion of the three year period.

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

Product and Market Development

Our research and development team is dedicated to growing our businesses by developing cost effective solutions that enable or improve the performance of customers’ products, as well as identifying acquisition opportunities to expand our product and market presence.  Our strategic plan is to invest an average of 6.0% of net sales annually into research and development.  However, in a period of rising sales, research and development expenditures do not increase at the pace of sales, and therefore, there is often a delay in meeting our targeted investment level, thus the decline in 2010. Going forward, we will continue to invest in research and development to improve our existing technologies and find new applications for these materials, as well as to explore new, emerging technologies, as well as existing technologies, that we believe will complement our existing product portfolio.  With our acquisition of Curamik, we will reevaluate our targeted long-term spending rate and adjust our spending targets, if necessary, in the future.

We introduced a variety of new products during 2010.  For example, our High Performance Foams business introduced a Poron product that provides enhanced shock resistance for mobile internet device displays, an acoustic Poron foam product for mobile internet device speakers and a new generation of Bisco foam for mass transit floors with a superior flame rating.   Our Printed Circuit Materials business introduced a new product that helps enable smaller complex multilayer circuits for base station infrastructure and several products aimed at high reliability applications operating in harsh environments.

Liquidity, Capital Resources, and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our financial position gaining strength throughout 2010. We had been debt free since 2002 but in the first quarter of 2011 we drew down our line of credit for approximately $145 million for the acquisition of Curamik Electronics GmbH.  We believe that we will continue to finance our operational needs through internally generated funds and that over the next twelve months, our cash position and internally generated funds during the year will be sufficient to meet the debt service, capital expenditures and ongoing financial needs of our business.  In addition, we continue to have access to the remaining portion of the line of credit should any unforeseen need impact the business.  We continually review and evaluate the adequacy of our lending facilities and banking relationships.

Cash Flows from Operating, Investing and Financing Activities

At December 31, 2010, December 31, 2009 and December 31, 2008 we had cash and cash equivalents of $80.1 million, $57.7 million and $70.2 million, respectively.  The following table illustrates the regional location of our cash and cash equivalents:

(Dollars in thousands)
	2010	2009	2008
U.S.	$27,305	$10,926	$36,507
Europe	20,954	26,725	12,262
Asia	31,876	20,087	21,401
Total cash and cash equivalents	$80,135	$57,738	$70,170

Working capital was $156.1 million, $121.4 million and $124.5 million, for 2010, 2009 and 2008, respectively.

Cash flows from operating activities were $45.8 million in 2010 compared to $2.6 million in 2009 and $72.1 million in 2008.  Cash flows from operating activities in 2009 were significantly affected by our decreased financial performance combined with the deferred tax valuation allowance and impairment charges that were recorded.  These latter two items had a positive effect on cash flows from operating activities in 2009 of $44.2 million and $18.0 million, respectively.  Cash flows from operating assets and liabilities were a decrease of $14.5 million and $20.1 million in 2010 and 2009 respectively, with an increase of $22.3 million in 2008.  The significant items that impacted our cash flows from operating assets and liabilities included the following:

•
An increase in inventories of $10.8 million in 2010 as compared to a decrease of $10.0 million and $7.4 million in 2009 and 2008, respectively.  The increase from 2009 to 2010 is a result of the sales increases in the High Performance Foams and Printed Circuit Materials operating segments. Additionally, inventory levels increased by $1.9 million and $1.7 million due to the impact of the Utis acquisition and the PLS dissolution, respectively.

•
An increase in accounts receivable of $15.7 million in 2010, versus an increase of $4.3 million in 2009 and a decrease of $29.5 million in 2008.  The continued increase in 2010 from 2009 is primarily due to increased sales volumes even though collections remained strong.  The impact of Utis and PLS was $2.7 million and $1.7 million, respectively.

•
An increase in accounts payable and other accrued liabilities of $21.5 million as compared to a decrease of $18.0 million in 2009 and a decrease of $7.0 million in 2008.  The increase in 2010 is primarily due to the accrual of the 2010 annual incentive compensation plan, combined with increased purchases of raw materials to meet the increased customer demands.  The decrease in 2009 was related to the payout in 2009 of the 2008 annual incentive compensation plan and the payout of $8.0 million related to the settlement of the CalAmp lawsuit.  Also contributing to the decrease was a decline in raw material purchases related to the decreased production levels which is further evidenced by the decrease in inventory balances over the comparable periods as discussed above, driven by our efforts to maintain cash flows in the face of lower sales in a declining economy.

During 2010, we used $22.5 million in cash for investing activities as compared to $17.9 million and $7.2 million in 2008.  The investing activities of 2010 include $25.9 million related to the purchase of Utis, while in 2009 we used approximately $7.4 million of cash for the acquisition of certain assets of the MTI Global, Inc. business and for a $5.0 million investment in Solicore.  2008 had lower cash used in investing activities due to $10.5 million of cash received related to the sale of the Induflex business.  Capital expenditures were $12.6 million, $12.1 million and $21.0 million in 2010, 2009 and 2008, respectively.

Net cash provided by financing activities was $1.5 million and $1.4 million in 2010 and 2009, respectively, as compared to cash used by financing activities of $26.6 million in 2008.  The use of cash in 2008 was driven by our stock repurchase program, as $30.0 million was spent to reacquire stock.  We did not repurchase any stock in 2010 and 2009.

Credit Facilities

On November 23, 2010, we terminated our existing $50 million Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, a successor in interest to Citizens Bank of Connecticut, and concurrently entered into a $165 million, secured revolving credit agreement (Credit Agreement) with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.

The Credit Agreement provides for the extension of credit in the form of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Credit Agreement, which is November 23, 2014.  Borrowings under the Credit Agreement will bear interest based on one of two options.  Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 1.00-1.75%, depending on leverage ratio.  The base reference rate will be the greater of (a) the prime rate, (b) federal funds effective rate plus 0.5%, and (c) adjusted 1-month London interbank offered (“LIBO”) rate plus 1.00%.  Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 2.00-2.75%, depending on leverage ratio.  Associated with the Credit Agreement, we capitalized $1.4 million of debt issuance costs which will be amortized over the life of the agreement, which is four years.

The Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

Among other restrictions, we are restricted in our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  The key financial covenants include a requirement for us to maintain, at the end of each fiscal quarter ending on or after December 31, 2010, a fixed charge coverage ratio of no less than 3.0 to 1.0 and a leverage ratio of no more than 2.50 to 1.0.   If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

There were no borrowings pursuant to the Credit Agreement at December 31, 2010, nor any borrowings under the previous facility as of December 31, 2009.  We were in compliance with all covenants at December 31, 2010 and December 31, 2009.  In the first quarter of 2011, we made an initial draw on the line of credit for $145 million to fund the acquisition of Curamik.  For further information, see Note 11 in Item 8 Financial Statements and Supplementary Data of this Form 10-K.

At December 31, 2010, we had the following letters of credit (LOC) and guarantees that were backed by the Credit Facility:
•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)

No amounts were owed on the LOCs as of December 31, 2010 and 2009.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing long-term financing, will be sufficient to fund operations, capital expenditures, and research and development efforts for at least the next twelve months.

Financial Position

The following discusses the significant fluctuations on our balance sheet at December 31, 2010 as compared to December 31, 2009:

•	Increase in inventories of 40.6% is the result of increased sales and customer demand as we saw many of our businesses recover from the recession affected sales levels of 2009.
•	Increase in accounts receivable of 34.2% is primarily attributable to increased sales volumes in 2010 as compared to the significantly lower sales in the fourth quarter of 2009.
•	Increase in goodwill and other intangibles of $25.6 million due primarily to the valuations of the amortizable intangible assets and goodwill created as a result of the purchase of Utis.
•
Increase in accrued employee benefits and compensation of 66.0% is a result of the annual incentive compensation and commission payouts accrued for in 2010, which were not earned in 2009 as a result of the poor results of the business.

•	Increase in accounts payable of 75.1% is primarily attributable to the increase in raw material purchases to support current production levels and increased customer demand.

Auction Rate Securities

As of December 31, 2010, we held approximately $37.6 million of auction rate securities at par value as compared to approximately $43.4 million as of December 31, 2009.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at the time that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.  The total fair value of the auction rate securities at December 31, 2010, was $33.8 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.

The impairment described above, as of year end 2010, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings as of December 31, 2010 and December 31, 2009 was $0.6 million and $0.4 million, respectively.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Currently, we believe that we have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$8,022	$2,374	$2,622	$1,327	$1,699
Inventory purchase obligation	2,653	2,653	-	-	-
Capital commitments	1,536	1,536	-	-	-
Pension and retiree health and life insurance benefits (1)	93,958	7,759	16,733	17,364	52,102
Total	$106,169	$14,322	$19,355	$18,691	$53,801

(1)
Pension benefit payments, which amount to $84.1 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $9.8 million, are expected to be paid from operating cash flows.

On January 4, 2011, we closed a transaction to acquire Curamik.  As part of that transaction, we borrowed approximately $145 million from our line of credit, which carries an interest rate of LIBOR plus 1% (2.81% as of January 2011) and is payable quarterly.  The line of credit expires in four years, at which point the outstanding borrowings on the line are due in full.  We intend to pay down the debt during the loan period, although there is no requirement to do so.

As part of the transaction, we also acquired obligations relating to leased property in Eschenbach, Germany which contains Curamik’s main manufacturing facility and its administrative offices.  Payments under this lease are as follows: $1.7 million within 1 year, $3.4    million in 1-3 years, $3.4 million in 3-5 years, and $10.1 million after 5 years.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, sales, or operating results during the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

Revenue Recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title has passed, (3) the sales price to the customer is fixed or is determinable, and (4) collectability is reasonably assured.  We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product.  Some shipping terms require the goods to be through customs or be received by the customer before title passes.  In those instances, revenues are not recognized until either the customer has received the goods or they have passed through customs, depending on the circumstances.  As appropriate, we record estimated reductions to revenue for customer returns and allowances and warranty claims.  Provisions for such allowances are made at the time of sale and are typically derived from historical trends and other relevant information.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable.   The allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances when we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.  The risk with this estimate is associated with failure to become aware of potential collectability issues related to specific accounts and thereby become exposed to potential unreserved losses.  Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues, additionally, we have credit insurance which mitigates some of the risk of loss. Over the past three years, our allowance as a percentage of total receivables has ranged from 2.6% to 9.6%.  A 50 basis point increase in our current year allowance to receivable ratio would increase our allowance reserve by approximately $0.3 million.

Inventory Valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis.  We also maintain a reserve for excess, obsolete and slow-moving inventory, which is primarily developed by utilizing both specific product identification and historical product demand as the basis for our analysis.  Products and materials that are specifically identified as obsolete are fully reserved.  In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product.  The remainder of the allowance is based on our estimates, and fluctuates with market conditions, design cycles and other economic factors.  Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unexpected decline in current production.  We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (LIFO) method.  Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 18% to 23% of gross inventory over the last three years.  A 100 basis point adjustment to the December 31, 2010 obsolescence reserve would change the reserve by approximately $0.8 million.

Goodwill and Other Intangibles

We have made acquisitions over the years that included the recognition of goodwill.  Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the carrying value may have been impaired.  Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others. We review goodwill for impairment using a two-step process.  The first step of the impairment test requires a comparison of the fair value of each of our reporting units to the respective carrying value.  If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed.  If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist then a second step must be performed.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

In 2010, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows.  We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.  We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain.  The 2010 impairment test was performed in the fourth quarter of 2010 on the three reporting units for which we had goodwill recorded at that time.  No impairment charges resulted from this analysis.  The excess of fair value over carrying value for these reporting units ranged from approximately $16.0 million to $242.0 million.  In order to estimate the sensitivity of the analysis performed, we applied a hypothetical 10% decrease to the fair values of each operating segment, which resulted in excess fair value over carrying value ranging from approximately $13.6 million to $212.0 million for each respective operating segment.  These valuations are based on a five year discounted cash flow analysis, which utilized a discount rate of approximately 14% and a terminal year growth rate of 3%.

Intangible assets, such as purchased technology, customer relationships, work force, and the like, are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired, the value of the acquired businesses customer base, as well as the value of its existing work force, among others. These assets are reviewed at least annually, or more frequently, if facts and circumstances surrounding such assets indicate a possible impairment of the asset exists.  In 2010, there were no indicators of impairment on any of our other intangible assets.

Long-Lived Assets

We review property, plant and equipment, intangible assets, and other long-term assets (including investments) for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their market value determined by either a quoted market price, if available, or a value determined by utilizing a discounted cash flow analysis.  In 2009, we recorded impairment charges related to certain long-lived assets in our Printed Circuit Materials, Custom Electrical Components and High Performance Foams reportable segments.  See the “Results of Operations” section of Item 7 of this Form 10-K, for further discussion.  In the future, deterioration in our business could result in additional impairment charges.  Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows.  Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets.  These differences could result in impairment charges, which could have a material adverse impact on our results of operations.  In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased.  In these situations, we amortize the remaining net book values over the revised useful lives.

Environmental Contingencies

We accrue for our environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience.  For sites with multiple potential responsible parties (PRPs), we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded for the estimated insurance reimbursement amount.  We are exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.

Product Liability and Workers’ Compensation Costs

Workers’ compensation liabilities in the U.S. are recognized for claims incurred (including claims incurred but not reported) and for changes in the status of individual case reserves.  At the time a workers’ compensation claim is filed, a liability is estimated to settle the claim.  The liability for workers’ compensation claims is determined based on estimates of the nature and severity of the claims and based on analysis provided by third party administrators and by various state statutes and reserve requirements.  We have developed our own trend factors based on our specific claims experience.  In other countries where workers’ compensation claims are applicable, we typically maintain insurance coverage with limited deductible payments.  Because the liability is an estimate, the ultimate liability may be more or less than reported.

For product liability claims, we typically maintain insurance coverage with reasonable deductible levels to protect us from potential exposures.  Any liability associated with such claims is based on management’s best estimate of the potential claim value, while insurance receivables associated with related claims are not recorded until verified by the insurance carrier.

Related to our asbestos exposures, in late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to perform a formal analysis to determine our potential future liability and related insurance coverage for asbestos-related matters.  The determination to perform this study was made based on several factors, including the growing number of asbestos-related claims and recent settlement history.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, our limited claims history and consultations with National Economic Research Associates, Inc. (NERA), we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields.  The models required us to make numerous assumptions that significantly impacted the results generated by the models.  We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation.  We believe, based on the limited amount of settlement and claims history currently known to us, that a reasonable future time frame to quantify our liability is five years, resulting in a liability at December 31, 2010 of approximately $29.7 million, which is substantially offset by an insurance receivable of $29.3 million.  If we were to adjust our assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from five years to seven years would be an increase to the liability of $9.6 million, which we believe would be substantially covered by insurance; conversely, the impact of changing this assumption from five years to three years would be a decrease to the liability of $9.9 million.

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

Legal Contingencies

From time to time we are a defendant in legal matters, including those involving environmental law and product liability (as discussed in more detail above).  As required by US GAAP, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated.  Separately, we would analyze any potential insurance proceeds that would be available to us to offset the claim amounts.  Estimates of potential outcomes of these contingencies are developed in consultation with internal and external counsel.  While this assessment is based upon all available information, litigation is inherently uncertain and the ultimate outcome of such litigation could be more or less than original estimates.  Final resolution of such matters could possibly result in significant effect on our results of operations, cash flows and financial position.

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit healthcare plans and a life insurance plan.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors.  The assumptions used were determined as follows: (i) the discount rate used is based primarily on comparisons to the Moody’s AAA/AA bond index; (ii) the salary growth is based on our historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns.  We determine these assumptions based on consultation with outside actuaries and investment advisors.  Any variance in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.  The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Note 9 of the Consolidated Financial Statements of this Form 10-K.  Each assumption has different sensitivity characteristics.  For the year ended December 31, 2010, a 25 basis point decrease in the discount rate would have increased our net benefit cost by approximately $0.5 million and a 25 basis point reduction in the long-term rate of return on plan assets would have increased our net benefit cost by approximately $0.3 million.

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

It is our policy that no U.S. taxes are provided on undistributed earnings of certain wholly-owned foreign subsidiaries because substantially all such earnings are expected to be reinvested indefinitely.  We do provide deferred taxes for the undistributed earnings of our Japanese high performance foams joint venture, and we did provide deferred taxes on our Taiwanese flexible circuit materials joint venture, until it was sold in October 2010.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3% to all unvested stock-based awards as of December 31, 2010. The rate of 3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

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

Although we did not have any debt as of December 31, 2010, during the first quarter of 2011, we borrowed approximately $145 million against our existing $165 million line of credit to finance our strategic acquisition of Curamik Electronics GmbH.  Currently, a material increase in the associated interest rates would have a significant impact on our interest expense related to this facility.

The fair value of our investment portfolio or the related interest income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the size and nature of our investment portfolio.

At the beginning of 2008 our short-term investments were comprised of auction-rate securities.  These investments had been classified as available-for-sale due to the short-term nature of the investments however, during the first quarter of 2008 we reclassified them to long-term.  Changes in market conditions caused us to change the nature of these investments and record an impairment during the first quarter of 2008 and each subsequent quarter through 2009 and 2010.  At year end 2010 this impairment is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  Due to the Company’s current liquidity and intent to hold the investments until they recover, the amount of the impairment not related to credit loss is recorded in other comprehensive income.

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we do business.  Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East.  Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.   We initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable.  In 2010, a 10% increase/decrease in exchange rates would have resulted in an approximate increase/decrease to sales and net income of $7.0 million and $1.5 million, respectively.

For additional discussion on our market risk, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited the accompanying consolidated statements of financial position of Rogers Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rogers Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 18, 2011

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (Dollars in thousands, except share amounts)
	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$80,135	$57,738
Short-term investments	186	399
Accounts receivable, less allowance for doubtful accounts of $1,630 and $4,867	61,995	46,179
Accounts receivable from joint ventures	1,338	2,654
Accounts receivable, other	3,773	909
Taxes receivable	1,706	2,677
Inventories	47,574	33,826
Prepaid income taxes	1,938	1,949
Deferred income taxes	1,492	484
Asbestos-related insurance receivables	8,563	6,944
Assets held for sale	5,841	5,841
Other current assets	7,042	4,615
Total current assets	221,583	164,215

Property, plant and equipment, net of accumulated depreciation of $182,435 and $173,033	120,087	123,140
Investments in unconsolidated joint ventures	25,452	33,968
Deferred income taxes	17,120	8,227
Goodwill and other intangibles	35,984	10,340
Asbestos-related insurance receivables	20,733	20,466
Long-term marketable securities	33,592	37,908
Investments, other	5,000	5,000
Other long-term assets	5,323	4,214
Total assets	$484,874	$407,478

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,296	$9,308
Accrued employee benefits and compensation	26,692	16,081
Accrued income taxes payable	1,528	1,349
Asbestos-related liabilities	8,563	6,944
Other current liabilities	12,362	9,163
Total current liabilities	65,441	42,845

Pension liability	31,980	28,641
Retiree health care and life insurance benefits	8,144	8,053
Asbestos-related liabilities	21,159	20,587
Non-current income tax	15,339	8,299
Deferred income taxes	8,745	5,406
Other long-term liabilities	3,534	697

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,841,341 and 15,743,491 shares outstanding	15,841	15,743
Additional paid-in capital	33,194	25,160
Retained earnings	295,044	260,473
Accumulated other comprehensive loss	(13,547)	(8,426)
Total shareholders' equity	330,532	292,950
Total liabilities and shareholders' equity	$484,874	$407,478

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For each of the fiscal years in the three-year period ended December 31, 2010
(Dollars in thousands, except per share amounts)
	2010	2009	2008

Net sales	$379,188	$291,821	$365,362
Cost of sales	242,487	212,546	251,399
Gross margin	136,701	79,275	113,963

Selling and administrative expenses	89,554	68,549	82,215
Research and development expenses	19,789	17,395	21,885
Restructuring and impairment charges	-	22,903	-
Operating income (loss)	27,358	(29,572)	9,863

Equity income in unconsolidated joint ventures	8,658	5,462	6,236
Other income, net	1,366	1,040	6,060
Realized investment loss:
Increase (decrease) in fair value of investments	1,271	1,507	-
Less: Portion of gains in accumulated other comprehensive loss	1,824	1,871	-
Net impairment loss	(553)	(364)	-

Interest income, net	184	377	2,947
Gain on acquisition or disposal	3,173	2,908	-
Income (loss) from continuing operations before income taxes	40,186	(20,149)	25,106

Income tax expense	5,615	42,721	3,489

Income (loss) from continuing operations	34,571	(62,870)	21,617

Income from discontinued operations, net of taxes	-	-	1,676
Gain on sale of discontinued operations, net of taxes	-	-	3,222
Income from discontinued operations, net of taxes	-	-	4,898

Net income (loss)	$34,571	$(62,870)	$26,515

Basic net income (loss) per share:
Income (loss) from continuing operations	$2.19	$(4.01)	$1.38
Income from discontinued operations, net	-	-	0.31
Net income (loss)	$2.19	$(4.01)	$1.69

Diluted net income (loss) per share:
Income (loss) from continuing operations	$2.16	$(4.01)	$1.36
Income from discontinued operations, net	-	-	0.31
Net income (loss)	$2.16	$(4.01)	$1.67

Shares used in computing:
Basic	15,800,913	15,691,579	15,714,884
Diluted	16,005,662	15,691,579	15,924,172

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 30, 2007	$16,415	$37,636	$296,828	$13,102	$363,981

Comprehensive income (loss):
Net income	-	-	26,515	-	26,515
Other comprehensive income (loss):
Foreign currency translation	-	-	-	(2,438)	(2,438)
Pension and OPEB, net of tax	-	-	-	(29,235)	(29,235)
Unrealized loss on marketable securities, net of tax				(4,092)	(4,092)
Unrealized gain on derivative instruments, net of tax				546	546
Total comprehensive income (loss)					(8,704)
Stock options exercised	99	3,241	-	-	3,340
Stock issued to directors	3	77	-	-	80
Shares issued	44	1,206	-	-	1,250
Share buyback	(907)	(29,093)			(30,000)
Stock-based compensation expense	-	5,644	-	-	5,644
Tax benefit on stock options exercised	-	553	-	-	553
Balance at December 31, 2008	15,654	19,264	323,343	(22,117)	336,144

Comprehensive income (loss):
Net income (loss)	-	-	(62,870)	-	(62,870)
Other comprehensive income (loss):
Foreign currency translation	-	-	-	1,732	1,732
Pension and OPEB, net of tax	-	-	-	11,225	11,225
Unrealized gain on marketable securities, net of tax	-	-	-	1,422	1,422
Unrealized loss on derivative instruments, net of tax				(688)	(688)
Total comprehensive income (loss)					(49,179)
Stock options exercised	37	1,017	-	-	1,054
Stock issued to directors	10	77	-	-	87
Shares issued	42	123	-	-	165
Stock-based compensation expense	-	4,679	-	-	4,679
Balance at December 31, 2009	15,743	25,160	260,473	(8,426)	292,950

Comprehensive income (loss):
Net income (loss)	-	-	34,571	-	34,571
Other comprehensive income (loss):
Foreign currency translation, net of tax	-	-	-	(4,589)	(4,589)
Pension and OPEB, net of tax	-	-	-	(2,286)	(2,286)
Unrealized gain on marketable securities, net of tax	-	-	-	1,612	1,612
Unrealized gain on derivative instruments, net of tax	-	-	-	142	142
Total comprehensive income (loss)					29,450
Stock options exercised	26	764	-	-	790
Stock issued to directors	38	(10)	-	-	28
Shares issued	34	652	-	-	686
Stock-based compensation expense	-	6,628	-	-	6,628
Balance at December 31, 2010	$15,841	$33,194	$295,044	$(13,547)	$330,532

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the fiscal years in the three-year period ended December 31, 2010
(Dollars in thousands)	2010	2009	2008
Operating Activities
Net income	$34,571	$(62,870)	$26,515
Income from discontinued operations		-	(1,676)
Gain on sale of discontinued operations		-	(3,222)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,111	17,961	18,397
Stock-based compensation expense	6,628	4,679	5,644
Deferred income taxes	(8,381)	43,424	(5,138)
Excess tax benefit related to stock award plans	-	-	(553)
Equity in undistributed income of unconsolidated joint ventures, net	(8,658)	(5,462)	(6,236)
Dividends received from unconsolidated joint ventures	10,329	2,669	8,996
Pension and postretirement benefits	5,838	6,452	3,556
Impairment charges	-	17,983	-
Gain on acquisition/disposal	(3,173)	(2,908)	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(15,700)	(4,335)	29,512
Accounts receivable from joint ventures	(537)	531	183
Inventories	(10,765)	9,999	7,394
Other current assets	(1,716)	323	1,554
Accounts payable and other accrued liabilities	21,466	(17,980)	(6,981)
Pension and postretirement contribution	(6,409)	(9,128)	(10,465)
Other, net	6,163	1,275	4,582
Net cash provided by operating activities of continuing operations	45,767	2,614	72,062
Net cash provided by (used in) operating activities of discontinued operations	-	-	(2,781)
Net cash provided by operating activities	45,767	2,614	69,281

Investing Activities
Capital expenditures	(12,607)	(12,087)	(21,004)
Proceeds from sale of business, net of cash received	-	-	10,519
Acquisition of business	(25,908)	(7,400)	-
Proceeds from disposition of an unconsolidated joint venture	9,272	-	-
Investment activity, other	-	(5,000)	-
Purchases of short-term investments	-	-	(132,690)
Maturities of short-term investments	-	-	135,990
Redemptions of long-term investments	5,800	6,600	-
Return of investment in unconsolidated joint ventures, net	919	-	-
Net cash used in investing activities	(22,524)	(17,887)	(7,185)

Financing Activities
Proceeds from sale of capital stock, net	790	688	1,214
Excess tax benefit related to stock award plans	-	-	553
Proceeds from issuance of shares to employee stock purchase plan	686	672	1,618
Purchase of stock from shareholders	-	-	(30,000)
Net cash provided by (used in) financing activities	1,476	1,360	(26,615)

Effect of exchange rate fluctuations on cash	(2,322)	1,481	(1,639)

Net increase (decrease) in cash and cash equivalents	22,397	(12,432)	33,842

Cash and cash equivalents at beginning of year	57,738	70,170	36,328

Cash and cash equivalents at end of year	$80,135	$57,738	$70,170

Supplemental disclosure of noncash investing and financing activities
Deferred purchase price for acquisition of business	$2,910	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Rogers Corporation manufactures specialty materials, which are sold to targeted markets around the world. As discussed in our quarterly reports, in the second quarter of 2010, we realigned how we manage our business and therefore our segment reporting structure.  Our previous reporting structure was comprised of four reportable segments – High Performance Foams, Printed Circuit Materials, Custom Electrical Components and Other Polymer Products.  Our new reporting structure is comprised of three major categories of businesses – Core Strategic, Development Stage, and Other.  The Core Strategic category includes our three major operating segments – High Performance Foams, Printed Circuit Materials, and Power Distribution Systems.  The Development Stage category contains two operating segments – Printed and Electronic Solutions (formerly our Durel operating segment that was reported in the Custom Electrical Components reportable segment) and Thermal Management Solutions (formerly reported in the Other Polymer Products reportable segment).  This category represents our start up and new business development initiatives.  Lastly, the Other segment is an aggregate of our remaining operating segments – elastomer components, polyimide laminate systems and composite materials.  We believe this structure reflects how our management team currently views and manages our business and it clearly presents our business operations to our investors.

Core Strategic

High Performance Foams:  This operating segment consists of polyurethane and silicone foam products, which includes two joint ventures that manufacture products consisting primarily of high-performance urethane and silicone foams.  These foams are designed to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous mechanical and environmental requirements.  These materials are sold primarily though fabricators and OEM’s on a worldwide basis.

Printed Circuit Materials:  This operating segment includes printed circuit board laminate products for high frequency, high performance applications.  These products tend to be proprietary materials that provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power in analog, digital, and microwave equipment.  These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

Power Distribution Systems: This operating segment is comprised of power distribution system components which are primarily in the ground transportation markets and renewable energy applications on a worldwide basis.

Development Stage

Printed and Electronic Solutions: This operating segment includes electroluminescent lamps and inverters.  These products are custom designed electronic components tailored to the specific need of each of a wide range of applications and sold primarily to electronic subsystem assemblers.

Thermal Management Solutions: This operating segment consists of our thermal management business which was formed in the fourth quarter of 2007 and is targeted at serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices.

Other

Our Other reportable segment includes elastomer components, polyimide laminate systems and nonwoven composite materials.  Elastomer component products include floats for fill level sensing in fuel tanks, motors and storage tanks and elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines, and automated teller machines; nonwoven composite materials are manufactured for medical padding, industrial prefiltration applications, and consumable supplies in the lithographic printing industry and thermal management products.

All prior periods have been recast accordingly for the new presentation.

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

For all periods and amounts presented, reclassifications have been made for discontinued operations.  On October 31, 2008, we completed the sale of our Induflex operating segment, which had been aggregated in our Other reportable segment.  See “Note 17 – Discontinued Operations” for further discussion.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates market value.

Marketable Securities

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of income.  If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Net impairment loss” in our consolidated statements of income.  Except for amounts recorded related to the auction rate securities, we have not recorded any such write down in the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.  See “Note 2 – Fair value Measurements” for further discussion on the auction rate securities.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at rates of exchange in effect at each year-end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are made to the income statement as a component of “Other income, net”.  Currency transaction adjustments are reported as income or expense and resulted in a gain of $1.3 million during 2010, a loss of $0.5 million during 2009, and a gain of $0.7 million for the fiscal year ended 2008.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of the related receivables, including the length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances where we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on management’s estimates and takes into consideration historical trends, market conditions and the composition of our customer base.

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $13.0 million and $8.1 million at December 31, 2010 and 2009, respectively, are valued by the last-in, first-out (LIFO) method.  These inventories accounted for 31% of total gross inventory for 2010 and 32% of total gross inventory for 2009.  The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (FIFO) costs.

If the inventories valued using the LIFO method had been valued at FIFO costs, they would have been approximately $5.2 million and $4.7 million higher at December 31, 2010 and December 31, 2009.

Inventories consist of the following:

(Dollars in thousands)	December 31, 2010	December 31, 2009

Raw materials	$14,979	$8,992
Work-in-process	6,422	3,842
Finished goods	26,173	20,992
	$47,574	$33,826

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost.  For financial reporting purposes, provisions for depreciation are calculated on a straight-line basis over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-25
Machinery and equipment	5-15
Office equipment	3-10

Goodwill and Intangible Assets

Intangible assets are classified into three categories:  (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  We review goodwill, which has an indefinite life, for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired.  We review intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as economic downturn in a market or a change in the assessment of future operations.

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

Purchased patents, covenants-not-to-compete and licensed technology are capitalized and amortized on a straight-line or accelerated basis over their estimated useful lives.

Environmental and Product Liabilities

We accrue for our environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated.  For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including existing technology, current laws and regulations and prior remediation experience.  For sites with multiple potential responsible parties (PRPs), we consider our likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs.  Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued.  When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded for the estimated insurance reimbursement amount.  We are exposed to the uncertain nature inherent in such remediation and the possibility that initial estimates will not reflect the final outcome of a matter.

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

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers.  Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base.  We periodically perform credit evaluations on our customers.  At December 31, 2010 and 2009 there was not one customer who accounted for more than ten percent of the total accounts receivable.  We did not experience significant credit losses on customers’ accounts in 2010, 2009, or 2008.

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

Revenue Recognition

Revenue from product sales to customers is recognized when title passes, when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
	2010	2009	2008
Numerator:
Net income (loss) from continuing operations	$34,571	$(62,870)	$21,617

Denominator:
Denominator for basic earnings per share – weighted averages shares	15,800,913	15,691,579	15,714,884
Effect of stock options	204,749	-	209,288
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	16,005,662	15,691,579	15,924,172

Basic net income (loss) from continuing operations per share	$2.19	$(4.01)	$1.38
Diluted net income (loss) from continuing operations per share	2.16	(4.01)	1.36

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

On December 31, 2010 we had outstanding option contracts intended to minimize foreign currency exposures on our consolidated statements of financial position, none of which were designated as hedges. The effects of the contracts in place at the end of 2010 are recorded directly to our statement of income.  As of December 31, 2009 and 2008, we had outstanding option contracts used to hedge foreign currency cash flow and balance sheets.  Some of our contracts from 2009 and 2008 were designated as hedges, while others were not.  For those that are not designated as hedges, the effects of these contracts are recorded directly to our statement of income.

Advertising Costs

Advertising is expensed as incurred and amounted to $1.4 million for 2010, $1.4 million for 2009 and $1.6 million for 2008.

Variable-Interest Entities

We had an investment in a variable interest entity (VIE) through the first quarter of 2010, at which time the entity was dissolved.  We had determined that we were not the primary beneficiary and, as such, did not consolidate the entity as of December 31, 2009 or 2008.  The VIE identified was Polyimide Laminate Systems, LLC (PLS), a 50% owned joint venture with Mitsui Chemicals, Inc.  The joint venture sold adhesiveless laminates for trace suspension assemblies and was established in October 1999.  Sales of PLS were approximately $15.9 million and $23.2 million in 2009 and 2008, respectively.  Our maximum exposure to loss as a result of our involvement with PLS was limited to our equity investment, which was approximately $40,000 at December 31, 2009, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $1.3 million and $2.5 million at December 31, 2009 and 2008, respectively.

Stock-Based Compensation

Stock-based compensation is comprised of stock options and restricted stock.  Stock options are measured at the grant date, based on the grant-date fair value of the awards ultimately expected to vest and in most cases, is recognized as an expense, on a straight-line basis, over the vesting period, which is four years.  A provision in our stock option agreements requires us to accelerate the expense for retirement eligible employees.  We develop estimates used in calculating the grant-date fair value of stock options to determine the amount of stock-based compensation to be recorded. We calculate the grant-date fair value using the Black-Scholes valuation model. The use of this valuation model requires estimates of assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates.  Restricted stock compensation expense is based on achievement of certain performance and service conditions.  The fair value of the awards is determined based on the market value of the underlying stock price at the grant date.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2010	Level 1	Level 2	Level 3
Auction rate securities	$33,778	$-	$-	$33,778
Foreign currency option contracts	1,306	-	1,306	-
Pension assets	125,261	70,097	44,857	10,307

(Dollars in thousands)	Carrying amount as of December 31, 2009	Level 1	Level 2	Level 3
Auction rate securities	$38,307	$-	$-	$38,307
Foreign currency option contracts	1,398	-	1,398	-
Pension assets	114,595	26,468	77,399	10,728

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

The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.  We do not believe there have been changes in the values of these assets as of December 31, 2010.

(Dollars in thousands)	Carrying amount as of December 31, 2009	Level 1	Level 2	Level 3
Property, plant and equipment	$17,983	$-	$17,983	$-

Auction Rate Securities

As of December 31, 2010, we held approximately $37.6 million of auction rate securities at par which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  As of December 31, 2009, we held approximately $43.4 million of auction rate securities at par.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined, based on the market conditions at the time, that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.

During 2010, approximately $5.8 million of auction rate securities were redeemed at par value, compared to $6.6 million in 2009.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2010.  This analysis resulted in an insignificant change in the fair value of our auction rate securities and total impairment of $3.8 million on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $0.9 million and one amount representing an impairment due to all other factors for $2.9 million.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  As of December 31, 2010, this amount is $0.2 million.  The securities that we hold have maturities ranging from 21 to 37 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2009	$38,307
Redeemed at par	(5,800)
Reported in accumulated other comprehensive loss	1,824
Reported in earnings	(553)
Balance at December 31, 2010	$33,778

A rollforward of credit losses recognized in earnings is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2009	$364
Credit losses recorded	633
Reduction in credit losses due to redemptions	(80)
Balance at December 31, 2010	$917

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

As of year end 2010, we have entered into four hedge programs.  These programs, which do not qualify as cash flow hedges, are intended to minimize foreign currency exposures on our consolidated statements of financial position.

Notional Values of Derivative Instruments
Currency (000s)
Euro	€ 4,800
U.S. Dollar	$ 16,000

(Dollars in thousands)	The Effect of Derivative Instruments on the Financial Statements for the year ended December 31, 2010		Fair Values of Derivative Instruments as of December 31, 2010
Foreign Exchange Option Contracts	Location of loss	Amount of loss	Other Assets
Contracts not designated as hedging instruments	Other income, net	$(35)	$1,306

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

NOTE 4 – ACQUISITION OF BUSINESS

SK Utis Co., Ltd.

On March 23, 2010, we entered into an acquisition agreement with SK Utis Co., Ltd. (Utis) and its parent, SK Chemical Co., Ltd. (SK Chemical), both Korean companies, to purchase the common stock of Utis and certain intellectual property owned by SK Chemical related to the Utis business, for an aggregate purchase price of $29.1 million.  The agreement called for an initial payment of $26.0 million, which was made on March 31, 2010, when the transaction closed, which gave us a 90% interest in the outstanding stock of Utis and full ownership of the intellectual property.  SK Chemical will retain a 10% interest in Utis for a two year period, at which point we will purchase the remaining 10% share for a fixed price of $3.1 million.

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

The acquisition has been accounted for in accordance with applicable purchase accounting guidance.  The following table represents the fair market value assigned to the acquired assets and liabilities in the transaction.  The total fair value of net assets acquired is net of a $0.4 million working capital adjustment that was finalized in the third quarter of 2010. In the fourth quarter of 2010, we increased goodwill by $1.5 million for a tax related adjustment.

(Dollars in thousands)

Assets:
Accounts receivable	$2,725
Inventory	1,890
Other current assets	685
Property, plant & equipment	1,978
Intangible assets	9,250
Goodwill	15,574
Total assets	32,102

Liabilities
Accounts payable	1,328
Other current liabilities	492
Other long-term liability	1,517
Total liabilities	3,337

Fair value of net assets acquired	$28,765

Total costs incurred related to the acquisition were approximately $0.9 million and are included in Selling and administrative expense on the consolidated statement of operations.

As of the date of the acquisition, we acquired 90% of the equity of Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of Utis in two years.  Therefore, we have consolidated 100% of the activities of Utis in accordance with applicable accounting guidance.  Operational results were included beginning in the second quarter of 2010.  The deferred purchase price at the date of purchase was recorded at its present value (approximately $2.9 million) and is classified as a long-term liability on our consolidated statement of financial position.

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
$10,308

The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred.  As a result, we recognized a gain of $2.9 million in the second quarter of 2009, which was recorded in our consolidated statements of operations.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2010	December 31, 2009

Land	$16,122	$14,238
Buildings and improvements	110,041	113,714
Machinery and equipment	126,657	124,229
Office equipment	25,465	23,313
Equipment in process	24,237	20,679
	302,522	296,173
Accumulated depreciation	(182,435)	(173,033)
Total property, plant and equipment, net	$120,087	$123,140

Depreciation expense was $15.0 million in 2010, $17.9 million in 2009, and $18.4 million in 2008.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

(Dollars in thousands)	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,041	$1,091	$950	$1,322	$1,025	$297
Technology	6,423	1,448	4,975	1,207	798	409
Covenant not-to-compete	1,604	668	936	625	625	-
Customer relationships	4,324	387	3,937	-	-	-
Total other intangible assets	$14,392	$3,594	$10,798	$3,154	$2,448	$706

Gross carrying amounts may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense for 2010 was approximately $1.1 million and was minimal for the same period in 2009.  The anticipated future amortization expense is $1.8 million, $1.6 million, $1.5 million, $1.2 million and $1.0 million for 2011, 2012, 2013, 2014 and 2015, respectively.

The weighted average amortization period as of December 31, 2010, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	8.2
Technology	4.7
Covenant not-to-compete	3.2
Customer relationships	3.5
Total other intangible assets	4.9

On November 2, 2010, we entered into a technology license agreement with Polyworks, Inc.  Included in this agreement was $2.0 million of intangible assets.  These assets are amortized on a straight line basis over 10 years.

On March 31, 2010, we acquired the assets of Utis, which included $9.3 million of intangible assets and $15.6 million of goodwill.  The intangibles assets are comprised of trademarks, technology, covenants not-to-compete and customer relationships.  These intangibles are amortized using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

On April 30, 2009, we completed the acquisition of certain assets of MTI Global Inc.’s silicones business.  Included in this acquisition was $0.7 million of intangible assets comprised of trademarks, patents and technology.  These assets are amortized on a straight line basis over 20 years.

Goodwill

The changes in the carrying amount of goodwill for the period ending December 31, 2010, by segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Distribution Systems	Printed and Electronic Solutions	Thermal Management Solutions	Other	Total
December 31, 2009	$7,410	$-	$--	$-	$-	$2,224	$9,634
Utis acquisition	15,574	-	-	-	-	-	15,574
Foreign currency translation adjustment	(22)	-	-	-	-	-	(22)
December 31, 2010	$22,962	$-	$-	$-	$-	$2,224	$25,186

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of December 31, 2010, we had two joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation	China	High Performance Foams	December 31

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

In October 2010, we sold our ownership interest in the 50/50 joint venture, Rogers Chang Chun Technology Co., Ltd. (RCCT) to our joint venture partner, Chang Chun Plastics Co., Ltd., for $9.3 million, which resulted in a $3.2 million gain recorded during 2010.

Equity income related to our share of the underlying net income of the joint ventures amounted to $8.7 million $5.5 million, and $6.2 million, for 2010, 2009, and 2008, respectively.  We had commission income from PLS of $0.6 million $1.8 million, and $2.6 million, for 2010, 2009, and 2008, respectively, which is included in “Other income, net” on our consolidated statements of income.

Summarized Information for Joint Ventures:

(Dollars in thousands)	December 31, 2010	December 31, 2009

Current assets	$41,429	$58,278
Noncurrent assets	19,842	26,558
Current liabilities	10,367	16,900
Shareholders’ equity	50,904	67,936

	For the years ended:
(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

Net sales	$104,570	$95,321	$114,436
Gross profit	21,302	16,078	15,842
Net income	17,316	10,924	12,472

The effect of sales made between the unconsolidated joint ventures and us were appropriately accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

NOTE 8 - INVESTMENT

In the third quarter of 2009, we made a strategic investment of $5.0 million in Solicore, Inc., headquartered in Lakeland, Florida.  Solicore is the world leader for embedded power solutions, offering its patented Flexicon advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices.  Our investment, part of a total of $13.3 million raised by Solicore in that financing round, provides us with a minority equity stake in Solicore and representation on Solicore’s Board of Directors.  We account for this investment under the cost method as we cannot exert significant influence.  We also entered into a joint development agreement with Solicore to develop the next generation of power solution products.  As part of the agreement, we will have the exclusive right to have the option to manufacture a significant portion of the products that result from this collaboration, if we so choose.

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

In addition, we sponsor multiple fully insured or self funded medical plans and a fully insured life insurance plan for retirees.  The measurement date for all plans for 2010 and 2009 is December 31, 2010 and December 31, 2009, respectively.

We are required, as an employer, to: (a) recognize in our statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and our obligations that determine our funded status as of the end of the fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in accumulated other comprehensive income.  In addition, actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of accumulated other comprehensive income and amortized into net periodic pension cost in future periods.

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

Obligations and Funded Status
(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2010	2009	2010	2009
Change in benefit obligation:

Benefit obligation at beginning of year	$145,052	$136,603	$9,055	$8,735
Service cost	3,563	3,137	661	571
Interest cost	8,345	8,377	398	541
Actuarial (gain) loss	8,824	2,163	(34)	181
Benefit payments	(8,444)	(6,288)	(931)	(973)
Plan amendments	-	1,060	-	-
Benefit obligation at end of year	157,340	145,052	9,149	9,055

Change in plan assets:

Fair value of plan assets at beginning of year	114,595	91,925	-	-
Actual return on plan assets	13,632	20,803	-	-
Employer contributions	5,478	8,155	931	973
Benefit payments	(8,444)	(6,288)	(931)	(973)
Fair value of plan assets at end of year	125,261	114,595	-	-

Funded status	$(32,079)	$(30,457)	$(9,149)	$(9,055)

Amounts recognized in the consolidated balance sheets consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2010	2009	2010	2009

Non-current assets	$-	$-	$-	$-
Current liabilities	(99)	(1,816)	(1,005)	(1,002)
Non-current liabilities	(31,980)	(28,641)	(8,144)	(8,053)
Net amount recognized at end of year	$(32,079)	$(30,457)	$(9,149)	$(9,055)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2010	2010

Net Actuarial Loss	$41,183	$3,198
Prior Service Cost	2,721	(1,307)
Net amount recognized at end of year	$43,904	$1,891

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $157.3 million, $141.3 million and $125.3 million, respectively, as of December 31, 2010 and $145.1 million, $129.9 million and $114.6 million, respectively, as of December 31, 2009.

Components of Net Periodic Benefit Cost
				Postretirement Health and
	Pension Benefits			Life Insurance Benefits
(Dollars in thousands)	2010	2009	2008	2010	2009	2008

Service cost	$3,563	$3,137	$4,632	$661	$571	$598
Interest cost	8,345	8,377	7,940	398	541	465
Expected return of plan assets	(9,628)	(8,364)	(10,405)	-	-	-
Amortization of prior service cost	600	518	513	(626)	(656)	(697)
Amortization of net loss	1,824	2,174	242	329	298	268
Curtailment charge/(credit)	372	114	-	-	(258)	-
Settlement gain	-	-	-	-	-	-
Net periodic benefit cost	$5,076	$5,956	$2,922	$762	$496	$634

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $2.2 million and $0.6 million, respectively.  The estimated net loss (gain) and prior service cost for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.3 million and ($0.6 million).

Assumptions

Weighted-average assumptions used to determine benefit obligations at year-end:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2010	2009	2010	2009

Discount rate	5.50%	6.00%	4.50%	4.75%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net benefit cost for years ended:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2010	2009	2010	2009

Discount rate	5.50%	6.00%	4.50%	4.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

To determine the expected long-term rate of return on plan assets, we review portfolio performance, the historical long-term rate of return, and how any change in the allocation of the assets could affect the anticipated returns. Adjustments are made to the historical rate of return if it is deemed necessary to obtain the desired long-term rate of return with the current allocation of assets.

For measurement purposes as of December 31, 2010, we assumed annual healthcare cost trend rates of 7% and 8.5% for covered healthcare benefits for retirees pre-age 65 and post-age 65, respectively.  The rates were assumed to decrease gradually to 5% and 5.5%, respectively, in 2014 and remain at those levels thereafter.  For measurement purposes as of December 31, 2009, we assumed annual healthcare cost trend rates of 8% and 9.5% for covered healthcare benefits for retirees pre-age 65 and post-age 65, respectively.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease

Effect on total of service and interest cost	$91,240	$(83,087)
Effect on other postretirement benefit obligations	557,196	(515,293)

Plan Assets

Our defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations.  Overall investment risk is mitigated by maintaining a diversified portfolio of assets.

Asset allocation target ranges were established to meet our investment objectives.  The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition.  The target allocations for plan assets were approximately 57% equity securities and 43% debt securities for 2010, and these are the target allocations for 2011.

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

The estimated fair values of the participation units owned by the Plan in pooled separate accounts are based on quoted redemption values and adjusted for management fees and asset charges, as determined by the record keeper, on the last business day of the Plan year. Pooled separate accounts are accounts established solely for the purpose of investing the assets of one or more plans. Funds in a separate account are not commingled with other assets of the Company for investment purposes.

The following table presents the fair value of the net assets, by asset category, at December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009

Pooled separate accounts	$44,857	$77,399
Mutual funds	39,111	-
Common stock	30,802	26,289
Guaranteed deposit account	10,307	10,728
Interest bearing cash	184	179
Total investments, at fair value	$125,261	$114,595

The following tables sets forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2010 and 2009.

	Assets at Fair Value as of December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Pooled separate accounts	$-	$44,857	$-	$44,857
Mutual funds	39,111	-	-	39,111
Common stock	30,802	-	-	30,802
Guaranteed deposit account	-	-	10,307	10,307
Interest bearing cash	184	-	-	184
Total assets at fair value	$70,097	$44,857	$10,307	$125,261

	Assets at Fair Value as of December 31, 2009
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Pooled separate accounts	$-	$77,399	$-	$77,399
Common stock	26,289	-	-	26,289
Guaranteed deposit account	-	-	10,728	10,728
Interest bearing cash	179	-	-	179
Total assets at fair value	$26,468	$77,399	$10,728	$114,595

The table below sets forth a summary of changes in the fair value of the Guaranteed deposit account’s Level 3 assets for the year ended December 31, 2010.

(Dollars in thousands)	Guaranteed Deposit Account

Balance at beginning of year	$10,728
Realized gains (losses)	-
Unrealized gains relating to instruments still held at the reporting date	701
Purchases, sales, issuances and settlements (net)	(1,122)
Transfers in and/or out of Level 3	-
Balance at end of year	$10,307

Cash Flows

Contributions

At the current time, we have met the minimum funding requirements for our qualified defined benefit pension plans and are therefore not required to make a contribution to the plans in 2011 for any past years.  In 2010 and 2009, we made annual contributions to the pension plans of approximately $5.5 million and $8.2 million, respectively.  As there is no funding requirement for the nonqualified defined benefit pension plans and the Retiree Health and Life Insurance benefit plans, we will contribute the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans.  The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows.  The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2010.

(Dollars in thousands)
	Pension Benefits	Retiree Health and Life Insurance Benefits

2011	$6,754	$1,005
2012	7,373	935
2013	7,554	871
2014	7,718	833
2015	7,943	870
2016-2020	46,800	5,302

NOTE 10 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees.  Employees can defer an amount they choose, up to the yearly IRS limit, which is $16,500 in 2010 and 2009. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations.  Beginning in 2008, our matching contribution changed from a 50% match on the first 5% of an eligible employee’s annual pre-tax contribution to 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%.  Also, beginning in 2008, our matching contribution is no longer invested in Rogers’ stock. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $1.5 million in 2010, $1.5 million in 2009 and $1.6 million in 2008, which related solely to our matching contributions.

NOTE 11 - DEBT

Long-Term Debt

On November 23, 2010, we terminated our existing $50 million Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, a successor in interest to Citizens Bank of Connecticut, and concurrently entered into a $165 million, secured revolving credit agreement (Credit Agreement) with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.

The Credit Agreement provides for the extension of credit in the form of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Credit Agreement, which is November 23, 2014.  Borrowings under the Credit Agreement will bear interest based on one of two options.  Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 1.00-1.75%, depending on leverage ratio.  The base reference rate will be the greater of (a) the prime rate, (b) federal funds effective rate plus 0.5%, and (c) adjusted 1-month London interbank offered (“LIBO”) rate plus 1.00%.  Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 2.00-2.75%, depending on leverage ratio.  Associated with the Credit Agreement, we capitalized $1.4 million of debt issuance costs which will be amortized over the life of the agreement, which is four years.

Among other restrictions, we are restricted in our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  The key financial covenants include a requirement for us to maintain, at the end of each fiscal quarter ending on or after December 31, 2010, a fixed charge coverage ratio of no less than 3.0 to 1.0 and a leverage ratio of no more than 2.50 to 1.0.   If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

There were no borrowings pursuant to the Credit Agreement at December 31, 2010, nor any borrowings under the previous facility as of December 31, 2009.  We were in compliance with all covenants at December 31, 2010 and 2009.  In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik Electronics GmbH.  For further information, see Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

At December 31, 2010 we had certain standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:
•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai)

No amounts were owed on the LOCs as of December 31, 2010 and 2009, respectively.

Interest

We paid an unused commitment fee of approximately $0.2 million in 2010 and $19,000 in 2009, and there were no interest charges in either year.  In 2008 we paid $18,000 to renew the facility.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 12 - INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2010	2009	2008
Domestic	$2,259	$(32,465)	$4,924
International	37,927	12,316	20,182
Total	$40,186	$(20,149)	$25,106

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2010
Domestic	$7,890	$(9,528)	$(1,638)
International	6,106	1,147	7,253
Total	$13,996	$(8,381)	$5,615

2009
Domestic	$(4,042)	$43,902	$39,860
International	3,328	(5,698)	(2,370)
State	11	5,220	5,231
Total	$(703)	$43,424	$42,721

2008
Domestic	$697	$(3,174)	$(2,477)
International	7,891	(1,537)	6,354
State	39	(427)	(388)
Total	$8,627	$(5,138)	$3,489

Deferred tax assets and liabilities as of December 31, 2010 and 2009, are comprised of the following:

(Dollars in thousands)	2010	2009
Deferred tax assets
Accrued employee benefits and compensation	$10,770	$8,732
Postretirement benefit obligations	14,409	14,636
Tax credit carryforwards	14,666	8,649
Reserves and accruals	3,912	5,740
Depreciation and amortization	17,586	20,018
Other	2,356	3,079
Total deferred tax assets	63,699	60,854
Less deferred tax asset valuation allowance	(45,087)	(52,143)
Total deferred tax assets, net of valuation allowance	18,612	8,711
Deferred tax liabilities
Investment in joint ventures, net	676	267
Depreciation and amortization	7,647	5,139
Other	422	-
Total deferred tax liabilities	8,745	5,406
Net deferred tax asset	$9,867	$3,305

We currently have approximately $10.7 million of foreign tax credits that begin to expire in 2018, $3.4 million of research and development credits that begin to expire in 2026, and $0.6 million of minimum tax credits that can be carried forward indefinitely.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes.  The reasons for this difference are as follows:

(Dollars in thousands)	2010	2009	2008

Tax expense at Federal statutory income tax rate	$14,065	$(7,052)	$8,787
International tax rate differential	(4,625)	(6,085)	(3,185)
Foreign source income, net of tax credits	3,487	(817)	(241)
General business credits	(775)	(485)	(517)
Tax exempt interest	(65)	(132)	(834)
Valuation allowance change	(7,599)	57,258	-
Acquisition related expenses	974	-	-
Provision to return adjustment	-	-	(1,072)
Other	153	34	551
Income tax expense	$5,615	$42,721	$3,489

We are eligible for a tax holiday on the earnings of our subsidiaries in China.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years that gradually increases to the 25% full rate of tax in 2012.  In 2010, RSZ reported pretax income of $18.1 million, which was subject to a tax rate of 22%.  In 2009, RSZ reported pretax income of $4.6 million which was subject to a tax rate of 10%.  The tax rate in effect in 2011 will be 24%, and will increase to the full rate of 25% in 2012.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), also a wholly-owned subsidiary of ours, RSH was subject to a reduced rate of tax that gradually increases to the 25% full rate of tax in 2012.  In 2010, RSH reported pretax income of $4.8 million which was subject to a tax rate of 22%.  In 2009, RSH reported pretax income of $1.9 million which was subject to a tax rate of 20%.  The tax rate in effect in 2011 will be 24%, and will increase to the full rate of 25% in 2012.

We had a valuation allowance of $45.1 million and $52.1 million, at December 31, 2010 and December 31, 2009, respectively, against certain of our U.S. deferred tax assets.  The decrease in the valuation allowance is primarily due to utilization of deferred tax assets as a result of having taxable income and development of a tax planning strategy.  A valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of our deferred tax assets is more likely than not.  In determining the need for a valuation allowance, we are required to consider available tax planning strategies.  In the fourth quarter of 2010, we developed a tax planning strategy that would allow us to recognize certain deferred tax assets, resulting in a reduction of our valuation allowance.  We believe that this strategy is reasonable, prudent, and feasible, and we will implement this strategy, if need be, to ensure that this portion of our deferred tax asset does not expire.  In both 2010 and 2009, we were in a cumulative three-year loss position in the U.S.. As the realization of deferred taxes is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment, we concluded that given the weight of both positive and negative evidence, a valuation allowance should be placed against a significant portion of our U.S. deferred tax assets, for which there is neither a tax planning strategy nor other source of taxable income against which it would offset.

Through December 31, 2010, we have not paid U.S. income taxes on approximately $108.3 million of unremitted foreign earnings because substantially all such earnings are intended to be reinvested indefinitely outside the U.S.

There were no tax benefits from the exercise of stock options in 2010 or 2009.  There was $0.6 million of benefits in 2008.  These tax benefits have been allocated to additional paid-in-capital in stockholder’s equity when realized.

Income taxes paid, net of refunds, were $4.6 million, $1.1 million, and $8.7 million, in 2010, 2009, and 2008, respectively.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the years ending December 31, 2010, and December 31, 2009, is as follows:

(Dollars in thousands)	2010	2009
Beginning balance	$7,585	$8,679
Gross increases - tax positions in prior period	7,024	1,305
Gross decreases - tax positions in prior period	(407)	-
Gross increases - current period tax positions	1,427	971
Settlements	-	(2,954)
Lapse of statute of limitations	(1,298)	(416)
Ending balance	$14,331	$7,585

If the December 31, 2010 balance of $14.3 million is recognized, approximately $6.3 million would decrease the effective tax rate in the period in which each of the benefits is recognized.  The remaining amount would be offset by the reversal of related deferred tax assets.  Excluded from the balance above is $0.7 million and $0.2 million at December 31, 2010, and December 31, 2009, respectively, which were presented in the balance sheet as a direct offset of the corresponding deferred tax asset.  At December 31, 2010, and December 31, 2009, we had accrued potential interest and penalties of approximately $1.0 million, and $0.7 million, respectively.  The potential interest and penalties are included as a component of income tax expense.  It is reasonably possible that a reduction of unrecognized tax benefits between $0.5 million and $1.0 million, of which only a minimal amount would impact our effective tax rate, may occur within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax years from 2007 through 2010 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2007.

NOTE 13 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income (Loss)

Accumulated balances related to each component of accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	December 31, 2010	December 31, 2009

Foreign currency translation adjustments, net of tax	$12,507	$17,096
Funded status of pension plans and other post retirement benefits, net of tax	(24,996)	(22,710)
Unrealized loss on marketable securities, net of tax	(1,058)	(2,670)
Unrealized gain (loss) on derivative instruments, net of tax	-	(142)
Accumulated other comprehensive income (loss)	$(13,547)	$(8,426)

Capital Stock and Equity Compensation Awards

Under the Rogers Corporation 2009 Long-Term Equity Compensation Plan we may grant stock options to officers, directors, and other key employees at exercise prices that are at least equal to the fair market value of our stock on the date of grant. Under our older plans, stock options to officers, directors, and other key employees could be granted at exercise prices that were as low as 50% of the fair market value of our stock as of the date of grant.  However, in terms of these older plans, virtually all such options were granted at exercise prices equal to the fair market value of our stock as of the date of grant. With shareholder approval of the Rogers Corporation 2009 Long-Term Equity Compensation Plan, no new equity awards will be granted from our older plans. Except for grants made in 2004 and 2005, regular options granted to employees in the United States become exercisable over a four-year period from the grant date and expire ten years after the date of grant.  Stock option grants were also made to non-management directors, on a semi-annual basis, with the last of such grants being made in June of 2008. Beginning in December of 2008, each non-management director was awarded deferred stock units instead of stock options.  Such deferred stock units permit non-management directors to receive, at a later date, one share of Rogers stock for each deferred stock unit with no payment of any consideration by the director at the time the shares are received.  For director stock options, the exercise price was equal to the fair market value of our stock as of the grant date and they are immediately exercisable and expire ten years after the date of grant. Our 2005 Equity Compensation Plan and our 2009 Long-Term Equity Compensation Plan also permit the granting of restricted stock and certain other forms of equity awards to officers and other key employees, although as mentioned above, no new equity awards are being made pursuant to the 2005 plan.  Stock grants in lieu of cash compensation are also made to non-management directors and the Stock Acquisition Program, approved in 2009, is now being used for such grants if a non-management director chooses to receive Rogers stock in lieu of cash compensation.

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2010	December 31, 2009

Stock acquisition program	120,883	121,680
Stock options and restricted stock	2,898,871	3,038,118
Rogers Employee Savings and Investment Plan	193,126	184,553
Rogers Corporation Global Stock Ownership Plan for Employees	254,490	288,224
Stock to be issued in lieu of deferred compensation	57,445	67,843
Total	3,524,815	3,700,418

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted in 2010, 2009 and 2008 were calculated using the following weighted average assumptions:

	December 31, 2010	December 31, 2009	December 30, 2008
Options granted	340,150	356,375	322,922
Weighted average exercise price	$24.26	$23.59	$31.91
Weighted-average grant date fair value	$11.40	$9.62	$15.01
Assumptions:
Expected volatility	45.41%	47.37%	39.84%
Expected term (in years)	5.9	5.9	7.0
Risk-free interest rate	3.12%	2.79%	3.28%
Expected dividend yield	--	-	-

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

In most cases, we recognize expense using the straight-line attribution method.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3%. This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

A summary of the activity under our stock option plans as of December 31, 2010 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	2,401,318	$38.40
Options granted	340,150	24.26
Options exercised	(30,675)	31.33
Options cancelled	(84,422)	38.92
Options outstanding at December 31, 2010	2,626,371	36.63	5.5	$15,858,497
Options exercisable at December 31, 2010	1,674,979	41.98	4.0	4,540,857
Options vested or expected to vest at December 31, 2010 *	2,597,829	36.74	5.5	15,518,967

*
In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.1 million and $0.2 million, respectively.  The total amount of cash received from the exercise of these options was $0.8 million and $1.0 million, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2010 and 2009 was approximately $4.0 million and $3.4 million, respectively.

As of December 31, 2010, there was $3.5 million of total unrecognized compensation cost related to unvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

We recognized $4.0 million and $3.4 million of compensation expense related to stock options for the years ended December 31, 2010 and December 31, 2009, respectively.

A summary of activity under the stock options plans for the fiscal years ended 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	2,401,318	$38.40	2,184,878	$40.11	1,989,646	$40.39
Granted	340,150	24.26	356,375	23.59	322,922	31.91
Exercised	(30,675)	31.33	(61,620)	17.51	(98,524)	17.05
Cancelled	(84,422)	38.92	(78,315)	35.29	(29,166)	45.89
Outstanding at year-end	2,626,371	$36.63	2,401,318	$38.40	2,184,878	$40.11
Options exercisable at end of year	1,674,979		1,586,720		1,602,016

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2008 cliff vested at the end of the three-year period and eligible participants were eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2008 grant did not meet performance measures and there was no payout.  The 2009 and 2010 grants cliff vest at the end of the three-year period, except for those receipients who are retirement eligible, and therefore have awards that are subject to accelerated vesting.   Eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cash flow.

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

A summary of activity under the restricted stock plans for the fiscal years ended 2010, 2009 and 2008 is presented below:

	2010	2009	2008
Non-vested shares outstanding at beginning of year	100,900	78,950	44,800
Awards granted	37,350	46,250	34,150
Awards issued	-	(24,300)	-
Awards expired	(20,500)	-	-
Non-vested shares outstanding at year-end	117,750	100,900	78,950

As of the first quarter of 2010, the restricted stock granted in 2007 was forfeited, due to the performance target not being reached that was required for vesting of this grant.

We recognized $1.4 million and $0.2 million of compensation expense related to restricted stock for the years ended December 31, 2010 and 2009, respectively.  The 2010 expense represents no projected payout for the 2008 grants, and a projected payout of 67% and 200% for the awards granted in 2009 and 2010, respectively.  The 2009 expense represented no projected payout for the 2007 and 2008 grants, and a projected payout of 17% for the awards granted in 2009.

As of December 31, 2010, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.5 million of compensation expense associated with the plan in each of the years ended December 31, 2010 and 2009.

Common Stock Repurchase Plan

On February 15, 2008, our Board of Directors approved a buyback program, under which we were authorized to repurchase up to an aggregate of $30 million in market value of common stock over a twelve-month period.  Through the three months ended March 30, 2008 we repurchased 906,834 shares of common stock for $30.0 million, which completed this buyback program.  There has been no stock buyback program in place since March 30, 2008.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

Our principal noncancellable operating lease obligations are for building space and vehicles.  The leases generally provide that we pay maintenance costs. The lease periods typically range from one to five years and include purchase or renewal provisions.  We also have leases that are cancellable with minimal notice.  Lease expense was $3.1 million in 2010, $2.2 million in 2009, and $1.5 million in 2008.

Future minimum lease payments under noncancellable operating leases at December 31, 2010, in the aggregate, are $6.3 million.  Of this amount, annual minimum payments are $2.4 million, $1.5 million, $1.1 million, $0.7 million and $0.6 million for years 2011 through 2015, respectively.

Environmental Activities and General Litigation

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of December 31, 2010, which approximates our share of the low end of the range.  We believe we are a de minimis participant and have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Environmental Protection (CT DEP) and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual soil contamination at the site, we had proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEP.  The CT DEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  During the third quarter of 2009, one of the additional wells tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  During 2010, the additional wells tested positive for contamination and therefore a pump and treat system was installed to alleviate further contamination of the ground water.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.

In addition, during the first quarter of 2010, we discovered PCB contamination of the building at our Woodstock, Connecticut facility, due to it having contained the equipment that was the source of the original PCB soil contamination.  During the second quarter of 2010, it was concluded that remediation of the contamination within the facility will cost between $0.5 million and $1.5 million; therefore we recorded a liability of $0.5 million related to the building contamination, which represents the low end of the estimated range.

We believe that these situations will continue for several more years and no time frame for completion can be estimated at the present time.

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

We did not mine, mill, manufacture or market asbestos; rather we made a limited number of products which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

•	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2010, there were approximately 194 pending claims compared to approximately 167 pending claims at December 31, 2009.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 194 claims pending as of December 31, 2010, 59 claims do not specify the amount of damages sought, 132 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000 each; one (1) claim alleges compensatory damages of $65,000,000 and punitive damages of $60,000,000 and one (1) claim alleges compensatory and punitive damages of $1,000,000 each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the year ended December 31, 2010, we were able to have 163 claims dismissed and settled 20 claims.  For the year ended December 31, 2009, 96 claims were dismissed and 22 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $5.5 million for 2010, compared to $7.6 million for the full year 2009.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the limited amount and variability of our claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

•	Insurance Coverage

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with industry standards, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement

To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims.  There is a new cost sharing agreement between us and such insurance carriers which is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted.  This new four year agreement expires on January 25, 2015 and replaces on older agreement that had expired.

•	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end  2010 and the estimated liability and estimated insurance recovery, for the five-year period through 2015, is $29.7 million and $29.3 million, respectively.  As of December 31, 2009, the estimated liability and estimated insurance recovery, for the five-year period through 2014, was $27.5 million and $27.4 million respectively.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

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

Other Environmental and General Litigation

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location of the manufacturing operations of our elastomer component and float businesses prior to the relocation of these businesses to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and, although under no legal obligation to voluntarily remediate the site, we believed that remediation procedures would have to be performed in order to successfully sell the property.  We determined that the potential remediation cost range would be approximately $0.4 million to $1.0 million and would most likely approximate the mid-point of this range.   We therefore recorded a $0.7 million charge in the fourth quarter of 2005.  During the third quarter of 2008, the remediation for this site was completed.  Due to the remediation not being as extensive as originally estimated, we reduced the accrual by approximately $0.5 million and paid approximately $0.2 million in costs associated with the remediation work.  During 2009, we entered into the post-remediation monitoring period, which was required to continue for a minimum of four quarters up to a maximum of eight quarters.  Monitoring has now been completed and the CT DEP has concluded that no further remediation work is required.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary level insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess level insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  In December 2010, we settled the suit filed against Fireman’s Fund Insurance Company and received a payment of $2.5 million.  This is recorded in operating income and as an operating activity in the Consolidated Financial Statements.  These funds will be used in the normal business operations.

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

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

In the second quarter of 2010, we concluded our annual long-term strategic planning process and, as a result of these efforts, as well as the continuing evolution of the business environment in which we operate, determined that a realignment of our segment structure was appropriate for the management our business operations.  Our previous reporting structure was comprised of four reporting segments – Printed Circuit Materials, High Performance Foams, Custom Electrical Components and Other Polymer Products.

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

Core Strategic

High Performance Foams:  This operating segment consists of polyurethane and silicone foam products, which includes two joint ventures that manufacture products consisting primarily of high-performance urethane and silicone foams.  These foams are designed to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous mechanical and environmental requirements.  These materials are sold primarily though fabricators and OEM’s on a worldwide basis.

Printed Circuit Materials:  This operating segment includes printed circuit board laminate products for high frequency, high performance applications.  These products tend to be proprietary materials that provide highly specialized electrical and mechanical properties to meet the demands imposed by increasing speed, complexity, and power in analog, digital, and microwave equipment.  These materials are fabricated, coated and/or customized as necessary to meet customer demands and are sold worldwide.

Power Distribution Systems: This operating segment is comprised of power distribution system components which are primarily in the ground transportation markets and renewable energy applications on a worldwide basis.

Development Stage

Printed and Electronic Solutions: This operating segment includes electroluminescent lamps and inverters.  These products are custom designed electronic components tailored to the specific need of each of a wide range of applications and sold primarily to electronic subsystem assemblers.

Thermal Management Solutions: This operating segment consists of our thermal management business, which was formed in the fourth quarter of 2007 and is targeted at serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices.

Other

Our Other reportable segment includes elastomer components, polyimide laminate systems and nonwoven composite materials.  Elastomer component products include floats for fill level sensing in fuel tanks, motors and storage tanks and elastomer rollers and belts for document handling in copiers, computer printers, mail sorting machines, and automated teller machines; nonwoven composite materials are manufactured for medical padding, industrial prefiltration applications, and consumable supplies in the lithographic printing industry and thermal management products.

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

Reportable Segment Information
(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Distribution Systems	Printed and Electronic Solutions	Thermal Management Solutions	Other	Total

2010
Net sales	$149,671	$141,055	$42,059	$9,576	$986	$35,841	$379,188
Operating income (loss)	17,378	10,951	2,873	(2,012)	(3,864)	2,032	27,358
Total assets	226,738	117,077	91,410	13,877	1,954	33,818	484,874
Capital expenditures	3,679	5,825	1,605	54	420	1,024	12,607
Depreciation & amortization	6,705	2,793	5,301	359	417	536	16,111
Investment in unconsolidated joint ventures	25,452	-	-	-	-	-	25,452
Equity income in unconsolidated joint ventures	7,746	-	-	-	-	912	8,658

2009
Net sales	$104,824	$112,917	$40,293	$10,473	$224	$23,090	$291,821
Operating income (loss)	5,054	250	3,172	(24,395)	(3,746)	(9,907)	(29,572)
Total assets	164,378	97,990	99,588	13,166	1,125	31,231	407,478
Capital expenditures	3,093	7,214	1,332	166	137	145	12,087
Depreciation & amortization	6,660	2,663	5,659	172	1,837	970	17,961
Investment in unconsolidated joint ventures	26,052	40	-	-	-	7,876	33,968
Equity income (loss) in unconsolidated joint ventures*	5,756	-	-	-	-	(294)	5,462

2008
Net sales	$119,462	$123,215	$43,670	$48,904	$116	$29,995	$365,362
Operating income (loss)	20,553	(2,990)	4,489	(4,626)	(3,616)	(3,947)	9,863
Total assets	182,383	99,743	100,603	52,806	1,847	46,057	483,439
Capital expenditures	3,897	12,161	2,542	1,211	478	715	21,004
Depreciation & amortization	6,610	3,073	4,781	580	1,797	1,556	18,397
Investment in unconsolidated joint ventures	22,915	8,136	-	-	-	-	31,051
Equity income in unconsolidated joint ventures	6,079	157	-	-	-	-	6,236
* Results of RCCT are included in the Other reportable segment as of 2009.

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2010	2009	2008	2010	2009

United States	$111,498	$80,191	$102,649	$64,608	$63,038
Asia	180,962	136,563	174,903	66,349	40,328
Europe	72,507	62,920	73,501	25,114	30,114
Other	14,221	12,147	14,309	-	-
Total	$379,188	$291,821	$365,362	$156,071	$133,480

(1)	Net sales are attributed to countries based on the location of the customer.
(2)	Long-lived assets are based on the location of the asset and include goodwill and other intangibles and property, plant and equipment.

NOTE 16 - RESTRUCTURING / IMPAIRMENT CHARGES

The following table summarizes the restructuring and impairment charges (recoveries) recorded in income from continuing operations for each of the fiscal years in the three-year period ended December 31, 2010:

(Dollars in thousands)
	2010	2009	2008
Inventory charges (1)
Printed Circuit Materials	$--	$380	$--
Printed and Electronic Solutions	--	430	--
	--	810	--

Inventory recoveries (2)
Printed Circuit Materials	--	--	(1,015)
Printed and Electronic Solutions	--	--	(2,742)
	--	--	(3,757)

Property, plant and equipment charges (4)
High Performance Foams	--	559	--
Printed Circuit Materials	--	800	77
Printed and Electronic Solutions	--	8,643	100
Thermal Management Solutions		242
Other	--	7,739	--
	--	17,983	177

Prepaid license charges (3)
Printed and Electronic Solutions	--	--	335
	--	--	335

Severance (5)	--	4,920	--

Total charges (benefit)	$--	$23,713	$(3,245)

(1)	These amounts were included in cost of sales on our consolidated statements of income.
(2)
These amounts were included in cost of sales on our consolidated statements of income.  These amounts were related to the sale of previously reserved inventory, for which restructuring and impairment charges were recorded for in 2007.

(3)	These amounts were included in selling and administrative expenses on our consolidated statements of income. These amounts related to restructuring and impairment activities which occurred in 2007.
(4)
These amounts were included in restructuring and impairment charges on our consolidated statements of income in 2009.  Amounts relating to 2008 were included in cost of sales in our consolidated statements of income.

(5)	These amounts have been included in restructuring and impairment on our consolidated statements of income.

2009

During 2009, we recorded approximately $23.7 million in restructuring and impairment charges, of which $0.8 million is recorded in “Cost of Sales” on our consolidated statements of operations.  The restructuring and impairment charges were comprised of the following:

•
$18.0 million in charges related to the impairment of certain long-lived assets in our Flexible Circuit Materials ($7.7 million), Printed and Electronic Solutions ($8.6 million), Printed Circuit Materials ($0.8 million), Thermal Management Systems ($0.3 million)  and High Performance Foams ($0.6 million);

•	$4.9 million in severance related to a workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves at Printed and Electronic Solutions and Thermal Management Solutions, which is recorded in “Cost of sales” on our consolidated statements of operations.

These charges are discussed in greater detail below.

•	Flexible Circuit Materials

In the second quarter of 2009, as part of our strategic planning process, our management team determined that we would exit the flexible circuit materials market and effectively discontinue any new product development or research in this area.  Over the previous several years, the flexible circuit materials market had experienced increased commoditization of its products, which resulted in increased competition and extreme pricing pressures.  In 2008, we took certain initial actions to streamline our flexible circuit materials business, including shifting production of certain products to our joint venture in Taiwan, and retaining only certain, higher margin products.  However, in 2009 we determined that the future markets for these products were very limited and did not fit with the strategic direction of the Company.  Therefore, we determined that we would immediately stop production of certain remaining flexible circuit materials products and continue to support only select customers for a limited time period going forward, ultimately resulting in the abandonment of our wholly-owned flexible circuit materials business.

As a result of these management decisions, we determined it appropriate to evaluate the assets related to this business for valuation issues.  This analysis resulted in an impairment charge related to specific equipment located in our Belgian facility.  This equipment was to be used primarily for the development of certain flexible circuit materials-related products; however, based on the decision to abandon the business, this equipment was no longer of use to us.  We recognized an impairment charge in 2009 of approximately $6.0 million related to this equipment and wrote it down to an estimated salvage value of approximately $2.0 million.  This charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  We are currently marketing this building for sale and recorded an impairment charge in 2009 of approximately $1.6 million to reflect the current fair market value of the building less costs to sell.  The remaining asset value of $4.0 million is classified as an “asset held for sale” in the “current asset” section of our condensed consolidated statements of financial position.  The impairment charge is reported in the “Restructuring and impairment” line item in our consolidated statements of operations.

Further, as part of the decision to exit the flexible circuit materials business, we recorded additional reserves on certain inventory that will no longer be sold of approximately $0.4 million.  This charge was reported as part of cost of sales in our consolidated statements of operations.

Lastly, we recorded an impairment charge in 2009 on certain residual assets pertaining to the flexible circuit materials business in Asia of approximately $0.1 million, which was reported in the “Restructuring and impairment charges” line item in our consolidated statements of operations.

These charges were reported in our Other reportable segment.

•	High Performance Foams

During the fourth quarter of 2009, we recorded an impairment charge of $0.6 million on our manufacturing facility located in Richmond, Virginia which was acquired as part of the acquisition of certain assets of MTI Inc.  The building was classified as an “asset held for sale” when acquired in the second quarter of 2009.  Market conditions at the time resulted in the fourth quarter impairment charge.

This charge was in our High Performance Foams operating segment.

•	Printed and Electronic Solutions

Over the past few years, our Printed and Electronic Solutions (PES) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took certain initial steps to restructure the PES business for this decline, as we shifted the majority of our manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they were not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge was reported in 2009 in the “Restructuring and impairment” line item in our consolidated statements of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported in 2009 as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the Printed and Electronic Solutions business, as described above, we made the decision to market for sale the facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.  Technically, the building does not meet the definition of an asset-held-for-sale, per the relevant accounting guidance, and therefore it will continue to be classified as “Property, plant and equipment” on our consolidated statement of financial position at December 31, 2010.

These charges were reported in our Printed and Electronic Solutions operating segment.

•	Printed Circuit Materials

Early in 2008, management determined based on forecasts at that time that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time, but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we believed that we would not need this equipment as we had sufficient capacity to meet our current needs and the China facility would be available in time to satisfy any increase in demand.  Therefore, we determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge in 2009 of approximately $0.8 million which was reflected in the “Restructuring and impairment” line item on our consolidated statements of operations.

These charges were reported in our Printed Circuit Materials operating segment.
.

•	Thermal Management Solutions

In the second quarter of 2009 as part of our strategic planning process, our management team determined that we would abandon the development of certain products related to our thermal management solutions start up business, specifically products related to our thermal interface material (TIM).  We had not been successful in developing this product and were not confident in its future market potential; therefore, we chose to abandon its development to focus solely on the development of aluminum silicon carbide products, which we believe have a stronger market potential.  This decision resulted in a charge of approximately $0.3 million from the impairment of certain assets related to TIM production.  This charge was reflected in 2009 in the “Restructuring and impairment” line item on our consolidated statements of operations.

These charges were reported in our Thermal Management Solutions operating segment.
.
•	Severance

In the first half of 2009, we announced certain cost reduction initiatives that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $4.9 million in severance charges in 2009, and paid out approximately $3.8 million in severance during 2009, with the remaining $1.1 million being paid out during 2010.

A summary of the activity in the accrual for severance is as follows:

(Dollars in thousands)
Balance at December 31, 2009	$1,088
Provisions	-
Payments	(1,088)
Balance at December 31, 2010	$-

We did not record any restructuring or impairment charges during 2010.

NOTE 17 - DISCONTINUED OPERATIONS

On October 31, 2008, we closed on an agreement to sell the shares of our Induflex subsidiary to BV Capital Partners.  Under the terms of the agreement, Rogers received approximately €10.7 million (US$13.6 million at the October 31, 2008 spot price), which represented the purchase price of approximately 8.9 million euros plus other amounts due under the agreement.  In addition to this purchase price, there is an opportunity for Rogers to receive additional earnout amounts for three years from the date of the sale based on the future performance of the divested business.  As of December 31, 2010, no such earnout has been earned, and we do not anticipate there to be any earnout earned upon completion of the three year period.

This subsidiary had been aggregated in our Other reportable segment.  Net income of $1.7 million had been reflected as discontinued operations in the accompanying consolidated statements of income for the year ended December 31, 2008.  The net gain reflected as discontinued operations during the year ended December 31, 2008 includes a $3.2 million gain related to the sale of Induflex.  Net sales associated with the discontinued operations were $16.7 million for the year ended December 31, 2008.  The tax related to the discontinued operations was $0.2 million of tax expense for December 31, 2008.  There was no effect on operating results in 2010 and 2009, as a result of this discontinued operation.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2010 and 2009.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Net sales	$83,936	$96,608	$101,331	$97,313
Gross Margin	30,259	37,335	36,835	32,272

Net income	6,854	8,313	8,856	10,548

Net income per share:
Basic	$0.43	$0.53	$0.56	$0.67
Diluted	$0.43	$0.52	$0.55	$0.65

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in thousands, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$65,475	$67,368	$81,019	$77,959
Gross Margin	13,929	17,043	24,597	23,706

Net income (loss)	(8,718)	(67,533)	6,331	7,050

Net income (loss) per share:
Basic	$(0.56)	$(4.31)	$0.40	$0.45
Diluted	$(0.56)	$(4.31)	$0.40	$0.45

NOTE 19 – SUBSEQUENT EVENTS

On January 4, 2011, we completed the acquisition of 100% of the stock of Curamik Electronics GmbH (Curamik), for €116 million (US$147.3 million), subject to post closing adjustments.  Curamik is based in Eschenbach, Germany and is a developer and manufacturer of power electronics substrate materials.  As part of the acquisition, in addition to acquiring the stock of Curamik, we acquired 100% of the stock of two wholly owned subsidiaries, Curamik Electronics K.K. of Tokyo, Japan and Curamik Electronics Inc. of Dallas, Texas.  We also acquired certain assets of Electro-Thermal-Technologies & Components Limited, a subsidiary of Curamik incorporated and located in Hong Kong.

We used cash on hand and an existing credit facility to fund the purchase price.  The credit facility was used for $145 million, which was drawn on January 3, 2011.  The borrowing will bear interest at an initial rate of 4.75% per annum between January 3, 2011 and January 6, 2011, which is based on the Prime Rate plus a spread of 150 basis points.  From January 7, 2011 onwards, the interest rate will be the sum of the one month LIBO rate plus a spread of between 200-275 basis points, with the actual spread determined by our leverage ratio.  All borrowings under this credit agreement are due and mature on November 23, 2014, but we may prepay at any time.

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period

Allowance for Doubtful Accounts

December 31, 2010	$4,867	$(66)	$(3,355)	$184	$1,630
December 31, 2009	1,171	3,704	(158)	150	4,867
December 31, 2008	1,376	(57)	(173)	25	1,171

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2010.  The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

–	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
–
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

As discussed in Note 4 to the Consolidated Financial Statements, on March 31, 2010, the Company acquired SK Utis Co., Ltd (Utis).  For purposes of evaluating internal controls over financial reporting, we determined that the internal controls of Utis would be excluded from the internal control assessment as of December 31, 2010, due to the timing of the closing of the acquisition.  For the year ended December 31, 2010, Utis contributed less than 3 percent of total revenue of the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which report appears below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SK Utis Co., Ltd, which is included in the 2010 consolidated financial statements of Rogers Corporation and constituted $29.6 million and $26.5 million of total and net assets, respectively, as of December 31, 2010 and $9.1 million and ($0.3) million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Rogers Corporation also did not include an evaluation of the internal control over financial reporting of SK Utis Co., Ltd.

In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Rogers Corporation and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 18, 2011

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, Director Qualifications and Experience’, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors - Meetings of Certain Committees” in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.  Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is hereby incorporated into the Item 10 by reference.

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

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Board of Directors - Directors’ Compensation”, “Board of Directors - Meetings of Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2010, the end of the Company’s fiscal year.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2010

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (4)	Weighted average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a) (5)

Equity Compensation Plans Approved by Security Holders
Rogers Corporation 1988 Stock Option Plan	48,108	$48.76	-
Rogers Corporation 1994 Stock Compensation Plan	30,601	$39.74	-
Rogers Corporation 1998 Stock Incentive Plan	334,901	$36.98	-
Rogers Corporation 2005 Equity Compensation Plan	885,499	$41.04	-
Rogers Corporation 2009 Long-Term Equity Compensation Plan	636,600	$23.92	5,600
Rogers Corporation Global Stock Ownership Plan For Employees (1)	-	-	254,490

Equity Compensation Plans Not Approved by Security Holders
Rogers Corporation 1990 Stock Option Plan (2)	690,662	$41.14	-
Rogers Corporation Stock Acquisition Program (3)	-	-	120,883

Total (4)	2,626,371	$36.53	380,973

(1)	This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended.

(2)
The Rogers Corporation 1990 Stock Option Plan was adopted in 1990 to award officers and key employees of Rogers with stock option grants. Under this plan, options generally have an exercise price equal to at least the fair market value of Rogers’ stock as of the date of grant. Regular options generally have a ten-year life and generally vest in one-third increments on the second, third and fourth anniversary dates of the grant, except for the grants made to most employees in 2004 and 2005. Such 2004 and 2005 stock options were immediately vested upon grant, but any shares acquired upon option exercise during the first four years after the grant date could not be sold during the four year period if the individual was still actively employed at Rogers. Termination of employment because of retirement, or for certain other reasons, may shorten the vesting schedule, the expiration date or eliminate the aforementioned sales restriction.

(3)
The purpose of the Stock Acquisition Program is to enable non-management directors and executive officers to acquire shares of Rogers’ common stock in lieu of cash compensation at the then current fair market value of such common stock.

(4)
Does not include deferred stock units, restricted stock or phantom stock units.  As of 12/31/2010, 28,600 shares were reserved for deferred stock unit awards, 266,900 shares were reserved for restricted stock awards and 28,845 shares were reserved for phantom stock units related to the deferral of compensation ultimately to be paid in Rogers stock.

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

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions “Stock Ownership of Management” and “Beneficial Ownership of More Than Five Percent of Rogers Stock” in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Person Transactions” and “Director Independence” in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 15.  Exhibits, Financial Statement Schedules

(a)

(1)   and (2) Financial Statements and Schedules – See Item 8.

The following consolidated financial statements of the Company are included in Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Financial Position
  Consolidated Statements of Income
  Consolidated Statements of Shareholders’ Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules.

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

(3)  Exhibits.

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

2.1
Asset Purchase Agreement, dated as of March 23, 2009, by and among the Registrant, MTI Global Inc., MTI Specialty Silicones Inc., and MTI Leewood Germany GmbH, filed as Exhibit 2.1 to the Registrant’s Form 10-Q filed on May 5, 2009*+.

2.1.1
Amendment to Asset Purchase Agreement, dated as of April 30, 2009, by and among the Registrant, MTI Global Inc. and its wholly-owned subsidiaries, MTI Specialty Silicones Inc., and MTI Leewood Germany GmbH, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2009*+.

2.2
Acquisition Agreement, dated as of March 23, 2010, by and among the Registrant, SK Chemicals Co., Ltd. and SK Utis Co., Ltd., filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2010*.

2.3
Share Purchase and Transfer Agreement, dated December 31, 2010, among Rogers, Electrovac Curamik GmbH, Curamik Electronics GmbH, and DZ Equity Partner GmbH, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2011*.

3.1	Restated Articles of Organization of Rogers Corporation, as amended, filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

3.2	Amended and Restated Bylaws of Rogers Corporation, effective October 2, 2008, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008*.

4.1
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K.  The Registrant hereby agrees to furnish these instruments with the Commission upon request.

4.2
Shareholder Rights Agreement, dated as of February 22, 2007, between the Registrant and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s registration statement on form 8-A filed on February 23, 2007*.

10.1
Rogers Corporation 2004 Annual Incentive Compensation Plan**, filed as Exhibit 10c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003*. Amendment to Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit II to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009. Second Amendment to Rogers Corporation Annual Incentive Compensation Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 17, 2010*.

10.2
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

10.3
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

10.4
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

10.5
The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Non-Management Directors** (amended and restated effective as of October 24, 2007) was filed as Exhibit 10i to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*.  The July 30, 2009 amendment was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The December 7, 2010 amendment is filed herewith.

10.6
The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (amended and restated effective as of October 24, 2007) was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*. The May 20, 2008 amendment was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2008*.  The July 30, 2009 amendment was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The February 10, 2010 amendment was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 17, 2010*.  The December 7, 2010 amendment is filed herewith.

10.7
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

10.8
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

10.9
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

10.10
Rogers Corporation Amended and Restated Pension Restoration Plan** was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2008*.  The September 30, 2009 amendment was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The December 7, 2010 amendment is filed herewith.

10.11	Form of 1991 Special Severance Agreement**, filed as Exhibit 10s to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.12	Schedule of 1991 Special Severance Agreements**, filed as Exhibit 10t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.13	Form of Indemnification Agreement for Officers**, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10.14	Schedule of Indemnification Agreements for Officers**, filed as Exhibit 10r to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009*..

10.15	Form of Indemnification Agreement for Directors**, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on December 14, 2004*.

10.16	Schedule of Indemnification Agreements for Directors**, filed herewith.

10.17
Change in Control Severance Agreement**, dated March 3, 2004, by and between the Registrant and Robert C. Daigle, filed as Exhibit 10y to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.18
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Registrant and Robert D. Wachob, filed as Exhibit 10z to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.19
Change in Control Severance Agreement**, dated October 2, 1991, by and between the Registrant and Robert M. Soffer, filed as Exhibit 10aa to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.20
Change in Control Severance Agreement**, dated March 3, 1996, by and between the Registrant and John A. Richie, filed as Exhibit 10ab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.21
Change in Control Severance Agreement**, dated March 3, 2004, by and between the Registrant and Paul B. Middleton, filed as Exhibit 10ac to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.

10.22
Officer Special Severance Agreement**, dated February 1, 2006, by and between the Registrant and Dennis M. Loughran, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2006*.

10.23	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10.24	Revised Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10ag-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.25
Form of Non-Qualified Stock Option Agreement (For Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-8 dated April 28, 2005, and filed on April 29, 2005)*.

10.26
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*.

10.27
Revised Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10ah-2 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.28	Revised Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 23, 2006*

10.29
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

10.30	Form of Incentive Stock Option Agreement under the 2005 Plan**, filed as Exhibit 10.2 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.

10.31
Form on Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10.4 to the Registrant’s registration statement on Form S-8 filed on April 20, 2005*.

10.32
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10al-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006*.

10.33
Amended Form of Non-Qualified Stock Option Agreement (for Officers and Employees, without vesting) under the 2005 Plan**, filed as Exhibit 10al-2 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.34	Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-8 filed on April 29, 2005*.

10.35	Revised Form of Non-Qualified Stock Option Agreement (for Non-Employee Directors) under the 2005 Plan**, filed as Exhibit 10am-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.36	Form of Stock Appreciation Right Agreement under the 2005 Plan**, filed as Exhibit 10.6 to the Registrant’s registration statement on Form S-8 filed April 29, 2005*.

10.37	Form of Restricted Stock Agreement under the 2005 Plan**, filed as Exhibit 10.7 to the Registrant’s registration statement on Form S-8 filed April 29, 2005*.

10.38
Form of Performance-Based Restricted Stock Award Agreement under the 2005 Plan**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 and as amended on Form 8-K/A filed on May 10, 2006*.

10.39	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1988 Plan**, filed as Exhibit 10aq to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.40	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed as Exhibit 10ar to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.41	Form of Non-Qualified Stock Option Agreement (with vesting) under the 1988 Plan**, filed as Exhibit 10as to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.42
Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, with vesting) under the 1988 Plan**, filed as Exhibit 10at to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.43
Form of Non-Qualified Stock Option Agreement (for Officers, Employees, and Other Key Persons, without vesting) under the 1988 Plan**, filed as Exhibit 10au to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.44	Form of Non-Qualified Stock Option Agreement (without vesting) under the 1990 Plan**, filed as Exhibit 10av to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.45	Form of Non-Qualified Stock Option Agreement (for Employees, with vesting) under the 1994 Plan**, filed as Exhibit 10aw to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.46	Form of Non-Qualified Stock Option Agreement (for Employees, without vesting) under the 1994 Plan**, filed as Exhibit 10ax to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.47
Form of Non-Qualified Stock Option Agreement (for Officers and Employees, with vesting) under the 2005 Plan**, filed as Exhibit 10ay to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.48	Form of Incentive Stock Option Agreement (with vesting) under the 2005 Plan**, filed as Exhibit 10az to the Registrant’s Quarterly Report on Form 10-Q filed May 12, 2006*.

10.49
Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut dated November 13, 2006, filed as Exhibit 10aaa to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*+.

10.49.1
Amendment No. 1 dated as of November 10, 2007 to Multicurrency Revolving Credit Agreement with Citizens Bank of Connecticut, filed as Exhibit 10aaa-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10.49.2
Amendment No. 2 dated as of June 17, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, successor in interest to Citizens Bank of Connecticut, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10.49.3
Amendment No. 3 dated as of October 31, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10-aaa-3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*+.

10.49.4
Amendment No. 4 dated as of November 11, 2008 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10-aaa-4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*+.

10.49.5
Amendment No. 5 dated November 1, 2009 to Multicurrency Revolving Credit Agreement with RBS Citizens, National Association, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2009*.

10.50
Summary of October 27, 2006 Board of Directors Approved Amendments to (i) Rogers Corporation 1988 Stock Option Plan, as amended**, (ii) Rogers Corporation 1990 Stock Option Plan, as restated and amended**, (iii) Rogers Corporation 1994 Stock Compensation Plan, as restated and amended** and (iv) Rogers Corporation 1998 Stock Incentive Plan, as amended, and to Certain Other Employee Benefit or Compensation Plans**, filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10.51
Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended and restated**, filed as Exhibit 10aac to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007*.

10.52
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

10.53
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 10, 2007, filed as Exhibit 10aad-1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008*.

10.54
Guaranty Confirmation Agreement by Rogers KF, Inc., Rogers Specialty Materials Corporation, Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated as of June 17, 2008, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10.55
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

10.56
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

10.57
Guaranty Confirmation Agreement by Rogers Specialty Materials Corporation, Rogers KF, Inc., Rogers Japan Inc., Rogers Southeast Asia, Inc., Rogers Taiwan, Inc., Rogers Korea, Inc., Rogers Technologies Singapore, Inc., and Rogers Circuit Materials Incorporated, dated November 16, 2009, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2009*.

10.58	Securities Pledge Agreement dated as of June 17, 2008 with RBS Citizens, National Association, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2008*.

10.59
Amended and Restated Securities Pledge Agreement dated as of October 31, 2008 in favor of RBS Citizens, National Association, filed as Exhibit 10-aae-1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008*.

10.60	Amended and Restated Officer Special Severance Agreement with Robert D. Wachob**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10.61
Amended and Restated Officer Special Severance Agreement by and between the Registrant and Robert D. Wachob **, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2010*.

10.62	Amended and Restated Officer Special Severance Agreement with Dennis M. Loughran**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10.63	Officer Special Severance Agreement with Frank J. Gillern**, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10.64	Officer Special Severance Agreement with Michael L. Cooper**, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10.65	Settlement Agreement, dated January 6, 2009, between CalAmp Corp. and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on February 11,2009*.

10.66	Rogers Corporation 2009 Long-Term Equity Compensation Plan (the 2009 Plan), filed as Exhibit I to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.

10.67	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009*.

10.68	Rogers Compensation Recovery Policy**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2009*.

10.69	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009*.

10.70	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10.71	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10.72	Form of Restricted Stock Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10.73
Secured Revolving Credit Agreement, dated November 23, 2010, with JPMorgan Chase Bank, N.A. as administrative agent; HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A., filed herewith.

10.74	Pledge and Security Agreement, dated as of November 23, 2010, by and among the Registrant and World Properties, Inc., filed herewith.

10.75	Guaranty Agreement, dated as of November 23, 2010, by and among World Properties, Inc. in favor of JPMorgan Chase Bank, N.A., filed herewith,

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Marsh U.S.A., Inc., filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1
Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
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

ROGERS CORPORATION (Registrant)
/s/ Robert D. Wachob
Robert D. Wachob
President and Chief Executive Officer
Principal Executive Officer

Dated:  February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.
/s/ Robert D. Wachob	/s/ J. Carl Hsu
Robert D. Wachob President and Chief Executive Officer Director Principal Executive Officer	J. Carl Hsu Director
/s/ Dennis M. Loughran	/s/ Carol R. Jensen
Dennis M. Loughran Vice President, Finance, Chief Financial Officer and Principal Financial Officer	Carol R. Jensen Director
/s/ Ronald J. Pelletier	/s/ Eileen S. Kraus
Ronald J. Pelletier Corporate Controller and Principal Accounting Officer	Eileen S. Kraus Director
/s/ Michael F. Barry	/s/ William E. Mitchell
Michael F. Barry Director	William E. Mitchell Director
/s/ Charles M. Brennan, III	/s/ Robert G. Paul
Charles M. Brennan, III Director	Robert G. Paul Director
/s/ Gregory B. Howey	/s/ Peter C. Wallace
Gregory B. Howey Director	Peter C. Wallace Director