Form 10-Q
period 2011-03-31
ROGERS CORP
filed 2011-05-03
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer____                                       Accelerated filer     X

Non-accelerated filer  ____(Do not check if a smaller reporting company)           Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the registrant's common stock as of April 15, 2011 was 15,968,735.

ROGERS CORPORATION
FORM 10-Q

March 31, 2011

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010

Net sales	$136,059	$83,936
Cost of sales	93,948	53,677
Gross margin	42,111	30,259

Selling and administrative expenses	24,499	20,974
Research and development expenses	6,021	3,543
Operating income	11,591	5,742

Equity income in unconsolidated joint ventures	1,428	2,218
Other income, net	1,351	795
Realized investment loss:
Increase in fair value of investments	97	950
Less: Portion of gains in other comprehensive income	95	988
Net impairment gain (loss)	2	(38)

Interest income (expense), net	(1,579)	107
Income before income taxes	12,793	8,824

Income tax expense	3,359	1,970

Net income	$9,434	$6,854

Net income per share:
Basic	$0.59	$0.43
Diluted	0.57	0.43

Shares used in computing:
Basic	15,893,475	15,768,697
Diluted	16,528,710	15,896,518

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)
	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$66,135	$80,135
Short-term investments	-	186
Accounts receivable, less allowance for doubtful accounts of $1,758 and $1,630	86,889	61,995
Accounts receivable from joint ventures	2,154	1,338
Accounts receivable, other	1,967	3,773
Taxes receivable	245	1,706
Inventories	64,860	47,574
Prepaid income taxes	2,660	1,938
Deferred income taxes	1,604	1,492
Asbestos-related insurance receivables	8,563	8,563
Assets held for sale	1,841	5,841
Other current assets	10,829	7,042
Total current assets	247,747	221,583

Property, plant and equipment, net of accumulated depreciation of $221,098 and $182,435	155,934	120,087
Investments in unconsolidated joint ventures	23,875	25,452
Deferred income taxes	15,696	17,120
Goodwill and other intangibles	182,603	35,984
Asbestos-related insurance receivables	20,733	20,733
Long-term marketable securities	33,575	33,592
Investments, other	5,000	5,000
Other long-term assets	7,880	5,323
Total assets	$693,043	$484,874

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,711	$16,296
Accrued employee benefits and compensation	24,109	26,692
Accrued income taxes payable	3,018	1,528
Current portion of lease obligation	1,746	-
Asbestos-related liabilities	8,563	8,563
Other current liabilities	11,380	12,362
Total current liabilities	71,527	65,441

Long term debt	145,000	-
Long term lease obligation	9,096	-
Pension liability	31,980	31,980
Retiree health care and life insurance benefits	8,144	8,144
Asbestos-related liabilities	21,159	21,159
Non-current income tax	17,908	15,339
Deferred income taxes	25,286	8,745
Other long-term liabilities	3,557	3,534

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 15,955,395 and 15,841,341 shares issued and outstanding	15,955	15,841
Additional paid-in capital	37,454	33,194
Retained earnings	304,478	295,044
Accumulated other comprehensive income (loss)	1,499	(13,547)
Total shareholders' equity	359,386	330,532
Total liabilities and shareholders' equity	$693,043	$484,874
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities:
Net income (loss)	$9,434	$6,854
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,200	3,796
Stock-based compensation expense	858	2,588
Deferred income taxes	1,930	544
Equity in undistributed income of unconsolidated joint ventures, net	(1,428)	(2,218)
Dividends received from unconsolidated joint ventures	2,762	8,103
Pension and postretirement benefits	1,485	1,673
Gain from the sale of fixed assets	(1,900)	-
Amortization of inventory fair value	1,805	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(8,601)	(7,046)
Accounts receivable, joint ventures	(816)	(737)
Inventories	(5,615)	(2,477)
Pension contribution	-	(1,478)
Other current assets	(2,968)	(1,034)
Accounts payable and other accrued expenses	(22,886)	4,687
Other, net	(212)	(665)
Net cash provided by (used in) operating activities	(19,952)	12,590

Investing Activities:
Capital expenditures	(4,061)	(1,314)
Acquisition of business, net of cash received	(139,825)	(25,908)
Proceeds from the sale of fixed assets, net	5,900	-
Proceeds from short-term investments	300	600
Net cash used in investing activities	(137,686)	(26,622)

Financing Activities:
Proceeds from long term borrowings	145,000	-
Payments of long term borrowings acquired through acquisition	(7,273)	-
Proceeds from sale of capital stock, net	3,121	-
Proceeds from issuance of shares to employee stock purchase plan	396	380
Net cash provided by financing activities	141,244	380

Effect of exchange rate fluctuations on cash	2,394	(1,325)

Net decrease in cash and cash equivalents	(14,000)	(14,977)

Cash and cash equivalents at beginning of year	80,135	57,738

Cash and cash equivalents at end of quarter	$66,135	$42,761

Supplemental disclosure of noncash investing and financing activities
Deferred purchase price for acquisition of business	$-	$2,910

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

We changed the presentation of our external segment reporting structure as of the first quarter of 2011.  All prior periods have been recast accordingly for the new presentation. See Note 10 for further discussion regarding the new structure.

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2010.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of March 31, 2011	Level 1		Level 2	Level 3
Auction rate securities	$33,575	$		$-	$33,575
Foreign currency option contracts	$1,979		$-	$1,979	$-

Current accounting guidance requires that an other-than-temporary impairment must be recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.  Prior to the adoption of this guidance, we were required to record an other-than-temporary impairment for a security in an unrealized loss position unless we could assert that we had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery of its cost basis.

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

Through the end of the first quarter of 2011, approximately $17.1 million of auction rate securities in total have been redeemed at par value, including approximately $0.3 million in the first three months of 2011.  As of March 31, 2011, the par value of our remaining auction rate securities was $37.3 million, which was comprised 97% of student loan-backed auction rate securities and 3% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2010.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the first quarter of 2011 and a total impairment of $3.7 million overall on our current portfolio.

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

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2010	$33,778
Redeemed at par	(300)
Reported in other comprehensive income	95
Reported in earnings	2
Balance at March 31, 2011	$33,575

A roll-forward of credit losses recognized in earnings due to other-than-temporary impairment, pertaining to the auction rate securities held by us, is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2010	$917
Additional credit losses	-
Reduction in credit losses due to redemptions	(2)
Balance at March 31, 2011	$915

These securities currently earn interest at rates ranging from 0.35% to 0.65%.  Upon the failure of these securities at auction, a penalty interest rate was triggered.  Since the securities we hold are investment-grade securities, the penalty rates are market-based, and therefore the aggregate interest rate that we earned has declined from a historical rate of 3% to 7% due to reductions in the referenced interest rates by the Federal government.

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

As of the end of the first quarter of 2011, we have entered into five hedge programs.  These programs, which do not qualify as cash flow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.

Notional Values of Derivative Instruments (in thousands)
Euro	€4,800
U.S. Dollar	$16,000
Japanese Yen	¥230,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the three-month period ended March 31, 2011		Fair Values of Derivative Instruments as of March 31, 2011
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets

Contracts not designated as hedging instruments	Other income, net	$461	$1,979

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

Note 4 – Acquisition of Business

Curamik Electronics GmbH

On January 4, 2011, we acquired Curamik Electronics GmbH (Curamik), a manufacturer of power electronic substrate products headquartered in Eschenbach, Germany.  The aggregate purchase price was $151.1 million, which reflects post closing adjustments.

Curamik, founded in 1983, is the worldwide leader for development and production of direct copper bonded ceramic substrate products which are used primarily in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and hybrid electric vehicle drive systems.  Most of Curamik’s products are manufactured using state of the art automated processes in its facility located in Eschenbach, Germany.

The acquisition has been accounted for in accordance with applicable purchase accounting guidance.  The following table represents the preliminary fair market value assigned to the acquired assets and liabilities in the transaction.  As of the filing date of this Form 10-Q, we are still in the process of valuing the net assets of the business, including inventory, fixed assets and intangible assets.

(Dollars in thousands)

Assets:
Cash	$11,256
Accounts receivable	11,876
Other current assets	1,386
Inventory	12,259
Property, plant & equipment	32,312
Other non-current assets	1,808
Intangible assets	52,820
Goodwill	85,947
Total assets	209,664

Liabilities
Accounts payable	6,042
Other current liabilities	20,284
Deferred tax liability	15,923
Other long-term liabilities	16,334
Total liabilities	58,583

Fair value of net assets acquired	$151,081

For the first quarter of 2011, Curamik realized $32.9 million in sales and operating profits of $0.3 million.  It is impracticable to disclose comparable prior period amounts on a consistent basis as reported in this Form 10-Q, as the business acquired in the transaction was not consolidated as a reporting unit for the prior periods.

Total costs incurred related to the acquisition were approximately $3.4 million, of which $1.3 million were incurred in the first quarter of 2011 and are included in “Selling and administrative expenses” on our condensed consolidated statement of operations.

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

(Dollars in thousands)

Assets:
Accounts receivable	$2,725
Inventory	1,890
Other current assets	685
Property, plant & equipment	1,978
Intangible assets	9,250
Goodwill	15,574
Total assets	32,102

Liabilities
Accounts payable	1,328
Other current liabilities	492
Other long-term liabilities	1,517
Total liabilities	3,337

Fair value of net assets acquired	$28,765

Total costs incurred related to the acquisition were approximately $0.9 million in the first quarter of 2010 and are included in “Selling and administrative expenses” on the condensed consolidated statement of operations.

As of the date of the acquisition, we acquired 90% of the equity of Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of Utis in two years.  Therefore, we have consolidated 100% of the activities of Utis in accordance with applicable accounting guidance.  Operational results were included beginning in the second quarter of 2010.  The deferred purchase price at the date of purchase was recorded at its present value (approximately $2.9 million).  This is classified as a long-term liability on our condensed consolidated statement of financial position.

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Raw materials	$24,493	$14,979
Work-in-process	12,154	6,422
Finished goods	28,213	26,173
	$64,860	$47,574

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 2010

Net income	$9,434	$6,854
Foreign currency translation adjustments	14,964	(4,586)
Unrealized gain on marketable securities, net of tax	82	960
Unrealized loss on derivative instruments	-	(351)
Comprehensive income	$24,480	$2,877

The components of accumulated other comprehensive income (loss) at March 31, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Foreign currency translation adjustments	$27,471	$12,507
Funded status of pension plans and other postretirement benefits, net of tax	(24,996)	(24,996)
Unrealized loss on marketable securities, net of tax	(976)	(1,058)
Accumulated other comprehensive income (loss)	$1,499	$(13,547)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net income	$9,434	$6,854
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	15,893	15,769
Effect of dilutive stock options	636	127
Denominator for diluted earnings per share –
Adjusted weighted-average shares and assumed
conversions	16,529	15,896

Basic net income per share:	$0.59	$0.43
Diluted net income per share:	$0.57	$0.43

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three month periods ended March 31, 2011 and 2010 were calculated using the following weighted-average assumptions:

	Three Months Ended
	March 31, 2011	March 31, 2010
Options granted	-	339,650
Weighted average exercise price	-	$24.25
Weighted-average grant date fair value	-	11.41
Assumptions:
Expected volatility	-	45.41%
Expected term (in years)	-	5.86
Risk-free interest rate	-	3.12%
Expected dividend yield	--	--

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

In most cases, we recognize expense using the straight-line attribution method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, a forfeiture rate of approximately 3% and applied that rate to grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

During the three month periods ended March 31, 2011 and 2010 we recognized approximately $0.5 million and $2.1 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of March 31, 2011 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	2,626,371	36.63	5.5	$15,858,497
Options granted	-	-
Options exercised	(95,408)	32.71
Options cancelled	(3,316)	27.05
Options outstanding at March 31, 2011	2,527,647	36.79	5.6	27,475,580
Options exercisable at March 31, 2011	1,828,556	41.33	4.4	13,398,874
Options vested or expected to vest at March 31, 2011*	2,506,674	36.89	5.5	27,053,279

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the three month period ended March 31, 2011, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.2 million, and the total amount of cash received from the exercise of these options was $3.1 million.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  This restricted stock program is a performance based plan that awards shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2008 cliff vested at the end of the three-year period and eligible participants were eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2008 grant did not meet performance measures and there was no payout.  The 2009 and 2010 grants cliff vest at the end of the three-year period, except for those recipients who are retirement eligible, and therefore have awards that are subject to accelerated vesting.   Eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cash flow.

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

Restricted Share Awards
Non-vested awards outstanding at December 31, 2010	117,750
Awards granted	-
Awards issued	-
Awards expired	(34,150)
Non-vested awards outstanding at March 31, 2011	83,600

As of the first quarter of 2011, the restricted stock granted in 2008 has been forfeited, due to the performance target not being reached that was required for vesting of this grant.

For the three months ended March 31, 2011 and 2010, we recognized compensation expense of $0.2 million and $0.4 million, respectively.

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

Deferred Stock Units
Awards outstanding at December 31, 2010	30,250
Awards granted	-
Awards issued	-
Awards outstanding at March 31, 2011	30,250

There was no expense recognized for these grants in the first quarter of 2011 or 2010.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended March 31, 2011 and 2010, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)
	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended		Three Months Ended
Change in benefit obligation:	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Service cost	$1,060	$897	$176	$169
Interest cost	2,116	2,099	97	101
Expected return on plan assets	(2,591)	(2,361)	--	--
Amortization of prior service cost	150	149	(157)	(156)
Amortization of net loss	553	461	81	89
Special benefits acceleration	--	225	--	--
Net periodic benefit cost	$1,288	$1,470	$197	$203

Employer Contributions

We made no voluntary contributions to our qualified defined benefit pension plans and we made a de minimis benefit payment to our non-qualified defined benefit pension plan the first three months of 2011.  For the first three months of 2010, we had no voluntary contributions to our qualified defined benefit pension plans and made $1.5 million in benefit payments to our non-qualified defined benefit pension plans.

Note 10 – Segment Information

In the first quarter of 2011, due to the acquisition of Curamik and management’s current view of our business, we determined that it was appropriate to adjust our segment structure.

Our previous reporting structure was comprised of three business categories – Core Strategic, Development Stage, and Other.  Our new structure eliminates the Development Stage category and expands the Core Strategic category, as shown in the below table:

Old Structure	New Structure

Core Strategic	Core Strategic
High Performance Foams	High Performance Foams
Printed Circuit Materials	Printed Circuit Materials
Power Distribution Systems	Power Electronic Solutions
Development Stage	Curamik Electronic Solutions
Custom Electrical Components	Power Distribution Systems
Thermal Management Systems	Thermal Management Solutions
Other	Other

In the new structure, we created a new segment called “Power Electronic Solutions”, which is comprised of three operating segments – Curamik Electronic Solutions, Power Distribution Systems, and Thermal Management Solutions.  We will separately report the results of operations for all three of these segments.  Also, we eliminated the Development Stage category, as the Thermal Management Systems business is now part of our Core Strategic segment of Power Electronic Solutions and the Custom Electrical Components segment will now be aggregated in “Other”.  Management concluded that the development activities at the Custom Electrical Components segment were not gaining traction in the market and, therefore, suspended most of the development efforts associated with the segment.  This new structure aligns our reporting with management’s current view of the business, particularly as we work to further penetrate our core target mega-trend markets.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2011	March 31, 2010
Core Strategic
High Performance Foams
Net sales	$39,135	$31,780
Operating income	4,634	2,222

Printed Circuit Materials
Net sales	$42,853	$34,572
Operating income	4,830	4,471

Power Electronic Solutions
Curamik Electronic Solutions
Net sales	$32,897	-
Operating income	302	-

Power Distribution Systems
Net sales	$12,435	$9,134
Operating income	2,265	17

Thermal Management Solutions
Net sales	$131	$190
Operating loss	(1,640)	(701)

Other
Net sales	$8,608	$8,260
Operating income (loss)	1,200	(267)

Inter-segment sales have been eliminated from the sales data in the previous table.

Note 11 – Joint Ventures

As of March 31, 2011, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31

Equity income of $1.4 million and $2.2 million for the three month period ended March 31, 2011 and 2010, respectively, is included in the condensed consolidated statements of operations.

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

Commission income from our PLS joint venture was $0.6 million for the three month period ended March 31, 2010 and is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2011	March 31, 2010
Net sales	$18,045	$30,495
Gross profit	4,038	6,246
Net income	2,856	4,436

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

Note 12 - Debt

On November 23, 2010, we terminated our existing $50 million Multicurrency Revolving Credit Agreement with RBS Citizens (Citizens Credit Facility), National Association, a successor in interest to Citizens Bank of Connecticut, and concurrently entered into a $165 million, secured revolving credit agreement (Credit Agreement) with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.

The Credit Agreement provides for the extension of credit in the form of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Credit Agreement, on November 23, 2014.  Borrowings under the Credit Agreement will bear interest based under one of two options: (1) Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 1.00-1.75%, depending on leverage ratio.  The base reference rate will be the greater of (a) the prime rate, (b) federal funds effective rate plus 0.5%, and (c) adjusted 1-month London interbank offered (“LIBO”) rate plus 1.00%.  (2) Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 2.00-2.75%, depending on leverage ratio.  We capitalized $1.6 million of debt issuance costs associated with the Credit Agreement which will be amortized over the four year life of the agreement.

The Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

As part of the agreement, we are restricted in our ability to perform certain actions, including, but not limited to our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  The key financial covenants include a requirement for us to maintain, at the end of each fiscal quarter ending on or after December 31, 2010, a fixed charge coverage ratio of no less than 3.0 to 1.0 and a leverage ratio of no more than 2.50 to 1.0.   If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  We were in compliance with all covenants as of March 31, 2011.

At March 31, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

●	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan; and
●	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai).

No amounts were owed on the LOCs as of March 31, 2011 or 2010.

Interest

In the first quarter of 2011, we incurred $1.1 million in interest expense on the borrowing, and we incurred an unused commitment fee of approximately $20,000.  There were no interest charges in the first three months of 2010 and the unused commitment fee for the first three months of 2010 was $18,000, under the Citizens Credit Facility.

Restriction on Payment of Dividends

Pursuant to the multi-currency revolving credit loan agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 13 – Goodwill and Intangible Assets

Intangible Assets

(Dollars in thousands)	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$7,671	$1,113	$6,558	$2,041	$1,091	$950
Technology	39,771	2,611	37,160	6,423	1,448	4,975
Covenant-not-to-compete	1,635	694	941	1,604	668	936
Customer Relationships	21,757	649	21,108	4,324	387	3,937
Total other intangible assets	$70,834	$5,067	$65,767	$14,392	$3,594	$10,798

Gross carrying amounts may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense for the three months ended March 31, 2011 was approximately $1.4 million and was immatieral for the same period in 2010.  The anticipated future amortization expense is $4.3 million, $5.0 million, $6.5 million, $6.5 million and $6.3 million for the remainder of 2011 and 2012, 2013, 2014 and 2015, respectively.

The weighted average amortization period as of March 31, 2011, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	8.3
Technology	5.3
Covenant not-to-compete	3.3
Customer relationships	9.0
Total other intangible assets	6.6

On January 4, 2011 we acquired Curamik, which included $52.8 million of intangible assets and $85.9 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships.   These intangibles are amortized using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

On November 2, 2010, we entered into a technology license agreement with Polyworks, Inc.  Included in this agreement was $2.0 million of intangible assets.  These assets are amortized on a straight line basis over 10 years.

On March 31, 2010, we acquired the assets of Utis, which included $9.3 million of intangible assets and $15.6 million of goodwill.  The intangible assets are comprised of trademarks, technology, covenants not-to-compete and customer relationships.  These intangibles are amortized using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

Goodwill

The changes in the carrying amount of goodwill for the period ending March 31, 2011, by segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Distribution Systems	Curamik Electronic Solutions	Thermal Management Solutions	Other	Total
December 31, 2010	$22,962	$-	$--	$-	$-	$2,224	$25,186
Curamik acquisition	-	-	-	85,947	-	-	85,947
Foreign currency translation adjustment	502	-	-	5,201	-	-	5,703
March 31, 2011	$23,464	$-	$-	$91,148	$-	$2,224	$116,836

Note 14 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of March 31, 2011, which approximates our share of the low end of the range.  We believe we are a de minimis participant and have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

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

In addition, during the first quarter of 2010, we discovered PCB contamination of the building at our Woodstock, Connecticut facility, due to it having contained the equipment that was the source of the original PCB soil contamination.  Remediation of the contamination within the facility is currently projected to cost between $0.8 million and $2.4 million; therefore, we recorded a liability of $0.8 million related to the building contamination, which represents the low end of the estimated range, as no other amount in the range is more probable at this time.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 31, 2011, there were approximately 214 pending claims compared to approximately 194 pending claims at December 31, 2010.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 214 claims pending as of March 31, 2011, 60 claims do not specify the amount of damages sought, 151 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000 each; one (1) claim alleges compensatory damages of $65,000,000 and punitive damages of $60,000,000 and one (1) claim alleges compensatory and punitive damages of $1,000,000 each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the three months ended March 31, 2011, we were able to have 30 claims dismissed and settled 1 claim.  For the year ended December 31, 2010, 163 claims were dismissed and 20 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $5.5 million for 2010, and $0.4 million for the quarter ended March 31, 2011.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims.  There is a new cost sharing agreement between us and such insurance carriers which is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted.  This new four year agreement expires on January 25, 2015 and replaces an older agreement that had expired.

●	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end  2010 and the estimated liability and estimated insurance recovery, for the five-year period through 2015, is $29.7 million and $29.3 million, respectively.  These amounts are currently reflected in our financial statements at March 31, 2011 as no material changes occurred during the quarter that would cause us to believe that an additional update to the analysis was required.

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

Other Environmental and General Litigation

●
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary level insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess level insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  In December 2010, we settled the suit filed against Fireman’s Fund Insurance Company and received a payment of $2.5 million.  This is recorded in operating income and as an operating activity in the condensed consolidated financial statements.  These funds will be used in normal business operations.

●
In the second quarter of 2010, the CT DEP identified us as a potentially responsible party at a disposal site in Killingly, Connecticut.  We have continued internal due diligence work related to the site to better understand the issue and our alleged involvement.  Based on the facts and circumstances known to us at the present time, we are unable to estimate the probability or amount of any potential costs associated with this matter.  As such, no reserve has been established at this time.

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

Note 15 – Income Taxes

Our effective tax rate was 26.3% and 22.3%, respectively, for the three month periods ended March 31, 2011 and 2010, as compared with the statutory rate of 35.0%.  In both the three month periods ended March 31, 2011, and 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of March 31, 2011, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2011, we have approximately $1.2 million of accrued interest related to uncertain tax positions included in the $17.9 million of unrecognized tax benefits, $9.7 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction: U.S. Federal 2007 – 2010, various states 2006 – 2010, and foreign 2006 – 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Forward Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 31, 2010.

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; uncertainty arising from the natural disaster in Japan; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; and fluctuations in foreign currency exchange rates.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2010.

Overview

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products for use in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and clean technology.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEMs) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Strategically, our current focus is on three “mega-trends” that we believe will fuel the future growth of our Company – growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new ones.  We will continue to focus on business opportunities and invest in expansion around the globe.  In the first quarter of 2011, significant events occurred that highlight this commitment to growth, for example on January 4, 2011 we finalized the acquisition of Curamik Electronics GmbH (“Curamik”). Additionally, during the quarter, significant progress was made on new manufacturing operations for two of our Core Strategic segments: Printed Circuit Materials (PCM) in Suzhou, China, and Power Distribution Systems (PDS) in North America.  Once complete, both PCM and PDS will have a manufacturing presence in each of our three major geographic regions – North America, Europe and Asia – further solidifying our commitment to be close to our customers in order to better serve their needs. Our ultimate goal is to become the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

2011 First Quarter Executive Summary

In the first quarter of 2011, we achieved all time record quarterly sales of $136.1 million, a 62.2% improvement from the first quarter 2010 sales of $83.9 million.  The first quarter of 2011 included sales from Curamik of $32.9 million.  Excluding these amounts, our organic growth was approximately $19.3 million, or 23.0%, quarter over quarter.  Earnings for the first quarter of 2011 improved to $0.57 per diluted share from $0.43 per diluted share in the first quarter of 2009.

Our sales growth was driven by improved performance across all of our Core Strategic businesses, led by PCM (24.0% quarter over quarter improvement from $34.6 million to $42.9 million), High Performance Foams (HPF) (23.0% growth from $31.8 million to $39.1 million) and PDS (36.3% growth from $9.1 million to $12.4 million).  Our new business, Curamik, also performed well during the quarter, achieving sales levels of $32.9 million, which was an all time quarterly record for the business.  From an operating results standpoint, all of our businesses improved quarter over quarter, led by HPF (109.1% increase from $2.2 million to $4.6 million) and PDS (an increase from break even in the first quarter of 2010 to an operating profit of $2.2 million in the first quarter of 2011).

Our activities in the first quarter of 2011 further highlight our continued focus to grow our Company through our efforts in new business development, as well as expansion of our existing core businesses:

-  On January 4, 2011, we finalized the purchase of Curamik.  This new business had a very successful first quarter with sales volumes surpassing expectations and results that were accretive to our bottom line, even after incurring significant charges related to non-cash amortization from the valuation of the business under the purchase accounting rules, as well as legal and accounting costs and other integration related costs.

-  We made significant progress on our PCM manufacturing facility in Suzhou, China and held the grand opening for this facility on April 13, 2011.  We are currently in the process of qualifying product and anticipate generating sales out of the facility in the second half of 2011.

-  We also made significant progress on our PDS manufacturing facility in Chandler, Arizona.  All of the machinery is now in place and tested successfully as we now look forward to product qualifications and building our presence in the North American marketplace.  We anticipate sales out of the facility to begin in the latter half of 2011.

Overall, we have seen an improvement in almost all of our businesses across many markets and regions, even as the uncertainty in the global economy continues.  To date, we have not experienced any major negative effects from the natural disaster in Japan; however, we are continuing to monitor the situation, particularly related to our customers and suppliers in the region.  We have felt other negative impacts from the overall economic environment, as rising raw material prices have impacted margins in certain sectors and it remains very difficult to forecast demand at our customers.  However, we believe that we have a very strong product portfolio that was enhanced this quarter through our acquisition of Curamik, and we have opportunities for strong growth in the geographic areas we target through our mega-trend strategy.  We will continue to focus on growth, both organically and through acquisitions and strategic partnerships.  With the uncertain state of the global economy, we will continue to be cautiously optimistic about our business going forward.  Ultimately, we believe that we are well positioned to take advantage of any opportunities to profitably grow our business for the future.

Segment Realignment

Due to the acquisition of Curamik and management’s current view of our business, we determined that it was appropriate to adjust our segment structure in the first quarter of 2011.

Our previous reporting structure was comprised of three business categories – Core Strategic, Development Stage, and Other.  Our new structure eliminates the Development Stage category and expands the Core Strategic category, as shown in the below table:

Old Structure	New Structure

Core Strategic	Core Strategic
High Performance Foams	High Performance Foams (HPF)
Printed Circuit Materials	Printed Circuit Materials (PCM)
Power Distribution Systems	Power Electronic Solutions
Development Stage	Curamik Electronic Solutions (CES)
Custom Electrical Components	Power Distribution Systems (PDS)
Thermal Management Systems	Thermal Management Solutions (TMS)
Other	Other

In the new structure, we created a new segment called “Power Electronic Solutions”, which is comprised of three operating segments – Curamik Electronic Solutions, Power Distribution Systems, and Thermal Management Solutions.  We will separately report the results of operations for all three of these segments.  Also, we eliminated the Development Stage category, as the Thermal Management Systems business is now part of our Core Strategic segment of Power Electronic Solutions and the Custom Electrical Components segment will now be aggregated in “Other” as management concluded that the development activities at the segment were not gaining traction in the market and, therefore, suspended most of the development efforts associated with the segment.  We believe that this new structure better reflects our reporting with management’s current view of the business, particularly as we work to further penetrate core our target mega-trend markets.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31, 2011	March 31, 2010

Net sales	100.0%	100.0%
Manufacturing margins	31.0	36.1

Selling and administrative expenses	18.0	25.0
Research and development expenses	4.4	4.2
Operating income (loss)	8.4	6.8

Equity income in unconsolidated joint ventures	1.0	2.6
Other income, net	1.0	1.0
Net impairment losses	-	-
Interest expense, net	1.2	-
Income before income taxes	9.4	10.5

Income tax expense	2.5	2.3

Net income	6.9%	8.2%

Net Sales

Net sales for the quarter ended March 31, 2011 were $136.1 million as compared to $83.9 million for the quarter ended March 31, 2010, an increase of 62.2%.  First quarter 2011 results included approximately $32.9 million of sales from our new acquisition, Curamik.  Excluding these amounts, quarter over quarter growth was approximately $19.3 million, or 23%.  The organic sales increase was driven by two of our Core Strategic segments - HPF increased $7.3 million, or 23%, quarter over quarter and PCM increased $8.3 million, or 24%, over the comparable periods.  See “Segment Sales and Operations” below for further discussion on the segment performance.

Manufacturing Margins

Manufacturing margin as a percentage of sales decreased from 36.1% in the first quarter of 2010 to 31.0% in the first quarter of 2011.  First quarter 2011 results included approximately $1.8 million of one-time non-cash costs related to the write up of Curamik inventory to fair value as required under purchase accounting, which negatively impacted margins by approximately 130 basis points.  The remaining decline was partially anticipated by management as several negative factors were known going into the first quarter, including the increasing costs of raw materials used in the production process, and start up costs associated with our PCM facility in China and our PDS operations in North America, as well as an unfavorable product mix.  Also, margins in the first quarter of 2010 were abnormally high in relation to our expected margins, as we were operating in an environment of extreme cost controls as we emerged from the recession, we were building inventory at levels greater than experienced in the first quarter of 2011 and we experienced a favorable product mix during the quarter, all of which are factors that had contributed to the strong performance in the first quarter of 2010.

Selling and Administrative Expenses

Selling and administrative expenses increased 16.8% from $20.1 million in the first quarter of 2010 to $24.5 million in the first quarter of 2011. As a percentage of sales, selling and administrative expenses were lower quarter over quarter from 25.0% in 2010 as compared to 18.0% in 2011.  2010 results included approximately $1.7 million of incremental costs associated with our equity compensation programs that did not repeat in the first quarter of 2011 due to the timing of grants.   We anticipate that a comparable grant will occur in the second quarter of 2011.  Also, first quarter 2011 results included $3.1 million of selling and administrative costs attributed to Curamik, as well as approximately $1.3 million of non-recurring acquisition related costs and $1.0 million of additional amortization expense on the newly created Curamik intangibles.  Overall, we were able to better leverage our legacy operations as cost growth significantly lagged sales growth as we continue to closely monitor and manage our costs.  We are focused on our efforts to only add costs in areas that will be accretive to both sales and earnings, such as sales and marketing.

Research and Development Expenses

Research and development (R&D) expense increased from $3.5 million to $6.0 million in the first quarter of 2011 as compared to the first quarter of 2010.  As a percentage of sales, research and development expenses were consistent quarter over quarter at approximately 4%.

Historically, we have targeted an R&D reinvestment percentage of approximately 6% of sales.  However, as our business continues to evolve, we will continuously monitor these costs in order to determine the appropriate spending levels necessary to achieve our long-term growth goals.  Based on our new infrastructure, particularly with the addition of Curamik and our higher sales levels, we believe a slightly lower target percentage in the 4% - 5% range appears to be more appropriate for the short term.  As we move forward with the Curamik business and identify its opportunities to invest in R&D, we will learn more about these projections and be able to better refine our targeted spending levels, but we believe that our projected long term rate will still be approximately 6% of sales.  Overall, as a Company, we are focused and committed to continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  We believe that investment in technology and R&D initiatives are a fundamental strength of our Company.  They have been a key driver to our past success and will be a key aspect to our continued success in the future.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures declined quarter over quarter from $2.2 million in 2010 to $1.4 million in 2011.  Our foam joint ventures, Rogers INOAC Suzhou Corporation (RIS) in China and Rogers INOAC Corporation (RIC) in Japan, both declined in the first quarter of 2011, due partially to a decline in the sale of foam products into gaming consoles caused in part to the natural disaster in Japan.  Additionally, we sold our joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT), in the third quarter of 2010, which had contributed $0.2 million of income in the first quarter of 2010.

Other Income, Net

Other income increased from $0.8 million in the first quarter of 2010 to $1.4 million in the first quarter of 2011.  2010 results included approximately $0.6 million of commission income from the former Polyimide Laminate Systems LLC joint venture that we fully acquired in the second quarter of 2010 and has since come to end of life for its products.  2011 results include a gain on the sale of a building in China of approximately $1.9 million.  The remaining difference is due primarily to the impact of exchange rate fluctuations and our related hedge program, as the first quarter of 2011 experienced an unfavorable foreign exchange impact of approximately $1.1 million as compared to the first quarter of 2010.  This swing was primarily driven by the shift of the U.S. dollar against the Euro, as the currency appreciated by approximately 6.1% in the first quarter of 2010 while depreciating by approximately 6.4% in the first quarter of 2011.

Interest Income (Expense), Net

Interest income (expense), net decreased from income of $0.1 million in the first quarter of 2010 to expense of $1.6 million in the first quarter of 2011.  The primary driver of this change was the recognition of approximately $1.1 million of interest expense on our long-term debt, which was initiated in the first quarter of 2011 to fund the Curamik acquisition, as well as approximately $0.2 million of interest expense associated with the capital lease obligation we acquired as part of the Curamik transaction.

Income Taxes

Our effective tax rate was 26.3% and 22.3%, respectively, for the three month periods ended March 31, 2011 and 2010, as compared with the statutory rate of 35.0%.  In both the three month periods ended March 31, 2011 and 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of March 31, 2011, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Segment Sales and Operations

Core Strategic

(Dollars in millions)	Three Months Ended
	March 31, 2011	March 31, 2010
High Performance Foams
Net sales	$39.1	$31.8
Operating income	4.6	2.2

High Performance Foams

Our HPF operating segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment were $39.1 million in the first quarter of 2011, an increase of 23.0% from $31.8 million in the first quarter of 2010.  Accordingly, operating results in this segment also improved significantly in the first quarter of 2011, increasing by almost 110% from $2.2 million in the first quarter of 2010 to $4.6 million in the first quarter of 2011.  First quarter 2010 results included approximately $0.9 million of costs associated with the acquisition of Utis.  These results were driven by a solid increase in demand for the segment’s unique cushioning, sealing and energy absorbing solutions across all markets. In particular, the segment experienced significantly higher demand for its newest materials in large-display mobile internet devices and impact management materials for sports and protective equipment.  Demand for the segment’s specialized solutions in one of our mega-trend markets, Clean Technology, also advanced during the quarter, as sales into applications such as solar panels, power electronics, and hybrid vehicles were strong.

(Dollars in millions)	Three Months Ended
	March 31, 2011	March 31, 2010
Printed Circuit Materials
Net sales	$42.9	$34.6
Operating income	4.8	4.5

Printed Circuit Materials

Our PCM operating segment is comprised of our high frequency circuit material products.  Net sales in this segment increased by 24.0% to $42.9 million in the first quarter of 2011 from $34.6 million in the first quarter of 2010.  However, operating profits increased by only 6.7% over the same period from $4.5 million in 2010 to $4.8 million in 2011.  The sales increase was driven by increased demand for the segment’s products into the wireless infrastructure market, primarily due to the expansion of third generation (3G) and fourth generation (4G) systems globally due in part to the continued proliferation of smart phones and tablets.  Also, there was significant demand for printed circuit material products in the automotive market for radar sensor for safety applications.  The additional profits associated with the increase in volumes were partially offset by cost increases related to copper and PTFE (polytetrafluoroethylene) materials this year amid a worldwide shortage.  To address these increases, prices were adjusted in the latter part of the first quarter of 2011 and are expected to take effect toward the end of the second quarter 2011.  This cost increase also resulted in customers accelerating some of their buying from us, which benefited first quarter 2011 sales.  Results were also unfavorably impacted by costs associated with the start up of the segment’s manufacturing facility in China and other higher than anticipated costs related to production and shipping.  In China, we held the grand opening of our facility on April 14, 2011 and are now in the process of qualifying our products.  We are currently producing inventory and anticipate shipping product for satellite television applications to customers late in the second quarter of 2011 and product for power amplifier applications by the third quarter of 2011.

Power Electronic Solutions

(Dollars in millions)	Three Months Ended
	March 31, 2011	March 31, 2010
Curamik Electronic Solutions
Net sales	$32.9	$-
Operating income	0.3	-
Power Distribution Systems
Net sales	12.4	9.1
Operating income	2.3	-
Thermal Management Solutions
Net sales	0.1	0.2
Operating loss	(1.6)	(0.7)

Curamik Electronic Solutions

Our CES operating segment is comprised of our power electronic substrate products, which are used primarily in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and hybrid electric and electric vehicle (HEV/EV) drive systems.  We signed an agreement to acquire Curamik on December 31, 2010 and officially closed the deal on January 4, 2011.  In the first quarter of 2011, CES sales were $32.9 million with operating profits of $0.3 million.  The sales volumes represent a record quarter for the business, as its performance has exceeded our initial expectations with sequential growth in every month during the quarter.  These volumes were driven by strong demand for CES’s products across its existing customer and market base.  We are actively working to integrate the business into Rogers, particularly from a sales and marketing standpoint, as we believe there are opportunities for growth within and outside of its primary markets in Europe, Japan and North America.  We also increased our capacity at Curamik during the first quarter to meet increasing customer demand and are currently planning additional capacity expansion in the second half of 2011.

CES operating profits include approximately $1.3 million of one-time costs associated with the acquisition and integration of the business, which includes consulting, legal and audit fees, as well as severance charges and other integration related costs.  These results also include approximately $2.8 million of non-cash amortization charges related to the purchase accounting surrounding the acquisition, as we needed to assign a fair market value to the assets and liabilities of the business (see Note 4 for further detail).  Of the $2.8 million, approximately $1.8 million related to the amortization of the inventory step-up to fair value, charges that will not recur in the future.  The remaining charges related primarily to the amortization of intangible assets.  Going forward, we expect to incur approximately $1.0 million of amortization costs in each quarter of 2011 associated with the amortization of these intangible assets.  Subsequent to 2011, these amounts will fluctuate as the amortization schedules are based on the timing of the estimated cash flows used to value these assets.

Power Distribution Systems

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and renewable energy applications.  Sales increased by over 36% in the first quarter of 2011 to a quarterly record of $12.4 million from $9.1 million in the first quarter of 2010.  Operating profits also improved quarter over quarter from effectively break-even in the first quarter of 2010 to a profit of $2.3 million in the first quarter of 2011.  These quarterly increases were driven by continued high demand for this segment’s products in mass transit applications, particularly in Asia.  The capacity expansion for PDS in Arizona is progressing on schedule and we are currently making several prototypes for our customers.  We expect sales out of this facility in the second half of 2011.

Thermal Management Systems

Our TMS business was formed at the end of 2007 and is focused on serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices and hybrid electric vehicles.  This venture recognized its first material sales in the second quarter of 2010, as it received its first significant order for its base plate products, and continues to focus on additional opportunities in the marketplace.  Costs have escalated over the past year as the business focuses on improving its manufacturing processes and expanding its marketing efforts in order to gain traction in the marketplace.

Management closely monitors this business to determine if continued investment in their technology platforms will ultimately yield positive returns and cash flows for the Company and its investors.  Ultimately, decision points will be reached as to whether to continue to invest in this business or to no longer invest in it if we believe that future growth is not likely.

Other

(Dollars in millions)	Three Months Ended
	March 31, 2011	March 31, 2010

Net sales	$8.6	$8.3
Operating income (loss)	1.2	(0.3)

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven materials products; and electroluminescent lamps and inverters.  Net sales in this segment improved by almost 5% from $8.3 million in the first quarter of 2010 to $8.6 million in the first quarter of 2011 and operating results also improved from a loss of $0.3 million in the first quarter of 2010 to a profit of $1.2 million in the first quarter of 2011.  As a result of the segment restructuring, first quarter 2011 results include sales and profits related to our electroluminescent lamp and inverter products, which accounted for the majority of both the sales growth and operating performance improvements as sales of lamp and inverter products were strong during the quarter, a trend that we do not anticipate to continue as we go forward in 2011.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by the strength of our financial position through the first quarter of 2011.  For the first time since 2002, we have debt on our balance sheet, as we drew down our line of credit in the first quarter of 2011 by approximately $145 million to fund the strategic acquisition of Curamik Electronics GmbH.  While the world financial markets have grown more stable, the continued volatility in the credit markets has generally diminished liquidity and capital availability worldwide.  However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, and debt service commitments, among our other operating and investment needs, for at least the next twelve months.  In addition, we continue to have access to the remaining portion of the line of credit should any unforeseen need or strategic opportunity present itself to the business.  We continually review and evaluate the adequacy of our cash flows, lending facilities and banking relationships to ensure we have the appropriate access to cash to fund both our near-term operating needs and our long-term, strategic initiatives.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$66,135	$80,321
Accounts receivable	86,889	61,995
Inventory	64,860	47,574

	Three Months Ended
	March 31, 2011	March 31, 2010
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$(19,952)	$12,590
Cash used in investing activities	(137,686)	(26,622)
Cash provided by financing activities	141,244	380

At March 31, 2011, cash, cash equivalents and short-term investments totaled $66.1 million as compared to $80.3 million at December 31, 2010, a decline of approximately 17.7%.  This decline was due to a cash payment of $12.6 million to partially fund the Curamik acquisition, as well as approximately $13.0 million in payments for incentive compensation earned in 2010, offset by a joint venture dividend of $2.8 million, the receipt of $3.1 million for stock options exercised and $5.2 million received for the sale of property in China.

Significant changes in our balance sheet accounts from December 31, 2010 to March 31, 2011 are as follows:

o
Accounts receivable increased 40%, from $62.0 million at December 31, 2010 to $86.9 million at March 31, 2011 due to a combination of the increased sales in the first quarter of 2011 and the acquisition of Curamik, which increased accounts receivable by $11.9 million.

o
Inventories increased $17.3 million, or 36%, from $47.6 million at December 31, 2010 to $64.9 million at March 31, 2011 which is attributable to the increased customer demand and resultant increase in sales volumes across segments that led to higher inventory levels to meet such demand.  Inventory levels were also increased by $12.2 million due to the acquisition of Curamik.

o
Goodwill and other intangibles at March 31, 2011 increased $146.6 million from December 31, 2010, due primarily to the valuations of the amortizable intangible assets and goodwill created as a result of the acquisition of Curamik.

o
Accounts payable increased 39% to $22.7 million at March 31, 2011 from $16.3 million at December 31, 2010 primarily as a result of the acquisition of Curamik, which contributed $6.0 million to this increase.

o
Accrued employee benefits and compensation decreased $2.6 million, or 10%, to $24.1 million at March 31, 2011 from $26.7 million at December 31, 2010.  The decrease is primarily due to the payout of approximately $13.0 million related to incentive compensation programs for the 2010 performance year.  This was offset by the increase in accruals related to Curamik of $6.6 million.

Credit Facilities

On November 23, 2010, we terminated our existing $50 million Multicurrency Revolving Credit Agreement with RBS Citizens (Citizens Credit Facility), National Association, a successor in interest to Citizens Bank of Connecticut, and concurrently entered into a $165 million, secured revolving credit agreement (Credit Agreement) with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.

The Credit Agreement provides for the extension of credit in the form of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Credit Agreement, on November 23, 2014.  Borrowings under the Credit Agreement will bear interest based under one of two options: (1) Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 1.00-1.75%, depending on leverage ratio.  The base reference rate will be the greater of (a) the prime rate, (b) federal funds effective rate plus 0.5%, and (c) adjusted 1-month London interbank offered (“LIBO”) rate plus 1.00%.  (2) Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 2.00-2.75%, depending on leverage ratio.  We capitalized $1.6 million of debt issuance costs associated with the Credit Agreement which will be amortized over the four year life of the agreement.

The Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

As part of the agreement, we are restricted in our ability to perform certain actions, including, but not limited to our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  The key financial covenants include a requirement for us to maintain, at the end of each fiscal quarter ending on or after December 31, 2010, a fixed charge coverage ratio of no less than 3.0 to 1.0 and a leverage ratio of no more than 2.50 to 1.0.   If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik Electronics GmbH.  We were in compliance with all covenants as of March 31, 2011.

At March 31, 2011, we had the following standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

●	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan; and
●	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai).

No amounts were owed on the LOCs for the quarters ended March 31, 2011 or 2010.

Interest

In the first quarter of 2011, we incurred $1.1 million in interest expense on the borrowing, and we incurred an unused commitment fee of approximately $20,000.  There were no interest charges in the first three months of 2010.  The unused commitment fee for the first three months of 2010 was $18,000.

Auction Rate Securities

As of March 31, 2011, we held approximately $37.3 million of auction rate securities at par value as compared to approximately $37.6 million as of December 31, 2010.  Historically, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.

Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  As of the first quarter of 2011, we performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant increase in the fair value of our auction rate securities in the first quarter of 2011 and a total impairment of $3.7 million overall on our current portfolio.

The total fair value of the auction rate securities at March 31, 2011, was $33.6 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.
The impairment described above, as of the first quarter of 2011, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings during the first three months of 2011 was insignificant.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

We have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and organic growth of the business absent these securities.

Contingencies

During the first quarter of 2011, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14“Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

During the first quarter of 2011, we drew down on our line of credit for $145 million to facilitate the purchase of Curamik.  Associated with the Curamik purchase was a lease obligation of approximately $10.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the first quarter of 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the first quarter of 2011.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2011.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as noted below, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

On January 4, 2011, we acquired Curamik Electronics GmbH, which is located in Eschenbach, Germany, for $151.1 million, which reflects post closing adjustments.  Since this acquisition occurred in January 2011, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the acquired operations of Curamik Electronics GmbH, as permitted by SEC rules for recently acquired businesses.

Part II - Other Information

Item 1.         Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 14, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

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

10.1	Third Amendment to Rogers Corporation Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2011*.

10.2
Form of Indemnification Agreement (Officer Form) entered into on February 24, 2011 by and between the Registrant and Roland Schmider, the form previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed on December 14, 2004*.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

31.1
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

Dated:  May 3, 2011