Form 10-Q
period 2011-06-30
ROGERS CORP
filed 2011-08-02
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

For the quarterly period ended June 30, 2011

 or

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

The number of shares outstanding of the registrant's common stock as of July 22, 2011 was 16,063,672.

ROGERS CORPORATION
FORM 10-Q

June 30, 2011

Exhibits:
Exhibit 10.2	Amended [and Restated] Rogers Corporation 2009 Long-Term Equity Compensation Plan
Exhibit 10.3	Form of Basic Time-Based Restricted Stock Unit Award Agreement to Rogers Corporation 2009 Long-Term Equity Compensation Plan
Exhibit 10.4	Form of Performance-Based Restricted Stock Award Agreement to Rogers Corporation 2009 Long-Term Equity Compensation Plan
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.LAB	XBRL Labels Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$143,685	$96,608	$279,744	$180,545
Cost of sales	95,495	59,273	189,442	112,951
Gross margin	48,190	37,335	90,302	67,594

Selling and administrative expenses	26,837	23,709	51,336	44,683
Research and development expenses	6,175	5,879	12,196	9,422
Operating income	15,178	7,747	26,770	13,489

Equity income in unconsolidated joint ventures	1,323	1,757	2,751	3,975
Other income, net	280	1,055	1,629	1,864
Realized investment loss, net:
Increase (decrease) in fair value of investments	602	(232)	699	644
Less: Portion of gains (losses) in other comprehensive income	573	(112)	667	816
Net realized gain (loss)	29	(120)	32	(172)

Interest income (expense), net	(1,265)	(3)	(2,843)	103
Income before income taxes	15,545	10,436	28,339	19,259

Income tax expense	3,417	2,123	6,776	4,092

Net income	$12,128	$8,313	$21,563	$15,167

Net income per share:
Basic	$0.76	$0.53	$1.35	$0.96
Diluted	0.73	0.52	1.30	0.95

Shares used in computing:
Basic	15,944,483	15,785,656	15,918,979	15,777,176
Diluted	16,678,377	15,985,195	16,603,543	15,940,857

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$71,647	$80,135
Short-term investments	3,704	186
Accounts receivable, less allowance for doubtful accounts of $1,220 and $1,630	89,242	61,995
Accounts receivable from joint ventures	2,254	1,338
Accounts receivable, other	3,159	3,773
Taxes receivable	247	1,706
Inventories	71,517	47,574
Prepaid income taxes	3,580	1,938
Deferred income taxes	1,485	1,492
Asbestos-related insurance receivables	8,563	8,563
Assets held for sale	2,548	5,841
Other current assets	10,158	7,042
Total current assets	268,104	221,583

Property, plant and equipment, net of accumulated depreciation of $227,818 and $182,435	155,080	120,087
Investments in unconsolidated joint ventures	25,664	25,452
Deferred income taxes	15,168	17,120
Goodwill and other intangibles	185,068	35,984
Asbestos-related insurance receivables	20,733	20,733
Long-term marketable securities	26,773	33,592
Investments, other	5,000	5,000
Other long-term assets	7,905	5,323
Total assets	$709,495	$484,874

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	22,423	$16,296
Accrued employee benefits and compensation	26,009	26,692
Accrued income taxes payable	4,371	1,528
Current portion of lease obligation	1,786	-
Asbestos-related liabilities	8,563	8,563
Other current liabilities	13,625	12,362
Total current liabilities	76,777	65,441

Long term debt	135,000	-
Long term lease obligation	9,046	-
Pension liability	31,980	31,980
Retiree health care and life insurance benefits	8,144	8,144
Asbestos-related liabilities	21,159	21,159
Non-current income tax	18,610	15,339
Deferred income taxes	24,857	8,745
Other long-term liabilities	597	3,534

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,044,317 and 15,841,341 shares outstanding	16,044	15,841
Additional paid-in capital	42,458	33,194
Retained earnings	316,607	295,044
Accumulated other comprehensive income (loss)	8,216	(13,547)
Total shareholders' equity	383,325	330,532
Total liabilities and shareholders' equity	$709,495	$484,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities:
Net income	$21,563	$15,167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,190	7,868
Stock-based compensation expense	3,610	4,355
Deferred income taxes	2,148	782
Equity in undistributed income of unconsolidated joint ventures, net	(2,751)	(3,975)
Dividends received from unconsolidated joint ventures	2,762	7,184
Pension and postretirement benefits	2,970	3,121
Gain from the sale of property, plant and equipment	(1,900)	-
Amortization of inventory fair value	1,805	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(12,059)	(13,356)
Accounts receivable, joint ventures	(917)	(741)
Inventories	(12,165)	(8,888)
Pension contribution	-	(1,478)
Other current assets	(3,207)	(1,606)
Accounts payable and other accrued expenses	(22,177)	6,918
Other, net	767	(232)
Net cash provided by (used in) operating activities	(6,361)	15,119

Investing Activities:
Capital expenditures	(8,006)	(3,118)
Acquisition of business, net of cash received	(139,825)	(25,908)
Proceeds from short-term investments	4,000	3,250
Proceeds from the sale of property, plant and equipment, net	5,900	-
Return of investment in unconsolidated joint ventures	-	919
Net cash used in investing activities	(137,931)	(24,857)

Financing Activities:
Proceeds from long term borrowings	145,000	-
Repayment of debt principal	(10,000)	-
Payment of long term borrowings acquired through acquisition	(7,452)	-
Proceeds from sale of capital stock, net	5,464	115
Proceeds from issuance of shares to employee stock purchase plan	396	380
Net cash provided by financing activities	133,408	495

Effect of exchange rate fluctuations on cash	2,396	(3,777)

Net decrease in cash and cash equivalents	(8,488)	(13,020)

Cash and cash equivalents at beginning of year	80,135	57,738

Cash and cash equivalents at end of quarter	$71,647	$44,718

Supplemental disclosure of noncash investing and financing activities
Deferred purchase price for acquisition of business	$-	$2,910
Capital lease obligation acquired through acquisition	10,831	-

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of June 30, 2011	Level 1	Level 2	Level 3
Auction rate securities	$30,477	$-	$-	$30,477
Foreign currency option contracts	$1,729	$-	$1,729	$-

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

Through the end of the second quarter of 2011, approximately $20.8 million of auction rate securities in total have been redeemed at par value, including approximately $4.0 million in the first six months of 2011.  As of June 30, 2011, the par value of our remaining auction rate securities was approximately $33.6 million, which was comprised 96% of student loan-backed auction rate securities and 4% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2010.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in the second quarter of 2011 and a total impairment of approximately $3.1 million overall on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss and one amount representing an impairment due to all other factors.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position.  We do not have the intent to sell the impaired securities, nor do we believe that it is more likely than not that we will be required to sell these securities before the recovery of their cost basis.  In the second quarter of 2011, we contracted to redeem $4.0 million of auction rate securities at 92.6% of par value, which was one tranche of our auction rate securities.  The cash received, subsequent to June 30, 2011, was approximately $3.7 million.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, these securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next twelve months, which are classified as short-term investments.  As of the second quarter we had approximately $3.7 million of auction rate securities classified as short-term investments.  These were subsequently redeemed on July 18, 2011.  The securities that we hold have maturities ranging from 21 to 36 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2010	$33,778
Redeemed at par	(4,000)
Reported in other comprehensive income	667
Reported in earnings	32
Balance at June 30, 2011	$30,477

A roll-forward of credit losses recognized in earnings from the date of the first other-than-temporary impairment, pertaining to the auction rate securities held by us, is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2010	$917
Additional credit losses	39
Reduction in credit losses due to redemptions	(71)
Balance at June 30, 2011	$885

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, are recognized in the statement of operations during the current period.  The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in income.  We do not hold any derivative instruments as of the end of the second quarter of 2011 that are designated and qualified as cash flow hedges.

As of the end of the second quarter of 2011, we have entered into five hedge programs.  These programs, which do not qualify as cash flow hedges, are intended to minimize foreign currency exposures on our condensed consolidated statements of financial position.

Notional Values of Derivative Instruments
Euro	€4,800
U.S. Dollar	$10,000
Japanese Yen	¥230,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the six-month period ended June 30, 2011		Fair Values of Derivative Instruments as of June 30, 2011
Foreign Exchange Option Contracts	Location of gain	Amount of gain	Other Assets

Contracts not designated as hedging instruments	Other income, net	$623	$1,729

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

For the three and six months ended June 30, 2011, Curamik realized $34.6 million in sales and operating profits of $2.9 million and $67.5 million in sales and $3.2 million in operating profits, respectively.  It is impracticable to disclose comparable prior period amounts on a consistent basis as reported in this Form 10-Q, as the business acquired in the transaction was not consolidated as a reporting unit for the prior periods.

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

As of the date of the acquisition, we acquired 90% of the equity of Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of Utis in two years.  Therefore, we have consolidated 100% of the activities of Utis in accordance with applicable accounting guidance.  Operational results were included beginning in the second quarter of 2010.  The deferred purchase price at the date of purchase was recorded at its present value (approximately $2.9 million).  This is classified as a short-term liability on our condensed consolidated statement of financial position.

Note 5 - Inventories

Inventories were as follows:

(Dollars in thousands)	June 30, 2011	December 31 2010

Raw materials	$27,077	$14,979
Work-in-process	18,102	6,422
Finished goods	26,338	26,173
	$71,517	$47,574

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive income for the periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income	$12,128	$8,313	$21,563	$15,167
Foreign currency translation adjustments	6,298	(6,747)	21,262	(11,333)
Unrealized gain on marketable securities, net of tax	420	9	501	969
Unrealized gain (loss) on derivative instruments	-	95	-	(256)
Comprehensive income	$18,846	$1,670	$43,326	$4,547

The components of accumulated other comprehensive income (loss) at June 30, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010

Foreign currency translation adjustments	$33,769	$12,507
Funded status of pension plans and other postretirement benefits, net of tax	(24,996)	(24,996)
Unrealized loss on marketable securities, net of tax	(557)	(1,058)
Accumulated other comprehensive income (loss)	$8,216	$(13,547)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator:
Net income	$12,128	$8,313	$21,563	$15,167
Denominator:
Denominator for basic earnings per share - Weighted-average shares	15,945	15,786	15,919	15,777
Effect of dilutive stock options	734	199	685	164
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	16,678	15,985	16,604	15,941

Basic net income per share:	$0.76	$0.53	$1.35	$0.96
Diluted net income per share:	0.73	0.52	1.30	0.95

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and six month periods ended June 30, 2011 and 2010 were calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Options granted	58,550	500	58,550	340,150
Weighted average exercise price	$47.89	$30.80	$47.89	$24.26
Weighted-average grant date fair value	22.30	14.23	22.30	11.40
Assumptions:
Expected volatility	45.15%	46.48%	45.15%	45.41%
Expected term (in years)	6.00	5.50	6.00	5.86
Risk-free interest rate	2.64%	2.95%	2.64%	3.12%
Expected dividend yield	--	--	--	--

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

During the three and six month periods ended June 30, 2011 we recognized approximately $0.8 million and $1.3 million of stock option compensation expense, respectively.  During the three and six month periods ended June 30, 2010 we recognized approximately $0.7 million and $2.8 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of June 30, 2011 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2011	2,527,647	$36.79	5.6	$27,475,580
Options granted	58,550	47.89
Options exercised	(71,783)	27.75
Options cancelled	(2,700)	53.23
Options outstanding at June 30, 2011	2,511,714	37.15	5.3	28,613,872
Options exercisable at June 30, 2011	1,758,940	41.63	4.0	13,820,779
Options vested or expected to vest at June 30, 2011*	2,489,131	37.25	5.2	28,170,080

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2010	2,626,371	$36.63
Options granted	58,550	47.89
Options exercised	(167,191)	32.68
Options cancelled	(6,016)	38.80
Options outstanding at June 30, 2011	2,511,714

During the six month period ended June 30, 2011, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $2.2 million, and the total amount of cash received from the exercise of these options was $5.5 million.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  The restricted stock granted is either time-based or performance-based.  The performance-based grants award shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2008 cliff vested at the end of the three-year period and eligible participants were eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2008 grant did not meet performance measures and there was no payout.  The 2009, 2010 and 2011grants cliff vest at the end of the three-year period, except for those recipients who are retirement eligible, and therefore have awards that are subject to accelerated vesting.   Eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cash flow.  In the second quarter of 2011 we granted 20,630 performance-based restricted stock awards.

In the second quarter of 2011, we granted 42,270 time-based restricted stock awards.  These awards cliff vest at the end of a three-year period.

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

Restricted Share Awards
Non-vested awards outstanding at December 31, 2010	117,750
Awards granted	62,900
Awards issued	-
Awards expired	(70)
Non-vested awards outstanding at June 30, 2011	180,580

As of the first quarter of 2011, the restricted stock granted in 2008 has been forfeited, due to the performance target not being reached that was required for vesting of this grant.

For the three and six month periods ended June 30, 2011 we recognized compensation expense for restricted stock awards of $1.0 million and $1.3 million, respectively, and for the three and six month periods ended June 30, 2010 we recognized compensation expense of $0.3 million and $0.6 million, respectively.

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

Deferred Stock Units
Awards outstanding at December 31, 2010	30,250
Awards granted	16,650
Stock issued	(16,800)
Awards outstanding at June 30, 2011	30,100

For each of the three month periods ended June 30, 2011 and June 30 2010, we recognized compensation expense of $0.7 million related to deferred stock units.  There was no expense associated with these grants in the first quarter of either year.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended June 30, 2011 and June 30, 2010, respectively, and approximately $0.2 million of compensation expense associated with the six month periods ended June 30, 2011 and June 30, 2010, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance
					Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Service cost	$1,060	$897	$2,120	$1,794	$176	$169	$352	$338
Interest cost	2,116	2,099	4,232	4,198	97	101	194	202
Expected return on plan assets	(2,591)	(2,361)	(5,182)	(4,722)	--	--	--	--
Amortization of prior service cost	150	149	300	298	(157)	(156)	(314)	(312)
Amortization of net loss	553	461	1,106	922	81	89	162	178
Settlement charge	--	--	--	225	--	--	--	--
Net periodic benefit cost	$1,288	$1,245	$2,576	$2,715	$197	$203	$394	$406

Employer Contributions

We made no voluntary contributions to our qualified defined benefit pension plans and we made a de minimis benefit payment to our non-qualified defined benefit pension plan the first six months of 2011.  For the first six months of 2010, we had no voluntary contributions to our qualified defined benefit pension plans and made $1.5 million in benefit payments to our non-qualified defined benefit pension plans.

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

In the new structure, we created a new segment called “Power Electronic Solutions”, which is comprised of three operating segments – Curamik Electronic Solutions, Power Distribution Systems, and Thermal Management Solutions.  We now separately report the results of operations for all three of these segments.  Also, we eliminated the Development Stage category, as the Thermal Management Systems business is now part of our Core Strategic segment of Power Electronic Solutions and the Custom Electrical Components segment will now be aggregated in “Other”.  Management concluded that the development activities at the Custom Electrical Components segment were not gaining traction in the market and, therefore, suspended most of the development efforts associated with the segment.  This new structure aligns our reporting with management’s current view of the business, particularly as we work to further penetrate our core target mega-trend markets.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Core Strategic
High Performance Foams
Net sales	$44,021	$38,915	$83,156	$70,697
Operating income	6,658	5,529	11,293	7,751

Printed Circuit Materials
Net sales	$43,375	$33,582	$86,228	$68,154
Operating income	4,405	2,128	9,234	6,599

Power Electronic Solutions
Curamik Electronic Solutions
Net sales	$34,613	-	$67,510	-
Operating income	2,855	-	3,157	-

Power Distribution Systems
Net sales	$13,978	$10,143	$26,413	$19,277
Operating income	1,644	143	3,909	159

Thermal Management Solutions
Net sales	$184	$194	$315	$384
Operating loss	(1,328)	(961)	(2,967)	(1,661)

Other
Net sales	$7,514	$13,774	$16,122	$22,033
Operating income	944	908	2,144	641

Inter-segment sales have been eliminated from the sales data in the previous table

Note 11 – Joint Ventures

As of June 30, 2011, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31

Equity income of $1.3 million and $2.8 million for the three and six month period ended June 30, 2011 and equity income of $1.8 million and $4.0 million for the three and six month period ended June 30, 2010, respectively, is included in the condensed consolidated statements of operations.

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

Commission income from our PLS joint venture was $0.6 million for the six month period ended June 30, 2010 and is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$16,783	$22,921	$34,863	$53,416
Gross profit	3,211	3,686	7,535	10,317
Net income	2,646	3,514	5,502	7,950

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

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  In the second quarter of 2011, we made $10 million in repayments of principal.  We were in compliance with all covenants as of June 30, 2011.

At June 30, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan; and
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai).

No amounts were owed on the LOCs as of June 30, 2011 or December 31, 2010.

Interest

We incurred interest expense on the borrowing of $1.0 million and $2.1 million in the three and six months ended June 30, 2011, respectively.  We incurred an unused commitment fee of approximately $20,000 and $40,000 in the three and six months ended June 30, 2011, respectively.  There were no interest charges in the first six months of 2010 and the unused commitment fee under the Citizens Credit Facility, for the three and six months ended June 30, 2010 was $37,000 and $55,000, respectively.

Restriction on Payment of Dividends

Pursuant to the Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

On July 13, 2011, we entered into an amended and restated $265 million, secured, five year credit agreement.  Refer to the subsequent event footnote, Note 16, for further information.

Note 13 – Goodwill and Intangible Assets

Definite-lived Intangible Assets

(Dollars in thousands)	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,094	$1,134	$960	$2,041	$1,091	$950
Technology	40,567	3,830	36,737	6,423	1,448	4,975
Covenant-not-to-compete	1,664	722	942	1,604	668	936
Customer Relationships	22,273	923	21,350	4,324	387	3,937
Total other intangible assets	$66,598	$6,609	$59,989	$14,392	$3,594	$10,798

Gross carrying amounts may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense for the six months ended June 30, 2011 was approximately $2.9 million and $0.3 million for the same period in 2010.  The anticipated future amortization expense is $2.9 million, $5.1 million, $6.6 million, $6.7 million and $6.4 million for the remainder of 2011 and 2012, 2013, 2014 and 2015, respectively.

The weighted average amortization period as of June 30, 2011, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	8.4
Technology	5.4
Covenant not-to-compete	3.3
Customer relationships	9.0
Total other intangible assets	6.7

On January 4, 2011 we acquired Curamik, which included $52.8 million of intangible assets and $85.9 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships.  This includes $5.7 million of indefinite-lived intangible assets, which are assessed for impairment annually.  The definite-lived intangibles are amortized using an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

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

Goodwill

The changes in the carrying amount of goodwill for the period ending June 30, 2011, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Distribution Systems	Curamik Electronic Solutions	Thermal Management Solutions	Other	Total
December 31, 2010	$22,962	$-	$--	$-	$-	$2,224	$25,186
Curamik acquisition	-	-	-	85,947	-	-	85,947
Foreign currency translation adjustment	961	-	-	7,259	-	-	8,220
June 30, 2011	$23,923	$-	$-	$93,206	$-	$2,224	$119,353

Note 14 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of June 30, 2011, which approximates our share of the low end of the range.  We believe we are a de minimis participant and have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 30, 2011, there were approximately 213 pending claims compared to approximately 194 pending claims at December 31, 2010.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately 213 claims pending as of June 30, 2011, 54 claims do not specify the amount of damages sought, 156 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000 each; one (1) claim alleges compensatory damages of $65,000,000 and punitive damages of $60,000,000 and one (1) claim alleges compensatory and punitive damages of $1,000,000 each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  As of the end of the second quarter, the number of suits filed in 2011 is about 70% higher than the number filed in 2010, but it is too early to be able to determine if this is a meaningful trend and the reasons for the increase.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the six months ended June 30, 2011, we were able to have 63 claims dismissed and settled 2 claims.  For the year ended December 31, 2010, 163 claims were dismissed and 20 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $5.5 million for 2010, and $0.8 million for the six months ended June 30, 2011.  Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rate that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end  2010 and the estimated liability and estimated insurance recovery, for the five-year period through 2015, is $29.7 million and $29.3 million, respectively.  These amounts are currently reflected in our financial statements at June 30, 2011 as no material changes occurred during the first half of 2011 that would cause us to believe that an additional update to the analysis was required.

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

Note 15 – Income Taxes

Our effective tax rate was 22.0% and 20.3% for the three month periods ended June 30, 2011 and June 30, 2010, respectively, and was 23.9% and 21.2% for the six month periods ended June 30, 2011 and 2010, respectively, as compared with the statutory rate of 35.0%. In both the six month periods ended June 30, 2011 and 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of June 30, 2011, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2011, we have approximately $1.3 million of accrued interest related to uncertain tax positions included in the $18.7 million of unrecognized tax benefits, $10.5 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction: U.S. Federal 2007 – 2010, various states 2006 – 2010, and foreign 2006 – 2010.

Note 16 – Subsequent Event

On July 13, 2011, we entered into an amended and restated $265 million, secured, five year credit agreement.  Key features of this agreement, relative to the November 23, 2010 credit agreement, include (1) an increase in credit from $165 million to $265 million with the addition of a $100 million term loan; (2) the extension of maturity from November 23, 2014 to July 13, 2016; (3) a 25 basis point reduction in  borrowing spread; (4) an increase in the size of permitted acquisitions from $25 million to $100 million; and (5) an increase in permitted additional indebtedness from $20 million to $120 million.

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

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; increasing competition; the impact of a failure to raise the U.S. federal debt ceiling; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; and fluctuations in foreign currency exchange rates.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2010.

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

Strategically, our focus is on three “mega-trends” that we believe will fuel the future growth of our Company – continued growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new ones.  We will continue to focus on business opportunities and invest in expansion around the globe.  In the first quarter of 2011, we finalized the acquisition of Curamik Electronics GmbH (“Curamik”) and have been working diligently to integrate the business into Rogers. Additionally, in the first half of 2011. we have made significant progress on our new manufacturing operations for two of our Core Strategic segments: Printed Circuit Materials (PCM) in Suzhou, China, and Power Distribution Systems (PDS) in North America.  Once complete, both PCM and PDS will have a manufacturing presence in each of our three major geographic regions – North America, Europe and Asia – further solidifying our commitment to be close to our customers in order to better serve their needs. Our vision is to be the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

2011 Second Quarter Executive Summary

In the second quarter of 2011, we achieved all time record quarterly sales of $143.7 million, an almost 50% improvement from second quarter 2010 sales of $96.6 million.  The second quarter of 2011 included sales from our new acquisition, Curamik (CES), of $34.6 million; therefore, organic growth was approximately $12.5 million, or 12.9%, quarter over quarter.  Earnings for the first quarter of 2011 improved to $0.73 per diluted share from $0.52 per diluted share in the first quarter of 2010.

Our sales growth was driven by improved performance across all of our Core Strategic businesses, led by Printed Circuit Materials (PCM) (29.2% quarter over quarter improvement from $33.6 million to $43.4 million), High Performance Foams (HPF) (13.1% growth from $38.9 million to $44.0 million) and Power Distribution Systems (PDS) (38.6% growth from $10.1 million to $14.0 million).  Our new business, Curamik, continued to perform well during the quarter, achieving sales levels of $34.6 million, which was an all time quarterly record for the business.  In the second quarter of 2011, approximately 95% of our sales were generated by our core businesses, as compared to 86% in the second quarter of 2010.

From an operating results standpoint, we grew our profits by almost 94% on a sales volume increase of almost 50% from $7.8 million in the second quarter of 2010 to $15.2 million in the second quarter of 2011.  Once again, all of our core businesses improved quarter over quarter, led by PCM (109.5% increase from $2.1 million to $4.4 million quarter over quarter), HPF (21.8% increase from $5.5 million in the second quarter of 2010 to $6.7 million in the second quarter of 2011) and PDS ($0.1 million operating profit in the second quarter of 2010 to $1.7 million operating profit in the second quarter of 2011).

In the second quarter of 2011, we continued to make progress on our strategic growth initiatives.  We have been working on the integration of Curamik into Rogers, and the new acquisition has delivered strong results in the first half of the year.  Our efforts are focused on leveraging our organizations to increase our operational efficiencies, as well as to expand Curamik’s base into new regions and customers to help drive its future growth.  We have also made significant progress on our new manufacturing facility in Suzhou, China for our PCM business and in Arizona for our PDS operation.  In Asia, PCM celebrated the grand opening of its facility on April 13, 2011 and is now manufacturing product for qualification, with sales expected late in the third quarter.  In Arizona, our PDS facility is also manufacturing product and our efforts are focused on gaining traction in the North American marketplace and winning new business at new customers.

Overall, we have been able to increase sales and improve profitability in almost all of our businesses across the many markets and regions we serve, even as the uncertainty in the global economy continues.  We have felt certain negative impacts from the overall economic environment, as rising raw material prices have impacted margins in certain sectors and it remains very difficult to forecast demand at our customers.  However, we believe that we have a very strong product portfolio that continues to be enhanced through our strategic initiatives, and that we have opportunities for strong growth in the markets we target through our mega-trend strategy.  We will continue to focus on growth, both organically and through acquisitions and strategic partnerships, as well as on controlling our costs in order to continue to deliver value to our shareholders.  With the uncertain state of the global economy, we will continue to be cautiously optimistic about our business going forward.  Ultimately, we believe that we are well positioned to take advantage of any opportunities to profitably grow our business for the future.

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

In the new structure, we created a new segment called “Power Electronic Solutions”, which is comprised of three operating segments – Curamik Electronic Solutions, Power Distribution Systems, and Thermal Management Solutions.  We now separately report the results of operations for all three of these segments.  Also, we eliminated the Development Stage category, as the Thermal Management Systems business is now part of our Core Strategic segment of Power Electronic Solutions and the Custom Electrical Components segment will now be aggregated in “Other” as management concluded that the development activities at the segment were not gaining traction in the market and, therefore, suspended most of the development efforts associated with the segment.  We believe that this new structure better reflects our reporting with management’s current view of the business, particularly as we work to further penetrate our target mega-trend markets.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	33.5	38.6	32.3	37.4

Selling and administrative expenses	18.7	24.5	18.4	24.7
Research and development expenses	4.3	6.1	4.4	5.2
Operating income	10.6	8.0	9.6	7.5

Equity income in unconsolidated joint ventures	0.9	1.8	1.0	2.2
Other income, net	-	1.1	0.6	1.0
Net realized gains (losses)	-	-	-	-
Interest income (expense), net	(0.9)	-	(1.0)	-
Income before income taxes	10.8	10.9	10.1	10.7

Income tax expense	2.4	2.2	2.4	2.3

Net income	8.4%	8.6%	7.7%	8.4%

Net Sales

Net sales in the second quarter of 2011 were $143.7 million as compared to $96.6 million in the second quarter of 2010, an increase of 48.7%, and $279.7 million in the first six months of 2011 as compared to $180.5 million for the comparable period in 2010, an increase of 54.9%. Second quarter and year to date 2011 results included approximately $34.6 million and $67.5 million, respectively, of sales from our new acquisition, Curamik.  Excluding these amounts, quarter over quarter growth was approximately $12.5 million, or 12.9%, and half year growth was approximately $31.7 million, or 17.6%.  Quarterly organic sales growth was driven primarily by increased volumes at our Core Strategic segments, as PCM increased sales by $9.8 million, or 29.2%; HPF increased sales by $5.1 million, or 13.1%; and PDS achieved sales increases of $3.9 million, or 38.6%.  On a year to date basis, organic sales increases were also driven by these core segments, as PCM increased sales by $18.1 million, or 26.6%; HPF by $12.5 million, or 17.7%; and PDS by $7.1 million, or 36.8%.  See “Segment Sales and Operations” below for further discussion on the segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 38.6% in the second quarter of 2010 to 33.5% in the second quarter of 2011, and from 37.4% to 32.3% in the first half of 2010 as compared to the first half of 2011, respectively.  In the second quarter and first half of 2011, margins were impacted by several factors, many of which were anticipated and planned for by management.  Most notably these factors included, the start up costs associated with our new PCM manufacturing facility in Suzhou, China and our PDS operations in North America, as well as the increasing costs of raw materials used in many of our production processes and unfavorable product mix in certain segments.  However, as we move into the production phase in these new production facilities, we expect the start up and qualification costs to decline and margins to improve over time.  Also, our new Curamik business has historically operated at lower margins than our legacy businesses, which also contributed to the overall decline from 2010. (However, Curamik also has lower operating costs, so the overall profitability is very similar to our core businesses).  Sequentially, as anticipated, margins have improved from the first quarter of 2011, as our two new manufacturing operations are beginning to enter into the qualification phase for their products and the one-time negative impact from the fair value write up of Curamik inventory, as required by purchase accounting, only  impacted the first quarter results, as well as the year to date comparisons..

Selling and Administrative Expenses

Selling and administrative expenses increased 13.2% from $23.7 million in the second quarter of 2010 to $26.8 million in the second quarter of 2011 and 14.9% for the first half of 2011 to $51.3 million from $44.7 million during the first half of 2010.  The increase in the second quarter of 2011 from the second quarter of 2010 can be primarily attributable to the acquisition of Curamik, which added approximately $3.3 million of expense related to the normal operations of the business, as well as $1.0 million in amortization expense related to the intangible assets created in the acquisition transaction; as well as an increase in equity compensation costs of approximately $1.1 million as the 2011 equity grant awards were issued in the second quarter, while 2010’s corresponding grants were issued in the first quarter of 2010; partially offset by a $1.8 million decrease in other incentive compensation costs.  After considering these items, selling and administrative spending was essentially flat quarter over quarter, even though organic sales volumes increased by almost 13%.  On a year to date basis, the increase in expense is primarily attributable to similar factors that impacted the second quarter comparisons, including Curamik costs of $9.5 million that impacted 2011 and not 2010 (comprised of $6.4 million of operational selling and administrative costs, $2.0 million of amortization costs on intangible assets, and $1.3 million of acquisition related costs), which were partially offset by lower overall equity and incentive compensation costs.  Overall, after consideration of these items, spending increased slightly by approximately $0.5 million, even though organic sales volumes increased on a year to date basis by almost 18%.  As evidenced by these comparisons, we were able to control our selling and administrative costs while still supporting much higher sales volumes levels, resulting in the reduction of selling and administrative costs as a percentage of sales on both a quarterly and year to date basis from approximately 25% in 2010 to 19% in 2011.

Research and Development Expenses

Research and development (R&D) expense increased from $5.9 million to $6.2 million in the second quarter of 2011 as compared to the second quarter of 2010 and increased from $9.4 million in the first half of 2010 to $12.2 million in the first half of 2011.  As a percentage of sales, research and development expenses were 4.3% in the second quarter of 2011 as compared to 6.1% in the second quarter of 2010 and, on a year-to-date basis, 4.4% in 2011 as compared to 5.2% in 2010.  In the near term, we believe that our R&D spending will be consistent with levels incurred during the quarter and should range between 4% to 5% of sales.  As a Company, we are focused and committed to continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  Investment in technology and R&D initiatives has been a key driver to our past success and we expect will be a key factor to our continued success in the future.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $1.8 million in the second quarter of 2010 to $1.3 million in the second quarter of 2011 and decreased from $4.0 million for the first six months of 2010 to $2.8 million for the first six months of 2011.  The reduction can be primarily attributed to the sale of our joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT), in the third quarter of 2010, which had contributed $0.3 million and $0.8 million of equity income in the second quarter and first half of 2010, respectively.

Other Income, Net

Other income decreased from $1.1 million in the second quarter of 2010 to $0.3 million for the second quarter of 2011 and from $1.9 million in the first half of 2010 to $1.6 million in the first half of 2011.  The decline in the quarter over quarter results can be primarily attributable to the impact of foreign currency exchange rate fluctuations and our related hedge program as, in the second quarter of 2010, the U.S. dollar appreciated against the Euro by approximately 9.6% while, in the second quarter of 2011, the U.S. dollar depreciated against the Euro by approximately 2.0%, resulting in approximately $0.8 million more income in the second quarter of 2010 than in the comparable period in 2011.  On a year to date basis, 2010 results included approximately $0.6 million of commission income from the former Polyimide Laminate Systems LLC joint venture that we fully acquired in the second quarter of 2010 and has since come to end of life for its products, while 2011 results included a gain on the sale of a building in China of approximately $1.9 million. The remaining difference is primarily attributable to foreign currency exchange rate fluctuations as the U.S. dollar appreciated against the Euro by approximately 14.7% in the first half of 2010, while depreciating against the Euro in the comparable 2011 period by approximately 7.5%, resulting in a decline in other income of approximately $1.8 million from 2010 to 2011.

Interest Income (Expense), Net

Interest income (expense), net, increased from effectively break-even in the second quarter of 2010 to $1.3 million in the second quarter of 2011 and, on a year to date basis, from income of $0.1 million in 2010 to expense of $2.8 million in 2011.  The primary driver of this change was the recognition of approximately $1.1 million and $2.1 million in the second quarter and first half of 2011, respectively, of interest expense related to our long-term debt obligations resulting from funding of the Curamik acquisition in the first quarter of 2011, as well as approximately $0.2 million and $0.4 million in the second quarter and first half of 2011, respectively of interest expense associated with the capital lease obligation we acquired as part of the Curamik transaction.

Income Taxes

Our effective tax rate was 22.0% and 20.3% for the three month periods ended June 30, 2011 and June 30, 2010, respectively, and was 23.9% and 21.2% for the six month periods ended June 30, 2011 and 2010, respectively, as compared with the statutory rate of 35.0%. In both the six month periods ended June 30, 2011 and 2010 our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of June 30, 2011, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Segment Sales and Operations

Core Strategic

High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$44.0	$38.9	$83.2	$70.7
Operating income	6.7	5.5	11.3	7.8

Our HPF operating segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment were $44.0 million in the second quarter of 2011, an increase of 13.1% from $38.9 million in the second quarter of 2010.  On a year to date basis, sales increased 17.7% from $70.7 million in 2010 to $83.2 million in 2011.  Accordingly, operating results in this segment also improved in the second quarter of 2011, increasing by 21.8% from $5.5 million in the second quarter of 2010 to $6.7 million in the second quarter of 2011, as well as on a year to date basis, increasing 44.9% from $7.8 million in 2010 to $11.3 million in 2011.  These results were driven by record quarterly sales levels for our high reliability silicone foam products as a result of strong demand in aircraft, communications infrastructure, solar power and hybrid-electric vehicle applications.  Sales of urethane foam products also reached an all-time quarterly record in the second quarter of 2011 with significant growth in large-screen mobile internet devices and general industrial applications.  In addition, our unique Poron® XRD™ shock-absorbing materials continue to win new adoptions in sports and impact apparel.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$43.4	$33.6	$86.2	$68.1
Operating income	4.4	2.1	9.2	6.6

Our PCM operating segment is comprised of our high frequency circuit material products.  Net sales in this segment increased by 29.2% to $43.4 million in the second quarter of 2011 from $33.6 million in the second quarter of 2010 and by 26.6% on a year to date basis from $68.1 million in the first six months of 2010 to $86.2 million in the first six months of 2011.  Operating profits also increased in both comparative periods – quarter over quarter, operating profit more than doubled from $2.1 million in 2010 to $4.4 million in 2011 and increased by 39.4% year over year from $6.6 million in 2010 to $9.2 million in 2011.  These results were driven by strong demand in the wireless infrastructure market, primarily due to the global expansion of third generation (3G) and fourth generation (4G) systems.  Radar applications for both high reliability and automotive markets remained strong.  Sales and design activity for new programs in wireless antennas continued at a rapid pace.  Our high speed digital Theta® products have completed qualification by a major original equipment manufacturer (OEM) and have now been released to new program designers.  However, these results were also negatively impacted by several factors, including cost increases related to certain raw materials, specifically copper and PTFE (polytetrafluoroethylene) materials caused in part by a worldwide shortage, particularly of PTFE.  To address these cost increases, prices were adjusted in the first half of 2011 and began to take effect late in the second quarter of 2011.  Results were also unfavorably impacted by costs associated with the start up of the segment’s manufacturing facility in China, where we held the grand opening of our facility on April 14, 2011 and are now in the process of qualifying our products with customers.  We are currently producing inventory and anticipate shipping product for satellite television applications to customers late in the third quarter of 2011.

Power Electronic Solutions

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Curamik Electronic Solutions
Net sales	$34.6	$-	$67.5	$-
Operating income	2.8	-	3.2	-
Power Distribution Systems
Net sales	$14.0	$10.1	$26.4	$19.3
Operating income	1.6	0.1	3.9	0.1
Thermal Management Solutions
Net sales	$0.2	$0.2	$0.3	$0.4
Operating loss	(1.3)	(0.9)	(3.0)	(1.7)

Curamik Electronic Solutions

Our CES operating segment is comprised of our power electronic substrate products, which are used primarily in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and hybrid electric and electric vehicle (HEV/EV) drive systems.  We signed an agreement to acquire Curamik on December 31, 2010 and officially closed the transaction on January 4, 2011.  In the second quarter of 2011, CES sales were $34.6 million with operating profits of $2.8 million and year to date sales were $67.5 million with operating profits of $3.2 million.  The sales volumes represent a record quarter for the business and an improvement of 5.2% from the $32.9 million in sales achieved in the first quarter of 2011.  These results were driven by strong demand for the segments structured ceramic substrates, which are used for IGBT (Insualted Gate Bipolar Transistor) power modules, in major markets, such as energy efficient motor drives, wind and solar power generation, and hybrid electric vehicle applications.  We continue working to integrate the business into Rogers, particularly from a sales and marketing standpoint, as we believe there are opportunities for growth within its primary markets in Europe and Japan, as well as in North America and Asia.  To meet the growing sales volumes, we increased our capacity at Curamik in the first half of 2011 and are currently planning additional capacity expansion in the second half of 2011 to keep pace with expected growth.

In the first quarter of 2011, CES operating profits reflected approximately $1.3 million of one-time costs associated with the acquisition and integration of the business, which includes consulting, legal and audit fees, as well as severance charges and other integration related costs.  The first quarter of 2011 results also include approximately $2.8 million of non-cash amortization charges related to the purchase accounting surrounding the acquisition, as we needed to assign a fair market value to the assets and liabilities of the business (see Note 4 for further detail).  Of the $2.8 million, approximately $1.8 million related to a one-time charge related to the amortization of the inventory step-up to fair value, charges that did not recur in the second quarter.  The remaining charges related primarily to the amortization of intangible assets.  In the second quarter and in each quarter for the remainder of 2011, we expect to incur approximately $1.0 million of amortization costs associated with these intangible assets.  Subsequent to 2011, these amounts will fluctuate as the amortization schedules are based on the timing of the estimated cash flows generated by these various intangible assets, which fluctuate over time.

Power Distribution Systems

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.  Sales increased by 38.6% in the second quarter of 2011 to a quarterly record of $14.0 million from $10.1 million in the second quarter of 2010.  On a year to date basis, sales have increased by 36.8% from $19.3 million in 2010 to $26.4 million in 2011.  Operating profits improved quarter over quarter from $0.1 million in 2010 to $1.6 million in 2011 and on a year to date basis from $0.1 million in 2010 to $3.9 million in 2011.  These increases were driven by continued high demand for this segment’s products in mass transit applications, as well as in wind and solar power inverters.  The capacity expansion for PDS in Arizona is progressing on schedule.  We are currently working to expand our customer base in the North American market and are in the process of making several prototypes for our customers.  We expect production sales out of this facility late in the second half of 2011.

Thermal Management Systems

Our TMS business was formed at the end of 2007 and is focused on serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices and hybrid electric vehicles.  This venture recognized its first material sales in the second quarter of 2010, as it received its first significant order for its base plate products, and continues to focus on additional opportunities in the marketplace.  Costs have escalated over the past year as the business focuses on improving its manufacturing processes and expanding its marketing efforts in order to gain traction in the marketplace.  Progress has been slower than anticipated and management closely monitors this business to determine if continued investment in their technology platforms will ultimately yield positive returns and cash flows for the Company and its investors.  Ultimately, decision points will be reached as to whether to continue to invest in this business or to no longer invest in it if we believe that future growth is not likely.

Other

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$7.5	$13.8	$16.1	$22.0
Operating income	0.9	1.0	2.2	0.7

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven materials products; and electroluminescent lamps and inverters.  Net sales in this segment declined from $13.8 million in the second quarter of 2010 to $7.5 million in the second quarter of 2011 and from $22.0 million in the first half of 2010 to $16.1 million in the first half of 2011.  Second quarter and year to date 2010 results included approximately $5.0 million of sales and $0.6 million of operating income from our former polyimide laminate systems business that we fully acquired in the second quarter of 2010 and has since come to end of life for its products.  Excluding these results, sales were relatively flat across our remaining businesses, although profits improved significantly, primarily as a result of stronger sales of our inverter products.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by the strength of our financial position through the second quarter of 2011.  For the first time since 2002, we have debt on our balance sheet, as we drew down our line of credit in the first quarter of 2011 by approximately $145 million to fund the strategic acquisition of Curamik Electronics GmbH.  While the world financial markets have grown more stable, the continued volatility in the credit markets has generally diminished liquidity and capital availability worldwide.  However, we believe that our existing sources of liquidity and cash expected to be generated from future operations, together with available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, and debt service commitments, among our other operating and investment needs, for at least the next twelve months.  In addition, we continue to have access to the remaining portion of the recently increased line of credit should any unforeseen need or strategic opportunity present itself to the business.  We continually review and evaluate the adequacy of our cash flows, lending facilities and banking relationships to ensure we have the appropriate access to cash to fund both our near-term operating needs and our long-term, strategic initiatives.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$75,351	$80,321
Accounts receivable	89,242	61,995
Inventory	71,517	47,574

	Six Months Ended
	June 30, 2011	June 30, 2010
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$(6,361)	$15,119
Cash used in investing activities	(137,931)	(24,857)
Cash provided by financing activities	133,408	495

At June 30, 2011, cash, cash equivalents and short-term investments totaled $75.4 million as compared to $80.3 million at December 31, 2010, a decline of approximately 6.1%.  This decline was due to a cash payment of $12.6 million to partially fund the Curamik acquisition, as well as approximately $13.0 million in payments for incentive compensation earned in 2010, offset by a joint venture dividend of $2.8 million, the receipt of $5.5 million for stock options exercised, $5.2 million received for the sale of property in China and $4.0 million of auction rate security redemptions.

Significant changes in our balance sheet accounts from December 31, 2010 to June 30, 2011 are as follows:

o
Accounts receivable increased 44%, from $62.0 million at December 31, 2010 to $89.2 million at June 30, 2011 due to a combination of the increased sales in the first half of 2011 and the acquisition of Curamik in the first quarter, which increased accounts receivable by $11.9 million.

o
Inventories increased $23.9 million, or 50%, from $47.6 million at December 31, 2010 to $71.5 million at June 30, 2011 which is attributable to the increased customer demand and resultant increase in sales volumes across segments that led to higher inventory levels to meet such demand.  Inventory levels were also increased by $12.2 million due to the first quarter acquisition of Curamik.

o
Goodwill and other intangibles at June 30, 2011 increased $149.1 million from December 31, 2010, due primarily to the valuations of the amortizable intangible assets and goodwill created as a result of the acquisition of Curamik during the first quarter.

o
Accounts payable increased 38% to $22.4 million at June 30, 2011 from $16.3 million at December 31, 2010 primarily as a result of the first quarter acquisition of Curamik, which contributed $6.0 million to this increase.

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

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  In the second quarter of 2011, we made $10 million in repayments of principal.  We were in compliance with all covenants as of June 30, 2011.

At June 30, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Credit Facility:

•	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan; and
•	$0.2 million letter guarantee – to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai).

No amounts were owed on the LOCs as of June 30, 2011 or December 31, 2010.

On July 13, 2011, we entered into an amended and restated $265 million, secured, five year credit agreement.  Key features of this agreement, relative to the November 23, 2010 credit agreement, include (1) an increase in credit from $165 million to $265 million with the addition of a $100 million term loan; (2) the extension of maturity from November 23, 2014 to July 13, 2016; (3) a 25 basis point reduction in  borrowing spread; (4) an increase in the size of permitted acquisitions from $25 million to $100 million; and (5) an increase in permitted additional indebtedness from $20 million to $120 million.

Interest

We incurred interest expense on the borrowing of $1.0 million and $2.1 million in the three and six months ended of June 30, 2011, respectively.  We incurred an unused commitment fee of approximately $20,000 and $40,000 in the three and six months ended June 30, 2011, respectively.  There were no interest charges in the first six months of 2010 and the unused commitment fee for the three and six months ended June 30, 2010 was $37,000 and $55,000, respectively, under the Citizens Credit Facility.

Auction Rate Securities

As of June 30, 2011, we held approximately $33.6 million of auction rate securities at par value as compared to approximately $37.6 million as of December 31, 2010.  Historically, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.

Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  As of the second quarter of 2011, we performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in an insignificant increase in the fair value of our auction rate securities in the second quarter of 2011 and a total impairment of $3.1 million overall on our current portfolio.

The total fair value of the auction rate securities at June 30, 2011, was $30.5 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.
The impairment described above, as of the second quarter of 2011, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings during the first half of 2011 was insignificant.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

We have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and organic growth of the business absent these securities.

Contingencies

During the second quarter of 2011, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14“Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

As of June 30, 2011, we had drawn down on our line of credit for $135 million to facilitate the purchase of Curamik.  Associated with the Curamik purchase was a lease obligation of approximately $10.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the second quarter of 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the second quarter of 2011.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2011.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

10.1	Fourth Amendment to Rogers Corporation Annual Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2011*.
10.2	Amended [and Restated] Rogers Corporation 2009 Long-Term Equity Compensation Plan, filed herewith.
10.3	Form of Basic Time-Based Restricted Stock Unit Award Agreement to Rogers Corporation 2009 Long-Term Equity Compensation Plan, filed herewith.
10.4	Form of Performance-Based Restricted Stock Award Agreement to Rogers Corporation 2009 Long-Term Equity Compensation Plan, filed herewith.
23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and June 30, 2010 and for the six months ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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

Dated:  August 2, 2011