Form 10-Q
period 2011-09-30
ROGERS CORP
filed 2011-11-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer ____   Accelerated filer     X

Non-accelerated filer  ____(Do not check if a smaller reporting company)           Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes__ No  X

The number of shares outstanding of the registrant's common stock as of October 14, 2011 was 16,190,809.

ROGERS CORPORATION
FORM 10-Q

September 30, 2011

Exhibits:
Exhibit 10.1	Amended and Restated Credit Agreement
Exhibit 23.1	Consent of National Economic Research Associates, Inc.
Exhibit 23.2	Consent of Marsh U.S.A., Inc.
Exhibit 31(a)	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31(b)	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Schema Document
Exhibit 101.CAL	XBRL Calculation Linkbase Document
Exhibit 101.LAB	XBRL Labels Linkbase Document
Exhibit 101.PRE	XBRL Presentation Linkbase Document
Exhibit 101.DEF	XBRL Definition Linkbase Document

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$147,608	$101,331	$427,353	$281,876
Cost of sales	97,689	64,496	287,131	177,447
Gross margin	49,919	36,835	140,222	104,429

Selling and administrative expenses	27,860	20,793	79,196	65,476
Research and development expenses	5,441	4,792	17,636	14,214
Operating income	16,618	11,250	43,390	24,739

Equity income in unconsolidated joint ventures	1,290	2,373	4,041	6,348
Other income (expense), net	302	(759)	1,931	1,051
Realized investment loss, net:
Increase (decrease) in fair value of investments	(642)	563	58	1,533
Less: Portion of gains (losses) in other comprehensive income	(407)	712	261	1,800
Net realized gain (loss)	(235)	(149)	(203)	(267)

Interest income (expense), net	(1,040)	70	(3,884)	174
Income before income tax expense	16,935	12,785	45,275	32,045

Income tax expense	2,579	3,929	9,356	8,022

Net income	$14,356	$8,856	$35,919	$24,023

Net income per share:
Basic	$0.89	$0.56	$2.25	$1.52
Diluted	0.85	0.55	2.15	1.50

Shares used in computing:
Basic	16,106,054	15,816,131	15,981,337	15,790,161
Diluted	16,934,423	16,006,948	16,713,837	15,962,887

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$71,148	$80,135
Short-term investments	-	186
Accounts receivable, less allowance for doubtful accounts of $1,160 and $1,630	93,049	61,995
Accounts receivable from joint ventures	2,573	1,338
Accounts receivable, other	3,298	3,773
Taxes receivable	255	1,706
Inventories	80,865	47,574
Prepaid income taxes	4,930	1,938
Deferred income taxes	2,178	1,492
Asbestos-related insurance receivables	8,563	8,563
Assets held for sale	1,841	5,841
Other current assets	9,805	7,042
Total current assets	278,505	221,583

Property, plant and equipment, net of accumulated depreciation of $226,665 and $182,435	150,096	120,087
Investments in unconsolidated joint ventures	27,663	25,452
Deferred income taxes	15,609	17,120
Goodwill and other intangibles	170,603	35,984
Asbestos-related insurance receivables	20,733	20,733
Long-term marketable securities	26,031	33,592
Investments, other	5,000	5,000
Other long-term assets	8,422	5,323
Total assets	$702,662	$484,874

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$22,642	$16,296
Accrued employee benefits and compensation	30,640	26,692
Accrued income taxes payable	4,021	1,528
Current portion of lease obligation	1,657	-
Current portion of long term debt	6,250	-
Asbestos-related liabilities	8,563	8,563
Other current liabilities	15,452	12,362
Total current liabilities	89,225	65,441

Long term debt	122,500	-
Long term lease obligation	8,149	-
Pension liability	26,980	31,980
Retiree health care and life insurance benefits	8,144	8,144
Asbestos-related liabilities	21,159	21,159
Non-current income tax	17,885	15,339
Deferred income taxes	24,794	8,745
Other long-term liabilities	637	3,534

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,168,392 and 15,841,341 shares outstanding	16,168	15,841
Additional paid-in capital	49,032	33,194
Retained earnings	330,963	295,044
Accumulated other comprehensive income (loss)	(12,974)	(13,547)
Total shareholders' equity	383,189	330,532
Total liabilities and shareholders' equity	$702,662	$484,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Activities:
Net income	$35,919	$24,023
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,138	11,934
Stock-based compensation expense	5,717	6,008
Deferred income taxes	950	2,728
Equity in undistributed income of unconsolidated joint ventures, net	(4,041)	(6,348)
Dividends received from unconsolidated joint ventures	2,762	7,184
Pension and postretirement benefits	4,511	4,471
Gain from the sale of property, plant and equipment	(1,900)	-
Amortization of inventory fair value	1,805	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(17,844)	(17,026)
Accounts receivable, joint ventures	(1,235)	(754)
Inventories	(23,609)	(9,583)
Pension contribution	(5,000)	(5,478)
Other current assets	(4,432)	(2,077)
Accounts payable and other accrued expenses	(13,035)	7,262
Other, net	(3,450)	(1,243)
Net cash provided by (used in) operating activities	(2,744)	21,101

Investing Activities:
Capital expenditures	(12,478)	(6,765)
Acquisition of business, net of cash received	(139,825)	(25,908)
Proceeds from short-term investments	8,100	5,650
Proceeds from the sale of property, plant and equipment, net	5,900	-
Return of investment in unconsolidated joint ventures	-	919
Net cash used in investing activities	(138,303)	(26,104)

Financing Activities:
Proceeds from long term borrowings	145,000	-
Repayment of debt principal	(16,250)	-
Payment of long term borrowings acquired through acquisition	(7,745)	-
Proceeds from sale of capital stock, net	9,692	120
Proceeds from issuance of shares to employee stock purchase plan	756	687
Net cash provided by financing activities	131,453	807

Effect of exchange rate fluctuations on cash	607	(301)

Net decrease in cash and cash equivalents	(8,987)	(4,497)

Cash and cash equivalents at beginning of year	80,135	57,738

Cash and cash equivalents at end of quarter	$71,148	$53,241

Supplemental disclosure of noncash investing and financing activities
Deferred purchase price for acquisition of business	$-	$2,910
Capital lease obligation acquired through acquisition	9,806	-

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

Assets or liabilities, measured at fair value on a recurring basis during the period, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of September 30, 2011	Level 1	Level 2	Level 3
Auction rate securities	$26,031	$-	$-	$26,031
Foreign currency option contracts	744	-	744	-
Copper derivative contracts	1,376	-	1,376	-

Auction Rate Securities

Other-than-temporary impairment is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

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

Prior to the first quarter of 2008, our available-for-dale auction rate securities were recorded at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter of 2008, and all of our auction rate securities have been in a loss position since that time.  Accordingly, the securities changed from a Level 1 valuation to a Level 3 valuation.

From the first quarter of 2008 through September 30, 2011, approximately $24.9 million of auction rate securities in total have been redeemed - $20.9 million at par value and $4.0 million at less than par value.  During the nine months ended September 30, 2011 approximately $8.1 million in total were redeemed.  As of September 30, 2011, the par value of our remaining auction rate securities was approximately $29.5 million, which was comprised 96% of student loan-backed auction rate securities and 4% of municipality-backed auction rate securities.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2010.  This analysis resulted in a decrease in the fair value of our auction rate securities in the third quarter of 2011 of approximately $0.7 million and a total impairment of approximately $3.5 million overall on our current portfolio.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss and one amount representing an impairment due to all other factors.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position.  We do not have the intent to sell the impaired securities, nor do we believe that it is more likely than not that we will be required to sell these securities before the recovery of their cost basis.  In the third quarter of 2011, we redeemed a $4.0 million tranche of auction rate securities for $3.7 million, which represents 92.6% of its par value. There was an additional tranche redeemed at par for $0.2 million.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, these securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next twelve months, which are classified as short-term investments.   The securities that we hold have maturities ranging from 21 to 36 years and currently earn interest at rates ranging from 0.14% to 0.48%.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2010	$33,778
Cash received for redemptions at par	(4,150)
Cash received for redemptions below par	(3,655)
Reported in other comprehensive income	261
Reported in earnings	(203)
Balance at September 30, 2011	$26,031

A roll-forward of credit losses recognized in earnings from the date of the first other-than-temporary impairment, pertaining to the auction rate securities held by us, is as follows:

(Dollars in thousands)	Credit Losses
Balance at December 31, 2010	$917
Additional credit losses	286
Reduction in credit losses due to redemptions	(83)
Balance at September 30, 2011	$1,120

Derivatives Contracts

As further explained below in Note 3 “Hedging Transactions and Derivative Financial Instruments”, we are exposed to certain risks relating to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk, specifically copper.  The fair value of the foreign currency option derivatives is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and by reference to market values resulting from an over-the-counter market or obtaining market data for similar instruments with similar characteristics.

The fair value of the copper derivatives is computed using a combination of intrinsic and time value valuation models.  The intrinsic valuation model reflects the difference between the strike price of the underlying copper derivative instrument and the current prevailing copper prices in an over-the-counter market at period end. The time value valuation model incorporates the constant changes in the price of the underlying copper derivative instrument, the time value of money, the underlying copper derivative's strike price and the remaining time to the underlying copper derivative instrument's expiration date from the period end date. Overall, fair value is a function of five primary variables: price of the underlying instrument, time to expiration, strike price, interest rate, and volatility.  We do not use derivative financial instruments for trading or speculation purposes.

Note 3 – Hedging Transactions and Derivative Financial Instruments

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income.  This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statement of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, the ineffective portion, if any, is recognized in the condensed consolidated statement of operations during the current period.

At September 30, 2011, we have three contracts in place to hedge our exposure related to the purchasing of copper at our German subsidiary, Curamik.  These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices. One of these contract covers our monthly exposure in 2011 and does not qualify for hedge accounting treatment (therefore, any mark-to-market adjustments are recorded in Other income, net in the condensed consolidated statement of operations).  The remaining two contracts cover our 2012 monthly copper exposure and do qualify for hedge accounting treatment (therefore, any mark-to-market adjustments on this contract are recorded in Other comprehensive income in the equity section of our condensed consolidated statement of financial position.

We also have five contracts related to minimizing our foreign currency exposures on our condensed consolidated statements of financial position.  These contracts do not qualify for hedge accounting treatment, and any mark-to-market adjustments are recorded in condensed consolidated statement of operations in Other income, net at September 30, 2011

Notional Values of Foreign Currency Derivatives		Notional Value of Copper Derivatives
Euro	€4,800	Copper	145 metric tons
U.S. Dollar	$10,000
Japanese Yen	¥230,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the nine-month period ended September 30, 2011		Fair Values of Derivative Instruments as of September 30, 2011
Foreign Exchange Option Contracts	Location of loss	Amount of loss	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$353	$744

Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income	972	(972)
Contracts not designated as hedging instruments	Other income, net	404	(404)

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

Note 4 - Acquisition of Business

Curamik Electronics GmbH

On January 4, 2011, we acquired Curamik Electronics GmbH (Curamik), a manufacturer of power electronic substrate products headquartered in Eschenbach, Germany.  The aggregate purchase price was $151.1 million, which reflects post closing adjustments.

Curamik, founded in 1983, was when we purchased it and remains the worldwide leader for development and production of direct copper bonded ceramic substrate products which are used primarily in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules that enable a wide range of products, including highly efficient industrial motor drives, wind and solar energy converters and hybrid electric vehicle drive systems.  Most of Curamik’s products are manufactured using state of the art automated processes in its facility located in Eschenbach, Germany.

The acquisition was accounted for in accordance with applicable purchase accounting guidance.  The following table represents the preliminary fair market value assigned to the acquired assets and liabilities in the transaction.  As of the filing date of this Form 10-Q, we are still in the process of finalizing the valuation of the net assets of the business.

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

For the three and nine months ended September 30, 2011, Curamik realized $36.8 million in sales and operating profits of $4.1 million and $104.3 million in sales and $7.3 million in operating profits, respectively.  It is impracticable to disclose comparable prior period amounts on a basis consistent with that reported in this Form 10-Q, as the business acquired in the transaction was not consolidated as a reporting unit for those prior periods.

Total costs incurred related to the acquisition were approximately $3.4 million, of which $1.3 million were incurred in the first quarter of 2011 and $2.1 million were incurred in the fourth quarter of 2010. They are included in “Selling and administrative expenses” on our condensed consolidated statement of operations.

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

The acquisition was accounted for in accordance with applicable purchase accounting guidance.  The following table represents the fair market value assigned to the acquired assets and liabilities in the transaction.

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

As of the date of the acquisition, we acquired 90% of the equity of Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of Utis two years from the acquisition date.  Therefore, we have consolidated 100% of the activities of Utis in accordance with applicable accounting guidance.  Operational results were included beginning in the second quarter of 2010.  The deferred purchase price at the date of purchase was recorded at its present value (approximately $2.9 million).  This is classified as a short-term liability on our condensed consolidated statement of financial position.

Note 5 - Inventories

Inventories were as follows:
(Dollars in thousands)	September 30, 2011	December 31, 2010

Raw materials	$30,600	$14,979
Work-in-process	18,681	6,422
Finished goods	31,584	26,173
	$80,865	$47,574

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net income	$14,356	$8,856	$35,919	$24,023
Foreign currency translation adjustments	(19,956)	8,904	1,304	(2,430)
Unrealized gain (loss) on marketable securities, net of tax	(533)	623	(31)	1,592
Unrealized gain (loss) on derivative instruments, net of tax	(700)	232	(700)	(24)
Comprehensive income (loss)	$(6,833)	$18,615	$36,492	$23,161

The components of accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Foreign currency translation adjustments	$13,811	$12,507
Funded status of pension plans and other postretirement benefits, net of tax	(24,996)	(24,996)
Unrealized loss on marketable securities, net of tax	(1,089)	(1,058)
Unrealized gain (loss) on derivative instruments, net of tax	(700)	-
Accumulated other comprehensive income (loss)	$(12,974)	$(13,547)

Note 7 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator:
Net income	$14,356	$8,856	$35,919	$24,023
Denominator:
Denominator for basic earnings per share - Weighted-average shares	16,106	15,816	15,981	15,790
Effect of dilutive stock options	828	191	733	173
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	16,934	16,007	16,714	15,963

Basic net income per share:	$0.89	$0.56	$2.25	$1.52
Diluted net income per share:	0.85	0.55	2.15	1.50

Note 8 - Stock-Based Compensation

Equity Compensation Awards

Stock Options

Stock options have been granted under various equity compensation plans.  While we may grant options to employees that become exercisable at different times or within different periods, we have generally granted options to employees that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries of the grant dates.  The maximum contractual term for all options is normally ten years.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and nine month periods ended September 30, 2011 and 2010 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Options granted	50,000	-	108,550	340,150
Weighted average exercise price	$48.70	-	$48.26	$24.26
Weighted-average grant date fair value	21.33	-	21.86	11.40
Assumptions:
Expected volatility	48.17%	-	46.54%	45.41%
Expected term (in years)	5.00	-	5.55	5.86
Risk-free interest rate	1.90%	-	2.30%	3.12%
Expected dividend yield	--	--	--	--

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

Expected dividend yield – We do not pay dividends on our common stock; therefore, a dividend yield of 0% was used in the Black-Scholes model.

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

During the three and nine month periods ended September 30, 2011 we recognized approximately $0.7 million and $2.0 million of stock option compensation expense, respectively.  During the three and nine month periods ended September 30, 2010 we recognized approximately $0.6 million and $3.4 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of September 30, 2011 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average ExercisePrice Per Share	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2011	2,511,714	$37.15	5.3	$28,613,872
Options granted	50,000	48.70
Options exercised	(120,985)	34.95
Options cancelled	(9,282)	25.62
Options outstanding at September 30, 2011	2,431,447	37.54	5.2	15,505,292
Options exercisable at September 30, 2011	1,657,253	41.94	3.9	6,003,054
Options vested or expected to vest at September 30, 2011*	2,408,221	37.64	5.2	15,220,225

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2010	2,626,371	$36.63
Options granted	108,550	48.26
Options exercised	(288,176)	33.63
Options cancelled	(15,298)	30.80
Options outstanding at September 30, 2011	2,431,447

During the nine month period ended September 30, 2011, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $3.8 million, and the total amount of cash received from the exercise of these options was $9.7 million.

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  The restricted stock granted is either time-based or performance-based.  The performance-based grants award shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2008 cliff vested at the end of the three-year period and eligible participants were eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2008 grant did not meet performance measures and there was no payout.  The 2009, 2010 and 2011 grants cliff vest at the end of their respective three-year periods, except for awards granted to those individuals who are retirement eligible during the grant period, which are subject to accelerated vesting as the award is earned over the course of the grant (i.e. a pro-rata payout occurs upon retirement).  Eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cash flow.  In the second quarter of 2011, we granted 20,630 performance-based restricted stock awards.

In the third quarter of 2011, we granted 20,797 time-based restricted stock awards.  For the nine months ended September 30, 2011 we granted 63,067 time-based restricted stock awards.  These awards cliff vest at the end of a three-year period.

We recognize compensation expense on these awards ratably over the vesting period, or on an accelerated basis if the recipient is retirement eligible at the time of grant.  The fair value of the award will be determined based on the market value of the underlying stock price at the grant date.  The amount of compensation expense recognized over the vesting period will be based on our projections of the performance measure over the requisite service period and, ultimately, how that performance compares to the defined performance measure.  If, at any point during the vesting period, we conclude that the ultimate result of this measure will change from that originally projected, we will cumulatively adjust the compensation expense during that period and recognize future expense ratably over the remaining vesting period based on the new projected payouts.

Restricted Share Awards
Non-vested awards outstanding at December 31, 2010	117,750
Awards granted	83,697
Stock issued	-
Awards forfeited	(34,540)
Non-vested awards outstanding at September 30, 2011	166,907

As of the first quarter of 2011, the restricted stock granted in 2008 has been forfeited, due to the performance target not being reached that was required for vesting of this grant.

For the three and nine month periods ended September 30, 2011, we recognized compensation expense for restricted stock awards of $1.3 million and $2.6 million, respectively, and for the three and nine month periods ended September 30, 2010 we recognized compensation expense of $0.9 million and $1.5 million, respectively.

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

Deferred Stock Units
Awards outstanding at December 31, 2010	30,250
Awards granted	16,650
Stock issued	(19,550)
Awards outstanding at September 30, 2011	27,350

For each of the nine month periods ended September 30, 2011 and 2010, we recognized compensation expense of $0.7 million related to deferred stock units.  There was no expense associated with these grants in the first and third quarter of either year.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in the three month periods ended September 30, 2011 and, 2010, respectively, and approximately $0.3 million of compensation expense associated with the nine month periods ended September 30, 2011 and 2010, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Service cost	$1,060	$878	$3,180	$2,672	$171	$158	$523	$496
Interest cost	2,116	2,061	6,348	6,259	110	96	304	298
Expected return on plan assets	(2,591)	(2,499)	(7,773)	(7,221)	--	--	--	--
Amortization of prior service cost	150	152	450	450	(157)	(158)	(471)	(470)
Amortization of net loss	553	446	1,659	1,368	130	69	292	247
Settlement charge	--	147	--	372	--	--	--	--
Net periodic benefit cost	$1,288	$1,185	$3,864	$3,900	$254	$165	$648	$571

Employer Contributions

We made $5.0 million in voluntary contributions to our qualified defined benefit pension plans during the first nine months of 2011.  For the nine months ended September 30, 2010, our contributions were $4.0 million.

We made a de minimis benefit payment to our non-qualified defined benefit pension plan the first nine months of 2011 and made $1.5 million in benefit payments to our non-qualified defined benefit pension plans for the first nine months of 2010.

Note 10 – Segment Information

In the first quarter of 2011, due to the acquisition of Curamik and the manner in which we mange  our business, we determined that it was appropriate to adjust our segment reporting structure.

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

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Core Strategic
High Performance Foams
Net sales	$49,795	$40,617	$132,950	$111,313
Operating income	10,717	7,462	22,010	15,213

Printed Circuit Materials
Net sales	$43,007	$37,414	$129,235	$105,567
Operating income	2,822	3,196	12,056	9,795

Power Electronic Solutions
Curamik Electronic Solutions
Net sales	$36,764	-	$104,274	-
Operating income	4,133	-	7,290	-

Power Distribution Systems
Net sales	$11,282	$10,359	$37,696	$29,638
Operating income	342	1,309	4,251	1,468

Thermal Management Solutions
Net sales	$264	$282	$579	$666
Operating loss	(1,304)	(881)	(4,271)	(2,542)

Other
Net sales	$6,496	$12,659	$22,619	$34,692
Operating income	(92)	164	2,054	805

     Inter-segment sales have been eliminated from the sales data in the previous table

Note 11 – Joint Ventures

As of September 30, 2011, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31

Equity income of $1.3 million and $4.0 million for the three and nine month period ended September 30, 2011 and equity income of $2.4 million and $6.3 million for the three and nine month period ended September 30, 2010, respectively, is included in the condensed consolidated statements of operations.

On March 31, 2010, Rogers and Mitsui Chemicals, Inc., the 50% owners of the Polyimide Laminate Systems, LLC (PLS) joint venture, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS, which resulted in a $0.1 million charge recorded as of March 31, 2010.  The parties also agreed that, going forward, all the distribution activity that PLS had previously engaged in would be conducted through Rogers.  Therefore, beginning in the second quarter of 2010, these activities are reported on a gross basis as part of our consolidated results.  PLS also became an operating segment at that time and its results were reported in the Other reportable segment.

In October 2010, we sold our ownership interest in the 50/50 joint venture, Rogers Chang Chun Technology Co., Ltd. (RCCT) to our joint venture partner, Chang Chun Plastics Co., Ltd., for $9.3 million, which resulted in a $3.2 million gain recorded during 2010.

Commission income from our PLS joint venture was $0.6 million for the nine month period ended September 30, 2010 and is included in “Other income (expense), net” on the condensed consolidated statements of operations.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$18,083	$28,013	$52,745	$81,429
Gross profit	3,364	5,573	10,644	15,890
Net income	2,580	4,746	8,082	12,696

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

Note 12 - Debt

On July 13, 2011, we entered into an amended and restated $265 million secured, five year credit agreement.  This credit agreement (Amended Credit Agreement) is with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  This Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and effectively increased our borrowing capacity from $165 million under the original agreement to $265 million under the Amended Credit Agreement.

Key features of the Amended Credit Agreement, as compared to the November 23, 2010 credit agreement, include (1) an increase in credit from $165 million to $265 million with the addition of a $100 million term loan; (2) the extension of maturity from November 23, 2014 to July 13, 2016; (3) a 25 basis point reduction in  interest costs; (4) an increase in the size of permitted acquisitions from $25 million to $100 million; and (5) an increase in permitted additional indebtedness from $20 million to $120 million.

The Amended Credit Agreement provides for the extension of credit in the form of (1) a $100 million term loan (which refinances outstanding borrowings in the amount of $100 million from the existing revolving credit line), as further described below; and (2) up to $165 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement, on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165 million revolver portion of the Amended Credit Agreement; however, with respect to the $100 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

Borrowings under the Amended Credit Agreement will bear interest based on one of two options.  Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio.  The base reference rate will be the greater of the (1) prime rate; (2) federal funds effective rate plus 50 basis points; and (3) adjusted 1-month London interbank offered (“LIBO”) rate plus 100 basis points.  Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 175 - 250 basis points, depending on our leverage ratio.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.

In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The agrgegate payments due are as follows:

2011	$2.50 million
2012	$7.50 million
2013	$12.5 million
2014	$17.5 million
2015	$35.0 million
2016	$25.0 million

We capitalized an additional $0.7 million of debt issuance costs in the third quarter of 2011 related to the amendment of the credit agreement, for a year to date total of $2.3 million of debt issuance costs capitalized, which will be amortized over the five year life of the Amended Credit Agreement.

The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  The key financial covenants include a requirement for us to maintain, at the end of each fiscal quarter ending on or after June 30, 2011, a fixed charge coverage ratio of no less than 2.5 to 1.0 and a leverage ratio of no more than 3.0 to 1.0.  If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  In the second and third quarters of 2011, we made $10.0 million and $6.3 million in repayments of principal, respectively.  We were in compliance with all financial and other covenants as of September 30, 2011.

In addition, at September 30, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Amended Credit Agreement:

●	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan; and
●	$0.2 million letter to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai).

No amounts were owed on the LOCs as of September 30, 2011 or December 31, 2010.

Interest

We incurred interest expense on the borrowing of $0.8 million and $2.9 million in the three and nine months ended September 30, 2011, respectively.  We incurred an unused commitment fee of approximately $0.1 million and approximately $0.1 million in the three and nine months ended September 30, 2011, respectively.  There were no interest charges in the first nine months of 2010, and the unused commitment fee under the former credit agreement with RBS Citizens, for the three and nine months ended September 30, 2010, was $21,000 and $63,000, respectively.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik. The related obligation recorded as of September 30, 2011 was $9.8 million.

Note 13 – Goodwill and Intangible Assets

Definite-lived Intangible Assets

(Dollars in thousands)	September 30, 2011			December 31, 2010
	Gross Carrying Amount*	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount*	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,009	$1,143	$866	$2,041	$1,091	$950
Technology	37,950	4,743	33,207	6,423	1,448	4,975
Covenant-not-to-compete	1,558	735	823	1,604	668	936
Customer Relationships	20,530	1,068	19,462	4,324	387	3,937
Total other intangible assets	$62,047	$7,689	$54,358	$14,392	$3,594	$10,798
*Gross carrying amounts may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense for the nine months ended September 30, 2011 was approximately $4.4 million and $0.7 million for the same period in 2010.  The anticipated future amortization expense is $1.5 million, $4.5 million, $6.1 million, $6.2 million and $5.9 million for the remainder of 2011 and 2012, 2013, 2014 and 2015, respectively.

The weighted average amortization period as of September 30, 2011, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	8.6
Technology	5.6
Covenant not-to-compete	3.4
Customer relationships	9.2
Total other intangible assets	6.9

On January 4, 2011 we acquired Curamik, which contributed $52.8 million of intangible assets and $85.9 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships.  This includes $5.3 million of indefinite-lived intangible assets, which are assessed for impairment annually.  The definite-lived intangibles are amortized using an accelerated method of amortization that is based on the projected economic use of the related underlying asset.

On November 2, 2010, we entered into a technology license agreement with Polyworks, Inc., which resulted in $2.0 million of intangible assets that will be amortized on a straight line basis over 10 years.

On March 31, 2010, we acquired the assets of Utis, which resulted in $9.3 million of intangible assets and $15.6 million of goodwill.  The intangible assets are comprised of trademarks, technology, covenants not-to-compete and customer relationships.  These intangibles are amortized using an accelerated method of amortization that is based on the projected economic use of the related underlying asset.

Goodwill

The changes in the carrying amount of goodwill for the period ending September 30, 2011, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Distribution Systems	Curamik Electronic Solutions	Thermal Management Solutions	Other	Total
December 31, 2010	$22,962	$-	$-	$-	$-	$2,224	$25,186
Curamik acquisition	-	-	-	85,947	-	-	85,947
Foreign currency translation adjustment	(741)	-	-	540	-	-	(201)
September 30, 2011	$22,221	$-	$-	$86,487	$-	$2,224	$110,932

Note 14 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, the timing and extent of remedial action that may be required by governmental authorities, or the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  We have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17.0 million to $24.0 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of September 30, 2011, which approximates the low end of the range for our share of the projected liability.  We believe we are a de minimis participant in this case and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue indefinitely.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the United States Environmental Protection Agency (EPA) Region I in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  We completed clean-up efforts in 2000 in accordance with a previously agreed upon remediation plan.  To address the small amount of residual soil contamination at the site, we had proposed a plan of Monitored Natural Attenuation, which was subsequently rejected by the CT DEEP.  The CT DEEP has additionally rejected two revised plans that were submitted.  During the second quarter of 2009, the CT DEEP required us to install additional wells on site to better determine the amount and location of the residual contamination.  During the third quarter of 2009, one of the additional wells tested positive for PCBs, and we were therefore required to install additional wells to continue to try and determine the extent of the contamination.  During 2010, the additional wells tested positive for contamination, which resulted in the installation of a pump and treat system to alleviate further contamination of the ground water.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.

In addition, during the first quarter of 2010, we discovered PCB contamination in the building at our Woodstock, Connecticut facility, due to it having contained the equipment that was the source of the original PCB soil contamination.  Remediation of the contamination within the facility is currently projected to cost between $1.0 million and $2.6 million; therefore, we recorded a liability of $1.0 million related to the building contamination, which represents the low end of the estimated range, as no other amount in the range is more probable at this time.

We believe that these situations will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos Litigation

A significant number of asbestos-related product liability claims have been brought against numerous United States industrial companies where the third-party plaintiffs allege personal injury from exposure to asbestos-containing products. We have been named, along with hundreds of other companies, as a defendant in some of these claims. In virtually all of these claims filed against us, the plaintiffs are seeking unspecified damages, or, if an amount is specified, such amount merely represents a jurisdictional amount.  However, occasionally specific damages are alleged and in such situations, plaintiffs’ lawyers often sue dozens of defendants, frequently without factual basis or support.  As a result, even when a specific amount of damages is alleged, such action can be arbitrary, both as to the amount being sought and the defendant being charged with such damages.

We did not mine, mill, manufacture or market asbestos; rather we made a limited number of products which contained encapsulated asbestos.  Such products were provided to industrial users.  We stopped manufacturing these products in the late 1980s.

●	Claims

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 30, 2011, there were approximately 228 pending claims compared to approximately 194 pending claims at December 31, 2010.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the approximately  228 claims pending as of  September 30, 2011,  59 claims do not specify the amount of damages sought,  166 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements.  Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20,000,000 each; one (1) claim alleges compensatory damages of $65,000,000 and punitive damages of $60,000,000 and one (1) claim alleges compensatory and punitive damages of $1,000,000 each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  As of the end of the third quarter, the number of suits filed in 2011 is slightly higher than for the full year 2010.  It is too early to be able to determine if this is a meaningful trend.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the nine months ended September 30, 2011, we were able to have 87 claims dismissed and settled 5 claims.  For the year ended December 31, 2010, 163 claims were dismissed and 20 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.0 million for the nine months ended September 30, 2011, compared to $4.9 million during the first nine months of 2010 and approximately $5.5 million for the full year 2010.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end  2010 and the estimated liability and estimated insurance recovery, for the five-year period through 2015, is $29.7 million and $29.3 million, respectively.  These amounts are currently reflected in our financial statements at September 30, 2011 as no material changes occurred during the first  nine months of 2011 that would cause us to believe that an additional update to the analysis was required.

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

●
In the second quarter of 2010, the CT DEEP identified us as a potentially responsible party at a disposal site in Killingly, Connecticut.  We have continued internal due diligence work related to the site to better understand the issue and our alleged involvement.  Based on the facts and circumstances known to us at the present time, we are unable to estimate the probability or amount of any potential costs associated with this matter.  As such, no reserve has been established at this time.

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

Note 15 – Income Taxes

Our effective tax rate was 15.2% and 30.7%, respectively, for the three month periods ended September 30, 2011 and September 30, 2010, and was 20.7% and 25.0%, respectively, for the nine month periods ended September 30, 2011 and 2010, as compared with the statutory rate of 35.0%.  In the three month period ended September 30, 2011, our tax rate also benefited from certain discrete items, including the settlement of tax matters in foreign jurisdictions, as well as, certain adjustments related to the filing of our 2010 U.S. federal tax return.  In the respective nine month periods ended September 30, 2011 and 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of September 30, 2011, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2011, we have approximately $1.4 million of accrued interest related to uncertain tax positions included in the $17.9 million of unrecognized tax benefits, $10.6 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2008 – 2010; various states: 2006 – 2010; and foreign: 2006 – 2010.

Note 16 – New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We do not expect its adoption to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We expect its adoption will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

In September 2011, the FASB issued Accounting Standard Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which changes the way a company completes its annual impairment review process on goodwill. The provisions of this pronouncement provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU-2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

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

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the sovereign debt crisis being experienced globally; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; and fluctuations in foreign currency exchange rates.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2010.

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

Strategically, our focus is on three “mega-trends” that we believe will fuel the future growth of our Company – continued growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new ones.  We will continue to focus on business opportunities and invest in expansion around the globe.  In the first quarter of 2011, we finalized the acquisition of Curamik Electronics GmbH (“Curamik”). Additionally, in the first nine months of 2011, we have made significant progress on our new manufacturing operations for two of our Core Strategic segments: Printed Circuit Materials (PCM) in Suzhou, China, and Power Distribution Systems (PDS) in North America.  Once complete, both PCM and PDS will have a manufacturing presence in each of our three major geographic regions – North America, Europe and Asia – further solidifying our commitment to be close to our customers in order to better serve their needs. Our vision is to be the supplier of choice for our customers in all of the various markets in which we participate.  To achieve this goal, we strive to make the best products in these respective markets and to deliver the highest level of service to our customers.

2011 Third Quarter Executive Summary

In the third quarter of 2011, we achieved all time record quarterly sales of $147.6 million, a 46% improvement from third quarter 2010 sales of $101.3 million.  The third quarter of 2011 included sales from our new acquisition, Curamik Electronic Solutions (CES), of $36.8 million; therefore, total organic growth was approximately $9.5 million, or 9.4%, quarter over quarter, while growth in our core strategic businesses of High Performance Foams, Printed Circuit Materials and Power Distribution Systems was $15.7 million, or 17.8%.  Earnings for the third quarter of 2011 improved to $0.85 per diluted share from $0.55 per diluted share in the third quarter of 2010.

Our sales growth was driven by improved performance across all of our Core Strategic businesses, led by our High Performance Foams (HPF) segment with a 22.7% quarter over quarter improvement from $40.6 million to $49.8 million; Printed Circuit Materials (PCM), which achieved 15% quarter over quarter growth from $37.4 million to $43.0 million; and Power Distribution Systems (PDS) with 8.7% growth from $10.4 million to $11.3 million in sales.  Our new business, Curamik Electronic Solutions (CES), continued to perform well since we acquired it at the beginning of 2011.  In the third quarter, CES achieved record quarterly sales of $36.8 million, the third consecutive quarter of growth for the segment since its acquisition.  In the third quarter of 2011, approximately 96% of our sales were generated by our core businesses, as compared to 88% in the third quarter of 2010.

From an operating results standpoint, profits increased by almost 62% on a sales volume increase of approximately 46% as we achieved $14.4 million in net income in the third quarter of 2011 as compared to $8.9 million in the third quarter of 2010.  This was driven by an increase in operating profit of $4.1 million from the acquisition of Curamik and the improved performance at our HPF segment, where operating profit increased by 43.0% quarter over quarter from $7.5 million in 2010 to $10.7 million in 2011.  CES also contributed approximately $4.1 million in operating profit to our results in the third quarter of 2011.

In the third quarter of 2011, we continued to make progress on our strategic growth initiatives.  The acquisition of Curamik has delivered strong results in the first nine months of 2011.  Our efforts are focused on leveraging our organization to increase our operational efficiencies, as well as to expand Curamik’s base into new regions and customers to help drive its future growth.  We have also made significant progress on our new manufacturing facility in Suzhou, China for our PCM business and in Arizona for our PDS operation.  In Asia, PCM celebrated the grand opening of its facility in the first half of 2011 and is currently in the process of qualifying product with customers while recognizing our first material sales out of the facility in the third quarter.  In Arizona, our PDS facility is also manufacturing product and our efforts are focused on gaining traction in the North American marketplace and winning new business at new customers.

Overall during 2011, we have been able to increase sales and improve profitability in almost all of our businesses across the many markets and regions we serve, even as the uncertainty in the global economy continues.  We have felt certain negative impacts from the overall economic environment, as rising raw material prices have impacted margins in certain sectors and it remains very difficult to forecast demand at our customers.  Also, late in the third quarter of 2011, we began to experience a slow down in certain regions, particularly Europe and some parts of Asia.  It is difficult to determine how these factors will impact us for the remainder of 2011 and into 2012, but we believe that we have a very strong product portfolio that continues to be enhanced through our strategic initiatives, and that we have opportunities for strong growth in the markets we target through our mega-trend strategy, even if the global economy slows.  We will continue to focus on growth, both organically and through acquisitions and strategic partnerships, as well as on controlling our costs in order to continue to deliver value to our shareholders.  With the uncertain state of the global economy, we will continue to be cautiously optimistic about our business going forward.  Ultimately, we believe that we are well positioned to take advantage of any opportunities to profitably grow our business for the future.

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

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Manufacturing margins	33.8	36.4	32.8	37.0

Selling and administrative expenses	18.9	20.5	18.5	23.2
Research and development expenses	3.7	4.7	4.1	5.0
Operating income	11.3	11.1	10.2	8.8

Equity income in unconsolidated joint ventures	0.9	2.3	0.9	2.3
Other income, net	0.2	(0.7)	0.4	0.4
Net realized gains (losses)	0.2	-	-	-
Interest income (expense), net	(0.7)	0.1	(0.9)	0.1
Income before income taxes	11.5	12.6	10.6	11.4

Income tax expense	1.8	3.9	2.2	2.8

Net income	9.7%	8.7%	8.4%	8.5%

Net Sales

Net sales in the third quarter of 2011 were $147.6 million as compared to $101.3 million in the third quarter of 2010, an increase of 45.7%, and $427.4 million in the first nine months of 2011 as compared to $281.9 million for the comparable period in 2010, an increase of 51.6%. Third quarter and year to date 2011 results included approximately $36.8 million and $104.3 million, respectively, of sales from our acquisition, Curamik.  Excluding these amounts, quarter over quarter growth was approximately $9.5 million, or 9.4%, and growth in the comparable year to date periods was approximately $41.2 million, or 14.6%.  Third quarter organic sales growth was driven primarily by increased volumes in all of our Core Strategic segments - PCM increased sales by $5.6 million, or 15.0%; HPF increased sales by $9.2 million, or 22.7%; and PDS achieved sales increases of $0.9 million, or 8.7%.  On a year to date basis, organic sales increases were also driven by these core segments, as PCM increased sales by $23.6 million, or 22.3%; HPF by $21.6 million, or 19.4%; and PDS by $8.1 million, or 27.4%.  See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 36.4% in the third quarter of 2010 to 33.8% in the third quarter of 2011, and from 37.0% to 32.8% in the first nine months of 2010 to the first nine months of 2011, respectively.  In the third quarter and first nine months of 2011, margins were impacted by several factors, many of which were anticipated and planned for by management. Most notably, such factors included the start up costs associated with our new PCM manufacturing facility in Suzhou, China and our PDS operations in North America;  increased costs of certain raw materials used in many of our production processes, and unfavorable product mix in certain segments.  However, as we move into the production phase in these new production facilities, we expect the start up and qualification costs to decline and margins to improve over time.  Also, our new Curamik business has historically operated at lower margins than our legacy businesses, which also contributed to the overall decline from 2010.  However, Curamik also has lower operating costs, so the overall profitability is very similar to our core businesses.  As anticipated, margins have continued to improve sequentially over the course of 2011, primarily due to the fact that our two new manufacturing operations have entered into the qualification phase for their products, as well as the fact that the one-time negative impact from the fair value write up of Curamik inventory, as required by purchase accounting, occurred in the first quarter of 2011, which helped the sequential improvements and negatively impacted the year to date comparisons.

Selling and Administrative Expenses

Selling and administrative expenses increased 34.0% from $20.8 million in the third quarter of 2010 to $27.9 million in the third quarter of 2011 and 21.0% in the first nine months of 2011 from $65.5 million in 2010 to $79.2 million in 2011.  The increase in the third quarter of 2011 is partially attributable to the acquisition of Curamik, which added approximately $3.2 million of expense during the quarter, as well as $1.0 million in amortization expense related to the intangible assets created in the acquisition transaction.  Also contributing to the increase were incremental sales and marketing costs of $2.2 million to support our higher sales volumes and drive further growth.  As well as incentive compensation costs that were approximately $0.5 million more in the third quarter of 2011, as compared to 2010, and workers compensation claims, which increased by approximately $0.7 million during the quarter.

On a year to date basis, 2011 included approximately $10.6 million of costs related to Curamik and $6.1 million of incremental sales and marketing costs to support our higher sales volumes and drive further growth.  These increases were partially offset by lower incentive compensation costs by approximately $3.0 million.  Overall, as a percentage of sales, selling and administrative expenses decreased from 20.5% of sales in the third quarter of 2010 to 18.9% of sales in the third quarter of 2011 and 23.2% in the first nine months of 2010 to 18.5% in the first nine months of 2011.  These favorable comparisons show that we were able to leverage our existing infrastructure to support our higher sales levels, while increasing our investment in sales and marketing activities to support that sales growth, as well as to focus on driving our sales performance in the future.

Research and Development Expenses

Research and development (R&D) expense increased 12.5% from $4.8 million to $5.4 million in the third quarter of 2011 as compared to the third quarter of 2010 and 24.6% from $14.2 million in the first nine months of 2010 to $17.6 million in the first nine months of 2011.  As a percentage of sales, research and development expenses were 3.7% in the third quarter of 2011 as compared to 4.7% in the third quarter of 2010 and, on a year to date basis, 4.1% in 2011 as compared to 5.0% in 2010.  In the near term, we believe that our R&D spending will continue to remain consistent with levels incurred in the most recent quarters.  As a Company, we are focused and committed to continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  Investment in technology and R&D initiatives has been a key driver to our past success and we expect will be a key factor to our continued success in the future.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $2.4 million in the third quarter of 2010 to $1.3 million in the third quarter of 2011 and decreased from $6.3 million in the first nine months of 2010 to $4.0 million in the first nine months of 2011.  The reduction can be partially attributed to the sale of our joint venture in Taiwan, Rogers Chang Chun Technology Co., Ltd. (RCCT), in the third quarter of 2010, which had contributed $0.3 million and $0.8 million of equity income in the third quarter and first nine months of 2010, respectively.  Additional declines can be attributable to softening in certain markets in Japan, particularly LCD televisions, as government incentives for switching from analog to digital ended in 2010, as well as a slow down in the console gaming industry.

Other Income, Net

Other income increased from $0.8 million of expense in the third quarter of 2010 to $0.3 million of income in the third quarter of 2011 and from $1.1 million of income in the first nine months of 2010 to $1.9 million of income in the first nine months of 2011.  The quarter over quarter change is attributable primarily to a gain of $0.7 million recognized in 2011 on the sale of certain property in Belgium, as well as approximately $1.1 million of favorable foreign currency fluctuations as the U.S. dollar depreciated against the Euro by approximately 5.2% in the third quarter of 2010 and appreciated against the Euro by 6.1% in the third quarter of 2011, which further compounded the quarter over quarter impact; partially offset by an unfavorable mark-to-market adjustment of $0.4 million on copper hedge contracts as the price of copper declined significantly at the end of the third quarter, as well as additional commission expense of $0.4 million.  On a year to date basis, 2010 results included approximately $0.6 million of commission income from the former Polyimide Laminate Systems LLC joint venture that we fully acquired in the second quarter of 2010 and has since come to end of life for its products. 2011 results include a $1.9 million gain on the sale of a building in China in the first quarter and a $0.7 million gain on the sale of certain property in Belgium in the third quarter.  The remaining difference is primarily attributable to foreign currency exchange rate fluctuations as the U.S. dollar appreciated against the Euro by approximately 7.6% in the first nine months of 2010, while depreciating slightly against the Euro in the comparable 2011 period by approximately 1.7%, resulting in approximately $0.7 million of incremental income in 2011; partially offset by unfavorable mark-to-market adjustment of $0.4 million on copper hedge contracts as the price of copper declined significantly at the end of the third quarter.

Interest Income (Expense), Net

Interest income (expense), net, went from income of $0.1 million in the third quarter of 2010 to $1.0 million of expense in the third quarter of 2011 and, on a year to date basis, from income of $0.2 million in 2010 to expense of $3.9 million in 2011.  The primary driver of this change was the recognition of approximately $1.1 million and $3.3 million, respectively, in the third quarter and first nine months of 2011 of interest expense related to our long-term debt obligations resulting from funding of the Curamik acquisition in the first quarter of 2011, as well as approximately $0.2 million and $0.6 million, respectively, in the third quarter and first nine months of 2011 of interest expense associated with a capital lease obligation we acquired as part of the Curamik transaction.

Income Taxes

Our effective tax rate was 15.2% and 30.7%, respectively, for the three month periods ended September 30, 2011 and September 30, 2010, and was 20.7% and 25.0%, respectively, for the nine month periods ended September 30, 2011 and 2010, as compared with the statutory rate of 35.0%.  In the three month period ended September 30, 2011, our tax rate also benefited from certain discrete items, including the settlement of tax matters in foreign jurisdictions, as well as, certain adjustments related to the filing of our 2010 U.S. federal tax return.  In respective nine month periods ended September 30, 2011, and 2010, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of September 30, 2011, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Segment Sales and Operations

Core Strategic

High Performance Foams

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$49.8	$40.6	$132.9	$111.3
Operating income	10.7	7.5	22.0	15.2

Our HPF operating segment is comprised of our polyurethane and silicone foam products.  Net sales in this segment were $49.8 million in the third quarter of 2011, an increase of 22.7% from $40.6 million in the third quarter of 2010.  On a year-to-date basis, sales increased 19.4% from $111.3 million in 2010 to $132.9 million in 2011.  Accordingly, quarter-over-quarter operating results improved by 42.7% from $7.5 million in 2010 to $10.7 million in 2011, as well as on a year-to-date basis by 44.7% from $15.2 million in 2010 to $22.0 million in 2011.  Seasonal increases in production of mobile internet devices, augmented by our strong position in large touch-screen devices, drove record sales of the urethane foam product lines.  Our unique shock-absorbing Poron XRD product line continued to gain business in brand-name sports and impact applications for its combination of light weight, breathability, and impact absorption properties.  Sales of silicone foams continued to be strong, particularly in mass transit and clean technology applications.  Both of our foam product lines grew significantly in hybrid-electric vehicles during the quarter.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$43.0	$37.4	$129.2	$105.6
Operating income	2.8	3.2	12.1	9.8

Our PCM operating segment is comprised of our high frequency circuit material products.  Net sales in this segment increased by 15.0% from $37.4 million in the third quarter of 2010 to $43.0 million in the third quarter of 2011 and by 22.3% on a year to date basis from $105.6 million in the first nine months of 2010 to $129.2 million in the first nine months of 2011.  Operating profit declined quarter over quarter from $3.2 million in 2010 to $2.8 million in 2011but increased on a year-to-date basis by 23.5% from $9.8 million in 2010 to $12.1 million in 2011.  These results were driven by the continued strong global demand in the wireless infrastructure market, primarily due to the global expansion of third generation (3G) and fourth generation (4G) systems, and in radar applications for both high reliability and automotive markets.  High frequency circuit materials for automotive blind spot detection systems is continuing to make progress, as it is getting designed-in on more vehicle programs.  Results were also unfavorably impacted by costs associated with the start up of the segment’s manufacturing facility in China, where we held the grand opening of our facility on April 14, 2011.  We are now in the process of qualifying our products with customers and recognized approximately $2.0 million of sales out of the facility in the third quarter of 2011.  We expect to be near capacity in mid-2012.

Power Electronic Solutions

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Curamik Electronic Solutions
Net sales	$36.8	$-	$104.3	$-
Operating income	4.1	-	7.3	-
Power Distribution Systems
Net sales	$11.3	$10.4	$37.7	$29.6
Operating income	0.3	1.3	4.3	1.5
Thermal Management Solutions
Net sales	$0.3	$0.3	$0.6	$0.7
Operating loss	(1.3)	(0.9)	(4.3)	(2.5)

Curamik Electronic Solutions

Our CES operating segment is comprised of our power electronic substrate products, which are used primarily in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and hybrid electric and electric vehicle (HEV/EV) drive systems.  We signed an agreement to acquire Curamik on December 31, 2010 and closed the transaction on January 4, 2011.  In the third quarter of 2011, CES sales were $36.8 million with operating profits of $4.1 million.  2011 year-to-date sales were $104.3 million with operating profits of $7.3 million.  The sales volumes represent a record quarter for the business and an improvement of 6.4% from the $34.6 million in sales achieved in the second quarter of 2011, as well as the third consecutive quarter over quarter improvement since we acquired the business.  Overall, these results were driven by the on-going demand for IGBT power modules across all major applications and market segments with demand being particularly strong in Europe and Japan.  Curamik’s products are sold into major markets, such as energy efficient motor drives, wind and solar power generation, and hybrid electric vehicle applications.  Toward the end of the third quarter and in the beginning of the fourth quarter of 2011, we began to experience some softening in sales in both Europe and Japan.

We have made significant progress in integrating the segment into Rogers, particularly from a sales and marketing standpoint, and we believe there are opportunities for growth within its primary markets in Europe and Japan, as well as in North America and Asia.  To meet the growing sales volumes, we are in the process of adding additional capacity, which should be available to us in the second half of 2012.

In the first quarter of 2011, CES operating profits reflected approximately $1.3 million of one-time costs associated with the acquisition and integration of the business, which includes consulting, legal and audit fees, as well as severance charges and other integration related costs.  The first quarter of 2011 results also include approximately $2.8 million of non-cash amortization charges related to the purchase accounting surrounding the acquisition, as we needed to assign a fair market value to the assets and liabilities of the business (see Note 4 for further detail).  Of the $2.8 million, approximately $1.8 million related to a one-time charge related to the amortization of the inventory step-up to fair value, charges that did not recur in the second or third quarter.  The remaining charges related primarily to the amortization of intangible assets.  In the second quarter and third quarter of 2011, we incurred approximately $1.0 million of amortization costs associated with these intangible assets and expect to incur a similar amount in the fourth quarter.  Subsequent to 2011, these amounts will fluctuate, as the amortization schedules are based on the timing of the estimated cash flows generated by these various intangible assets, which fluctuate over time.

Power Distribution Systems

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.  Sales increased by 8.7% from $10.4 million in the third quarter of 2010 to $11.3 million in the third quarter of 2011, while operating profit declined slightly over the same period from $1.3 million in 2010 to $0.3 million in 2011.  On a year-to-date basis, sales improved by 27.4% from $29.6 million in 2010 to $37.7 million in 2011 and operating profit almost tripled from $1.5 million in 2010 to $4.3 million in 2011.    These results were driven by steady demand in power electronic applications, which offset a softer demand in mass transit and wind turbines.  PDS has short term concerns related to the mass transit market in China, as recent incidents in the Chinese railway system have delayed spending on new infrastructure.  China is addressing these safety concerns related to these railway incidents and the wind and solar energy connections to the grid, neither of which are related to our products.  We believe that these issues will be addressed by China and in the long-term could benefit this market going forward by creating increased demand for our products.

Thermal Management Systems

Our TMS business was formed at the end of 2007 and is focused on serving markets where thermal heat management is a priority, such as heat dissipation in electronic devices and hybrid electric vehicles.  This venture recognized its first material sales in the second quarter of 2010, as it received its first significant order for its base plate products, and continues to focus on additional opportunities in the marketplace.  Costs have escalated over the past year as the business focuses on improving its manufacturing processes and expanding its marketing efforts in order to gain traction in the marketplace.  Progress has been slower than anticipated and management closely monitors this business to determine if continued investment in its technology platforms will ultimately yield positive returns and cash flows for the Company and its investors.  Ultimately, decisions will be made as to whether to continue to invest in this business or to no longer invest in it if we believe that future growth is not likely.

Other

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$6.5	$12.7	$22.6	$34.7
Operating income	(0.1)	0.2	2.1	0.8

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven materials products; and electroluminescent lamps and inverters.  Net sales in this segment declined from $12.7 million in the third quarter of 2010 to $6.5 million in the third quarter of 2011 and from $34.7 million in the first nine months of 2010 to $22.6 million in the first nine months of 2011.  Operating results declined in the quarter over quarter period from $0.2 million of income in 2010 to a $0.1 million loss in 2011.  In the year over year period, operational results improved from income of $0.8 million in 2010 to $2.1 million in 2011.  Third quarter and year to date 2010 results included approximately $5.0 million and $10.1 million, respectively, of sales and $0.6 million and $1.2 million, respectively, of operating income from our former polyimide laminate systems business that we fully acquired in the second quarter of 2010 and has since come to end of life for its products.  Excluding these results, quarter over quarter and year over year sales were down slightly from 2010 to 2011, primarily as a result of the continued decline of our electroluminescent lamp product sales; however, profits improved during both periods due to stronger sales of our inverter products.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by the strength of our financial position through the third quarter of 2011.  For the first time since 2002, we have debt on our balance sheet, as we borrowed approximately $145 million against our credit facilities in the first quarter of 2011 to fund the strategic acquisition of Curamik Electronics GmbH.  While the world financial markets have grown more stable since the global recession in 2008, significant volatility still remains and  credit markets in general have diminished liquidity and capital availability globally.  However, we believe that our existing sources of liquidity and future cash flows that are expected to be generated from operations, together with our available long-term financing arrangements, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investment needs, for at least the next twelve months.  In addition, we continue to have access to the remaining portion of the recently increased line of credit should any unforeseen need or strategic opportunity present itself to us.  We continually review and evaluate the adequacy of our cash flows, lending facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term, strategic initiatives.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Key Balance Sheet Accounts:
Cash, cash equivalents and short-term investments	$71,148	$80,321
Accounts receivable	93,049	61,995
Inventory	80,865	47,574
Outstanding borrowing on credit facilities (short term and long term)	128,750	-

	Nine Months Ended
	September 30, 2011	September 30, 2010
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$(2,744)	$21,101
Cash used in investing activities	(138,303)	(26,104)
Cash provided by financing activities	131,453	807

At September 30, 2011, cash, cash equivalents and short-term investments totaled $71.1 million as compared to $80.3 million at December 31, 2010, a decline of approximately 11%.  This decline was due in part to cash outflows related to the payment of $12.6 million to partially fund the Curamik acquisition, approximately $13.0 million in payments for incentive compensation programs related to 2010 performance goals, and a contribution of $5 million to our defined benefit pension plan in September 2011, as well as cash used to fund our day to day operational needs.  These declines were offset by cash inflows related to joint venture dividends of $2.8 million, stock option exercises of $9.7 million, $5.2 million for the sale of property in China, and $7.8 million of auction rate security redemptions, as well as cash generated by operations.

The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the period ended September 30, 2011:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
U.S.	$22,543	$27,305
Europe	27,179	20,954
Asia	21,426	31,876
Total cash and cash equivalents	$71,148	$80,135

Significant changes in our balance sheet accounts from December 31, 2010 to September 30, 2011 are as follows:

o
Accounts receivable increased 50%, from $62.0 million at December 31, 2010 to $93.0 million at September 30, 2011 due to a combination of the increased sales in the first nine months of 2011 as compared to 2010, as well as the acquisition of Curamik in the first quarter of 2011, which contributed $11.9 million to our accounts receivable balance at September 30, 2011.

o
Inventories increased $33.3 million, or 70%, from $47.6 million at December 31, 2010 to $80.9 million at September 30, 2011.  This increase is primarily attributable to the increased sales volumes we have experienced during 2011 as customer demand for our products has increased significantly over 2010, as well as to the acquisition of Curamik, which added $12.2 million to the inventory balance at September 30, 2011.  Further, the start up of our new ACM operation in Suzhou, China has contributed to the overall inventory increase as we have had to purchase more inventory to get our Chinese operations qualified with our customers.  We have also had to carry more inventory on hand as certain raw materials are sourced from the U.S., which increases the amount of time we need to carry our inventory.

o
Goodwill and other intangibles at September 30, 2011 increased $134.6 million from December 31, 2010, due primarily to the valuations of the amortizable intangible assets and goodwill created as a result of the acquisition of Curamik during the first quarter of 2011.

o
Accounts payable increased 39% to $22.6 million at September 30, 2011 from $16.3 million at December 31, 2010 primarily as a result of the first quarter acquisition of Curamik, which contributed $6.0 million to our accounts payable balance at September 30, 2011.

Credit Facilities

On July 13, 2011, we entered into an amended and restated $265 million, secured, five year credit agreement.  This credit agreement (Amended Credit Agreement) is with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  This Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and effectively increased our borrowing capacity from $165 million under the original agreement to $265 million under the Amended Credit Agreement.

Key features of the Amended Credit Agreement, compared to the November 23, 2010 credit agreement, include (1) an increase in credit from $165 million to $265 million with the addition of a $100 million term loan; (2) the extension of maturity from November 23, 2014 to July 13, 2016; (3) a 25 basis point reduction in  interest costs; (4) an increase in the size of permitted acquisitions from $25 million to $100 million; and (5) an increase in permitted additional indebtedness from $20 million to $120 million.

The Amended Credit Agreement provides for the extension of credit in the form of (1) a $100 million term loan (which refinances outstanding borrowings in the amount of $100 million from the existing revolving credit line), as further described below; and (2) up to $165 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165 million revolver portion of the Amended Credit Agreement; however, with respect to the $100 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for the general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

Borrowings under the Amended Credit Agreement will bear interest based on one of two options.  Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio.  The base reference rate will be the greater of the (1) prime rate; (2) federal funds effective rate plus 50 basis points; and (3) adjusted 1-month London interbank offered (“LIBO”) rate plus 100 basis points.  Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 175 - 250 basis points, depending on our leverage ratio.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.

In connection with its entry into the Amended Credit Agreement, we transferred borrowings in the amount of $100 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate payments due are as follows:

2011	$2.50 million
2012	$7.50 million
2013	$12.5 million
2014	$17.5 million
2015	$35.0 million
2016	$25.0 million

We capitalized an additional $0.8 million of debt issuance costs in the third quarter of 2011 related to the amendment of the credit agreement, for a year to date total of $2.3 million of debt issuance costs capitalized, which will be amortized over the five year life of the Amended Credit Agreement.

The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  The key financial covenants include a requirement for us to maintain, at the end of each fiscal quarter ending on or after June 30, 2011, a fixed charge coverage ratio of no less than 2.5 to 1.0 and a leverage ratio of no more than 3.0 to 1.0.  If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  In the second and third quarters of 2011, we made $10.0 million and $6.3 million in repayments of principal, respectively.  We were in compliance with all financial and other covenants as of September 30, 2011.

In addition, at September 30, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Amended Credit Agreement:

●	$1.0 million irrevocable standby LOC - to guarantee Rogers’ self insured workers compensation plan; and
●	$0.2 million letter to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai).

No amounts were owed on the LOCs as of September 30, 2011 or December 31, 2010.

Interest

We incurred interest expense on the borrowing of $0.8 million and $2.9 million in the three and nine months ended September 30, 2011, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.1 million in the three and nine months ended September 30, 2011, respectively.  There were no interest charges in the first nine months of 2010, and the unused commitment fee under the former credit agreement with RBS Citizens, for the three and nine months ended September 30, 2010, was $21,000 and $63,000, respectively.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik. The related obligation recorded as of September 30, 2011 was $9.8 million.

Auction Rate Securities

As of September 30, 2011, we held approximately $29.5 million of auction rate securities at par value as compared to approximately $37.6 million at par on December 31, 2010.  Historically, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.

Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  As of the third quarter of 2011, we performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year-end 2009.  This analysis resulted in a change in the fair value of our auction rate securities in the third quarter of 2011 of approximately $0.7 million and a total impairment of approximately $3.5 million overall on our current portfolio.

The total fair value of the auction rate securities at September 30, 2011, was $26.0 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next three months, which are classified as short-term investments.
The impairment described above, as of the third quarter of 2011, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings for the nine months ended September 30, 2011 was $0.2 million.  The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

We have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and organic growth of the business absent these securities.

Contingencies

During the third quarter of 2011, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

As of September 30, 2011, we had outstanding borrowing on our credit facilities of $128.7 million, which relates to the funding of the Curamik acquisition, as well as a capital lease obligation of $10.8 million associated with the purchase of Curamik.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the third quarter of 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the third quarter of 2011.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2011.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 6.                 Exhibits

List of Exhibits:

3a	Restated Articles of Organization of Rogers Corporation were filed as Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007 filed as Exhibit 3.1 to the Registrant’s Company’s Current Report on Form 8-K filed on February 22, 2007*.

4a
Shareholder Rights Agreement, dated as of February 22, 2007, between the Registrant Company and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2007*.

4b
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s Company’s total consolidated assets, have not been filed as exhibits to this report on Form 10-Q.  The Registrant Company hereby undertakes to file these instruments with the Commission upon request.

10.1
Amended and Restated Credit Agreement, dated July 13, 2011, among the Company; JPMorgan Chase Bank, N.A. as administrative agent; HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A., filed herewith.

10.2	Executive Transition Agreement by and between the Company and Robert D. Wachob dated August 5, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2011*.

10.3
Amendment to Executive Transition Agreement by and between the Company and Robert D. Wachob dated September 21, 2011, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 26, 2011*.

10.4
Letter Agreement between the Company and Bruce D. Hoechner dated September 15, 2011 and accepted on September 20, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2011*.

10.5
Form of Indemnification Agreement (Officer Form) entered into on September 20, 2011 by and between the Company and Bruce D. Hoechner, the form of which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2011*.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2011 and September 30, 2010 and for the nine months ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

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

Dated: November 1, 2011