Form 10-K
period 2011-12-31
ROGERS CORP
filed 2012-02-17
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐	No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $727,995,899.  Rogers has no non-voting common equity.

The number of shares outstanding of common stock as of February 3, 2012 was 16,235,119

Documents Incorporated by Reference:

Portions of Rogers’ Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, currently scheduled for May 4, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                      Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded U.S. companies in continuous operation.  We have adapted our products over the 180 years of our history to meet the changing needs of the various markets we have served and currently serve.  Today we predominantly supply a wide range of specialty materials and components for the following markets: portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense, and clean technology.

Our current focus is on three megatrends that we believe will fuel the future growth of the Company – growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  Within the industries impacted by these megatrends, our products are sold into a variety of markets, including high technology applications, such as cellular base stations and antennae, handheld wireless devices, energy efficient motor drives, wind and solar energy applications, and hybrid-electric vehicles.  We continue to focus on business opportunities around the globe, as evidenced by our strong presence in the three major geographic regions we serve – North America, Europe, and Asia.  We are also focused on growing our business both organically, by expanding our current product portfolio and market presence, as well as through external ventures, such as acquisitions, strategic partnerships and investments in technology.

As used herein, the “Company”, “Registrant”, “Rogers”, “we”, “our”, “us” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Segments & Products

In the first quarter of 2011, as a result of our acquisition of Curamik Electronics GmbH (Curamik) and the manner in which we manage our business, we determined that it was appropriate to adjust our segment reporting structure.

Our previous reporting structure was comprised of three business categories – Core Strategic, Development Stage, and Other.  Our new structure eliminates the Development Stage category and expands the Core Strategic category, as shown in the below table:

Old Structure	New Structure

Core Strategic	Core Strategic
High Performance Foams	High Performance Foams
Printed Circuit Materials	Printed Circuit Materials
Power Distribution Systems	Power Electronics Solutions
Development Stage	Curamik Electronics Solutions
Custom Electrical Components	Power Distribution Systems
Other	Other

In the new structure, we created a new category called “Power Electronics Solutions” (PES), which is comprised of two operating segments – Curamik Electronics Solutions (CES) and Power Distribution Systems (PDS).  Since the first quarter of 2011, we now separately report the results of operations for each of these segments.  We also eliminated the Development Stage category, as the Custom Electrical Components (CEC) segment is now aggregated in the “Other” reportable segment.  Management concluded that the development activities at the CEC segment were not gaining traction in the market and, therefore, ended the development efforts associated with the segment.  During the fourth quarter of 2011, we also ended operations at our Thermal Management Solutions (TMS) operating segment.  This segment will be treated as a discontinued operation for reporting purposes.  This new structure aligns our reporting with management’s current view of the business, particularly as we work to further penetrate our core target mega trend markets.

Financial information by business segment and geographic area appears in Note 15 of the Consolidated Financial Statements of this Form 10-K.  Our products are based on our core technologies in polymers, fillers, and adhesion.  Most products are proprietary, or incorporate proprietary technology in their development and processing, and are sold under our valuable trade names.

Core Strategic

High Performance Foams

Our High Performance Foams (HPF) operating segment includes polyurethane and silicone foam products.  These foams have characteristics that offer functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

High Performance Foams are sold to fabricators, distributors and original equipment manufacturers (OEMs) for applications in portable communications, consumer electronics, mass transit and other markets.  Trade names for our High Performance Foams include:  PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials;  PORON® for high impact cushioning protection, and BISCO® silicone foams, solids, sponge and extrusion products for making flame retardant gaskets and seals in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame.

Our continued focus on growing the Company is highlighted in this segment as we acquired SK Utis Co., Ltd. (Utis), a high performance polyurethane foam business located in South Korea, in 2010.  Utis, a former subsidiary of SK Chemicals Co. Ltd., was established in 2005 and has quickly grown into a high quality supplier of polyurethane foam solutions for portable communications, entertainment, and industrial applications to leading Korean-based OEMs.  Utis has a solid presence in several key markets we have targeted for growth, including mobile internet devices and high definition televisions, among others.  This acquisition has also allowed us to extend our presence into the dynamic Korean marketplace.

In 2009, we acquired certain assets of MTI Global Inc.’s silicone foam business.  MTI Global Inc. had established a solid presence as a solutions provider in several key markets that we are targeting for future growth, including mass transit and other markets requiring high reliability, high performance materials.  The addition of the product lines from MTI Global Inc. has expanded the opportunities for both our existing products, as well as the acquired products, through exposure to new markets and applications.  We are also leveraging the acquired technologies to create even more innovative materials solutions.

We have two 50% owned joint ventures that extend and complement our worldwide business in High Performance Foams.  Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Taketoyo, Japan to predominantly serve the Japanese market.  In 2004, we further extended our relationship with INOAC Corporation with the formation of another joint venture in Suzhou, China, Rogers INOAC Suzhou Corporation (RIS), which also manufactures polyurethane foam materials primarily for the Chinese market.

Printed Circuit Materials

Our Printed Circuit Materials (PCM) operating segment includes printed circuit board laminate products for high frequency, high performance applications.  Our Printed Circuit Materials have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials.

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

Over the course of 2011, we made significant progress on our new manufacturing operations for the PCM operating segment on our campus in Suzhou, China. Once these operations are complete, PCM will have a manufacturing presence in each of its three major geographic location- North America, Europe and Asia- further solidifying our commitment to be close to our customers in order to better serve their needs.

Power Electronics Solutions

Our Power Electronics Solutions category is comprised of two operating segments – Curamik Electronics Solutions and Power Distribution Systems.  We now separately report the results of operations for these segments.

•	Curamik Electronics Solutions

We acquired Curamik in the first quarter of 2011.  Founded in 1983, Curamik is a manufacturer of power electronic substrate products and is headquartered in Eschenbach, Germany.  We believe that Curamik is the global leader for the development and production of direct copper bonded (DCB) ceramic substrate products used in the design of intelligent power management devices, such as Insulated Gate Bipolar Transistor (IGBT) modules.  These devices enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and hybrid electric vehicle drive systems.  Most of Curamik’s products are manufactured using state-of-the-art automated processes in its facility in Eschenbach.

•	Power Distribution Systems

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.  We manufacture power distribution components in Ghent, Belgium, Suzhou, China, and Chandler, Arizona, under the RO-LINX® trade name.  We sell these RO-LINX® products to manufacturers of high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains) and clean technology applications (e.g. wind turbines, solar farms and electric vehicles).  In the industrial application area, our RO-LINX® products are utilized in a large variety of variable frequency drives for high to mid power applications.

In the first three quarters of 2011, this segment included our Thermal Management Solutions operating segment, which is now being treated as a discontinued operation as of December 31, 2011 as a result of the shut down of the segment in the fourth quarter of 2011.

Other

Our Other reportable segment consists of our elastomer rollers, floats and non-woven composite materials products, as well as our inverter distribution activities.

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

Our inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties that primarily serve the portable communication and automotive markets.  Prior to 2011, this segment included sales of our electroluminescent lamp products, which came to end of life and are no longer produced.

Our 50% owned joint venture with Mitsui Chemicals, Inc. of Japan, Polyimide Laminate Systems, LLC (PLS), which had complemented our Printed Circuit Materials business, was dissolved on March 31, 2010.  It had been established in early 2000 to sell adhesiveless flexible circuit material products to Hutchinson Technology Incorporated (HTI).  HTI used these materials to make trace suspension assemblies in magneto resistive hard disk drives.  On March 31, 2010, Rogers and Mitsui Chemicals, Inc, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS.  The parties also agreed that, going forward, all the distribution activity that PLS previously engaged in would be conducted through Rogers.  Therefore, beginning in the second quarter of 2010, these activities were reported on a gross basis as part of our consolidated results.  At that time, PLS became an operating segment with its results reported in the Other operating segment.  In early 2011, PLS completed its distribution activities as its products came to end of life and are no longer demanded in the marketplace.  At this time, we do not have any activity related to this segment.

In the fourth quarter of 2010, we sold our 50% interest in Rogers Chan Chung Technologies, Inc. (RCCT) to our partner, Chan Chung Plastics Co., Ltd, effectively ending our remaining interests in the flexible circuit materials market.

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout North America, Europe and Asia.  Our products were sold to over 3,000 customers worldwide in 2011. Our largest individual customer represents 6% of Rogers' total sales.  Although the loss of all of the sales made to any one of our larger customers would require a period of adjustment during which the results of a particular operating segment would be adversely impacted, we believe that such adjustments could be made over a period of time due to the diversity of our customer base.  We also believe that our business relationships with the major customers within all of our key markets are favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.  However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the United States and in most foreign markets.  Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

Our Core Strategic operating segments – HPF, PCM, CES and PDS– all participate in industries that are characterized by strong competition from around the globe.  This competition, which is comprised not only of those companies that make directly competing materials, but also those companies that make comparable and, therefore, potentially substitutable materials, is typically from substantially larger, multinational manufacturers that often have greater financial resources than we do, as well as smaller regional producers with lower overhead costs and profit requirements, particularly in Asia.

Our overall strategy, which is implemented within each of our Core Strategic operating segments, is to offer highly regarded, technologically advanced products that are price competitive and to link our product offerings with superior market knowledge and customer service.  Further, we believe that in order to provide outstanding customer support we must be geographically close to our customers in order to provide local service, support and distribution, which we address through our manufacturing facilities in the U.S., Europe and Asia, and our various sales offices around the globe.  We believe this serves to differentiate our products and services, and provides us a competitive advantage. We further believe that our relative position is dependent on our ability to maintain our technological advantage and the highest levels of design and customer service support; however, there is no assurance that we will be technologically competitive in the future, or that we will continue to develop new products that are technologically competitive.

The following discusses the competitive landscape in each of our Core Strategic operating segments in greater detail.

High Performance Foams

Our High Performance Foams operating segment offers products that we believe are leaders in most of the markets it serves, including portable communications, consumer electronics and mass transit.  We have a strong presence worldwide, particularly in North America, Europe and Asia.  Our competition is comprised of companies from around the globe, including large multinational companies, as well as small regional companies, particularly in Asia.  In these areas, we typically compete on price, as well as quality and service, and we focus on protecting our intellectual property, particularly in regions where such laws are not as strictly enforced.  We also strive to continuously differentiate our product offerings, as commoditization of certain products is always a risk.

Printed Circuit Materials

Our Printed Circuit Materials operating segment offers products which we believe are leaders in most of the segments it serves, including communication infrastructure, consumer electronics, automotive and defense.  A key strategy in this segment is to continue to develop and produce laminate products that are technology leaders in the markets where they participate, particularly as the need for more advanced application use is demanded, such as in the wireless infrastructure market where demand for data transmission capacities is continuously growing.  This segment has a strong worldwide presence, particularly in North America, Europe and Asia, and has manufacturing capabilities in all three regions.  It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies.  As with our operating segments, this segment must compete on quality, price and service, and must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

Power Electronics Solutions

•	Curamik Electronics Solutions

Our Curamik Electronics Solutions operating segment offers products that we believe are leaders in the industries it serves, including highly efficient industrial motor drives, wind and solar converters and hybrid electric vehicle drive systems.  This operating segment has a strong presence in Europe, particularly in Germany, as well as in Japan, and faces competition primarily from smaller competitors in Asia.  Competition occurs both on pricing as well as quality and customer service.

•	Power Distribution Systems

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

Patents and Other Intellectual Property Rights

We have many domestic and foreign patents and licenses and have additional patent applications on file related to all operating segments.  These patents and licenses vary in duration and provide some protection from competition.  In some cases, the patents result in license royalties.  Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the U.S. and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

While our patents provide some advantage and protection, we believe that a large part of our competitive position and future success is largely determined by such factors as the innovative skills, systems and process knowledge, and technological expertise of our personnel; the range and success of new products we develop; and our customer service and support.  It is our policy to defend our patents when we determine it is in our best interests and the best interests of our shareholders to do so.  We also own a number of registered and unregistered trademarks and have acquired certain technology that we believe to be of importance to our business.

Overall, we believe that our patents provide an important competitive advantage in many of our businesses; however, in general, no single patent or group of patents is in itself essential to our business as a whole or to any of our operating segments.

Environment

The nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation related to environmental matters, which is defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable.  We do not believe that the outcome of any of these environmental matters will have a material adverse effect on our results of operations, financial position or cash flows, nor have we had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 (“Legal Proceedings”) and Note 14 to the Consolidated Financial Statements of this Form 10-K.  However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on us.

Raw Materials

We are required to purchase a wide variety of raw materials in order to manufacture our various products and materials.  Some of these raw materials are only available through limited sources. If the continuous supply of raw materials were interrupted, our production could be negatively impacted.  When this has occurred in the past, we have typically purchased sufficient quantities of the particular raw material to sustain production until alternative materials and production processes could be qualified with customers.  We believe that similar responses could mitigate potential raw material availability issues in the future; however, this strategy may not work in all cases.  As such, we would have to work closely with our customers and suppliers to mitigate the impact of any raw material shortages on our business, but such shortages could have a material negative impact on our businesses under certain circumstances.

Seasonality

In our opinion, there is no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for those products used in cellular telephones due to the annual new model launch timetable, which can vary slightly from year to year in terms of timing and impact.

Employees

As of December 31, 2011, we employed approximately 2,600 employees.

Backlog

Our backlog of firm orders was $33.1 million at December 31, 2011, as compared to $38.7 million at December 31, 2010.  The decrease at the end of 2011 was primarily related to the decreased customer demand across almost all of our businesses, with the largest impact at PDS, which experienced a decrease in backlog of $3.6 million at December 31, 2011 as compared to December 31, 2010.

Executive Officers

Our executive officers as of February 17, 2012 are as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2007-2011
Bruce D. Hoechner	52	President and Chief Executive Officer (CEO)	2011
President, Asia Pacific Region, Dow Advanced Materials Division, Rohm and Haas Company from 2009 to September 2011; Corporate Vice President, General Manager of Rohm & Haas Coatings Asia Pacific from 2007 to 2009

Michael L. Cooper	59	Vice President, Logistics	2009	Vice President, Rogers Asia from May 2004 to July 2009

Robert C. Daigle	48	Senior Vice President and Chief Technology Officer	2009	Vice President, Research and Development and Chief Technology Officer from October 2003 to June 2009

Debra J. Granger	52	Vice President, Corporate Compliance and Controls	2007	Director, Corporate Compliance and Controls from March 2003 to February 2007

Jeffrey M. Grudzien	50	Vice President, Advanced Circuit Materials Division	2012	Vice President, Sales and Marketing September 2007 to February 2012; Director of Asia Sales from January 2007 to September 2007; Director of Marketing from January 2005 to January 2007

Dennis M. Loughran	54	Vice President, Finance and Chief Financial Officer, Principal Financial Officer	2006

Terrence W. Mahoney	64	Vice President and General Counsel	2009	Counsel, McDermott Will & Emery from July 2008 to July 2009; Partner, Dewey & LeBoeuf LLP from November 2001 to July 2008

Paul B. Middleton	44	Director of Finance – Treasury Operations, New Business Development and Corporate Treasurer	2010	Treasurer from July 2009 to April 2010; Principal Accounting Officer from August 2007 to July 2009; Corporate Controller from February 2006 to August 2007

Ronald J. Pelletier	38	Corporate Controller and Principal Accounting Officer	2009	Corporate Controller from September 2008 to July 2009; Manager Financial Reporting from January 2004 to September 2008

Robert M. Soffer	64	Vice President and Secretary	2007	Vice President, Secretary and Treasurer from March 2005 to August 2007

Luc Van Eenaeme	53	Vice President and Managing Director, Rogers Europe	2011	Vice President, Rogers Europe from 2004 to August 2011

As of February 13, 2012, Michael D. Bessette and Peter G. Kaczmarek were longer executive officers of Rogers Corporation.

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

The global credit and financial markets, although somewhat stabilized, could experience additional disruption, which could materially and adversely affect our business and results of operations.

Conditions in the global credit and financial markets continue to be uncertain and there can be no assurances that there will not be future deterioration in credit and financial markets and in confidence in overall economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  Adverse global economic conditions in our markets will likely negatively impact our business, which could result in the following conditions, among others:

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

Continued or additional volatility in the global credit and financial markets could also have a significant impact on our ability to generate returns on our investment portfolio, our ability to obtain financing, and consequently, our ability to further diversify our business through strategic acquisitions or other alliances (an important component of our long-term growth strategy), and our ability to obtain and hold insurance, among other things.  As our investments and certain other assets are impacted by market conditions, such as factors that affect interest rates and the underlying liquidity of the related investment banks through which we hold investments, any volatility in our or their ability to liquidate our investments could negatively affect our financial position.

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

We have significant foreign operations, particularly in China and Europe, which exposes us to business, political and economic changes that could negatively impact our future sales, expenses and financial condition.  For fiscal 2011, sales of our products to foreign customers accounted for approximately 80.7% of our net sales. As of December 31, 2011, we employed approximately 1,700 employees overseas.

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

While a substantial portion of our cash is generated outside the U.S., we require a significant amount of cash in the U.S. to address our operating requirements, including the funding of acquisitions, and debt and interest payments, among other things.  If we are unable to address our U.S. cash requirements through our U.S. operations cash flows, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

We are also subject to the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the U.S. and its allies.  Other business risks associated with international operations include, but are not limited to, increased managerial complexities; air transportation disruptions; expropriation; currency controls; currency exchange rate fluctuations; additional costs related to foreign taxes, tariffs and freight rate increases; exposure to different business practices and differing legal standards, particularly with respect to price protection; intellectual property and environmental compliance; trade and travel restrictions; pandemics; import and export license requirements and restrictions; difficulties in staffing and managing worldwide operations; longer account receivable cycles and collections; and unexpected changes in regulatory requirements.

We expect our business to continue to have a strong presence in Asia, particularly in China, in the foreseeable future, as the Asian marketplace is a key factor to our current and future success.  Our operations in these markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs, currency controls, environmental regulations, and intellectual property rights and enforcement of those rights.  Enforcement of existing laws or agreements may be inconsistent, as there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.  In addition, changes in the political environment, governmental policies, or U.S. and China relations could result in revisions to laws or regulations or their interpretation and enforcement, potentially resulting in increased taxation, restrictions on imports, import duties or currency revaluations, all of which could have an adverse effect on our business plans and operational results.

Availability of and changes in the costs and quality of certain key raw materials could negatively impact our profit margins and our ability to produce products in a timely manner to required specifications.

We use certain key raw materials in our manufacturing processes, including, but not limited to, copper and certain types of resins, that could be subject to price volatility due to availability, demand and global monetary policies.  In addition, these materials are often sourced from single or limited sources that expose us to price increases that further expose us to the risk of not being able to procure enough material to meet our customer demands, as well as inconsistent material quality.  Any inability to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse effect on our operating results.

If we do not retain our key personnel, our ability to execute our business strategy could be adversely affected.

Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers.  The loss of the services of one or more of these key personnel could have a material adverse effect on our operating results.  In addition, there could be a material adverse effect on our operating results if the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract and retain qualified personnel.

Implementation of our acquisition strategy may not be successful, which could affect our ability to increase our revenues or our profitability.

A key element of our business strategy involves expansion through the acquisition of businesses, assets, products, or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities.  Accordingly, our future performance will be impacted by our ability to identify appropriate businesses and technologies to acquire, as well as effectively and efficiently integrating such acquisitions into Rogers.  We may not succeed in such endeavors for a variety of reasons, including, but not limited to, the inability to identify businesses that have the technology or resources we need and, if we find such businesses, the possibility that we may not be able to purchase or license the technology or resources on commercially favorable terms or at all.

In 2011, we purchased Curamik, an acquisition that required a significant level of investment. This included borrowing funds through the use of our credit facility, which created long-term debt and made us subject to the various covenant requirements contained in the related bank agreement.  Certain risks are inherent in any acquisition, such as the risk that the acquisition may not be accretive to our business or perform to our expectations going forward and that revenue opportunities, cost savings and other anticipated synergies will not be fully realized.  In addition, there are more particular risks relating to Curamik itself, including, but not limited to, the following: a decline in sales to certain key customers; the cyclical nature of the semiconductor industry and the impact of that cyclicality on sales and profits; the strict nature of labor laws in Germany and the impact on our ability to manage costs and react to downturns in the market; and increased exposure to significant fluctuations in raw material and commodity costs, particularly copper, which is a key component in Curamik’s manufacturing process.

We also continually review our current business and product portfolio to attempt to maximize our business performance.  We may in the future deem it appropriate to pursue the divestiture of product lines or businesses as conditions dictate.  These strategic decisions could have a potential negative impact on our business.

We are involved with certain litigation and disputes and may become involved in future litigation or other disputes all of which could give rise to potential contingencies, such as environmental,  product liability and/or warranty claims, that could be costly to bring or defend and could result in a significant negative impact to our business.

We are subject to a variety of claims and lawsuits arising out of the conduct of our business which could ultimately have a material adverse impact on our business, including our results of operations, financial condition and cash flows.  Such claims could result from environmental issues, product liability claims and general commercial litigation, among others.

Our products are typically highly specialized, proprietary-type materials that must meet very stringent performance requirements by our customers.  We invest significant resources in the testing of our products to meet our product specifications.  However, if any of our materials or products contain defects, we may be required to incur additional development and remediation costs.

We are also subject to a variety of environmental issues, particularly considering the age of our business and the range of geographic areas and manufacturing processes we have been involved with over the course of time.  We are currently engaged in proceedings involving 2 separate superfund sites, as a participant in a group of potentially responsible parties (PRPs) and in the remediation of certain polychlorinated biphenyl (PCB) contamination at our Woodstock, Connecticut manufacturing facility. Our estimation of the environmental liability is based on an evaluation of currently available information with respect to the situation, including existing technology, presently enacted laws and regulations, and our past experience in addressing environmental matters.  Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRPs, and our share of the alleged contributions of waste to the sites, which we believe is de minimis.  In addition, we believe we have sufficient insurance to cover all material costs of these claims.  However, there can be no assurances that our estimates will not be disputed or that any ultimate liability concerning this site will not have a material adverse effect on us.

We are also involved in certain asbestos-related product liability litigation.  The level of such litigation has escalated in certain U.S. states in recent years and involves hundreds of companies that have been named as defendants.  At December 31, 2011, there were 242 claims pending against us.  We expect that additional claims will be brought against us in the future.  Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We believe we have sufficient insurance to cover all material costs related to these claims and that we have valid defenses to the majority of these claims and intend to defend ourselves vigorously in these matters.  However, there can be no assurances that the ultimate resolution of these matters will be consistent with our expectations and will not have a material adverse effect on us.  For further information, see Item 3 Legal Proceedings and Note 14 in Item 8 Financial Statements and Supplementary Data of this Form 10-K.

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

New climate change regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be harder to procure for our manufacturing operations.  In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in additional costs for us.  Greenhouse gas legislation has been introduced in the U.S. legislature and we expect increased worldwide regulatory activity in the future.  The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and results of operations.

Our current reserve levels may not be adequate to cover potential exposures.

We establish reserves to cover various exposures, including uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and various liabilities.  However, these reserves may not be adequate to cover future impairments or losses.  These reserves are subject to analysis and adjustment on a regular basis and are based on management’s best estimates based on the facts and circumstances known at the time. Such reserves are subject to many uncertainties, including the assumptions used to value certain assets, forward looking forecasted financial information, and bankruptcy or financial problems at key customers, among others.  In the case of litigation matters for which reserves have not been established because the loss is not deemed probable or reasonably estimable, facts and circumstances could change related to such matters which would result in such matters being decided against us and require the payment of damages or other expenditures in amounts that are not presently accrued.  The effects on our financial results of many of these factors depend in some cases on our ability to obtain insurance covering potential losses.

If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding line of credit.

In the first quarter of 2011, we borrowed $145.0 million against our existing line of credit to finance our strategic acquisition of Curamik and had $122.5 million outstanding at December 31, 2011.  Our ability to make payments of principal and interest on our indebtedness when due depends upon the cash flows generated from our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control.  If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things, seek additional financing in the debt or equity markets; refinance or restructure all or a portion of our indebtedness; sell selected assets; reduce or delay planned capital expenditures; reduce or delay planned operating expenditures; or redeem our auction rate securities at a level below their par value.  Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results.  In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms.

Restrictions in our credit facility may limit our activities.

Our current credit facility imposes, and future debt instruments to which we may become subject, may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including undertaking certain transactions, creating certain credit lines on our assets and incurring certain subsidiary indebtedness, among others.  Our ability to comply with these financial restrictions and covenants is dependent on the cash flows generated from our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, such as foreign exchange rates, interest rates, changes in technology, and changes in the level of competition.  In addition, our credit facility requires us to maintain compliance with specified financial ratios.  If we breach any of the covenants under our credit facility and we do not obtain appropriate waivers, our operations may be negatively impacted by the consequences of such breaches, including the declaration of any outstanding indebtedness to be immediately due and payable.

Changes in tax rates and exposure may lead to additional income tax liabilities.

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

We are required to perform an impairment review of both goodwill and non-amortizable intangible assets on an annual basis, or when facts and circumstances around such assets change that indicate the potential for an impairment to have occurred.  In 2011, we did not have an impairment of our goodwill or non-amortizable intangible assets; however there can be no assurances that future impairments will not occur.
Our stock price may be volatile.

The market price of our common stock has fluctuated widely from the beginning of fiscal year 2009 through the end of fiscal year 2011, with our stock price reaching a high of $52.44 per share and a low of $14.60 per share during that time period. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include, but are not limited to, the following:

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

An active market does not currently exist for the auction rate securities (ARS) we hold and, as a result, we may not be able to liquidate them at the current valuation prior to final maturity. We have written down the cost basis of these securities to their estimated fair value and determined that the decline in fair value is considered other-than-temporary, with the portion of the impairment related to credit loss being recognized in earnings and the remainder of the decline recorded in other comprehensive income, per the relevant accounting guidance.  Additional valuation allowances may have to be taken in the future under certain scenarios based on market conditions at such time, including, but not limited to, downgrades in the assets underlying the ARS.

We currently hold $29.5 million of par value ARS. The estimated fair value of these securities at December 31, 2011, was $26.0 million, of which 85% are rated as investment grade securities. The contractual maturities of these securities range from 21 to 36 years and are comprised predominately of student loan and municipal securities.  Prior to the first quarter of 2008, these securities provided short-term liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, approximately every 28 to 35 days. This mechanism allowed existing investors to either retain or liquidate their holdings by selling such securities at par.  In the first quarter of 2008, the markets in which these securities traded became illiquid, resulting in us not being able to redeem such securities through the auction process.

Currently, we have the intent and ability to hold these securities for an extended period of time and continue to receive interest income on these securities, albeit at de minimis levels.  Given the continued challenges in the financial markets and the prolonged credit crisis, we cannot reasonably predict when these securities will liquidate or whether market conditions will change resulting in the recovery of fair value on these auction rate securities. There is a secondary market for auction rate securities that has emerged in which securities similar to our own would trade at prices below our currently recorded fair values. Under such a scenario, or if other events arise that impact the fair value of these securities, we may have to recognize other-than-temporary impairment charges, which would adversely impact our financial position and results of operations.

Employee benefit cost increases could reduce our profitability.

Our profitability is affected by employee benefit costs, particularly medical, pension and other employee benefits. In recent years, employee medical costs have increased due to factors such as the increase in health care costs in the U.S. These factors will continue to put pressure on our business and financial performance, as employee benefit costs continue to escalate. Although we actively seek to control increases in employee benefit costs and encourage employees to maintain healthy lifestyles to reduce future potential medical costs, there can be no assurance that we will succeed in limiting future cost increases. Continued employee benefit cost increases could have an adverse affect on our results of operations, cash flows and financial condition.

We also sponsor a limited number of defined benefit plans that cover certain employees. Our costs of providing defined benefit plans have risen dramatically over the past few years, and are dependent upon a number of factors and assumptions that drive our projected liabilities and annual expenses, such as discount rates, the actual and projected rates of return on the plans’ assets, governmental regulation, global equity prices, portfolio composition and our required and/or voluntary contributions to the plans. Changes in assumptions, the ability to grow our pension investments over time to increase the value of the plans’ assets, and other factors relating to worldwide and domestic economic trends and financial market conditions, could all have a negative impact on our pension plans, which could result in an increase in our pension liabilities, a reduction in the funded status of our plan, increases in annual expense recognized related to the plans, and requirements to increase funding for some or all of our defined benefit plans, among other factors, all of which could negatively impact our operations.

Our business could be negatively affected by unanticipated events that are beyond our control.

Our business and operating results may be affected by certain events that we cannot anticipate and that are beyond our control, such as natural disasters and national emergencies, which could disrupt production at our facilities, or at the facilities of our customers and suppliers, and cause delayed deliveries, cancelled orders and possibly loss of market share.  From time to time, we purchase certain raw materials from single or limited sources, and, even if our facilities are not directly affected by such events, we could be affected by interruptions of production at our suppliers.  In addition, our customers could be affected by certain events, which could decrease demand for our products.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

On December 31, 2011, we operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia.  The following table provides certain information about our principal general offices and manufacturing facilities:

Location	Floor Space (Sq Ft)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Windham, Connecticut	88,000	Formerly Manufacturing	Owned
Richmond, Virginia	36,000	Formerly Manufacturing	Owned*
Dallas, Texas	2,000	Sales Office	Leased through 11/13

Belgium
Ghent, Belgium	114,000	Manufacturing	Owned
Evergem, Belgium	77,000	Manufacturing	Owned

Germany
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Leased through 6/21
Bremen, Germany	68,000	Manufacturing / Administrative Offices	Leased through 10/18

Asia
Suzhou, China	324,000	Manufacturing	Owned
Suzhou, China	170,000	Manufacturing / Administrative Offices	Owned
Suzhou, China	130,000	Manufacturing	Owned
Suzhou, China	92,000	Manufacturing	Owned
Ansan, Korea	40,000	Manufacturing	Leased through 10/13
Suzhou, China	30,000	Manufacturing	Owned
Tokyo, Japan	3,094	Sales Office	Leased through 1/14
Tokyo, Japan	2,000	Sales Office	Leased through 2/12
Tokyo, Japan	1,900	Sales Office	Leased through 4/12
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/13
Hwasung City, Korea	1,000	Sales Office	Leased through 8/12
Singapore	1,000	Sales Office	Leased through 10/12
Shanghai, China	1,000	Sales Office	Leased through 7/13
Shenzhen, China	1,000	Sales Office	Leased through 5/12
Beijing, China	1,000	Sales Office	Leased through 11/12

* An agreement was signed in the first quarter of 2012 to sell this facility to a third party.  The transaction is expected to close in the second quarter of 2012.

Item 3.  Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in two active cases involving two waste disposal sites.

Chatham Superfund Site - Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, or the timing and extent of remedial action that may be required by governmental authorities.  It is also not possible to estimate the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of December 31, 2011, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

Omega Chemical Superfund Site - In the fourth quarter of 2011, the United States Environmental Protection Agency (EPA) notified us that we are a PRP for the cleanup of the Omega Chemical Corporation Superfund Site in Los Angeles County, California.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, or the timing and extent of remedial action that may be required by governmental authorities. It is also not possible to estimate the amount of our liability, if any, alone or in relation to that of any other PRPs.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  In 2000, the majority of the clean-up efforts were completed, and a small amount of residual soil contamination remained.  In 2011, after several discussions and proposals with the CT DEEP, we agreed to install a pump and treat system to alleviate further contamination of the ground water.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.  We anticipate future costs related to the ground water contamination issue to be de minimis and related to the continued use and maintenance of the pump and treat system now in place at the site.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2011, there were 242 pending claims compared to 194 pending claims at December 31, 2010.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 242 claims pending as of  December 31, 2011,  68 claims do not specify the amount of damages sought,  171 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20 million each; one (1) claim alleges compensatory damages of $65 million and punitive damages of $60 million and one (1) claim alleges compensatory and punitive damages of $1 million each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.    The number of lawsuits filed against us in 2011 is significantly higher than in 2010.  It is too early to be able to determine if this is a meaningful trend.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the year ended December 31, 2011, we were able to have 120 claims dismissed and settled 8 claims.  For the year ended December 31, 2010, 162 claims were dismissed and 21 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $8.1 million in 2011, compared to $6.8 million in 2010.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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

National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2011 and the estimated liability and estimated insurance recovery, for the five-year period through 2016, is $28.8 million and $28.4 million, respectively.  As of December 31, 2010, the estimated liability and estimated insurance recovery, for the five-year period through 2015, was $29.7 million and $29.3 million respectively.

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

Other Environmental and General Litigation

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location for the manufacturing operations of our elastomer component and float products prior to the relocation of these operations to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and determined it was in our best interests to voluntarily remediate these issues, which resulted in approximately $0.2 million of charges to complete the remediation activities that were completed in 2008.  During 2009, we entered into the post-remediation monitoring period, which has now been completed and the CT DEEP has concluded that no further remediation work is required at the site.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages in response to a product liability issue related to our printed circuit material products.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary level insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess level insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  In December 2010, we settled the suit filed against Fireman’s Fund Insurance Company and received a payment of $2.5 million.  This was recorded in operating income and as an operating activity in the Consolidated Financial Statements in Item 8 of this Form 10-K.

•
In the second quarter of 2010, the CT DEEP identified us as a PRP at a disposal site in Killingly, Connecticut.  We have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement.  Based on the facts and circumstances known to us at the present time, we are unable to estimate the probability or amount of any potential costs associated with this matter.  As such, no reserve has been established at this time.

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

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”.  As of the end of business on February 3, 2012, we had 590 shareholders of record.  On the same date, the trading price of our common stock closed at $41.36 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two fiscal years on a per share basis.

	2011		2010
	High	Low	High	Low
Fourth	$45.33	$35.88	$38.40	$30.40
Third	52.44	38.39	32.62	26.27
Second	48.00	39.96	35.19	26.49
First	47.99	38.91	32.07	23.57

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2011 and 2010.  We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income. We are also currently restricted in our ability to pay dividends, under our current, amended credit agreement (see Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-K), in that we cannot make cash dividend payments if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Item 6.  Selected Financial Data

(Dollars in thousands, except per share amounts)

	2011	2010	2009	2008	2007
Sales and Income From Continuing Operations

Net sales	$553,150	$378,201	$291,597	$365,247	$412,698
Income (loss) before income taxes	55,088	44,047	(16,388)	28,237	23,780
Income (loss)	43,806	38,321	(59,137)	23,652	20,774

Per Share Data From Continuing Operations

Basic	$2.73	$2.43	$(3.77)	$1.38	$1.25
Diluted	2.62	2.39	(3.77)	1.36	1.23
Book value	20.85	20.87	18.61	21.47	22.17

Financial Position From Continuing Operations

Current assets	$265,582	$221,306	$164,132	$184,235	$241,882
Current liabilities	78,644	65,294	42,828	59,810	65,905
Ratio of current assets to current liabilities	3.4 to 1	3.4 to 1	3.8 to 1	3.1 to 1	3.7 to 1
Cash, cash equivalents and short-term investments	$79,728	$80,321	$58,137	$70,625	$89,628
Working capital	186,938	156,012	121,304	124,425	175,977
Property, plant and equipment, net	148,182	118,804	121,812	143,145	142,199
Total assets	677,578	483,314	406,067	481,304	461,192
Long-term debt and lease obligation less current maturities	122,610	-	-	-	-
Shareholders’ equity	338,256	330,532	292,950	336,144	363,981
Long-term debt as a percentage of shareholders’ equity	36%	0%	0%	0%	0%

Other Data
Depreciation and amortization from continuing operations	$26,308	$15,700	$17,212	$18,397	$24,296
Research and development expenses from continuing operations	21,617	17,447	17,394	21,885	24,085
Capital expenditures from continuing operations	21,316	12,241	12,087	21,004	30,885
Number of employees (average)	2,566	1,940	1,735	1,960	2,100
Net sales per employee	$216	$195	$168	$186	$197
Number of shares outstanding at year end	16,220,648	15,841,341	15,743,491	15,654,123	16,414,918

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

Forward-Looking Statements

Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should”, “target”,  “may”, “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries; the uncertainty surrounding the European sovereign debt crisis and the potential for further deterioration;  increasing competition; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; fluctuations in foreign currency exchange rates; and any difficulties in integrating acquired businesses into our operations.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, in this Form 10-K.

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

Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company – growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new ones.  We will continue to focus on business opportunities and invest in expansion around the globe.  In the first quarter of 2011, we finalized the acquisition of Curamik and, over the course of 2011, made significant progress on our new manufacturing operations for our Printed Circuit Materials (PCM) operating segment on our campus in Suzhou, China.  Once these operations are complete, PCM will have a manufacturing presence in each of its three major geographic locations – North America, Europe, and Asia – further solidifying our commitment to be close to our customers in order to better serve their needs.  Our vision is to be the leading, innovative, growth oriented, and high technology materials solutions provider for our selective markets. To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.

2011 Executive Summary

2011 was another very strong year for Rogers, particularly over the first three quarters of the year.  Overall, our sales for 2011 were $553.2 million, an increase of 46.3% from the $378.2 million achieved in 2010.  2011 sales included $132.9 million for Curamik Electronics Solutions (CES), a record sales year for the business.  Excluding CES, sales growth attributable to our legacy business was $42.1 million, or 11.1%.  This growth was driven by double digit percentage sales growth across all of our Core Strategic operating segments, led by High Performance Foams (HPF) at 18.6%, Printed Circuit Materials (PCM) at 18.0% and Power Distribution Systems (PDS) at 12.6%, while being partially offset by the loss of approximately $13.5 million in sales from distribution activities related to our former joint venture with Mitsui Chemicals, Inc. of Japan, Polyimide Laminate Systems, LLC (PLS) distribution business, which came to end of life late in 2010.  We also increased our profitability, as we achieved $2.62 of earnings per diluted share from continuing operations as compared to $2.39 in 2010.

However, the sales and earnings achieved in the first three quarters of the year were tempered by a decline in sales and profitability in the fourth quarter of 2011, as certain of our operating segments, particularly CES, PCM and PDS, and, to a lesser extent, HPF, experienced softening in sales volumes and orders.  We believe that the economic crisis in Europe, and the slow down of growth and spending in China, particularly on infrastructure projects in railway and wind and solar power, had the greatest impact on this performance.  However, we also experienced greater softening than expected in our PCM segment for the wireless infrastructure market, as orders slowed toward the end of the quarter. We believe a portion of this demand reduction was primarily due to aggressive year end inventory management across the supply chain.  Although our visibility into the future is limited, we believe that these situations will adversely impact our operations in the short term, but expect that ordering could increase during the second half of 2012

2011 was also a year of change for our Company. In the fourth quarter of 2011, we welcomed a new President and Chief Executive Officer, Bruce Hoechner, to the Rogers team. Mr. Hoechner joins us after spending the majority of his career with Rohm and Haas and, most recently, The Dow Chemical Company. Mr. Hoechner has broad leadership experience across numerous geographies, businesses and functions in the specialty chemicals industry with particularly strong international business expertise.

As a result of the downturn in the business in the fourth quarter of 2011 and continued softness in the beginning of 2012, the senior management team determined that action had to be taken in order to better position Rogers for future success and to enable us to achieve our vision of becoming a leading innovative, growth oriented high technology materials solutions provider for our selective markets. We believe that, in order to achieve our goals, we must transform our company to focus on actions that will help us attain our objectives, including being a more streamlined company, both from an organizational and a cost perspective.

To begin this process, we made the strategic decision to end the operations of our Thermal Management Solutions (TMS) segment.  This business had not been able to achieve our objectives since we acquired the technology a few years ago, and recent developments had further diminished future prospects.  We expect this decision will favorably impact our results going forward by eliminating the losses sustained by the segment since its acquisition. This will also allow us to redeploy key resources in other areas to continue fueling our growth initiatives. Further, in the first quarter of 2012 we realigned the senior leadership of the Company by consolidating a number of senior executive positions.

We are also pursuing other initiatives aimed at further reducing our cost structure in order to make us a more streamlined organization, enabling us to continue to grow our Company both from a sales and earnings perspective. We expect these initiatives to extend over the course of several quarters and, ultimately, position our Company to achieve its strategic vision, while increasing value to our shareholders.

Segment Realignment

In the first quarter of 2011, due to the acquisition of Curamik and the manner in which we manage our business, we determined that it was appropriate to adjust our segment reporting structure.

Our previous reporting structure was comprised of three business categories – Core Strategic, Development Stage, and Other.  Our new structure eliminates the Development Stage category and expands the Core Strategic category, as shown in the below table:

Old Structure	New Structure

Core Strategic	Core Strategic
High Performance Foams	High Performance Foams
Printed Circuit Materials	Printed Circuit Materials
Power Distribution Systems	Power Electronics Solutions
Development Stage	Curamik Electronics Solutions
Custom Electrical Components	Power Distribution Systems
Other	Other

In the new structure, we created a new category called “Power Electronics Solutions”, which is comprised of two operating segments – Curamik Electronics Solutions and Power Distribution Systems.  We now separately report the results of operations for these segments.  Also, we eliminated the Development Stage category, as the Custom Electrical Components segment will now be aggregated in “Other”.  Management concluded that the development activities at the Custom Electrical Components segment were not gaining traction in the market and, therefore, suspended most of the development efforts associated with the segment.  This new structure aligns our reporting with management’s current view of the business, particularly as we work to further penetrate our core target mega trend markets.

Results of Continuing Operations

The following table sets forth, for the last three fiscal years, selected Company operating data expressed as a percentage of net sales.

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross margins	32.4%	36.3%	28.2%

Selling and administrative expenses	18.8%	23.5%	23.3%
Research and development expenses	3.9%	4.6%	6.0%
Restructuring and impairment charges	0.0%	0.0%	7.8%
Operating income (loss)	9.6%	8.3%	(8.9%)

Equity income in unconsolidated joint ventures	1.0%	2.3%	1.9%
Other income, net	0.3%	0.2%	0.2%
Interest income, net	(0.9%)	0.0%	0.1%
Acquisition/disposal gain	0.0%	0.8%	1.0%
Income (loss) from continuing operations before income taxes	10.0%	11.6%	(5.6%)

Income tax expense	2.1%	1.5%	14.7%

Income (loss) from continuing operations	7.9%	10.1%	20.3%

2011 vs. 2010

Net Sales

Net sales in 2011 were $553.2 million, an increase of 46.3% from $378.2 million of sales in 2010.  2011 sales included approximately $132.9 million related to Curamik, which was acquired at the beginning of 2011.  Excluding Curamik, organic growth was approximately $42.1 million, or 11.1%.  This sales increase was attributable to volume improvement across all of our Core Strategic segments, led by High Performance Foams, which increased by 18.6% from $149.7 million in 2010 to $177.6 million in 2011; Printed Circuit Materials, which increased by 18.0% from $141.1 million in 2010 to $166.4 million in 2011; and the Power Distribution Systems segment, which increased by 12.6% from $42.1 million to $47.3 million.  A primary driver of these increases was the strong demand for the industry leading products and materials produced by these segments, particularly over the first nine months of 2011, as volumes declined in the fourth quarter (as discussed in the “Executive Summary” section above).  Additional factors impacting these results are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins decreased by approximately 11% from 36.3% in 2010 to 32.4% in 2011.  During 2011, margins were impacted by several factors, many of which were anticipated and planned for by management.  Most notably, such factors included the start up costs associated with our new PCM manufacturing facility in Suzhou, China, and our PDS operations in North America; increased costs of certain raw materials used in many of our production processes, and unfavorable product sales mix in certain segments.  As we move into the production phase in these new production facilities, we expect the start up and qualification costs to decline and margins to improve over time.  Also, margins were negatively impacted by the acquisition of Curamik, which has historically operated at lower margins than our legacy operations.  However, Curamik has lower operating costs, so overall profitability is very similar to our core businesses.  Further, margins were negatively impacted by a one-time charge of approximately $1.8 million recorded in the first quarter of 2011 related to the write up of Curamik inventory to fair value, as required under the purchase accounting rules.  Sequentially, margins improved over the first three quarter of 2011, but declined significantly in the fourth quarter due to the decline in sales and a negative impact from inventory absorption.  We anticipate lower margins in the first half of 2012 at current sales levels as we work to manage our inventory levels, but anticipate improvements if and when our sales volumes begin to improve as 2012 progresses.

Selling and Administrative Expenses

Selling and administrative (S&A) expenses were $104.2 million in 2011, an increase of $15.4 million, or 17.3%, from $88.8 million in 2010.  The increase in 2011 expenses is partially attributable to the acquisition of Curamik, which added approximately $13.9 million of expense during the year, which includes $1.3 million of costs incurred to acquire the business and approximately $3.5 million in amortization expense related to the intangible assets created as part of the purchase.  Also contributing to the increase were approximately $2.7 million in one-time charges incurred in the fourth quarter of 2011 associated with the acceleration of compensation expense related to the change of Chief Executive Officers during the quarter. (We will incur additional charges in the third quarter of 2012 related to the settlement of the former Chief Executive Officer’s pension benefits, which we estimate will result in additional expense of approximately $1.5 million and a cash payout of approximately $6.0 million.) Further contributing to the increase were incremental sales and marketing costs of approximately $6.9 million incurred to support our higher sales volumes and future growth initiatives.  These increases were partially offset by a net decline in incentive and equity compensation costs of approximately $6.0 million, as well as declines in spending in certain areas as a result of the cost control measures that have been in place due to the recession.  As a percentage of sales, overall selling and administrative expense declined significantly to 18.8% in 2011 from 23.5% in 2010.  This decline was partially driven by our ability to grow sales organically and absorb a significant acquisition in Curamik without materially increasing our S&A spending.  Also, Curamik's overall operating costs are lower as a percentage of sales than our legacy segments’ costs, which helped contribute to the percentage decline.

Research and Development Expenses

Research and development (R&D) expenses were $21.6 million in 2011, an increase of $4.2 million, or 24.1%, from $17.4 million in 2010.  As a percentage of sales, R&D expenses were 3.9% in 2011 and 4.6% in 2010.  Historically, we have targeted a 6% R&D investment as a percentage of net sales; however, with our sales growth we believe that our short term R&D investment rate will be in the 4% range.  Going forward, we will continue to invest in research and development to improve our existing technologies and find new applications for these materials, as well as to explore new, emerging technologies, as well as existing technologies, that we believe will complement our existing product portfolio.

Restructuring and Impairment Charges

In the first quarter of 2012, we signed an agreement to sell our facility in Richmond, Virginia for $1.5 million.  We acquired this facility as part of the MTI acquisition and subsequently moved operations from Richmond to our High Performance Foams manufacturing facility in Carol Stream, Illinois, so the facility has been vacant and classified as held for sale since 2009.  This facility had a book value of approximately $1.8 million prior to the signing of the agreement, and we recorded an impairment charge of approximately $0.4 million as of December 31, 2011, which represents the write down to the selling price less approximately $0.1 million of estimated selling costs.  We expect the transaction to close in the second quarter of 2012.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was $5.5 million in 2011, a decrease of $3.2 million from $8.7 million in 2010.  2010 results included approximately $0.9 million of equity income related to the RCCT joint venture, which was divested in the fourth quarter of 2010.  The remaining year-over-year decrease is attributable to a decline in performance at our foam joint ventures, Rogers INOAC Suzhou (RIS) in China and Rogers INOAC Corporation (RIC) in Japan.

Other Income (Expense), Net

Other income was $1.9 million in 2011, an increase of $0.5 million from $1.4 million in 2010.  The increase is primarily due to a gain of approximately $1.9 million on the sale of a building in China, partially offset by an unfavorable impact of $0.5 million related to foreign currency fluctuations and our related hedging program.  Also, 2010 results included commission income of $0.6 million from PLS, which did not recur in 2011.

Realized Investment Loss

Realized investment loss is the portion of the auction rate security impairment that relates to credit losses and is required to be recorded in the consolidated statements of operations.  The amount of loss recognized in 2011 was $0.2 million, a decrease from the $0.6 million loss recognized in 2010.  The change is attributable to market conditions surrounding the securities underlying the auction rate securities, as well as redemption of a tranche of auction rate securities during 2011 at less than par value.

Interest Income (Expense), Net

Interest income (expense), net went from $0.2 million of interest income in 2010 to $4.9 million of interest expense in 2011.  The interest expense is primarily due to the recognition of $3.8 million of expense related to our long-term debt obligations resulting from the funding of the Curamik acquisition in the first quarter of 2011.  Additionally, in 2011, we incurred approximately $0.7 million of expense associated with a capital lease obligation that we acquired as part of the Curamik acquisition.

Income Taxes

Our effective tax rate was 20.5% in 2011 and 13.0% in 2010.  In both 2011 and 2010, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and also benefited from favorable tax rates on certain foreign business activity.  In 2010, our effective tax rate was also favorably impacted by the release of a portion of the valuation allowance against our U.S. deferred tax assets.  In the fourth quarter of 2010, we developed a tax planning strategy that would allow us to recognize certain deferred tax assets, resulting in a partial reduction of our valuation allowance.  We believe that this strategy is reasonable, prudent, and feasible, and we will implement this strategy, if need be, to ensure that this portion of our deferred tax asset does not expire.  In both 2011 and 2010, we had cumulative losses in the U.S.  As the realization of deferred taxes is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment, we concluded that given the weight of both positive and negative evidence, a valuation allowance should be placed against the remaining portion of our U.S. deferred tax assets, for which there is neither a tax planning strategy nor source of taxable income against which it would offset.  The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.  Furthermore, if objective negative evidence in the form of recent cumulative losses is no longer present, additional weight may be given to subjective evidence such as our projections for future taxable income.

Our tax holiday on the earnings of our subsidiaries in China expired at the end of 2011.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years that gradually increased to the 25% full rate of tax beginning in 2012. In 2011, RSZ reported pretax income of $17.9 million which was subject to a tax rate of 24%. In 2010, RSZ reported pretax income of $18.1 million, which was subject to a tax rate of 22%.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), also a wholly-owned subsidiary of ours, RSH was subject to a reduced rate of tax that gradually increased to the 25% full rate of tax beginning in 2012.  In 2011, RSH reported pretax income of $2.4 million which was subject to a tax rate of 24%. In 2010, RSH reported pretax income of $4.8 million which was subject to a tax rate of 22%.

Backlog

Our backlog of firm orders was $33.1 million at December 31, 2011, as compared to $38.7 million at December 31, 2010.  The decrease at the end of 2011 was primarily related to the decreased customer demand across almost all of our businesses, with the largest impact at PDS, which experienced a decrease in backlog of $3.6 million at December 31, 2011 as compared to December 31, 2010.

2010 vs. 2009

Net Sales

Net sales in 2010 were $378.2 million, an increase of 29.6% from $291.6 million of sales in 2009.  The increase in sales is attributable to increases in our Core Strategic segments, most notably our High Performance Foams segment, which increased by 42.8% year over year, and our Printed Circuit Materials segment, which increased by 24.9%.  A primary driver of these increases was the strong demand for the industry leading products and materials produced by these segments, particularly as the global economy began to recover from the recessionary environment that existed in 2009, which had a significant negative impact on our overall business.  Additional factors impacting these results are discussed in greater detail in the “Segment Sales and Operations” section below.

Manufacturing Margins

Manufacturing margins increased by over 28% to 36.3% in 2010 from 28.2% in 2009.  Margins increased at all of our segments, with the most significant increases occurring in our High Performance Foams and Power Distribution Systems segments with year over year percentage increases of 18.2% and 15.2%, respectively, in 2010 as compared to 2009.  Margins in 2009 were significantly impacted by the volume declines experienced during the year, particularly in the first half of the year as margins in the first quarter of 2009 (our low point for sales) were approximately 21.2%.  During 2010, sales volume increases, as well as our cost cutting initiatives that began early in 2009, helped to drive the significant margin improvements.  Our margins will continue to be driven to a large extent by both our volume levels, product mix, and overall cost structure.

Selling and Administrative Expenses

Selling and administrative expenses were $88.8 million in 2010, an increase of $21.0 million from $68.0 million in 2009.  2010 expenses increased primarily due to costs associated with various incentive compensation plans, including the annual bonus plan, equity compensation plans that include stock options and restricted stock, and sales commissions programs, which all increased as a result of our strong operational performance in 2010 as compared to 2009.  The increase in costs can also be attributed to elevated spending levels necessary to support our higher sales levels achieved in 2010 versus 2009.  2010 results included approximately $3.3 million of costs associated with the acquisitions of Utis in the second quarter of 2010 and Curamik, which closed early in the first quarter of 2011, along with a gain of $2.5 million from the proceeds received from the settlement of a previously filed suit against Fireman’s Fund Insurance Company related to the CalAmp lawsuit in 2009.  2009 results included approximately $2.1 million of one-time costs related to a product liability claim on our printed circuit material products and $1.1 million of costs associated with the integration of MTI Global, Inc. operations, as well as approximately $2.8 million of incremental costs related to our defined benefit pension plan as a result of the decline in asset value during 2008.  Overall, as a percentage of sales, selling and administrative expenses remained relatively consistent year over year, at 23.5% and 23.2% for 2010 and 2009, respectively.

Research and Development Expenses

Research and development expenses were $17.4 million in both 2010 and 2009. Overall, as a percentage of sales, R&D expenses were in line with expectations at 4.6% in 2010 and 6.0% in 2009.  In 2010, our strategic plan was to invest an average of 6.0% of net sales annually into research and development.  However, in a period of rising sales, research and development expenditures do not increase at the pace of sales; therefore, there is often a delay in meeting our targeted investment level, which resulted in the decline in 2010. Going forward, we will continue to invest in research and development to improve our existing technologies and find new applications for these materials, as well as to explore new, emerging technologies, as well as existing technologies, that we believe will complement our existing product portfolio.  With our acquisition of Curamik, we will reevaluate our targeted long-term spending rate and adjust our spending targets, if necessary, in the future.

Restructuring and Impairment Charges

During 2009, we recorded approximately $23.5 million in restructuring and impairment charges (of which $0.8 million was recorded in “Cost of Sales” on our consolidated statements of operations).  The restructuring and impairment charges were comprised of the following:

•
$17.7 million in charges related to the impairment of certain long-lived assets in the following operating segments: Other, for the business of Flexible Circuit Materials ($7.7 million) and the business of Custom Electrical Components ($8.6 million), High Performance Foams ($0.6 million) and Printed Circuit Materials ($0.8 million);

•	$4.9 million in severance related to a global workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves related to the restructuring of our Custom Electrical Components and Flexible Circuit Materials operating segments, which was recorded in “Cost of sales” on our consolidated statements of operations.

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

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  The impairment charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.  In the first quarter of 2011 we sold this building.

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

These charges were reported in our Other reportable segment.

•	Custom Electrical Components

Over the past few years, our Custom Electrical Components (CEC) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the CEC business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the CEC business, as described above, we made the decision to market for sale the CEC facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge was reported in the “Restructuring and impairment charges” line item in our consolidated statement of operations.  The building, which has note yet been sold, does not meet the definition of an asset held for sale, per the relevant accounting guidance, and therefore it is classified as “Property, plant and equipment” on our consolidated statements of financial position at December 31, 2010.

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

Early in 2008, management determined based on forecasts at that time, that we would need additional capacity for our high frequency products later that year.  Management had already undertaken initiatives to build additional capacity through a new facility on our China campus, but needed a solution to fill interim capacity needs.  Therefore, we initiated efforts to move idle equipment from our Belgian facility to our Arizona facility and incurred costs of approximately $0.8 million due to these efforts.  At the end of 2008, our overall business began to decline due in part to the global recession, and management determined that we would not need this equipment at that time but that we would still need certain capacity later in 2009 prior to the China capacity coming on line.  However, in 2009, business did not recover as quickly as anticipated and we believed that we would not need this equipment as we had sufficient capacity to meet our current needs and the China facility would be available in time to satisfy any increase in demand.  Therefore, we determined that the costs incurred related to the relocation of this equipment should be impaired and equipment purchased or refurbished as part of the relocation should be written down to an estimated salvage value, resulting in a charge of approximately $0.8 million, which is reflected in the “Restructuring and impairment charges” line item on our consolidated statements of operations.

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

A summary of the activity in the severance accrual as of December 31, 2010 was as follows:

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

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures increased $3.2 million from $5.5 million in 2009 to $8.7 million in 2010.  The year over year increase was primarily attributable to the strong performance of our foam joint ventures, Rogers INOAC Suzhou (RIS) in China and Rogers INOAC Corporation (RIC) in Japan, as business rebounded significantly from the recession driven declines and excess inventory levels experienced in 2009.  During 2010, we sold our 50% interest in RCCT to our partner, Chang Chun Plastics, Ltd. in the fourth quarter of 2010, effectively completing our exit of the flexible circuit materials business.  Prior to the sale of our 50% interest, RCCT was slightly accretive to our results in 2010.

Other Income (Expense), Net

Other income increased from $1.1 million in 2009 to $1.4 million in 2010.  The increase was primarily due to the impact of foreign currency fluctuations and our related hedging program, which collectively contributed approximately $1.2 million in unfavorable net adjustments in 2009, compared to $0.3 million in favorable net adjustments in 2010.  The foreign currency fluctuations were offset by the PLS commission activity for each year.  We dissolved the PLS joint venture in the first quarter of 2010, resulting in only $0.6 million in commission income for 2010, compared to $1.8 million in 2009.

Realized Investment Loss

Realized investment loss is the portion of the auction rate security impairment that relates to credit losses.  The amount increased 51.9% in 2010 from a loss of $0.4 million to a loss of $0.6 million.  The change was attributable to market conditions surrounding the underlying securities of the auction rate securities.

Income Taxes

Our effective tax rate was 13.0% in 2010, and (260.9%) in 2009.  In 2010, our effective tax rate was favorably impacted by the release of a portion of the valuation allowance against our U.S. deferred tax assets.  In the fourth quarter of 2010, we developed a tax planning strategy that would allow us to recognize certain deferred tax assets, resulting in a partial reduction of our valuation allowance.  We believe that this strategy is reasonable, prudent, and feasible, and we will implement this strategy, if need be, to ensure that this portion of our deferred tax asset does not expire.  In both 2010 and 2009, we had cumulative losses in the U.S.  As the realization of deferred taxes is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment, we concluded that given the weight of both positive and negative evidence, a valuation allowance should be placed against the remainder of our U.S. deferred tax assets, for which there is neither a tax planning strategy nor source of taxable income against which it would offset.  In 2009, our effective tax rate was unfavorably impacted by recording a valuation allowance charge of $57.3 million against our U.S. deferred tax asset.  Also, in both 2010 and 2009, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and continued to benefit from favorable tax rates on certain foreign business activity.

Our tax holiday on the earnings of our subsidiaries in China expired at the end of 2011.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years that gradually increased to the 25% full rate of tax beginning in 2012.  In 2010, RSZ reported pretax income of $18.1 million, which was subject to a tax rate of 22%.  In 2009, RSZ reported pretax income of $4.6 million which was subject to a tax rate of 10%.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), also a wholly-owned subsidiary of ours, RSH was subject to a reduced rate of tax that gradually increased to the 25% full rate of tax beginning in 2012.  In 2010, RSH reported pretax income of $4.8 million which was subject to a tax rate of 22%.  In 2009, RSH reported pretax income of $1.9 million which was subject to a tax rate of 20%.

Backlog

Our backlog of firm orders was $38.7 million at December 31, 2010, as compared to $29.2 million at December 31, 2009.  The increase at the end of 2010 was primarily related to the increased customer demand reflected in the increase in sales in the Printed Circuit Materials and Power Distribution Systems operating segments. Backlog for Printed Circuit Materials increased by approximately $5.4 million at year end 2010 as compared to year end 2009, while backlog for Power Distribution Systems increased by approximately $2.9 million at year end 2010 as compared to year end 2009.

Segment Sales and Operations

Core Strategic

High Performance Foams

(Dollars in millions)	2011	2010	2009

Net sales	$177.6	$149.7	$104.8
Operating income	28.3	17.4	5.1

Our High Performance Foams operating segment is comprised of our polyurethane and silicone foam products.

2011 vs. 2010 – Net sales in this segment increased by 18.6%, from $149.7 million in 2010 to $177.6 million in 2011.  Operating profits increased significantly as well, improving by approximately 62.6% from $17.4 million in 2010 to $28.3 million in 2011.  The 2010 results include approximately $0.9 million of integration costs associated with the acquisition of Utis in the second quarter of 2010.  2011 results were driven by strong demand for the segment’s foams across almost all product lines and in geographic regions.  In particular, we continue to experience success with our polyurethane foam products in cushioning, sealing and energy management for portable electronic devices, particularly large touch-screen mobile internet devices.  Sales of our silicone foams gained momentum in 2011 due to increased demand in various markets, including aircraft, communications infrastructure, solar power, and hybrid electric vehicle applications.  HPF also gained traction in one of its newest product lines, PORON® molded components, primarily for applications in sports and impact apparel, as well as mobile internet devices.  Like most of our other segments, HPF experienced a decline in sales volumes in the Fourth quarter of 2011, which we believe is driven by the rationalizing of inventory in the marketplace, as well as the global economic trends discussed in the “Executive Summary” section above.  We also believe this decline to be temporary and expect volumes to increase again in the middle to second half of 2012.

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

Printed Circuit Materials

(Dollars in millions)	2011	2010	2009

Net sales	$166.4	$141.1	$112.9
Operating income	11.1	11.0	0.3

Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products.

2011 vs. 2010 – Net sales in this segment increased by 18.0% in 2011 to $166.4 million from $141.1 million in 2010.  Operating results were relatively consistent year over year from $11.0 million in 2010 to $11.1 million in 2011.  2010 results included a one time benefit of $2.5 million from the recovery of insurance proceeds related to the CalAmp lawsuit, which had been previously settled in 2008.  In 2011, the segments growth was driven by strong demand in the wireless infrastructure market, primarily due to expansion of third generation (3G) and fourth generation (4G) systems globally, as well as for antenna radar applications for the high reliability and automotive markets.  Demand was also strong for materials used in the aerospace, defense and other high reliability markets, as well as in the automotive market for radar safety sensors and in satellite televisions. At the end of 2011, particularly in the fourth quarter, sales in this segment declined significantly from levels achieved in the first three quarters of the year.  We believe this decline was driven by the global economic trends discussed in the “Executive Summary” section above, as well as the rationalization of inventory in the supply chain.  We also believe this decline to be temporary and expect volumes to increase again in the middle to second half of 2012.

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

Power Electronics Solutions

•	Curamik Electronics Solutions

Curamik
(Dollars in millions)	2011

Net sales	$132.9
Operating income	7.8

This operating segment is comprised of power electronic substrate products, which are used primarily in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and hybrid electric and electric vehicle (HEV/EV) drive systems.  We acquired Curamik on January 4, 2011.

2011 - Net sales in this segment were $132.9 million in 2011 and operating profits were $7.8 million.  These volumes represent a record for this segment, and its performance for the year exceeded our initial expectations with sequential growth in the first three quarters of the year, followed by a decline in sales during the fourth quarter (as experienced by all of our core segments).  The overall 2011 results were driven by strong demand for the segments products across its primary markets, which consist of energy efficient motor drives, wind and solar power generation, and HEV/EV applications, and regions, which include Europe and Japan.  At the end of the year, the decline in volumes was due primarily to lower demand in wind and in general industrial applications, as well as from customers reducing their inventory levels.  We expect this softening to continue through at least the first half of 2012.

Curamik’s operating results include approximately $1.3 million of one-time costs associated with the acquisition and integration of the business, including consulting, legal and audit fees, as well as severance charges and other integration costs.  2011 results also included approximately $3.5 million of non-cash amortization charges related to the intangible assets created as part of the purchase of the business (see Note 6 of the Consolidated Financial Statements of this Form 10-K) and approximately $1.8 million of one-time non-cash charges related to the amortization of the step up of inventory to its fair value at the acquisition date.

•	Power Distribution Systems

Power Distrubution Systems
(Dollars in millions)	2011	2010	2009

Net sales	$47.3	$42.1	$40.3
Operating income	3.5	2.9	3.2

This operating segment is comprised of our busbar products, which are primarily used in mass transit and clean technology applications.

2011 vs. 2010 – Net sales in this segment increased by 12.6% from $42.1 million in 2010 to $47.3 million in 2011, while operating profit increased from $2.9 million in 2010 to $3.5 million in 2011.  These increases were driven by strong demand over the first nine months of the year for this segment’s products in mass transit and power electronic applications.  In the fourth quarter of 2011, this segment began experiencing softening sales in mass transit and wind turbines.  In particular, the PDS segment experienced lower demand for its products in the fourth quarter due primarily to the temporary suspension of railway construction investments by the Ministry of Railways (MOR) in China as a result of their debt issues and the safety investigation initiated after a train crash in Wenzhou, Zhejiang province in July, 2011, in which two high-speed bullet trains collided.  The MOR has decided to continue the railway investment plans but at a slightly slower pace than their initial plan.  China is also addressing the issues with wind and solar energy connections to the grid, all of which are unrelated to the performance of our products.  We believe that these issues will ultimately resolved and in the long term could benefit this segment going forward by creating increased demand for its products.  However, in the short term (at least over the course of 2012), we believe that these events will negatively impact this segment’s results.

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

Other

(Dollars in millions)	2011	2010	2009

Net sales	$28.8	$45.4	$33.6
Operating income	2.1	-	(34.3)

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven composite materials products; as well as our inverter distribution activities.

2011 vs. 2010 – In 2011, sales in the segment declined by approximately 36.6% from $45.4 million in 2010 to $28.8 million in 2011.  2010 results included approximately $13.5 million in sales from distribution activities related to our former joint venture with Mitsui Chemicals, Inc. of Japan, Polyimide Laminate Systems, LLC (PLS) distribution activities, which reached end of life in 2010.  The remainder of the decline was related to the further decline in the electroluminescent lamps (EL) sales.  However, even though volumes declined, operating profit improved from breakeven in 2010 to $2.1 million in 2011.  The improvement was driven by sales of inverter products, offset by the end of the PLS distribution sales

2010 vs. 2009 - In 2010, net sales increased from $33.6 million to $45.4 million, primarily due to the inclusion of PLS, which achieved $13.5 million in sales in 2010, partially offset by the elimination of $3.9 million of sales in 2009 related to our flexible circuit materials business, which ceased activities prior to the start of 2010.  The remaining increase is due to the improved performance of our elastomer rollers and floats products.  The segment also became slightly profitable in 2010, mainly due to the strong performance of the elastomer component and floats products and the inclusion of PLS.    2009 results included approximately $16.8 million in asset impairment charges related to equipment and buildings and severance charges of $0.6 million.

We continuously evaluate the viability of the product portfolio in this segment as it relates to our long-term strategic and operational focus.

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 25 years ago and manufactures high performance PORON® urethane foam materials in Japan.  Sales decreased 9% from 2010 to 2011, following an increase of 12% from 2009 to 2010.  The decline in sales in 2011 was due primarily to the continued weakness in the Japanese domestic and export markets, particularly LCD TV’s, domestic mobile phones and general industrial applications.  Sales in 2010 increased significantly due to increases in demand in the communications market.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON® urethane foam materials in China, began operations in 2004.  Sales declined 12% from 2010 to 2011, from an increase of 31% from 2009 to 2010.  Sales levels improved in 2010 due primarily to the improvement in the Chinese economy, however, in 2011, sales declined due to increased softening in the Asian markets it serves.

Rogers Chang Chun Technology Co., Ltd. (RCCT)

RCCT, our joint venture with Chang Chun Plastics Co., Ltd., was established in late 2001 to manufacture flexible circuit materials for customers in Taiwan.  In the fourth quarter of 2010, we sold our 50% interest in this joint venture to our joint venture partner for $9.3 million, resulting in a gain of $3.2 million.

Polyimide Laminate Systems, LLC (PLS)

PLS, our joint venture with Mitsui Chemicals, Inc., sold adhesiveless laminates for trace suspension assemblies.  In the first quarter of 2010, this joint venture was dissolved and we assumed any outstanding assets and liabilities of PLS.  We also agreed that, going forward, all distribution activity that PLS had previously engaged in would be conducted through Rogers.  As of December 31, 2010, this distribution activity was minimal and has since come to end of life entirely.

Discontinued Operations

In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations in the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we believed, at that time, that we would not achieve future success in this operation and chose to end operations rather than invest further.  In the fourth quarter of 2011, we recorded an impairment charge of $1.3 million, related to this discontinued operation.  For the fiscal years 2011, 2010 and 2009, respectively, $6.8 million, $3.8 million, and $3.7 million of operating losses, net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of operations.  Net sales associated with the discontinued operation were $0.9 million, $1.0 million and $0.2 million, respectively, for fiscal 2011, 2010 and 2009.

Product and Market Development

Our research and development team is dedicated to growing our businesses by developing cost effective solutions that enable or improve upon the performance of customers’ products, as well as identifying business and technology acquisition opportunities to expand our market presence.  Our plan is to invest in the range of 4.0% of net sales annually into research and development.  Going forward, we will continue to invest in research and development to leverage our existing technology to expand our portfolio of product offerings to address customer needs as well as explore new technologies to broaden our product portfolio.

We introduced a variety of new products during 2011.  For example, our High Performance Foams business introduced molded PORON® products for various impact protection applications, adhesive backed PORON® products to enhance performance and ease of use in mobile internet device sealing and cushioning applications and a new generation of low smoke, toxicity and flammability products for mass transit passenger cars.    Our Printed Circuit Materials business introduced a new high performance circuit material for 4G base station antennas and a new bonding material that enables higher performance multilayer circuit boards in wireless and wired infrastructure applications.  Our power distribution business introduced a new RO-LINX POWERCIRCUIT™ product platform that provides high performance electrical interconnects in hybrid and electric vehicle applications.

Liquidity, Capital Resources, and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths, as demonstrated by our financial position in 2011. For the first time since 2002, we have debt on our balance sheet, as we borrowed $145.0 million against our credit facilities in the first quarter of 2011 to fund the strategic acquisition of Curamik.  While the world financial markets have grown more stable since the global recession in 2008, significant volatility still remains and credit markets in general have diminished liquidity and capital availability globally.  We believe that our existing sources of liquidity and future cash flows that are expected to be generated from operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the recently increased line of credit should any issue or strategic opportunity impact the business.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

Cash Flows from Operating, Investing and Financing Activities

At December 31, 2011, 2010 and 2009 we had cash and cash equivalents of $79.7 million, $80.1 million and $57.7 million, respectively.  The following table illustrates the regional location of our cash and cash equivalents:

(Dollars in thousands)
	2011	2010	2009
U.S.	$20,027	$27,305	$10,926
Europe	35,259	20,954	26,725
Asia	24,442	31,876	20,087
Total cash and cash equivalents	$79,728	$80,135	$57,738

Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate that in the U.S.  Our current policy is that such earnings and cash will be permanently reinvested in those foreign locations.

Working capital was $186.9 million, $156.0 million and $121.3 million for 2011, 2010 and 2009, respectively.

Cash flows from operating activities were $21.8 million in 2011 compared to $49.2 million in 2010 and $5.4 million in 2009.  Cash flows from operating activities in 2009 were significantly affected by our decreased financial performance.  Cash flows from operating assets and liabilities reflected a decrease of $61.3 million, $7.4 million and $19.3 million in 2011, 2010 and 2009 respectively. The significant items that impacted our cash flows from operating assets and liabilities included the following:

•
An increase in inventories of $20.7 million in 2011 as compared to an increase of $10.8 million in 2010 and a decrease of $10.0 million in 2009.  The increase from 2010 to 2011 is due primarily to the increased sales volumes we have experienced during 2011 as customer demand for our products has increased significantly over 2010, as well as to the acquisition of Curamik, which added $4.6 million of inventory during the year.  Further, the start up of our new PCM operation in Suzhou, China has contributed to the overall inventory increase as we have had to purchase more inventory to support our Chinese operations.  We have also had to carry more inventory on hand as certain raw materials are sourced from the U.S., which increases the amount of time we need to carry our inventory.

•
An increase in accounts receivable of $5.1 million, $15.7 million, and $4.3 million in 2011, 2010 and 2009, respectively.  These increases were due primarily to the sequential year over year increases in sales experienced across our business.  Overall, even though gross receivables balances have increased, our accounts receivable collections have been strong, and in line with our internal guidelines related to days sales outstanding, which actually declined from 62 days in 2010 to 58 days in 2011.  Receivable balances declined at the end of 2011 due primarily to the decline in sales during the fourth quarter of the year.

•
A decrease in accounts payable and other accrued liabilities of $27.2 million in 2011, as compared to an increase of $21.3 million in 2010 and a decrease of $18.0 million in 2009.  The decrease is primarily due to compensation in the 2011 annual incentive compensation plan being lower than 2010.  Additionally, in the fourth quarter of 2011 current purchases of raw materials had declined due to lower customer demand.  The increase in 2010 was primarily due to the accrual of 2010 annual incentive compensation combined with increased purchases of raw materials to meet the increased customer demands.  The decrease in 2009 was related to the payout in 2009 of the 2008 annual incentive compensation plan and the payout of $8.0 million related to the settlement of the CalAmp lawsuit.

During 2011, we used $145.8 million in cash for investing activities as compared to $22.2 million and $17.9 million in 2010 and 2009.  The investing activities of 2011 include the acquisition of Curamik, net of cash acquired, for $139.8 million.  Investing activities in 2010 include $25.9 million related to the purchase of Utis, while, in 2009, we used approximately $7.4 million of cash for the acquisition of certain assets of the MTI Global, Inc. business and for a $5.0 million investment in Solicore.  Capital expenditures were $21.3 million, $12.2 million and $12.1 million in 2011, 2010 and 2009, respectively.

Net cash provided by financing activities was $128.3 million, $1.5 million and $1.4 million in 2011, 2010 and 2009, respectively.  2011 was primarily affected by our initial draw on our line of credit for $145.0 million to fund the acquisition of Curamik.

Credit Facilities

On July 13, 2011, we entered into an amended and restated $265.0 million, secured, five year credit agreement.  This credit agreement (Amended Credit Agreement) is with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  This Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165 million under the original agreement to $265 million under the Amended Credit Agreement.

Key features of the Amended Credit Agreement, compared to the November 23, 2010 credit agreement, include (1) an increase in credit from $165.0 million to $265.0 million with the addition of a $100.0 million term loan; (2) the extension of maturity from November 23, 2014 to July 13, 2016; (3) a 0.25% reduction in  interest costs; (4) an increase in the size of permitted acquisitions from $25.0 million to $100.0 million; and (5) an increase in permitted additional indebtedness from $20.0 million to $120.0 million.

The Amended Credit Agreement provides for the extension of credit in the form of (1) a $100.0 million term loan (which refinances outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and (2) up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolver portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for the general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

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

In connection with its entry into the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate payments due each year are as follows:

2011	$2.5 million
2012	$7.5 million
2013	$12.5 million
2014	$17.5 million
2015	$35.0 million
2016	$25.0 million

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

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  In 2011 we made principal payments of $22.5 million. We are in compliance with all financial and other covenants as of December 31, 2011.

In addition, at December 31, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Amended Credit Agreement:

•	$1.1 million letter of credit to guarantee Rogers workers compensation plan;
•	$0.2 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai); and
•	$1.9 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOCs as of December 31, 2011 or 2010.

Interest

In 2011, we incurred net interest expense, primarily on our outstanding debt, of $4.9 million, while in 2010 we had $0.2 million of interest income.  Cash paid for interest was $4.2 million for 2011.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik. The related obligation recorded as of December 31, 2011 was $9.2 million. We have the option to buy out the lease in 2013 or in 2021, upon its expiration.  Amortization of such capital lease is included within depreciation expense.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing long-term financing, will be sufficient to fund operations, capital expenditures, and research and development efforts for at least the next twelve months.

Financial Position

The following discusses the significant fluctuations on our balance sheet at December 31, 2011 as compared to December 31, 2010:

•
Accounts Receivable – Increased 25.3%, or $15.8 million, from $61.9 million in 2010 to $77.7 million in 2011 due primarily to the acquisition of Curamik, which added $11.9 million to our accounts receivable balance, as well as the increased sales during 2011 as compared to 2010.  Overall, accounts receivable collections have been strong and in line with our internal guidelines related to days sales outstanding.

•
Inventories - Increased $30.8 million, or 64.6%, from $47.5 million in 2010 to $78.3 million in 2011.  The increase is due primarily to the increased sales volumes we have experienced during 2011 as customer demand for our products has increased significantly over 2010, as well as to the acquisition of Curamik, which added $12.2 million of inventory.  Further, the start up of our new PCM operation in Suzhou, China has contributed to the overall inventory increase as we have had to purchase more inventory to support our Chinese operations.  We have also had to carry more inventory on hand as certain raw materials are sourced from the U.S., which increases the amount of time we need to carry our inventory.

•
Goodwill and other intangibles – Increase of $122.6 million, or 341%, from $36.0 million in 2010 to $158.6 million in 2011 due primarily to the valuations of the intangible assets and goodwill created as a result of the acquisition of Curamik in the first quarter of 2011.

•
Pension liability - Increase of $36.9 million, or 115%, from $32.0 million in 2010 to $68.9 million in 2011 due to market conditions that caused significant changes in the assumptions used to measure the pension liability, specifically a 1% decline in the discount rate and a 0.75% decline in the projected return on plan assets, as well as the performance of the plan assets during 2011, which were projected at 8.5% but were effectively flat during the year.

Auction Rate Securities

As of December 31, 2011, we held approximately $29.5 million of auction rate securities at par value as compared to approximately $37.6 million as of December 31, 2010.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined that, based on the market conditions at the time that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.  The total fair value of the auction rate securities at December 31, 2011, was $26.0 million.  These securities are classified as long-term assets, except for those that are scheduled to be redeemed within the next twelve months, which are classified as short-term investments.

The impairment described above, as of year end 2011, is classified as an other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining amount is recorded in other comprehensive income.  The amount recognized in earnings during the years ended December 31, 2011 and 2010 was $0.2 million and $0.6 million, respectively.  This is recorded in “Realized investment loss, net” on our consolidated statement of operations. The assumptions utilized in the valuation will continue to be reviewed and, as market conditions continue to evolve and change, we will adjust our assumptions accordingly, which could result in either positive or negative valuation adjustments in the future.

Currently, we believe that we have the ability and intent to hold these securities until recovery.  We also do not believe that the illiquid nature of these securities will negatively impact our business, as we believe we have the ability to generate sufficient cash to fund the operations and future growth of the business absent these securities.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011:

(Dollars in thousands)	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$12,859	$4,398	$5,343	$1,383	$1,735
Capital lease (1)	10,536	1,596	3,785	2,379	2,776
Inventory purchase obligation	2,900	2,900	-	-	-
Capital commitments	5,534	5,534	-	-	-
Pension and retiree health and life insurance benefits (2)	101,274	12,415	17,023	17,925	53,911
Total	$133,103	$26,843	$26,151	$21,687	$58,422

(1)	Anticipated payments for the capital lease include projected interest expense for purposes of this table.
(2)
Pension benefit payments, which amount to $92.2 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $9.1 million, are expected to be paid from operating cash flows.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable.   The allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history.  In addition, in circumstances when we are made aware of a specific customer’s inability to meet its financial obligations, a specific allowance is established.  The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base.  The risk with this estimate is associated with failure to become aware of potential collectability issues related to specific accounts and thereby become exposed to potential unreserved losses.  Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues, additionally, we have credit insurance which mitigates some of the risk of loss. Over the past three years, our allowance as a percentage of total receivables has ranged from 1.3% to 9.6%.  A 0.5% increase in our current year allowance to receivable ratio would increase our allowance reserve by approximately $0.4 million.

Inventory Valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis.  We also maintain a reserve for excess, obsolete and slow-moving inventory, which is primarily developed by utilizing both specific product identification and historical product demand as the basis for our analysis.  Products and materials that are specifically identified as obsolete are fully reserved.  In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product.  The remainder of the allowance is based on our estimates, and fluctuates with market conditions, design cycles and other economic factors.  Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unexpected decline in current production.  We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (LIFO) method.  Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 9% to 23% of gross inventory over the last three years.  A 1.0% adjustment to the December 31, 2011 obsolescence reserve would change the reserve by approximately $1.1 million.

Goodwill and Other Intangibles

We have made acquisitions over the years that included the recognition of goodwill.  Goodwill and indefinite lived intangibles are tested for impairment annually or more frequently if events or changes in circumstances indicate the carrying value may have been impaired.  Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit.  Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others. We review goodwill for impairment using a two-step process.  The first step of the impairment test requires a comparison of the implied fair value of each of our reporting units to the respective carrying value.  If the carrying value of a reporting unit is less than its implied fair value, no indication of impairment exists and a second step is not performed.  If the carrying amount of a reporting unit is higher than its fair value, there is an indication that impairment may exist then a second step must be performed.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

In 2011, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows.  We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses.  We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain.  The 2011 impairment test was performed in the fourth quarter of 2011 on the three reporting units for which we had goodwill recorded at that time.  No impairment charges resulted from this analysis.  The excess of fair value over carrying value for these reporting units ranged from approximately $14.4 million to $249.7 million.  In order to estimate the sensitivity of the analysis performed, we applied a hypothetical 10% decrease to the fair values of each operating segment, which resulted in excess fair value over carrying value ranging from approximately $11.8 million to $211.9 million for each respective operating segment.  These valuations are based on a five year discounted cash flow analysis, which utilized a discount rate of approximately 14% and a terminal year growth rate of 3%.

Intangible assets, such as purchased technology, customer relationships, work force, and the like, are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired, the value of the acquired businesses customer base, as well as the value of its existing work force, among others. These assets are reviewed at least annually, or more frequently, if facts and circumstances surrounding such assets indicate a possible impairment of the asset exists.  In 2011, there were no indicators of impairment on any of our other intangible assets.

Long-Lived Assets

We review property, plant and equipment, intangible assets, and other long-term assets (including investments) for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable.  Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives.  If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their market value determined by either a quoted market price, if available, or a value determined by utilizing a discounted cash flow analysis.  In 2009, we recorded impairment charges related to certain long-lived assets in our Printed Circuit Materials, Custom Electrical Components and High Performance Foams operating segments.  See the “Results of Operations” section of Item 7 of this Form 10-K, for further discussion.  In the future, deterioration in our business could result in additional impairment charges.  Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows.  Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets.  These differences could result in impairment charges, which could have a material adverse impact on our results of operations.  In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased.  In these situations, we amortize the remaining net book values over the revised useful lives.

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

Related to our asbestos exposures, in late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to perform a formal analysis to determine our potential future liability and related insurance coverage for asbestos-related matters.  The determination to perform this study was made based on several factors, including the growing number of asbestos-related claims and recent settlement history.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the variability of our claims history and consultations with National Economic Research Associates, Inc. (NERA), we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields.  The models required us to make numerous assumptions that significantly impacted the results generated by the models.  We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation.  We believe, based on the limited amount of settlement and claims history currently known to us, that a reasonable future time frame to quantify our liability is five years, resulting in a liability at December 31, 2011 of approximately $28.8 million, which is substantially offset by an insurance receivable of $28.4 million.  If we were to adjust our assumptions related to the determination of these amounts, the impact of increasing the time frame for projected claims from five years to seven years would be an increase to the liability of $9.4 million, which we believe would be substantially covered by insurance; conversely, the impact of changing this assumption from five years to three years would be a decrease to the liability of $10.1 million.

Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos claims periodically re-examined, and we will update them further if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system.  There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot reasonably estimate such excess amounts at this time.

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

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit healthcare plans and a life insurance plan.  The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts.  These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates and other factors.  The assumptions used were determined as follows: (i) the discount rate used is based on comparisons to various indexes, particularly the Citigroup bond index; (ii) the salary growth is based on our historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns.  We determine these assumptions based on consultation with outside actuaries and investment advisors.  Any variance in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.  The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Note 9 of the Consolidated Financial Statements of this Form 10-K.  Each assumption has different sensitivity characteristics.   For the year ended December 31, 2011, a 0.25% decrease in the discount rate would have increased our net benefit cost by approximately $0.5 million and a 0.25% basis point reduction in the long-term rate of return on plan assets would have increased our net benefit cost by approximately $0.5 million.

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

Stock-Based Compensation

Stock-based compensation expense associated with stock options and related awards are recognized in the statement of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. We calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of the following assumptions:

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3% to all unvested stock-based awards as of December 31, 2011. The rate of 3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

•	Foreign Operations

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we do business.  Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East.  Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.   We initiate hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable.  In 2011, a 10% increase/decrease in exchange rates would have resulted in an approximate increase/decrease to sales and net income of $7.0 million and $1.0 million, respectively.  We currently do not use derivative instruments for trading or speculative purposes.  We monitor foreign exchange risks and at times manage such risks  on specific transactions.  Our risk management process primarily uses analytical techniques and sensitivity analysis.

•	Interest Rate Risk

During the first quarter of 2011, we borrowed $145.0 million against our existing credit facilities to finance the strategic acquisition of Curamik Electronics GmbH.  Therefore, we are exposed to interest rate risk, as the interest charged on our facility fluctuates based on market conditions.  Based on our current outstanding debt of $122.5 million, a 1.0% increase in the interest rate would increase the amount of interest expense by $1.2 million, annually.

•	Auction Rate Securities

We currently hold auction rate securities with a par value of $29.5 million.  Due to the liquidity issues experienced in the auction rate market during the recession of 2008, these securities do not trade on an open market.  We are forced to either hold these securities to maturity, which range from 21 to 36 years; wait for the issuer to redeem these securities at par value; or accept offers to repurchase these securities for a discount.  Due to market conditions, these securities may not become liquid for an extended period of time.  The changes in market conditions caused us to change the nature of these investments and record an impairment during the first quarter of 2008 and each subsequent quarter through 2011.  At year end 2011, this impairment is classified as a other-than-temporary loss, separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and, as long as we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of its cost basis, the remaining impairment amount is recorded in other comprehensive income.  Additionaly, due to our current liquidity and intent to hold the investments until they recover the amount of the impairment not related to credit loss is recorded in other comprehensive income.  The fair value of our investment portfolio or the related interest income would not be significantly impacted by either a 1.0% increase or decrease in interest rates due mainly to the size and nature of our investment portfolio.

•	Commodity Risk

We are subject to fluctuations in the cost of raw materials used to manufacture our materials and products.  In particular, we are exposed to market fluctuations in commodity pricing as we utilize certain materials, such as copper and ceramic, that are key materials in certain of our products.  In order to minimize the risk of market driven price changes in these commodities, we utilize hedging strategies to insulate us against price fluctuations of copper, the commodity most used in our manufacturing processes.  We currently do not use hedging strategies to minimize the risk of price fluctuations on other commodity-based raw materials; however, we continue to review such strategies to hedge market risk in the future.

For additional discussion on our market risk, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited the accompanying consolidated statements of financial position of Rogers Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rogers Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 17, 2012

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in thousands, except for share amounts)

Assets	December 31, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$79,728	$80,135
Short-term investments	-	186
Accounts receivable, less allowance for doubtful accounts of $1,040 and $1,630	77,682	61,917
Accounts receivable from joint ventures	1,640	1,338
Accounts receivable, other	3,819	3,773
Taxes receivable	2,713	1,706
Inventories	78,320	47,525
Prepaid income taxes	4,315	1,938
Deferred income taxes	2,146	1,492
Asbestos-related insurance receivables	6,459	8,563
Assets held for sale	1,400	5,841
Other current assets	7,360	6,892
Assets of discontinued operations	50	277
Total current assets	265,632	221,583

Property, plant and equipment, net of accumulated depreciation
of $198,075 and $180,879	148,182	118,804
Investments in unconsolidated joint ventures	23,868	25,452
Deferred income taxes	20,117	17,120
Goodwill and other intangibles	158,627	35,984
Asbestos-related insurance receivables	21,943	20,733
Long-term marketable securities	25,960	33,592
Investments, other	5,000	5,000
Other long-term assets	8,299	5,323
Assets of discontinued operations	-	1,283
Total assets	$677,628	$484,874

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,787	$16,162
Accrued employee benefits and compensation	30,135	26,692
Accrued income taxes payable	1,799	1,528
Current portion of lease obligation	1,596	-
Current portion of long-term debt	7,500	-
Asbestos-related liabilities	6,459	8,563
Other current liabilities	15,368	12,349
Liabilities from discontinued operations	153	147
Total current liabilities	78,797	65,441

Pension liability	68,871	31,980
Long-term debt	115,000	-
Long-term lease obligation	7,610	-
Retiree health care and life insurance benefits	9,486	8,144
Asbestos-related liabilities	22,326	21,159
Noncurrent income tax	17,588	15,339
Deferred income taxes	19,259	8,745
Other long-term liabilities	435	3,534

Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,220,648 and
15,841,341 shares outstanding	16,221	15,841
Additional paid-in capital	52,738	33,194
Retained earnings	332,099	295,044
Accumulated other comprehensive income (loss)	(62,802)	(13,547)
Total shareholders' equity	338,256	330,532
Total liabilities and shareholders' equity	$677,628	$484,874

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the fiscal years in the three-year period ended December 31, 2011
(Dollars in thousands, except for share amounts)

	2011	2010	2009

Net sales	$553,150	$378,201	$291,597
Cost of sales	374,070	240,757	209,369
Gross margin	179,080	137,444	82,228

Selling and administrative expenses	104,219	88,775	68,000
Research and development expenses	21,617	17,447	17,394
Restructuring and impairment charges	441	-	22,661
Operating income (loss)	52,803	31,222	(25,827)

Equity income in unconsolidated joint ventures	5,451	8,658	5,462
Other income (expense), net	1,941	1,364	1,056
Realized investment loss, net:
Increase (decrease) in fair value of investments	(14)	1,271	1,507
Less: Portion of gains (losses) in other comprehensive income	182	1,824	1,871
Net realized investment gain (loss)	(196)	(553)	(364)

Interest income (expense), net	(4,911)	184	377
Gain on acquisition or disposal	-	3,173	2,908
Income (loss) from continuing operations before income taxes	55,088	44,048	(16,388)

Income tax expense	11,282	5,727	42,749

Income (loss) from continuing operations	43,806	38,321	(59,137)
Loss from discontinued operations, net of taxes	(6,751)	(3,750)	(3,733)
Net income (loss)	$37,055	$34,571	$(62,870)

Basic net income (loss) per share:
Income (loss) from continuing operations	$2.73	$2.43	$(3.77)
Loss from discontinued operations	(0.42)	(0.24)	(0.24)
Net Income (loss)	$2.31	$2.19	$(4.01)
Diluted net income (loss) per share
Income (loss) from continuing operations	$2.62	$2.39	$(3.77)
Loss from discontinued operations	(0.41)	(0.23)	(0.24)
Net Income (loss)	$2.21	$2.16	$(4.01)

Shares used in computing earnings per share:
Basic	16,035,882	15,800,913	15,691,579
Diluted	16,737,711	16,005,662	15,691,579

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2008	$15,654	$19,264	$323,343	$(22,117)	$336,144
					-
Comprehensive income (loss):					-
Net income (loss):	-	-	(62,870)	-	(62,870)
Other comprehensive income (loss):
Foreign currency translation, net of tax	-	-	-	1,732	1,732
Pension and OPEB, net of tax	-	-	-	11,225	11,225
Unrealized gain on marketable securities, net of tax				1,422	1,422
Unrealized loss on derivative instruments, net of tax				(688)	(688)
Total comprehensive income (loss)	-	-	(62,870)	13,691	(49,179)
Stock options exercised	37	1,017	-	-	1,054
Stock issued to directors	10	77	-	-	87
Shares issued	42	123	-	-	165
Stock-based compensation expense	-	4,679	-	-	4,679
Balance at December 31, 2009	15,743	25,160	197,603	5,265	243,771

Comprehensive income (loss):
Net income (loss):	-	-	34,571	-	34,571
Other comprehensive income (loss):
Foreign currency translation, net of tax	-	-	-	(4,589)	(4,589)
Pension and OPEB, net of tax	-	-	-	(2,286)	(2,286)
Unrealized gain on marketable securities, net of tax	-	-	-	1,612	1,612
Unrealized gain on derivative instruments, net of tax				142	142
Total comprehensive income (loss)	-	-	34,571	(5,121)	29,450
Stock options exercised	26	764	-	-	790
Stock issued to directors	38	(10)	-	-	28
Shares issued	34	652	-	-	686
Stock-based compensation expense	-	6,628	-	-	6,628
Balance at December 31, 2010	15,841	33,194	295,044	(13,547)	330,532

Comprehensive income (loss):
Net income (loss):	-	-	37,055	-	37,055
Other comprehensive income (loss):
Foreign currency translation, net of tax	-	-	-	(6,632)	(6,632)
Pension and OPEB, net of tax	-	-	-	(42,243)	(42,243)
Unrealized loss on marketable securities, net of tax	-	-	-	(110)	(110)
Unrealized loss on derivative instruments, net of tax	-	-	-	(270)	(270)
Total comprehensive income (loss)			37,055	(49,255)	(12,200)
Stock options exercised	330	10,741	-	-	11,071
Stock issued to directors	22	(21)	-	-	1
Shares issued	28	728	-	-	756
Stock-based compensation expense	-	8,096	-	-	8,096
Balance at December 31, 2011	$16,221	$52,738	$332,099	$(62,802)	$338,256

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the fiscal years in the three-year period ended December 31, 2011

(Dollars in thousands)	2011	2010	2009
Operating Activities
Net income	$37,055	$34,571	$(62,870)
Loss from discontinued operations	6,751	3,750	3,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,308	15,700	17,212
Stock-based compensation expense	8,096	6,628	4,679
Deferred income taxes	(2,725)	(8,381)	43,424
Equity in undistributed income of unconsolidated joint ventures, net	(5,451)	(8,658)	(5,462)
Dividends received from unconsolidated joint ventures	7,637	10,329	2,669
Pension and postretirement benefits	5,902	5,838	6,452
Impairment charges	441	-	17,741
Gain on acquisition/disposal	-	(3,173)	(2,908)
Gain from the sale of property, plant and equipment	(2,800)	-	-
Amortization of inventory fair value	1,805	-	-
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(5,071)	(15,661)	(4,345)
Accounts receivable, joint ventures	(302)	(537)	531
Inventories	(20,643)	(10,760)	10,035
Other current assets	(1,186)	(1,566)	323
Accounts payable and other accrued expenses	(27,217)	21,335	(17,971)
Pension and postretirement contribution	(5,904)	(6,409)	(9,128)
Other, net	(929)	6,163	1,275
Net cash provided by (used in) operating activities of continuing operations	21,767	49,169	5,390
Net cash provided by (used in) operating activities of discontinued operations	(4,906)	(3,402)	(2,776)
Net cash provided by operating activities	16,861	45,767	2,614

Investing Activities
Capital expenditures	(21,316)	(12,241)	(12,087)
Acquisition of business, net of cash received	(139,825)	(25,908)	(7,400)
Proceeds from the sale of property, plant and equipment, net	7,500	-	-
Proceeds from disposition of an unconsolidated joint venture	-	9,272	-
Investment activity, other	-	-	(5,000)
Redemptions of long-term investments	7,805	5,800	6,600
Return of investment in unconsolidated joint ventures	-	919	-
Net cash used in investing activities of continuing operations	(145,836)	(22,158)	(17,887)
Net cash provided by (used in) investing activities of discontinued operations	(158)	(366)	-
Net cash provided by investing activities	(145,994)	(22,524)	(17,887)

Financing Activities
Proceeds from long-term borrowings	145,000	-	-
Repayment of debt principal	(22,500)	-	-
Repayment of long-term borrowings acquired through acquisition	(6,061)	-	-
Proceeds from sale of capital stock, net	11,071	790	688
Proceeds from issuance of shares to employee stock purchase plan	757	686	672
Net cash provided by financing activities	128,267	1,476	1,360

Effect of exchange rate fluctuations on cash	459	(2,322)	1,481

Net increase (decrease) in cash and cash equivalents	(407)	22,397	(12,432)

Cash and cash equivalents at beginning of year	80,135	57,738	70,170
Cash and cash equivalents at end of year	$79,728	$80,135	$57,738

Supplemental disclosure of noncash investing and financing activities
Deferred purchase price for acquisition of business	$-	$2,910	$-
Capital lease obligation acquired through acquisition	9,206	-	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

In the first quarter of 2011, as a result of our acquisition of Curamik Electronics GmbH (Curamik) and the manner in which we manage our business, we determined that it was appropriate to adjust our segment reporting structure.

Our previous reporting structure was comprised of three business categories – Core Strategic, Development Stage, and Other.  Our new structure eliminates the Development Stage category and expands the Core Strategic category, as shown in the below table:

Old Structure	New Structure

Core Strategic	Core Strategic
High Performance Foams		High Performance Foams
Printed Circuit Materials		Printed Circuit Materials
Power Distribution Systems		Power Electronics Solutions
Development Stage		Curamik Electronics Solutions
Custom Electrical Components		Power Distribution Systems
Other	Other

In the new structure, we created a new category called “Power Electronics Solutions”, which is comprised of two operating segments – Curamik Electronics Solutions (CES) and Power Distribution Systems (PDS).  Since the first quarter of 2011, we will now separately report the results of operations for each of these segments.  We also eliminated the Development Stage category, as the Custom Electrical Components (CEC) segment is now aggregated in the “Other” reportable segment.  Management concluded that the development activities at the CEC segment were not gaining traction in the market and, therefore, ended the development efforts associated with the segment.  During the fourth quarter of 2011, we also ended operations at our Thermal Management Solutions (TMS) operating segment.  This segment will be treated as a discontinued operation for reporting purposes.  This new structure aligns our reporting with management’s current view of the business, particularly as we work to further penetrate our core target mega trend markets.

Core Strategic

●
High Performance Foams:  This operating segment consists of polyurethane and silicone foam products, which includes two joint ventures that manufacture products consisting primarily of high performance urethane and silicone foams.  These foams are designed to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous mechanical and environmental requirements.  These materials are sold primarily though fabricators and OEM’s on a worldwide basis.

●
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

●
Power Electronics Solutions: This reporting category includes Curamik Electronics Solutions and Power Distribution Systems.  We now separately report the results of operations for both of these operating segments.

●    Curamik Electronics Solutions

We acquired Curamik in the first quarter of 2011.  Founded in 1983, Curamik is a manufacturer of power electronic substrate products and is headquartered in Eschenbach, Germany.  We believe that Curamik is the global leader for the development and production of direct copper bonded (DCB) ceramic substrate products used in the design of intelligent power management devices, such as Insulated Gate Bipolar Transistor (IGBT) modules.  These devices enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and hybrid electric vehicle drive systems.  Most of Curamik’s products are manufactured using state-of-the-art automated processes in its facility in Eschenbach.

●	Power Distribution Systems

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.  We manufacture power distribution components in Ghent, Belgium and Suzhou, China and Chandler, Arizona, under the RO-LINX POWERCIRCUIT® trade name.  We sell these RO-LINX POWERCIRCUIT® products to manufacturers of high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains) and clean technology applications (e.g. wind turbines, solar farms and electric vehicles).  In the industrial application area, our RO-LINX POWERCIRCUIT® products are utilized in a large variety of variable frequency drives for high to mid power applications.

In the first three quarters of 2011, this segment included our Thermal Management Solutions operating segment, which is now being treated as a discontinued operation as of December 31, 2011 as a result of the shut down of the segment in the fourth quarter of 2011.

Other

Our Other reportable segment consists of elastomer rollers, floats and non-woven material products; as well as our inverter distribution activities.

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

Our inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties that primarily serve the portable communication and automotive markets.  Prior to 2011, this segment included sales of our electroluminescent lamp products, which came to end of life and are no longer produced.

In the fourth quarter of 2010, we sold our 50% interest in Rogers Chan Chung Technologies, Inc. (RCCT) to our partner, Chan Chung Plastics Co., Ltd, effectively ending our remaining interests in the flexible circuit materials market.

All prior periods have been recast accordingly for the new reporting presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

For all periods and amounts presented, reclassifications have been made for discontinued operations.  On December 31, 2011 the thermal management solutions business, which had been a separate operating segment, was discontinued.  See “Note 17 – Discontinued Operations” for further discussion.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates fair value.

Marketable Securities

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of operations.  If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Net realized investment loss” in our consolidated statements of operations.  Except for amounts recorded related to the auction rate securities, we have not recorded any such write down in the years ended December 31, 2011, 2010 and 2009, respectively.  See “Note 2 – Fair Value Measurements” for further discussion on the auction rate securities.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at rates of exchange in effect at each year end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent’s functional currency are made to the income statement as a component of “Other income, net”.  Currency transaction adjustments are reported as income or expense and resulted in a gain of $0.6 million during 2011, a gain of $1.3 million during 2010 and a loss of $0.5 million during 2009.

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

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $14.9 million and $13.0 million at December 31, 2011 and 2010, respectively, are valued by the last-in, first-out (LIFO) method.  These inventories accounted for 23% of total gross inventory for 2011 and 32% of total gross inventory for 2010.  The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (FIFO) costs.

If the inventories valued using the LIFO method had been valued at FIFO costs, they would have been approximately $5.9 million and $5.2 million higher at December 31, 2011 and 2010, respectively.

Inventories consist of the following:

(Dollars in thousands)	December 31, 2011	December 31, 2010

Raw materials	$30,655	$14,979
Work-in-process	14,919	6,422
Finished goods	32,746	26,124
	$78,320	$47,525

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

Goodwill and indefinite lived intangible assets are assessed for impairment by comparing the net book value of a reporting unit to its estimated fair value.  Fair values are typically established using a discounted cash flow methodology.  The determination of discounted cash flows is based on the business’ strategic plans and long-range operating forecasts.  The revenue growth rates included in the plans are management’s best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each segment based on the current cost structure and anticipated cost changes.

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

In late 2004, we determined that it was reasonably prudent, based on facts and circumstances known to us at that time, to perform a formal analysis to determine our potential future liability and related insurance coverage for asbestos-related matters.  The determination to perform this study was made based on several factors, including the growing number of asbestos-related claims and recent settlement history.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the variability of our claims history and consultations with National Economic Research Associates, Inc. (NERA), we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate net asbestos-related contingent liability (i.e., its indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

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

Given the inherent uncertainty in making future projections, we plan to have the projections of current and future asbestos claims periodically re-examined, and we will update them further if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh Risk Consulting’s (Marsh) models, and other relevant factors, such as changes in the tort system.  There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but cannot estimate such excess amounts at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, long-term marketable securities, accounts payable, accrued liabilities and debt approximate fair value based on the maturities of these instruments.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers.  Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base.  We periodically perform credit evaluations on our customers.  At December 31, 2011 and 2010 there was not one customer who accounted for more than ten percent of the total accounts receivable.  We did not experience significant credit losses on customers’ accounts in 2011, 2010, or 2009.

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

Shipping and Handling Charges

Costs that we incur for shipping and handling charges are charged to “Cost of sales” and payments received from our customers for shipping and handling charges are included in “Net sales” on our consolidated statements of operations.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
	2011	2010	2009
Numerator:
Income (loss)	$43,806	$38,321	$(59,137)

Denominator:
Denominator for basic earnings per share –
Weighted-average shares	16,035,882	15,800,913	15,691,579
Effect of stock options	701,829	204,749	-
Denominator for diluted earnings per share –
adjusted weighted-average shares and assumed
conversions	16,737,711	16,005,662	15,691,579

Basic income (loss) per share	$2.73	$2.43	$(3.77)
Diluted income (loss) per share	2.62	2.39	(3.77)

Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share.  Also, for year ended December 31, 2009, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share.

	2011	2010	2009
Anti-dilutive shares excluded	879,604	1,407,865	1,823,287
Dilutive impact due to net loss	-	-	45,118

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

On December 31, 2011 we had outstanding option contracts intended to minimize foreign currency exposures on our consolidated statements of financial position, none of which were designated as hedges. The effects of the contracts in place at the end of 2011 are recorded directly to our statement of income.  In 2011 we also entered into three contracts to minimize the effect of price fluctuations for copper raw material.  All of these contracts were designated as hedges. As of December 31, 2010 and 2009, we had outstanding option contracts used to hedge foreign currency cash flow and balance sheets.  Some of our contracts from 2010 and 2009 were designated as hedges, while others were not.  For those that are not designated as hedges, the effects of these contracts are recorded directly to our statement of income.

Advertising Costs

Advertising is expensed as incurred and amounted to $3.0 million for 2011, $1.4 million for 2010 and $1.4 million for 2009.

Variable-Interest Entities

We had an investment in a variable interest entity (VIE) through the first quarter of 2010, at which time the entity was dissolved.  We had determined that we were not the primary beneficiary and, as such, did not consolidate the entity as of December 31, 2009.  The VIE identified was PLS, a 50% owned joint venture with Mitsui Chemicals, Inc.  The joint venture sold adhesiveless laminates for trace suspension assemblies and was established in October 1999.  Sales of PLS were approximately $15.9 million in 2009.  Our maximum exposure to loss as a result of our involvement with PLS was limited to our equity investment, which was approximately $40,000 at December 31, 2009, and to its outstanding receivables if those amounts were to become uncollectible for various financial reasons, such as insolvency, which amounted to $1.3 million at December 31, 2009.

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

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2011	Level 1	Level 2	Level 3
Auction rate securities	$25,960	$-	$-	$25,960
Foreign currency option contracts	68	-	68	-
Pension assets	120,565	75,227	32,072	13,266
Copper derivative contracts	(377)	-	(377)	-

	Carrying amount as of December 31, 2010	Level 1	Level 2	Level 3
Auction rate securities	$33,778	$-	$-	$33,778
Foreign currency option contracts	1,306	-	1,306	-
Pension assets	125,261	70,097	44,857	10,307

The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.  This asset represents our Richmond, Virginia facility for which we signed an agreement to sell in the first quarter of 2012.  We have written this asset down to the agreed upon sale price less costs to sell.

(Dollars in thousands)	Carrying amount as of December 31, 2011	Level 1	Level 2	Level 3
Asset held for sale	$1,400	$-	$1,400	$-

Auction Rate Securities

As of December 31, 2011, we held approximately $29.5 million of auction rate securities at par which was comprised 96% of student loan-backed auction rate securities and 4% of municipality-backed auction rate securities.  As of December 31, 2010, we held approximately $37.6 million of auction rate securities at par.  At the end of 2007, these securities were classified as available-for-sale and recorded at fair value based on market valuations at that time (Level 1 input in accordance with accounting guidance).  However, in the first quarter of 2008, the markets in which these securities traded became illiquid, causing us to reclassify these securities from a Level 1 input to a Level 3 input, as an active market no longer existed for these securities, and therefore we had to base our valuations on unobservable inputs.  Accordingly, our asset value was determined considering several factors, including an estimated time horizon for redeeming such securities, a discount factor to determine the present value of such securities, as well as the quality of the underlying securities, most of which were backed by investment grade student loans or municipalities.  Our initial valuations utilized a discount period of approximately two years, which represented our best estimates of the time period over which these securities would be redeemed.  However, as 2008 progressed, we determined, based on the market conditions at the time, that the estimated time horizon for redemption of such securities would be greater than two years and, in the fourth quarter of 2008, we adjusted our assumptions for this consideration.

During 2011, approximately $8.1 million of auction rate securities were redeemed, compared to $5.8 million in 2010.  We performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities.  These inputs were chosen based on our current understanding of the expectations of the market and are consistent with the assumptions utilized during our assessment of these securities at year end 2011.  This analysis resulted in an insignificant change in the fair value of our auction rate securities in 2011 and total impairment of $3.5 million on our current portfolio.

Other-than-temporary impairment (“OTTI”) must be recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

When an OTTI of a security has occurred, the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its cost basis. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before the recovery of its cost basis, the other-than-temporary loss should be separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss is recognized in earnings, and as long as the factors above are not met, the remaining amount is recorded in other comprehensive income.

We have concluded that the impairment on the auction rate securities is other-than-temporary and should be separated into two amounts, one amount representing a credit loss for $1.1 million and one amount representing an impairment due to all other factors for $2.7 million.  The credit loss of $1.1 million includes the impact of $0.3 million for a redemption in the third quarter for $3.7 million, which represented 92.6% of the par value.  The credit loss is primarily based on the underlying ratings of the securities.  As described above, we have determined that the amount representing the credit loss on our auction rate securities should be recorded in earnings, while the remaining impairment amount should be recorded in other comprehensive income (loss) in the equity section of our consolidated statements of financial position, as we do not have the intent to sell the impaired investments, nor do we believe that it is more likely than not that we will be required to sell these investments before the recovery of their cost basis.

Additionally, due to our belief that it may take over twelve months for the auction rate securities market to recover, we have classified the auction rate securities as long-term assets, with the exception of securities maturing within 12 months, which we classify as short-term investments.  As of December 31, 2011 all securities were classified as long term. The securities that we hold have maturities ranging from 20 to 36 years.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2010	$33,778
Cash received for redemptions at par	(4,150)
Cash received for redemptions below par	(3,655)
Reported in accumulated other comprehensive loss	183
Reported in earnings	(196)
Balance at December 31, 2011	$25,960

A roll forward of credit losses recognized in earnings is as follows:

(Dollars in thousands)
Credit Losses
Balance at December 31, 2010	$917
Credit losses recorded	278
Reduction in credit losses due to redemptions	(82)
Balance at December 31, 2011	$1,113

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

Foreign Currency and Commodity Option Derivatives

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

Pension Assets

As further discussed in Note 9 “Pension Benefits and Retirement Health and Life Insurance Benefits”, our pension assets are stated at fair value.  There are categories of assets in Level 1, 2 and 3 of the fair value hierarchy.

NOTE 3 – HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income.  This gain or loss is reclassified into earnings in the same line item of the consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.   The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, the ineffective portion, if any, is recognized in the consolidated statements of operations during the current period.

At December 31, 2011, we have two contracts in place to hedge our exposure related to the purchasing of copper at our German subsidiary, Curamik.  These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices.  These two contracts cover our 2012 monthly copper exposure and do qualify for hedge accounting treatment (therefore, any mark-to-market adjustments on this contract are recorded in Other comprehensive income in the equity section of our consolidated statements of financial position).

We also have five contracts related to minimizing our foreign currency exposures on our consolidated statements of financial position.  These contracts do not qualify for hedge accounting treatment, and any mark-to-market adjustments are recorded in our consolidated statements of operations in Other income, net at December 31, 2011.

Notional Values of Foreign Currency Derivatives (in thousands)		Notional Value of Copper Derivatives
Japanese Yen	¥150,000	Copper	70 metric tons
Euro	€799

	The Effect of Derivative Instruments on the Financial Statements for the year ended December 31, 2011		Fair Values of Derivative Instruments as of December 31, 2011
(Dollars in thousands)			Other Assets
Foreign Exchange Option Contracts	Location of loss	Amount of loss	(Liabilities)
Contracts not designated as hedging instruments	Other income, net	$1,064	$68
Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income	377	(377)

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

(Dollars in thousands)

Assets:
Cash	$11,256
Accounts receivable	11,876
Other current assets	1,386
Inventory	12,259
Property, plant & equipment	32,312
Other non-current assets	2,276
Intangible assets	52,354
Goodwill	79,837
Total assets	203,556

Liabilities
Accounts payable	6,053
Other current liabilities	20,427
Deferred tax liability	9,329
Other long-term liabilities	16,666
Total liabilities	52,475

Fair value of net assets acquired	$151,081

For the period ended December 31, 2011, Curamik realized $132.9 million in sales and operating profits of $7.8 million.  In 2010, the unaudited estimated pro-forma combined sales and operating profits for Rogers and Curamik, assuming the entities were combined during that period, would have been $494.1 million and $39.0 million, respectively.

Total costs incurred related to the acquisition were approximately $3.4 million, of which $1.3 million were incurred in the first quarter of 2011 and $2.1 million were incurred in the fourth quarter of 2010.  They are included in “Selling and administrative expenses” on our consolidated statements of operations.

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

Total costs incurred related to the acquisition were approximately $0.9 million in the first quarter of 2010 and are included in “Selling and administrative expenses” on the consolidated statements of operations.

As of the date of the acquisition, we acquired 90% of the equity of Utis and SK Chemical retained a 10% interest.  However, SK Chemical, as part of the acquisition agreement, effectively waived all future economic rights to the activities of the business (i.e. dividends, share of profits and losses).  SK Chemical only has the right to the $3.1 million deferred purchase price that will be paid by us to acquire the remaining 10% of Utis in two years.  Therefore, we have consolidated 100% of the activities of Utis in accordance with applicable accounting guidance.  Operational results were included beginning in the second quarter of 2010.  The deferred purchase price at the date of purchase was recorded at its present value (approximately $2.9 million).  This is classified as a short-term liability on our consolidated statement of financial position.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2011	December 31, 2010

Land	$15,453	$16,122
Buildings and improvements	132,739	110,041
Machinery and equipment	157,430	124,184
Office equipment	26,825	25,465
Equipment in process	13,810	23,871
	346,257	299,683
Accumulated depreciation	(198,075)	(180,879)
Total property, plant and equipment, net	$148,182	$118,804

Depreciation expense was $20.9 million in 2011, $14.6 million in 2010, and $17.2 million in 2009. As part of the acquisition of Curamik in 2011, we acquired a  capital lease. At December 31, 2011 this capital lease was recorded in Property, plant and equipment in our consolidated statements of financial position for $12.1 million, net of accumulated depreciation of $0.4 million.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Definite-lived Intangible Assets

(Dollars in thousands)	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$6,118	$140	$5,978	$2,041	$1,091	$950
Technology	35,769	4,655	31,114	6,423	1,448	4,975
Covenant not-to-compete	956	135	821	1,604	668	936
Customer relationships	19,851	1,315	18,536	4,324	387	3,937
Total other intangible assets	$62,694	$6,245	56,449	$14,392	$3,594	$10,798

Amounts may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense was approximately $5.4 million and $1.1 million in 2011 and 2010.  The expense was minimal for 2009.  The anticipated future amortization expense is $4.2 million, $5.8 million, $5.8 million, $5.6 million and $5.2 million for 2012, 2013, 2014, 2015 and 2016, respectively.

The weighted average amortization period as of December 31, 2011, by intangible asset class, is presented in the table below:

Intangible Asset Class	Average Amortization Period
Trademarks and patents	8.6
Technology	5.7
Covenant not-to-compete	3.4
Customer relationships	9.1
Total other intangible assets	6.9

On January 4, 2011 we acquired Curamik, which contributed $52.3 million of intangible assets and $79.8 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships.  This includes $5.3 million of indefinite-lived intangible assets comprised of trademarks, which are assessed for impairment annually.  The definite-lived intangibles are amortized using an accelerated method of amortization that is based on the projected economic use of the related underlying asset.

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

Goodwill

The changes in the carrying amount of goodwill for the period ending December 31, 2011, by segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik	Power Distribution Systems	Other	Total
December 31, 2010	$22,962	$-	$-	$-	$2,224	$25,186
Curamik acquisition	-	-	79,837	-	-	$79,837
Foreign currency translation adjustment	(365)	-	(2,480)	-	-	$(2,845)
December 31, 2011	$22,597	$-	$77,357	$-	$2,224	$102,178

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES

As of December 31, 2011, we had two joint ventures, each 50% owned, that are accounted for under the equity method of accounting.

Joint Venture	Location	Operating Segment	Fiscal Year-End
Rogers INOAC Corporation	Japan	High Performance Foams	October-31
Rogers INOAC Suzhou Corporation	China	High Performance Foams	December-31

Equity income related to our share of the underlying net income of the joint ventures amounted to $5.5 million, $8.7 million, and $5.5 million for 2011, 2010, and 2009, respectively.  We had commission income from PLS of $0.6 million and $1.8 million for 2010, and 2009, respectively, which is included in “Other income, net” on our consolidated statements of operations.

On March 31, 2010, Rogers and Mitsui Chemicals, Inc., the 50% owners of the PLS, LLC joint venture, entered into an agreement to dissolve the joint venture and to have Rogers assume on that date any outstanding assets and liabilities of PLS, which resulted in a $0.1 million charge recorded as of March 31, 2010.  The parties also agreed that, going forward, all the distribution activity that PLS had previously engaged in would be conducted through Rogers.  Therefore, beginning in the second quarter of 2010, these activities were reported on a gross basis as part of our consolidated results.

In October 2010, we sold our ownership interest in the 50/50 joint venture, Rogers Chang Chun Technology Co., Ltd. (RCCT) to our joint venture partner, Chang Chun Plastics Co., Ltd., for $9.3 million, which resulted in a $3.2 million gain recorded during 2010.

Summarized Information for Joint Ventures:

(Dollars in thousands)	December 31, 2011	December 31, 2010

Current assets	$38,314	$41,429
Noncurrent assets	17,988	19,842
Current liabilities	8,566	10,367
Shareholders’ equity	47,736	50,904

	For the years then ended:
(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009

Net sales	$70,368	$104,570	$95,321
Gross profit	13,638	21,302	16,078
Net income	10,902	17,316	10,924

The effect of sales made between the unconsolidated joint ventures and the Company were appropriately accounted for on a consolidated basis.  Receivables from joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties.

NOTE 8 - INVESTMENT

In the third quarter of 2009, we made a strategic investment of $5.0 million in Solicore, Inc., headquartered in Lakeland, Florida.  Solicore is the world leader for embedded power solutions, offering its patented Flexicon advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices.  Our investment, part of a total of $13.3 million raised by Solicore in that financing round, provides us with a minority equity stake in Solicore and representation on Solicore’s Board of Directors.  We account for this investment under the cost method as we cannot exert significant influence.  We also entered into a joint development agreement with Solicore to develop the next generation of power solution products.  As part of the agreement, we will have the exclusive option to manufacture a significant portion of the products that result from this collaboration, if we so choose.

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

In addition, we sponsor multiple fully insured or self funded medical plans and a fully insured life insurance plan for retirees.  The measurement date for all plans for 2011 and 2010 is December 31, 2011 and 2010, respectively.

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

Defined Benefit Pension Plan and Retiree Medical Plan Amendments

On July 16, 2007, we announced to our employees and retirees that the defined benefit pension plan for non-union employees and the retiree medical plans would be amended effective January 1, 2008.  As of January 1, 2008, newly hired and rehired employees were no longer eligible to participate in the defined benefit pension plan.  However, the amendment to the defined benefit pension plan did not impact the benefits to existing plan participants as of December 30, 2007.  The amendment to the retiree medical plan did not impact the benefits for employees who were age 50 or older as of December 30, 2007, as long as they met certain eligibility requirements.  However, employees who were less than age 50 as of December 30, 2007 were no longer eligible to participate in the retiree medical plan.  This plan amendment resulted in a reduction to the accumulated benefit obligation, which is accounted for as a reduction to prior service cost based on a plan amendment and amortized over the expected remaining service period of the ongoing active plan participants until they became fully eligible, beginning in the third quarter of 2007.

Obligations and Funded Status

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2011	2010	2011	2010
Change in benefit obligation:

Benefit obligation at beginning of year	$157,340	$145,052	$9,149	$9,055
Service cost	3,922	3,563	693	661
Interest cost	8,535	8,345	413	398
Actuarial (gain) loss	30,616	8,824	1,117	(34)
Benefit payments	(6,874)	(8,444)	(877)	(931)
Special termination benefit	176	-	-	-
Benefit obligation at end of year	193,715	157,340	10,495	9,149

Change in plan assets:

Fair value of plan assets at beginning of year	125,261	114,595	-	-
Actual return on plan assets	(2,850)	13,632	-	-
Employer contributions	5,027	5,478	877	931
Benefit payments	(6,873)	(8,444)	(877)	(931)
Fair value of plan assets at end of year	120,565	125,261	-	-
Funded status	$(73,150)	$(32,079)	$(10,495)	$(9,149)

Amounts recognized in the consolidated balance sheets consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2011	2010	2011	2010

Noncurrent assets	$-	$-	$-	$-
Current liabilities	(4,279)	(99)	(1,009)	(1,005)
Noncurrent liabilities	(68,871)	(31,980)	(9,486)	(8,144)
Net amount recognized at end of year	$(73,150)	$(32,079)	$(10,495)	$(9,149)

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2011	2011

Net Actuarial Loss	$82,700	$3,894
Prior Service Cost	2,124	(681)
Net amount recognized at end of year	$84,824	$3,213

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $193.7 million, $172.4 million and $120.6 million, respectively, as of December 31, 2011 and $157.3 million, $141.3 million and $125.3 million, respectively, as of December 31, 2010.

Components of Net Periodic Benefit Cost

				Postretirement Health and
	Pension Benefits			Life Insurance Benefits
(Dollars in thousands)	2011	2010	2009	2011	2010	2009

Service cost	$3,922	$3,563	$3,137	$693	$661	$571
Interest cost	8,535	8,345	8,377	413	398	541
Expected return of plan assets	(10,559)	(9,628)	(8,364)	-	-	-
Amortization of prior service cost	597	600	518	(627)	(626)	(656)
Amortization of net loss	2,331	1,824	2,174	421	329	298
Curtailment charge/(credit)	-	372	114	-	-	(258)
Special termination benefit	176	-	-	-	-	-
Net periodic benefit cost	$5,002	$5,076	$5,956	$900	$762	$496

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $5.5 million and $0.5 million, respectively.  The estimated net loss (gain) and prior service cost for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 million and ($0.5 million).

Weighted-average assumptions used to determine benefit obligations at year end:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2011	2010	2011	2010
Discount rate	4.50%	5.50%	3.50%	4.50%
Rate of compensation increase	4.00%	4.00%	-	-

Weighted-average assumptions used to determine net benefit cost for years ended:
	Pension Benefits		Retirement Health and Life Insurance Benefits
	2011	2010	2011	2010

Discount rate	4.50%	5.50%	3.50%	4.50%
Expected long-term rate of return on plan assets	7.75%	8.50%	-	-
Rate of compensation increase	4.00%	4.00%	-	-

Long-term rate of return on assets - To determine the expected long-term rate of return on plan assets, we review historical and projected portfolio performance, the historical long-term rate of return, and how any change in the allocation of the assets could affect the anticipated returns. Adjustments are made to the projected rate of return if it is deemed necessary based on those factors and other current market trends.

Discount rate - To determine the discount rate, we review current market indices, particularly the Citigroup bond index, to ensure that the rate used in our calculations is consistent and within an acceptable range based on these indices, which reflect current market conditions.  At December 31, 2011, this analysis resulted in a 1.0% decrease to the discount rate from 5.5% at December 31, 2010 to 4.5% at December 31, 2011.

Healthcare cost trend rates - For measurement purposes as of December 31, 2011, we assumed annual healthcare cost trend rates of 7% and 8.5% for covered healthcare benefits for retirees pre-age 65 and post-age 65, respectively.  The rates were assumed to decrease gradually to 5% and 5.5%, respectively, in 2014 and remain at those levels thereafter.  For measurement purposes as of December 31, 2010, we assumed annual healthcare cost trend rates of 8% and 9.5% for covered healthcare benefits for retirees pre-age 65 and post-age 65, respectively.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$91	$(83)
Effect on other postretirement benefit obligations	656	(608)

Plan Assets

Our defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations.  We take into consideration future cash contributions to the plans, as well as mitigating the risk of under performance in the portfolio.  Overall investment risk is partially mitigated by maintaining a diversified portfolio of assets.

Asset allocation target ranges are established to meet our investment objectives.  The expected long-term rate of return on plan assets is based on several factors, including the plans’ asset allocation targets, the historical and projected performance on those asset classes, and on the plans’ current asset composition.  The target allocations for plan assets were approximately 57% equity securities and 43% debt securities for 2011, and these are the target allocations for 2012.

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

The following table presents the fair value of the net assets, by asset category, at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Pooled separate accounts	$32,072	$44,857
Mutual funds	47,255	39,111
Common stock	27,804	30,802
Guaranteed deposit account	13,266	10,307
Interest bearing cash	168	184
Total investments, at fair value	$120,565	$125,261

The following tables sets forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2011 and 2010.

	Assets at Fair Value
	as of December 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Pooled separate accounts	$-	$32,072	$-	$32,072
Mutual funds	47,255	-	-	47,255
Common stock	27,804	-	-	27,804
Guaranteed deposit account	-	-	13,266	13,266
Interest bearing cash	168	-	-	168
Total assets at fair value	$75,227	$32,072	$13,266	$120,565

	Assets at Fair Value
	as of December 31, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Pooled separate accounts	$-	$44,857	$-	$44,857
Mutual funds	39,111	-	-	39,111
Common stock	30,802	-	-	30,802
Guaranteed deposit account	-	-	10,307	10,307
Interest bearing cash	184	-	-	184
Total assets at fair value	$70,097	$44,857	$10,307	$125,261

The table below sets forth a summary of changes in the fair value of the guaranteed deposit account’s Level 3 assets for the year ended December 31, 2011.

(Dollars in thousands)	Guaranteed Deposit Account

Balance at beginning of year	$10,307
Realized gains (losses)	-
Unrealized gains relating to instruments still held at the reporting date	917
Purchases, sales, issuances and settlements (net)	2,042
Transfers in and/or out of Level 3	-
Balance at end of year	$13,266

Cash Flows

Contributions

At the current time, we have met the minimum funding requirements for our qualified defined benefit pension plans and were therefore not required to make a contribution to the plans in 2011 for any past years.  In 2011 and 2010, we made voluntary annual contributions to the pension plans of approximately $5.0 million and $5.5 million, respectively.  As there is no funding requirement for the nonqualified defined benefit pension plans and the Retiree Health and Life Insurance benefit plans, we contributed the amount of benefit payments made during the year consistent with past practices.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans.  The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows.  The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2011.

(Dollars in thousands)
	Pension Benefits	Retiree Health and Life Insurance Benefits

2012	$11,407	$1,008
2013	7,631	967
2014	7,474	951
2015	7,723	954
2016	8,281	967
2017-2021	49,680	4,231

NOTE 10 - EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees.  Employees can defer an amount they choose, up to the yearly IRS limit, which is $16,500 in 2011 and 2010. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations.  Our matching contribution is 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%.  Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $1.7 million in 2011, $1.5 million in 2010 and $1.5 million in 2009, which related solely to our matching contributions.

NOTE 11 - DEBT

Long-Term Debt

On July 13, 2011, we entered into an amended and restated $265 million secured five year credit agreement.  This credit agreement (Amended Credit Agreement) is with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  This Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and effectively increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.

Key features of the Amended Credit Agreement, as compared to the November 23, 2010 credit agreement, include (1) an increase in credit from $165.0 million to $265.0 million with the addition of a $100.0 million term loan; (2) the extension of maturity from November 23, 2014 to July 13, 2016; (3) a 0.25% reduction in  interest costs; (4) an increase in the size of permitted acquisitions from $25.0 million to $100.0 million; and (5) an increase in permitted additional indebtedness from $20.0 million to $120.0 million.

The Amended Credit Agreement provides for the extension of credit in the form of (1) a $100.0 million term loan (which refinances outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and (2) up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement, on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolver portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

Borrowings under the Amended Credit Agreement will bear interest based on one of two options.  Alternate base rate loans will bear interest that includes a base reference rate plus a spread of 0.75% - 1.5% basis points, depending on our leverage ratio.  The base reference rate will be the greater of the (1) prime rate; (2) federal funds effective rate plus 50 basis points; and (3) adjusted 1-month London interbank offered (“LIBO”) rate plus 1.0% basis points.  Eurocurrency loans will bear interest based on the adjusted LIBO rate plus a spread of 1.75% - 2.5% basis points, depending on our leverage ratio.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.

In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate payments due are as follows:

2011	$2.50 million
2012	$7.50 million
2013	$12.5 million
2014	$17.5 million
2015	$35.0 million
2016	$25.0 million

We capitalized an additional $0.7 million of debt issuance costs in the third quarter of 2011 related to the amendment of the credit agreement, for a total of $2.3 million of debt issuance costs capitalized, which will be ratably amortized over the five year life of the Amended Credit Agreement from 2011 to 2016.

The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including, but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

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

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  In 2011, we made principal payments of $22.5 million.  As of December 31, 2011our outstanding debt related to this Amended Credit Agreement consists of $97.5 million of term loan debt, in addition to a drawing of $25 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, with any balance due and payable at the agreement's expiration. We are in compliance with all financial and other covenants as of December 31, 2011.

In addition, at December 31, 2011 we had the following standby letters of credit (LOC) and guarantees that were backed by the Amended Credit Agreement:

•	$1.1 million letter of credit to guarantee Rogers workers compensation plan;
•	$0.2 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Shanghai); and
•	$1.9 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOCs as of December 31, 2011 or 2010.

Interest

We incurred interest expense on the borrowing of $3.8 million during 2011 and incurred an unused commitment fee of approximately $0.2 million during 2011.  There were no interest charges in 2010, and the unused commitment fee under the former credit agreement with RBS Citizens was approximately $0.2 million in 2010.  Cash paid for interest was $4.2 million for 2011.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We have the option to buy out the lease in 2013 or in 2021, upon its expiration.  The total obligation recorded for the lease as of December 31, 2011 is $9.2 million.  Amortization of such capital lease is included within depreciation expense.

NOTE 12 - INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2011	2010	2009
Domestic	$8,581	$5,717	$(28,819)
International	46,507	38,331	12,431
Total	$55,088	$44,048	$(16,388)

The income tax expense (benefit) in the consolidated statements of income consists of:

(Dollars in thousands)	Current	Deferred	Total
2011
Domestic	$1,927	$(828)	$1,099
International	12,080	(1,897)	10,183
Total	$14,007	$(2,725)	$11,282

2010
Domestic	$7,890	$(9,528)	$(1,638)
International	6,218	1,147	7,365
Total	$14,108	$(8,381)	$5,727

2009
Domestic	$(4,042)	$43,902	$39,860
International	3,356	(5,698)	(2,342)
State	11	5,220	5,231
Total	$(675)	$43,424	$42,749

Deferred tax assets and liabilities as of December 31, 2011 and 2010, are comprised of the following:

(Dollars in thousands)
	2011	2010
Deferred tax assets
Accrued employee benefits and compensation	$13,124	$10,770
Postretirement benefit obligations	28,923	14,409
Tax credit carryforwards	16,142	14,666
Reserves and accruals	4,097	3,912
Depreciation and amortization	17,276	17,586
Other	2,143	2,356
Total deferred tax assets	81,705	63,699
Less deferred tax asset valuation allowance	(59,442)	(45,087)
Total deferred tax assets, net of valuation allowance	22,263	18,612
Deferred tax liabilities
Investment in joint ventures, net	2,265	676
Depreciation and amortization	16,614	7,647
Other	380	422
Total deferred tax liabilities	19,259	8,745
Net deferred tax asset	$3,004	$9,867

We currently have approximately $13.4 million of foreign tax credits that begin to expire in 2019, $3.4 million of research and development credits that begin to expire in 2026, and $0.5 million of minimum tax credits that can be carried forward indefinitely.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2011 that the use of which was postponed by tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  Those deferred tax assets include foreign tax credits of $1.2 million.  Equity will be increased by $1.2 million if and when such deferred tax assets are ultimately realized.  There were no tax benefits from the exercise of stock options in 2010 or 2009.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes.  The reasons for this difference are as follows:

(Dollars in thousands)	2011	2010	2009

Tax expense at Federal statutory income tax rate	$19,281	$15,417	$(5,736)
International tax rate differential	(4,619)	(4,654)	(6,097)
Foreign source income, net of tax credits	(1,021)	3,487	(817)
General business credits	(831)	(775)	(485)
Valuation allowance change	(1,989)	(8,811)	55,981
Acquisition related expenses	-	974	-
Other	461	89	(97)
Income tax expense	$11,282	$5,727	$42,749

Our tax holiday on the earnings of our subsidiaries in China expired at the end of 2011.  Under the business license agreement granted to Rogers Technologies (Suzhou) Company (RSZ), a wholly-owned subsidiary of ours, the first two years of cumulatively profitable operations were taxed at a zero percent tax rate followed by a reduced tax rate in subsequent years that gradually increased to the 25% full rate of tax beginning in 2012. In 2011, RSZ reported pretax income of $17.9 million, which was subject to a tax rate of 24%. In 2010, RSZ reported pretax income of $18.1 million, which was subject to a tax rate of 22%. In 2009, RSZ reported pretax income of $4.6 million, which was subject to a tax rate of 10%.  Under the business license agreement granted to Rogers (Shanghai) International Trading Company Ltd. (RSH), also a wholly-owned subsidiary of ours, RSH was subject to a reduced rate of tax that gradually increased to the 25% full rate of tax beginning in 2012. In 2011, RSH reported pretax income of $2.4 million which was subject to a tax rate of 24%. In 2010, RSH reported pretax income of $4.8 million which was subject to a tax rate of 22%.  In 2009, RSH reported pretax income of $1.9 million which was subject to a tax rate of 20%.

We had a valuation allowance of $59.4 million and $45.1 million, at December 31, 2011 and December 31, 2010, respectively, against certain of our U.S. deferred tax assets.  The increase in the valuation allowance is primarily due to changes in timing differences which give rise to the U.S. deferred tax assets.  A valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of our deferred tax assets is more likely than not.  In determining the need for a valuation allowance, we assess the available positive and negative evidence as well as consider available tax planning strategies.  In 2010, we developed a tax planning strategy that would allow us to recognize certain deferred tax assets, resulting in a reduction of our valuation allowance.  We believe that this strategy is reasonable, prudent, and feasible, and we will implement this strategy, if need be, to ensure that this portion of our deferred tax asset does not expire.

In both 2011 and 2010, we have concluded that the negative evidence outweighs the positive evidence due to cumulative losses incurred.  As the realization of deferred taxes is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment, we concluded that given the weight of both positive and negative evidence, a valuation allowance should be placed against the remaining portion of our U.S. deferred tax assets, for which there is neither a tax planning strategy nor other source of taxable income against which it would offset.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.  Furthermore, if objective negative evidence in the form of recent cumulative losses is no longer present, additional weight may be given to subjective evidence such as our projections for future taxable income.

Through December 31, 2011, we have not paid U.S. income taxes on approximately $120.4 million of unremitted foreign earnings because substantially all such earnings are intended to be reinvested indefinitely outside the U.S. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the U.S.

Income taxes paid, net of refunds, were $17.1 million, $4.6 million, and $1.1 million, in 2011, 2010, and 2009, respectively.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the years ending December 31, 2011, and December 31, 2010, is as follows:

(Dollars in thousands)	2011	2010
Beginning balance	$14,331	$7,585
Gross increases - tax positions in prior period	-	7,024
Gross decreases - tax positions in prior period	-	(407)
Gross increases - current period tax positions	1,458	1,427
Acquisitions/disposals	1,942	-
Foreign currency exchange	(50)	-
Lapse of statute of limitations	(1,548)	(1,298)
Ending balance	$16,133	$14,331

If the December 31, 2011 balance of $16.1 million is recognized, approximately $8.9 million would decrease the effective tax rate in the period in which each of the benefits is recognized.  The remaining amount would be offset by the reversal of related deferred tax assets.  Excluded from the balance above is $0.7 million at both December 31, 2011 and 2010 which were presented in the balance sheet as a direct offset to the corresponding deferred tax asset.  At December 31, 2011 and 2010 we had accrued potential interest and penalties of approximately $1.5 million and $1.0 million, respectively.  The potential interest and penalties are included as a component of income tax expense.  It is reasonably possible that between $0.5 million and $1.5 million of our currently unrecognized tax benefits may be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions.  Our tax years from 2008 through 2011 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2008.

NOTE 13 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income (Loss)

Accumulated balances related to each component of accumulated other comprehensive income (loss) are as follows:

(Dollars in thousands)	December 31, 2011	December 31, 2010

Foreign currency translation adjustments, net of tax	$5,875	$12,507
Funded status of pension plans and other post retirement benefits, net of tax	(67,239)	(24,996)
Unrealized loss on marketable securities, net of tax	(1,168)	(1,058)
Unrealized gain (loss) on derivative instruments, net of tax	(270)	-
Accumulated other comprehensive income (loss)	$(62,802)	$(13,547)

Capital Stock and Equity Compensation Awards

Under the Rogers Corporation 2009 Long-Term Equity Compensation Plan, we may grant stock options to officers, directors, and other key employees at exercise prices that are at least equal to the fair market value of our stock on the date of grant. Under our older plans, stock options to officers, directors, and other key employees could be granted at exercise prices that were as low as 50% of the fair market value of our stock as of the date of grant.  However, in terms of these older plans, virtually all such options were granted at exercise prices equal to the fair market value of our stock as of the date of grant. With shareholder approval of the Rogers Corporation 2009 Long-Term Equity Compensation Plan, no new equity awards will be granted from our older plans.  Regular options granted to employees in the United States generally become exercisable over a four-year period from the grant date and expire ten years after such grant.  Stock option grants were also made to non-management directors, on a semi-annual basis, with the last of such grants being made in June 2008.

Beginning in December 2008, each non-management director was awarded deferred stock units instead of stock options.  Such deferred stock units permit non-management directors to receive, at a later date, one share of Rogers stock for each deferred stock unit with no payment of any consideration by the director at the time the shares are received.  For director stock options, the exercise price was equal to the fair market value of our stock as of the grant date, are immediately exercisable, and expire ten years after the date of grant. Our 2005 Equity Compensation Plan and our 2009 Long-Term Equity Compensation Plan also permit the granting of restricted stock and certain other forms of equity awards to officers and other key employees, although, as mentioned above, no new equity awards are being made pursuant to the 2005 plan.  Stock grants in lieu of cash compensation are also made to non-management directors and the Stock Acquisition Program, approved in 2009, is now being used for such grants if a non-management director chooses to receive Rogers stock in lieu of cash compensation.

Bruce D. Hoechner, President and Chief Executive Officer, was granted three equity awards when he joined as our new President and Chief Executive Officer in October of 2011.  This consisted of two time-based restricted stock unit awards with different vesting schedules and a non-qualified stock option award.  The Board of Directors (including a majority of its independent directors) approved these equity inducement awards in reliance on an employment inducement exception to shareholder approval provided for in the New York Stock Exchange governance rules.

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2011	December 31, 2010

Stock acquisition program	120,883	120,883
Stock options and restricted stock	2,892,809	2,898,871
Rogers Employee Savings and Investment Plan	205,908	193,126
Rogers Corporation Global Stock Ownership Plan for Employees	227,050	254,490
Deferred compensation to be paid in stock	48,247	53,971
Total	3,494,897	3,521,341

Each outstanding share of Rogers capital (common) stock has attached to it a stock purchase right.  One stock purchase right entitles the holder to buy one share of Rogers capital (common) stock at an exercise price of $240.00 per share.  The rights become exercisable only under certain circumstances related to a person or group acquiring or offering to acquire a substantial block of Rogers capital (common) stock.  In certain circumstances, holders may acquire Rogers stock, or in some cases the stock of an acquiring entity, with a value equal to twice the exercise price.  The rights expire on March 30, 2017, but may be exchanged or redeemed earlier.  If such rights are redeemed, the redemption price would be $0.01 per right.

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

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted in 2011, 2010 and 2009 were calculated using the following weighted average assumptions:

	December 31, 2011	December 31, 2010	December 30, 2009
Options granted	131,750	340,150	356,375
Weighted average exercise price	$46.29	$24.26	$23.59
Weighted-average grant date fair value	21.08	11.40	9.62
Assumptions:
Expected volatility	46.92%	45.41%	47.37%
Expected term (in years)	5.6	5.9	5.9
Risk-free interest rate	2.13%	3.12%	2.79%
Expected dividend yield	-	-	-

Expected volatility – In determining expected volatility, we have considered a number of factors, including historical volatility and implied volatility.

Expected term – We use historical employee exercise data to estimate the expected term assumption for the Black-Scholes valuation.

Risk-free interest rate – We use the yield on zero-coupon U.S. Treasury securities for a period commensurate with the expected term assumption as the risk-free interest rate.

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

A summary of the activity under our stock option plans as of December 31, 2011 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	2,626,371	$36.63
Options granted	131,750	46.29
Options exercised	(329,964)	33.61
Options cancelled	(26,348)	30.77
Options outstanding at December 31, 2011	2,401,809	37.54	5.0	$12,195,931
Options exercisable at December 31, 2011	1,609,982	42.10	3.7	4,207,635
Options vested or expected to vest at December 31, 2011 *	2,378,054	37.63	5.0	11,956,282

*
In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2011 and 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $4.1 million and $0.1 million, respectively.  The total amount of cash received from the exercise of these options was $11.1 million and $0.8 million, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2011 and 2010 was approximately $3.6 million and $4.0 million, respectively.

As of December 31, 2011, there was $2.9 million of total unrecognized compensation cost related to unvested stock option awards.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

We recognized $3.6 million and $4.0 million of compensation expense related to stock options for the years ended December 31, 2011 and December 31, 2010, respectively.

A summary of activity under the stock options plans for the fiscal years ended 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock Options
Outstanding at beginning of year	2,626,371	$36.63	2,401,318	$38.40	2,184,878	$40.11
Granted	131,750	46.29	340,150	24.26	356,375	23.59
Exercised	(329,964)	33.61	(30,675)	31.33	(61,620)	17.51
Cancelled	(26,348)	30.77	(84,422)	38.92	(78,315)	35.29
Outstanding at year-end	2,401,809	37.54	2,626,371	36.63	2,401,318	38.40
Options exercisable at end of year	1,609,982		1,674,979		1,586,720

Restricted Stock

In 2006, we began granting restricted stock to certain key executives.  The restricted stock granted is either time-based or performance-based.  The performance-based grants award shares of common stock of the Company at the end of a three-year measurement period.  Awards associated with this program granted in 2008 cliff vested at the end of the three-year period and eligible participants were eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with earnings per share.  The 2008 grant did not meet performance measures and there was no payout.  The 2009, 2010 and 2011 grants cliff vest at the end of their respective three-year periods, except for awards granted to those individuals who are retirement eligible during the grant period, which are subject to accelerated vesting as the award is earned over the course of the grant (i.e. a pro-rata payout occurs upon retirement).  Eligible participants can be awarded shares ranging from 0% to 200% of the original award amount, based on defined performance measures associated with a combined measure using earnings per share, net sales and free cash flow.  In 2011, we granted 20,630 performance-based restricted stock awards.

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

We also grant time-based restricted stock awards to certain key employees.  In 2011, we granted 84,667 time-based restricted stock awards, which cliff vest at the end of a three-year period.  We recognize compensation expense on these awards ratably over the vesting period, or on an accelerated basis if the recipient is retirement eligible at the time of grant.  The fair value of the award will be determined based on the market value of the underlying stock price at the grant date.

A summary of activity under the restricted stock plans for the fiscal years ended 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Non-vested shares outstanding at beginning of year	117,750	100,900	78,950
Awards granted	105,297	37,350	46,250
Awards issued	-	-	(24,300)
Awards expired	(34,610)	(20,500)	-
Non-vested shares outstanding at year end	188,437	117,750	100,900

As of the first quarter of 2011, the restricted stock granted in 2008 was forfeited, due to the performance target not being reached that was required for vesting of this grant.

We recognized $3.3 million and $1.4 million of compensation expense related to restricted stock for the years ended December 31, 2011 and 2010, respectively.  The 2011 expense represents an 97% projected payout for the 2009 performance-based grants, and a projected payout of 200% for the performance-based awards granted in 2010 and 2011, respectively.  The 2010 expense represented no projected payout for the 2008 performance-based grants, and a projected payout of 67% and 200% for the performance-based awards granted in 2009 and 2010, respectively.

As of December 31, 2011, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

	2011	2010	2009
Awards outstanding at beginning of year	30,250	41,200	13,200
Awards granted	16,650	25,100	28,000
Stock issued	(19,550)	(36,050)	-
Awards outstanding at year end	27,350	30,250	41,200

For the years ended December 31, 2011 and 2010, we recognized compensation expense of $0.7 million related to deferred stock units in each year.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at 85% of the fair market value.  The ESPP has two six-month offering periods per year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the respective period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each respective period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the respective plan period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.5 million of compensation expense associated with the plan in each of the years ended December 31, 2011 and 2010.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

Our principal noncancellable operating lease obligations are for building space and vehicles.  The leases generally provide that we pay maintenance costs. The lease periods typically range from one to five years and include purchase or renewal provisions.  We also have leases that are cancellable with minimal notice.  Lease expense associated with our operating leases, was $3.2 million in 2011, $3.1 million in 2010, and $2.2 million in 2009.  We also have a capital lease on our manufacturing facility in Eschenbach, Germany.  Lease payments for the capital lease were $1.7 million in 2011.

Future minimum lease payments under noncancellable operating leases at December 31, 2011, in the aggregate, are $8.9 million.  Of this amount, annual minimum payments are $2.7 million, $2.2 million, $1.0 million, $0.7 million and $0.7 million for years 2012 through 2016, respectively.

Future minimum lease payments under our capital lease at December 31, 2011 are $9.2 million.  Of this amount, annual minimum payments are $1.6 million, $1.4 million, $0.8 million, $0.8 million and $0.8 million for years 2012 through 2016, respectively.

Environmental Activities and General Litigation

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in two active cases involving two waste disposal sites.

Chatham Superfund Site - Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, or the timing and extent of remedial action that may be required by governmental authorities.  It is also not possible to estimate the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17 million to $24 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of December 31, 2011, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

Omega Chemical Superfund Site - In the fourth quarter of 2011, the United States Environmental Protection Agency (EPA) notified us that we are a PRP for the cleanup of the Omega Chemical Corporation Superfund Site in Los Angeles County, California.  Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, or the timing and extent of remedial action that may be required by governmental authorities. It is also not possible to estimate the amount of our liability, if any, alone or in relation to that of any other PRPs.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination in the soil beneath a section of cement flooring at our Woodstock, Connecticut facility.  In 2000, the majority of the clean-up efforts were completed, and a small amount of residual soil contamination remained.  In 2011, after several discussions and proposals with the CT DEEP, we agreed to install a pump and treat system to alleviate further contamination of the ground water.  Since inception, we have spent approximately $2.5 million in remediation and monitoring costs related to the PCB soil contamination at this site.  We anticipate future costs related to the ground water contamination issue to be de minimis and related to the continued use and maintenance of the pump and treat system now in place at the site.
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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2011, there were 242 pending claims compared to 194 pending claims at December 31, 2010.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 242 claims pending as of  December 31, 2011,  68 claims do not specify the amount of damages sought,  171 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20 million each; one (1) claim alleges compensatory damages of $65 million and punitive damages of $60 million and one (1) claim alleges compensatory and punitive damages of $1 million each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.    The number of lawsuits filed against us in 2011 is significantly higher than in 2010.  It is too early to be able to determine if this is a meaningful trend.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the year ended December 31, 2011, we were able to have 120 claims dismissed and settled 8 claims.  For the year ended December 31, 2010, 162 claims were dismissed and 21 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $8.1 million in 2011, compared to $6.8 million in 2010.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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

National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them further updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims.  Based on the assumptions employed by and the report prepared by NERA and other variables, NERA and Marsh updated their respective analyses for year end 2011 and the estimated liability and estimated insurance recovery, for the five-year period through 2016, is $28.8 million and $28.4 million, respectively.  As of December 31, 2010, the estimated liability and estimated insurance recovery, for the five-year period through 2015, was $29.7 million and $29.3 million respectively.

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

There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized.  We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amount cannot be reasonably estimated at this time.  We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this matter.

Other Environmental and General Litigation

•
In 2005, we began to market our manufacturing facility in Windham, Connecticut to find potential interested buyers.  This facility was formerly the location for the manufacturing operations of our elastomer component and float products prior to the relocation of these operations to Suzhou, China in the fall of 2004.  As part of our due diligence in preparing the site for sale, we determined that there were several environmental issues at the site and determined it was in our best interests to voluntarily remediate these issues, which resulted in approximately $0.2 million of charges to complete the remediation activities that were completed in 2008.  During 2009, we entered into the post-remediation monitoring period, which has now been completed and the CT DEEP has concluded that no further remediation work is required at the site.

•
On May 16, 2007, CalAmp Corp. (CalAmp) filed a lawsuit against us for unspecified damages in response to a product liability issue related to our printed circuit material products.  During the second quarter of 2008, CalAmp responded to discovery requests in the litigation and stated that its then current estimated total damages were $82.9 million. In the lawsuit, which was filed in the United States District Court, Central District of California, CalAmp alleged performance issues with certain printed circuit board laminate materials we had provided for use in certain of its products.  In the first quarter of 2009 this lawsuit was settled for $9.0 million. The settlement was reached through mediation mandated by the United States District Court for the Central District of California.  Both parties acknowledged that Rogers admitted no wrongdoing or liability for any claim made by CalAmp. We agreed to settle this litigation solely to avoid the time, expense and inconvenience of continued litigation.  Under the settlement reached through mediation mandated by the U.S. District Court for the Central District of California, we paid CalAmp the $9.0 million settlement amount in January 2009.  We had accrued $0.9 million related to this lawsuit in 2007 and recorded an additional $8.1 million in the fourth quarter of 2008.  Legal and other costs related to this lawsuit were approximately $1.8 million in 2008.  In February 2009, subsequent to the settlement with CalAmp, we reached an agreement with our primary level insurance carrier to recover costs associated with a portion of the settlement ($1.0 million) as well as certain legal fees and other defense costs associated with the lawsuit (approximately $1.0 million).  Payment for these amounts was received in the first quarter of 2009.  On February 6, 2009, we filed suit in the United States District Court for the District of Massachusetts against Fireman’s Fund Insurance Company, our excess level insurance carrier, seeking to collect the remaining $8.0 million of the settlement amount.  In December 2010, we settled the suit filed against Fireman’s Fund Insurance Company and received a payment of $2.5 million.  This was recorded in operating income and as an operating activity in the Consolidated Financial Statements in Item 8 of this Form 10-K.

•
In the second quarter of 2010, the CT DEEP identified us as a PRP at a disposal site in Killingly, Connecticut.  We have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement.  Based on the facts and circumstances known to us at the present time, we are unable to estimate the probability or amount of any potential costs associated with this matter.  As such, no reserve has been established at this time.

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

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

In the first quarter of 2011, as a result of our acquisition of Curamik and the manner in which we manage our business, we determined that it was appropriate to adjust our segment reporting structure.

Our previous reporting structure was comprised of three business categories – Core Strategic, Development Stage, and Other.  Our new structure eliminates the Development Stage category and expands the Core Strategic category, as shown in the below table:

Old Structure	New Structure

Core Strategic	Core Strategic
High Performance Foams	High Performance Foams
Printed Circuit Materials	Printed Circuit Materials
Power Distribution Systems	Power Electronics Solutions
Development Stage	Curamik Electronics Solutions
Custom Electrical Components	Power Distribution Systems
Other	Other

In the new structure, we created a new category called “Power Electronics Solutions”, which is comprised of two operating segments – Curamik Electronics Solutions (CES) and Power Distribution Systems (PDS).  Since the first quarter of 2011, we will now separately report the results of operations for each of these segments.  We also eliminated the Development Stage category, as the Custom Electrical Components (CEC) segment is now aggregated in the “Other” reportable segment.  Management concluded that the development activities at the CEC segment were not gaining traction in the market and, therefore, ended the development efforts associated with the segment.  During the fourth quarter of 2011, we also ended operations at our Thermal Management Solutions (TMS) operating segment.  This segment will be treated as a discontinued operation for reporting purposes.  This new structure aligns our reporting with management’s current view of the business, particularly as we work to further penetrate our core target mega trend markets.

Core Strategic

•
High Performance Foams:  This operating segment consists of polyurethane and silicone foam products, which includes two joint ventures that manufacture products consisting primarily of high performance urethane and silicone foams.  These foams are designed to perform to predetermined specifications where combinations of properties are needed to satisfy rigorous mechanical and environmental requirements.  These materials are sold primarily though fabricators and OEM’s on a worldwide basis.

•
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

•
Power Electronics Solutions: This category includes Curamik Electronics Solutions and Power Distribution Systems.  We now separately report the results of operations for both of these operating segments.

•    Curamik Electronics Solutions

We acquired Curamik in the first quarter of 2011.  Founded in 1983, Curamik is a manufacturer of power electronic substrate products and is headquartered in Eschenbach, Germany.  We believe that Curamik is the global leader for the development and production of direct copper bonded (DCB) ceramic substrate products used in the design of intelligent power management devices, such as Insulated Gate Bipolar Transistor (IGBT) modules.  These devices enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and hybrid electric vehicle drive systems.  Most of Curamik’s products are manufactured using state-of-the-art automated processes in its facility in Eschenbach.

•	Power Distribution Systems

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.  We manufacture power distribution components in Ghent, Belgium and Suzhou, China and Chandler, Arizona, under the RO-LINX POWERCIRCUIT® trade name.  We sell these RO-LINX POWERCIRCUIT® products to manufacturers of high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains) and clean technology applications (e.g. wind turbines, solar farms and electric vehicles).  In the industrial application area, our RO-LINX POWERCIRCUIT® products are utilized in a large variety of variable frequency drives for high to mid power applications.

In the first three quarters of 2011, this segment included our Thermal Management Solutions operating segment, which is now being treated as a discontinued operation as of December 31, 2011 as a result of the shut down of the segment in the fourth quarter of 2011.

Other

Our Other reportable segment consists of elastomer rollers, floats and non-woven material products; as well as our inverter distribution activities.

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

Our inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties that primarily serve the portable communication and automotive markets.  Prior to 2011, this segment included sales of our electroluminescent lamp (EL) products, which came to end of life and are no longer produced.

In the fourth quarter of 2010, we sold our 50% interest in Rogers Chang Chun Technologies, Inc. (RCCT) to our partner, Chang Chun Plastics Co., Ltd, effectively ending our remaining interests in the flexible circuit materials market.

All prior periods have been recast accordingly for the new reporting presentation.

Segment Information

(Dollars in thousands)
	High Performance Foams	Printed Circuit Materials	Curamik Electronic Solutions	Power Distribution Systems	Other	Total
2011
Net sales	$177,645	$166,424	$132,891	$47,343	$28,847	$553,150
Operating income (loss)	28,280	11,127	7,842	3,478	2,076	52,803
Total assets	192,829	123,883	265,346	73,072	22,448	677,578
Capital expenditures	5,325	5,901	7,018	2,344	728	21,316
Depreciation & amortization	7,873	6,348	9,126	1,863	1,098	26,308
Investment in unconsolidated joint ventures	23,868	-	-	-	-	23,868
Equity income (loss) in unconsolidated joint ventures	5,451	-	-	-	-	5,451

2010
Net sales	$149,671	$141,055	$-	$42,059	$45,416	$378,201
Operating income (loss)	17,378	10,951	-	2,873	20	31,222
Total assets	217,335	140,667	-	80,894	44,418	483,314
Capital expenditures	3,679	5,825	-	1,605	1,132	12,241
Depreciation & amortization	6,705	2,793	-	5,301	901	15,700
Investment in unconsolidated joint ventures	25,452	-	-	-	-	25,452
Equity income (loss) in unconsolidated joint ventures	7,746	-	-	-	912	8,658

2009
Net sales	$104,824	$112,917	$-	$40,293	$33,563	$291,597
Operating income (loss)	5,054	250	-	3,172	(34,303)	(25,827)
Total assets	159,816	118,517	-	94,291	33,444	406,068
Capital expenditures	3,093	7,214	-	1,332	448	12,087
Depreciation & amortization	6,660	2,663	-	5,659	2,230	17,212
Investment in unconsolidated joint ventures	26,052	40	-	-	7,876	33,968
Equity income (loss) in unconsolidated joint ventures	5,756	-	-	-	(294)	5,462

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2011	2010	2009	2011	2010

United States	$112,774	$110,511	$79,967	$65,432	$63,325
Asia	272,622	180,962	136,563	177,196	66,349
Europe	154,534	72,507	62,920	64,181	25,114
Other	13,220	14,221	12,147	-	-
Total	$553,150	$378,201	$291,597	$306,809	$154,788

(1) Net sales are allocated to countries based on the location of the customer.
(2) Long-lived assets are based on the location of the asset and are comprised of goodwill and other intangibles and property, plant and equipment.

NOTE 16 - RESTRUCTURING / IMPAIRMENT CHARGES

The following table summarizes the restructuring and impairment charges recorded in income from continuing operations for each of the fiscal years in the three year period ended December 31, 2011:

(Dollars in thousands)
	2011	2010	2009
Inventory charges (1)
Printed Circuit Materials	$-	$-	$380
Other	-	-	430
	-	-	810
Property, plant and equipment charges (2)
High Performance Foams	441	-	559
Printed Circuit Materials	-	-	800
Other	-	-	16,382
	441	-	17,741

Severance (3)	-	-	4,920
Total charges	$441	$-	$23,471

(1)	These amounts were included in cost of sales on our consolidated statements of operations.
(2)	These amounts are included in restructuring and impairment charges on our consolidated statements of operations.
(3)	These amounts have been included in restructuring and impairment charges on our consolidated statements of operations.

2011

In the first quarter of 2012, we signed an agreement to sell our facility in Richmond, Virginia for $1.5 million.  We acquired this facility as part of the acquisition of MTI Global Inc. and subsequently moved operations from Richmond to our High Performance Foams manufacturing facility in Carol Stream, Illinois, so the facility has been vacant and classified as held for sale since 2009.  This facility had a book value of approximately $1.8 million prior to the signing of the agreement, and we recorded an impairment charge of approximately $0.4 million as of December 31, 2011, which represents the write down to the selling price less approximately $0.1 million of estimated selling costs.  We expect the transaction to close in the second quarter of 2012.

2009

During 2009, we recorded approximately $23.5 million in restructuring and impairment charges (of which $0.8 million was recorded in “Cost of Sales” on our consolidated statements of operations).  The restructuring and impairment charges were comprised of the following:

•
$17.7 million in charges related to the impairment of certain long-lived assets in the following operating segments: Other, for the business of Flexible Circuit Materials ($7.7 million) and the business of Custom Electrical Components ($8.6 million), High Performance Foams ($0.6 million) and Printed Circuit Materials ($0.8 million); and

•	$4.9 million in severance related to a global workforce reduction; and
•
$0.8 million in charges related to additional inventory reserves related to the restructuring of our Custom Electrical Components and Flexible Circuit Materials operating segments, which was recorded in “Cost of sales” on our consolidated statements of operations.

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

We also recorded an impairment charge on a building located in Suzhou, China that was built to support our flexible circuit materials business in the Asian marketplace.  The impairment charge was reported in the “Restructuring and impairment” line item in our consolidated statements of operations.  In the first quarter of 2011 we sold this building.

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

These charges were reported in our Other reportable segment.

•	Custom Electrical Components

Over the past few years, our Custom Electrical Components (CEC) electroluminescent (EL) lamp business has steadily declined as new technologies have emerged to replace these lamps in cell phone and other related applications.  In the second quarter of 2007, we took initial steps to restructure the CEC business for this decline, as we shifted the majority of manufacturing to our China facility and recorded impairment charges on certain U.S. based assets.  Since that time, we have continued to produce EL lamps out of our China facility at gradually declining volumes and our management team has initiated efforts to develop new product applications using our screen printing technology.  Our initial forecasts indicated the potential for new applications to go to market in the second half of 2009; however, we had not successfully developed any new applications that would generate material cash flows in the future.  We concluded that this situation, plus the fact that our EL lamp production was primarily limited to automotive applications as there were no longer material sales into the handheld market as of the second quarter of 2009, was an indicator of impairment.   The resulting analysis concluded that these assets should be treated as “abandoned”, as they are not in use and we did not anticipate the assets being placed in use in the near future.  As such, these assets were written down to their current fair value, which in this case approximates salvage value as there is not a readily available market for these assets since the technology is becoming obsolete.  Therefore, we recorded an impairment charge of approximately $4.6 million related to these assets, resulting in a remaining book value of approximately $0.7 million.  This charge is reported in the “Restructuring and impairment” line item in our consolidated statement of operations.

Further, as a result of reaching end of life on certain handheld applications, we recorded additional inventory reserves of approximately $0.4 million, as this inventory no longer had any value or future use.  This charge was reported as part of “Cost of sales” in our consolidated statements of operations.

During the fourth quarter of 2009, as a result of the continued decline in the CEC business, as described above, we made the decision to market for sale the CEC facility located in Chandler, Arizona.  As a result of this decision, the fair value of the building was appraised at approximately $7.1 million, resulting in an impairment charge of $4.0 million.  This charge was reported in the “Restructuring and impairment” line item in our consolidated statement of operations.  The building does not meet the definition of an asset-held-for-sale, per the relevant accounting guidance, and therefore it will continue to be classified as “Property, plant and equipment” on our consolidated statement of financial position at December 31, 2011 and 2010.

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

In the first half of 2009, we announced certain cost reduction initiatives that included a workforce reduction and a significant reduction in our operating and overhead expenses in an effort to better align our cost structure with the lower sales volumes experienced at the end of 2008 and in 2009.  As a result, we recognized approximately $4.7 million in severance charges in 2009, and paid out approximately $3.8 million in severance during 2009.

A summary of the activity in the severance accrual as of December 31, 2010 is as follows:

(Dollars in thousands)
Balance at December 31, 2010	$1,088
Provisions	-
Payments	(1,088)
Balance at December 31, 2011	$-

These charges were included in the “Restructuring and impairment charges” line item on our consolidated statements of operations and were reported across all segments.

NOTE 17 - DISCONTINUED OPERATIONS

In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations in the last few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to end operations rather than invest further.  In the fourth quarter of 2011, we recorded an impairment charge of $1.3 million, related to this discontinued operation, which is recorded as part of the loss from discontinued operations in the accompanying consolidated statements of operations .  For the fiscal years 2011, 2010 and 2009, respectively, $6.8 million, $3.8 million, and $3.7 million of operating losses, net of tax, have been reflected as discontinued operations in the accompanying consolidated statements of operations.  Net sales associated with the discontinued operation were $0.9 million, $1.0 million and $0.2 million, respectively, for fiscal 2011, 2010 and 2009.

NOTE 18 – RECENT ACCOUNTING STANDARDS

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04). ASU No. 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU No. 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this standard to materially effect our financial condition and results of operations.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU No. 2011-05). ASU No. 2011-05 amended ASC 320, Comprehensive Income, to converge the presentation of comprehensive income between U.S GAAP and IFRS. ASU No. 2011-05 requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and also requires reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

Intangibles — Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350): Testing for Goodwill Impairment (ASU No. 2011-08). ASU No. 2011-08 provides a company the option to first assess qualitative factors to determine whether the existence of certain conditions leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the two-step goodwill impairment test. ASU No. 2011-08 is effective for fiscal years that begin after December 15, 2011.  We do not expect the adoption of this standard to materially effect our financial condition and results of operations.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2011 and 2010.

(Dollars in thousands, except per share amounts)	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$135,928	$143,501	$147,344	$126,377
Gross Margin	42,542	48,571	50,746	37,221
Net income	11,065	13,432	15,661	3,648

Net income per share:
Basic	$0.70	$0.84	$0.97	$0.23
Diluted	0.67	0.81	0.92	0.22

(Dollars in thousands, except per share amounts)
	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$83,746	$96,414	$101,049	$96,992
Gross Margin	30,793	37,136	36,974	32,541
Net income	7,567	9,249	9,735	11,769

Net income per share:
Basic	$0.48	$0.59	$0.62	$0.74
Diluted	0.48	0.58	0.61	0.73

NOTE 19 – SUBSEQUENT EVENTS

There were no events subsequent to December 31, 2011 that we believe could have a material effect on our financial statements as of December 31, 2011, or are of such significance that would require mention as a subsequent event in order to make the financial statements not misleading.

SCHEDULE II

ROGERS CORPORATION AND CONSOLIDATED SUBSIDIARIES
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts
(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
December 31, 2011	$1,630	$680	$(1,270)	$-	$1,040
December 31, 2010	4,867	(66)	(3,355)	184	1,630
December 31, 2009	1,171	3,704	(158)	150	4,867

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2011.  The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management's assessment of the effectiveness of our internal control over financial reporting as of fiscal year end 2011 did not include a material acquisition consummated during fiscal year 2011. Specifically, the Company acquired Curamik Electronics, GmbH. (Curamik) during the first quarter of 2011. Curamik represented $265.3 million in total assets and $132.9 million in total revenues on our fiscal year 2011 consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which report appears herein below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Curamik Electronics, GmbH, which is included in the 2011 consolidated financial statements of Rogers Corporation and constituted $265.3 million and $161.1 million of total and net assets, respectively, as of December 31, 2011 and $132.9 million and $11.4 million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Rogers Corporation also did not include an evaluation of the internal control over financial reporting of Curamik Electronics, GmbH.

In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2011 of Rogers Corporation and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 17, 2012

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Director Qualifications and Experience”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors - Meetings of Certain Committees” in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.  Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is hereby incorporated into the Item 10 by reference.

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

Item 11.  Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Board of Directors - Directors’ Compensation”, “Board of Directors - Meetings of Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2011, the end of the Company’s fiscal year.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2011

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (5)	Weighted average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a) (6)

Equity Compensation Plans Approved by Security Holders
Rogers Corporation 1988 Stock Option Plan	37,790	$51.94	-
Rogers Corporation 1994 Stock Compensation Plan	18,417	$44.51	-
Rogers Corporation 1998 Stock Incentive Plan	210,980	$39.02	-
Rogers Corporation 2005 Equity Compensation Plan	821,091	$41.34	-
Rogers Corporation 2009 Long-Term Equity Compensation Plan	726,099	$27.39	205,063
Rogers Corporation Global Stock Ownership Plan For Employees (1)	-	-	227,050

Equity Compensation Plans Not Approved by Security Holders
Rogers Corporation 1990 Stock Option Plan (2)	564,232	$42.86	-
Rogers Corporation Stock Acquisition Program (3)	-	-	120,883
Inducement Awards for a new CEO (4)	23,200	37.05	-
Total (5)	2,401,809	$37.43	552,996

(1)	This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended.

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

(4)
Bruce D. Hoechner was granted three equity awards when he joined Rogers Corporation as its new President and Chief Executive Officer in October of 2011.  This consisted of two time-based restricted stock unit awards with different vesting schedules and the non-qualified stock option, shown in the table above.  The Board of Directors (including a majority of its independent directors) approved these equity inducement awards in reliance on an employment inducement exception to shareholder approval provided for in the New York Stock Exchange governance rules.

(5)
Does not include deferred stock units, restricted stock or phantom stock units.  As of 12/31/2011, 25,700 shares were reserved for deferred stock unit awards, 282,477 shares were reserved for restricted stock awards and 22,547 shares were reserved for phantom stock units related to the deferral of compensation ultimately to be paid in Rogers stock.

(6)
On May 7, 2009, shareholders approved the Rogers Corporation 2009 Long-Term Equity Compensation Plan and as of that date no further equity awards will be made pursuant to the provisions of the Rogers Corporation (i)1988 Stock Option Plan, (ii) 1994 Stock Compensation Plan, (iii) 1998 Stock Incentive Plan, (iv) 2005 Equity Compensation Plan and (v) 1990 Stock Option Plan.  For this reason a zero (i.e., a dash)  appears in the applicable rows of this column.  The number for the 2009 Long-Term Equity Compensation Plan has been reduced by shares reserved for restricted stock awards and deferred stock units.

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions “Stock Ownership of Management” and “Beneficial Ownership of More Than Five Percent of Rogers Stock” in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Board of Directors-Director Independence” in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees and Services set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 15.  Exhibits, Financial Statement Schedules

(a)

(1) and (2) Financial Statements and Schedules – See Item 8.

The following consolidated financial statements of the Company are included in Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Statements of Financial Position
  Consolidated Statements of Operations
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

10.5           The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Non-Management Directors** (amended and restated effective as of October 24, 2007) was filed as Exhibit 10i to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*.  The July 30, 2009 amendment was filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The December 7, 2010 amendment was filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010*.

10.6           The Amended and Restated Rogers Corporation Voluntary Deferred Compensation Plan for Key Employees** (amended and restated effective as of October 24, 2007) was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007*. The May 20, 2008 amendment was filed as Exhibit 10j to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2008*.  The July 30, 2009 amendment was filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The February 10, 2010 amendment was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 17, 2010*.  The December 7, 2010 amendment was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010*.

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

10.10         Rogers Corporation Amended and Restated Pension Restoration Plan** was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2008*.  The September 30, 2009 amendment was filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.  The December 7, 2010 amendment was filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010*.

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

10.14         Schedule of Indemnification Agreements for Officers**, filed herewith.

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

10.18         Change in Control Severance Agreement**, dated October 2, 1991, by and between the Registrant and Robert D. Wachob, filed as Exhibit 10z to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005*.  Amended and Restated Officer Special Severance Agreement with Robert D. Wachob**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.  Amended and Restated Officer Special Severance Agreement by and between the Registrant and Robert D. Wachob **, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2010*.

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

10.49         Summary of October 27, 2006 Board of Directors Approved Amendments to (i) Rogers Corporation 1988 Stock Option Plan, as amended**, (ii) Rogers Corporation 1990 Stock Option Plan, as restated and amended**, (iii) Rogers Corporation 1994 Stock Compensation Plan, as restated and amended** and (iv) Rogers Corporation 1998 Stock Incentive Plan, as amended, and to Certain Other Employee Benefit or Compensation Plans**, filed as Exhibit 10aab to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*.

10.50         Form of Nonqualified Stock Option Agreement (for Key Employees, with vesting) under the Rogers Corporation 1990 Stock Option Plan, as amended and restated**, filed as Exhibit 10aac to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2007*.

10.51         Officer Special Severance Agreement with Michael L. Cooper**, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008*.

10.52         Rogers Compensation Recovery Policy**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2009*.

10.53         Rogers Corporation 2009 Long-Term Equity Compensation Plan (the 2009 Plan), filed as Exhibit I to the Registrant’s Definitive Proxy Statement, filed on March 20, 2009*.  Amended Rogers Corporation 2009 Long-Term Equity Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 2, 2011*.

10.54         Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 2, 2011*.

10.55         Form of Basic Time-Based Restricted Stock Unit Award Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 2, 2011*.

10.56         Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009*.

10.57         Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10.58         Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10.59         Form of Restricted Stock Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2009*.

10.60         Secured Revolving Credit Agreement, dated November 23, 2010, with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A., filed as Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010*.  Amended and Restated Credit Agreement, dated July 13, 2011, with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A., filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 1, 2011*.

10.61         Pledge and Security Agreement, dated as of November 23, 2010, by and among the Registrant and World Properties, Inc., filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010*.

10.62         Guaranty Agreement, dated as of November 23, 2010, by and among World Properties, Inc. in favor of JPMorgan Chase Bank, N.A., filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010*.

10.63         Indemnification Agreement (Officer Form), entered into on February 24, 2011, by and between the Registrant and Roland Schmider**, the form of which was filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 14, 2004*.

10.64         Executive Transition Agreement by and between the Registrant and Robert D. Wachob, dated August 5, 2011**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2011*.  Amendment to Executive Transition Agreement by and between the Registrant and Robert D. Wachob, dated September 21, 2011**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 26, 2011*.

10.65         Letter Agreement between the Registrant and Bruce D. Hoechner, dated September 15, 2011 and accepted on September 20, 2011**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2011*.

10.66         Indemnification Agreement (Officer Form), entered into on September 20, 2011, by and between the Registrant and Bruce D. Hoechner**, the form of which was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 26, 2011*.

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

101            The following materials from Rogers Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2011, 2010 and 2009; and (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements***++.

*                In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the SEC, which documents are hereby incorporated by reference.
**              Management Contract.
***            IN ACCORDANCE WITH A CONTINUING HARDSHIP EXEMPTION OBTAINED UNDER RULE 202 OF REGULATION S-T, THE INTERACTIVE DATA FILE IS NOT REQUIRED TO BE SUBMITTED.  BECAUSE THE EXEMPTION GRANTED WAS REQUESTED FOR THE LIMITED PURPOSE OF DEFERRING,  UNTIL THE REGISTRANT’S FIRST REPORT CONTAINING FINANCIAL STATEMENTS FOR A PERIOD ENDING AFTER JUNE 15, 2012 , THE REGISTRANT’S OBLIGATION TO COMPLY WITH THE REQUIREMENTS SET FORTH IN RULES 405(D)(2)-(4) OF REGULATION S-T FOR DETAILED TAGGING OF FINANCIAL STATEMENT FOONOTES, THE REGISTRANT HAS SUBMITTED THE INTERACTIVE DATA FILE IN FULL COMPLIANCE WITH THE APPLICABLE INTERACTIVE DATA SUBMISSION RULES, OTHER THAN THOSE OF RULES 405(D)(2)-(4) OF REGULATION S-T.
+        Confidential Treatment granted for the deleted portion of this Exhibit.
++      Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGERS CORPORATION (Registrant)
/s/ Bruce D. Hoechner
Bruce D. Hoechner
President and Chief Executive Officer Principal Executive Officer

Dated:  February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Bruce D. Hoechner	/s/ J. Carl Hsu
Bruce D. Hoechner President and Chief Executive Officer Director Principal Executive Officer	J. Carl Hsu Director
/s/ Dennis M. Loughran	/s/ Carol R. Jensen
Dennis M. Loughran Vice President, Finance, Chief Financial Officer and Principal Financial Officer	Carol R. Jensen Director
/s/ Ronald J. Pelletier	/s/ Eileen S. Kraus
Ronald J. Pelletier Corporate Controller and Principal Accounting Officer	Eileen S. Kraus Director
/s/ Michael F. Barry	/s/ William E. Mitchell
Michael F. Barry Director	William E. Mitchell Director
/s/ Charles M. Brennan, III	/s/ Robert G. Paul
Charles M. Brennan, III Director	Robert G. Paul Director
/s/ Gregory B. Howey	/s/ Peter C. Wallace
Gregory B. Howey Director	Peter C. Wallace Director