Form 10-Q
period 2012-03-31
ROGERS CORP
filed 2012-05-02
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the registrant's common stock as of April 20, 2012 was 16,268,749.

ROGERS CORPORATION
FORM 10-Q

March 31, 2012

TABLE OF CONTENTS

Part I – Financial Information

Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statement of Comprehensive Income (Loss)	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial Statements	6
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.		Controls and Procedures	32

Part II – Other Information

Item 1.		Legal Proceedings	32
Item 1A.		Risk Factors	32
Item 6.		Exhibits	33

Signatures			34

Exhibits:
	Exhibit 10.2	Form of Performance-Based Restricted Stock Award Agreement
	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document

Part I – Financial Information
Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net sales	$121,373	$135,928
Cost of sales	84,932	93,386
Gross margin	36,441	42,542

Selling and administrative expenses	24,393	24,101
Research and development expenses	5,348	5,209
Restructuring and impairment charges	7,384	-
Operating income (loss)	(684)	13,232

Equity income in unconsolidated joint ventures	657	1,428
Other income (expense), net	(140)	1,351
Realized investment gain (loss):
Increase (decrease) in fair value of investments	(522)	97
Less: Portion reclassified to/from other comprehensive income	2,723	95
Net realized gain (loss)	(3,245)	2

Interest income (expense), net	(1,190)	(1,579)
Income (loss) before income tax expense (benefit)	(4,602)	14,434

Income tax expense (benefit)	(2,902)	3,369
Income (loss) from continuing operations	(1,700)	11,065

Income (loss) from discontinued operations, net of income taxes	(108)	(1,631)
Net income (loss)	$(1,808)	$9,434

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.70
Income (loss) from discontinued operations	(0.01)	(0.10)
Net income (loss)	$(0.11)	$0.60

Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.10)	$0.67
Income (loss) from discontinued operations	(0.01)	(0.10)
Net income (loss)	$(0.11)	$0.57

Comprehensive income (loss)	$5,586	$24,480

Shares used in computing:
Basic	16,232,856	15,893,475
Diluted	16,232,856	16,528,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$93,517	$79,728
Accounts receivable, less allowance for doubtful accounts of $1,095 and $1,040	77,687	77,682
Accounts receivable from joint ventures	1,727	1,640
Accounts receivable, other	3,536	3,819
Taxes receivable	2,843	2,713
Inventories	81,347	78,320
Prepaid income taxes	4,418	4,315
Deferred income taxes	1,820	2,146
Asbestos-related insurance receivables	6,471	6,459
Assets held for sale	1,400	1,400
Other current assets	10,207	7,360
Assets of discontinued operations	-	50
Total current assets	284,973	265,632

Property, plant and equipment, net of accumulated depreciation of $206,463 and $198,075	148,368	148,182
Investments in unconsolidated joint ventures	21,637	23,868
Deferred income taxes	22,881	20,117
Goodwill and other intangibles	160,817	158,627
Asbestos-related insurance receivables	21,261	21,943
Investments, other	5,000	5,000
Other long-term assets	8,409	8,299
Long-term marketable securities	-	25,960
Total assets	$673,346	$677,628

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,208	$15,787
Accrued employee benefits and compensation	34,712	30,135
Accrued income taxes payable	639	1,799
Current portion of lease obligation	1,634	1,596
Current portion of long term debt	25,750	7,500
Asbestos-related liabilities	6,471	6,459
Other accrued liabilities	10,536	15,368
Liabilities of discontinued operations	-	153
Total current liabilities	$96,950	78,797

Long term debt	95,500	115,000
Long term lease obligation	7,540	7,610
Pension liability	58,871	68,871
Retiree health care and life insurance benefits	9,486	9,486
Asbestos-related liabilities	21,468	22,326
Non-current income tax	18,176	17,588
Deferred income taxes	19,562	19,259
Other long-term liabilities	567	435
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,268,268 and
16,220,648 shares outstanding	16,268	16,221
Additional paid‑in capital	54,075	52,738
Retained earnings	330,291	332,099
Accumulated other comprehensive income (loss)	(55,408)	(62,802)
Total shareholders' equity	345,226	338,256
Total liabilities and shareholders' equity	$673,346	$677,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities:
Net income (loss)	$(1,808)	$9,434
Loss (earnings) from discontinued operations	108	1,631
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,509	6,183
Stock-based compensation expense	1,442	858
Loss from long-term investments	3,245	-
Deferred income taxes	(2,134)	1,930
Equity in undistributed income of unconsolidated joint ventures, net	(657)	(1,428)
Dividends received from unconsolidated joint ventures	2,929	2,762
Pension and postretirement benefits	4,936	1,485
Gain from the sale of property, plant and equipment	-	(1,900)
Impairment of assets	539	-
Amortization of inventory fair value	-	1,805
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	356	(8,612)
Accounts receivable, joint ventures	(87)	(816)
Inventories	(2,452)	(5,534)
Pension contribution	(10,000)	-
Other current assets	(2,946)	(2,977)
Accounts payable and other accrued expenses	(2,625)	(22,893)
Other, net	619	(212)
Net cash provided by (used in) operating activities of continuing operations	(2,026)	(18,284)
Net cash provided by (used in) operating activites of discontinued operations	-	(1,668)
Net cash provided by (used in) operating activites	(2,026)	(19,952)

Investing Activities:
Capital expenditures	(4,181)	(4,061)
Acquisition of business, net of cash received	-	(139,825)
Proceeds from long-term investments	25,438	300
Proceeds from the sale of property, plant and equipment, net	-	5,900
Deferred purchase price for previous acquisition of business	(3,100)	-
Net cash provided by (used in) investing activities	18,157	(137,686)

Financing Activities:
Proceeds from long term borrowings	-	145,000
Repayment of debt principal and long term obligation	(1,500)	-
Payment of long term borrowings acquired through acquisition	-	(7,273)
Proceeds from sale of capital stock, net	112	3,121
Proceeds from issuance of shares to employee stock purchase plan	412	396
Net cash provided by (used in) financing activities	(976)	141,244

Effect of exchange rate fluctuations on cash	(1,366)	2,394

Net increase (decrease) in cash and cash equivalents	13,789	(14,000)

Cash and cash equivalents at beginning of year	79,728	80,135

Cash and cash equivalents at end of quarter	$93,517	$66,135

Supplemental disclosure of noncash investing and financing activities
Capital lease obligation acquired through acquisition	-	9,206

The accompanying notes are an integral part of the condensed consolidated financial statements

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying statements of financial position and related interim statements of comprehensive income and cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.

Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2011.

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

From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts and copper derivative contracts.  As of March 31, 2012, the value of these instruments was de minimis.

(Dollars in thousands)	Carrying amount as of March 31, 2012	Level 1	Level 2	Level 3
Foreign currency option contracts	$1	$-	$1	$-
Copper derivative contracts	(21)	-	(21)	-

The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.  This asset represents our Richmond, Virginia facility for which we signed an agreement to sell in the first quarter of 2012.  We have written this asset down to the agreed upon sale price less costs to sell.

(Dollars in thousands)	Carrying amount as of March 31, 2012	Level 1	Level 2	Level 3
Asset held for sale	$1,400	$-	$1,400	$-

Auction Rate Securities

During the first quarter of 2012, we liquidated our auction rate security portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss) in our condensed consolidated statement of comprehensive income. Since the markets for these securities failed in the first quarter of 2008, we have redeemed $24.9 million of these securities, mostly at par.  However, due to the fact that par value redemptions had slowed in recent quarters with no clear path for full redemption over the next several years and the rate of return on these securities was very low, management determined that a discounted redemption at this time was in the best interests of the Company as the cash could be better utilized going forward.

Prior to the first quarter of 2012, we had recognized an Other–than-temporary impairment (OTTI) on these securities. An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

When an OTTI of a security occurred, the amount of the OTTI recognized in earnings depended on whether we intended to sell the security or it was more likely than not that we would be required to sell the security before recovery of its cost basis. If we did not intend to sell the security and was not more likely than not that we would have been required to sell the security before the recovery of its cost basis, the other-than-temporary loss should have been separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss would have been recognized in earnings, and as long as the factors above were not met, the remaining amount is recorded in other comprehensive income.

Prior to the first quarter of 2008, our available-for-sale auction rate securities were recorded at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter of 2008, and all of our auction rate securities had been in a loss position since that time until the first quarter of 2012.  In addition, it was no longer possible to establish fair value using Level 1 methodology and valuation according to Level 3 methodology was adopted.

Due to our belief that it would have taken more than twelve months for the auction rate securities market to recover, these securities were classified as long-term assets, except for those that were scheduled to be redeemed within the next twelve months, which were classified as short-term investments.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions at par	-
Cash received for redemptions below par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at March 31, 2012	$-

There were no credit losses recognized for the three months ended March 31, 2012. Below is a roll forward of credit losses recognized in earnings for the three months ended March 31, 2011:

(Dollars in thousands)
Credit Losses
Balance at December 31, 2010	$917
Credit losses recorded	-
Reduction in credit losses due to redemptions	(2)
Balance at March 31, 2011	$915

(Dollars in thousands)

As of March 31, 2012, the carrying value of our derivative instruments was de minimis.  As further explained below in Note 3 “Hedging Transactions and Derivative Financial Instruments”, we are exposed to certain risks relating to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk, specifically copper.  The fair value of the foreign currency option derivatives is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and by reference to market values resulting from an over-the-counter market or obtaining market data for similar instruments with similar characteristics.

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

Note 3 – Hedging Transactions and Derivative Financial Instruments

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities in the condensed consolidated statements of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income.  This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of comprehensive income associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, the ineffective portion, if any, is recognized in the condensed consolidated statements of comprehensive income during the current period.

As of the end of the first quarter of 2012, we have two contracts in place to hedge our exposure related to the purchase of copper at our German subsidiary, Curamik.  These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices.  These two contracts cover our 2012 monthly copper exposure and qualify for hedge accounting treatment (therefore, any mark-to-market adjustments on these contracts are recorded in Other Comprehensive Income in the equity section of our consolidated statements of financial position).

We also have one contract related to minimizing our foreign currency exposures on our condensed consolidated statements of financial position.  This contract does not qualify for hedge accounting treatment, and any mark-to-market adjustments are recorded in our condensed consolidated statements of comprehensive income in Other Income, Net at March 31, 2012.

Notional Values of Foreign Currency Derivatives		Notional Value of Copper Derivatives
Japanese Yen	¥ 20,000,000	Copper	70 metric tons per month

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the three-month period ended March 31, 2012		Fair Values of Derivative Instruments as of March 31, 2012
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$81	$1

Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income	(15)	(21)

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

Note 4 – Acquisition of Business

Curamik Electronics GmbH

On January 4, 2011, we acquired Curamik Electronics GmbH (Curamik), a manufacturer of power electronic substrate products headquartered in Eschenbach, Germany.  The aggregate purchase price was $151.1 million, which reflects post-closing adjustments.

Curamik, founded in 1983, is the worldwide leader for development and production of direct copper bonded ceramic substrate products which are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor)  modules, that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and HEV/EV (hybrid electric and electric vehicle) drive systems.  Most of Curamik’s products are manufactured using state of the art automated processes in its facility located in Eschenbach.

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

Total costs incurred related to the acquisition were approximately $3.4 million, of which $1.3 million were incurred in the first quarter of 2011 and $2.1 million were incurred in the fourth quarter of 2010.  They are included in “Selling and administrative expenses” on our condensed consolidated statements of comprehensive income.

Note 5 - Inventories

Inventories were as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Raw materials	$33,351	$30,655
Work-in-process	17,183	14,919
Finished goods	30,813	32,746
	$81,347	$78,320

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
(Dollars in thousands)	March 31,	March 31,
	2012	2011

Net income (loss)	$(1,808)	$9,434
Foreign currency translation adjustments	5,971	14,964
Unrealized gain (loss) on marketable securities, net of tax	1,168	82
Unrealized gain (loss) on derivative instruments, net of tax	255	-
Comprehensive income (loss)	$5,586	$24,480

The components of accumulated other comprehensive income (loss) were as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Foreign currency translation adjustments	$11,846	$5,875
Funded status of pension plans and other postretirement benefits, net of tax	(67,239)	(67,239)
Unrealized gain (loss) on derivative instruments, net of tax	(15)	(270)
Unrealized gain (loss) on marketable securities, net of tax	-	(1,168)
Accumulated other comprehensive income (loss)	$(55,408)	$(62,802)

Note 7- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Income (loss)	$(1,700)	$11,065
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	16,233	15,893
Effect of dilutive stock options	-	636
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	16,233	16,529

Basic income (loss) per share:	$(0.10)	$0.70
Diluted income (loss) per share:	$(0.10)	$0.67

Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share.  For the quarter ended March 31, 2012, potential ordinary shares that were not otherwise anti-dilutive were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on our net loss per share.

	Three Months Ended
	March 31, 2012	March 31, 2011
Anti-dilutive shares excluded	1,119,735	666,603
Dilutive shares excluded due to net loss	588,513	-

Note 8 – Stock-Based Compensation

Equity Compensation Awards

Stock Options

Stock options have been granted under various equity compensation plans.  While we may grant options to employees that become exercisable at different times or within different periods, we have generally granted options to employees that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries, respectively, of the grant dates.  The maximum contractual term for all options is normally ten years.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three month periods ended March 31, 2012 were calculated using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Options granted	46,950	-
Weighted average exercise price	$41.27	$-
Weighted-average grant date fair value	$19.08	-
Assumptions:
Expected volatility	47.70%	-
Expected term (in years)	5.9	-
Risk-free interest rate	1.43%	-
Expected dividend yield	-	-

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

During the first quarter of 2012 and 2011, we recognized approximately $0.7 million and $0.5 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of March 31, 2012 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,401,809	$37.54	5.0	$12,195,931
Options granted	46,950	41.27
Options exercised	(3,960)	28.95
Options cancelled	(3,800)	47.19
Options outstanding at March 31, 2012	2,440,999	37.59	4.9	14,667,018
Options exercisable at March 31, 2012	1,601,981	42.12	3.4	5,404,008
Options vested or expected to vest at March 31, 2012*	2,413,888	37.71	4.9	14,389,127

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the three month period ended March 31, 2012, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was de minimis, and the total amount of cash received from the exercise of these options was $0.1 million.

Performance-Based Restricted Stock

In 2006, we began granting performance based restricted stock grants to certain key executives.  These grants cliff vest at the end of the three-year measurement period, except for grants to those individuals who are retirement eligible during the grant period as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. The 2009 grant, which vested as of December 31, 2011, met the performance criteria and was paid out at 97.4% of target.

Performance Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2011	101,730
Awards granted	22,120
Stock issued	(43,750)
Awards forfeited	(6,642)
Non-vested awards outstanding at March 31, 2012	73,458

For the three months ended March 31, 2012 and 2011, we recognized compensation expense for performance-based restricted stock awards of $0.1 million and $0.2 million, respectively.

Time-Based Restricted Stock

In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team.  Time-based restricted stock grants typically cliff vest at the end of the three-year vesting period, and we recognize compensation expense on these awards ratably over the vesting period.  The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

Time Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2011	86,707
Awards granted	45,460
Stock issued	-
Awards forfeited	(4,035)
Non-vested awards outstanding at March 31, 2012	128,132

For the three months ended March 31, 2012, we recognized compensation expense for time-based restricted stock awards of $0.5 million.

Deferred Stock Units

We grant deferred stock units to non-management directors.  These awards are fully vested on the date of grant and the related shares are generally issued on the 13th month anniversary of the grant date unless the individual elects to defer the receipt of these shares.  Each deferred stock unit results in the issuance of one share of Rogers’ stock.  The grant of deferred stock units is typically done annually in the second quarter of each year.

Deferred Stock Units
Non-vested awards outstanding at December 31, 2011	27,350
Awards granted	-
Stock issued	-
Awards forfeited	-
Non-vested awards outstanding at March 31, 2012	27,350

There were no deferred stock units issued in the first quarter of 2012 or 2011 and, therefore, no expense was recognized during these periods on such awards.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering  period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan in each of the three month periods ended March 31, 2012 and, 2011, respectively.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)
	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended		Three Months Ended
Change in benefit obligation:	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Service cost	$1,189	$1,060	$182	$176
Interest cost	2,118	2,116	88	97
Expected return on plan assets	(2,408)	(2,591)	-	-
Amortization of prior service cost	116	150	(113)	(157)
Amortization of net loss	1,349	553	115	81
Special benefits acceleration	-	-	-	-
Special termination benefit	-	-	2,300	-
Net periodic benefit cost	$2,364	$1,288	$2,572	$197

As a result of the early retirement program that we offered in the first quarter of 2012, we incurred a $2.3 million special termination benefit associated with our retirement health and life insurance benefits program, as we extended eligibility in the benefits to certain individuals who participated in the early retirement program.

Employer Contributions
We made $10.0 million in voluntary contributions to our qualified defined benefit pension plans during the first quarter of 2012.  For the first quarter of 2011, we did not have any voluntary contributions.

We made no payments under our non-qualified defined benefit pension plan in the first quarter of 2012 and only de minimis payments were made in the first quarter of 2011.

Note 10 – Segment Information

Our reporting structure is comprised of the following operating segments: High Performance Foams, Printed Circuit Materials, Curamik Electronics Solutions, Power Distribution Systems and the reportable segment Other.

Segment Structure

Core Strategic
High Performance Foams
Printed Circuit Materials
Power Electronics Solutions
Curamik Electronics Solutions
Power Distribution Systems
Other

The category called “Power Electronics Solutions” is comprised of the two operating segments – Curamik Electronics Solutions and Power Distribution Systems.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2012	March 31, 2011
Core Strategic
High Performance Foams
Net sales	$40,434	$39,135
Operating income (loss)	1,445	4,634

Printed Circuit Materials
Net sales	$39,381	$42,853
Operating income (loss)	(346)	4,830

Power Electronics Solutions
Curamik Electronics Solutions
Net sales	$24,292	$32,897
Operating income (loss)	(1,773)	302

Power Distribution Systems
Net sales	$10,517	$12,435
Operating income (loss)	(649)	2,265

Other
Net sales	$6,749	$8,608
Operating income (loss)	639	1,201

Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 11 – Joint Ventures

As of March 31, 2012, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31

Equity income of $0.7 million and of $1.4 million for the three month period ended March 31, 2012 and 2011, respectively, is included in the condensed consolidated statements of comprehensive income.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$12,805	$18,045
Gross profit (loss)	1,825	4,038
Net income (loss)	1,313	2,856

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

Note 12 - Debt

On July 13, 2011, we entered into an amended and restated $265 million secured five year credit agreement.  This credit agreement (Amended Credit Agreement) is with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.

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

The Amended Credit Agreement provides for the extension of credit in the form of (1) a $100.0 million term loan (which refinances outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and (2) up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement, on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolving portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

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

As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  On March 30, 2012, we entered into an amendment to the Amended Credit Agreement that modified the minimum fixed charge coverage ratio as follows:

Period	Fixed Charge Coverage Ratio
March 31, 2012 through December 31, 2012	1.25 to 1.00
March 31, 2013 through December 31, 2013	1.50 to 1.00
March 31 2014 and thereafter	1.75 to 1.00

We are also required to maintain a leverage ratio of no more than 3.0 to 1.0.  If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of March 31, 2012.

As part of this amendment in the first quarter of 2012 we capitalized an additional $0.1 million of debt issuance costs related to the amendment of the Amended Credit Agreement.  These costs will be amortized over the remaining 4 year life of the Amended Credit Agreement.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  As of March 31, 2012, we made principal payments of $1.3 million and principle payments of $22.5 million in 2011.  As of March 31, 2012 our outstanding debt related to the Amended Credit Agreement, as amended, consists of $96.3 million of term loan debt, in addition to a drawing of $25.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.

In addition, at March 31, 2012 we had the following standby letter of credit (LOC) and guarantee that were backed by the Amended Credit Agreement, as amended:

●	$1.1 million letter of credit to guarantee Rogers workers compensation plan;
●	$0.9 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOC or guarantee as of March 31, 2012.

Interest

In the first quarter of 2012, we incurred interest expense on the borrowing of $0.8 million and incurred an unused commitment fee of approximately $0.1 million. In the first quarter of 2011, we incurred interest expense on the borrowing of $1.1 million and incurred a de minimis unused commitment fee.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We have the option to buy out the lease in 2013 or in 2021, upon its expiration.  The total obligation recorded for the lease as of March 31, 2012 is $9.2 million.  Amortization of such capital lease is included within depreciation expense.

Note 13 – Goodwill and Intangible Assets

Definite Lived Intangible Assets

(Dollars in thousands)	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,019	$161	$828	$879	$140	$739
Technology	36,514	5,762	30,752	35,769	4,655	31,114
Covenant-not-to-compete	978	188	790	956	135	821
Customer Relationships	20,317	1,498	18,819	19,851	1,315	18,536
Total other intangible assets	$58,828	$7,609	$51,189	$57,455	$6,245	$51,210

*Gross carrying amounts and accumulated amortization may be different from prior periods due to foreign exchange rate fluctuations.

Amortization expense for the first quarter of 2012 and 2011 was approximately $1.2 million and $1.4 million, respectively.  The estimated annual future amortization expense is $3.2 million, $5.9 million, $5.9 million, $5.7 million and $5.3 million for the remainder of 2012, 2013, 2014, 2015 and 2016, respectively.  These amounts could vary based on changes in foreign currency exchange rates.

The weighted average amortization period as of March 31, 2012, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	8.9
Technology	6.0
Covenant not-to-compete	3.6
Customer relationships	9.3
Total other intangible assets	7.2

On January 4, 2011 we acquired Curamik, which contributed $52.4 million of intangible assets and $79.8 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships.  This includes $5.3 million of indefinite-lived intangible assets comprised of trademarks, which are assessed for impairment annually.  The definite-lived intangibles are amortized using an accelerated method of amortization that is based on the projected economic use of the related underlying asset.

Goodwill

The changes in the carrying amount of goodwill for the period ending March 31, 2012, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik Electronics Solutions	Power Distribution Systems	Other	Total
December 31, 2011	$22,597	$-	$77,357	$-	$2,224	$102,178
Foreign currency translation adjustment	360	-	1,821	-	-	2,181
March 31, 2012	$22,957	$-	$79,178	$-	$2,224	$104,359

Note 14 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.

Chatham Superfund Site - Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, or the timing and extent of remedial action that may be required by governmental authorities.  It is also not possible to estimate the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17.0 million to $24.0 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of March 31, 2012, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

Omega Chemical Superfund Site - In the fourth quarter of 2011, the United States Environmental Protection Agency (EPA) notified us that we were a PRP for the cleanup of the Omega Chemical Corporation Superfund Site in Los Angeles County, California.  In the first quarter of 2012, we were notified that we are no longer a PRP related to this superfund site.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 31, 2012, there were 260 pending claims compared to 242 pending claims at December 31, 2011.  The number of open claims during a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damage sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and do choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 260 claims pending as of  March 31, 2012,  69 claims do not specify the amount of damages sought,  188 claims cite jurisdictional amounts, and only three (3) claims (less than 2.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20 million each; one (1) claim alleges compensatory damages of $65 million and punitive damages of $60 million and one (1) claim alleges compensatory and punitive damages of $1 million each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

The rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011 is significantly higher than in 2010.  It is still too early to be able to determine if this is a meaningful trend. Regardless, these new claims, and all previously filed claims, may take a significant period of time to resolve.

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

Cases involving us typically name 50-300 defendants, although some cases have had as few as one and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the three months ended March 31, 2012, we were able to have 31 claims dismissed and settled 6 claims.  For the year ended December 31, 2011, 120 claims were dismissed and 8 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $2.1 million for the three months ended March 31, 2012, compared to $8.1 million for the year ended 2011.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with certain industry practices, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

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

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them further updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims. As of December 31, 2011, the estimated liability and estimated insurance recovery, for the five-year period through 2016, was $28.8 million and $28.4 million respectively.  During the first quarter of 2012, NERA and Marsh provided revised projections for the asbestos liability and related insurance receivable, which resulted in revised projections of for the five-year period through 2016 of $27.9 million and $27.7 million for the estimated liability and insurance receivable, respectively.

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.

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

Note 15 – Income Taxes

Our effective tax rate was 63.0% and 23.3%, respectively, for the first quarter of 2012 and 2011, as compared with the statutory rate of 35.0%.  In the first quarter of 2012, our tax rate benefited from certain discrete items including the recovery of a valuation allowance charge related to the sale of the auction rate securities portfolio. In both the three month periods ended March 31, 2012, and 2011, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of March 31, 2012, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2012, we have approximately $1.6 million of accrued interest related to uncertain tax positions included in the $18.2 million of unrecognized tax benefits, $10.9 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2008 – 2011; various states: 2007 – 2011; and foreign: 2007 – 2011.

Note 16 – Restructuring/ Impairment Charges

Effective March 31, 2012, we undertook several initiatives with the goal of streamlining our operations in order to reduce future costs. These initiatives included (i)  implementing an early retirement program for certain eligible employees, (ii)  realigning our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company, (iii) impairing certain assets primarily comprised of a technology license.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in the first quarter of 2012.

(Dollars in thousands)
March 31, 2012
Severance and related costs	$4,545
Retiree medical benefits	2,300
Other asset impairments	539
Total charges (1)	$7,384

(1)    These amounts have been included in restructuring and impairment charges on our condensed consolidated statements of comprehensive income.

Note 17 – Discontinued Operations

In the fourth quarter of 2011, we made the strategic decision to end the operations of our TMS operating segment.  We had invested in its operations for the last few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further.  In the first quarter of 2012 and 2011, $0.1 million and $1.6 million, respectively, of operating losses, net of tax, were reflected as discontinued operations in the accompanying condensed consolidated statements of  comprehensive income. Net sales associated with the discontinued operations were $0.1 million in each of the first quarters of 2012 and 2011.

Note 18 – Subsequent Event

In the first quarter of 2012, we signed an agreement to sell our facility in Richmond, Virginia for $1.5 million.  We acquired this facility as part of the acquisition of MTI Global Inc., in the second quarter of 2009, and subsequently moved these operations from Richmond to our High Performance Foams manufacturing facility in Carol Stream, Illinois. The facility has been vacant and classified as held for sale since 2009.  This facility had a book value of approximately $1.8 million prior to the signing of the agreement. We recorded an impairment charge of approximately $0.4 million as of December 31, 2011, which represents the write down to the selling price less approximately $0.1 million of estimated selling costs.  The transaction closed on April 4, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Forward Looking Statements

This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 31, 2011.

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the sovereign debt crisis being experienced globally; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the development of new products and manufacturing processes and the inherent risks associated with such efforts; the outcome of current and future litigation; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; changes in the availability and cost of raw materials; and fluctuations in foreign currency exchange rates.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2011.

Overview

Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and clean technology.  We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEMs) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products.  Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions.  It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products.  In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analyses of changes in demand or price per unit with respect to the effect on sales and earnings.

Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company – continued growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new ones.  We will continue to focus on business opportunities and invest in expansion around the globe.  In the first quarter of 2011, we finalized the acquisition of Curamik and, over the course of 2011, made significant progress on our new manufacturing operations for our Printed Circuit Materials (PCM) operating segment on our campus in Suzhou, China.  Once these operations are complete, PCM will have a manufacturing presence in each of its three major geographic locations – North America, Europe, and Asia – further solidifying our commitment to be close to our customers in order to better serve their needs.  Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selective markets.  To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.

2012 First Quarter Executive Summary

In the first quarter of 2012, we achieved quarterly sales of $121.4 million, a 10.7% decrease from first quarter 2011 sales of $135.9 million.  Net income from continuing operations also declined from $11.1 million in the first quarter of 2011 to a loss of $1.7 million in the first quarter of 2012.  First quarter 2012 net income from continuing operations included approximately $6.1 million of net one-time charges related to the stream lining initiatives further described below. Overall, these declines in our operating results are primarily attributable to volume declines in three of our Core Strategic business segments, with Curamik Electronic Solutions (CES) down by 26.2%, PCM down by 8.1% and Power Distribution Systems (PDS) down by 15.4%; partially offset by High Performance Foams (HPF), in which sales grew by 3.3% quarter over quarter.

Results were in line with management expectations and projections, as we experienced softening in various markets at the end of the fourth quarter of 2011 and expected this softness to continue through the first half of 2012.  Specifically, we believe the lower demand from our customers is directly related to the business uncertainty caused by the economic crisis in Europe, as well as the slowing growth and spending in China, particularly on infrastructure projects in railway and wind and solar power.

During the first quarter of 2012, in order to better position the Company for profitable growth in the future, and to rationalize our current cost structure,  Rogers’ senior management team, led by our new President and Chief Executive Officer, Bruce D. Hoechner, implemented the initial steps of our streamlining initiatives. The goal of this process is to become a more streamlined organization, both from an organizational and cost perspective, that is focused on customer needs, with efficient manufacturing capabilities.

Specific actions that occurred in the first quarter of 2012 included the following:  (i)  implementing an early retirement program for certain eligible employees; (ii)  realigning our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company; (iii) exiting the Thermal Management Systems business (previously announced in the fourth quarter of 2011); (iv) initiating a plan to shut down the PDS start-up operation in North America; and (v) liquidating our remaining auction rate securities.  As a result of these actions, we incurred approximately $6.1 million of net one-time charges, including $6.8 million related to charges resulting from the early retirement program and other involuntary headcount reductions; $3.2 million of impairment charges related to the liquidation of the auction rate security portfolios, and $0.5 million of costs related to other activities; offset by a tax benefit of $4.5 million related to these charges.  We anticipate these actions will result in annualized cost savings of approximately $13.0 million by the fourth quarter of 2012.

We are continuing to pursue other initiatives aimed at further streamlining our business and reducing our overall cost structure, enabling us to continue to profitably grow the Company.  We expect these initiatives to extend over the course of several quarters and, ultimately, position the Company to achieve its strategic vision, while increasing value to our shareholders.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31, 2012	March 31, 2011

Net sales	100.0%	100.0%
Gross margins	30.0%	31.3%

Selling and administrative expenses	20.1%	17.7%
Research and development expenses	4.4%	3.8%
Restructuring and Impairment Charges	6.1%	0.0%
Operating income (loss)	(0.6%)	9.7%

Equity income in unconsolidated joint ventures	0.5%	1.1%
Other income (loss), net	(0.1%)	1.0%
Net realized gains (losses)	(2.7%)	0.0%
Interest income (expense), net	(1.0%)	(1.2%)
Income (loss) before income taxes	(3.8%)	10.6%

Income tax expense (benefit)	(2.4%)	2.5%

Income (loss) from continuing operations	(1.4%)	8.1%

Net Sales

Net sales in the first quarter of 2012 were $121.4 million as compared to $135.9 million in the first quarter of 2011, a decrease of 10.7% quarter over quarter.  The decline in sales is attributable to volume decrease in three of our Core Strategic business segments – Curamik Electronic Solutions, Printed Circuit Materials, and Power Distribution Systems – partially offset by growth in High Performance Foams.  See “Segment Sales and Operations” below for further discussion on segment performance.

Manufacturing Margins

Manufacturing margins as a percentage of sales decreased from 31.3% in the first quarter of 2011 to 30.0% in the first quarter of 2012. First quarter 2011 results included approximately $1.8 million of one-time non-cash costs related to the write up of Curamik inventory to fair value as required under purchase accounting, negatively impacting margins by approximately 1.3%.  The margin decline in the first quarter of 2012 as compared to 2011 is primarily due to the decline in sales volumes, partially offset by growth in inventory.     As anticipated, margins remained consistent with fourth quarter 2011 results, as sales volumes remain low.  We expect that margins will remain at these levels, but anticipate improvements if and when sales volumes improve in the future.

Selling and Administrative Expenses

Selling and administrative expenses remained relatively consistent quarter over quarter, increasing by only 1.2% from $24.1 million in the first quarter of 2011 to $24.4 million in the first quarter of 2012.  Factors contributing to this change include an increase in expense related to the defined benefit pension and retiree medical plans of $1.1 million in the first quarter of 2012, due to unfavorable changes to market assumptions that drive the pension calculations and an increase in equity compensation costs of $0.5 million. These are partially offset by a decrease in incentive compensation costs of $1.4 million as we currently do not anticipate any payout related to the annual performance-based bonus program.

Research and Development Expenses

Research and development (R&D) expense remained relatively consistent with the prior year, increasing by 1.9% from $5.2 million in the first quarter of 2011 to $5.3 million in the first quarter of 2012.  As a percentage of sales, research and development expenses were 3.8% in the first quarter of 2011 as compared to 4.4% in the first quarter of 2012.  In the near term, we believe that our R&D spending will continue to remain consistent with levels incurred in the most recent quarters and average in the 3%-5% of sales range.  As a Company, we are focused and committed to continually investing in R&D, both in our efforts to improve the technology and products in our current portfolio, as well as researching product extensions and new business development opportunities to further expand and grow our product portfolio.  Investment in technology and R&D initiatives has been a key driver to our past success and we expect will be a key factor to our continued success in the future.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures decreased from $1.4 million in the first quarter of 2011 to $0.7 million in the first quarter of 2012.  This decline is attributable to softening in certain domestic and export markets in Japan, particularly LCD televisions and gaming consoles.

Other Income/Expense, Net

Other income/expense, net went from income of $1.4 million in the first quarter of 2011 to expense of $0.1 million in the first quarter of 2012.  First quarter 2011 results included a one time gain on the sale of a building in China of approximately $1.9 million.  The remaining change is primarily due to the impact of unfavorable exchange rate fluctuations that resulted in expense of $0.2 million in the first quarter of 2012 as compared to expense of $0.9 million in the first quarter of 2011.

Realized Investment Loss, Net

Realized investment loss, net was de minimis in the first quarter of 2011 as compared to a loss of $3.2 million in the first quarter of 2012.  This change is a result of $3.2 million of charges related to the liquidation of our auction rate securities portfolio. This liquidation resulted in net proceeds of approximately $25.4 million.

Interest Income/Expense, Net

Interest expense, net, decreased from $1.6 million of expense in the first quarter of 2011 to $1.2 million of expense in the first quarter of 2012.  This decrease in expense can be attributable to lower interest expense on our debt facility, as we have paid down the principal from $145.0 million at the beginning of 2011 to approximately $121.3 million at March 31, 2012.

Income Taxes

Our effective tax rate was 63.0% and 23.3%, respectively, for the three month periods ended March 31, 2012 and March 31, 2011, as compared with the statutory rate of 35.0%.  In the three month period ended March 31, 2012, our tax rate benefited from certain discrete items, including the reversal of a valuation allowance related to the sale of the auction rate securities portfolio.  In both the three month periods ended March 31, 2012, and 2011, our tax rate continued to benefit from favorable tax rates on certain foreign business activity.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  As of March 31, 2012, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

Segment Sales and Operations

Core Strategic

High Performance Foams

(Dollars in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$40.4	$39.1
Operating income (loss)	1.4	4.6

Our HPF operating segment is comprised of our polyurethane and silicone foam products.

Net sales in this segment were $40.4 million in the first quarter of 2012, an increase of 3.3% from $39.1 million in the first quarter of 2011, while quarter over quarter operating results decreased from $4.6 million in 2011 to $1.4 million in 2012.  First quarter 2012 results included approximately $2.5 million of one-time costs associated with the first quarter 2012 streamlining initiatives.  Excluding these charges, operating results declined by approximately 14.9% quarter over quarter.  Sales were driven by continued strong demand for this segment’s products in mobile internet devices, partially offset by declines in sales into mass transit applications.  However, operating results declined quarter over quarter due primarily to higher costs associated with the development of the molded PORON® foam business, as well as higher logistical costs incurred to meet customer deadlines.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$39.4	$42.9
Operating income (loss)	(0.3)	4.8

Our PCM operating segment is comprised of our high frequency circuit material products.

Net sales in this segment decreased by 8.1% from $42.9 million in the first quarter of 2011 to $39.4 million in the first quarter of 2012. Operating results declined quarter over quarter from a profit of $4.8 million in 2011 to a loss of $0.3 million in 2012. First quarter 2012 results included approximately $3.3 million of one-time costs associated with the first quarter 2012 streamlining initiatives. Excluding these charges, operating results declined by approximately 38.4% quarter over quarter.  These declines were driven by weaker sales into the wireless infrastructure market in the first quarter of 2012, as compared to the first quarter of 2011, consistent with the general softness in this market that was reported during the quarter.   Demand in high reliability applications was lower due to inventory levels being closely managed by our customers during the quarter. However, sales increased significantly into automotive radar safety sensors and wireless infrastructure 4G (fourth generation) smart antenna applications, where our line of newly introduced printed circuit materials have been gaining traction in the market.

Power Electronic Solutions

•	Curamik Electronics Solutions

(Dollars in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$24.3	$32.9
Operating income (loss)	(1.8)	0.3

Our CES operating segment is comprised of our power electronic substrate products, which are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor)  modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and HEV/EV (hybrid electric and electric vehicle) drive systems. We acquired CES on January 4, 2011.

In the first quarter of 2012, CES sales were $24.3 million with operating losses of $1.8 million as compared to sales of $32.9 million and an operating profit of $0.3 million in the first quarter of 2011.  First quarter 2012 results included approximately $0.7 million of one-time costs associated with the first quarter 2012 streamlining initiatives.  First quarter 2011 results included approximately $3.1 million of one-time charges comprised of $1.8 million related to the amortization of the inventory step up to fair value resulting from purchase accounting and $1.3 million of acquisition and integration related costs. Lower revenues, in the first quarter of 2012, as compared to the first quarter of 2011 related primarily to significantly lower demand in wind energy and industrial motor drive applications, combined with major inventory corrections in the supply chain.  We believe that some of this downturn is temporary and the long term outlook for energy efficient motor drives remains strong.  However, the outlook for the wind energy market continues to be weak.  Offsetting this decline was demand for direct bonded copper materials in x-by-wire technology for the automotive industry, which has been increasing significantly.  This technology replaces traditional mechanical systems with electrical systems in automobiles to help improve overall performance and fuel efficiency.

Power Distribution Systems

(Dollars in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$10.5	$12.4
Operating income (loss)	(0.6)	2.3

Our PDS operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.

In the first quarter of 2012, sales decreased by 15.4% from $12.4 million in the first quarter of 2011 to $10.5 million in the first quarter of 2012, while operating results also declined from an operating profit of $2.3 million in the first quarter of 2011 to an operating loss of $0.6 million in the first quarter of 2012.  First quarter 2012 results included $0.5 million of one-time costs associated with the first quarter 2012 streamlining initiatives. The PDS segment experienced weaker demand for its products in the first quarter of 2012 due largely to the slowdown in high speed train and wind energy investments in China.  The Ministry of Railways in China has now reported it will continue its 2012 railway investment plans, but at a slower pace than originally planned and they have recently started to release orders. Also, PDS has been experiencing greater demand for its products in freight locomotives, particularly in China

Other

(Dollars in millions)	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$6.8	$8.6
Operating income (loss)	0.6	1.2

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven composite materials products as well as our electroluminescent lamps and inverters.

Net sales in this segment declined by 21.6% from $8.6 million in the first quarter of 2011 to $6.8 million in the first quarter of 2012.  Operating profit declined in the quarter over quarter period from $1.2 million in 2011 to $0.6 million in 2012.  First quarter 2012 results included $0.3 million of one-time costs associated with the first quarter 2012 streamlining initiatives.  The quarter over quarter declines were due primarily to the continued declines in our legacy Durel business related to inverter products.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths.  While the world financial markets have grown more stable since the global recession in 2008, significant volatility still remains and credit markets in general have diminished liquidity and capital availability globally.  We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the recently increased line of credit should any issue or strategic opportunities impact the business.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	March 31, 2012	December 31, 2011
Key Balance Sheet Accounts:
Cash and cash equivalents	$93,517	$79,728
Accounts receivable	77,687	77,682
Inventory	81,347	78,320
Outstanding borrowing on credit facilities (short term and long term)	121,250	122,500

	Three Months Ended
	March 31, 2012	March 31, 2011
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$(2,026)	$(18,284)
Cash provided by (used in) investing activities of continuing operations	18,157	(137,686)
Cash provided by (used in) financing activities of continuing operations	(976)	141,244

At the end of the first quarter of 2012, cash and cash equivalents were $93.6 million as compared to $79.7 million at the end of 2011, an increase of $13.9 million, or approximately 17%.  This increase was due primarily to the liquidation of the auction rate securities portfolio, resulting in net proceeds of $25.4 million, partially offset by a $10.0 million contribution to the defined benefit pension plan and the payout of $6.6 million of annual incentive compensation awards.

The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the period ended March 31, 2012:

(Dollars in thousands)
	March 31,	December 31,
	2012	2011
U.S.	$33,470	$20,027
Europe	30,957	35,259
Asia	29,090	24,442
Total cash and cash equivalents	$93,517	$79,728

Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate that in the U.S.  Our current policy is that such earnings and cash will be permanently reinvested in those foreign locations.

Significant changes in our balance sheet accounts from December 31, 2011 to March 31, 2012 are as follows:

o
Inventories increased $3.0 million, or 3.8%, from $78.3 million at December 31, 2011 to $81.3 million at March 31, 2012.  This increase is primarily attributable to inventory growth at our HPF operating segment to meet customer demand, as well as at our CES operating segment as we work to rationalize production to match our lower sales volumes.

o
Long-term marketable securities declined by $25.9 million from December 31, 2011 due to the liquidation of our auction rate securities portfolio. As of March 31, 2012 we do not have a balance of long-term marketable securities.

o
Accrued employee benefits and compensation increased by $3.7 million, or 14.0%, from $26.4 million at December 31, 2011 to $30.1 million at March 31, 2012.  This increase was due primarily to the accrual of the first quarter 2012 portion of our annual pension and postretirement benefit costs of $2.6 million, as well as a curtailment charge related to the acceleration of $2.3 million of costs associated with postretirement benefit obligations as a result of the early retirement program that occurred in the first quarter of 2012.

o
Pension liability declined by 15% from $68.9 million at December 31, 2011 to $58.9 million at March 31, 2012 due to a $10.0 million contribution made to the defined benefit pension plan during the first quarter of 2012.

o
Other accrued liabilities declined by 31.4% from $15.4 million at December 31, 2011 to $10.5 million at March 31, 2012 due to a $3.1 million payment for the deferred purchase price related to the acquisition of SK Utis Co., Ltd, which was completed in the first quarter of 2009.

Credit Facilities

On July 13, 2011, we entered into an amended and restated $265.0 million, secured, five year credit agreement.  This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original credit agreement to $265.0 million under the Amended Credit Agreement.

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

The Amended Credit Agreement provides for the extension of credit in the form of (1) a $100.0 million term loan (which refinances outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and (2) up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolving portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for the general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

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

In connection with our entry into the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate payments due each year are as follows:

2011	$2.5 million
2012	$7.5 million
2013	$12.5 million
2014	$17.5 million
2015	$35.0 million
2016	$25.0 million

The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.

As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  On March 30, 2012, we entered into an amendment to the Amended Credit Agreement that modified the minimum fixed charge coverage ratio as follows:

Period	Fixed Charge Coverage Ratio
March 31, 2012 through December 31, 2012	1.25 to 1.00
March 31, 2013 through December 31, 2013	1.50 to 1.00
March 31 2014 and thereafter	1.75 to 1.00

We are also required to maintain a leverage ratio of no more than 3.0 to 1.0.  If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We capitalized an additional $0.1 million of debt issuance costs related to this amendment, bringing our total capitalized costs related to our debt facility to $2.3 million, which will be amortized over the five year life of the Amended Credit Agreement.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik. During the three months ended March 31, 2012, we made principal payments of $1.3 million and we made principle payments of $22.5 million during our fiscal year ended December 31, 2011.  As of March 31, 2012 our outstanding debt related to the Amended Credit Agreement, as amended, consists of $96.3 million of term loan debt, in addition to a drawing of $25.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.

In addition, at March 31, 2012 we had the following standby letters of credit (LOC) and guarantees that were backed by the Amended Credit Agreement:

•	$1.1 million letter of credit to guarantee Rogers workers compensation plan;
•	$0.9 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOC or guarantee as of March 31, 2012 or 2011.

Interest

In the first quarter of 2012, we incurred interest expense on the borrowing of $0.8 million and incurred an unused commitment fee of approximately $0.1 million. In the first quarter of 2011, we incurred interest expense on the borrowing of $1.1 million and incurred a de minimis unused commitment fee.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We have the option to buy out the lease in 2013 or in 2021, upon its expiration.  The total obligation recorded for the lease as of March 31, 2012 is $9.2 million.  Amortization of such capital lease is included within depreciation expense.

Auction Rate Securities

During the first quarter of 2012, we liquidated our auction rate securities portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss).  Since the markets for these securities failed in the first quarter of 2008, due to the events in the credit markets, we have redeemed $24.9 million of these securities, mostly at par.  However, due to the fact that par value redemptions had slowed in recent quarters with no clear path for full redemption over the next several years and the rate of return on these securities was very low, management determined that a discounted redemption at this time was in our best interest.

Prior to the first quarter of 2012, we had recognized an other–than-temporary impairment (OTTI) on these securities.  An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

When an OTTI of a security had occurred, the amount of the OTTI recognized in earnings depended on whether we intended to sell the security or it was more likely than not that we would be required to sell the security before recovery of its cost basis. If we did not intend to sell the security and was not more likely than not that we would have been required to sell the security before the recovery of its cost basis, the other-than-temporary loss would have been separated into the amount representing the credit loss and the amount related to all other factors.  The amount representing the credit loss would have been recognized in earnings, and, as long as the factors above were not met, the remaining amount would be recorded in other comprehensive income.

Prior to the first quarter of 2008, our available-for-sale auction rate securities were recorded at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter of 2008, and all of our auction rate securities have been in a loss position since that time until the first quarter of 2012.  In addition, it was no longer possible to establish fair value using Level 1 methodology and valuation according to Level 3 methodology was adopted.

Additionally, due to our belief that it would have taken more than twelve months for the auction rate securities market to recover, these securities were classified as long-term assets, except for those that were scheduled to be redeemed within the next twelve months, which were classified as short-term investments.

Contingencies

During the first quarter of 2012, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

As of March 31, 2012, we had outstanding borrowings on our credit facilities of $121.3 million, which relates to the funding of the Curamik acquisition, as well as a capital lease obligation of $9.2 million associated with the purchase of Curamik. There were no significant changes outside of the ordinary course of business in our contractual obligations during the first quarter of 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the first quarter of 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion of the liquidation of our auction rate securities portfolio in Note 2 “Fair Value Measurements”, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.  There have been no significant changes in our exposure to market risk during the first quarter of 2012.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2011 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2012.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.         Legal Proceedings

See a discussion of environmental, asbestos and other litigation matters in Note 14, “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 6.   Exhibits

List of Exhibits:

3a	Restated Articles of Organization of Rogers Corporation were filed as Exhibit 3a to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 27, 2007*.

3b	Amended and Restated Bylaws of Rogers Corporation, effective February 21, 2007 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007*.

4a
Shareholder Rights Agreement, dated as of February 22, 2007, between the Company and Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007*.

4b
Certain Long-Term Debt Instruments, each representing indebtedness in an amount equal to less than 10 percent of the Company’s total consolidated assets, have not been filed as exhibits to this report on Form 10-Q.  The Company hereby undertakes to file these instruments with the Commission upon request.

10.1
Amendment No. 1 Dated as of March 30, 2012 to Amended and Restated Credit Agreement Dated as of July 13, 2011, with (i) JPMorgan Chase Bank, N.A. as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2012*.

10.2	Form of Performance-Based Restricted Stock Award Agreement under the Rogers Corporation 2009 Long-Term Equity Compensation Plan, as amended, filed herewith.
23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, (ii) Condensed Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.**+

*
In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

+
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

Dated: May 2, 2012