Form 10-Q
period 2012-06-30
ROGERS CORP
filed 2012-08-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

The number of shares outstanding of the registrant's common stock as of July 23, 2012 was 16,431,245.

ROGERS CORPORATION
FORM 10-Q

June 30, 2012

TABLE OF CONTENTS

Part I – Financial Information

Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Comprehensive Income (Loss)	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders Equity	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.		Controls and Procedures	40

Part II – Other Information

Item 1.		Legal Proceedings	40
Item 6.		Exhibits	41

Signatures			42

Exhibits:
	Exhibit 10.3	General Release and Settlement Agreement with Michael D. Bessette
	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See "Forward Looking Statements" under Part I- Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10Q.

Part I – Financial Information
Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$126,671	$143,501	$248,044	$279,429
Cost of sales	89,799	94,930	174,731	188,316
Gross margin	36,872	48,571	73,313	91,113

Selling and administrative expenses	22,468	26,436	46,862	50,537
Research and development expenses	4,498	5,628	9,847	10,837
Restructuring and impairment charges	830	-	8,214	-
Operating income (loss)	9,076	16,507	8,390	29,739

Equity income in unconsolidated joint ventures	1,305	1,323	1,962	2,751
Other income (expense), net	261	280	122	1,629
Realized investment gain (loss):
Increase (decrease) in fair value of investments	-	602	(522)	699
Less: Portion reclassified to/from other comprehensive income	-	573	2,723	667
Net realized gain (loss)	-	29	(3,245)	32

Interest income (expense), net	(1,072)	(1,265)	(2,262)	(2,843)
Income (loss) before income tax expense (benefit)	9,570	16,874	4,967	31,308

Income tax expense (benefit)	3,115	3,442	213	6,811
Income (loss) from continuing operations	6,455	13,432	4,754	24,497

Income (loss) from discontinued operations, net of income taxes	-	(1,304)	(108)	(2,934)
Net income (loss)	$6,455	$12,128	$4,646	$21,563

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.84	$0.29	$1.54
Income (loss) from discontinued operations	-	(0.08)	(0.01)	(0.18)
Net income (loss)	$0.40	$0.76	$0.28	$1.36

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.38	$0.81	$0.28	$1.48
Income (loss) from discontinued operations	-	(0.08)	(0.01)	(0.18)
Net income (loss)	$0.38	$0.73	$0.27	$1.30

Comprehensive income (loss)	$(4,445)	$18,846	$1,140	$43,326
Shares used in computing:
Basic	16,309,053	15,944,483	16,270,955	15,918,978
Diluted	16,864,166	16,678,377	16,842,768	16,603,543

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$95,786	$79,728
Accounts receivable, less allowance for doubtful accounts of $1,315 and $1,040	81,767	77,682
Accounts receivable from joint ventures	2,418	1,640
Accounts receivable, other	3,325	3,819
Taxes receivable	1,719	2,713
Inventories	74,678	78,320
Prepaid income taxes	4,934	4,315
Deferred income taxes	1,893	2,146
Asbestos-related insurance receivables	6,471	6,459
Other current assets	9,989	7,360
Assets held for sale	-	1,400
Assets of discontinued operations	-	50
Total current assets	282,980	265,632

Property, plant and equipment, net of accumulated depreciation of $206,509 and $198,075	146,472	148,182
Investments in unconsolidated joint ventures	22,774	23,868
Deferred income taxes	20,650	20,117
Goodwill and other intangibles	153,835	158,627
Asbestos-related insurance receivables	21,262	21,943
Investments, other	5,000	5,000
Other long-term assets	8,189	8,299
Long-term marketable securities	-	25,960
Total assets	$661,162	$677,628

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,561	$15,787
Accrued employee benefits and compensation	33,315	30,135
Accrued income taxes payable	31	1,799
Current portion of lease obligation	1,560	1,596
Current portion of long term debt	27,500	7,500
Asbestos-related liabilities	6,471	6,459
Other accrued liabilities	10,376	15,368
Liabilities of discontinued operations	-	153
Total current liabilities	94,814	78,797

Long term debt	92,500	115,000
Long term lease obligation	6,955	7,610
Pension liability	52,862	68,871
Retiree health care and life insurance benefits	9,486	9,486
Asbestos-related liabilities	21,468	22,326
Non-current income tax	18,628	17,588
Deferred income taxes	18,489	19,259
Other long-term liabilities	617	435
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,395,739 and
16,220,648 shares outstanding	16,396	16,221
Additional paid-in capital	58,510	52,738
Retained earnings	336,745	332,099
Accumulated other comprehensive income (loss)	(66,308)	(62,802)
Total shareholders' equity	345,343	338,256
Total liabilities and shareholders' equity	$661,162	$677,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Unaudited)
(Dollars in thousands)

(Dollars in thousands)	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	$16,221	$52,738	$332,099	$(62,802)	$338,256

Comprehensive income (loss):
Net income (loss):	-	-	4,646	-	4,646
Other comprehensive income (loss):
Foreign currency translation, net of tax	-	-	-	(4,886)	(4,886)
Unrealized loss on marketable securities, net of tax	-	-	-	1,168	1,168
Unrealized loss on derivative instruments, net of tax	-	-	-	212	212
Total comprehensive income (loss)	-	-	4,646	(3,506)	1,140
Stock options exercised	115	3,312	-	-	3,427
Stock issued to directors	15	(15)	-	-	-
Shares issued for employees stock purchase plan	15	398	-	-	413
Shares issued for restricted stock	30	(601)			(571)
Stock-based compensation expense	-	2,678	-	-	2,678
Balance at June 30, 2012	$16,396	$58,510	$336,745	$(66,308)	$345,343

The accompanying notes are an integral part of the condensed consolidated financial statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities:
Net income (loss)	$4,646	$21,563
Loss (earnings) from discontinued operations	108	2,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,561	13,149
Stock-based compensation expense	2,678	3,610
Loss from long-term investments	3,245	-
Deferred income taxes	(1,050)	2,148
Equity in undistributed income of unconsolidated joint ventures, net	(1,962)	(2,751)
Dividends received from unconsolidated joint ventures	2,929	2,762
Pension and postretirement benefits	6,718	2,970
Gain from the sale of property, plant and equipment	(579)	(1,900)
Impairment of assets	539	-
Amortization of inventory fair value	-	1,805
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(3,340)	(12,114)
Accounts receivable, joint ventures	(778)	(917)
Inventories	3,018	(12,107)
Pension contribution	(16,000)	-
Other current assets	(3,331)	(3,203)
Accounts payable and other accrued expenses	(7,433)	(22,097)
Other, net	1,332	767
Net cash provided by (used in) operating activities of continuing operations	4,301	(3,381)
Net cash provided by (used in) operating activites of discontinued operations	-	(2,979)
Net cash provided by (used in) operating activites	4,301	(6,360)

Investing Activities:
Capital expenditures	(10,767)	(8,006)
Proceeds from short-term investments	25,438	4,000
Proceeds from the sale of property, plant and equipment, net	1,979	5,900
Deferred purchase price for previous acquisition of business	(3,100)	-
Acquisition of business, net of cash received	-	(139,825)
Net cash provided by (used in) investing activities of continuing operations	13,550	(137,931)

Financing Activities:
Proceeds from long term borrowings	-	145,000
Repayment of debt principal and long term lease obligation	(2,992)	(10,000)
Payment of long term borrowings acquired through acquisition	-	(7,452)
Proceeds from sale of capital stock, net	3,427	5,464
Issuance of restricted stock shares	(571)	-
Proceeds from issuance of shares to employee stock purchase plan	413	396
Net cash provided by (used in) financing activities of continuing operations	277	133,408

Effect of exchange rate fluctuations on cash	(2,070)	2,395

Net increase (decrease) in cash and cash equivalents	16,058	(8,488)

Cash and cash equivalents at beginning of year	79,728	80,135

Cash and cash equivalents at end of quarter	$95,786	$71,647

Supplemental disclosure of noncash investing and financing activities
Capital lease obligation acquired through acquisition	$-	$10,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying statements of financial position and related interim statements of comprehensive income (loss), statements of shareholders equity, and statements of cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.

For all periods and amounts presented, reclassifications have been made for discontinued operations. On December 31, 2011 the Thermal Management Solutions business, which had been a separate operating segment, was discontinued.  See Note 17-Discontinued Operations for further discussion.

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

(Dollars in thousands)	Carrying amount as of June 30, 2012	Level 1	Level 2	Level 3
Foreign currency option contracts	$-	$-	$-	$-

Copper derivative contracts	(82)	-	(82)	-

Auction Rate Securities

During the first quarter of 2012, we liquidated our auction rate security portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss) in our condensed consolidated statements of comprehensive income (loss). Since the markets for these securities failed in the first quarter of 2008, we had redeemed $24.9 million of these securities, mostly at par prior to the liquidation in the first quarter of 2012.  Since par value redemptions had slowed in recent quarters with no clear path for full redemption over the next several years and the rate of return on these securities was very low, management determined that a discounted redemption in the first quarter of 2012 was in the best interests of the Company as the cash could be better utilized for other purposes going forward.

Prior to the first quarter of 2012, we had recognized an Other–than-temporary impairment (OTTI) on these securities. An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

When an OTTI of a security occurs, the amount of the OTTI recognized in earnings depends on whether the security holder intended to sell the security or it is more likely than not that the holder would be required to sell the security before recovery of its cost basis. If the holder does not intend to sell the security and it is not more likely than not that the holder would be required to sell the security before the recovery of its cost basis, the other-than-temporary loss would be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors.  The amount representing the credit loss would be recognized in earnings, and, the remaining amount would be recorded in other comprehensive income. This is the approach we used to recognize the OTTI taken prior to liquidation in the first quarter of 2012.  The amount representing the credit loss would have been recognized in earnings, and as long as the factors above were not met, the remaining amount would have been recorded in other comprehensive income.

Prior to the first quarter of 2008, our available-for-sale auction rate securities were recorded at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at the end of the first quarter of 2008, and all of our auction rate securities had been in a loss position since that time until we redeemed them in the first quarter of 2012. Given the lack of unobservable inputs in the auction markets since the first quarter of 2008, such securities were considered Level 3 securities.

Due to our belief that it would have taken more than twelve months for the auction rate securities market to recover, these securities were classified as long-term assets, except for those that were scheduled to be redeemed within a twelve month period, which were classified as short-term investments.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions at par	-
Cash received for redemptions below par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at June 30, 2012	$-

There were no credit losses recognized for the six months ended June 30, 2012.  Below is a roll forward of credit losses recognized in earnings for the six months ended June 30, 2011.

(Dollars in thousands)
Credit Losses
Balance at December 31, 2010	$917
Credit losses recorded	39
Reduction in credit losses due to redemptions	(71)
Balance at June 30, 2011	$885

Derivatives Contracts

As of June 30, 2012, the carrying value of our derivative instruments was approximately $0.1 million.  As further explained below in Note 3, “Hedging Transactions and Derivative Financial Instruments”, we are exposed to certain risks relating to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk, particularly related to copper pricing.  The fair value of any foreign currency option derivatives is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and by reference to market values resulting from an over-the-counter market or obtaining market data for similar instruments with similar characteristics.  As of June 30, 2012, we did not have any outstanding foreign currency derivative contracts.

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

Note 3 – Hedging Transactions and Derivative Financial Instruments

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the condensed consolidated statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of comprehensive (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.

As of the end of the second quarter of 2012, we have two contracts in place to hedge our exposure related to the purchase of copper at our German subsidiary, Curamik.  These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices.  These two contracts cover our 2012 monthly copper exposure and qualify for hedge accounting treatment; therefore, any mark-to-market adjustments on these contracts are recorded in accumulated other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position. At June 30, 2012, the term loan debt represents $95.0 million of our outstanding facility.  The interest rate swap results in the variable portion of the interest rate for this portion of the debt being fixed at 0.075% for the period from July 2013 to June 2016. (At June 30, 2012, the rate charged on this debt is 0.25% on the variable portion of the rate plus a spread of 2.25%.)

In July 2012, we entered into an interest rate swap derivative instrument to hedge the variable portion of the interest rate on 65% of the term loan debt, effective July 2013. This transaction has been designated as a cash flow hedge.

Notional Value of Copper Derivatives
Copper	70 metric tons per month

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the six-month period ended June 30, 2012		Fair Values of Derivative Instruments as of June 30, 2012
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$81	$-

Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income (loss)	(82)	(82)

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

Curamik, founded in 1983, is the worldwide leader for the development and production of direct bonded copper ceramic substrate products which are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules, that enable a wide range of products, including high efficiency industrial motor drives, wind and solar energy converters and electrical systems in automobiles.  Most of Curamik’s products are manufactured using state of the art automated processes in its facility located in Eschenbach.

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

Total costs incurred related to the acquisition were approximately $3.4 million, of which $1.3 million were incurred in the first quarter of 2011 and $2.1 million in the fourth quarter of 2010.  They are included in “Selling and administrative expenses” on our condensed consolidated statements of comprehensive income (loss).

Note 5 - Inventories

Inventories were as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Raw materials	$30,517	$30,655
Work-in-process	15,982	14,919
Finished goods	28,179	32,746
	$74,678	$78,320

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net income (loss)	$6,455	$12,128	$4,646	$21,563
Foreign currency translation adjustments	(10,857)	6,298	(4,886)	21,262
Unrealized gain (loss) on marketable securities, net of tax	-	420	1,168	501
Unrealized gain (loss) on derivative instruments, net of tax	(43)	-	212	-
Comprehensive income (loss)	$(4,445)	$18,846	$1,140	$43,326

The components of accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Foreign currency translation adjustments	$989	$5,875
Funded status of pension plans and other postretirement benefits, net of tax	(67,239)	(67,239)
Unrealized gain (loss) on derivative instruments, net of tax	(58)	(270)
Unrealized gain (loss) on marketable securities, net of tax	-	(1,168)
Accumulated other comprehensive income (loss)	$(66,308)	$(62,802)

Note 7- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Income (loss)	$6,455	$13,432	$4,754	$24,497
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	16,309	15,945	16,271	15,919
Effect of dilutive stock options	555	733	572	685
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	16,864	16,678	16,843	16,604

Basic income (loss) per share:	$0.40	$0.84	$0.29	$1.54
Diluted income (loss) per share:	0.38	0.81	0.28	1.48

Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	June 30, 2012	June 30, 2011
Anti-dilutive shares excluded	932,104	722,903

Note 8 – Stock-Based Compensation

Equity Compensation Awards

Stock Options

Stock options have been granted under various equity compensation plans.  While we may grant options to employees that become exercisable at different times or within different periods, we have generally granted options to employees that vest and become exercisable in one-third increments on the 2nd, 3rd and 4th anniversaries, of the grant dates.  The maximum contractual term for all options is normally ten years.

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and six month periods ended June 30, 2012 and 2011 were calculated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Options granted	-	58,550	46,950	58,550
Weighted average exercise price	$-	$47.89	$41.27	$47.89
Weighted-average grant date fair value	-	22.30	19.08	22.30

Assumptions:
Expected volatility	-	45.15%	47.70%	45.15%
Expected term (in years)	-	6.0	5.9	6.0
Risk-free interest rate	-	2.64%	1.43%	2.64%
Expected dividend yield	-	-	-	-

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

Expected dividend yield – We do not currently pay dividends on our common stock; therefore, a dividend yield of 0% was used in the Black-Scholes model.

In most cases, we recognize expense using the straight-line attribution method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 3% and applied that rate to the grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

During the three and six month periods ended June 30, 2012, we recognized approximately $0.6 million and $1.3 million of stock option compensation expense, respectively. During the three and six month periods ended June 30, 2011, we recognized approximately $0.8 million and $1.3 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of June 30, 2012 and changes during the three and six month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	2,440,999	$37.59	4.9	$14,667,018
Options granted	-	-
Options exercised	(112,531)	29.74
Options cancelled	(28,999)	46.78
Options outstanding at June 30, 2012	2,299,469	38.07	4.8	14,513,131
Options exercisable at June 30, 2012	1,594,269	41.39	3.7	7,279,532
Options vested or expected to vest at June 30, 2012*	2,273,222	38.19	4.7	14,247,752

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2011	2,401,809	$37.54
Options granted	46,950	41.27
Options exercised	(116,491)	29.72
Options cancelled	(32,799)	44.06
Options outstanding at June 30, 2012	2,299,469

During the six month period ended June 30, 2012, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.1 million, and the total amount of cash received from the exercise of these options was $3.5 million.

Performance-Based Restricted Stock

In 2006, we began granting performance-based restricted stock grants to certain key executives.  These grants cliff vest at the end of the three-year measurement period, except for grants to those individuals who are retirement eligible during the grant period as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized ratably over the vesting period, unless the employee has an accelerated vesting schedule.  Additionally, compensation expense is increased or decreased based on changes in the estimated pay out percentages each quarter. The 2009 grant, which vested as of December 31, 2011, met the performance criteria and was paid out at 97.4% of target.

Performance Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2011	101,730
Awards granted	22,120
Stock issued	(43,750)
Awards forfeited	(6,642)
Non-vested awards outstanding at June 30, 2012	73,458

During the three and six month periods ended June 30, 2012, due to reductions in the estimated payout percentages of outstanding grants, we recognized income for performance-based restricted stock awards of approximately $0.5 million and $0.4 million, respectively.  During the three and six month periods ended June 30, 2011, we recognized expense for performance-based restricted stock awards of approximately $0.9 million and $1.1 million, respectively.

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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2011	86,707
Awards granted	46,180
Stock issued	(980)
Awards forfeited	(3,782)
Non-vested awards outstanding at June 30, 2012	128,125

During the three and six month periods ended June 30, 2012, we recognized compensation expense for time-based restricted stock awards of approximately $0.4 million and $0.9 million, respectively.  During the three and six month periods ended June 30, 2011, we recognized expense for time-based restricted stock awards of approximately $0.2 million of during each period.

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

Deferred Stock Units
Non-vested awards outstanding at December 31, 2011	27,350
Awards granted	17,600
Stock issued	(14,800)
Awards forfeited	-
Non-vested awards outstanding at June 30, 2012	30,150

For each of the three and six month periods ended June 30, 2012 and 2011, we recognized compensation expense of $0.7 million related to deferred stock units.  There was no expense associated with these grants in the first quarter of either year.

Employee Stock Purchase Plan

We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended June 30, 2012 and, 2011, and approximately $0.2 million of compensation expense associated with the six month periods ended June 30, 2012 and 2011.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)

(Dollars in thousands)
	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$1,108	$1,060	$2,297	$2,120	$149	$176	$331	$352
Interest cost	2,124	2,116	4,242	4,232	92	97	180	194
Expected return on plan assets	(2,495)	(2,591)	(4,903)	(5,182)	-	-	-	-
Amortization of prior service cost	116	150	232	300	(113)	(157)	(226)	(314)
Amortization of net loss	1,442	553	2,791	1,106	66	81	181	162
Special termination benefit	-	-	-	-	-	-	2,300	-
Adjustment to termination benefit	-	-	-	-	(707)	-	(707)	-
Net periodic benefit cost	$2,295	$1,288	$4,659	$2,576	$(513)	$197	$2,059	$394

As a result of the early retirement program that we offered in the first quarter of 2012, we incurred $1.6 million in charges related to a special termination benefit associated with our retirement health and life insurance benefits program, as we extended eligibility in the benefits to certain individuals who participated in the early retirement program.

Early in the third quarter of 2012, we made a one-time cash payment to our former President and Chief Executive Officer of approximately $6.0 million in accordance with the provisions of his retirement contract as part of his Pension Restoration Plan.  We expect that this payment will result in a settlement charge of approximately $2.1 million, which will be recognized in the third quarter of 2012.

Employer Contributions

We made $6.0 million in voluntary contributions to our qualified defined benefit pension plans during the second quarter of 2012 and $10.0 million in the first quarter of 2012.  For the first six months of 2011, we did not make any voluntary contributions.

We made no payments under our non-qualified defined benefit pension plan in the first half of 2012 and only de minimis payments were made in the first half of 2011.

Note 10 – Segment Information

Our reporting structure is comprised of the following operating segments: High Performance Foams, Printed Circuit Materials, Curamik Electronics Solutions and Power Distribution Systems and the Other reportable segment.

Segment Structure

Core Strategic
High Performance Foams
Printed Circuit Materials
Power Electronics Solutions
Curamik Electronics Solutions
Power Distribution Systems
Other

The “Power Electronics Solutions” core strategic category is comprised of  two operating segments – Curamik Electronics Solutions and Power Distribution Systems.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales

Core Strategic
High Performance Foams	$43,329	$44,021	$83,763	$83,156
Printed Circuit Materials	40,533	43,375	79,914	86,228
Power Electronics Solutions
Curamik Electronics Solutions	23,908	34,613	48,200	67,510
Power Distribution Systems	11,573	13,978	22,089	26,413
Other	7,328	7,514	14,078	16,122
Net sales	126,671	143,501	248,044	279,429

Operating income (loss)

Core Strategic
High Performance Foams	5,708	6,658	7,153	11,293
Printed Circuit Materials	3,123	4,405	2,777	9,234
Power Electronics Solutions
Curamik Electronics Solutions	(1,205)	2,855	(2,978)	3,157
Power Distribution Systems	135	1,644	(515)	3,909
Other	1,315	945	1,953	2,146
Operating income (loss)	9,076	16,507	8,390	29,739

Equity income in unconsolidated joint ventures	1,305	1,323	1,962	2,751
Other income (expense), net	261	280	122	1,629
Net realized investment gain (loss)	-	29	(3,245)	32
Interest income (expense), net	(1,072)	(1,265)	(2,262)	(2,843)
Income (loss) before income tax expense (benefit)	$9,570	$16,874	$4,967	$31,308

Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 11 – Joint Ventures

As of June 30, 2012, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31

Equity income of $1.3 million and $2.0 million for the three and six month periods ended June 30, 2012 and equity income of $1.3 million and $2.8 million for the three and six month periods ended June 30, 2011, respectively, is included in the condensed consolidated statements of comprehensive income (loss) related to the joint ventures.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$15,880	$16,783	$28,685	$34,863
Gross profit (loss)	2,608	3,211	4,433	7,535
Net income (loss)	2,610	2,646	3,924	5,502

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

Note 12 - Debt

On July 13, 2011, we entered into an amended and restated $265 million secured five year credit agreement.  This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A., as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.

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

The Amended Credit Agreement provided for the extension of credit in the form of (1) a $100.0 million term loan (which refinances outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and (2) up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement, on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolving portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

Borrowings under the Amended Credit Agreement bear interest based on one of two options.  Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio.  The base reference rate is the greater of the (1) prime rate; (2) federal funds effective rate plus 50 basis points; and (3) adjusted 1-month London interbank offered (“LIBO”) rate plus 100 basis points.  Eurocurrency loans bear interest based on the adjusted LIBO rate plus a spread of 175 - 250 basis points, depending on our leverage ratio.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.

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

As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are required to maintain certain financial covenant ratios, including a leverage ratio of no more than 3.0 to 1 and a minimum fixed charge coverage ratio (FCRR).  In the first quarter of 2012, through an amendment to the Amended Credit Agreement, the FCRR was modified from 2.5X to 1.25X of Adjusted EBITDA.  This ratio measures the Company’s ability to cover its fixed charge obligations.  The key components of fixed charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors contributed to the need for an amendment to this covenant.  The 2.5X ratio was based on a more robust set of financial projections, and these have moderated somewhat with the recent events in the marketplace and the overall global economy, particularly the situations in Europe and China.  Additionally, there were no mandatory term loan payments when the original ratio was determined. These would further stress the ratio.  Finally, an increase in planned capital investment added pressure to the ratio as well.

Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q4 2011	Q1 2012	Q2 2012
Covenant Limit	2.5x	1.25x	1.25x
Actual FCCR	2.60	2.27	2.09

As of June 30, 2012, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.6 on the leverage ratio and 2.09 on the fixed charge coverage ratio.

If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of June 30, 2012.

In connection with the establishment of the initial credit in 2010, we capitalized approximately $2.3 million of debt issuance costs and, in connection to the Amended Credit Agreement, we capitalized an additional $0.1 million of debt issuance costs in 2012. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will terminate in June 2016.  We incurred amortization expense of $0.1 million in the second quarters of 2012 and 2011, respectively, and expenses of $0.2 million in the first six months of 2012 and 2011, respectively.  At June 30, 2012, we have approximately $2.0 million of credit facility costs remaining to be amortized.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first six months of 2012, we made principal payments of $2.5 million on the debt. We made $22.5 million of principal payments in fiscal 2011.  We are obligated to pay $10.0 million on this debt obligation within the next 12 months but anticipate paying down $27.5 million.  As of June 30, 2012, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $95.0 million of term loan debt and $25.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.

In addition, at June 30, 2012 we had the following standby letter of credit (LOC) and guarantee that were backed by the Amended Credit Agreement, as amended:

●	$1.1 million letter of credit to guarantee Rogers workers compensation plan;
●	$0.6 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOC or guarantee as of June 30, 2012 or December 31, 2011.

Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We have an option to purchase the property in either 2013 or upon the expiration of the lease 2021 at a price which is the greater of (i) the then-current market value; and (ii) the fiscal residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of June 30, 2012 is $8.5 million.  Amortization expense related to the capital lease was $0.1 million in each of the three month periods ending June 30, 2012 and 2011, and $.2 million in each of the six month periods ending June, 30 2012 and 2011.  These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of other comprehensive income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of other comprehensive income (loss).  (See “Interest” section below for further discussion.)

Interest

We incurred interest expense on our outstanding debt of $0.7 million and $1.5 million in the three and six month periods ended June 30, 2012, respectively, and $1.0 million and $2.1 million in the three and six months ended June 30, 2011, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2012, respectively, and of approximately $0.2 million and $0.4 million in the three and six month periods ended June 30, 2011.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, effective July 2013.  At June 30, 2012, the term loan debt amounted to $95.0 million.  This interest rate swap results in the interest rate for this portion of the debt being set at 0.75% and is for the period from July 2013 to June 2016.

We also incurred interest expense on the capital lease of $0.4 million and $0.8 million in the three and six month periods ended June 30, 2012, respectively, and of $0.3 million and $0.7 million in the three and six month periods ended June 30, 2011, respectively.

Restriction on Payment of Dividends

Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 13 – Goodwill and Intangible Assets

Definite Lived Intangible Assets

(Dollars in thousands)	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,006	$177	$829	$879	$140	$739
Technology	35,095	6,335	$28,760	35,769	4,655	31,114
Covenant-not-to-compete	968	235	$733	956	135	821
Customer relationships	19,544	1,625	$17,919	19,851	1,315	18,536
Total other intangible assets	$56,613	$8,372	$48,241	$57,455	$6,245	$51,210

Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.

Amortization expense for the three and six month periods ended June 30, 2012 was approximately $1.0 million and $2.2 million, respectively. Amortization expense for the three and six month periods ending June 30, 2011 was approximately $1.4 million and $2.9 million, respectively. The estimated annual future amortization expense is $2.2 million, $5.7 million, $5.7 million, $5.5 million and $5.1 million for the remainder of 2012, 2013, 2014, 2015 and 2016, respectively.  These amounts could vary based on changes in foreign currency exchange rates.

The weighted average amortization period as of June 30, 2012, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	9.1
Technology	6.1
Covenant not-to-compete	3.7
Customer relationships	9.3
Total other intangible assets	7.3

On January 4, 2011 we acquired Curamik, which contributed $52.4 million of intangible assets and $79.8 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships and include $5.3 million of indefinite-lived intangible assets comprised of trademarks, which are assessed for impairment annually.  The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.

Goodwill

The changes in the carrying amount of goodwill for the period ending June 30, 2012, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik Electronics Solutions	Power Distribution Systems	Other	Total
December 31, 2011	$22,597	$-	$77,357	$-	$2,224	$102,178
Foreign currency translation adjustment
	195	-	(1,779)	-	-	(1,584)
June 30, 2012	$22,792	$-	$75,578	$-	$2,224	$100,594

Note 14 – Commitments and Contingencies

We are currently engaged in the following environmental and legal proceedings:

Superfund Sites

We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.

Chatham Superfund Site - Currently, this proceeding is at a stage where it is not possible to estimate the ultimate cost of remediation, or the timing and extent of remedial action that may be required by governmental authorities.  It is also not possible to estimate the amount of our liability, if any, alone or in relation to that of any other PRPs.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17.0 million to $24.0 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of June 30, 2012, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

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

In addition, during the first quarter of 2010, we discovered PCB contamination in the building at our Woodstock, Connecticut facility, due to it having contained the equipment that was the source of the original PCB soil contamination.  Remediation of the contamination within the facility is currently projected to cost between $1.0 million and $2.6 million; therefore, we recorded a liability of $1.0 million related to the building contamination, which represents the low end of the estimated range, as no other amount in the range was more probable at that time.  To date, we have incurred $0.3 million in remediation costs at the site and the reserve at June 30, 2012 is $0.7 million which we believe is adequate to cover the remaining remediation work.

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

We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 30, 2012, there were 298 pending claims compared to 242 pending claims at December 31, 2011.  The number of open claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 298 claims pending as of  June 30, 2012,  71 claims do not specify the amount of damages sought,  224 claims cite jurisdictional amounts, and only three (3) claims (approximately 1.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these three (3) claims, one (1) claim alleges compensatory and punitive damages of $20 million each; one (1) claim alleges compensatory damages of $65 million and punitive damages of $60 million and one (1) claim alleges compensatory and punitive damages of $1 million each.  These three (3) claims name between ten (10) and 109 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.

We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011 was significantly higher than in 2010.  However, it is still too early to be able to determine if this is a meaningful trend even though more such lawsuits were filed against us in the first two quarters of 2012 compared to the comparable period in 2011. Regardless, these new claims, and all previously filed claims, may take a significant period of time to resolve.

●	Defenses

In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products.  We continue to believe that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss.  This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products.  In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the asbestos containing products that we manufactured.  Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

●	Dismissals and Settlements

Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the six months ended June 30, 2012, we were able to have 44 claims dismissed and settled nine (9) claims.  For the year ended December 31, 2011, 120 claims were dismissed and eight (8) were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $3.1 million for the six months ended June 30, 2012, compared to $8.1 million for the year ended 2011.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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

National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we currently believe that five years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty.

●	Insurance Coverage

Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  Marsh USA, Inc., a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with certain industry practices, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

●	Cost Sharing Agreement

To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims.  The current cost sharing agreement between us and such insurance carriers is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted.  This four year agreement expires on January 25, 2015 and replaced an older agreement that had expired.

●	Impact on Financial Statements

Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them further updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims. As of December 31, 2011, the estimated liability and estimated insurance recovery, for the five-year period through 2016, was $28.8 million and $28.4 million respectively.  During the first quarter of 2012, NERA and Marsh provided revised projections for the asbestos liability and related insurance receivable, which resulted in revised projections for the five-year period through 2016 of $27.9 million and $27.7 million for the estimated liability and insurance receivable, respectively.

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

Other Environmental and General Litigation

●
In the second quarter of 2010, the CT DEEP contacted us to discuss a disposal site in Killingly, Connecticut.  We are currently in the very early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement.  Currently, we do not know the nature and extent of any alleged contamination at the site, how many parties could be potentially involved in any remediation, if necessary, or the extent to which we could be deemed a potentially responsible party.  CT DEEP has not made any assessment of the nature of any potential remediation work that may be done, nor have they made any indication of any potential costs associated with such remediation.  Therefore, based on the facts and circumstances known to us at the present time, we are not able to estimate the probability of incurring a contingent liability related to this site, nor or we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time. We continually monitor this situation and are in correspondence with the CT DEEP as appropriate.  When and if facts and circumstances related to this mater change, we will review our position and our ability to estimate the probability of any potential loss contingencies, as well as the range of any such potential exposure.

●
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP).  As part of this program, we have recently started conversations with the CT DEEP to begin to determine if any corrective actions need to be taken at the site related to any potential contamination issues. We are currently in the very early stages of this evaluating this matter and have initiated internal due diligence work related to the site to better understand any potential issues. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found.  Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to this site, nor or we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time.

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

Note 15 – Income Taxes

Our effective tax rate was 32.5% in the second quarter of 2012 as compared to 20.4% in the second quarter of 2011. On a year to date basis, the effective tax rate was 4.3% in the first six months of 2012 as compared to 21.8% in the first half of 2011. In the second quarter of 2012, our tax rate was higher than in the second quarter of 2011 due primarily to a shift of income generated in those periods to higher taxing jurisdictions in the second quarter of 2012. In the first half of 2012, our tax rate benefited from certain discrete items, including a $1.5M benefit related to the reversal of the valuation allowance related to the sale of the auction rate securities portfolio, as compared to the first half of 2011 which drove the lower effective tax rate in the first half of 2012 as compared to the first half of 2011. In both the first half of 2012 and 2011, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%. We project the effective tax rate will be 26% for the balance of 2012, with some quarter to quarter volatility.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  A valuation allowance for deferred tax assets is recorded to the extent we cannot determine if it is more likely than not that we will ultimately realize our deferred tax assets. In determining the need for a valuation allowance, we assess the available positive and negative evidence as well as consider available tax planning strategies. As of June 30, 2012, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

We may in appropriate circumstances undertake tax planning strategies that provide a basis for the realization of a portion of our U.S. deferred tax assets.  Such a strategy to utilize these assets would be based primarily upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income and utilizing our foreign tax credits before they expire.  We would undertake such a strategy to realize such tax benefits prior to expiration only if we determined it was reasonable, prudent, and feasible. Accordingly, because we believe it is reasonably likely this strategy will be available, along with other positive evidence, we recognized our foreign tax credit and deferred tax assets at June 30, 2012 and June 30, 2011, respectively.

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity’s financial statements.  We are subject to income taxes in the United States and in numerous foreign jurisdictions.  No provision is made for U.S. income taxes on the undistributed earnings of substantially all of our wholly-owned foreign subsidiaries because such earnings are indefinitely reinvested in those companies. If circumstances change and it becomes apparent that some or all of the undistributed earnings of our wholly-owned foreign subsidiaries will not be indefinitely reinvested, a provision for the tax consequences, if any, will be recorded in the period in which the circumstances change.

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2012, we have approximately $1.8 million of accrued interest related to uncertain tax positions included in the $18.6 million of unrecognized tax benefits, $11.3 million of which, if recognized, would impact the effective tax rate.

We are subject to numerous tax filings including U.S. Federal, various state and certain foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2008 – 2011; various states: 2007 – 2011; and foreign: 2007 – 2011.

Note 16 – Restructuring/ Impairment Charges

In the first half of 2012, we began several initiatives to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future.  The goal of these initiatives is to become a more streamlined organization both from an organizational and cost perspective, with efficient manufacturing capabilities that is focused on meeting our customer’s needs.

First Quarter 2012:

In the first quarter of 2012, we announced several initiatives as part of the streamlining plan. These initiatives included the following:
●	Implementing an early retirement program for certain eligible employees;
●	Realigning our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company;
●	Exiting the Thermal Management Solutions business (previously announced in the fourth quarter of 2011);
●	Initiating a plan to shut down the Power Distribution Systems startup operation in North America, which is anticipated to be completed in the third quarter of 2012; and
●	Liquidating our remaining auction rate securities.

Second Quarter 2012:

In the second quarter of 2012, we announced several additional streamlining actions as follows:

●
We announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which is scheduled to be completed by the end of 2012.  The manufacture of certain silicone foam materials produced in the Bremen facility will be consolidated into our existing facility in Carol Stream, Illinois.  The expenses and charges related to the termination of the operations at the Bremen facility are estimated to be approximately $3.1 million and are comprised primarily of (i) $0.9 million for the early termination of the lease on the building; (ii) $0.8 million for severance charges for employees in Bremen; (iii) $1.1 million  impairment of certain assets; and (iv) $0.3 million of costs to remove and transport certain equipment to Carol Stream and prepare the building for return to the landlord.  We recognized approximately $1.5 million of these charges in the second quarter of 2012, and expect to recognize the remaining charges in the second half of 2012.

●
We made the decision to cease production of our non-woven composite materials products in an effort to redeploy resources to focus on our Core Strategic segments.  Sales of these products have been steadily declining for several years and totaled approximately $1.4 million in the second quarter of 2012 and $4.8 million in fiscal 2011.  The shutdown of production is expected to occur by the end of 2012 and is not expected to have a material impact on our overall operations.  No material charges are expected from this initiative.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in the second quarter and first six months of 2012.

(Dollars in thousands)
	Three Months Ended	Six Months Ended
Cost of Sales	June 30, 2012	June 30, 2012

High Performance Foams
Accelerated depreciation expense related to Bremen shut-down	$585	$585
Inventory impairment related to Bremen shut-down	191	$191
Power Distribution Systems
Accelerated depreciation expense related to U.S. shut-down	360	360
Total charges for cost of sales	$1,136	$1,136

Restructuring and Impairment

High Performance Foams
Fixed asset impairment for Bisco and Poron asset disposal	$-	$79
Severance and related costs (1)	670	$3,088

Power Distribution Systems
Impairment of investment related receivable	264	264
Severance and related costs (1)	(13)	477

Printed Circuit Materials
Severance and related costs (1)	(276)	$3,046

Curamik Electronics Solutions
Severance and related costs (1)	213	957

Other
Severance and related costs (1)	(28)	303
Total charges for restructuring and impairment	$830	$8,214

(1) For the three and six month periods ended June 30, 2012, this line item includes an estimated change of 2.3 million recorded in the first quarter of 2012, offest by a favorable adjustment of $0.7 million recorded in the second quarter of 2012. Total net charge of $1.6 million, for the first six months of 2012, was related to the early retirement program implemented in the first quarter of 2012.

A summary of the activity in the severance accrual as of June 30, 2012 and changes during the three month period then ended is as follows:

(Dollars in thousands)
June 30, 2012
Balance at March 31, 2012	$4,545
Provisions	1,273
Payments	(1,911)
Balance at June 30, 2012	$3,907

Note 17 – Discontinued Operations

In the fourth quarter of 2011, we made the strategic decision to end the operations of our TMS operating segment.  We had invested in its operations for the last few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. For the six month period ended June 30, 2012, operating losses of $0.1 million, net of tax, were reflected as discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). There was no activity for this segment in the second quarter of 2012. For the three and six month periods ended June 30, 2011, operating losses of $1.3 million and $2.9 million, net of tax, respectively, were reflected as discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). Net sales associated with the discontinued operations were $0.1 million for the six months ended June 30, 2012 and for the three and six month periods ended June 30, 2011.  There was no sales activity for the second quarter of 2012.

Note 18 – Subsequent Events

On July 17, 2012, we committed to a plan to move Curamik’s final inspection operations of our indirect wholly owned subsidiary Curamik Electronics GmbH (“Curamik”) from Curamik’s manufacturing site in Eschenbach, Germany to Hungary.  The move is expected to enable more cost effective performance of the inspecting operations, which is an important part of Curamik’s manufacturing process for direct bonded copper ceramic substrates.  We expect the move to be substantially complete by the end of 2012 or early in 2013 and related expenses and charges will be incurred over that time period.  These expenses and charges, which cannot be reasonably estimated at this time, will include, without limitation, the following major components: (i) costs associated with the separation from employment of employees at the Eschenbach facility; and; (ii) costs to start up the new facility in Hungary.

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

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the sovereign debt crisis being experienced globally; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility that we may be required to recognize impairment charges against goodwill and non-amortizable assets in the future; increases in our employee benefit costs could reduce our profitability; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials; changes in environmental regulation, which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2011 and previously filed Form 10-Q's.

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

Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company – continued growth of the internet, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets.  We will continue to focus on business opportunities and invest in expansion around the globe.  Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selective markets.  To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.

2012 Second Quarter Executive Summary

In the second quarter of 2012, we achieved quarterly sales of $126.7 million, an 11.7% decrease from the second quarter of 2011 sales of $143.5 million.  Net income, from continuing operations, declined by 51.9% from $13.4 million in the second quarter of 2011 to $6.5 million in the second quarter of 2012.  Net income from continuing operations, included approximately $1.4 million of net one-time charges related to stream-lining initiatives, including the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, all of which are further described in the following commentary. Overall, our High Performance Foams operating segment is performing well as sales volumes remained relatively consistent quarter over quarter and improved by 7.2% on a sequential basis from the first quarter of 2012.  Our Printed Circuit Materials operating sales volumes are down by 6.6% quarter over quarter, but up by 2.9% from the first quarter of 2012, and we believe that future prospects remain strong in this segment, particularly as spending in wireless infrastructure is projected to increase in the future.  Our Curamik Electronics Solutions and Power Distribution Systems operating segments have both struggled in 2012 as their primary target markets of transportation infrastructure and wind and solar power have experienced significant declines in spending in Europe and China, as the economic situation in both regions has resulted in the government scaling back on many spending initiatives.  Sales for Curamik Electronic Solutions are down by 30.9% quarter over quarter, but down by only 1.6% as compared to the first quarter of 2012, while Power Distributions Systems sales are down by 17.2% quarter over quarter, but increased by 10.0% as compared to the first quarter of 2012.  We anticipate that many of the infrastructure spending projects in Europe and China will return in the future, although the timing of such projects remains unclear and we believe that the wind and solar markets will continue to struggle for the foreseeable future.

During the first half of 2012, our management team, under the guidance of our new President and Chief Executive Officer, Bruce D. Hoechner, started to implement several measures to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future.  The goal of these initiatives is to become a more streamlined organization, both from an organizational and cost perspective that is focused on customer needs, with efficient manufacturing capabilities.

Specifically, in the first quarter of 2012, we took the following actions:  (i)  implemented an early retirement program for certain eligible employees; (ii)  realigned our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company; (iii) exited the Thermal Management Systems business (previously announced in the fourth quarter of 2011); (iv) initiated a plan to shut down the Power Distribution Systems start-up operation in North America, which should be completed in the third quarter of 2012; and (v) liquidated our remaining auction rate securities.

Further, in the second quarter of 2012, we announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which is scheduled to be completed by the end of 2012.  Certain manufacturing capability at this location will be relocated to our Carol Stream, Illinois, facility, while other unprofitable product lines will be shut down.  We expect to incur approximately $3.1 million of charges as a result of this initiative and recognized approximately $1.5 million in the second quarter of 2012.  We also decided to shut down the operations of our  non-woven composite materials product lines at our facility in Rogers, Connecticut.  These product lines have gradually declined for many years and we anticipate that the shutdown of these lines will be completed by the end of 2012.  No material charges will result from this initiative.

Overall, as a result of these streamlining and rationalization initiatives, we incurred approximately $12.7 million of net pre-tax one-time charges in the first half of 2012 ($7.5 million after tax), with approximately $2.1 million recognized in the second quarter of 2012 ($1.4 million net of tax) and $10.6 million in the first quarter of 2012 ($6.1 million net of tax).  We anticipate these actions will result in annualized cost savings of approximately $13.0 million by the fourth quarter of 2012.
We will continue to pursue other initiatives aimed at further streamlining our business and reducing our overall cost structure, enabling us to continue to profitably grow the Company.  Early in the third quarter of 2012, we announced a plan to relocate the final inspection operations of our Curamik Electronics Solutions’ operating segment from our facility in Eschenbach, Germany to Hungary. The move is expected to enable more cost effective performance of the inspecting operations. We expect the move to be substantially complete by the end of 2012 or early in 2013 and related expenses and charges will be incurred over that time period, including charges related to a reduction in force at the German facility, as well as startup costs for the new facility in Hungary, but we are not able to reasonably estimate those charges at this time.

While we will always look for ways to improve and streamline our Company, we expect these announced initiatives to extend over the remainder of 2012 and into 2013 and that these actions will, ultimately, position the Company to achieve its strategic vision, while increasing value to our shareholders.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	29.1%	33.8%	29.6%	32.6%

Selling and administrative expenses	17.7%	18.4%	18.9%	18.1%
Research and development expenses	3.6%	3.9%	4.0%	3.9%
Restructuring and impairment charges	0.7%	0.0%	3.3%	0.0%
Operating income (loss)	7.2%	11.5%	3.4%	10.6%

Equity income in unconsolidated joint ventures	1.0%	0.9%	0.8%	1.0%
Other income (loss), net	0.2%	0.2%	0.0%	0.6%
Net realized gains (losses)	0.0%	0.0%	(1.3%)	0.0%
Interest income (expense), net	(0.8%)	(0.9%)	(0.9%)	(1.0%)
Income (loss) before income taxes	7.6%	11.8%	2.0%	11.2%

Income tax expense (benefit)	2.5%	2.4%	0.1%	2.4%

Income (loss) from continuing operations	5.1%	9.4%	1.9%	8.8%

Net Sales

Net sales in the second quarter of 2012 were $126.7 million as compared to $143.5 million in the second quarter of 2011, a decrease of 11.7%.  On a year to date basis, sales in the first half of 2012 were $248.0 million, a decline of 11.2% from $279.4 million in the first half of 2011.  The decline in sales on both a quarterly and year to date comparison basis is primarily attributable to volume decreases in three of our Core Strategic operating segments, Curamik Electronic Solutions, Printed Circuit Materials, and Power Distribution Systems, while sales in the High Performance Foams operating segment were relatively flat year over year for both periods.  Overall, our sales were negatively impacted by weakness in certain core markets, including wireless infrastructure, mass transit, and wind and solar markets, driven by the economic situations in Europe and China. Also impacting sales levels were negative effects from foreign currency exchange rates, as the depreciation of the Euro against the U.S. dollar drove a 2.5% or $3.6 million decrease in net sales during the second quarter of 2012 and a 1.7% or $4.6 million decrease on a year to date basis.  See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin

Gross margin as a percentage of sales decreased from 33.8% in the second quarter of 2011 to 29.1% in the second quarter of 2012. Margins also decreased from 32.6% in the first half of 2011 to 29.6% in the first half of 2012. Second quarter and first half of 2012 results included approximately $1.1 million of one-time charges related to the shutdown of Power Distribution Systems operations in Arizona and High Performance Foams operations in Bremen, Germany. These charges were accelerated depreciation as the useful lives of certain equipment used in the manufacturing process were shortened.  These charges negatively impacted second quarter 2012 results by approximately 90 basis points and first half 2012 results by approximately 40 basis points.  The first half of 2011 results included approximately $1.8 million of one-time non-cash costs incurred in the first quarter of 2011 related to the write up of Curamik inventory to fair value as required under purchase accounting, negatively impacting margins by approximately 130 basis points.  The decline in volumes during the second quarter and first half of 2012, as compared to the comparable prior year periods, negatively impacted margin by approximately 200 basis points in each period, respectively.  Inventory fluctuations also negatively impacted margins during the second quarter and the first half of 2012 as inventory levels declined by approximately 8.2% and 4.7%, respectively, during those periods, which negatively impacted margins by approximately 100 basis points in the second quarter of 2012 and approximately 30 basis points in the first half of 2012.  These declines were the result of the Company managing inventory closely to better align inventory levels with the lower sales volumes experienced during the second quarter and first half of 2012 as compared to the comparable prior year periods.  Conversely, in the second quarter and first half of 2011, inventory levels increased by approximately 10.3% and 19.5%, respectively, which favorably impacted margins by approximately 100 basis points in both the second quarter and first half of 2011.  These increases are attributable to the ramp up in sales volumes experienced during the first half of 2011, as well as the startup of production in our Printed Circuit Materials manufacturing operation in Suzhou, China.  We expect that margins will gradually improve as the impacts of our streamlining initiatives are realized, as well as if and when sales volumes improve.

Selling and Administrative Expenses

Selling and administrative expenses declined 15.0% from $26.4 million in the second quarter of 2011 to $22.5 million in the second quarter of 2012.  As a percentage of sales, selling and administrative expenses declined from 18.4% in the second quarter of 2011 to 17.7% in the second quarter of 2012.  The $3.9 million quarterly decline in expenses was primarily driven by a reduction of $3.3 million in incentive and equity compensation costs due to the performance of the business in 2012 as compared to 2011.  This decline was partially offset by a $1.0 million increase in costs related to the defined benefit pension and retiree medical plans in the second quarter of 2012 as compared to the second quarter of 2011, due to unfavorable changes to market assumptions that drive the pension calculations for accounting purposes. The remaining decrease in selling and administrative costs for the quarter can be primarily attributable to the streamlining and cost reduction efforts that were initiated in the first quarter of 2012.

On a year to date basis, selling and administrative expenses declined 7.1% from $50.5 million in the first half of 2011 to $46.9 million in the first half of 2012.  As a percentage of sales, selling and administrative expenses increased slightly from 18.1% in the first half of 2011 to 18.9% in the first half of 2012.  The $3.6 million decline in expenses was primarily driven by a reduction of $4.2 million in incentive and equity compensation costs due to the performance of the business in 2012 as compared to 2011.  This decline was partially offset by a $3.1 million increase in costs related to the defined benefit pension and retiree medical plans in the first half of 2012 as compared to the first half of 2011, due to unfavorable changes to market assumptions that drive the pension calculations for accounting purposes. The remaining decrease in selling and administrative costs for the quarter can be primarily attributable to the streamlining and cost reduction efforts that were initiated in the first half of 2012.

Research and Development Expenses

Research and development (R&D) expense declined by 19.6% from $5.6 million in the second quarter of 2011 to $4.5 million in the second quarter of 2012.  Year to date, R&D expense declined by 9.3% from $10.8 million in the first half of 2011 to $9.8 million in the first half of 2012.  As a percentage of sales, research and development expenses were relatively consistent both on a quarterly and year to date basis.  In the second quarter of 2012, R&D expenses as a percentage of sales were 3.6% as compared to 3.9% in the second quarter of 2011 and, on a year to date basis, 4.0% in 2012 as compared to 3.9% in 2011.  The overall decline in spending on both a quarterly and year to date basis can be primarily attributable to our overall streamlining initiatives and intent to invest a certain percentage of our sales back into R&D activities.  Going forward, in the near term, we believe that our R&D spending as a percentage of sales will continue to remain consistent with levels incurred in the most recent quarters and average in the 3%-5% range.

Equity Income/Loss in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was $1.3 million in both the second quarters of 2012 and 2011.  In the first half of 2012, equity income in unconsolidated joint ventures was $2.0 million as compared to $2.8 million in the first half of 2011.  While the quarter over quarter results are consistent, the overall year to date decline in operating results at the joint ventures is due primarily to the softening in certain domestic and export markets in Japan, particularly in LCD televisions, domestic mobile phones and general industrial applications.

Other Income/Expense, Net

In the second quarter of 2012 and 2011, other income/expense, net was income of approximately $0.3 million in both periods.  On a year to date basis, other income/expense, net was income of $0.1 million in the first half of 2012 as compared to income of $1.6 million in the first half of 2011. The results for the first half of 2011 included a one-time gain on the sale of a building in China of approximately $1.9 million.  The remaining change is primarily due to the impact of unfavorable exchange rate fluctuations that resulted in expense of $0.3 million in the first half of 2012 as compared to expense of $0.6 million in the first half of 2011.

Realized Investment Gain (Loss), Net

Realized investment gain (loss), net was de minimis in the second quarter in both 2012 and 2011, as well as in the first half of 2011, while we recognized a loss of $3.2 million in the first half of 2012.  The loss was due to the liquidation of our auction rate securities portfolio in the first quarter of 2012, which resulted in the Company receiving net cash proceeds of approximately $25.4 million during such period.

Interest Income/Expense, Net

Interest expense, net, decreased from $1.3 million of expense in the second quarter of 2011 to $1.1 million of expense in the second quarter of 2012, and from expense of $2.8 million for the first half of 2011 to expense of $2.3 million in the first half of 2012.  These decreases can be attributable to lower interest expense on our debt facility, as we have paid down the principal from $145.0 million at the beginning of 2011 to approximately $120.0 million at June 30, 2012.

Income Taxes

Our effective tax rate was 32.5% in the second quarter of 2012 as compared to 20.4% in the second quarter of 2011.  On a year to date basis, the effective tax rate was 4.3% in the first six months of 2012 as compared to 21.8% in the first half of 2011.  In the second quarter of 2012, our tax rate was higher than in the second quarter of 2011 due primarily to a shift of income generated in those periods to higher taxing jurisdictions in the second quarter of 2012.  In the first half of 2012, our tax rate benefited from certain discrete items, including a $1.5M benefit related to the reversal of the valuation allowance related to the sale of the auction rate securities portfolio, as compared to the first half of 2011 which drove the lower effective tax rate in the first half of 2012 as compared to the first half of 2011.  In both the first half of 2012 and 2011, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.  We project the effective tax rate will be 26% for the balance of 2012, with some quarter to quarter volatility.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax asset based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  A valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of our deferred tax assets is more likely than not. In determining the need for a valuation allowance, we assess the available positive and negative evidence as well as consider available tax planning strategies. As of June 30, 2012, we have concluded, based on this standard, that a valuation allowance is still appropriate against a significant portion of our U.S. deferred tax assets.

We may in appropriate circumstances undertake tax planning strategies that provide a basis for the realization of a portion of our U.S. deferred tax assets.  Such a strategy to utilize these assets would be based primarily upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income and utilizing our foreign tax credits before they expire.  We would undertake such a strategy to realize such tax benefits prior to expiration only if we determined it was reasonable, prudent, and feasible. Accordingly, because we believe it is reasonably likely this strategy will be available, along with other positive evidence, we recognized our deferred tax assets related to certain foreign tax credits at June 30, 2012, and June 30, 2011, respectively.

Segment Sales and Operations

Core Strategic

High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$43.3	$44.0	$83.8	$83.2

Operating income (loss)	5.7	6.7	7.2	11.3

Our High Performance Foams operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications, such as portable communications, consumer electronics, and mass transit markets for gaskets, sealing, and cushioning applications.

We announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which is scheduled to be completed by the end of 2012.  The manufacture of certain silicone foam materials produced in the Bremen facility will be consolidated into our existing facility in Carol Stream, Illinois.  The expenses and charges related to the termination of the operations at the Bremen facility are estimated to be approximately $3.1 million and are comprised primarily of (i) the early termination of the lease on the building; (ii) severance charges for employees in Bremen; (iii) impairment of certain assets; and (iv) costs to remove and transport certain equipment to Carol Stream and prepare the building for return to the landlord. We recognized approximately $1.5 million of these charges in the second quarter of 2012, and expect to recognize the remaining charges in the second half of 2012.

Q2 2012 versus Q2 2011:

Net sales in this segment declined by 1.6% from $44.0 million in the second quarter of 2011 to $43.3 million in the second quarter of 2012. The slight decline in sales volumes was due primarily to an 11.7% decline in sales into general industrial applications.  These declines were partially offset by continued strong demand in tablet computers, which increased 3.8% quarter over quarter and for PORON® XRD® extreme impact protection materials for protective cases for smart phones and tablets, as well as sports impact apparel which incrementally increased by $1.3 million during the quarter.

Operating results declined by 14.9% from operating income of $6.7 million in the second quarter of 2011 to operating income of $5.7 million in the second quarter of 2012.  Second quarter 2012 results included approximately $1.5 million of one-time charges primarily related to the shutdown of the silicone foams manufacturing facility in Bremen, Germany.  Excluding these charges, operating results for High Performance Foams improved by approximately 7.5% quarter over quarter due to lower costs as a result of the streamlining initiatives which created better operating leverage on similar sales levels, partially offset by approximately $1.0 million of additional costs incurred related to the startup of the PORON® XRD® product line.

YTD 2012 versus YTD 2011:

On a year to date basis, net sales increased by 0.7% to $83.8 million in the first half of 2012 from $83.2 million in the first half of 2011.  Sales were driven by the continued strong demand in large touch-screen portable electronic devices, which increased by 23.6% year over year, as well as incremental sales of the segment’s newest product introduction, PORON®XRD® extreme impact materials, which added $2.1 million in sales in 2012.  These increases were partially offset by declines of sales into the wind and solar markets, which were down by 45.4%.

Operating income declined by 36.3% from $11.3 million in the first half of 2011 to $7.2 million in the first half of 2012.  2012 year to date results included approximately $3.9 million of one-time charges comprised primarily of approximately $2.3 million of net severance related charges as a result of our streamlining initiatives, as well as approximately $1.5 million of one-time charges related primarily to the shutdown of the segments silicone foams manufacturing facility in Bremen, Germany.  Excluding these charges, operating results were down slightly year over year as the change in sales mix described above negatively impacted results by approximately $1.0 million and the startup of the PORON® XRD® product line added approximately $1.6 million in additional costs.  These declines were partially offset by lower operating costs resulting from the streamlining initiatives, which created better leverage on similar sales volumes.

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$40.5	$43.4	$79.9	$86.2

Operating income (loss)	3.1	4.4	2.8	9.2

Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, primarily in wireless communications systems applications.

Q2 2012 versus Q2 2011:

Net sales in this segment declined by 6.7% from $43.4 million in the second quarter of 2011 to $40.5 million in the second quarter of 2012. The decline was due primarily to weaker global demand from many OEM’s in the wireless infrastructure market, as deployments of base-stations were softer in the second quarter of 2012 as compared to the second quarter of 2011, partially offset by increased demand in fourth generation wireless (4G) antennae applications in Korea and Japan, which resulted in a net 6.1% quarter over quarter decline in sales into this market.   Sales into high reliability applications declined by approximately 16.4% as customers continued to bring inventories into alignment with market demand.  These declines were partially offset by an over 50% increase in sales into the automotive market for radar safety and base station antenna applications, where the segment continues to get design wins with our new laminate products.

Operating results declined by 29.5% from operating income of $4.4 million in the second quarter of 2011 to operating income of $3.1 million in the second quarter of 2012.  2012 results included approximately $0.8 million of one-time benefits related primarily to an insurance reimbursement of a previously settled product liability claim of $0.5 million.  This decline in results can be primarily attributable to the decline in volumes ($1.5 million).  Also negatively impacting the quarter over quarter comparisons were inventory fluctuations, as net inventory decreased by 10.2% in the second quarter of 2012 and increased by 13.1% in the second quarter of 2011, which negatively impacted quarter over quarter comparisons by approximately $1.6 million.  These declines were partially offset by favorable product mix and lower spending as a result of our streamlining initiatives.

YTD 2012 versus YTD 2011:

On a year to date basis, net sales declined by 7.3% from $86.2 million in the first half of 2011 to $79.9 million in the first half of 2012.  The decline was due primarily to weaker sales into the wireless infrastructure market in the first half of 2012 as compared to the first half of 2011, which contributed to a 2.4% volume decline into this market.  Sales into high reliability applications also declined by 17.2% on a year to date basis, as customers continued to closely manage their inventories.  These declines were partially offset by a 38.2% increase in sales into the automotive market for radar safety sensor applications, as our new laminate products continue to gain traction in the market.

Operating results declined from operating income of $9.2 million in the first half of 2011 to operating income of $2.8 million in the first half of 2012.  2012 results included approximately $2.5 million of net one-time charges comprised primarily of $3.0 million in net severance related charges as part of our overall streamlining initiatives, partially offset by the one-time benefit of $0.8 million related to an insurance reimbursement of a previously settled product liability claim.  This decline in results can be primarily attributable to the decline in volume of $3.3 million.  Also negatively impacting the year to date comparisons were inventory fluctuations, as net inventory decreased by 10.2% in the first half of 2012 and increased by 13.1% in the first half of 2011, which negatively impacted quarter over quarter comparisons by approximately $1.6 million.  These declines were partially offset by favorable product mix and lower spending as a result of our streamlining initiatives.

Power Electronic Solutions

●	Curamik Electronics Solutions

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$23.9	$34.6	$48.2	$67.5

Operating income (loss)	(1.2)	2.9	(3.0)	3.2

 Our Curamik Electronic Solutions operating segment is comprised of our power electronic substrate products, which are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and electrical systems in automobiles. We acquired the business on January 4, 2011.

As Curamik Electronics Solutions works through the current downturn, the segment continues to look for ways to improve its cost structure and better serve its customers.  Early in the third quarter of 2012, we announced a plan to relocate the final inspection operations of our Curamik Electronics Solutions’ operating segment from our facility in Eschenbach, Germany to Hungary. The move is expected to enable more cost effective performance of the inspecting operations. We expect the move to be substantially complete by the end of 2012 or early in 2013 and related expenses and charges will be incurred over that time period, including charges related to a reduction in force at the German facility, as well as startup costs for the new facility in Hungary, but we are not able to reasonably estimate those charges at this time.

Q2 2012 versus Q2 2011:

Net sales in this segment were $23.9 million in the second quarter of 2012, a 30.9% decline from $34.6 million in the second quarter of 2011.  This decline was due primarily to the continued lower demand in wind energy and industrial motor drive applications, which declined 62% and 30%, respectively, in the second quarter of 2012 as compared to the second quarter of 2011 as well as further inventory corrections in the supply chain.  Also contributing to the decline in net sales is the impact of foreign currency exchange rates, which contributed approximately $2.4 million to the overall sales decline as the USD appreciated against the Euro by approximately 10.4% quarter over quarter.  Curamik Electronics Solutions transacted approximately 83% of its second quarter 2012 sales in Euro as compared to 78% in the second quarter of 2011.  We believe that some of this downturn in demand is temporary and the long term outlook for energy efficient motor drives remains strong; however, the outlook for the wind energy market continues to be weak for the foreseeable future as the markets are highly dependent upon government programs, which are being impacted by the economic conditions in Europe and China.  Contrary to these trends, the demand for Curamik Electronic Solutions’ direct bonded copper materials in x-by-wire technology for the automotive industry remained consistent quarter over quarter.  This technology replaces traditional mechanical systems with electrical systems in automobiles to help improve overall performance and fuel efficiency.

Operating results for the quarter declined from an operating income of $2.9 million in the second quarter of 2011 to an operating loss of $1.2 million in the second quarter of 2012.  Second quarter 2012 results included approximately $0.8 million of one-time costs associated primarily with $0.2 million in severance charges and $0.6 million to the write off of an uncollectible receivable.  The decline in results can be directly attributable to the decline in volumes and the associated contribution loss on those sales.  Going forward, we expect continued pressure in this segment due to existing market conditions and increasing competition, particularly in Asia.

YTD 2012 versus YTD 2011:

On a year to date basis, net sales declined by 28.6% from $67.5 million in the first half of 2011 to $48.2 million in the first half of 2012.  This decline was due primarily to the continued lower demand in wind energy and industrial motor drive applications, which declined 61% and 25%, respectively, in the first half of 2012 as compared to the first half of 2011 as well as further inventory corrections in the supply chain.  Also contributing to the decline in sales is the impact of foreign currency exchange rates, which contributed approximately $2.8 million to the overall sales decline as the USD appreciated against the Euro by approximately 6.4% on a year to date basis.  The segment transacted approximately 82% of its first half 2012 sales in Euro as compared to 77% in the first half of 2011. We believe that some of this downturn in demand is temporary and the long term outlook for energy efficient motor drives remains strong; however, the outlook for the wind energy market continues to be weak for the foreseeable future, as the markets are highly dependent upon government programs, which are being impacted by the economic conditions in Europe and China. These declines were partially offset by increasing demand for Curamik Electronics Solutions’ direct bonded copper materials in x-by-wire technology for the automotive industry, which increased 4% period over period.  This technology replaces traditional mechanical systems with electrical systems in automobiles to help improve overall performance and fuel efficiency.

Operating results declined from operating income of $3.2 million in the first half of 2011 to an operating loss of $3.0 million in the first half of 2012.  First half 2012 results included approximately $1.5 million of one-time cost consisting of $1.0 million of net severance charges and $0.6 million to the write off of an uncollectible receivable.  This decline in results can be directly attributable to the decline in volumes and the associated contribution loss on those sales.  We are also facing increased competition, particularly in Asia, which we believe has and will continue to pressure our average selling price.

●	Power Distribution Systems

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$11.6	$14.0	$22.1	$26.4

Operating income (loss)	0.1	1.6	(0.5)	3.9

Our Power Distribution Systems operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.

Q2 2012 versus Q2 2011:

Net sales in this segment declined by 17.1% from $14.0 million in the second quarter of 2011 to $11.6 million in the second quarter of 2012. The decline was due primarily to weaker demand for its products in the second quarter of 2012 due to the significant slowdown in spending on infrastructure projects in mass transit, particularly in Europe and China, as sales declined by 27.5% into these regions.    Also, overall sales into renewable energy declined by 52.3% as the wind and solar energy markets continue to lag.  These declines were partially offset by strong sales into the mass transit and transportation markets in the U.S., which increased by 125.1% during the quarter as a result of increased demand for locomotives and mining vehicles.

Operating results declined from operating income of $1.6 million in the second quarter of 2011 to operating income of $0.1 million in the second quarter of 2012.  Second quarter 2012 results include approximately $0.6 million of one-time charges related primarily to the shutdown of operations of the Power Distribution Systems manufacturing capability in North America.  This decline in results can be primarily attributable to the contribution related to the decline in sales volumes described above, partially offset by lower spending as a result of our streamlining initiatives.

YTD 2012 versus YTD 2011:

On a year to date basis, net sales declined by 16.4% from $26.4 million in the first half of 2011 to $22.1 million in the first half of 2012.  The decline was due primarily to weaker demand for its products in the second quarter of 2012 due to the significant slowdown in spending on infrastructure projects in mass transit, particularly in Europe and China, as sales declined by 32.5% into these regions.    Also, overall sales into renewable energy declined by 27.5% as the wind and solar energy markets continue to lag.  These declines were partially offset by strong sales into the mass transit and transportation markets in the U.S., which increased by 325.6% during the quarter as a result of increased demand for freight trains and mining vehicles.

Operating results declined from operating income of $3.9 million in the first half of 2011 to an operating loss of $0.5 million in the first half of 2012.  First half 2012 results include approximately $1.1 million of one-time charges related primarily to the shutdown of operations of the Power Distribution Systems manufacturing capability in North America and other severance charges.  This decline in results can be primarily attributable to the contribution related to the decline in sales volumes described above, partially offset by lower spending as a result of our streamlining initiatives.

Other

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$7.3	$7.5	$14.1	$16.1

Operating income (loss)	1.3	0.9	2.0	2.2

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven composite materials products, as well as our inverters distribution business.

We made the decision to cease production of our non-woven composite materials products in an effort to redeploy resources to focus on our Core Strategic segments.  Sales of these products have been steadily declining for several years and totaled approximately $1.4 million in the second quarter of 2012 and $4.8 million in fiscal 2011.  The shutdown of production is expected to occur by the end of 2012 and is not expected to have a material impact on our overall operations.  No material charges are expected from this initiative.

Q2 2012 versus Q2 2011:

Net sales declined slightly from $7.5 million in the second quarter of 2011 to $7.3 million in the second quarter of 2012.  The decline in sales is primarily due to a 45.6% decline in sales of inverter products from our legacy Durel business; which was partially offset by a 7.5% increase in sales of elastomer component products.

Operating income improved from $0.9 million in the second quarter of 2011 to $1.3 million in the second quarter of 2012 due primarily to the increase in sales volumes of elastomer components, which contributed to a 49.2% improvement in profits.  This increase was partially offset by a 55.0% decrease in operating income related to inverter products as a result of the lower sales volumes.

YTD 2012 versus YTD 2011:

Net sales declined 12.4% from $16.1 million in the first half of 2011 to $14.1 million in the first half of 2012.  The decline in sales is primarily due to a 62.7% decline in sales of inverter products from our legacy Durel business; which was partially offset by a 5.4% increase in sales of elastomer component products.

Operating profit declined from $2.2 million in the first half of 2011 to $2.0 million in the first half of 2012 due primarily to a 55.6% decrease in operating profit related to inverter products as a result of the lower sales volumes. This decrease was partially offset by the increase in sales volumes of elastomer components, which contributed to a 51.8% improvement in profits.

Liquidity, Capital Resources and Financial Position

We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. While the U.S. financial markets have grown more stable since the global recession of 2008, significant volatility still remains in the global markets particularly in Europe, and credit markets in general have diminished liquidity and capital availability globally.  We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement should any issue or strategic opportunities impact the business.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	June 30, 2012	December 31, 2011
Key Balance Sheet Accounts:
Cash and cash equivalents	$95,786	$79,728
Accounts receivable	81,767	77,682
Inventory	74,678	78,320
Outstanding borrowing on credit facilities (short term and long term)	120,000	122,500

	Six Months Ended
	June 30, 2012	June 30, 2011
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$4,301	$(3,381)
Cash provided by (used in) investing activities of continuing operations	13,550	(137,931)
Cash provided by (used in) financing activities of continuing operations	277	133,408

At the end of the second quarter of 2012, cash and cash equivalents were $95.8 million as compared to $79.7 million at the end of 2011, an increase of $16.1 million, or approximately 20.2%.  This increase was due primarily to the liquidation of the auction rate securities portfolio, resulting in net proceeds of $25.4 million, $3.5 million received for stock option exercises and $1.4 million received for the sale of our facility in Richmond, Virginia, partially offset by $16.0 million in contributions to our defined benefit pension plan and the payout of $6.6 million of annual incentive compensation awards.

The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)
	June 30,	December 31,
	2012	2011
U.S.	$24,168	$20,027
Europe	35,404	35,259
Asia	36,214	24,442
Total cash and cash equivalents	$95,786	$79,728

Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that such earnings and cash will be permanently reinvested in those foreign locations.

Significant changes in our balance sheet accounts from December 31, 2011 to June 30, 2012 are as follows:

o
Accounts receivable increased $4.1 million, or 5.3%, from $77.7 million at December 31, 2011 to $81.8 million at June 30, 2012. Due primarily to increased sales volume at June 30, 2012 versus December 31, 2011. The Days Sales Outstanding has remained relatively consistent period to period.

o
Inventories decreased $3.5 million, or 4.4%, from $78.3 million at December 31, 2011 to $74.9 million at June 30, 2012. This decrease is primarily attributable to our focus on working capital management and lowering inventory levels to better match current demand.

o
Long-term marketable securities declined by $25.9 million from December 31, 2011 due to the liquidation of our auction rate securities portfolio. As of June 30, 2012, we do not have any long-term marketable securities on our balance sheet.

o
Accrued employee benefits and compensation increased by $3.3 million, or 10.8%, from $30.1 million at December 31, 2011 to $33.4 million at June 30, 2012. This increase was due to the accrual of the first six (months of the 2012 portion of our pension and postretirement benefit costs of $5.1 million, as well as a curtailment charge related to the acceleration of $1.6 million of costs associated with postretirement benefit obligations as a result of the early retirement program that occurred in the first quarter of 2012. Also contributing to this increase is the $4.0 million severance accrual related to the restructuring program put in place in the first quarter of 2012. These increases to the accrual were offset by the payout of the 2012 annual incentive compensation plan of $6.6 million.

o
Current portion of long term debt increased $20.0 million from December 31, 2011 to June 30, 2012, to $27.5 million. This increase is due to management anticipating additional voluntary principal payments, in our debt facility, over the next twelve months.

o
Pension liability declined by 23.2% from $68.9 million at December 31, 2011 to $52.9 million at June 30, 2012 due to $16.0 million in contributions made to the defined benefit pension plan during the first half of 2012.

o
Other accrued liabilities declined by 32.5% from $15.4 million at December 31, 2011 to $10.4 million at June 30, 2012 due to a $3.1 million payment of the deferred purchase price on the acquisition of SK Utis Co., Ltd, which was consummated in the first quarter of 2009.

Credit Facilities

On July 13, 2011, we entered into an amended and restated $265 million secured five year credit agreement.  This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A., as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.

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

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.

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

As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are required to maintain certain financial covenant ratios, including a leverage ratio of no more than 3.0 to 1 and a fixed charge coverage ratio (FCRR).  In the first quarter of 2012, the FCRR was modified from 2.5X to 1.25X of Adjusted EBITDA.  This ratio measures Roger’s ability to cover its fixed charge obligations.  The key components of Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors contributed to the need for an amendment to this covenant.  The 2.5X ratio was based on a more robust set of financial projections, and these have moderated somewhat with the recent events in the marketplace and the overall global economy, particularly the situations in Europe and China.  Additionally, the original ratio did not anticipate the inclusion of mandatory term loan payments that would further stress the ratio.  Finally, an increase in planned capital investment added pressure to the ratio as well.

Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q4 2011	Q1 2012	Q2 2012
Covenant Limit	2.5x	1.25x	1.25x
Actual FCCR	2.60	2.27	2.09

As of June 30, 2012, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.6 on the leverage ratio and 2.09 on the fixed charge coverage ratio.

If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of June 30, 2012.

As part of the initial debt offering in 2010, we capitalized approximately $2.3 million of debt issuance costs and, as part of this amendment; we capitalized an additional $0.1 million of debt issuance costs in 2011. These costs will be amortized over the  life of the Amended Credit Agreement, as amended, which will terminate in June 2016.  We incurred expense of $0.1 million in the second quarters of 2012 and 2011, respectively, and expenses of $0.2 million in the first six months of 2012 and 2011, respectively.  At June 30, 2012, we have approximately $2.0 million of debt issuance costs remaining to be amortized.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first six months of 2012, we made principal payments of $2.5 million on the debt. We made $22.5 million of principal payments in fiscal 2011.  We are obligated to pay $10.0 million on this debt obligation within the next 12 months but anticipate paying down $27.5 million.  As of June 30, 2012, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $95.0 million of term loan debt and $25.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.

In addition, at June 30, 2012 we had the following standby letter of credit (LOC) and guarantee that were backed by the Amended Credit Agreement, as amended:

●	$1.1 million letter of credit to guarantee Rogers workers compensation plan;
●	$0.6 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).

No amounts were owed on the LOC or guarantee as of June 30, 2012 or December 31, 2011.

Interest

We incurred interest expense on our outstanding debt of $0.7 million and $1.5 million in the three and six month periods ended June 30, 2012, respectively, and $1.0 million and $2.1 million in the three and six months ended June 30, 2011, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2012, respectively, and of approximately $0.2 million and $0.4 million in the three and six month periods ended June 30, 2011.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, effective July 2013. At June 30, 2012, the term loan debt amounted to $95.0 million of our outstanding debt facility.  The interest rate swap results in the variable portion of the interest rate for this portion of the debt being fixed at 0.75% and is for the period from July 2013 to June 2016. (At June, 30 2012, the rate charged on this debt is 0.25% on the variable portion of the rate plus a spread of 2.25%.)

We also incurred interest expense on the capital lease of $0.4 million and $0.8 million in the three and six month periods ended June 30, 2012, respectively, and of $0.3 million and $0.7 million in the three and six month periods ended June 30, 2011.

Auction Rate Securities

During the first quarter of 2012, we liquidated our auction rate securities portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss).  Since the markets for these securities failed in the first quarter of 2008, due to the events in the credit markets, we had already redeemed $24.9 million of these securities, mostly at par.  However, due to the fact that par value redemptions had slowed in recent quarters with no clear path for full redemption over the next several years and the rate of return on these securities was very low, management determined that at this time a discounted redemption of the remainder of the portfolio was in our best interest.

Prior to the first quarter of 2012, we had recognized an other–than-temporary impairment (OTTI) on these securities.  An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

When an OTTI of a security occurs, the amount of the OTTI recognized in earnings depends on whether the security holder intended to sell the security or it is more likely than not that the holder would be required to sell the security before recovery of its cost basis. If the holder does not intend to sell the security and it is not more likely than not that the holder would be required to sell the security before the recovery of its cost basis, the other-than-temporary loss would be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors.  The amount representing the credit loss would be recognized in earnings, and, the remaining amount would be recorded in other comprehensive income. This is the approach we used to recognize the OTTI taken prior to the first quarter of 2012.  Upon the liquidation of the entire auction rate securities portfolio in the first quarter of 2012, a reclassification from other comprehensive income was made as disclosed earlier in Note 2 of Part I, Item I of this Form 10-Q.

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

Contingencies

During the second quarter of 2012, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations

As of June 30, 2012, we had outstanding borrowings on our credit facilities of $120.0 million, which relates to the funding of the Curamik acquisition, as well as a capital lease obligation of $8.5 million associated with the purchase of Curamik. There were no significant changes outside of the ordinary course of business in our contractual obligations during the second quarter of 2012.

The following table summarizes our significant contractual obligations as of June 30, 2012:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases	$7,617	$1,327	$3,888	$1,893	$509
Capital lease	8,515	1,560	1,746	1,550	3,659
Interest payments on capital lease	3,796	549	955	867	1,425
Inventory purchase obligation	2,777	2,777	-	-	-
Capital commitments	2,542	2,542	-	-	-
Pension and retiree health and life insurance benefits (1)	95,067	6,208	17,023	17,925	53,911
Outstanding borrowings on credit facilities	120,000	27,500	50,000	42,500	-
Interest payments on outstanding borrowings (2)	9,258	3,068	4,770	1,420	-
Total	$249,572	$45,531	$78,382	$66,155	$59,504

(1)
Pension benefit payments, which amount to $86.5 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $8.6 million, are expected to be paid from operating cash flows.

(2)	Estimated future interest payments are based on rates that range from 0.25% to 1.56%, which take into consideration projected forward LIBOR rates and the related impact of the interest rate swap.

Other long-term liabilities, such as deferred taxes, unrecognized tax benefits and asbestos-related product liability reserves, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historical trends to be used as a predictor for such payments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies

There have been no material changes in our critical accounting policies during the second quarter of 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion of the liquidation of our auction rate securities portfolio in Note 2 “Fair Value Measurements”, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.  There have been no significant changes in our exposure to market risk during the second quarter of 2012.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2011 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.   Exhibits

List of Exhibits:
10.1	Rogers Corporation 2009 Long-Term Equity Compensation Plan, as amended, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012.*
10.2	General Release and Settlement Agreement with Peter G. Kaczmarek (with attachment), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2012.*
10.3	General Release and Settlement Agreement with Michael D. Bessette [(with attachment)], filed herewith
23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income (loss) for the three months ended March 31, 2012 and March 31, 2011, (ii) Condensed Consolidated Statements of Financial Position at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.+

*
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

Dated: August 1, 2012