Form 10-Q
period 2012-09-30
ROGERS CORP
filed 2012-11-05
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of October 23, 2012 was 16,587,398.

ROGERS CORPORATION
FORM 10-Q

September 30, 2012

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Comprehensive Income (Loss)	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders Equity	5
		Condensed Consolidated Statements of Cash Flows	6
		Notes to Condensed Consolidated Financial Statements	7
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.		Controls and Procedures	42
Part II – Other Information
Item 1.		Legal Proceedings	44
Item 6.		Exhibits	44
Signatures			45
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
Forward Looking Statements
This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See "Forward Looking Statements" under Part I- Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.

Part I – Financial Information

Item 1.  Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$130,248	$147,344	$378,292	$426,773
Cost of sales	87,288	96,598	262,018	284,914
Gross margin	42,960	50,746	116,274	141,859

Selling and administrative expenses	26,255	27,462	73,117	78,001
Research and development expenses	4,838	5,361	14,685	16,198
Restructuring and impairment charges	1,766	—	9,980	—
Operating income (loss)	10,101	17,923	18,492	47,660

Equity income in unconsolidated joint ventures	1,773	1,290	3,735	4,041
Other income (expense), net	19	302	141	1,931
Realized investment gain (loss):
Increase (decrease) in fair value of investments	—	(642)	(522)	58
Less: Portion reclassified to/from other comprehensive income	—	(407)	2,723	261
Net realized gain (loss)	—	(235)	(3,245)	(203)

Interest income (expense), net	(1,104)	(1,040)	(3,366)	(3,884)
Income (loss) before income tax expense (benefit)	10,789	18,240	15,757	49,545

Income tax expense (benefit)	(48,187)	2,579	(47,973)	9,390
Income (loss) from continuing operations	58,976	15,661	63,730	40,155

Income (loss) from discontinued operations, net of income taxes	—	(1,305)	(108)	(4,236)
Net income (loss)	$58,976	$14,356	$63,622	$35,919

Basic net income (loss) per share:
Income (loss) from continuing operations	$3.58	$0.97	$3.90	$2.52
Income (loss) from discontinued operations	—	(0.08)	(0.01)	(0.27)
Net income (loss)	$3.58	$0.89	$3.89	$2.25

Diluted net income (loss) per share:
Income (loss) from continuing operations	$3.46	$0.93	$3.77	$2.40
Income (loss) from discontinued operations	—	(0.08)	(0.01)	(0.25)
Net income (loss)	$3.46	$0.85	$3.76	$2.15

Comprehensive income (loss)	$66,119	$(5,528)	$67,368	$40,728
Shares used in computing:
Basic	16,484,957	16,106,054	16,342,289	15,981,337
Diluted	17,024,137	16,934,423	16,903,224	16,713,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$91,101	$79,728
Restricted Cash	929	—
Accounts receivable, less allowance for doubtful accounts of $1,731 and $1,040	88,581	77,682
Accounts receivable from joint ventures	6,418	1,640
Accounts receivable, other	2,965	3,819
Taxes receivable	3,019	2,713
Inventories	70,072	78,320
Prepaid income taxes	3,454	4,315
Deferred income taxes	7,618	2,146
Asbestos-related insurance receivables	6,471	6,459
Other current assets	9,359	7,360
Assets held for sale	—	1,400
Assets of discontinued operations	—	50
Total current assets	289,987	265,632

Property, plant and equipment, net of accumulated depreciation of $212,729 and $198,075	146,943	148,182
Investments in unconsolidated joint ventures	20,524	23,868
Deferred income taxes	68,633	20,117
Goodwill and other intangibles	155,828	158,627
Asbestos-related insurance receivables	21,262	21,943
Investments, other	5,000	5,000
Other long-term assets	8,122	8,299
Long-term marketable securities	—	25,960
Total assets	$716,299	$677,628

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	16,581	15,787
Accrued employee benefits and compensation	34,875	30,135
Accrued income taxes payable	671	1,799
Current portion of lease obligation	1,592	1,596
Current portion of long term debt	16,750	7,500
Asbestos-related liabilities	6,471	6,459
Other accrued liabilities	10,776	15,368
Liabilities of discontinued operations	—	153
Total current liabilities	87,716	78,797

Long term debt	89,250	115,000
Long term lease obligation	6,847	7,610
Pension liability	46,545	68,871
Retiree health care and life insurance benefits	9,486	9,486
Asbestos-related liabilities	21,468	22,326
Non-current income tax	18,559	17,588
Deferred income taxes	18,918	19,259
Other long-term liabilities	635	435
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 16,570,069 and 16,220,648 shares outstanding	16,570	16,221
Additional paid-in capital	63,748	52,738
Retained earnings	395,721	332,099
Accumulated other comprehensive income (loss)	(59,164)	(62,802)
Total shareholders' equity	416,875	338,256
Total liabilities and shareholders' equity	$716,299	$677,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	$16,221	$52,738	$332,099	$(62,802)	$338,256

Comprehensive income (loss):
Net income (loss)	—	—	63,622	—	63,622
Other comprehensive income (loss):
Pension and other post-employment benefits	—	—	—	2,023	2,023
Foreign currency translation, net of tax	—	—	—	532	532
Unrealized loss on marketable securities, net of tax	—	—	—	1,168	1,168
Unrealized loss on derivative instruments, net of tax	—	—	—	(85)	(85)
Total comprehensive income (loss)	—	—	63,622	3,638	67,260
Stock options exercised	285	7,641	—	—	7,926
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	15	398	—	—	413
Shares issued for restricted stock	34	(789)			(755)
Stock-based compensation expense	—	3,775	—	—	3,775
Balance at September 30, 2012	$16,570	$63,748	$395,721	$(59,164)	$416,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities:
Net income (loss)	$63,622	$35,919
Loss (earnings) from discontinued operations	108	4,236
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	20,655	20,001
Stock-based compensation expense	3,775	5,717
Loss from long-term investments	3,245	—
Deferred income taxes	(54,330)	950
Equity in undistributed income of unconsolidated joint ventures, net	(3,735)	(4,041)
Dividends received from unconsolidated joint ventures	2,929	2,762
Pension and postretirement benefits	11,149	4,511
Gain from the sale of property, plant and equipment	(579)	(1,899)
Impairment of assets	539	—
Amortization of inventory fair value	—	1,805
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(10,247)	(17,898)
Accounts receivable, joint ventures	(1,187)	(1,235)
Inventories	8,272	(23,547)
Pension contribution	(22,326)	(5,000)
Other current assets	(1,146)	(4,440)
Accounts payable and other accrued expenses	(6,572)	(13,129)
Other, net	1,350	(3,450)
Net cash provided by (used in) operating activities of continuing operations	15,522	1,262
Net cash provided by (used in) operating activities of discontinued operations	—	(4,006)
Net cash provided by (used in) operating activities	15,522	(2,744)

Investing Activities:
Capital expenditures	(16,465)	(12,478)
Proceeds from short-term investments	25,438	8,100
Proceeds from the sale of property, plant and equipment, net	1,979	5,900
Deferred purchase price for previous acquisition of business	(3,100)	—
Acquisition of business, net of cash received	—	(139,825)
Net cash provided by (used in) investing activities of continuing operations	7,852	(138,303)

Financing Activities:
Proceeds from long term borrowings	—	145,000
Repayment of debt principal and long term lease obligation	(17,242)	(16,250)
Payment of long term borrowings acquired through acquisition	—	(7,745)
Proceeds from sale of capital stock, net	7,926	9,692
Issuance of restricted stock shares	(755)	—
Proceeds from issuance of shares to employee stock purchase plan	413	756
Net cash provided by (used in) financing activities of continuing operations	(9,658)	131,453

Effect of exchange rate fluctuations on cash	(2,343)	607

Net increase (decrease) in cash and cash equivalents	11,373	(8,987)
Cash and cash equivalents at beginning of year	79,728	80,135
Cash and cash equivalents at end of quarter	$91,101	$71,148

Supplemental disclosure of noncash investing and financing activities
Capital lease obligation acquired through acquisition	$—	$9,806

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
For all periods and amounts presented, reclassifications have been made for discontinued operations. On December 31, 2011, the Thermal Management Solutions operating segment was discontinued.  See Note 17-"Discontinued Operations" for further discussion.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts.

(Dollars in thousands)	Carrying amount as of September 30, 2012	Level 1	Level 2	Level 3
Foreign currency option contracts	$28	$—	$28	$—
Copper derivative contracts	3	—	3	—
Interest rate swap	(355)	—	(355)	—
Auction Rate Securities
During the first quarter of 2012, we liquidated our auction rate security portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss) in our condensed consolidated statements of comprehensive income (loss). Since the markets for these securities failed in the first quarter of 2008, we had redeemed $24.9 million of these securities, mostly at par prior to the liquidation in the first quarter of 2012.  Since par value redemptions had recently slowed quarters with no clear path for full redemption over the next several years and the rate of return on these securities being very low, management determined that a discounted redemption in the first quarter of 2012 was in the best interests of the Company as the related cash could be better utilized for other purposes going forward.
Prior to the first quarter of 2012, we had recognized an other–than-temporary impairment (OTTI) on these securities. An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery.

When an OTTI of a security occurs, the amount of the OTTI recognized in earnings depends on whether the security holder intended to sell the security or it is more likely than not that the holder would be required to sell the security before recovery of its cost basis. If the holder does not intend to sell the security and it is not more likely than not that the holder would be required to sell the security before the recovery of its cost basis, the other-than-temporary loss would be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors.  The amount representing the credit loss would be recognized in earnings, and the remaining amount would be recorded in other comprehensive income. This is the approach we used to recognize the OTTI taken prior to liquidation in the first quarter of 2012.  The amount representing the credit loss would have been recognized in earnings, and as long as the factors above were not met, the remaining amount would have been recorded in other comprehensive income.
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
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions below par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at September 30, 2012	$—
There were no credit losses recognized for the nine months ended September 30, 2012.  Below is a roll forward of credit losses recognized in earnings for the nine months ended September 30, 2011.

(Dollars in thousands)	Credit Losses
Balance at December 31, 2010	$917
Credit losses recorded	286
Reduction in credit losses due to redemptions	(83)
Balance at September 30, 2011	$1,120
Derivatives Contracts
We are exposed to certain risks relating to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are interest rate risk, foreign currency exchange rate risk and commodity pricing risk, particularly related to copper.
Foreign Currency - The fair value of any foreign currency option derivatives is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and by reference to market values resulting from an over-the-counter market or obtaining market data for similar instruments with similar characteristics.
Commodity (Copper) - The fair value of copper derivatives is computed using a combination of intrinsic and time value valuation models.  The intrinsic valuation model reflects the difference between the strike price of the underlying copper derivative instrument and the current prevailing copper prices in an over-the-counter market at period end.  The time value valuation model incorporates the constant changes in the price of the underlying copper derivative instrument, the time value of money, the underlying copper derivative instrument's strike price and the remaining time to the underlying copper derivative instrument's expiration date from the period end date.  Overall, fair value is a function of five primary variables: price of the underlying instrument, time to expiration, strike price, interest rate, and volatility.

Interest Rates - The fair value of our interest rate swap instruments is derived by comparing the present value of the interest rate forward curve against the present value of the swap rate, relative to the notional amount of the swap. The net value represents the estimated amount we would receive or pay to terminate the agreements. Settlement amounts for an "in the money" swap would be adjusted down to compensate the counterparty for cost of funds, and the adjustment is directly related to the counterparties' credit ratings.
We do not use derivative financial instruments for trading or speculation purposes.
At September 30, 2012 and 2011, the carrying value of our derivative instruments was minimal. For further discussion on our derivative contracts, see Note 3 - "Hedging Transactions and Derivative Financial Instruments" below.

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the condensed consolidated statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of comprehensive income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.  Ineffectiveness for the nine month period ended September 30, 2012 and 2011 was not material.
We currently have three outstanding contracts to hedge our exposure related to the purchase of copper at our German subsidiary, Curamik.  These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices.  Two of these three contracts cover our 2012 monthly copper exposure and qualify for hedge accounting treatment; therefore, any mark-to-market adjustments on the two contracts that qualify for hedge accounting treatment are recorded in accumulated other comprehensive income (loss) in the equity section of our condensed consolidated statements of financial position. The third contract, entered into in the third quarter of 2012, covers our 2013 monthly copper exposure and does not qualify for hedge accounting treatment; therefore, any mark-to-market adjustment on this contract is recorded in the Other income, net line item in our condensed consolidated statements of comprehensive income (loss).
In the third quarter of 2012, we entered into Euro currency forward contracts. We entered into these foreign currency forward contracts to mitigate our exposure in the U.S. for pending Euro-denominated purchases. These contracts do not qualify for hedge accounting treatment.
In the third quarter of 2012, we entered into an interest rate swap derivative instrument to hedge the LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At September 30, 2012, the term loan debt represents $92.5 million of our total outstanding debt of $106.0 million.  At September 30, 2012, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.25%.

Notional Value of Copper Derivatives
Copper	125 metric tons per month

Notional Values of Foreign Currency Derivatives
Euro	€735,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the nine-month period ended September 30, 2012		Fair Values of Derivative Instruments as of September 30, 2012
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$109	$28
Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income (loss)	(2)	(2)
Contracts not designated as hedging instruments	Other income, net	5	5
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(355)	(355)
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
Curamik, founded in 1983, is the worldwide leader for the development and production of direct bonded copper ceramic substrate products. These products are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules, that enable a wide range of products, including high efficiency industrial motor drives, wind and solar energy converters and electrical systems in automobiles.  Most of Curamik’s products are manufactured using state of the art automated processes in its facility located in Eschenbach.

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

Note 5 - Inventories
Inventories were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Raw materials	$29,930	$30,655
Work-in-process	13,560	14,919
Finished goods	26,582	32,746
	$70,072	$78,320

Note 6 - Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) for the periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income (loss) from continuing operations	$58,976	$15,661	$63,730	$40,155
Foreign currency translation adjustments	5,416	(19,956)	532	1,304
Pension and other post retirement benefits	2,023	—	2,023	—
Unrealized gain (loss) on marketable securities, net of tax of $0 and $1,555 for the three and nine months ended September 30, 2012	—	(533)	1,168	(31)
Unrealized gain (loss) on derivative instruments, net of tax of $0 and $0 for the three and nine months ended September 30, 2012	(296)	(700)	(85)	(700)
Comprehensive income (loss)	$66,119	$(5,528)	$67,368	$40,728
The components of accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$6,407	$5,875
Funded status of pension plans and other postretirement benefits, net of tax of $20,799 in both periods	(65,216)	(67,239)
Unrealized gain (loss) on derivative instruments, net of tax of $0 and $0	(355)	(270)
Unrealized gain (loss) on marketable securities, net of tax of $0 and $1,555	—	(1,168)
Accumulated other comprehensive income (loss)	$(59,164)	$(62,802)

Note 7- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Income (loss)	$58,976	$15,661	$63,730	$40,155
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	16,485	16,106	16,342	15,981
Effect of dilutive stock options	539	828	561	733
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	17,024	16,934	16,903	16,714
Basic income (loss) per share:	$3.58	$0.97	$3.90	$2.52
Diluted income (loss) per share:	3.46	0.93	3.77	2.40
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	September 30, 2012	September 30, 2011
Anti-dilutive shares excluded	881,254	744,317

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
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  The fair value of options granted during the three and nine month periods ended September 30, 2012 and 2011 were calculated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Options granted	—	50,000	46,950	108,550
Weighted average exercise price	$—	$48.70	$41.27	$48.26
Weighted-average grant date fair value	—	21.33	19.08	21.86

Assumptions:
Expected volatility	—	48.17%	47.70%	46.54%
Expected term (in years)	—	5.0	5.9	5.6
Risk-free interest rate	—	1.90%	1.43%	2.30%
Expected dividend yield	—	—	—	—
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
During the three and nine month periods ended September 30, 2012, we recognized approximately $0.4 million and $1.7 million of stock option compensation expense, respectively. During the three and nine month periods ended September 30, 2011, we recognized approximately $0.7 million and $2.0 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of September 30, 2012 and changes during the three and nine month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	2,299,469	$38.07	4.8	14,513,131
Options granted	—	—
Options exercised	(168,310)	40.34
Options cancelled	(32,950)	54.45
Options outstanding at September 30, 2012	2,098,209	38.74	4.6	15,874,392
Options exercisable at September 30, 2012	1,517,217	41.52	3.6	9,055,841
Options vested or expected to vest at September 30, 2012*	2,078,839	38.84	4.6	15,669,835
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2011	2,401,809	$37.54
Options granted	46,950	41.27
Options exercised	(284,801)	39.99
Options cancelled	(65,749)	43.31
Options outstanding at September 30, 2012	2,098,209
During the nine month period ended September 30, 2012, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $3.5 million, and the total amount of cash received from the exercise of these options was $7.9 million.
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock grants to certain key executives.  These grants cliff vest at the end of the 3 year measurement period, except for grants to those individuals who are retirement eligible during the grant period as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized ratably over the vesting period, unless the employee has an accelerated vesting schedule.  Additionally, compensation expense is increased or decreased based on changes in the estimated pay out percentages each quarter. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
Actual performance during the relevant period for the 2009 grant, which vested as of December 31, 2011, met the target performance criteria and shares were paid out at 97.4% of target during the first quarter of 2012.

Performance Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2011	101,730
Awards granted	22,120
Stock issued	(43,750)
Awards forfeited	(6,642)
Non-vested awards outstanding at September 30, 2012	73,458

During the three and nine month periods ended September 30, 2012, due to reductions in the estimated payout percentages of outstanding grants, we recognized expense for performance-based restricted stock awards of approximately $0.2 million and income of approximately $0.2 million, respectively.  During the three and nine month periods ended September 30, 2011, we recognized expense for performance-based restricted stock awards of approximately $1.0 million and $2.1 million, respectively.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team.  Time-based restricted stock grants typically cliff vest at the end of the 3 year vesting period, and we recognize compensation expense on these awards ratably over the vesting period.  The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2011	86,707
Awards granted	46,180
Stock issued	(13,020)
Awards forfeited	(5,395)
Non-vested awards outstanding at September 30, 2012	114,472
During the three and nine month periods ended September 30, 2012, we recognized expense for time-based restricted stock awards of approximately $0.4 million and $1.2 million, respectively.  During the three and nine month periods ended September 30, 2011, we recognized expense for time-based restricted stock awards of approximately $0.3 million and $0.5 million respectively.
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

Deferred Stock Units
Non-vested awards outstanding at December 31, 2011	27,350
Awards granted	17,600
Stock issued	(14,800)
Non-vested awards outstanding at September 30, 2012	30,150
For each of the nine month periods ended September 30, 2012 and 2011, we recognized compensation expense of $0.7 million related to deferred stock units.  There was no expense associated with these grants in the third quarter of either year.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six months offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended September 30, 2012 and 2011, and approximately $0.3 million of compensation expense associated with the nine month periods ended September 30, 2012 and 2011.

Note 9 – Pension Benefit and Other Postretirement Benefit Plans
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$1,150	$1,060	$3,447	$3,180	$149	$171	$481	$523
Interest cost	2,094	2,116	6,336	6,348	92	110	272	304
Expected return on plan assets	(2,495)	(2,591)	(7,397)	(7,773)	—	—	—	—
Amortization of prior service cost	116	150	347	450	(113)	(157)	(338)	(471)
Amortization of net loss	1,347	553	4,138	1,659	66	130	247	292
Special termination benefit	—	—	—	—	—	—	1,593	—
Settlement charge	2,023	—	2,023	—	—	—	—	—
Net periodic benefit cost	$4,235	$1,288	$8,894	$3,864	$194	$254	$2,255	$648
As a result of the early retirement program that we offered in the first quarter of 2012, we incurred $1.6 million in charges, during that period, related to a special termination benefit associated with our retirement health and life insurance benefits program, as we extended eligibility benefits to certain individuals who chose to participate in the early retirement program.
Early in the third quarter of 2012, we made a one-time cash payment to our former President and Chief Executive Officer of approximately $6.3 million in accordance with the provisions of his retirement contract as part of his Pension Restoration Plan.  This payment resulted in a settlement charge of approximately $2.0 million, which was recognized in the third quarter of 2012.
Employer Contributions
In the third quarter of 2012 and 2011, we did not make any voluntary contributions to our qualified defined benefit pension plan. In the first nine months of 2012, we made voluntary contributions of $16.0 million to our qualified defined benefit pension plan. We did not make any voluntary contributions to this plan during the first nine months of 2011.
The Company made $6.3 million in contributions to our non-qualified defined benefit pension plan in the third quarter of 2012 and only de minimis payments were made in the first nine months of 2011.

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

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales
Core Strategic
High Performance Foams	$48,045	$49,795	$131,807	$132,950
Printed Circuit Materials	43,437	43,007	123,352	129,235
Power Electronics Solutions
Curamik Electronics Solutions	22,050	36,764	70,250	104,274
Power Distribution Systems	9,395	11,282	31,484	37,696
Other	7,321	6,496	21,399	22,618
Net sales	130,248	147,344	378,292	426,773

Operating income (loss)
Core Strategic
High Performance Foams	8,848	10,717	16,001	22,010
Printed Circuit Materials	3,195	2,822	5,971	12,056
Power Electronics Solutions
Curamik Electronics Solutions	(2,393)	4,133	(5,371)	7,290
Power Distribution Systems	(326)	342	(840)	4,251
Other	777	(91)	2,731	2,053
Operating income (loss)	10,101	17,923	18,492	47,660

Equity income in unconsolidated joint ventures	1,773	1,290	3,735	4,041
Other income (expense), net	19	302	141	1,931
Net realized investment gain (loss)	—	(235)	(3,245)	(203)
Interest income (expense), net	(1,104)	(1,040)	(3,366)	(3,884)
Income (loss) before income tax expense (benefit)	$10,789	$18,240	$15,757	$49,545
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 11 – Joint Ventures
As of September 30, 2012, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income of $1.8 million and $3.7 million for the three and nine month periods ended September 30, 2012 and equity income of $1.3 million and $4.0 million for the three and nine month periods ended September 30, 2011, respectively, is included in the condensed consolidated statements of comprehensive income (loss) related to the joint ventures.

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$20,004	$18,083	$48,383	$52,745
Gross profit (loss)	4,437	3,364	9,051	10,644
Net income (loss)	3,546	2,580	7,470	8,082
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
Key features of the Amended Credit Agreement, as compared to the November 23, 2010 credit agreement, include an increase in credit from $165.0 million to $265.0 million with the addition of a $100.0 million term loan; The extension of maturity from November 23, 2014 to July 13, 2016; a 25 basis point reduction in  interest costs; an increase in the size of permitted acquisitions from $25.0 million to $100.0 million; and an increase in permitted additional indebtedness from $20.0 million to $120.0 million.
The Amended Credit Agreement provided for the extension of credit in the form of a $100.0 million term loan (which refinanced outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement, on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolving portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).
Borrowings under the Amended Credit Agreement bear interest based on one of two options.  Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio.  The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; and adjusted London interbank offered (“LIBO”) rate plus 100 basis points.  Eurocurrency loans bear interest based on the adjusted LIBO rate plus a spread of 175 - 250 basis points, depending on our leverage ratio.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.

In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate mandatory principle payments due are as follows:

2011	$2.5	million
2012	$7.5	million
2013	$12.5	million
2014	$17.5	million
2015	$35.0	million
2016	$25.0	million
The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are required to maintain certain financial covenant ratios, including a leverage ratio of no more than 3.0 to 1.0 and a minimum fixed charge coverage ratio (FCCR) of 1.25 to 1.0.  In the first quarter of 2012, through an amendment to the Amended Credit Agreement, the FCCR was modified from 2.50 to 1.25 of Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA).  This ratio measures the Company’s ability to cover its fixed charge obligations.  The key components of fixed charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors contributed to the need for an amendment to this covenant.  The 2.50 ratio was based on a more robust set of financial projections, and these have moderated to some extent with the recent events in the marketplace and the overall global economy, particularly in Europe and China.  Additionally, there were no mandatory term loan payments when the original ratio was determined, which would further stress the ratio.  Finally, we forecasted an increase in planned capital investment to support certain strategic initiatives, which added pressure to the ratio as well.
Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q4 2011	Q1 2012	Q2 2012	Q3 2012
Covenant Limit	2.50	1.25	1.25	1.25
Actual FCCR	2.60	2.27	2.09	1.93
As of September 30, 2012, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.55 on the leverage ratio and 1.93 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of September 30, 2012.
In connection with the establishment of the initial credit in 2010, we capitalized approximately $2.3 million of debt issuance costs and, in connection with the Amended Credit Agreement, as amended, we capitalized an additional $0.1 million of debt issuance costs in 2012. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will terminate in June 2016.  We incurred amortization expense of $0.1 million in the third quarters of 2012 and 2011, respectively, and expenses of $0.4 million in the first nine months of 2012 and 2011, respectively.  At September 30, 2012, we have approximately $1.9 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first nine months of 2012, we made principal payments of $16.5 million on the debt. We made $22.5 million of principal payments in fiscal 2011.  We are obligated to pay $11.3 million on this debt obligation and are scheduling $5.5 million of discretionary revolver payments within the next 12 months. As of September 30, 2012, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $92.5 million of term loan debt and $13.5 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.

In addition, as of September 30, 2012 we had the following standby letter of credit (LOC) and guarantee that were backed by the Amended Credit Agreement, as amended:

•	$1.1 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.7 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).
No amounts were owed on the LOC or guarantee as of September 30, 2012 or December 31, 2011.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We have an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market valueor (ii) the fiscal residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of September 30, 2012 is $8.4 million.  Amortization expense related to the capital lease was $0.1 million in each of the three month periods ending September 30, 2012 and 2011, and $0.3 million in each of the nine month periods ending September 30, 2012 and 2011.  These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of comprehensive income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of comprehensive income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.8 million and $2.3 million in the three and nine month periods ended September 30, 2012, respectively, and $0.8 million and $2.9 million in the three and nine month periods ended September 30, 2011, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.3 million in the three and nine month periods ended September 30, 2012, respectively, and of approximately $0.1 million and $0.1 million in the three and nine month periods ended September 30, 2011.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At September 30, 2012, the term loan debt amounted to $92.5 million of our total outstanding debt of $106.0 million. At September 30, 2012, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.25%.
We also incurred interest expense on the capital lease of $0.3 million and $1.1 million in the three and nine month periods ended September 30, 2012, respectively, and of $0.2 million and $0.9 million in the three and nine month periods ended September 30, 2011, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 13 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,030	$199	$831	$879	$140	$739
Technology	35,752	7,355	$28,397	35,769	4,655	31,114
Covenant-not-to-compete	998	293	$705	956	135	821
Customer relationships	19,991	1,828	$18,163	19,851	1,315	18,536
Total other intangible assets	$57,771	$9,675	$48,096	$57,455	$6,245	$51,210
Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and nine month periods ended September 30, 2012 was approximately $1.1 million and $3.3 million, respectively. Amortization expense for the three and nine month periods ending September 30, 2011 was approximately $1.5 million and $4.4 million, respectively. The estimated annual future amortization expense is $1.1 million, $5.8 million, $5.8 million, $5.6 million and $5.2 million for the remainder of 2012, 2013, 2014, 2015 and 2016, respectively.  These amounts could vary based on changes in foreign currency exchange rates.

The weighted average amortization period as of September 30, 2012, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	9.2
Technology	6.2
Covenant not-to-compete	3.8
Customer relationships	9.4
Total other intangible assets	7.4
On January 4, 2011 we acquired Curamik, which contributed $52.4 million of intangible assets and $79.8 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships and include approximately $5.1 million of indefinite-lived intangible assets comprised of trademarks, which are assessed for impairment annually or changes in circumstances have indicated that the carrying values may be recoverable.  The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending September 30, 2012, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik Electronics Solutions	Power Distribution Systems	Other	Total
December 31, 2011	$22,597	$—	$77,357	$—	$2,224	$102,178
Foreign currency translation adjustment	669	—	(215)	—	—	454
September 30, 2012	$23,266	$—	$77,142	$—	$2,224	$102,632

Annual Impairment Testing

Historically, we perform our annual goodwill impairment testing in the fourth quarter of the year. However, since the Curamik Electronic Solutions operating segment (also a reportable unit as defined for this test) results have declined substantially in 2012 as compared to 2011, we determined that this decline was an indicator of impairment and performed an interim impairment test as of September 30, 2012. In accordance with applicable accounting guidance, we chose to perform Step 1 of the goodwill impairment test, which would compare the fair value of the Curamik Electronic Solutions operating segment to its carrying amount (including goodwill and definite and indefinite-lived intangible assets). The fair value of the operating segment was determined using a discounted cash flow model based on our most recent forecasts of the business, taking into consideration macro economic and other market trends known to us at this time. Based on this model, we determined that the fair value of the operating segment exceeded its carrying amount by approximately 14.6% and that no impairment of goodwill existed as of September 30, 2012. From a sensitivity perspective, if the fair value of the Curamik Electronic Solutions operating segment declined by 10% , the fair value of the operating unit would exceed the carrying value by approximately 3.1% . These amounts are both significantly lower than the calculation performed in the fourth quarter of 2011 (our annual impairment test date), which yielded a fair value that was approximately 55.1% in excess of the operating segment's carrying value, which reflects the current decline in the segment's results.

We believe that the assumptions and rates used in our impairment test are reasonable, but inherently uncertain. The key assumptions used in the discounted cash flow model include a discount rate of 14% , terminal growth rate of 3%, sales growth rate that ranges from 0% to 18.6% with a compounded annual growth rate of approximately 11% over the projected period, and an improving operating profit margin driven by current streamlining initiatives and better leverage on growing sales volumes. These assumptions are based on our current understanding of the markets, products and customers of Curamik, as well as projections for raw material prices, sales prices, and incremental cost streamlining initiatives, among others, over the period of the discounted cash flow model. If we fail to achieve the forecasted growth rates or the margin improvements assumed in the model or other assumptions utilized in the model need to be modified, the operating segment's fair value could become less than its carrying value, resulting in a future impairment of goodwill and other long lived assets of the operating segment.

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.
Chatham Superfund Site -  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $17.0 million to $24.0 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.3 million as of September 30, 2012, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
Omega Chemical Superfund Site - In the fourth quarter of 2011, the United States Environmental Protection Agency (EPA) notified us that we were a PRP for the cleanup of the Omega Chemical Corporation Superfund Site in Los Angeles County, California.  In the first quarter of 2012, we were notified that we are no longer a PRP related to this superfund site.
PCB Contamination
We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut.  The issue was originally discovered in the soil at the facility in the late 1990s, which was remediated in 2000. Further contamination was later found in the surrounding groundwater, which were addressed in 2011 with the installation of a pump and treat system.   To date, we have spent approximately $2.5 million in remediation and monitoring costs related to these issues andexpect future costs related primarily to the maintenance of the pump and treat system now in place at the site to be de minimis.
During the first quarter of 2010, we discovered additional PCB contamination in the building at this facility.  Remediation costs are expected to be approximate $1.0 million, which was recorded as our original liability. To date, we have incurred $0.8 million in remediation costs related to this issue and anticipate that the remaining reserve of $0.2 million will be adequate to cover the remaining remediation work. However, if additional contamination is found, the cost of the remaining remediation may increase.
We believe that these efforts will continue for several more years and no time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 30, 2012, there were 315 pending claims compared to 242 pending claims at December 31, 2011.  The number of open claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 315 claims pending as of  September 30, 2012,  74 claims do not specify the amount of damages sought,  239 claims cite jurisdictional amounts, and only two (2) claims (less than 1.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these two (2) claims, one (1) claim alleges compensatory and punitive damages of $20 million each and one (1) claim alleges compensatory damages of $65 million and punitive damages of $60 million. These two (2) claims name between ten (10) and 21 defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011 was significantly higher than in 2010.  However, it is still too early to be able to determine if this is a meaningful trend even though almost as many lawsuits were filed against us in the first three quarters of 2012 compared to all of 2011. Regardless, these new claims, and all previously filed claims, may take a significant period of time to resolve.
•Defenses
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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the nine months ended September 30, 2012, we were able to have 70 claims dismissed and settled eleven (11) claims.  For the year ended December 31, 2011, 120 claims were dismissed and eight (8) were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $3.6 million for the nine months ended September 30, 2012, compared to $8.1 million for the year ended 2011.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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
Recently the primary layer insurance policies providing coverage for the January 1, 1967 to June 30, 1969 period exhausted. The cost sharing agreement contemplates that any excess carriers over exhausted primary layer carriers will become parties to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess carrier providing coverage for the period set forth above is not already a party to the cost sharing agreement. Such excess carrier has been notified of the exhaustion and is reviewing the cost sharing agreement at this time.

•	Impact on Financial Statements
Given the inherent uncertainty in making future projections, we have had the projections of current and future asbestos claims periodically re-examined, and we will have them further updated if needed based on our experience, changes in the underlying assumptions that formed the basis for NERA’s and Marsh’s models, and other relevant factors, such as changes in the tort system and our success in resolving claims. As of December 31, 2011, the estimated liability and estimated insurance recovery, for the five-year period through 2016, was $28.8 million and $28.4 million respectively.  During the first quarter of 2012, NERA and Marsh provided revised projections for the asbestos liability and related insurance receivable, which resulted in revised projections for the five-year period through 2016 of $27.9 million and $27.7 million for the estimated liability and insurance receivable, respectively. There was no change to these projections during the third quarter of 2012

The amounts recorded for the asbestos-related liability and the related insurance receivables described above were based on facts known at the time and a number of assumptions.  However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.
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
Other Environmental and General Litigation

We have previously disclosed the two items listed below. There was no change in the status of either item during the third quarter of 2012.

•
In the second quarter of 2010, the CT DEEP contacted us to discuss a disposal site in Killingly, Connecticut.  We are currently in the very early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement.  Currently, we do not know the nature and extent of any alleged contamination at the site, how many parties could be potentially involved in any remediation, if necessary, or the extent to which we could be deemed a potentially responsible party.  CT DEEP has not made any assessment of the nature of any potential remediation work that may be done, nor have they made any indication of any potential costs associated with such remediation.  Therefore, based on the facts and circumstances known to us at the present time, we are not able to estimate the probability of incurring a contingent liability related to this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time. We continually monitor this situation and are in correspondence with the CT DEEP as appropriate.  When and if facts and circumstances related to this mater change, we will review our position and our ability to estimate the probability of any potential loss contingencies, as well as the range of any such potential exposure.

•
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

Note 15 – Income Taxes
Our effective tax rate was (446.6)% in the third quarter of 2012 as compared to 14.1% in the third quarter of 2011. On a year to date basis, the effective tax rate was (304.5)% in the first nine months of 2012 as compared to 19.0% in the first nine months of 2011. In the third quarter of 2012, our tax rate was lower than in the third quarter of 2011 due to certain one-time discrete items of approximately $50.0 million, the most significant of which was the reversal of a valuation allowance on the majority of our U.S. deferred tax assets. Our year to date tax rate also benefited from other discrete items, including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the sale of the auction rate securities portfolio in the first quarter of the year. In all periods in 2012 and 2011, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%. We currently project that our annual effective tax rate will approximate 25% for the remainder of 2012.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard.  In 2009, we concluded, due to the presence of recent cumulative losses in the U.S., that a valuation allowance was appropriate against a substantial portion of our deferred tax assets. As of September 30, 2012, we are no longer in, nor are we expecting to be in, a cumulative loss position in the United States for the foreseeable future. Also, we may, in appropriate circumstances, undertake a tax planning strategy to ensure that our deferred tax assets do not expire unutilized. This strategy is based upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our deferred tax assets before they expire. We would undertake such a strategy to realize these deferred tax assets prior to expiration only if we determined it was reasonable, prudent, and feasible. This, along with other positive evidence, such as our history of positive taxable income, led us to conclude in the third quarter of 2012 that it is more likely than not that we will ultimately be able to realize our deferred tax assets.
The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity's financial statements.  We are subject to income taxes in the United States and in numerous foreign jurisdictions.  No provision is made for U.S. income taxes on the undistributed earnings of substantially all of our wholly-owned foreign subsidiaries because such earnings are indefinitely reinvested in those companies. If circumstances change and it becomes apparent that some or all of the undistributed earnings of our wholly-owned foreign subsidiaries will not be indefinitely reinvested, a provision for the tax consequences, if any, will be recorded in the period in which the circumstances change.
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2012, we have approximately $1.8 million of accrued interest related to uncertain tax positions included in the $18.6 million of unrecognized tax benefits, $11.5 million of which, if recognized, would impact the effective tax rate.
We are subject to numerous tax filings including U.S. Federal, various state and certain foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2009 – 2011; various states: 2007 – 2011; and foreign: 2007 – 2011.

Note 16 – Restructuring and Impairment Charges
In the first half of 2012, we began several initiatives to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future.  The goal of these initiatives is to become a more streamlined organization both from an organizational and cost perspective, with efficient manufacturing capabilities that are focused on meeting our customers' needs.
First Quarter 2012:
In the first quarter of 2012, we announced several initiatives as part of the streamlining plan. These initiatives were the following:

•	Implemented an early retirement program for certain eligible employees;

•	Realigned our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company;

•	Exited the Thermal Management Solutions business (previously announced in the fourth quarter of 2011);

•	Initiated a plan to shut down the Power Distribution Systems startup operation in North America, which was completed in the third quarter of 2012; and

•	Liquidated our remaining auction rate securities.
Second Quarter 2012:
In the second quarter of 2012, we announced several additional streamlining actions as follows:

•
We announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which is scheduled to be completed by the end of 2012.  The manufacture of certain silicone foam materials produced in the Bremen facility will be consolidated into our existing facility in Carol Stream, Illinois.  The expenses and charges related to the termination of the operations at the Bremen facility are estimated to be approximately $3.1 million and are comprised primarily of (i) $0.9 million for the early termination of the lease on the building; (ii) $0.8 million for severance charges for employees in Bremen; (iii) $0.4 million related to the impairment of certain assets; and (iv) $0.3 million of costs to remove and transport certain equipment to Carol Stream and prepare the building for return to the landlord.  We recognized approximately $1.5 million of these charges in the second quarter of 2012, and expect to recognize the remaining charges in the second half of 2012.

•
We decided to cease production of our non-woven composite materials products in an effort to redeploy resources to focus on our Core Strategic segments.  Sales of these products have been steadily declining for several years and totaled approximately $1.4 million in the second quarter of 2012 and $4.8 million in fiscal 2011.  The shutdown of production is expected to occur by the end of 2012 and is not expected to have a material impact on our overall operations.  No material charges are expected from this initiative.

Third Quarter 2012:
In the third quarter of 2012, we continued to make progress on the initiatives announced in the first half of the year. In particular, the shutdown of our High Performance Foams manufacturing facility in Bremen, Germany continued on schedule. We recognized approximately $1.4 million of additional charges related to this event in the third quarter of 2012, bringing the year to date charges recognized in relation to the shutdown to $2.9 million.
Further, in the third quarter of 2012, we announced a plan to move the final inspection stage of the manufacturing operations of the Curamik Electronics Solutions segment from its manufacturing site in Eschenbach, Germany to Hungary. The move is expected to enable more cost effective performance of the inspection operations. We expect the move to be complete in 2013 and related expenses and charges will be incurred in the second half of 2012 into 2013. These charges are related to a reduction in force at the German facility, as well as startup costs for the new facility in Hungary, but we are not able to reasonably estimate those charges at this time.
The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in the third quarter and first nine months of 2012.

(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Cost of Sales
High Performance Foams
Accelerated depreciation expense related to Bremen shut-down	$179	$764
Inventory impairment related to Bremen shut-down	—	191
Power Distribution Systems
Accelerated depreciation expense related to U.S. shut-down	139	499
Composite Material Division
Write off of obsolete inventory	91	91
Total charges for Cost of Sales	$409	$1,545

Restructuring and Impairment

High Performance Foams
Fixed asset impairment for Bisco and Poron asset disposal	$—	$79
Severance and related costs (1)	—	3,088
Bremen shut down costs	1,233	1,233

Power Distribution Systems
Impairment of investment related receivable	—	264
Severance and related costs (1)	27	504

Printed Circuit Materials
Severance and related costs (1)	—	3,046

Curamik Electronics Solutions
Severance and related costs (1)	506	1,463

Other
Severance and related costs (1)	—	303
Total charges for Restructuring and Impairment	$1,766	$9,980
(1) For the nine month period ended September 30, 2012, this includes an estimated charge of $2.3 million recorded in the first quarter of 2012, offset by a favorable adjustment of $0.7 million recorded in the second quarter of 2012. This net charge of $1.6 million, for 2012, was related to the early retirement program implemented in the first quarter of 2012.

The following table summarizes charges in the severance accrual from March 31, 2012 through September 30, 2012:

(Dollars in thousands)
September 30, 2012
Balance at March 31, 2012	$4,545
Provisions	1,273
Payments	(1,911)
Balance at June 30, 2012	3,907
Provisions	200
Payments	(1,372)
Balance at September 30, 2012	$2,735

Note 17 – Discontinued Operations
In the fourth quarter of 2011, we made the strategic decision to end the operations of our TMS operating segment.  We had invested in its operations for the last few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. For the nine month period ended September 30, 2012, operating losses of $0.1 million, net of tax, were reflected as discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). There was no activity for this segment in the third quarter of 2012. For the three and nine month periods ended September 30, 2011, operating losses of $1.3 million and $4.2 million, net of tax, respectively, were reflected as discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss). Net sales associated with the discontinued operations were $0.1 million for the nine months ended September 30, 2012. There was no sales activity for the third quarter of 2012. Net sales were $0.3 million and $0.6 million for the three and nine month periods ended September 30, 2011, respectively.
Also, in the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut in an effort to redeploy resources to focus more on our Core Strategic segment operations. Sales of non-woven products have been steadily declining for several years and totaled approximately $1.1 million in the third quarter of 2012 and $4.8 million in fiscal 2011. The shutdown of production is expected to occur by the end of 2012 and is not expected to have a material impact on Rogers’ overall operations and no material charges are expected from this initiative. However, we have concluded that this segment will qualify for treatment as a discontinued operation, once the shut down is complete, which is anticipated to be in the fourth quarter of 2012.

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
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the sovereign debt crisis being experienced globally and the uncertain outlook for global economic growth, particularly in several of our key markets; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility that we may be required to recognize impairment charges against goodwill and non-amortizable assets in the future; increases in our employee benefit costs could reduce our profitability; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials; changes in environmental regulation, which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2011 and previously filed Form 10-Q's.
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
Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company – continued growth of the internet and the variety of ways in which it can be accessed, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets.  We will continue to focus on business opportunities and invest in expansion around the globe.  Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selective markets.  To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.

2012 Third Quarter Executive Summary
In the third quarter of 2012, we achieved quarterly sales of $130.2 million, an 11.6% decrease from the third quarter of 2011 sales of $147.3 million.  Net income from continuing operations increased by 276.6% from $15.7 million in the third quarter of 2011 to $59.0 million in the third quarter of 2012.  In the third quarter of 2012, net income from continuing operations included approximately $47.2 million of net special benefits comprised primarily of the following: (i) $50.0 million of net discrete tax benefits, the most significant of which was the reversal of the valuation allowance on the majority of our U.S. deferred tax assets, and partially offset by (ii) $1.3 million in net pension settlement charges for our former President and Chief Executive Officer; (iii) $1.0 million of net charges related to the shutdown and partial relocation of our High Performance Foams manufacturing facility in Bremen, Germany; and (iv) $0.5 million of severance and other related charges. (These charges are further described in the footnotes to the condensed consolidated financial statements.)
From an operations perspective, our High Performance Foams and Printed Circuit Materials operating segments are both performing well during 2012 as quarter over quarter sales volumes were down slightly at High Performance Foams (3.5%), but improved slightly at Printed Circuit Materials (1.0%). We believe that the future prospects remain strong in these segments, particularly as spending in wireless infrastructure and other key markets are projected to increase in the future.  Our Curamik Electronics Solutions and Power Distribution Systems operating segments continued to struggle in the third quarter of 2012, as their primary target markets of transportation infrastructure and wind power have experienced significant declines in spending in Europe and China, as the economic situation in both regions has resulted in the government scaling back on many spending initiatives.  Quarter over quarter, sales for Curamik Electronic Solutions are down by 40.0% while Power Distributions Systems sales are down by 16.7%.  We anticipate that these markets will remain at these levels in the near term, but the long term outlook remains positive.
During the first nine months of 2012, our management team, implemented several measures to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future.  The goal of these initiatives is to become a more streamlined organization, both from an organizational and cost perspective, that is focused on customer needs, with efficient manufacturing capabilities.
Related to these initiatives, we took the following actions in the first quarter of 2012:  (i)  implemented an early retirement program for certain eligible employees; (ii)  realigned our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company; (iii) exited the Thermal Management Systems business (previously announced in the fourth quarter of 2011); (iv) initiated a plan to shut down the Power Distribution Systems start-up operation in North America, which was completed in the third quarter of 2012; and (v) liquidated our remaining auction rate securities.
Further, in the second quarter of 2012, we announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which is scheduled to be completed early in 2013.  Certain manufacturing capability at this location will be relocated to our Carol Stream, Illinois, facility, while other unprofitable product lines will be shut down.  We have incurred approximately $2.9 million of charges to date as a result of this initiative with approximately $1.4 million recognized in the third quarter of 2012.  Lastly, we decided to shut down the operations of our  non-woven composite materials product lines at our facility in Rogers, Connecticut.  These product lines have been gradually declining for several years and we anticipate that the shutdown of these lines will be completed by the end of 2012.  No material charges will result from this initiative.
Further, early in the third quarter of 2012, we announced a plan to relocate the final inspection operations of our Curamik Electronics Solutions’ operating segment from our facility in Eschenbach, Germany to Hungary. The move is expected to enable more cost effective performance of the inspecting operations. We expect the move to be complete in 2013 and related expenses and charges will be incurred in the second half of 2012 into 2013, including charges related to a reduction in force at the German facility, as well as startup costs for the new facility in Hungary, but we are not able to reasonably estimate those charges at this time.
Overall, as a result of these streamlining and rationalization initiatives, we have incurred approximately $16.9 million of net pre-tax charges in the first nine months of 2012 ($10.2 million after tax), with approximately $4.2 million recognized in the third quarter of 2012.  We initially anticipated that these actions would result in annualized cost savings of approximately $13.0 million by the fourth quarter of 2012. However, we have achieved savings levels in excess of these projections in the third quarter of 2012 with approximately $4.5 million in savings as compared to a projected $3.0 million in the quarter and anticipate that we will be able to sustain at least this level of benefit in the future. Going forward, we will continue to pursue other initiatives aimed at further streamlining our business and reducing our overall cost structure, enabling us to continue to profitably grow the Company.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	33.0%	34.4%	30.7%	33.2%
Selling and administrative expenses	20.2%	18.6%	19.3%	18.3%
Research and development expenses	3.7%	3.6%	3.9%	3.7%
Restructuring and impairment charges	1.3%	—%	2.7%	—%
Operating income (loss)	7.8%	12.2%	4.9%	11.2%

Equity income in unconsolidated joint ventures	1.4%	0.9%	1.0%	0.9%
Other income (loss), net	—%	0.2%	—%	0.5%
Net realized gains (losses)	—%	(0.2)%	(0.9)%	—%
Interest income (expense), net	(0.8)%	(0.7)%	(0.8)%	(1.0)%
Income (loss) before income taxes	8.4%	12.4%	4.2%	11.6%

Income tax expense (benefit)	(37.0)%	1.8%	(12.7)%	2.2%

Income (loss) from continuing operations	45.3%	10.6%	16.8%	9.4%
Net Sales
Net sales decreased by 11.6% from $147.3 million in the third quarter of 2011 to $130.2 million in the third quarter of 2012.   On a year to date basis, sales declined by 11.4% from $426.8 million in the first nine months of 2011 to $378.3 million in the first nine months of 2012.  The decline in sales on both a quarterly and year to date comparison basis is primarily attributable to significant volume decreases in our Power Electronic Solutions segments, as Curamik Electronic Solutions and Power Distribution Systems were negatively impacted in their core markets of mass transit and wind energy, primarily as a result of the economic situation in both Europe and China as government spending on capital projects has slowed significantly in these areas. Our remaining core businesses, High Performance Foams and Printed Circuit Materials, also experienced declines in sales volumes, but not to the extent of the previously discussed segments, and PCM quarterly sales grew in 2012 as compared to 2011.   See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of sales decreased from 34.4% in the third quarter of 2011 to 33.0% in the third quarter of 2012. On a year to date basis, gross margin as a percentage of sales decreased from 33.2% in the first nine months of 2011 to 30.7% in the first nine months of 2012. Third quarter and year to date 2012 results included approximately $0.4 million and $1.6 million, respectively, of special charges related to the shutdown of the Power Distribution Systems operations in Arizona; High Performance Foams operations in Bremen, Germany; and Composite Materials operations in Rogers, Connecticut. These charges resulted from accelerated depreciation as the useful lives of certain equipment used in the manufacturing process were shortened, as well as additional inventory reserves.  These charges negatively impacted 2012 third quarter and year to date results by approximately 30 and 40 basis points, respectively. The decline in sales volumes in the three and nine months ended September 30, 2012 as compared to the prior year periods also negatively impacted margins. The decreased contribution on those sales negatively impacted margins by approximately 150 and 180 basis points, respectively, in the three and nine months ended September 30, 2012. Further, inventory fluctuations negatively impacted margin comparisons over these periods as inventory levels declined by approximately 6.1% and 10.5%, respectively, during the third quarter and first nine months of 2012 as we managed inventory closely to better align inventory levels with the lower sales volumes experienced during the year. Inventory increased in the third quarter of 2011 by 13.1% and in the first nine months of 2011 by 35.8% (excluding the impact of the newly acquired Curamik business) primarily as a result of the increase in sales volumes experienced during the first half of 2011, as well as the startup of production in our Printed Circuit Materials manufacturing operation in Suzhou, China. The negative impact to margins in the third quarter and first nine months of 2012 as a result of these fluctuations was approximately 160 and 120 basis points, respectively. Lastly, our streamlining initiatives initiated in the first half of 2012 favorably impacted margins in the third quarter and first nine months of 2012 by approximately

190 and 120 basis points, respectively, as we achieved approximately $2.5 million in streamlining benefits during the third quarter and year to date 2012. We expect that margins will gradually improve as the impacts of our streamlining initiatives continue to be realized and the negative impact of inventory fluctuations become less pronounced. We also expect to have more operating leverage on incremental sales when and if sales volumes increase.

Selling and Administrative Expenses
Selling and administrative expenses declined 4.4% from $27.5 million in the third quarter of 2011 to $26.3 million in the third quarter of 2012.  Third quarter 2012 results included approximately $2.0 million of costs related to the settlement of a pension obligation with the former Chief Executive Officer of the Company. Excluding this charge, selling and administrative expenses, as a percentage of sales, remained consistent in the third quarter of 2012 as compared to the third quarter of 2011 at 18.6% even though net sales declined by 11.6% in the period.  The overall decline in spending, excluding the above mentioned charge, of $3.2 million can be attributable primarily to a reduction of $3.7 million in incentive and equity compensation costs due to the lower level of performance of the business in 2012 as compared to 2011.  This decline was partially offset by a $0.9 million increase in costs related to the defined benefit pension and retiree medical plans in the third quarter of 2012 as compared to the third quarter of 2011, due to unfavorable changes to market assumptions that drive the pension calculations for accounting purposes. The remaining net decrease in selling and administrative costs for the quarter can be primarily attributable to the streamlining and cost reduction efforts that were initiated in the first half of 2012.
On a year to date basis, selling and administrative expenses declined 6.3% from $78.0 million in the first nine months of 2011 to $73.1 million in the first nine months of 2012.  2012 results included approximately $2.0 million of costs related to the settlement of a pension obligation with the former Chief Executive Officer of the Company. Excluding this charge, selling and administrative expenses, as a percentage of sales, increased slightly from 18.3% for the first nine months of 2011 to 18.8% for the first nine months of 2012, mainly due to the decline in sales volumes experienced during 2012, as we did not implement the majority of our streamlining initiatives until the second half of 2012. The overall decline in spending, excluding the above mentioned charge, of $7.0 million can be attributed primarily to a reduction of $7.9 million in incentive and equity compensation costs due to the lower level of performance of the business in 2012 as compared to 2011.  This decline was partially offset by a $3.0 million increase in costs related to the defined benefit pension and retiree medical plans in the first nine months of 2012 as compared to the first nine months of 2011, due to unfavorable changes to market assumptions that drive the pension calculations for accounting purposes. The remaining net decrease in selling and administrative costs for the third quarter can be primarily attributable to the streamlining and cost reduction efforts that were initiated in the first half of 2012.
Research and Development Expenses
Research and development (R&D) expense decreased by 9.8% from $5.4 million in the third quarter of 2011 to $4.8 million in the third quarter of 2012.  Year to date, R&D expense declined by 9.3% from $16.2 million in the first nine months of 2011 to $14.7 million in the first nine months of 2012.  As a percentage of sales, research and development expenses were relatively consistent both on a quarterly and year to date basis.  In the third quarter of 2012, R&D expenses as a percentage of sales were 3.7% as compared to 3.6% in the third quarter of 2011 and, on a year to date basis, 3.9% in 2012 as compared to 3.8% in 2011.  The overall decline in spending on both a quarterly and year to date basis can be primarily attributable to our intent to invest a certain percentage of our sales back into R&D activities, as our spending was aligned with fluctuations in sales levels.  Going forward, in the near term, we believe that our R&D spending as a percentage of sales will continue to remain consistent with levels incurred in the most recent quarters and average in the 3.5%-4.0% range.
Equity Income/Loss in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures increased 37.5% from $1.3 million in the third quarter of 2011 to $1.8 million in the third quarter of 2012. On a year to date basis, equity income in unconsolidated joint ventures declined by 7.6% from $4.0 million in 2011 to $3.7 million in 2012.  The overall year to date decline in operating results at the joint ventures is due primarily to the softening in certain domestic and export markets in Japan, particularly in LCD televisions, domestic mobile phones and general industrial applications. Quarter over quarter results improved primarily as a result of higher demand in the gaming console market for the upcoming holiday season.
Other Income/Expense, Net
In the third quarter of 2012 and 2011, other income/expense, net was immaterial and income of approximately $0.3 million, respectively.  On a year to date basis, other income/expense, net was income of $0.1 million in the first nine months of 2012 as compared to income of $1.9 million in the first nine months of 2011. The results in the first nine months of 2011 included a one-time gain on the sale of a building in China of approximately $1.9 million.  Excluding this gain, results were relatively consistent in both comparative periods.

Realized Investment Gain (Loss), Net
Realized investment gain (loss), net was de minimis in the third quarter in both 2012 and 2011 and in the first nine months of 2011, while we recognized a loss of $3.2 million in the first nine months of 2012.  The loss was due to the liquidation of our auction rate securities portfolio in the first quarter of 2012, which resulted in the Company receiving net cash proceeds of approximately $25.4 million during the period.
Interest Income/Expense, Net
Interest income/expense, net, remained relatively consistent quarter over quarter with expense of $1.1 million in 2012 and $1.0 million in 2011. On a year to date basis, interest income/expense, net, declined from $3.9 million in 2011 to $3.4 million in 2012 due primarily to lower interest expense on our debt facility, as we have paid down the principal from $145.0 million at the beginning of 2011 to approximately $106.0 million at the end of the third quarter of 2012.
Income Taxes
Our effective tax rate was (446.6)% in the third quarter of 2012 as compared to 14.1% in the third quarter of 2011. On a year to date basis, the effective tax rate was (304.5)% in the first nine months of 2012 as compared to 19.0% in the first nine months of 2011. In the third quarter of 2012, our tax rate was lower than in the third quarter of 2011 due to certain one-time discrete items of approximately $50.0 million, the most significant of which was the reversal of a valuation allowance on the majority of our U.S. deferred tax assets. Our year to date tax rate also benefited from other discrete items, including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the sale of the auction rate securities portfolio in the first quarter of the year. In both the first three quarters of 2012 and 2011, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%. We project the effective tax rate will be 25% for the balance of 2012.
In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets based upon the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In 2009, we concluded, due to the presence of recent cumulative losses in the U.S., that a valuation allowance was appropriate against a substantial portion of our deferred tax assets. As of September 30, 2012, we are no longer in, nor are we expecting to be in a cumulative loss in the foreseeable future. Also, we may, in appropriate circumstances undertake a tax planning strategy to ensure that our deferred tax assets do not expire unutilized. This strategy is based upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our deferred tax assets before they expire. We would undertake such a strategy to realize these deferred tax assets prior to expiration only if we determined it was reasonable, prudent, and feasible. This, along with other positive evidence such as our history of positive taxable income, led us to conclude in the third quarter of 2012 that it is more likely than not that we will ultimately be able to realize our deferred tax assets.

Segment Sales and Operations
Core Strategic
High Performance Foams

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$48.0	$49.8	$131.8	$133.0
Operating income (loss)	8.8	10.7	16.0	22.0
Our High Performance Foams operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications, such as portable communications, consumer electronics, and mass transit markets for gaskets, sealing, and cushioning applications.
In the second quarter of 2012, we announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which is scheduled to be substantially completed by the end of 2012.  The manufacture of certain silicone foam materials produced in the Bremen facility will be consolidated into our existing facility in Carol Stream, Illinois.  The expenses and charges related to the termination of the operations at the Bremen facility are $3.1 million and are comprised primarily of (i) the early termination of the lease on the building; (ii) severance charges for employees in Bremen; (iii) impairment of certain assets; and (iv) costs to remove and transport certain equipment to Carol Stream and prepare the building for return to the landlord. We recognized approximately $1.5 million of these charges in the second quarter of 2012 and the remaining $1.6 million in the third quarter of 2012. We anticipate incurring additional costs to exit the facility in the fourth quarter of 2012 and the first quarter of 2013, which will be expensed as incurred and are not projected to be material to our overall results.

Q3 2012 versus Q3 2011:
Net sales in this segment declined by 3.5% from $49.8 million in the third quarter of 2011 to $48.0 million in the third quarter of 2012. The decline in sales was due primarily to a 19.6% decline for tablet computers due to inventory in the supply chain during model changeover. This decline was partially offset by continued strong demand for PORON® XRD® extreme impact protection materials for protective cases for smart phones and tablets, as well as sports impact apparel, as sales incrementally increased by $0.6 million during the quarter, as well as an increase of 49.2% into general industrial applications, including automotive and hybrid electric vehicles.
Operating results declined by 17.4% from operating income of $10.7 million in the third quarter of 2011 to operating income of $8.8 million in the third quarter of 2012.  Third quarter 2012 results included approximately $2.1 million of special charges, including approximately $1.4 million in charges related to the shutdown of the silicone foams manufacturing facility in Bremen, Germany, and approximately $0.7 million in pension settlement charges (as further described in the "Selling and Administrative Expenses" section above).  Excluding these charges, operating results for High Performance Foams improved slightly quarter over quarter due in part to lower costs as a result of the streamlining initiatives, which created better operating leverage on lower sales volumes, as well as an overall favorable sales mix. These favorable results were partially offset by approximately $0.4 million of additional costs incurred in the third quarter of 2012 compared to the third quarter of 2011 related to the startup of the PORON® XRD® product line.
YTD 2012 versus YTD 2011:
On a year to date basis, net sales declined by 0.9% to $131.8 million in the first nine months of 2012 from $133.0 million in the first nine months of 2011.  This decline was driven by lower sales into the wind and solar markets, which declined by 51.0%, as well as a slight decline in sales into mobile internet devices of 2.9%, partially offset by strong sales of the segment's newest product introduction, PORON® XRD® extreme impact materials, which added $2.8 million in incremental sales in 2012, as well as a 14.5% improvement in sales into general industrial applications, including protective cases for mobile internet devices and automotive and hybrid electric vehicles.
Operating income declined by 27.3% from $22.0 million in the first nine months of 2011 to $16.0 million in the first nine months of 2012.  2012 year to date results included approximately $6.1 million of special charges, including $2.9 million related to the shutdown of the silicone foams manufacturing facility in Bremen, Germany, $2.5 million of net severance related charges as a result of our streamlining initiatives, and $0.7 million in pension settlement charges (as further described in the "Selling and Administrative Expenses" section above).  Excluding these charges, operating results improved slightly with a 0.2% increase over the year to date periods due in part to lower costs as a result of the streamlining initiatives, which created better operating leverage on lower sales volumes, as well as an overall favorable sales mix. These favorable results were partially offset by approximately $2.0 million of additional costs incurred in 2012 as compared to 2011 related to the startup of the PORON® XRD® product line.
Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$43.4	$43.0	$123.4	$129.2
Operating income (loss)	3.2	2.8	6.0	12.1
Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability applications, and automotive applications, among others.
Q3 2012 versus Q3 2011:
Net sales in this segment increased by 1.0% from $43.0 million in the third quarter of 2011 to $43.4 million in the third quarter of 2012. The increase was due primarily to a 48.7% increase in sales into the the automotive market for radar safety applications, as well as a 51.1% increase of sales into base station antenna applications for communications infrastructure. These increases were partially offset by a 17.4% decline in sales into high reliability applications as customers continued to bring inventories into alignment with market demand.  Additionally, demand increased during the quarter in the telecom base station market in China.

Operating results improved by 13.2% from operating income of $2.8 million in the third quarter of 2011 to operating income of $3.2 million in the third quarter of 2012.  2012 results included approximately $0.6 million of special charges related primarily to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above). This increase is primarily attributable to lower spending as a result of our streamlining activities, as well as a favorable sales mix.
YTD 2012 versus YTD 2011:
On a year to date basis, net sales declined by 4.5% from $129.2 million in the first nine months of 2011 to $123.4 million in the first nine months of 2012.  The decline was due primarily to a 9.3% decline in sales into the wireless infrastructure market in the first nine months of 2012 as compared to the first nine months of 2011.  Sales into high reliability applications also declined by 20.5% on a year to date basis, as customers continued to closely manage their inventories.  These declines were partially offset by a 52.2% increase in sales into the automotive market for radar safety sensor applications, as our new laminate products continue to gain traction in the market, as well as a 137.1% increase in sales in base station antenna applications for communications infrastructure.
Operating income declined by 50.5% from operating income of $12.1 million in the first nine months of 2011 to operating income of $6.0 million in the first nine months of 2012.  2012 results included approximately $3.2 million of net special charges comprised of $3.1 million in net severance charges incurred primarily as part of our overall streamlining initiatives and $0.6 million in charges related to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above). These charges were partially offset by a one-time benefit of $0.5 million related to an insurance reimbursement of a previously settled product liability claim.  The remaining decline in results can be primarily attributable to the decline in sales volumes, as well as the impact from the 23.7% decrease in inventory during the year. These declines were partially offset by favorable product mix and lower spending as a result of our streamlining initiatives.
Power Electronic Solutions

•	Curamik Electronics Solutions

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$22.1	$36.8	$70.3	$104.3
Operating income (loss)	(2.4)	4.1	(5.4)	7.3
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
As Curamik Electronics Solutions works through its current downturn, the segment continues to look for ways to improve its cost structure and better serve its customers.  Early in the third quarter of 2012, we announced a plan to relocate the final inspection operations of our Curamik Electronics Solutions’ operating segment from our facility in Eschenbach, Germany to Hungary. The move is expected to enable more cost effective performance of the inspecting operations. We expect the move to be complete in 2013 and related expenses and charges will be incurred in the second half of 2012 into 2013. These charges are related to a reduction in force at the German facility, as well as startup costs for the new facility in Hungary, but we are not able to reasonably estimate those charges at this time.
Q3 2012 versus Q3 2011:
Net sales in this segment were $22.1 million in the third quarter of 2012, a 40.0% decline from $36.8 million in the third quarter of 2011.  This decline was due primarily to the ongoing slowdown in global capital and infrastructure spending, which negatively impacted wind energy and industrial motor drive applications, which declined 17.8% and 53.0%, respectively, in the third quarter of 2012 as compared to the third quarter of 2011, as well as further inventory corrections in the supply chain.  We believe that these markets will remain at these levels in the near term, but the long term outlook remains positive. Also contributing to the decline in net sales is the impact of foreign currency exchange rates, which contributed approximately $2.5 million to the overall sales decline as the USD appreciated against the Euro by approximately 14.4% quarter over quarter.  Curamik Electronics Solutions transacted approximately 83% of its third quarter 2012 sales in Euro as compared to 78% in the third quarter of 2011.  Contrary to these trends, the demand for Curamik Electronic Solutions’ direct bonded copper materials in x-by-wire technology for the automotive industry remained consistent quarter over quarter.  This technology replaces traditional mechanical systems with electrical systems in automobiles to help improve overall performance and fuel efficiency.

Operating results for the quarter declined from an operating income of $4.1 million in the third quarter of 2011 to an operating loss of $2.4 million in the third quarter of 2012.  Third quarter 2012 results included approximately $0.9 million of special charges consisting of $0.5 million in severance related charges and $0.4 million in charges related to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above).  The decline in results can be primarily attributable to the decline in volumes and the associated contribution loss on those sales, partially offset by lower spending as a result of our streamlining initiatives.
YTD 2012 versus YTD 2011:
On a year to date basis, net sales declined by 32.6% from $104.3 million in the first nine months of 2011 to $70.3 million in the first nine months of 2012.  This decline was due primarily to the continued lower demand in wind energy and industrial motor drive applications, which declined 20.9% and 43.9%, respectively, in the first nine months of 2012 as compared to the first nine months of 2011, as well as further inventory corrections in the supply chain. We believe that these markets will remain at these levels for the near term, but the long term outlook remains positive. Also contributing to the decline in sales is the impact of foreign currency exchange rates, which contributed approximately $5.5 million to the overall sales decline as the USD appreciated against the Euro by approximately 10.1% on a year to date basis.  The segment transacted approximately 82% of its sales in the first nine months of 2012 in Euro as compared to 77% in the first nine months of 2011. These declines were partially offset by increasing demand for Curamik Electronics Solutions’ direct bonded copper materials in x-by-wire technology for the automotive industry, which increased 4% period over period.  This technology replaces traditional mechanical systems with electrical systems in automobiles to help improve overall performance and fuel efficiency.
Operating results declined from operating income of $7.3 million in the first nine months of 2011 to an operating loss of $5.4 million in the first nine months of 2012.  2012 year to date results included approximately $2.5 million of special charges consisting of $1.5 million in severance related charges, $0.6 million related to the reserve of an uncollectible receivable, and $0.4 million in charges related to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above).  This decline in results can be directly attributable to the decline in volumes and the associated contribution loss on those sales, partially offset by lower spending as a result of our streamlining initiatives.

•	Power Distribution Systems

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$9.4	$11.3	$31.5	$37.7
Operating income (loss)	(0.3)	0.3	(0.8)	4.3
Our Power Distribution Systems operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.
Q3 2012 versus Q3 2011:
Net sales in this segment declined by 16.8% from $11.3 million in the third quarter of 2011 to $9.4 million in the third quarter of 2012. The decline was due primarily to the significant slowdown in spending on infrastructure projects in the mass transit market, particularly in Europe and China, as sales declined by 17.4% and 14.3% quarter over quarter, respectively, in these regions.  Also, overall sales into the renewable energy markets declined by 54.9% as the wind and solar energy markets continue to lag.  These declines were partially offset by strong sales into the automotive market in North America, which increased by 31.9% during the quarter.
Operating results declined from operating income of $0.3 million in the third quarter of 2011 to an operating loss of $0.3 million in the third quarter of 2012.  Third quarter 2012 results include approximately $0.3 million of special charges related primarily to the shutdown of operations of the Power Distribution Systems manufacturing in North America, as well as other pension settlement related charges.  The remaining decline in operating performance can be primarily attributable to the decline in sales volumes described above, partially offset by lower spending as a result of our streamlining initiatives.
YTD 2012 versus YTD 2011:
On a year to date basis, net sales declined by 16.5% from $37.7 million in the first nine months of 2011 to $31.5 million in the first nine months of 2012.  The decline was due primarily to the significant slowdown in spending on infrastructure projects in the mass transit market, particularly in Europe and China, as sales declined by 33.5% and 23.9% period over period, respectively, in those regions.  Also, overall sales into the renewable energy market declined by 39.2% as the wind and solar energy markets continue to lag.  These declines were partially offset by strong sales into the mass transit and automotive markets in North America, which increased by 60.1% and 763.3% period over period, respectively.
Operating results declined from operating income of $4.3 million in the first nine months of 2011 to an operating loss of $0.8 million in the first nine months of 2012.   2012 year to date results include approximately $1.4 million of special charges related primarily to the shutdown of operations of the Power Distribution Systems manufacturing in North America and other severance and pension settlement related charges.  The remaining decline in operating performance can be primarily attributable to the contribution related to the decline in sales volumes described above, partially offset by lower spending as a result of our streamlining initiatives.
Other

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$7.3	$6.5	$21.4	$22.6
Operating income (loss)	0.8	(0.1)	2.7	2.1
Our Other reportable segment consists of our elastomer rollers, floats, and non-woven composite materials products, as well as our inverter distribution business.
In the second quarter of 2012, we made the decision to cease production of our non-woven composite materials products in an effort to redeploy resources to focus on our Core Strategic segments.  Sales of these products have been steadily declining for several years and totaled approximately $1.1 million in the third quarter of 2012 and $4.8 million in fiscal 2011.  The shutdown of production is expected to occur by the end of 2012 and is not expected to have a material impact on our overall operations.  No material charges are expected from this initiative.
Q3 2012 versus Q3 2011:
Net sales increased by 12.7% from $6.5 million in the third quarter of 2011 to $7.3 million in the third quarter of 2012.  The increase in sales is primarily due to an increase in sales across the segments product lines, in particular elastomer rollers and floats, which increased by 15.7% quarter over quarter.
Operating results improved from an operating loss of $0.1 million in the third quarter of 2011 to operating income of $0.8 million in the third quarter of 2012. 2012 results included approximately $0.2 million of special charges related primarily to certain costs incurred for the shut-down of the non-woven composite materials product line and other pension settlement related charges. The improvement in operating profit is due primarily to the increase in sales volumes across the segments product lines. In particular, operating performance related to the elastomer component and float products improved by over 200% due to the increased volumes and other cost reduction initiatives.
YTD 2012 versus YTD 2011:
Net sales declined 5.4% from $22.6 million in the first nine months of 2011 to $21.4 million in the first nine months of 2012.  The decline in sales is primarily due to a 49.9% decline in sales of inverter products from our legacy Durel business; which was partially offset by a 8.7% increase in sales of elastomer component and float products.
Operating results improved by 56.1% from an operating profit of $2.1 million in the first nine months of 2011 to an operating profit of $2.7 million in the first nine months of 2012. 2012 results included approximately $0.5 million of special charges related primarily to certain costs incurred with the shut-down of the non-woven composite materials product line and other severance and pension settlement related charges. The improvement in operating profit is due primarily to the operating performance of the elastomer component and float products, which improved by 90.8%, due to increased volumes and other cost reduction initiatives.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. While the U.S. financial markets have grown more stable since the global recession of 2008, significant volatility still remains in the global markets particularly in Europe, and credit markets in general have diminished liquidity and capital availability globally.  We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement, as amended, should any issue or strategic opportunities arise.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	September 30, 2012	December 31, 2011
Key Balance Sheet Accounts:
Cash and cash equivalents	$91,101	$79,728
Accounts receivable	88,581	77,682
Inventory	70,072	78,320
Outstanding borrowing on credit facilities (short term and long term)	106,000	122,500

	Nine Months Ended
	September 30, 2012	September 30, 2011
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$15,522	$(1,669)
Cash provided by (used in) investing activities of continuing operations	7,852	(138,303)
Cash provided by (used in) financing activities of continuing operations	(9,658)	131,453
At the end of the third quarter of 2012, cash and cash equivalents were $91.1 million as compared to $79.7 million at the end of 2011, an increase of $11.4 million, or approximately 14.3%.  This increase was due primarily to the liquidation of the auction rate securities portfolio, resulting in net proceeds of $25.4 million, $7.9 million received for stock option exercises and $1.4 million received for the sale of our facility in Richmond, Virginia, partially offset by $16.0 million in contributions to our defined benefit pension plan, a $6.2 million retirement payout for the former CEO and the payout of $6.6 million of annual incentive compensation awards, related to 2011 performance.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
U.S.	$13,382	$20,027
Europe	40,122	35,259
Asia	37,597	24,442
Total cash and cash equivalents	$91,101	$79,728
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.
Significant changes in our balance sheet accounts from December 31, 2011 to September 30, 2012 are as follows:

◦
Accounts receivable increased $10.9 million, or 14.0%, from $77.7 million at December 31, 2011 to $88.6 million at September 30, 2012. The increase in accounts receivable is due primarily to increased sales volume in the three months ended September 30, 2012 versus the three months ended December 31, 2011. As our Days Sales Outstanding metric has remained relatively consistent period to period. However, we are facing increasing pressure by customers to extend payment terms as a result of the global economy.

◦
Inventories decreased $8.2 million, or 10.5%, from $78.3 million at December 31, 2011 to $70.1 million at September 30, 2012. This decrease is primarily attributable to our focus on working capital management and lowering inventory levels to better match current demand.

◦
Long-term marketable securities declined by $25.9 million from December 31, 2011 due to the liquidation of our auction rate securities portfolio. As of September 30, 2012, we do not have any long-term marketable securities on our balance sheet.

◦
Current portion of long term debt increased $9.3 million at December 31, 2011 to $16.8 million at September 30, 2012. This increase is due to management anticipating additional voluntary principal payments combined with an increase in the scheduled payments for our debt facility over the next twelve months.

◦
Pension liability declined by 32.4% from $68.9 million at December 31, 2011 to $46.5 million at September 30, 2012 due to $16.0 million in contributions made to the defined benefit pension plan in the first half of 2012, combined with a pension related settlement for our former Chief Executive Officer of $6.2 million in the third quarter.

◦
Other accrued liabilities declined by 29.9% from $15.4 million at December 31, 2011 to $10.8 million at September 30, 2012 due to a $3.1 million payment of the deferred purchase price on the acquisition of SK Utis Co., Ltd, which was consummated in the first quarter of 2009. The decrease in other accrued liabilities is also due to the timing of various compensation related payments.

◦
Deferred income taxes increased by 241.2% from $20.1 million at December 31, 2011 to $68.6 million at September 30, 2012 due primarily to the reversal of the tax valuation allowance on our U.S. deferred tax assets.

Credit Facilities
On July 13, 2011, we entered into an amended and restated $265.0 million secured five year credit agreement.  This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A., as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents.  The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.
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
The Amended Credit Agreement provided for the extension of credit in the form of (1) a $100.0 million term loan (which refinanced outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and (2) up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement, on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolving portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).
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
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are required to maintain certain financial covenant ratios, including a leverage ratio of no more than 3.0 to 1.0 and a fixed charge coverage ratio (FCCR).  In the first quarter of 2012, the FCCR was modified from 2.50 to 1.25 of Adjusted EBITDA.  This ratio measures the Company's ability to cover its fixed charge obligations.  The key components of Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors contributed to the need for an amendment to this covenant.  The 2.50 ratio was based on a more robust set of financial projections, and these have moderated somewhat with the recent events in the marketplace and the overall global economy, particularly the situations in Europe and China.  Additionally, the original ratio did not anticipate the inclusion of mandatory term loan payments that would further stress the ratio.  Finally, an increase in planned capital investment added pressure to the ratio as well.
Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q4 2011	Q1 2012	Q2 2012	Q3 2012
Covenant Limit	2.50	1.25	1.25	1.25
Actual FCCR	2.60	2.27	2.09	1.93
As of September 30, 2012, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.55 on the leverage ratio and 1.93 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of September 30, 2012.
As part of the initial debt offering in 2010, we capitalized approximately $2.3 million of debt issuance costs and, as part of this amendment; we capitalized an additional $0.1 million of debt issuance costs in 2011. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will terminate in June 2016.   We incurred amortization expense of $0.1 million in the third quarters of 2012 and 2011, respectively, and expenses of $0.4 million in the first six months of 2012 and 2011, respectively.  At September 30, 2012, we have approximately $1.9 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first nine months of 2012, we made principal payments of $16.5 million on the debt. We made $22.5 million of principal payments in fiscal 2011.   We are obligated to pay $11.3 million on this debt obligation and are scheduling $5.5 million of discretionary revolver payments within the next 12 months. As of September 30, 2012, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $92.5 million of term loan debt and $13.5 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.

In addition, as of September 30, 2012 we had the following standby letter of credit (LOC) and guarantee that were backed by the Amended Credit Agreement, as amended:

•	$1.1 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.7 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).
No amounts were owed on the LOC or guarantee as of September 30, 2012 or December 31, 2011.
Interest
We incurred interest expense on our outstanding debt of $0.8 million and $2.3 million in the three and nine month periods ended September 30, 2012, respectively, and $0.8 million and $2.9 million in the three and nine month periods ended September 30, 2011, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.3 million in the three and nine month periods ended September 30, 2012, respectively, and of approximately $0.1 million and $0.1 million in the three and nine month periods ended September 30, 2011, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At September 30, 2012, the term loan debt amounted to $92.5 million of our total outstanding debt of $106.0 million.  At September 30 2012, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.25%.
We also incurred interest expense on the capital lease of $0.3 million and $1.1 million in the three and nine month periods ended September 30, 2012, respectively, and of $0.2 million and $0.9 million in the three and nine month periods ended September 30,

2011, respectively.
Auction Rate Securities
During the first quarter of 2012, we liquidated our auction rate securities portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss).  Since the markets for these securities failed in the first quarter of 2008, due to the events in the credit markets, we had already redeemed $24.9 million of these securities, mostly at par.  However, due to the fact that par value redemptions had slowed in recent quarters with no clear path for full redemption over the next several years and the rate of return on these securities was very low, management determined that at that time a discounted redemption of the remainder of the portfolio was in our best interest.
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

Contingencies
During the third quarter of 2012, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Contractual Obligations
As of September 30, 2012, we had outstanding borrowings on our credit facilities of $106.0 million, which relate to the funding of the Curamik acquisition, as well as a capital lease obligation of $8.4 million associated with the purchase of Curamik. There were no significant changes outside of the ordinary course of business in our contractual obligations during the third quarter of 2012.
The following table summarizes our significant contractual obligations as of September 30, 2012:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$6,953	$2,290	$2,082	$1,919	$662
Capital lease	8,439	1,592	1,582	1,582	3,683
Interest payments on capital lease	3,729	543	962	873	1,351
Inventory purchase obligation	1,273	1,273	—	—	—
Capital commitments	3,800	3,800	—	—	—
Pension and retiree health and life insurance benefits (1)	89,652	3,104	14,917	17,720	53,911
Outstanding borrowings on credit facilities	106,000	16,750	64,250	25,000	—
Interest payments on outstanding borrowings (2)	7,029	3,040	3,054	935	—
Total	$226,875	$32,392	$86,847	$48,029	$59,607

(1)
Pension benefit payments, which amount to $81.6 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $8.1 million, are expected to be paid from operating cash flows.

(2)	Estimated future interest payments are based on rates that range from 0.32% to 1.56%, which take into consideration projected forward LIBOR rates and the related impact of the interest rate swap.
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

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the third quarter of 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
See the discussion of the liquidation of our auction rate securities portfolio in Note 2 “Fair Value Measurements”, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.  There have been no significant changes in our exposure to market risk during the third quarter of 2012.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2011 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income (loss) for the three and nine months ended September 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011, (iii) Condenses Consolidated Statements of Shareholder Equity at September 30, 2012 and December 31, 2011, (iv)Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements.+

+
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
Dated: November 5, 2012