Form 10-Q
period 2013-03-31
ROGERS CORP
filed 2013-05-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of April 23, 2013 was 17,071,336.

ROGERS CORPORATION
FORM 10-Q

March 31, 2013

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income (Loss)	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders' Equity	5
		Condensed Consolidated Statements of Comprehensive Income (Loss)	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.		Controls and Procedures	39
Part II – Other Information
Item 1.		Legal Proceedings	40
Item 6.		Exhibits	40
Signatures			41
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$125,979	$120,155
Cost of sales	84,690	83,751
Gross margin	41,289	36,404

Selling and administrative expenses	25,206	24,239
Research and development expenses	5,269	5,323
Restructuring and impairment charges	—	7,349
Operating income (loss)	10,814	(507)

Equity income in unconsolidated joint ventures	529	657
Other income (expense), net	(589)	(140)
Realized investment gain (loss):
Increase (decrease) in fair value of investments	—	(522)
Less: Portion reclassified to/from other comprehensive income	—	2,723
Net realized gain (loss)	—	(3,245)

Interest income (expense), net	(905)	(1,190)
Income (loss) before income tax expense (benefit)	9,849	(4,425)

Income tax expense (benefit)	2,873	(2,839)
Income (loss) from continuing operations	6,976	(1,586)

Income (loss) from discontinued operations, net of income taxes	120	(222)
Net income (loss)	$7,096	$(1,808)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.41	$(0.10)
Income (loss) from discontinued operations	0.01	(0.01)
Net income (loss)	$0.42	$(0.11)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.39	$(0.10)
Income (loss) from discontinued operations	0.01	(0.01)
Net income (loss)	$0.40	$(0.11)

Shares used in computing:
Basic	17,072,459	16,232,856
Diluted	17,673,399	16,232,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$126,414	$114,863
Restricted cash	—	950
Accounts receivable, less allowance for doubtful accounts of $1,656 and $1,773	79,518	78,788
Accounts receivable from joint ventures	2,374	2,142
Accounts receivable, other	2,053	2,297
Taxes receivable	2,099	5,079
Inventories	69,544	73,178
Prepaid income taxes	4,941	4,914
Deferred income taxes	6,878	7,225
Asbestos-related insurance receivables	8,195	8,195
Other current assets	7,932	8,559
Assets of discontinued operations	140	746
Total current assets	310,088	306,936

Property, plant and equipment, net of accumulated depreciation of $205,204 and $205,575	150,157	149,017
Investments in unconsolidated joint ventures	18,490	21,171
Deferred income taxes	70,454	71,439
Goodwill	102,045	105,041
Other intangible assets	50,321	53,288
Asbestos-related insurance receivables	40,067	40,067
Investments, other	5,000	5,000
Other long-term assets	7,820	8,065
Total assets	$754,442	$760,024

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$16,423	$16,730
Accrued employee benefits and compensation	24,850	23,156
Accrued income taxes payable	3,748	3,135
Current portion of lease obligation	1,185	1,423
Current portion of long term debt	21,750	20,500
Asbestos-related liabilities	8,195	8,195
Other accrued liabilities	11,411	11,363
Liabilities of discontinued operations	—	3
Total current liabilities	87,562	84,505

Long term lease obligation	6,681	6,942
Long term debt	73,750	77,500
Pension liability	59,442	65,942
Retiree health care and life insurance benefits	10,654	10,654
Asbestos-related liabilities	43,222	43,222
Non-current income tax	19,957	19,300
Deferred income taxes	16,494	17,545
Other long-term liabilities	309	262
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 17,070,133 and 16,904,441 shares outstanding	17,070	16,904
Additional paid-in capital	77,599	74,272
Retained earnings	407,880	400,784
Accumulated other comprehensive income (loss)	(66,178)	(57,808)
Total shareholders' equity	436,371	434,152
Total liabilities and shareholders' equity	$754,442	$760,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$16,904	$74,272	$400,784	$(57,808)	$434,152

Net income (loss)	—	—	7,096	—	7,096
Other comprehensive income (loss)				(8,370)	(8,370)
Stock options exercised	104	3,316	—	—	3,420
Shares issued for employees stock purchase plan	15	375	—	—	390
Shares issued for restricted stock	47	(1,052)	—	—	(1,005)
Stock-based compensation expense	—	688	—	—	688
Balance at March 31, 2013	$17,070	$77,599	$407,880	$(66,178)	$436,371

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Income (loss) from continuing operations, net of tax	$6,976	$(1,586)

Foreign currency translation adjustments	(9,398)	5,971
Net unrealized gains (losses) on securities:
Net unrealized gain (loss) on marketable securities reclassified into earnings (1)	—	1,168
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (1)	(9)	255
Pension and post retirement benefit plans reclassified into earnings, net of tax (1)
Amortization of loss	1,014	1,464
Amortization of prior service cost	23	3
Other comprehensive income (loss)	(8,370)	8,861

Comprehensive income (loss) from continuing operations	(1,394)	7,275
Income (loss) from discontinued operations, net of income taxes	120	(222)
Comprehensive income (loss)	$(1,274)	$7,053

(1) See Note 5 - "Accumulated other comprehensive income (loss)" for tax impacts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net income (loss)	$7,096	$(1,808)
Loss (earnings) from discontinued operations	(120)	222
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,571	6,509
Stock-based compensation expense	688	1,442
Loss from long-term investments	—	3,245
Deferred income taxes	281	(2,134)
Equity in undistributed income of unconsolidated joint ventures	(529)	(657)
Dividends received from unconsolidated joint ventures	1,988	2,929
Pension and postretirement benefits	2,434	4,936
Gain from the sale of property, plant and equipment	(74)	—
Impairment of assets	—	539
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable, accounts receivable other and taxes receivable	1,194	326
Accounts receivable, joint ventures	(233)	(87)
Inventories	2,829	(2,406)
Pension contribution	(6,500)	(10,000)
Other current assets	510	(2,946)
Accounts payable and other accrued expenses	2,139	(2,498)
Other, net	950	619
Net cash provided by (used in) operating activities of continuing operations	19,224	(1,769)
Net cash provided by (used in) operating activities of discontinued operations	726	(257)
Net cash provided by (used in) operating activities	19,950	(2,026)

Investing Activities:
Capital expenditures	(7,706)	(4,181)
Proceeds from short-term investments	—	25,438
Proceeds from the sale of property, plant and equipment, net	74	—
Deferred purchase price for previous acquisition of business	—	(3,100)
Net cash provided by (used in) investing activities of continuing operations	(7,632)	18,157

Financing Activities:
Repayment of debt principal and long term lease obligation	(2,758)	(1,500)
Proceeds from sale of capital stock, net	3,420	112
Issuance of restricted stock shares	(1,005)	—
Proceeds from issuance of shares to employee stock purchase plan	390	412
Net cash provided by (used in) financing activities of continuing operations	47	(976)

Effect of exchange rate fluctuations on cash	(814)	(1,366)

Net increase (decrease) in cash and cash equivalents	11,551	13,789
Cash and cash equivalents at beginning of year	114,863	79,728
Cash and cash equivalents at end of quarter	$126,414	$93,517

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying condensed consolidated statements of financial position and related interim condensed consolidated statements of income (loss), condensed consolidated statements of shareholders' equity, condensed consolidated statement of comprehensive income (loss) and condensed consolidated statements of cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.
For all periods and amounts presented, reclassifications have been made for discontinued operations. In the fourth quarter of 2011, we ended the operations of our Thermal Management Solutions operating segment. In the second quarter of 2012, we ceased production at our non-woven composite materials operating segment that was classified as a discontinued operation as of December 31, 2012.  See Note 16 -"Discontinued Operations" for further discussion.
Certain amounts in the prior-period unaudited condensed consolidated financial statements have been reclassified to conform with the current-year presentation.
Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2012.

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

(Dollars in thousands)	Balance Sheet Location	Carrying amount as of March 31, 2013	Level 1	Level 2	Level 3
Assets
Foreign exchange option contracts	Other current assets	$11	$—	$11	$—
Copper derivative instruments	Other current assets	69	—	69	—
Liabilities
Interest rate swap instrument	Other accrued liabilities	(370)	—	(370)	—

(Dollars in thousands)	Balance Sheet Location	Carrying amount as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Foreign exchange option contracts	Other current assets	$15	$—	$15	$—
Copper derivative instruments	Other current assets	267	—	267	—
Liabilities
Interest rate swap instrument	Other accrued liabilities	(361)	—	(361)	—

Auction Rate Securities
During the first quarter of 2012, we liquidated our auction rate security portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation value and par value of $0.9 million had previously been recognized as an impairment loss) in our condensed consolidated statements of income (loss). Since the markets for these securities failed in the first quarter of 2008, we had redeemed $24.9 million of these securities, mostly at par, prior to the liquidation in the first quarter of 2012.
Prior to the first quarter of 2008, our available-for-sale auction rate securities were recorded at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at that time, and all of our auction rate securities had been in a loss position since that time until they were liquidated in the first quarter of 2012. Given the lack of unobservable inputs in the auction markets since the first quarter of 2008, such securities were considered Level 3 securities.
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
Prior to the first quarter of 2012, we had recognized an other-than-temporary impairment (OTTI) on these securities. An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery. If neither of these circumstances (a) or (b) are present the other-than-temporary loss is separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors.  The credit loss is primarily based on the underlying ratings of the securities and is recognized in earnings, and the remaining amount is recorded in other comprehensive income. This is the approach we used to recognize the OTTI taken prior to liquidation in the first quarter of 2012.  The amount representing the credit loss was recognized in earnings, and since circumstances (a) and (b) above were not present, the remaining amount was recorded in other comprehensive income.
Due to our belief that it would have taken more than twelve months for the auction rate securities market to recover, these securities were classified as long-term assets, except for those that were scheduled to be redeemed within a twelve month period, which were classified as short-term investments.
Since par value redemptions had recently slowed with no clear path for full redemption over the next several years and the rate of return on these securities being very low, management determined that a discounted redemption in the first quarter of 2012 was in the best interests of the Company as the related cash could be better utilized for other purposes going forward.
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions at par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at March 31, 2012	$—
There were no credit losses recognized for the three months ended March 31, 2012.
Derivatives Contracts
We are exposed to certain risks relating to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk, commodity pricing risk and interest rate risk, particularly related to copper.

•
Foreign Currency - The fair value of any foreign currency option derivative is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and established by an over-the-counter market or obtaining market data for similar instruments with similar characteristics.

•
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

•
Interest Rates - The fair value of interest rate swap instruments is derived by comparing the present value of the interest rate forward curve against the present value of the swap rate, relative to the notional amount of the swap. The net value represents the estimated amount we would receive or pay to terminate the agreements. Settlement amounts for an "in the money" swap would be adjusted down to compensate the counterparty for cost of funds, and the adjustment is directly related to the counterparties' credit ratings.

We do not use derivative financial instruments for trading or speculative purposes.
For further discussion on our derivative contracts, see Note 3 - "Hedging Transactions and Derivative Financial Instruments" below.

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income (loss) during the current period.  For the three month period ended March 31, 2013 and 2012 there was no hedge ineffectiveness.
We currently have two outstanding contracts to hedge our exposure related to the purchase of copper at our German subsidiary, Curamik, and our U.S. operations in Arizona.  These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices.   They cover the 2013 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustment on these contracts are recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
In 2012, we entered into Euro currency forward contracts. We entered into these foreign currency forward contracts to mitigate the exposure in the U.S. for pending Euro-denominated purchases. These contracts do not qualify for hedge accounting treatment.
In the first quarter of 2013 we entered into Japanese Yen, Euro, U.S Dollar and Hungarian Forint currency forward contracts. We entered into these contracts to mitigate certain global balance sheet exposures. These contracts do not qualify for hedge accounting treatment.
Also, in 2012, we entered into an interest rate swap derivative instrument to hedge the variable LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At March 31, 2013, the term loan debt represents $87.5 million of our total outstanding debt of $95.5 million.  At March 31, 2013, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.00%.

Notional Value of Copper Derivatives		Notional Values of Foreign Currency Derivatives
Copper (January 2013 - December 2013)	55 metric tons per month	YEN/USD	¥250,000,000
Copper (July 2013 - November 2013)	40 metric tons per month	YEN/EUR	¥150,000,000
		USD/EUR	$1,000,000
		HUF/EUR	253,000,000
		EUR/USD	€41,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the three-month period ended March 31, 2013
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)
Contracts not designated as hedging instruments	Other income, net	$5
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(183)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(9)

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the three-month period ended March 31, 2012
Foreign Exchange Option Contracts	Location of gain (loss)	Amount of gain (loss)
Contracts not designated as hedging instruments	Other income, net	$81
Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income (loss)	255
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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Raw materials	$25,728	$29,064
Work-in-process	13,946	13,154
Finished goods	29,870	30,960
	$69,544	$73,178

Note 5 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at March 31, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	(9,398)	—	(9)	(9,407)
Amounts reclassified from accumulated other comprehensive income	—	1,037	—	1,037
Net current-period other comprehensive income	(9,398)	1,037	(9)	(8,370)
Ending Balance March 31, 2013	$3,187	$(69,121)	$(244)	$(66,178)
(1) Net of taxes of $21,813 and $22,371 for the periods ended March 31, 2013 and December 31, 2012, respectively.
(2) Net of taxes of $126 and $127 for the periods ended March 31, 2013 and December 31, 2012, respectively.
The changes of accumulated other comprehensive income (loss) by component at March 31, 2012 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Unrealized gain (loss) on marketable securities (5)	Total
Beginning Balance December 31, 2011	$5,875	$(67,239)	$(270)	$(1,168)	$(62,802)
Other comprehensive income before reclassifications	5,971	—	255	—	6,226
Amounts reclassified from accumulated other comprehensive income	—	1,467	—	1,168	2,635
Net current-period other comprehensive income	5,971	1,467	255	1,168	8,861
Ending Balance March 31, 2012	$11,846	$(65,772)	$(15)	$—	$(53,941)
(3) Net of taxes of $20,799 and $20,799 for the periods ended March 31, 2012 and December 31, 2011.
(4) Net of taxes of $0 and $0 for the periods ended March 31, 2012 and December 31, 2011.
(5) Net of taxes of $1,555 for the period ended December 31, 2011.

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit pension and other post-retirement benefit items
Prior service costs	$(35)	(6)
Actuarial losses	(1,559)	(6)
	(1,594)	Total before tax
	557	Tax benefit (expense)
	$(1,037)	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension benefit and other post-retirement benefit plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2012 were as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities
	$(2,723)	Realized gain (loss)
	1,555	Tax benefit (expense)
	$(1,168)	Net of tax

Amortization of defined benefit pension and other post-retirement benefit items
Prior service costs	$(3)	(6)
Actuarial losses	(1,464)	(6)
	(1,467)	Total before tax
	—	Tax benefit (expense)
	$(1,467)	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension benefit and other post-retirement benefit plans" for additional details.

Note 6- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Income (loss) from continuing operations	6,976	(1,586)
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	17,072	16,233
Effect of dilutive stock options	601	—
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	17,673	16,233
Basic income (loss) from continuing operations per share:	$0.41	$(0.10)
Diluted income (loss) from continuing operations per share:	0.39	(0.10)

Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	March 31, 2013	March 31, 2012
Anti-dilutive shares excluded	473,442	1,119,735
Dilutive shares excluded due to net loss	—	588,513

Note 7 – Stock-Based Compensation
Equity Compensation Awards
Stock Options
Stock options have been granted under various equity compensation plans.  While we may grant options to employees that become exercisable at different times or within different periods, we have generally granted options to employees that vest and become exercisable in one-third increments on the second, third and fourth anniversaries of the grant dates.  The maximum contractual term for all options is normally ten years.
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  We did not grant any stock options in the first quarter of 2013. The fair value of options granted during the three month period ended March 31, 2012 were calculated using the following weighted-average assumptions:

March 31, 2012
Options granted	46,950
Weighted average exercise price	$41.27
Weighted-average grant date fair value	19.08

Assumptions:
Expected volatility	47.70%
Expected term (in years)	5.9
Risk-free interest rate	1.43%
Expected dividend yield	—
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
In most cases, we recognize expense using the straight-line method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 3% and applied that rate to the grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
During the three month period ended March 31, 2013, we recognized approximately $0.3 million of stock option compensation expense. During the three month period ended March 31, 2012, we recognized approximately $0.7 million of stock option compensation expense.

A summary of the activity under our stock option plans as of March 31, 2013 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,765,947	$40.58	5.0	$12,195,931
Options granted	—	—
Options exercised	(95,183)	32.19
Options cancelled	(117)	24.20
Options outstanding at March 31, 2013	1,670,647	41.06	4.3	15,558,730
Options exercisable at March 31, 2013	1,326,398	42.40	3.5	11,452,910
Options vested or expected to vest at March 31, 2013*	1,660,320	41.09	4.2	15,435,555
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
During the three month period ended March 31, 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.6 million, and the total amount of cash received from the exercise of these options was $3.4 million.
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives.  We currently have awards from 2011, 2012 and 2013 outstanding. These awards cliff vest at the end of the three year measurement period, except for the 2011 and 2012 grants to those individuals who are retirement eligible during the grant period as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period, unless the employee has an accelerated vesting schedule.
The 2011 and 2012 awards have three measurement criteria on which the final payout of the award is based - (i) the three year compounded annual growth rate (CAGR) in net sales, (ii) the three year CAGR in diluted earnings per share, and (iii) the three year average of each year's free cash flow as a percentage of net sales. In accordance with the applicable accounting literature, these measures are treated as performance conditions. The fair value of these awards is determined based on the market value of the underlying stock price at the grant date with compensation expense being increased or decreased based on changes in the forecasted pay out percentages each quarter.
The 2013 award has two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of this award is determined based on the market value of the underlying stock price at the grant date with compensation expense being increased or decreased based on changes in the forecasted pay out percentage each quarter. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
Below are the assumptions used in the Monte Carlo calculation:

Expected volatility	37.1%
Expected term (in years)	3.0
Risk-free interest rate	0.40%
Expected dividend yield	—
Expected volatility – In determining expected volatility, we have considered a number of factors, including historical volatility.

Expected term – We use the vesting period of the award to determine the expected term assumption for the Monte Carlo simulation valuation model.
Risk-free interest rate – We use an implied "spot rate" yield on U.S. Treasury Constant Maturity rates as of the grant date for our assumption of the risk-free interest rate.
Expected dividend yield – We do not currently pay dividends on our common stock; therefore, a dividend yield of 0% was used in the Monte Carlo simulation valuation model.
Actual performance during the relevant period for the 2010 award, which vested as of December 31, 2012, met the target performance criteria and shares were paid out at 200.0% of target during the first quarter of 2013.

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2012	73,458
Awards granted	48,660
Stock issued	(33,538)
Awards forfeited	(1,062)
Non-vested awards outstanding at March 31, 2013	87,518
During the three month period ended March 31, 2013, due to reductions in the estimated payout percentages of outstanding awards, we recognized income for performance-based restricted stock awards of approximately $0.1 million.  During the three month period ended March 31, 2012, we recognized expense for performance-based restricted stock awards of approximately $0.1 million.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team.  We currently have grants from 2011, 2012 and 2013 outstanding. The 2011 and 2012 grants cliff vest at the end of the three year vesting period. The 2013 grants ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period.  The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2012	115,139
Awards granted	63,200
Stock issued	(124)
Awards forfeited	(396)
Non-vested awards outstanding at March 31, 2013	177,819
During the three month period ended March 31, 2013, we recognized expense for time-based restricted stock awards of approximately $0.3 million.  During the three month period ended March 31, 2012, we recognized expense for time-based restricted stock awards of approximately $0.5 million.
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

Deferred Stock Units
Awards outstanding at December 31, 2012	30,150
Awards granted	—
Stock issued	—
Awards outstanding at March 31, 2013	30,150
There was no expense associated with deferred stock units in the first quarter of 2013 or 2012.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended March 31, 2013 and 2012, respectively.

Note 8 – Pension Benefit and Other Postretirement Benefit Plans
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended		Three Months Ended
Change in benefit obligation:	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Service cost	$1,254	$1,189	$170	$182
Interest cost	2,061	2,118	71	88
Expected return on plan assets	(2,716)	(2,408)	—	—
Amortization of prior service cost	93	116	(58)	(113)
Amortization of net loss	1,476	1,349	83	115
Special termination benefit	—	—	—	2,300
Net periodic benefit cost	$2,168	$2,364	$266	$2,572

As a result of the early retirement program that we offered in the first quarter of 2012, we incurred a $2.3 million special termination benefit associated with our retirement health and life insurance benefits program, as we extended eligibility in the benefits to certain individuals who participated in the early retirement program.
Employer Contributions
In the first quarter of 2013 and 2012, we made contributions of $6.5 million and $10.0 million, respectively, to our qualified defined benefit pension plans. We made no payments under our non-qualified defined benefit pension plan in the first quarter of 2013 or 2012.

Note 9 – Segment Information
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
The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales
Core Strategic
High Performance Foams	$42,446	$40,434
Printed Circuit Materials	43,565	39,381
Power Electronics Solutions
Curamik Electronics Solutions	23,305	24,292
Power Distribution Systems	10,992	10,517
Other	5,671	5,531
	$125,979	$120,155

Operating income (loss)
Core Strategic
High Performance Foams	$6,599	$1,445
Printed Circuit Materials	3,796	(346)
Power Electronics Solutions
Curamik Electronics Solutions	(3,122)	(1,773)
Power Distribution Systems	1,537	(649)
Other	2,004	816
Operating income (loss)	10,814	(507)

Equity income in unconsolidated joint ventures	529	657
Other income (expense), net	(589)	(140)
Net realized investment gain (loss)	—	(3,245)
Interest income (expense), net	(905)	(1,190)
Income (loss) before income tax expense (benefit)	$9,849	$(4,425)
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 10 – Joint Ventures
As of March 31, 2013, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End

Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income of $0.5 million and $0.7 million for the three month periods ended March 31, 2013 and March 31, 2012, respectively, is included in the condensed consolidated statements of income (loss) related to the joint ventures.
The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$10,664	$12,805
Gross profit (loss)	1,104	1,825
Net income (loss)	1,058	1,314
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

2011	$2.5	million
2012	7.5	million
2013	12.5	million
2014	17.5	million
2015	35.0	million
2016	25.0	million
The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are currently required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0 and (ii) a minimum fixed charge coverage ratio (FCCR) as defined in the following table:

Period	Ratio
March 31, 2012 to December 31, 2012	1.25 : 1.00
March 31, 2013 to December 31, 2013	1.50 : 1.00
March 31, 2014 and thereafter	1.75 : 1.00

The FCCR is the ratio between Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Consolidated Fixed Charges as defined in the Amended Credit Agreement, which measures our ability to cover the fixed charge obligations. The key components of Consolidated Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. In the first quarter of 2012, through an amendment to the Amended Credit Agreement, the FCCR was modified from 2.50 to the tiered structure outlined in the table above. Several factors contributed to the need for an amendment to this covenant.    The original 2.50 ratio was based on a more robust set of financial projections and these have moderated to some extent with the recent events in the marketplace and the overall global economy, particularly in Europe and China.  Additionally, there were no mandatory term loan payments when the original ratio was determined, which would further stress the ratio.  Finally, we forecasted an increase in planned capital investment to support certain strategic initiatives, which added pressure to the ratio as well.
Fixed Charge metrics are detailed in the table below.

Periods	Q1 2012	Q2 2012	Q3 2012	Q4 2012	Q1 2013
Covenant Limit	1.25	1.25	1.25	1.25	1.50
Actual FCCR	2.27	2.09	1.93	2.18	2.27
As of March 31, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.30 on the leverage ratio and 2.27 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the amended and restated credit agreement. Also, in connection with the Amended Credit Agreement, as amended, we capitalized an additional $0.1 million of debt issuance costs in the first quarter of 2012. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will terminate in June 2016.
We incurred amortization expense of $0.1 million in the first quarter of 2013 and 2012, respectively.  At March 31, 2013, we have approximately $1.6 million of credit facility costs remaining to be amortized.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first three months of 2013, we made principal payments of $2.5 million on the debt. We made $24.5 million of principal payments in fiscal 2012.  We are obligated to pay $13.8 million on this debt obligation and are scheduling $8.0 million of discretionary revolver payments within the next 12 months. As of March 31, 2013, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $87.5 million of term loan debt and $8.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of March 31, 2013 we had the following standby letter of credit (LOC) and guarantees that are backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou),

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).
No amounts were owed on the LOC or guarantees as of March 31, 2013 or December 31, 2012.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We have an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the fiscal residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of March 31, 2013 is $7.9 million.  Depreciation expense related to the capital lease was $0.1 million for the three months ending March 31, 2013 and 2012, respectively.  Accumulated depreciation at March 31, 2013 and December 31, 2012 was $0.9 million and $0.8 million, respectively.
Depreciation expense on the capital lease asset is recorded in Cost of Sales in our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense in the condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.6 million for the three month period ended March 31, 2013 and $0.8 million for the three month period ended March 31, 2012.  We incurred an unused commitment fee of approximately $0.2 million for the three month periods ended March 31, 2013 and 2012, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At March 31, 2013, the term loan debt amounted to $87.5 million of our total outstanding debt of $95.5 million. At March 31, 2013, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million for the three month period ended March 31, 2013 and $0.2 million for the three month period ended March 31, 2012.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 12 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,031	$236	$795	$1,065	$227	$838
Technology	35,527	9,285	26,242	36,479	8,394	28,085
Covenant-not-to-compete	996	405	591	1,042	358	684
Customer relationships	19,871	2,244	17,627	20,529	2,066	18,463
Total definite lived intangible assets	$57,425	$12,170	$45,255	$59,115	$11,045	$48,070
Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three month periods ended March 31, 2013 and March 31, 2012 was approximately $1.5 million and $1.2 million, respectively. The estimated annual future amortization expense is $4.3 million, $5.8 million, $5.5 million, $5.1 million and $4.7 million for the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.  These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of March 31, 2013, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	6.5
Technology	9.5
Covenant not-to-compete	4.0
Customer relationships	9.5
Total other intangible assets	7.7
Approximately $5.1 million of indefinite-lived intangible assets comprised of trademarks were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or changes in circumstances have indicated that the carrying values may be recoverable.  The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending March 31, 2013, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik Electronics Solutions	Power Distribution Systems	Other	Total
December 31, 2012	$23,973	$—	$78,844	$—	$2,224	$105,041
Foreign currency translation adjustment	(733)	—	(2,263)	—	—	(2,996)
March 31, 2013	$23,240	$—	$76,581	$—	$2,224	$102,045

Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.
Chatham Superfund Site -  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. This estimate was updated in the first quarter of 2013, as the previous range was $17.0 million to $24.0 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2013, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
PCB Contamination
We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut.  The issue was originally discovered in the soil at the facility in the late 1990s, which was remediated in 2000. Further contamination was later found in the surrounding groundwater, which was addressed in 2011 with the installation of a pump and treat system.   To date, we have spent approximately $2.5 million in remediation and monitoring costs related to these issues and expect future costs related primarily to the maintenance of the pump and treat system now in place at the site to be de minimis.
During the first quarter of 2010, we discovered additional PCB contamination in the building at this facility.  Remediation costs are expected to be approximate $1.0 million, which was recorded as our original liability. To date, we have incurred $0.7 million in remediation costs related to this issue and anticipate that the remaining reserve of $0.3 million will be adequate to cover the remaining remediation work. However, if additional contamination is found, the cost of the remaining remediation may increase.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 31, 2013, there were 337 pending claims compared to 319 pending claims at December 31, 2012.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 337 claims pending as of  March 31, 2013,  72 claims do not specify the amount of damages sought,  264 claims cite jurisdictional amounts, and only one (1) claim (less than 1.0% of the total pending claims) specifies the amount of damages sought not based on jurisdictional requirements. This one (1) claim, which names 21 defendants, alleges compensatory and punitive damages of $20 million each. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011 and 2012 was significantly higher than in 2010.  No meaningful trend for 2013 is available at this time.  These new lawsuits are reflected in the National Economic Research Associates, Inc. (NERA) and Marsh USA, Inc. (Marsh) reports. (See "Impact on Financials Statements" section below.)

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the three months ended March 31, 2013, we were able to have 20 claims dismissed and settled two (2) claims.  For the year ended December 31, 2012, 93 claims were dismissed and sixteen (16) were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $0.9 million for the three months ended March 31, 2013, compared to $6.3 million for the year ended 2012.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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
NERA, a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future unasserted claims.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we currently believe that 10 years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. (See "Impact on Financials Statements" section below for further discussion.)

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
In 2012, the primary layer insurance policies providing coverage for the January 1, 1967 to June 30, 1969 period exhausted. The cost sharing agreement contemplates that any excess carrier providing insurance coverage over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess umbrella carrier providing coverage for the period set forth above is not already a party to the cost sharing agreement. Such umbrella excess carrier has been notified of the aforementioned exhaustion and is currently providing applicable insurance coverage, even though not yet a party to the cost sharing agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In the fourth quarter of 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from 5 years to 10 years . We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Further, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base projections. Further, we determined that a 10 year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2012, the estimated liability and estimated insurance recovery for the 10 year period through 2022 was $51.4 million and $48.3 million, resulting in an additional charge of $2.9 million recognized in the fourth quarter of 2012 $0.2 million was previously recognized throughout 2012).  There were no changes to these projections during the first quarter of 2013. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

In addition to the above issues, the nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies.  Such activities inherently subject us to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business.  We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. Environmental remediation costs are recorded in "Selling and administrative expenses" on our condensed consolidated statements of income (loss). It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position, or cash flows.

Note 14 – Income Taxes
Our effective tax rate resulted in an expense of 29.2% on income in the first quarter of 2013 as compared to benefit of 64.2% on a loss in the first quarter of 2012. In the first quarter of 2012, our tax rate was favorably impacted by certain one-time discrete items including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the sale of the auction rate securities portfolio. In both the first quarter of 2013 and 2012, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2013, we have approximately $2.1 million of accrued interest related to uncertain tax positions included in the $20.0 million of unrecognized tax benefits, $11.0 million of which, if recognized, would impact the effective tax rate.
We are subject to numerous tax filings including U.S. Federal, various state and certain foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2009 – 2012; various states: 2008 – 2012; and foreign: 2009 – 2012.

Note 15 – Restructuring and Impairment Charges

In the first quarter of 2012, we began several initiatives to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future.  The goal of these initiatives is to become a more streamlined organization both from an organizational and cost perspective, with efficient manufacturing capabilities that are focused on meeting our customers' needs. These initiatives were as follows:

•Implemented an early retirement program for certain eligible employees;

•	Realigned our organizational structure by consolidating a number of senior executive positions, reorganizing certain business functions and redeploying resources across the Company;

•	Exited the Thermal Management Solutions business; and

•	Initiated a plan to shut down the Power Distribution Systems startup operation in North America, which was completed in the third quarter of 2012.
There were no additional restructuring or impairment activities in the first quarter of 2013.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results for the three months ended March 31, 2012.

(Dollars in thousands)	Three Months Ended
March 31, 2012
Restructuring and Impairment

High Performance Foams
Fixed asset impairment for Bisco and Poron asset disposal	$79
Severance and related costs (1)	2,297

Power Distribution Systems
Severance and related costs (1)	462

Printed Circuit Materials
Severance and related costs (1)	3,207

Curamik Electronics Solutions
Severance and related costs (1)	668

Other
License agreement expense	356
Severance and related costs (1)	280
Total charges for Restructuring and Impairment	$7,349
(1) For the three month period ended March 31, 2012, this includes an estimated $2.3 million charge related to the early retirement program.
The following table summarizes charges in the severance accrual from December 31, 2012 through March 31, 2013:

(Dollars in thousands)	Streamlining and restructuring related activities	Curamik finishing operations relocation to Hungary	Total
Balance at December 31, 2012	$1,447	$3,774	$5,221
Provisions	—	—	—
Payments	(981)	(755)	(1,736)
Balance at March 31, 2013	$466	$3,019	$3,485

Note 16 – Discontinued Operations
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in the first quarter of 2013. For the three month period ended March 31, 2012, operating losses of $0.1 million, net of tax, were reflected as discontinued operations in the accompanying condensed consolidated statements income (loss). Net sales were $0.1 million for the three month period ended March 31, 2012.  The tax related to the discontinued operations was not material for 2012.
In the second quarter of 2012, we decided to cease production at our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million for the year ended December 31, 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. For the three month periods ended March 31, 2013 and 2012, operating profits of $0.1 million and an operating loss of $0.1 million, net of tax, respectively, were reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). Net sales were $0.2 million and $1.2 million for the three month periods ended March 31, 2013 and 2012, respectively. The tax related to the discontinued operations was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Note 17- Recent Accounting Pronouncements
Comprehensive Income
In January 2013, the Financial Accounting Standards Board issued an update which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update is effective for the reporting periods beginning after December 15, 2012, which is our first quarter of fiscal year 2013. The adoption of the update is reflected in Note 5 - "Accumulated other comprehensive income (loss)" but has not impacted our financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Forward Looking Statements
This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 31, 2012.
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the sovereign debt crisis being experienced globally and the uncertain outlook for global economic growth, particularly in several of our key markets; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility that we may be required to recognize impairment charges against goodwill and non-amortizable assets in the future; increases in our employee benefit costs could reduce our profitability; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials; changes in environmental regulation, which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2012 and previously filed Form 10-Q's.
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

2013 First Quarter Executive Summary
In the first quarter of 2013, we achieved net sales of $126.0 million, a 4.8% increase from the first quarter of 2012 sales of $120.2 million.  Income from continuing operations increased by $8.6 million from a loss from continuing operations of $1.6 million in the first quarter of 2012 to income from continuing operations of $7.0 million in the first quarter of 2013. In the first quarter of 2013, income from continuing operations included approximately $1.2 million of special charges related primarily to the move of Curamik final inspection operations from Germany to Hungary ($0.5 million), as well as approximately $0.7 million of other severance related charges. First quarter 2012 loss from continuing operations included approximately $6.1 million of net special charges related to streamlining initiatives. These net charges were comprised of $6.8 million of charges resulting from the early retirement program and other involuntary headcount reductions; $3.2 million of impairment charges related to the liquidation of the auction rate security portfolio; and $0.6 million of costs related to other activities; partially offset by a tax benefit of $4.5 million related to these charges. Overall, the improvement in operating results is due primarily to increased sales volumes in three of our Core Strategic businesses, with Printed Circuit Materials (PCM) increasing by 10.6%, High Performance Foams (HPF) increasing by 5.0%, and Power Distribution Systems (PDS) increasing by 4.5%; partially offset by Curamik Electronics Solutions (CES) declining by 4.1% quarter over quarter.
Overall, quarterly results were below management expectations, particularly in mobile internet devices (MID) due to lower than anticipated sales into the tablet computer market as we believe inventory corrections occurred during the quarter. However, we expect market conditions to improve for the balance of 2013, led by the anticipated spend in the telecom market, as the rollout of 4G (Fourth Generation) communications infrastructure starts to unfold.
From an operations perspective, the cost savings generated from the streamlining initiatives that took place in 2012 continue to be realized, as we expect to achieve an annualized cost savings of approximately $20.0 million in 2013. However, some of these cost savings will be offset by investments in other initiatives targeted at growing our business in the future, such as spending on sales and marketing and research and development initiatives, as well as spending targeted at improving our functional infrastructure, including information technology and process improvement initiatives.
We are continuing to pursue initiatives aimed at further streamlining our cost structure in order to maintain our improved operating leverage. We will also focus on external investments and initiatives targeted at growing sales, while focusing internally at improving our operational processes to drive further cost savings throughout the organization and expanding the presence of our existing product portfolio.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	100.0%	100.0%
Gross margin	32.8%	30.3%
Selling and administrative expenses	20.0%	20.2%
Research and development expenses	4.2%	4.4%
Restructuring and impairment charges	—	6.1%
Operating income (loss)	8.6%	(0.4)%

Equity income in unconsolidated joint ventures	0.4%	0.5%
Other income (loss), net	(0.5)%	(0.1)%
Net realized gains (loss)	—	(2.7)%
Interest income (expense), net	(0.7)%	(1.0)%
Income (loss) before income tax expense (benefit)	7.8%	(3.7)%

Income tax expense (benefit)	2.3%	(2.4)%

Income (loss) from continuing operations	5.5%	(1.3)%
Net Sales
Net sales increased by 4.8% from $120.2 million in the first quarter of 2012 to $126.0 million in the first quarter of 2013.   The increase in sales is primarily attributable to volume increases in three of our Core Strategic segments - Printed Circuit Materials (10.6%), High Performance Foams (5.0%), and Power Distribution Systems (4.5%); partially offset by a decline in sales at Curamik Electronic Solutions (4.1%). See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of sales increased from 30.3% in the first quarter of 2012 to 32.8% in the first quarter of 2013. First quarter 2013 results included approximately $0.2 million of costs related to the move of final inspection operations in the Curamik segment from Germany to Hungary. Excluding these charges, margins improved by 270 basis points quarter over quarter. This improvement was primarily as a result of the increase in sales volumes, particularly at the High Performance Foams and Power Distribution Systems operating segments, which accounted for approximately 90 basis points of the increase, as well as the positive impact of streamlining savings, which contributed approximately $3.0 million, or 240 basis points of improvement. These improvements were partially offset by a 95 basis point negative impact related to unfavorable inventory absorption costs as inventories increased by 3.9% in the first quarter of 2012 and decreased by 5.0% in the first quarter of 2013.
Selling and Administrative Expenses
Selling and administrative expenses increased 4.1% from $24.2 million in the first quarter of 2012 to $25.2 million in the first quarter of 2013.  First quarter 2013 results included approximately $1.0 million of special charges comprised of $0.3 million of costs related to the move of Curamik Electronics Solutions finishing operations from Germany to Hungary and $0.7 million of severance related charges. As a percentage of sales, selling and administrative costs, excluding special charges, declined from 20.2% in the first quarter of 2012 to 20.0% in the first quarter of 2013. The overall increase in expenses is due to a variety of factors, including $0.4 million of higher intangible amortization costs related to Curamik purchase accounting, $0.5 million of incremental incentive compensation costs, and other net increases of $1.1 million, such as incremental expenditures in certain key strategic areas, including sales and marketing, in order to better position the Company for future growth. These items in total resulted in a negative impact of 160 basis points on selling and administrative expenses as a percentage of net sales. These items were partially offset by the favorable impact from the streamlining initiatives implemented during 2012, which resulted in approximately $2.0 million of savings quarter over quarter and resulted in a 160 basis point improvement over the respective period. The increase in sales volumes resulted in the remaining 100 basis point improvement in selling and administrative expenses as a percentage of net sales.

Research and Development Expenses
Research and development (R&D) expense remained relatively consistent quarter over quarter, decreasing by 1.0%. As a percentage of sales, research and development expenses declined from 4.4% of sales in the first quarter of 2012 to 4.2% of sales in the first quarter of 2013. Going forward, in the near term, we believe that our R&D spending as a percentage of sales will increase moderately and remain in the 4.0% - 4.5% of sales range as we further invest in research and development initiatives to drive future growth of the Company.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures decreased by 19.5% in the first quarter of 2013 as compared to 2012. The decrease was mainly due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 14% quarter over quarter, as well as continued weakness in the Japanese domestic and export markets, particularly related to LCD TV's, domestic mobile phones and general industrial applications.
Other Income (Expense), Net
In the first quarter of 2013 other income (expense), net, was expense of $0.6 million as compared to expense of $0.1 million in the first quarter of 2012. The increase in expenses can be primarily attributable to charges taken as a result of the consolidation of entities in Japan ($0.2 million), mark to market losses on certain derivative commodity contracts, primarily copper ($0.2 million), as well as the timing of certain other smaller charges.
Realized Investment Gain (Loss), Net
There was no realized investment gain (loss), net in the first quarter of 2013 as compared to a loss of $3.2 million in the first quarter of 2012. The first quarter 2012 result is due to the loss recognized on the liquidation of the auction rate securities portfolio, which resulted in net proceeds of approximately $25.4 million.
Interest Income (Expense), Net
Interest expense declined by 23.9% from $1.2 million in the first quarter of 2012 to $0.9 million in the first quarter of 2013. This decline was due primarily to lower interest expense on our debt facility, as we have paid down the principal from $97.5 million at the beginning of 2012 to approximately $95.5 million at the end of the first quarter of 2013.
Income Taxes
Our effective tax rate resulted in an expense of 29.2% on income in the first quarter of 2013 as compared to benefit of 64.2% on a loss in the first quarter of 2012. In the first quarter of 2012, our tax rate was favorably impacted by certain one-time discrete items including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the sale of the auction rate securities portfolio. In both the first quarter of 2013 and 2012, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.

Segment Sales and Operations
Core Strategic
High Performance Foams

(Dollars in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$42.4	$40.4
Operating income (loss)	6.6	1.4
Our High Performance Foams operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications, such as portable communications, consumer electronics, and mass transit markets for gaskets, sealing, and cushioning applications.
Net sales in this segment increased by 5.0% from $40.4 million in the first quarter of 2012 to $42.4 million in the first quarter of 2013. This increase in net sales is due primarily to strong demand in general industrial and consumer applications for cushioning, sealing and impact protection materials,particularly in North America. The segment continues to command high market share in sealing applications for mobile internet devices, while net sales into the mobile market, as well as into the tablet computer market, were relatively flat quarter over quarter.
Operating income increased by 371% from $1.4 million in the first quarter of 2012 to $6.6 million in the first quarter of 2013. First quarter 2013 results included approximately $0.3 million of severance related charges, while first quarter 2012 results included approximately $2.5 million of net special charges associated with streamlining initiatives. Excluding these charges, operating results improved by 72.3% quarter over quarter. This improvement is due to $1.0 million of profit contribution associated with the increase in net sales, as well as $2.5 million of cost savings related to streamlining initiatives, particularly the shut down of the Bremen manufacturing facility. Further, the segment experienced favorable inventory absorption of approximately $1.0 million due to lower production volumes in the first quarter of 2013. These favorable items were partially offset by approximately $1.4 million of higher than planned production costs due primarily to lower yields as a result of certain raw material issues and an unfavorable sales mix.
Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$43.6	$39.4
Operating income (loss)	3.8	(0.3)
Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability applications, and automotive applications, among others.
Net sales in this segment increased by 10.6% from $39.4 million in the first quarter of 2012 to $43.6 million in the first quarter of 2013. The increase in net sales was due primarily to strong demand for high frequency printed circuit materials for use in both the telecom base station market and in automotive safety sensor applications, which increased 11.6% and 96.1%, respectively. In addition, we continue to gain adoptions in new wireless antenna applications. These increases were partially offset by a 19.8% decline in net sales in high reliability applications as demand was weaker during the quarter.
Operating results improved from an operating loss of $0.3 million in the first quarter of 2012 to operating income of $3.8 million in the first quarter of 2013. First quarter 2013 results included approximately $0.3 million of severance related charges, while first quarter 2012 results included approximately $3.3 million of special charges associated with streamlining initiatives. Excluding these charges, operating results improved by 34.1% quarter over quarter. This improvement is due primarily to the contribution associated with the sales increase, as well as favorable impacts from the streamlining initiatives.

Power Electronics Solutions

•	Curamik Electronics Solutions

(Dollars in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$23.3	$24.3
Operating income (loss)	(3.1)	(1.8)
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
Net sales in this segment were $23.3 million in the first quarter of 2013, a 4.1% decline from $24.3 million in the first quarter of 2012.  This decline in net sales was due primarily to the constriction in global capital and infrastructure spending that originated in the first half of 2012. However, this segment is beginning to experience a recovery in demand in most key application areas. In addition, the move of certain finishing operations from Germany to Hungary is on schedule and expected to result in a positive financial impact by the fourth quarter of 2013.
Operating results for the quarter declined from an operating loss of $1.8 million in the first quarter of 2012 to an operating loss of $3.1 million in the first quarter of 2013. First quarter 2013 results included approximately $0.6 million of special charges related primarily to costs associated with the move of finishing operations from Germany to Hungary. First quarter 2012 results included approximately $0.7 million of special charges associated with streamlining initiatives. Excluding these charges, operating results declined by 143.2% quarter over quarter. Lost contribution on the net sales decline negatively impacted profitability by approximately $0.5 million. Further impacting the quarter over quarter results was increased expense from the amortization of intangible assets related to purchase accounting ($0.4 million) and increased corporate overhead allocation charges (approximately $1.2 million). However, these additional charges were offset by more favorable contributions due to reduced direct labor costs of $0.9 million and additional streamlining cost savings of $0.4 million.

•	Power Distribution Systems

(Dollars in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$11.0	$10.5
Operating income (loss)	1.5	(0.6)
Our Power Distribution Systems operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.
Net sales in this segment increased by 4.5% from $10.5 million in the first quarter of 2012 to $11.0 million in the first quarter of 2013. The increase was driven primarily by continued demand for power distribution products in the electric vehicle automotive market. Further improvement in demand is expected when the Chinese government implements its announced investments in rail infrastructure.
Operating results improved from an operating loss of $0.6 million in the first quarter of 2012 to operating income of $1.5 million in the first quarter of 2013. First quarter 2013 results included approximately $0.1 million of severance related charges, while first quarter 2012 results included approximately $0.5 million of special charges associated with streamlining initiatives. Excluding these charges, operating results improved by 1,094%, or $1.7 million, quarter over quarter. This improvement is due primarily to the contribution associated with the sales increase ($0.2 million) and a favorable inventory absorption ($0.5 million), as well as positive impacts from the streamlining initiatives ($1.0 million).
Other

(Dollars in millions)	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$5.7	$5.5
Operating income (loss)	2.0	0.8

Our Other reportable segment consists of our elastomer rollers, floats, and non-woven composite materials products, as well as our inverter distribution business.
Net sales increased by 3.6% from $5.5 million in the first quarter of 2012 to $5.7 million in the first quarter of 2013.  This increase is primarily due to stronger demand for elastomer rollers and floats products, which increased by 9.0% quarter over quarter, partially offset by the continued decline in demand for inverters, which declined 36.7% during the period.
Operating results improved from operating income of $0.8 million in the first quarter of 2012 to operating income of $2.0 million in the first quarter of 2013. The 2012 results included approximately $0.3 million of special charges associated with streamlining initiatives. Excluding these charges, operating results improved by 82.7% due to the improved operational efficiencies achieved through the segments streamlining initiatives, as well as a significant decrease in allocated Corporate overhead charges quarter over quarter.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. While the U.S. financial markets have grown more stable in recent years, significant volatility still remains in the global markets particularly in Europe, and credit markets in general have diminished liquidity and capital availability globally.  We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement, as amended, should any issue or strategic opportunities arise.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Key Balance Sheet Accounts:
Cash and cash equivalents	$126,414	$114,863
Accounts receivable	79,518	78,788
Inventory	69,544	73,178
Outstanding borrowing on credit facilities (short term and long term)	95,500	98,000

	Three Months Ended
	March 31, 2013	March 31, 2012
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$19,224	(1,769)
Cash provided by (used in) investing activities of continuing operations	(7,632)	18,157
Cash provided by (used in) financing activities of continuing operations	47	(976)
At the end of the first quarter of 2013, cash and cash equivalents were $126.4 million as compared to $114.9 million at the end of 2012, an increase of $11.5 million, or approximately 10.1%.  This increase was due primarily to strong cash generated from operations, partially offset by $7.7 million in capital expenditures, a $6.5 million contribution to the defined benefit pension plans, and $2.5 million in required debt payments.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
U.S.	$17,176	$26,813
Europe	48,839	47,918
Asia	60,399	40,132
Total cash and cash equivalents	$126,414	$114,863

Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.
Significant changes in our balance sheet accounts from December 31, 2012 to March 31, 2013 are as follows:

◦
Inventories decreased $3.7 million, or 5.0%, from $73.2 million at December 31, 2012 to $69.5 million at March 31, 2013. This decrease is primarily attributable to our focus on working capital management and lowering inventory levels to better match current demand, particularly as sales volumes were below forecasted levels during the quarter.

◦
Current taxes receivable declined by 58.8% from $5.1 million at December 31, 2012 to $2.1 million at March 31, 2013. This decrease is primarily attributable to receipt of tax refunds totaling $2.7 million in the first quarter of 2013.

◦
Accrued employee benefits and compensation increased by 6.8% from $23.2 million at December 31, 2012 to $24.9 million at March 31, 2013. This increase is primarily due to accruals for 2013 expenses related to our defined benefit pension plans and for projected incentive compensation payouts for the current performance year.

◦
Pension liability declined by 9.9% from $65.9 million at December 31, 2012 to $59.4 million at March 31, 2013 due to $6.5 million in contributions made to the defined benefit pension plans in the first quarter of 2013.

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

2011	$2.5	million
2012	7.5	million
2013	12.5	million
2014	17.5	million
2015	35.0	million
2016	25.0	million
The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are currently required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0, and (ii) a minimum fixed charge coverage ratio (FCCR) as defined in the following table:

Period	Ratio
March 31, 2012 to December 31, 2012	1.25 : 1.00
March 31, 2013 to December 31, 2013	1.50 : 1.00
March 31, 2014 and thereafter	1.75 : 1.00

The FCCR is the ratio between Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Consolidated Fixed Charges as defined in the Amended Credit Agreement, which measures our ability to cover the fixed charge obligations. The key components of Consolidated Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. In the first quarter of 2012, through an amendment to the Amended Credit Agreement, the FCCR was modified from 2.50 to the tiered structure outlined in the table above. Several factors contributed to the need for an amendment to this covenant.    The original 2.50 ratio was based on a more robust set of financial projections, and these have moderated to some extent with the recent events in the marketplace and the overall global economy, particularly in Europe and China.  Additionally, there were no mandatory term loan payments when the original ratio was determined, which would further stress the ratio.  Finally, we forecasted an increase in planned capital investment to support certain strategic initiatives, which added pressure to the ratio as well.
Fixed Charge metrics are detailed in the table below.

Periods	Q1 2012	Q2 2012	Q3 2012	Q4 2012	Q1 2013
Covenant Limit	1.25	1.25	1.25	1.25	1.50
Actual FCCR	2.27	2.09	1.93	2.18	2.27
As of March 31, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.30 on the leverage ratio and 2.27 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of September 30, 2012.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the amended and restated credit agreement. Also, in connection with the Amended Credit Agreement, as amended, we capitalized an additional $0.1 million of debt issuance costs in the first quarter of 2012. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will terminate in June 2016.
We incurred amortization expense of $0.1 million in the first quarter of 2013 and 2012, respectively.  At March 31, 2013, we have approximately $1.6 million of credit facility costs remaining to be amortized.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first three months of 2013, we made principal payments of $2.5 million on the debt. We made $24.5 million of principal payments in fiscal 2012.  We are obligated to pay $13.8 million on this debt obligation and are scheduling $8.0 million of discretionary revolver payments within the next 12 months. As of March 31, 2013, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $87.5 million of term loan debt and $8.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of March 31, 2013 we had the following standby letter of credit (LOC) and guarantees that are backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou),

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).
No amounts were owed on the LOC or guarantees as of March 31, 2013 or December 31, 2012.
Interest
We incurred interest expense on our outstanding debt of $0.6 million for the three month period ended March 31, 2013 and $0.8 million for the three month period ended March 31, 2012.  We incurred an unused commitment fee of approximately $0.2 million for the three month periods ended March 31, 2013 and 2012, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At March 31, 2013, the term loan debt amounted to $87.5 million of our total outstanding debt of $95.5 million. At March 31, 2013, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million for the three month period ended March 31, 2013 and $0.2 million for the three month period ended March 31, 2012.
Auction Rate Securities
During the first quarter of 2012, we liquidated our auction rate security portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation value and par value of $0.9 million had previously been recognized as an impairment loss) in our condensed consolidated statements of income (loss). Since the markets for these securities failed in the first quarter of 2008, we had redeemed $24.9 million of these securities, mostly at par, prior to the liquidation in the first quarter of 2012.
Prior to the first quarter of 2008, our available-for-sale auction rate securities were recorded at fair value as determined in the active market at the time.  However, due to events in the credit markets, the auctions failed during the first quarter of 2008 for the auction rate securities that we held at that time, and all of our auction rate securities had been in a loss position since that time until they were liquidated in the first quarter of 2012. Given the lack of unobservable inputs in the auction markets since the first quarter of 2008, such securities were considered Level 3 securities.
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
Prior to the first quarter of 2012, we had recognized an other–than-temporary impairment (OTTI) on these securities. An OTTI is recognized in earnings for a security in an unrealized loss position when an entity either (a) has the intent to sell the security or (b) more likely than not will be required to sell the security before its anticipated recovery. If neither of these circumstances (a) or (b) are present the other-than-temporary loss is separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors.  The credit loss is primarily based on the underlying ratings of the securities and is recognized in earnings, and the remaining amount is recorded in other comprehensive income. This is the approach we used to recognize the OTTI taken prior to liquidation in the first quarter of 2012.  The amount representing the credit loss was recognized in earnings, and since circumstances (a) and (b) above were not present, the remaining amount was recorded in other comprehensive income.
Due to our belief that it would have taken more than twelve months for the auction rate securities market to recover, these securities were classified as long-term assets, except for those that were scheduled to be redeemed within a twelve month period, which were classified as short-term investments.

Contingencies
During the first quarter of 2013, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the first quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See the discussion of the liquidation of our auction rate securities portfolio in Note 2 - “Fair Value Measurements”, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.  There have been no significant changes in our exposure to market risk during the first quarter of 2013.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.	Legal Proceedings
See a discussion of environmental, asbestos and other litigation matters in Note 13 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (loss) for the three and nine months ended March 31, 2013 and March 31, 2012, (ii) Condensed Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012, (iii) Condenses Consolidated Statements of Shareholder Equity at March 31, 2013 and December 31, 2012, (iv)Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012 and (v) Notes to Condensed Consolidated Financial Statements.+

+
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
Dated: May 1, 2013