Form 10-Q
period 2013-06-30
ROGERS CORP
filed 2013-07-31
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of July 19, 2013 was 17,341,244.

ROGERS CORPORATION
FORM 10-Q

June 30, 2013

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income (Loss)	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders' Equity	5
		Condensed Consolidated Statements of Comprehensive Income (Loss)	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.		Controls and Procedures	47
Part II – Other Information
Item 1.		Legal Proceedings	48
Item 6.		Exhibits	48
Signatures			49
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$132,452	$125,295	$258,432	$245,450
Cost of sales	88,023	88,641	172,713	172,392
Gross margin	44,429	36,654	85,719	73,058

Selling and administrative expenses	25,547	22,329	50,753	46,568
Research and development expenses	6,250	4,474	11,519	9,797
Restructuring and impairment charges	4,525	834	4,525	8,183
Operating income (loss)	8,107	9,017	18,922	8,510

Equity income in unconsolidated joint ventures	762	1,305	1,291	1,962
Other income (expense), net	(177)	261	(766)	121
Realized investment gain (loss):
Increase (decrease) in fair value of investments	—	—	—	(522)
Less: Portion reclassified to/from other comprehensive income	—	—	—	2,723
Net realized gain (loss)	—	—	—	(3,245)

Interest income (expense), net	(830)	(1,072)	(1,735)	(2,262)
Income (loss) before income tax expense (benefit)	7,862	9,511	17,712	5,086

Income tax expense (benefit)	2,279	3,094	5,152	255
Income (loss) from continuing operations	5,583	6,417	12,560	4,831

Income (loss) from discontinued operations, net of income taxes	(18)	38	102	(185)
Net income (loss)	$5,565	$6,455	$12,662	$4,646

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.33	$0.40	$0.73	$0.29
Income (loss) from discontinued operations	—	—	0.01	(0.01)
Net income (loss)	$0.33	$0.40	$0.74	$0.28

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.32	$0.38	$0.71	$0.28
Income (loss) from discontinued operations	—	—	0.01	(0.01)
Net income (loss)	$0.32	$0.38	$0.72	$0.27

Shares used in computing:
Basic net income per share	17,107,727	16,309,053	17,090,093	16,270,955
Diluted net income per share	17,599,481	16,864,166	17,636,440	16,842,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$137,015	$114,863
Restricted cash	—	950
Accounts receivable, less allowance for doubtful accounts of $1,661 and $1,773	88,846	78,788
Accounts receivable from joint ventures	1,778	2,142
Accounts receivable, other	1,752	2,297
Taxes receivable	2,212	5,079
Inventories	66,733	73,178
Prepaid income taxes	5,134	4,914
Deferred income taxes	7,074	7,225
Asbestos-related insurance receivables	8,195	8,195
Other current assets	7,450	8,559
Assets of discontinued operations	—	746
Total current assets	326,189	306,936

Property, plant and equipment, net of accumulated depreciation of $211,592 and $205,575	148,669	149,017
Investments in unconsolidated joint ventures	19,022	21,171
Deferred income taxes	59,150	71,439
Goodwill	103,000	105,041
Other intangible assets	49,570	53,288
Asbestos-related insurance receivables	40,067	40,067
Investments, other	5,127	5,000
Other long-term assets	7,715	8,065
Total assets	$758,509	$760,024

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,753	$16,730
Accrued employee benefits and compensation	23,981	23,156
Accrued income taxes payable	1,921	3,135
Current portion of lease obligation	1,004	1,423
Current portion of long term debt	23,000	20,500
Asbestos-related liabilities	8,195	8,195
Other accrued liabilities	11,454	11,363
Liabilities of discontinued operations	—	3
Total current liabilities	87,308	84,505

Long term lease obligation	6,734	6,942
Long term debt	70,000	77,500
Pension liability	34,008	65,942
Retiree health care and life insurance benefits	10,654	10,654
Asbestos-related liabilities	43,222	43,222
Non-current income tax	20,033	19,300
Deferred income taxes	15,820	17,545
Other long-term liabilities	350	262
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 17,242,257 and 16,904,441 shares outstanding	17,242	16,904
Additional paid-in capital	83,655	74,272
Retained earnings	413,446	400,784
Accumulated other comprehensive income (loss)	(43,963)	(57,808)
Total shareholders' equity	470,380	434,152
Total liabilities and shareholders' equity	$758,509	$760,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$16,904	$74,272	$400,784	$(57,808)	$434,152

Net income (loss)	—	—	12,662	—	12,662
Other comprehensive income (loss)				13,845	13,845
Stock options exercised	261	7,830	—	—	8,091
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	15	375	—	—	390
Shares issued for restricted stock	47	(1,052)	—	—	(1,005)
Stock-based compensation expense	—	2,245	—	—	2,245
Balance at June 30, 2013	$17,242	$83,655	$413,446	$(43,963)	$470,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income (loss) from continuing operations, net of tax	$5,583	6,417	$12,560	$4,831

Foreign currency translation adjustment	3,192	(10,857)	(6,206)	(4,886)
Net unrealized gains (losses) on securities:
Net unrealized gain (loss) on marketable securities reclassified into earnings (1)	—	—	—	1,168
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (1)	82	(43)	73	212
Pension and postretirement actuarial net gain (loss) incurred in fiscal year	17,225	—	17,225	—
Pension and postretirement benefit plans reclassified into earnings, net of tax (1)
Amortization of loss	735	1,508	1,749	2,972
Amortization of prior service cost	982	3	1,004	6
Other comprehensive income (loss)	22,216	(9,389)	13,845	(528)

Comprehensive income (loss) from continuing operations	27,799	(2,972)	26,405	4,303
Income (loss) from discontinued operations, net of income taxes	(18)	38	102	(185)
Comprehensive income (loss)	$27,781	$(2,934)	$26,507	$4,118

(1) See Note 5 - "Accumulated Other Comprehensive Income (Loss)" for tax impacts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net income (loss)	$12,662	$4,646
Loss (earnings) from discontinued operations	(102)	185
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	13,027	13,561
Stock-based compensation expense	2,245	2,678
Loss from long-term investments	—	3,245
Deferred income taxes	(515)	(1,050)
Equity in undistributed income of unconsolidated joint ventures	(1,291)	(1,962)
Dividends received from unconsolidated joint ventures	1,988	2,929
Pension and postretirement benefits	5,496	6,718
Gain from the sale of property, plant and equipment	(75)	(579)
Impairment of assets	—	539
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable, accounts receivable other and taxes receivable	(7,697)	(3,330)
Accounts receivable, joint ventures	364	(778)
Inventories	5,941	3,027
Pension contribution	(6,500)	(16,000)
Other current assets	1,443	(3,331)
Accounts payable and other accrued expenses	1,563	(7,261)
Other, net	1,171	1,332
Net cash provided by (used in) operating activities of continuing operations	29,720	4,569
Net cash provided by (used in) operating activities of discontinued operations	848	(268)
Net cash provided by (used in) operating activities	30,568	4,301

Investing Activities:
Capital expenditures	(10,537)	(10,767)
Proceeds from short-term investments	—	25,438
Proceeds from the sale of property, plant and equipment, net	75	1,979
Deferred purchase price for previous acquisition of business	—	(3,100)
Net cash provided by (used in) investing activities of continuing operations	(10,462)	13,550

Financing Activities:
Repayment of debt principal and long term lease obligation	(5,530)	(2,992)
Proceeds from sale of capital stock, net	8,091	3,427
Issuance of restricted stock shares	(1,005)	(571)
Proceeds from issuance of shares to employee stock purchase plan	390	413
Net cash provided by (used in) financing activities of continuing operations	1,946	277

Effect of exchange rate fluctuations on cash	100	(2,070)

Net increase (decrease) in cash and cash equivalents	22,152	16,058
Cash and cash equivalents at beginning of year	114,863	79,728
Cash and cash equivalents at end of quarter	$137,015	$95,786

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
Certain amounts in the prior-year unaudited condensed consolidated financial statements have been reclassified to conform with the current-year presentation.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Balance Sheet Location	Carrying amount as of June 30, 2013	Level 1	Level 2	Level 3
Assets
Pension assets (1)		$156,741	$106,619	$33,530	$16,592
Foreign exchange option contracts	Other current assets	(9)	—	(9)	—
Copper derivative instruments	Other current assets	56	—	56	—
Liabilities
Interest rate swap instrument	Other accrued liabilities	(249)	—	(249)	—

(Dollars in thousands)	Balance Sheet Location	Carrying amount as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Pension assets (1)		$143,540	$98,269	$29,869	$15,402
Foreign exchange option contracts	Other current assets	15	—	15	—
Copper derivative instruments	Other current assets	267	—	267	—
Liabilities
Interest rate swap instrument	Other accrued liabilities	(361)	—	(361)	—
(1) Pension assets are recorded net of the projected benefit obligation as a long term pension liability.
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
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions at par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at June 30, 2012	$—
There were no credit losses recognized for the six months ended June 30, 2012.

Derivatives Contracts
We are exposed to certain risks related to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk, commodity pricing risk (primarily copper) and interest rate risk.

•
Foreign Currency - The fair value of any foreign currency option derivative is based upon valuation models applied to current market information such as strike price, spot rate, maturity date and volatility, and established by an over-the-counter market or obtaining market data for similar instruments with similar characteristics. The fair value of any forward contract is based on the difference between the contract rate and the spot rate at the end of the reporting period.

•
Commodity - The fair value of copper derivatives is computed using a combination of intrinsic and time value valuation models.  The intrinsic valuation model reflects the difference between the strike price of the underlying copper derivative instrument and the current prevailing copper prices in an over-the-counter market at period end.  The time value valuation model incorporates the constant changes in the price of the underlying copper derivative instrument, the time value of money, the underlying copper derivative instrument's strike price and the remaining time to the underlying copper derivative instrument's expiration date from the period end date.  Overall, fair value is a function of five primary variables: price of the underlying instrument, time to expiration, strike price, interest rate, and volatility.

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

Pension Assets

Our pension assets are stated at fair value on an annual basis and there are categories of assets in Level 1, 2 and 3 of the fair value hierarchy. During the second quarter of 2013, we made the decision to freeze the accumulation of benefits related to our defined benefit pension plans. This event required a fair value measurement of the pension assets as of April 30, 2013 and those are the values presented here. See further discussed in Note 8 - “Pension Benefits and Other Postretirement Benefit Plans”.

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income (loss) during the current period.  For the three and six month periods ended June 30, 2013 and 2012 there were no hedge ineffectiveness.
We currently have four outstanding contracts to hedge exposure related to the purchase of copper at our German subsidiary, Curamik, and U.S. operations in Arizona.  These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices.   They cover the 2013 and 2014 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustment on these contracts is recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
In 2012, we entered into Euro currency forward contracts to mitigate the exposure in the U.S. for pending Euro-denominated purchases. These contracts do not qualify for hedge accounting treatment therefore, any mark-to-market adjustment on these contracts are recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
Through the first half of 2013, we entered into Japanese Yen, Euro, U.S Dollar and Hungarian Forint currency forward contracts to mitigate certain global balance sheet exposures. These contracts do not qualify for hedge accounting treatment therefore, any mark-to-market adjustment on these contracts are recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
Also in 2012, we entered into an interest rate swap derivative instrument to hedge the variable LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At June 30, 2013, the term loan debt represents $85.0 million of our total outstanding debt of $93.0 million.  At June 30, 2013, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.00%.

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
January 2013 - December 2013	55	metric tons per month	YEN/USD	¥300,000,000
July 2013 - November 2013	40	metric tons per month	USD/EUR	$900,000
December 2013 - March 2014	30	metric tons per month	HUF/EUR	290,000,000
January 2014 - April 2014	30	metric tons per month

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2013
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Six months ended
Contracts not designated as hedging instruments	Other income, net	$(14)	$(9)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(162)	(345)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	121	112

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2012
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Six months ended
Contracts not designated as hedging instruments	Other income, net	$—	$81
Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income (loss)	(66)	189
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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Raw materials	$24,880	$29,064
Work-in-process	14,552	13,154
Finished goods	27,301	30,960
Total Inventory	$66,733	$73,178

Note 5 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at June 30, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	(6,206)	—	73	(6,133)
Actuarial net gain (loss) incurred in the fiscal year	—	17,225	—	17,225
Amounts reclassified from accumulated other comprehensive income	—	2,753	—	2,753
Net current-period other comprehensive income	(6,206)	19,978	73	13,845
Ending Balance June 30, 2013	$6,379	$(50,180)	$(162)	$(43,963)
(1) Net of taxes of $11,613 and $22,371 for the periods ended June 30, 2013 and December 31, 2012, respectively.
(2) Net of taxes of $87 and $127 for the periods ended June 30, 2013 and December 31, 2012, respectively.
The changes of accumulated other comprehensive income (loss) by component at June 30, 2012 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Unrealized gain (loss) on marketable securities (5)	Total
Beginning Balance December 31, 2011	$5,875	$(67,239)	$(270)	$(1,168)	$(62,802)
Other comprehensive income before reclassifications	(4,886)	—	212	—	(4,674)
Amounts reclassified from accumulated other comprehensive income	—	2,978	—	1,168	4,146
Net current-period other comprehensive income	(4,886)	2,978	212	1,168	(528)
Ending Balance June 30, 2012	$989	$(64,261)	$(58)	$—	$(63,330)
(3) Net of taxes of $20,799 and $20,799 for the periods ended June 30, 2012 and December 31, 2011, respectively.
(4) Net of taxes of $23 and $0 for the periods ended June 30, 2012 and December 31, 2011, respectively.
(5) Net of taxes of $1,555 for the period ended December 31, 2011.

The reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 were as follows:

	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended June 30, 2013
Details about accumulated other comprehensive income components	Three months ended	Six months ended	Affected line item in the statement where net income is presented
Amortization of defined benefit pension and other post-retirement benefit items
Prior service costs	$1,511	$1,545	(6)
Actuarial losses	1,130	2,690	(6)
	2,641	4,235	Total before tax
	(924)	(1,482)	Tax (benefit) expense
	$1,717	$2,753	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefit and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2012 were as follows:

	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended June 30, 2012
Details about accumulated other comprehensive income components	Three months ended	Six months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities
	$—	$(2,723)	Realized gain (loss)
	—	1,555	Tax benefit (expense)
	$—	$(1,168)	Net of tax

Amortization of defined benefit pension and other post-retirement benefit items
Prior service costs	$3	$6	(6)
Actuarial losses	1,508	2,972	(6)
	1,511	2,978	Total before tax
	—	—	Tax (benefit) expense
	$1,511	$2,978	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefit and Other Postretirement Benefit Plans" for additional details.

Note 6- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Income (loss) from continuing operations	$5,583	$6,417	$12,560	$4,831
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	17,108	16,309	17,090	16,271
Effect of dilutive stock options	491	555	546	572
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	17,599	16,864	17,636	16,843
Basic income (loss) from continuing operations per share:	$0.33	$0.40	$0.73	$0.29
Diluted income (loss) from continuing operations per share:	0.32	0.38	0.71	0.28
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	June 30, 2013	June 30, 2012
Anti-dilutive shares excluded	697,878	932,104
Dilutive shares excluded due to net loss	—	—

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
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  We did not grant any stock options in the first two quarters of 2013, or the second quarter of 2012. The fair value of options granted during the six month period ended June 30, 2012 were calculated using the following weighted-average assumptions:

June 30, 2012
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
During the three and six month periods ended June 30, 2013, we recognized approximately $0.2 million and $0.6 million of stock option compensation expense, respectively. During the three and six month periods ended June 30, 2012, we recognized approximately $0.6 million and $1.3 million of stock option compensation expense, respectively.
A summary of the activity under our stock option plans as of June 30, 2013 and changes during the three and six month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2013	1,670,647	$41.06	4.3	$15,558,730
Options granted	—	—
Options exercised	(156,057)	29.80
Options cancelled	(10,717)	36.17
Options outstanding at June 30, 2013	1,503,873	42.26	3.7	12,388,067
Options exercisable at June 30, 2013	1,201,313	43.66	2.9	9,078,139
Options vested or expected to vest at June 30, 2013*	1,494,796	42.29	3.7	12,288,769
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,765,947	$40.58
Options granted	—	—
Options exercised	(251,240)	30.71
Options cancelled	(10,834)	36.05
Options outstanding at June 30, 2013	1,503,873
During the six month period ended June 30, 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $4.2 million, and the total amount of cash received from the exercise of these options was $8.1 million.

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
The 2011 and 2012 awards have three measurement criteria on which the final payout of the award is based - (i) the three year compounded annual growth rate (CAGR) in net sales, (ii) the three year CAGR in diluted earnings per share, and (iii) the three year average of each year's free cash flow as a percentage of net sales. In accordance with the applicable accounting literature, these measures are treated as performance conditions. The fair value of these awards is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentages at the end of each reporting period.
The 2013 award has two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of this award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
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

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2012	73,458
Awards granted	48,660
Stock issued	(33,538)
Awards forfeited	(11,502)
Non-vested awards outstanding at June 30, 2013	77,078

During the three and six month periods ended June 30, 2013, we recognized expense for performance-based restricted stock awards of approximately $0.2 million and $0.2 million, respectively. During the three and six month periods ended June 30, 2012, due to reductions in the estimated payout percentages of outstanding awards, we recognized income for performance-based restricted stock awards of approximately $0.5 million and $0.4 million, respectively.
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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2012	115,139
Awards granted	63,200
Stock issued	(124)
Awards forfeited	(18,297)
Non-vested awards outstanding at June 30, 2013	159,918
During the three and six month periods ended June 30, 2013, we recognized compensation expense for time-based restricted stock awards of approximately $0.3 million and $0.6 million, respectively.  During the three and six month periods ended June 30, 2012, we recognized compensation expense for time-based restricted stock awards of approximately $0.4 million and $0.9 million, respectively.
Deferred Stock Units
We grant deferred stock units to non-management directors.  These awards are fully vested on the date of grant and the related shares are generally issued on the 13th month anniversary of the grant date unless the individual elects to defer the receipt of those shares.  Each deferred stock unit results in the issuance of one share of Rogers’ stock.  The grant of deferred stock units is typically done annually in the second quarter of each year. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

Deferred Stock Units
Awards outstanding at December 31, 2012	30,150
Awards granted	16,800
Stock issued	(15,400)
Awards outstanding at June 30, 2013	31,550
For each of the three and six month periods ended June 30, 2013 and 2012, we recognized compensation expense of $0.7 million related to deferred stock units. There was no expense associated with these deferred stock units in the first quarter of 2013 or 2012.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended June 30, 2013 and 2012, respectively, and approximately $0.2 million of compensation expense associated with the six month periods ended June 30, 2013 and 2012, respectively.

Note 8 – Pension Benefits and Other Postretirement Benefit Plans

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

Defined Benefit Pension Plan Amendments

In the second quarter of 2013, we made changes to our retirement plans in order to better plan and manage related expenses which have a significant and variable impact on earnings. Effective June 30, 2013 for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans will no longer accrue. The freeze of the defined benefit pension plan for salaried and non-union hourly employees was approved by the Board of Directors on May 3, 2013. The freeze of the union employees' defined benefit pension plan was effective upon ratification of the labor agreement on April 14, 2013. These changes resulted in a remeasurement event requiring us to remeasure the plan asset and liabilities, as well as the expense related to the plans, as of April 30, 2013. This date was considered the accounting date, per the related accounting guidance, for purposes of this analysis as it was reasonably close to the approval dates of these changes for both the union and salaried plans.

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

Obligations and Funded Status

(Dollars in thousands)	Pension Benefits
Change in benefit obligation:	June 30, 2013

Benefit obligation at beginning of year	$209,844
Service cost	2,210
Interest cost	4,015
Actuarial (gain) loss	1,658
Benefit payments	(3,642)
Curtailment charge	(22,649)
Special termination benefit	—
Benefit obligation at end of the period	$191,436

(Dollars in thousands)	Pension Benefits
Change in plan assets:	June 30, 2013

Fair value of plan assets at the beginning of the year	$143,540
Actual return on plan assets	10,981
Employer contributions	6,500
Benefit payments	(3,642)
Settlement charge	—
Fair value of plan assets at the end of the period	157,379
Funded status	$(34,057)
Amounts recognized in the consolidated balance sheet consist of:

(Dollars in thousands)	Pension Benefits
June 30, 2013
Noncurrent assets	$—
Current liabilities	(49)
Noncurrent liabilities	(34,008)
Net amount recognized at end of period	$(34,057)

(Dollars in thousands)	Pension Benefits
June 30, 2013
Net actuarial loss	$58,860
Prior service cost	—
Net amount recognized at end of period	$58,860
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $191.4 million, $191.4 million and $157.4 million, respectively, as of June 30, 2013.
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$956	$1,108	$2,210	$2,297	$170	$149	$341	$331
Interest cost	1,954	2,124	4,015	4,242	71	92	141	180
Expected return on plan assets	(2,731)	(2,495)	(5,447)	(4,903)	—	—	—	—
Amortization of prior service cost	31	116	124	232	(58)	(113)	(115)	(226)
Amortization of net loss	1,049	1,442	2,525	2,791	83	66	165	181
Special termination benefit	—	—	—	—	—	(707)	—	1,593
Curtailment charge	1,537	—	1,537	—	—	—	—	—
Net periodic benefit cost	$2,796	$2,295	$4,964	$4,659	$266	$(513)	$532	$2,059

The decisions made in the second quarter of 2013 related to the defined benefit pension plans resulted in a curtailment charge of $1.5 million that was recognized in the second quarter of 2013 in "Restructuring and impairment charges" in our condensed consolidated statements of income (loss).

As a result of the early retirement program that we offered in the first quarter of 2012, we incurred a charge of $1.6 million related to a special termination benefit in the first half of 2012 associated with our retirement health and life insurance benefits program, as we extended eligibility in the benefits to certain individuals who participated in the early retirement program. Note that a charge of $2.3 million was recognized in the first quarter of 2012 related to this event that was adjusted in the second quarter of 2012, as the final calculation resulted in a total charge of $1.6 million, resulting in us recognizing income in the second quarter of 2012 of $0.7 million.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits
	April 30, 2013	December 31, 2012

Discount rate	4.00%	4.00%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return on plan assets	7.50%	7.50%
Weighted-average assumptions used to determine net benefit cost for the period ended:

	Pension Benefits
	April 30, 2013	December 31, 2012

Discount rate	4.00%	4.50%
Expected long-term rate of return on plan assets	7.50%	7.75%
Rate of compensation increase	4.00%	4.00%

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

In order to meet our investment objectives, we set asset allocation target ranges based on current funding status and future projections in order to mitigate the risk in the plan while maintaining its funded status. At April 30, 2013, we held approximately 57% equity securities and 43% debt securities in our portfolio, which is consistent with our allocation targets. In order to further mitigate risk, in the future we plan to migrate to a portfolio more heavily weighted toward debt securities as our plan assets approach the projected benefit obligation.

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

The following table presents the fair value of the net assets by asset category:

(Dollars in thousands)	April 30, 2013	December 31, 2012

Pooled separate accounts	$33,530	$29,869
Mutual funds	106,619	98,269
Guaranteed deposit account	16,592	15,402
Total investments at fair value	$156,741	$143,540
The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value:

	Assets at Fair Value as of April 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$33,530	$—	$33,530
Mutual funds	106,619	—	—	106,619
Guaranteed deposit account	—	—	16,592	16,592
Total assets at fair value	$106,619	$33,530	$16,592	$156,741

	Assets at Fair Value as of December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$29,869	$—	$29,869
Mutual funds	98,269	—	—	98,269
Guaranteed deposit account	—	—	15,402	15,402
Total assets at fair value	$98,269	$29,869	$15,402	$143,540
The table below sets forth a summary of changes in the fair value of the guaranteed deposit account's Level 3 assets for the period ended April 30,2013.

(Dollars in thousands)	Guaranteed Deposit Account

Balance at December 31, 2012	$15,402
Realized gains (losses)	—
Unrealized gains relating to instruments still held at the reporting date	1,177
Purchases, sales, issuances and settlements (net)	13
Transfers in and/or out of Level 3	—
Balance at April 30, 2013	$16,592

Employer Contributions

In the first half of 2013 and 2012, we made voluntary contributions of $6.5 million and $16.0 million, respectively, to our qualified defined benefit pension plans. We made no payments under our non-qualified defined benefit pension plan in the first half of 2013 or 2012.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans. The benefit payments are based on the same assumptions used to measure our benefit obligation at April 30, 2013.

Pension Benefits

2014	$8,441
2015	8,029
2016	8,209
2017	8,303
2018	8,595
2019-2023	48,629

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

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales
Core Strategic
High Performance Foams	$39,933	$43,329	$82,379	$83,763
Printed Circuit Materials	45,584	40,533	89,148	79,914
Power Electronics Solutions
Curamik Electronics Solutions	28,508	23,908	51,814	48,200
Power Distribution Systems	12,276	11,573	23,269	22,089
Other	6,151	5,952	11,822	11,484
Net sales	$132,452	$125,295	$258,432	$245,450

Operating income (loss)
Core Strategic
High Performance Foams	$3,532	$5,708	$10,132	$7,153
Printed Circuit Materials	3,996	3,123	7,793	2,777
Power Electronics Solutions
Curamik Electronics Solutions	(2,514)	(1,205)	(5,636)	(2,978)
Power Distribution Systems	1,112	135	2,649	(515)
Other	1,981	1,256	3,984	2,073
Operating income (loss)	8,107	9,017	18,922	8,510

Equity income in unconsolidated joint ventures	762	1,305	1,291	1,962
Other income (expense), net	(177)	261	(766)	121
Net realized gain (loss)	—	—	—	(3,245)
Interest income (expense), net	(830)	(1,072)	(1,735)	(2,262)
Income (loss) before income tax expense (benefit)	$7,862	$9,511	$17,712	$5,086
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 10 – Joint Ventures
As of June 30, 2013, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income of $0.8 million and $1.3 million for the three and six month periods ended June 30, 2013, respectively, and equity income of $1.3 million and $2.0 million for the three and six month periods ended June 30, 2012, respectively, is included in the condensed consolidated statements of income (loss) related to the joint ventures.
The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$12,623	$15,880	$23,288	$28,685
Gross profit (loss)	1,488	2,608	2,592	4,433
Net income (loss)	1,524	2,610	2,582	3,924
The effect of transactions between us and our unconsolidated joint ventures is accounted for on a consolidated basis.  Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties, or from us purchasing finished goods from our joint ventures, which are then sold to third parties.

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
In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal of amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate mandatory principal payments due are as follows:

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
Fixed Charge metrics are detailed in the table below.

Periods	Q2 2012	Q3 2012	Q4 2012	Q1 2013	Q2 2013
Covenant Limit	1.25	1.25	1.25	1.50	1.50
Actual FCCR	2.09	1.93	2.18	2.27	2.06
As of June 30, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.27 on the leverage ratio and 2.06 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the Amended Credit Agreement, as amended. Also in connection with the Amended Credit Agreement, as amended, we capitalized an additional $0.1 million of debt issuance costs in the first quarter of 2012. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will expire in June 2016.

We incurred amortization expense of $0.1 million in each of the second quarters of 2013 and 2012, respectively, and expenses of $0.2 million in each of the first six months of 2013 and 2012, respectively.  At June 30, 2013, we have approximately $1.5 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first six months of 2013, we made principal payments of $5.0 million on the debt. We made $24.5 million of principal payments in fiscal 2012.  We are obligated to pay $15.0 million on this debt obligation and are scheduling $8.0 million of discretionary revolver payments within the next 12 months. As of June 30, 2013, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $85.0 million of term loan debt and $8.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of June 30, 2013 we had the following standby letters of credit (LOC) and guarantees that are backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou),

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).
No amounts were owed on the LOC or guarantees as of June 30, 2013 or December 31, 2012.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at June 30, 2013. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the financial residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of June 30, 2013 is $7.7 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ending June 30, 2013 and 2012, and $0.2 million in each of the six month periods ending June 30, 2013 and June 30, 2012.  Accumulated depreciation at June 30, 2013 and December 31, 2012 was $0.9 million and $0.8 million, respectively.
Depreciation expense on the capital lease asset is recorded in Cost of Sales in our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense in our condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.5 million and $1.1 million in the three and six month periods ended June 30, 2013, respectively, and $0.7 million and $1.5 million in the three and six month periods ended June 30, 2012, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively, and of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2012, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At June 30, 2013, the term loan debt amounted to $85.0 million of our total outstanding debt of $93.0 million. At June 30, 2013, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively, and of $0.4 million and $0.8 million in the three and six month periods ended June 30, 2012, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 12 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,013	$250	$763	$1,065	$227	$838
Technology	36,020	10,450	25,570	36,479	8,394	28,085
Covenant-not-to-compete	971	456	515	1,042	358	684
Customer relationships	20,034	2,469	17,565	20,529	2,066	18,463
Total definite lived intangible assets	$58,038	$13,625	$44,413	$59,115	$11,045	$48,070
Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and six month periods ended June 30, 2013 was approximately $1.4 million and $2.9 million, respectively. Amortization expense for the three and six month periods ended June 30, 2012 was approximately $1.0 million and $2.2 million, respectively. The estimated annual future amortization expense is $2.9 million, $5.9 million, $5.6 million, $5.2 million and $4.8 million for the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.  These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of June 30, 2013, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	9.7
Technology	6.7
Covenant not-to-compete	4.1
Customer relationships	9.7
Total other intangible assets	7.9
Approximately $5.2 million of indefinite-lived intangible assets comprised of trademarks were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or when changes in circumstances indicated that the carrying values may be recoverable.  The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending June 30, 2013, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik Electronics Solutions	Power Distribution Systems	Other	Total
December 31, 2012	$23,973	$—	$78,844	$—	$2,224	$105,041
Foreign currency translation adjustment	(1,140)	—	(901)	—	—	(2,041)
June 30, 2013	$22,833	$—	$77,943	$—	$2,224	$103,000

Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.
Chatham Superfund Site -  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. This estimate was updated in the first quarter of 2013, as the previous range was $17.0 million to $24.0 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2013, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
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
During the first quarter of 2010, we discovered additional PCB contamination in the building at this facility.  Remediation costs are expected to be approximately $1.0 million, which was recorded as our original liability. To date, we have incurred $0.8 million in remediation costs related to this issue and anticipate that the remaining reserve of $0.2 million will be adequate to cover the remaining remediation work. However, if additional contamination is found, the cost of the remaining remediation may increase.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 30, 2013, there were 358 pending claims compared to 319 pending claims at December 31, 2012.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 358 claims pending as of  June 30, 2013,  76 claims do not specify the amount of damages sought,  281 claims cite jurisdictional amounts, and only one (1) claim (less than 1.0% of the total pending claims) specifies the amount of damages sought not based on jurisdictional requirements. This one (1) claim, which names 21 defendants, alleges compensatory and punitive damages of $20 million each. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011 and 2012 was significantly higher than in 2010.  No meaningful trend for 2013 is available at this time.  The higher number of recent lawsuits is reflected in the National Economic Research Associates, Inc. (NERA) and Marsh USA, Inc. (Marsh) reports. (See "Impact on Financials Statements" section below.)

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the six months ended June 30, 2013, we were able to have 45 claims dismissed and settled three (3) claims.  For the year ended December 31, 2012, 93 claims were dismissed and sixteen (16) were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $0.9 million for the six months ended June 30, 2013, compared to $6.3 million for the year ended 2012.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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
During 2012 and 2013, the primary layer insurance policies providing coverage for the January 1, 1966 to June 30, 1969 period exhausted. The cost sharing agreement contemplates that any excess carrier providing insurance coverage over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess umbrella carrier providing coverage for the 42-month period set forth above is not already a party to the cost sharing agreement. Such umbrella excess carrier was notified of the aforementioned exhaustion and is currently providing applicable insurance coverage, even though not yet a party to the cost sharing agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In the fourth quarter of 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from 5 years to 10 years . We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Further, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base projections. Further, we determined that a 10 year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2012, the estimated liability and estimated insurance recovery for the 10 year period through 2022 was $51.4 million and $48.3 million, resulting in an additional charge of $2.9 million recognized in the fourth quarter of 2012 ($0.2 million was previously recognized throughout 2012).  There were no changes to these projections during the first half of 2013. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

Other Environmental and General Litigation

•
In the second quarter of 2010, the CT DEEP contacted us to discuss a disposal site in Killingly, Connecticut.  We are currently in the very early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement.  Currently, we do not know the nature and extent of any alleged contamination at the site, how many parties could be potentially involved in any remediation, if necessary, or the extent to which we could be deemed a potentially responsible party.  CT DEEP has not made any assessment of the nature of any potential remediation work that may be done, nor have they made any indication of any potential costs associated with such remediation.  Therefore, based on the facts and circumstances known to us at the present time, we are not able to estimate the probability of incurring a contingent liability related to this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time. We continually monitor this situation and are in correspondence with the CT DEEP as appropriate.  When and if facts and circumstances related to this matter change, we will review our position and our ability to estimate the probability of any potential loss contingencies, as well as the range of any such potential exposure.

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

Note 14 – Income Taxes
Our effective tax rate resulted in an expense of 29.0% on income in the second quarter of 2013 as compared to 32.5% in the second quarter of 2012. On a year to date basis, the effective tax rate was 29.1% for the first six months of 2013 as compared to 5.0% in the first six months of 2012. In the first six months of 2012, our tax rate was favorably impacted by certain one-time discrete items including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the liquidation of the auction rate securities portfolio. In both, the first and second quarters of 2013 and 2012, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2013, we have approximately $2.2 million of accrued interest related to uncertain tax positions included in the $20.0 million of unrecognized tax benefits, $12.8 million of which, if recognized, would impact the effective tax rate.

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

2012

In the first quarter, we announced several initiatives as part of the streamlining plan. These initiatives were as follows:
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

In the second quarter, we announced several additional streamlining actions as follows:

•
We announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which was completed by the end of 2012. The manufacture of certain silicone foam materials produced in the Bremen facility was consolidated into our existing facility in Carol Stream, Illinois. The expenses and charges related to the termination of the operations at the Bremen facility were approximately $3.1 million and are comprised primarily of (i) $0.9 million for the early termination of the lease on the building; (ii) $0.8 million for severance charges for employees in Bremen; (iii) $0.4 million related to the impairment of certain assets; and (iv) $0.3 million of costs to remove and transport certain equipment to Carol Stream and prepare the building for return to the landlord. We recognized approximately $1.5 million of these charges in the second quarter of 2012, and recognized the remaining charges in the second half of 2012.

•
We decided to cease production of our non-woven composite materials products in an effort to redeploy resources to focus on our Core Strategic segments. Sales of these products had been steadily declining for several years and totaled approximately $1.4 million in the second quarter of 2012 and $4.8 million in fiscal 2011. Production was shutdown by the end of 2012 and it did not have a material impact on our overall operations. No material charges were incurred from this initiative.

2013
In the second quarter of 2013, we continued our streamlining efforts as we reorganized certain business functions resulting in severance costs. We also made changes to our salaried and non-union defined benefit pension plans. Effective June 30, 2013 for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans will no longer accrue. The freeze of the defined benefit pension plan for salaried and non-union hourly employees was approved by the Board of Directors on May 3, 2013. The freeze of the union employees' defined benefit pension plan was effective upon ratification of the labor agreement on April 14, 2013. Additionally, our union workforce in Connecticut ratified a current union contract, which resulted in the payout of the union ratification bonus.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in the second quarter and first six months of 2013 and 2012.

(Dollars in thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Cost of Sales
High Performance Foams
Accelerated depreciation expense related to Bremen shut-down	$—	$—	$585	$585
Inventory impairment related to Bremen shut-down	—	—	191	191
Union ratification bonus	181	181	—	—

Printed Circuit Materials
Union ratification bonus	179	179	—	—

Curamik Electronics Solutions
Union ratification bonus	5	5	—	—

Power Distribution Systems
Accelerated depreciation expense related to U.S. shut-down	—	—	360	360
Union ratification bonus	3	3	—	—

Other
Union ratification bonus	—	—	—	—
Total charges for Cost of Sales	$368	$368	$1,136	$1,136

Restructuring and Impairment

High Performance Foams
Fixed asset impairment for Bisco and Poron asset disposal	$—	$—	$—	$79
Severance and other employee related costs (1)	1,253	1,253	670	3,088

Printed Circuit Materials
Severance and other employee related costs (1)	708	708	(276)	3,046

Curamik Electronics Solutions
Severance and other employee related costs (1)	1,618	1,618	213	957

Power Distribution Systems
Impairment of investment related receivable	—	—	264	264
Severance and other employee related costs (1)	845	845	(13)	477

Other
Severance and other employee related costs (1)	101	101	(24)	272
Total charges for Restructuring and Impairment	$4,525	$4,525	$834	$8,183
(1) For the three and six month periods ended June 30, 2013, this includes a pension curtailment charge of $1.5 million. See Note 8 - "Pension Benefit and Other Post Retirement Plans" for further information.

For the three and six month periods ended June 30, 2012, this includes an estimated $2.3 million charge recorded in the first quarter of 2012, offset by a favorable adjustment of $0.7 million recorded in the second quarter of 2012. This net charge of $1.6 million, for 2012, was related to the early retirement program implemented in the first quarter of 2012.
The following table summarizes changes in the severance accrual from December 31, 2012 through June 30, 2013:

(Dollars in thousands)	Streamlining and restructuring related activities	Curamik finishing operations relocation to Hungary	Total
Balance at December 31, 2012	$1,447	$3,774	$5,221
Provisions	3,003	—	3,003
Payments	(2,357)	(2,113)	(4,470)
Balance at June 30, 2013	$2,093	$1,661	$3,754

Note 16 – Discontinued Operations
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in the first half of 2013. For the six month period ended June 30, 2012, operating losses of $0.1 million, net of tax, were reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). There was no activity for this segment in the second quarter of 2012. Net sales were $0.1 million for the six month period ended June 30, 2012.  There were no sales activity for the second quarter of 2012. The tax related to the discontinued operations was not material for 2012.
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million for the year ended December 31, 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. For the six month period ended June 30, 2013 , operating profits of $0.1 million were reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). There was minimal activity for this segment in the second quarter of 2013. For the six month period ended June 30, 2012, an operating loss of $0.1 million, net of tax, was reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). There was minimal activity for this segment in the second quarter of 2012. Net sales were $0.1 million and $0.2 million for the three and six month periods ended June 30, 2013, respectively. Net sales were $1.4 million and $2.6 million for the three and six month periods ended June 30, 2012, respectively. The tax related to the discontinued operations was $0.1 million for the six months ended June 30, 2013 and June 30, 2012. Tax related to this segment was diminimus for the three months ended June 30, 2013 and June 30, 2012.

Note 17- Recent Accounting Pronouncements
Comprehensive Income
In January 2013, the Financial Accounting Standards Board issued an update which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income. This change requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income in Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, and ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update is effective for the reporting periods beginning after December 15, 2012, which was our first quarter of fiscal year 2013. The adoption of the update is reflected in Note 5 - "Accumulated other comprehensive income (loss)" but has not impacted our financial condition or results of operations.

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
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the sovereign debt crisis being experienced globally and the uncertain outlook for global economic growth, particularly in several of our key markets; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions or divestitures may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility that we may be required to recognize impairment charges against goodwill and non-amortizable assets in the future; increases in our employee benefit costs could reduce our profitability; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials; changes in environmental regulation, which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2012 and previously filed Form 10-Q's.

Executive Summary
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
2013 Second Quarter Executive Summary
In the second quarter of 2013, we achieved net sales of $132.5 million, a 5.7% increase from the second quarter of 2012 net sales of $125.3 million.  Income from continuing operations decreased by 12.5% from $6.4 million in the second quarter of 2012 to $5.6 million in the second quarter of 2013. However, in the second quarter of 2013, income from continuing operations included approximately $6.2 million of special charges primarily related to activities targeted at streamlining the organization, including approximately $3.9 million in severance charges from a workforce reduction, a $1.6 million curtailment charge related to changes to our defined benefit pension plans in the United States, and approximately $0.7 million in other charges primarily related to the move of Curamik's finishing operations from Germany to Hungary. Similarly, the second quarter of 2012 included approximately $2.0 million in special charges primarily related to streamlining activities, including $1.5 million related to the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany. Excluding these charges, adjusted income from continuing operations improved by 18.2% quarter over quarter and, as a percentage of net sales, from 8.8% of net sales in the second quarter of 2012 to 9.9% of net sales in the second quarter of 2013. We also experienced strong improvement in gross margin, which increased from 29.3% in the second quarter of 2012 to 33.5% in the second quarter of 2013.
Overall, these results highlight the fact that we delivered solid revenue and margin improvements quarter over quarter, driven primarily by the strong rebound in the Power Electronics Solutions segment. This segment is comprised of the Curamik Electronics Solutions (CES) operating segment and the Power Distribution Systems (PDS) operating segment. Quarter over quarter, CES experienced a 19.2% increase in net sales from $23.9 million in the second quarter of 2012 to $28.5 million in the second quarter of 2013, while PDS experienced a 6.0% increase in net sales from $11.6 million in 2012 to $12.3 million in the second quarter of 2013. Further contributing to these improvements was our Printed Circuit Materials operating segment, which experienced an increase in net sales of 12.5% from $40.5 million in the second quarter of 2012 to $45.6 million in the second quarter of 2013. These improvements were partially offset by a decline in sales of 7.8% at our High Performance Foams operating segment from $43.3 million in the second quarter of 2012 to $39.9 million in the second quarter of 2013.
From an operations perspective, the cost savings generated from streamlining initiatives that were initiated in 2012 continue to be realized, as we expect to achieve an annualized cost savings of approximately $20.0 million in 2013. Further, the additional initiatives that occurred during the first half of 2013 are expected to generate approximately $12.0 million in annualized cost savings by the first quarter of 2014. The 2013 initiatives included changes to our defined benefit pension plans, as benefits under these plans will no longer accrue to employees active in the plans. We expect to incur net benefits related to this action of approximately $6.8 million, which we expect to begin to materially impact results in the third quarter of 2013. Overall, we recognized approximately $5.0 million of savings in the second quarter of 2013, which is in line with our projections. Some of these cost savings will be offset by investments in other initiatives targeted at growing our business in the future, such as increased spending on sales and marketing and research and development initiatives, as well as spending targeted at improving our functional infrastructure, including information technology and process improvement initiatives.
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

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	33.5%	29.3%	33.2%	29.8%
Selling and administrative expenses	19.3%	17.8%	19.6%	19.0%
Research and development expenses	4.7%	3.6%	4.5%	4.0%
Restructuring and impairment charges	3.4	0.7%	1.9	3.3%
Operating income (loss)	6.1%	7.2%	7.2%	3.5%

Equity income in unconsolidated joint ventures	0.6%	1.1%	0.5%	0.8%
Other income (expense), net	(0.1)%	0.2%	(0.3)%	—%
Net realized gain (loss)	—	—%	—	(1.3)%
Interest income (expense), net	(0.6)%	(0.9)%	(0.6)%	(0.9)%
Income (loss) before income tax expense (benefit)	6.0%	7.6%	6.8%	2.1%

Income tax expense (benefit)	1.7%	2.5%	2.0%	0.1%

Income (loss) from continuing operations	4.3%	5.1%	4.8%	2.0%
Net Sales
Net sales increased by 5.7% from $125.3 million in the second quarter of 2012 to $132.5 million in the second quarter of 2013. On a year to date basis, net sales increased by 5.3% from $245.5 million in the first half of 2012 to $258.4 million in the first half of 2013. The increase in sales on both a quarterly and year to date basis is primarily attributable to volume increases in three of our Core Strategic segments - Printed Circuit Materials (12.5% and 11.6%, respectively), Curamik Electronics Solutions (19.2% and 7.5%, respectively), and Power Distribution Systems (6.1% and 5.3%, respectively); partially offset by a decline in net sales in High Performance Foams (7.8% and 1.7%, respectively). See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased by 420 basis points from 29.3% in the second quarter of 2012 to 33.5% in the second quarter of 2013. 2013 gross margin included special changes related to the move of final inspection operations in the Curamik segment from Germany to Hungary that negatively impacted gross margin by approximately 10 basis points during the quarter. 2012 gross margin included special charges related to the shut down of Power Distribution Systems operations in Arizona and High Performance Foams operations in Bremen, Germany that negatively impacted margins by approximately 90 basis points during the quarter. Excluding these charges, gross margin improved by 370 basis points from 30.2% in the second quarter of 2012 to 33.9% in the second quarter of 2013. The quarterly improvement was primarily the result of the incremental contribution from the increase in net sales that contributed approximately 107 basis points to the increase and the favorable impact from streamlining savings that contributed approximately 226 basis points of improvement.
On a year to date basis, gross margin as a percentage of sales increased from 29.8% in the first half of 2012 to 33.2% in the first half of 2013. 2013 gross margin included special charges related to the move of final inspection operations in the Curamik segment from Germany to Hungary that negatively impacted gross margin by approximately 20 basis points year to date. 2012 gross margin included special charges related to the shut down of Power Distribution Systems operations in Arizona and High Performance Foams operations in Bremen, Germany, that negatively impacted margins by approximately 40 basis points year to date. Excluding these charges, gross margin improved by 320 basis points from 30.2% in the first half of 2012 to 33.4% in the first half of 2013. The year to date improvement was primarily the result of the incremental contribution from the increase in net sales that contributed approximately 83 basis points to the increase and the favorable impact from streamlining savings that contributed approximately 230 basis points of improvement.

Selling and Administrative Expenses
Selling and administrative expenses increased 15.8% from $22.3 million in the second quarter of 2012 to $25.8 million in the second quarter of 2013.  Second quarter 2013 results included approximately $0.3 million in special charges related to the move of Curamik Electronics Solutions finishing operations from Germany to Hungary. As a percentage of sales, selling and administrative costs, excluding special charges, increased by 130 basis points from 17.8% in the second quarter of 2012 to 19.1% in the second quarter of 2013. The overall increase in expenses is due to a variety of factors, including $1.7 million of incremental incentive and equity compensation costs, $0.4 million of higher intangible amortization costs related to Curamik purchase accounting, and other net increases of approximately $1.0 million for incremental expenditures in certain key strategic areas, including sales and marketing, strategic planning and executive recruiting, in order to better position the Company for future growth. These items in total resulted in a negative impact of 230 basis points on selling and administrative expenses as a percentage of net sales. These items were partially offset by the favorable impact from the increase in net sales of $7.2 million quarter over quarter, which resulted in a favorable 100 basis point impact on our results.
On a year to date basis, selling and administrative expenses increased 9.5% from $46.6 million in the first half of 2012 to $51.0 million in the first half of 2013. Year to date 2013 results included approximately $1.0 million in special charges comprised of $0.3 million in costs related to the move of Curamik Electronics Solutions finishing operations from Germany to Hungary and $0.7 million of severance related charges. As a percentage of sales, selling and administrative costs, excluding special charges, increased by 40 basis points from 18.9% in the first half of 2012 to 19.3% in the first half of 2013. The overall increase in expenses is due to a variety of factors, including $1.5 million of incremental incentive and equity compensation costs, $0.8 million of higher intangible amortization costs related to Curamik purchase accounting, and other net increases of approximately $2.1 million for incremental expenditures in certain key strategic areas, including sales and marketing, strategic planning and executive recruiting, in order to better position the Company for future growth. These items in total resulted in a negative impact of 170 basis points on selling and administrative expenses as a percentage of net sales. These items were partially offset by the favorable impact from the increase in net sales of $13.0 million quarter over quarter, which resulted in a favorable 85 basis point impact on our results.
Research and Development Expenses
Research and development (R&D) expenses increased 39.6% from $4.5 million in the second quarter of 2012 to $6.3 million in the second quarter of 2013. As a percentage of net sales, R&D costs increased from 3.6% of net sales in the second quarter of 2012 to 4.7% of net sales in the second quarter of 2013. Year to date, R&D expenses increased by 17.6% from $9.8 million in the first half of 2012 to $11.5 million in the first half of 2013. As a percentage of net sales, R&D expenses increased from 4.0% of net sales in the first half of 2012 to 4.5% of net sales in the first half of 2013. This increase in R&D expenditures both on a quarterly and year to date basis is consistent with our long term strategic plan of investing up to 6% of net sales back into R&D activities. In the past year, we have made concerted efforts to begin realigning our R&D organization to better fit the future direction of the organization, including dedicating resources to focus on current product extensions and enhancements to build our short term technology needs, as well as increasing investments will be focused on developing new platforms and technologies that are focused on long term growth initiatives, such as the recently announced partnership with Northeastern University in Boston, Massachusetts that will create Rogers Innovation Center on their campus.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures decreased by 41.6% from $1.3 million in the second quarter of 2012 to $0.8 million in the second quarter of 2013. On a year to date basis, equity income in unconsolidated joint ventures declined by 34.2% from $2.0 million in the first half of 2012 to $1.3 million in the first half of 2013. The decrease was primarily due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 22.3% quarter over quarter and 19.0% year over year, as well as the continued weakness in LCD TVs and domestic mobile phone markets.
Other Income (Expense), Net
In the second quarter of 2013, other income (expense), net, was expense of $0.2 million as compared to income of $0.3 million in the second quarter of 2012. The difference in these amounts is primarily attributable to approximately $0.2 million of incremental expense recognized in the second quarter of 2013 related to foreign currency exchange translation. On a year to date basis, in the first half of 2013 we recognized expense of approximately $0.8 million as compared to income of $0.1 million in the first half of 2012. The difference in these amounts is primarily attributable to approximately $0.3 million of incremental expense recognized in the first half of 2013 related to foreign currency exchange translation and $0.5 million of income recognized in the second quarter of 2012 related to the sale of certain assets at our Arizona facility.
Realized Investment Gain (Loss), Net
There was no realized investment gain (loss), net, in the second quarter of 2013 or 2012, nor in the first half of 2013. In the first half of 2012, we incurred a realized investment loss of $3.2 million related to the liquidation of the auction rate securities portfolio, which resulted in net proceeds of approximately $25.4 million.

Interest Income (Expense), Net
Interest income (expense), net, declined by 22.6% from $1.1 million of expense in the second quarter of 2012 to $0.8 million of expense in the second quarter of 2013. On a year to date basis, interest income (expense), net, declined by 23.3% from $2.3 million of expense in the first half of 2012 to $1.7 million of expense in the first half of 2013. This decline was due primarily to lower interest expense on our debt facility, as we have paid down the principal from $122.5 million at the beginning of 2012 to approximately $93.0 million at the end of the second quarter of 2013. The outstanding debt balance declined from $122.5 million at the end of 2011 to $121.3 million at the end of the first quarter of 2012 and further to $120.0 million at the end of the second quarter of 2012.
Income Taxes
Our effective tax rate was 29.0% in the second quarter of 2013 as compared to 32.5% in the second quarter of 2012. On a year to date basis, the effective tax rate was 29.1% in the first six months of 2013 as compared to 5.0% in the first six months of 2012. In the first six months of 2012, our tax rate was favorably impacted by certain one-time discrete items including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the sale of the auction rate securities portfolio. In both the first and second quarters of 2013 and 2012, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.

Segment Sales and Operations
Core Strategic
High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$39.9	$43.3	$82.4	$83.8
Operating income (loss)	3.5	5.7	10.1	7.2
The High Performance Foams operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications, such as portable communications, consumer electronics, and mass transit markets for gaskets, sealing, and cushioning applications.
Q2 2013 versus Q2 2012
Net sales in this segment declined by 7.8% from $43.3 million in the second quarter of 2012 to $39.9 million in the second quarter of 2013. This decrease in net sales is due primarily to changes in tablet device market dynamics, as introductions of smaller tablet devices, utilization improvements by our customers, and a shift in market share within our customer base resulted in a 66.1% decline in net sales into that market. We also experienced a 4.6% decline in demand in the transportation market primarily due to utilization improvement by our hybrid electric vehicle customers. These declines were partially offset by a 9.6% increase in demand in general industrial and consumer applications for cushioning, sealing and impact protection materials. We expect demand will improve in the second half of the year due to normal seasonal increases in demand in mobile electronic devices and tablets, as well as improving economic conditions in North America. We also continue to gain market penetration in consumer, personal protection and general industrial applications.
Operating income declined by 39.7% from $5.7 million in the second quarter of 2012 to $3.5 million in the second quarter of 2013. Second quarter 2013 results included approximately $1.4 million of special charges, including $1.2 million related to severance costs from the workforce reduction that occurred during the second quarter and $0.2 million of costs associated with the ratification of a new union contract for Connecticut union employees. Second quarter 2012 results included $1.4 million of special charges related primarily to the shutdown of the silicone foams manufacturing facility in Bremen, Germany. Excluding these charges, operating income declined by 31.9% from $7.2 million in the second quarter of 2012 to $4.9 million in the second quarter of 2013. This remaining decline is driven primarily by the lost contribution on the lower sales volumes, as well as higher costs of production due to certain raw material issues that are currently being addressed; partially offset by improved results related to the production of molded Poron, as well as cost savings resulting from our streamlining initiatives, including the shut down of the Bremen facility.
YTD 2013 versus YTD 2012
Net sales in this segment decreased by 1.7% from $83.8 million in the first half of 2012 to $82.4 million in the first half of 2013. This decrease in net sales is due primarily to changes in tablet device market dynamics, as introductions of smaller tablet devices, utilization improvements by our customers, and a shift in market share within our customer base resulted in a 48.2% decline in net sales in that market. These declines were partially offset by a 9.7% increase in demand in general industrial and consumer applications for cushioning, sealing and impact protection materials.
Operating income increased by 41.6% from $7.2 million in the first half of 2012 to $10.1 million in the first half of 2013. Results in the first half of 2013 included approximately $1.6 million of special charges related primarily to severance costs as a result of workforce reductions. First half 2012 results included approximately $3.9 million of special charges comprised of approximately $2.3 million of net severance related charges as a result of our streamlining initiatives, as well as approximately $1.5 million related primarily to the shut down of the segments silicone foams manufacturing facility in Bremen, Germany. Excluding these charges, operating results improved by approximately $0.7 million, or 5.8%, even though net sales declined by approximately $1.4 million , or 1.7%. This improvement is due primarily to the cost savings impact of our streamlining initiatives, including the shut down of the Bremen facility and improved results related to the production of molded Poron; partially offset by higher than planned production costs due primarily to lower yields as a result of certain raw material issues and lost contribution due to the decline in net sales.
Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$45.6	$40.5	$89.1	$79.9
Operating income (loss)	4.0	3.1	7.8	2.8
Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability applications, and automotive applications, among others.
Q2 2013 versus Q2 2012
Net sales in this segment increased by 12.5% from $40.5 million in the second quarter of 2012 to $45.6 million in the second quarter of 2013. The increase in net sales is due primarily to strong demand in the telecom base station market, where sales increased by 7.3%, as well as in automotive safety sensor applications, which experienced an 84.9% increase in net sales as auto manufacturers continue to adopt this safety feature into their designs. In addition, the segment continues to gain adoptions in new wireless antenna applications.
Operating income improved by 28.0% from $3.1 million in the second quarter of 2012 to $4.0 million in the second quarter of 2013. Second quarter 2013 results included approximately $0.9 million of special charges primarily related to severance costs as a result of workforce reductions, while second quarter 2012 results were favorably impacted by $0.8 million of one-time benefits related primarily to an insurance reimbursement of a previously settled product liability claim. Excluding these items, operating income improved by 106.9% quarter over quarter due primarily to the profit contribution related to the sales increase, as well as favorable impacts from streamlining initiatives and cost improvements in the manufacturing process.
YTD 2013 versus YTD 2012
Net sales in this segment increased by 11.6% from $79.9 million in the first half of 2012 to $89.1 million in the first half of 2013. This increase in net sales is due primarily to strong demand in the telecom base station market, where sales increased by 13.8% as, as well as in automotive safety sensor applications, which experienced a 13.8% increase in net sales as auto manufacturers continue to adopt this safety feature into their designs. These increases were partially offset by an 8.4% decline in net sales into the high reliability market as a result of declines in government spending.
Operating income improved by 180.6% from $2.8 million in the first half of 2012 to $7.8 million in the first half of 2013. First half 2013 results included approximately $1.1 million of special charges related primarily to severance costs as a result of workforce reductions, while first half 2012 results included approximately $2.5 million of net special charges comprised primarily of $3.0 million in net severance related charges, partially offset by a one-time benefit of $0.8 million related to an insurance reimbursement on a previously settled product liability claim. Excluding these items, operating income improved by 66.0% year over year due primarily to the profit contribution related to the sales increase, as well as favorable impacts from streamlining initiatives and cost improvements in the manufacturing process.

Power Electronics Solutions

•	Curamik Electronics Solutions

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$28.5	$23.9	$51.8	$48.2
Operating income (loss)	(2.5)	(1.2)	(5.6)	(3.0)
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
Q2 2013 versus Q2 2012
Net sales in this segment increased by 19.2% from $23.9 million in the second quarter of 2012 to $28.5 million in the second quarter of 2013.  This increase in net sales was driven by strength across almost all of the segment's markets, led by particularly strong demand in the laser diode, solar power module and energy-efficient appliance markets, where net sales increased by 46.5%, 49.2%, and 107.9%, respectively. As evidenced by the increase in net sales into these markets, this segment is beginning to experience a recovery in demand in many key application areas as it recovers from the constriction in global capital and infrastructure spending that originated in the first half of 2012. Also, the move of certain finishing operations from Germany to Hungary is on schedule and expected to be completed by the fourth quarter of 2013.
Operating results for the quarter declined from an operating loss of $1.2 million in the second quarter of 2012 to an operating loss of $2.5 million in the second quarter of 2013. Second quarter 2013 results included approximately $2.0 million of special charges comprised primarily of $1.6 million in severance costs related to a workforce reduction, as well as approximately $0.4 million in start up costs related to the Hungary operation. Second quarter 2012 results included $0.8 million of special charges comprised of $0.2 million in severance related charges and $0.6 million related to the write off of an uncollectible receivable. Excluding these charges, operating results declined slightly quarter over quarter. This decline is driven primarily by increased expense from the amortization of intangible assets related to purchase accounting ($0.4 million) and increased corporate overhead allocation charges (approximately $1.4 million), which was almost fully offset by the profit contribution related to the increase in net sales and favorable impacts from streamlining initiatives.
YTD 2013 versus YTD 2012
Net sales in this segment increased by 7.5% from $48.2 million in the first half of 2012 to $51.8 million in the first half of 2013. This increase in net sales was driven by strength across almost all of the segment's markets, led by particularly strong demand in the laser diode, solar power module, hybrid electric vehicle power modules and energy-efficient appliance markets, where net sales increased by 26.5%, 24.1%, 68.8%, and 47.6%, respectively.
Operating results for the six months declined from an operating loss of $3.0 million in the first half of 2012 to an operating loss of $5.6 million in the first half of 2013. First half 2013 results included approximately $2.8 million of special charges comprised primarily of $1.9 million in severance costs related to a workforce reduction, as well as approximately $0.9 million in start up costs related to the Hungary operation. First half 2012 results included $1.5 million of special charges comprised of $0.9 million in severance related charges and $0.6 million related to the write off of an uncollectible receivable. Excluding these charges, the decline in operating results is driven primarily by increased expense from the amortization of intangible assets related to purchase accounting ($0.8 million) and increased corporate overhead allocation charges (approximately $2.8 million), which was almost fully offset by the profit contribution related to the increase in net sales, as well as favorable impacts from streamlining initiatives.

•	Power Distribution Systems

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$12.3	$11.6	$23.3	$22.1
Operating income (loss)	1.1	0.1	2.6	(0.5)
Our Power Distribution Systems operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.

Q2 2013 versus Q2 2012
Net sales in this segment increased by 6.1% from $11.6 million in the second quarter of 2012 to $12.3 million in the second quarter of 2013. The increase was driven primarily by continued demand for power distribution products in the electric vehicle and renewable energy markets, which increased by 350.3% and 161.3%, respectively, as development efforts and investment activity have increased in both markets. Further improvement in demand is expected when the Chinese government implements its announced investments in rail infrastructure.
Operating income increased from $0.1 million in the second quarter of 2012 to $1.1 million in the second quarter of 2013. Second quarter 2013 results included approximately $0.8 million of special charges related primarily to severance costs, while second quarter 2012 results included approximately $0.6 million of special charges related primarily to the shut down of operations of the segment's manufacturing capability in North America and other severance charges. Excluding these charges, operating income increased by 162.7%, or $1.2 million, quarter over quarter. This improvement is due primarily to the profit contribution associated with the sales increase and a favorable sales mix, as well as favorable impacts from streamlining initiatives.
YTD 2013 versus YTD 2012
Net sales in this segment increased by 5.3% from $22.1 million in the first half of 2012 to $23.3 million in the first half of 2013. The increase was driven primarily by continued demand for power distribution products in the electric vehicle and renewable energy markets, which increased by 355.7% and 106.2%, respectively, as development efforts and investment activity have increased in both markets. Further improvement in demand is expected when the Chinese government implements its announced investments in rail infrastructure.
Operating results improved from an operating loss of $0.5 million in the first half of 2012 to operating income of $2.6 million in the first half of 2013. First half 2013 results included approximately $0.9 million of special charges related primarily to severance costs, while first half 2012 results included approximately $1.1 million of special charges related primarily to the shut down of operations of the segments manufacturing capability in North America and other severance charges. Excluding these charges, operating results improved by 503.0%, or $3.0 million, year over year. This improvement is due primarily to the profit contribution associated with the sales increase and a favorable sales mix, as well as favorable impacts from streamlining initiatives.
Other

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$6.2	$6.0	$11.8	$11.5
Operating income (loss)	2.0	1.3	4.0	2.1
Our Other reportable segment consists of our elastomer rollers and floats, as well as our inverter distribution business.
Q2 2013 versus Q2 2012
Net sales increased by 3.3% from $6.0 million in the second quarter of 2012 to $6.2 million in the second quarter of 2013.  This increase is primarily due to stronger demand for elastomer rollers and floats products, which increased 6.7% quarter over quarter, partially offset by the continued decline in demand for inverters, which declined 21.3% quarter over quarter.
Operating income increased by 57.6% from $1.3 million in the second quarter of 2012 to $2.0 million in the first quarter of 2013. 2013 results included approximately $0.1 of special charges related to severance costs. The overall improvement in operating results in this segment is attributable primarily to the operational efficiencies achieved through the segments streamlining initiatives, as well as a significant decrease in allocated Corporate overhead charges quarter over quarter.
YTD 2013 versus YTD 2012
Net sales increased by 2.9% from $11.5 million in the first half of 2012 to $11.8 million in the first half of 2013.  This increase is primarily due to stronger demand for elastomer rollers and float products, which increased 7.8% period over period, partially offset by the continued decline in demand for inverters, which declined 29.4% period over period.
Operating income increased by 92.2% from $2.1 million in the first half of 2012 to $4.0 million in the first half of 2013. First half 2013 results included approximately $0.1 of special charges related to severance costs and first half 2012 results included approximately $0.3 million of special charges associated with streamlining activities. The overall improvement in operating results in this segment is attributable primarily to the operational efficiencies achieved through the segments streamlining initiatives, as well as a significant decrease in allocated Corporate overhead charges period over period.

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

(Dollars in thousands)	June 30, 2013	December 31, 2012
Key Balance Sheet Accounts:
Cash and cash equivalents	$137,015	$114,863
Accounts receivable	88,846	78,788
Inventory	66,733	73,178
Outstanding borrowing on credit facilities (short term and long term)	93,000	98,000

	Six Months Ended
	June 30, 2013	June 30, 2012
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$29,720	$4,569
Cash provided by (used in) investing activities of continuing operations	(10,462)	13,550
Cash provided by (used in) financing activities of continuing operations	1,946	277
At the end of the second quarter of 2013, cash and cash equivalents were $137.0 million as compared to $114.9 million at the end of 2012, an increase of $22.1 million, or approximately 19.3%.  This increase was due primarily to strong cash generated from operations, partially offset by $10.5 million in capital expenditures, a $6.5 million contribution to the defined benefit pension plans, and $5.0 million in required debt payments.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
U.S.	$21,817	$26,813
Europe	56,190	47,918
Asia	59,008	40,132
Total cash and cash equivalents	$137,015	$114,863
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.
Significant changes in our balance sheet accounts from December 31, 2012 to June 30, 2013 are as follows:

◦
Accounts receivable trade increased by 12.8% from $78.8 million at December 31, 2012 to $88.8 million at June 30, 2013. This increase is primarily attributable to the increased sales volumes experienced throughout fiscal 2013 as our days sales outstanding metric has improved over that time period from 63.8 days outstanding at December 31, 2012 to 58.8 days outstanding at June 30, 2013, indicating that we are efficiently collecting our receivables even as sales volumes increase.

◦
Inventory decreased by 8.9% from $73.2 million at December 31, 2012 to $66.7 million at June 30, 2013. This decrease is primarily attributable to higher sales volumes, particularly at Curamik, as we had sold out of inventory to meet demand and as we work to increase manufacturing capacity levels to meet increased demand. We are also focused on lowering inventory levels as appropriate to better manage working capital.

◦
Current taxes receivable declined by 56.4% from $5.1 million at December 31, 2012 to $2.2 million at June 30, 2013. This decrease is primarily attributable to receipt of tax refunds totaling $2.7 million in the first quarter of 2013.

◦
Long term deferred income tax assets decreased by 17.2% from $71.4 million at December 31, 2012 to $59.2 million at June 30, 2013. This decrease is primarily attributable to the change in the unrealized loss related to our pension liability.

◦
Long term pension liability decreased by 48.4% from $65.9 million at December 31, 2012 to $34.0 million at June 30, 2013. This decrease was due to the change in our defined benefit pension plans as the plans were frozen so that future benefits will no longer accrue under these plans.

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
In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate mandatory principal payments due are as follows:

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
Fixed Charge metrics are detailed in the table below.

Periods	Q2 2012	Q3 2012	Q4 2012	Q1 2013	Q2 2013
Covenant Limit	1.25	1.25	1.25	1.50	1.50
Actual FCCR	2.09	1.93	2.18	2.27	2.06
As of June 30, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.27 on the leverage ratio and 2.06 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of June 30, 2013.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the Amended Credit Agreement, as amended. Also, in connection with the Amended Credit Agreement, as amended, we capitalized an additional $0.1 million of debt issuance costs in the first quarter of 2012. These costs will be amortized over the life of the Amended Credit Agreement, as amended, which will expire in June 2016.
We incurred amortization expense of $0.1 million in each of the second quarters of 2013 and 2012, respectively, and expense of $0.2 million in each of the first six months of 2013 and 2012, respectively.  At June 30, 2013, we have approximately $1.5 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first six months of 2013, we made principal payments of $5.0 million on the debt. We made $24.5 million of principal payments in fiscal 2012.  We are obligated to pay $15.0 million on this debt obligation and are scheduling $8.0 million of discretionary revolver payments within the next 12 months. As of June 30, 2013, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $85.0 million of term loan debt and $8.0 million on the revolving line of credit.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of June 30, 2013 we had the following standby letters of credit (LOC) and guarantees that are backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou),

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou).
No amounts were owed on the LOC or guarantees as of June 30, 2013 or December 31, 2012.

We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at June 30, 2013. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the financial residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of June 30, 2013 is $7.7 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ending June 30, 2013 and 2012, and $0.2 million in each of the six month periods ending June 30, 2013 and June 30, 2012.  Accumulated depreciation at June 30, 2013 and December 31, 2012 was $0.9 million and $0.8 million, respectively.
Interest
We incurred interest expense on our outstanding debt of $0.5 million and $1.1 million in the three and six month periods ended June 30, 2013, respectively, and $0.7 million and $1.5 million in the three and six month periods ended June 30, 2012, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively, and of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2012.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At June 30, 2013, the term loan debt amounted to $85.0 million of our total outstanding debt of $93.0 million. At June 30, 2013, the rate charged on this debt is the 1 month LIBOR at 0.25% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively, and of $0.4 million and $0.8 million in the three and six month periods ended June 30, 2012, respectively.
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

Contingencies
During the second quarter of 2013, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.
Contractual Obligations
In the second quarter of 2013, we made changes to our retirement plans in order to better plan and manage related expenses which have a significant and variable impact on earnings. Effective June 30, 2013 for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans will no longer accrue. The contractual obligations related to the pensions changed from year end, and therefore, are presented below as of June 30, 2013:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Pension benefits (1)	$90,207	$8,441	$16,238	$16,899	$48,629
(1) Pension benefits are expected to be paid through the utilization of pension plan assets.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the second quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See the discussion of the liquidation of our auction rate securities portfolio in Note 2 - “Fair Value Measurements”, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.  There have been no significant changes in our exposure to market risk during the second quarter of 2013.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2013 and June 30, 2012, (ii) Condensed Consolidated Statements of Financial Position at June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Stockholders Equity at June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 and (vi) Notes to Condensed Consolidated Financial Statements.+

+
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
Dated: July 31, 2013