Form 10-Q
period 2013-09-30
ROGERS CORP
filed 2013-10-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of October 21, 2013 was 17,720,405.

ROGERS CORPORATION
FORM 10-Q

September 30, 2013

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income (Loss)	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders' Equity	5
		Condensed Consolidated Statements of Comprehensive Income (Loss)	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.		Controls and Procedures	50
Part II – Other Information
Item 1.		Legal Proceedings	52
Item 6.		Exhibits	52
Signatures			53
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$142,820	$129,134	$401,252	$374,584
Cost of sales	91,634	86,157	264,347	258,550
Gross margin	51,186	42,977	136,905	116,034

Selling and administrative expenses	25,582	26,074	76,335	72,640
Research and development expenses	5,364	4,808	16,883	14,606
Restructuring and impairment charges	1,231	1,766	5,756	9,949
Operating income (loss)	19,009	10,329	37,931	18,839

Equity income in unconsolidated joint ventures	1,754	1,773	3,045	3,735
Other income (expense), net	(101)	19	(867)	140
Realized investment gain (loss):
Increase (decrease) in fair value of investments	—	—	—	(522)
Less: Portion reclassified to/from other comprehensive income	—	—	—	2,723
Net realized gain (loss)	—	—	—	(3,245)

Interest income (expense), net	(881)	(1,104)	(2,616)	(3,366)
Income (loss) before income tax expense (benefit)	19,781	11,017	37,493	16,103

Income tax expense (benefit)	6,209	(48,107)	11,361	(47,852)
Income (loss) from continuing operations	13,572	59,124	26,132	63,955

Income (loss) from discontinued operations, net of income taxes	—	(148)	102	(333)
Net income (loss)	$13,572	$58,976	$26,234	$63,622

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.79	$3.59	$1.52	$3.91
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.02)
Net income (loss)	$0.79	$3.58	$1.53	$3.89

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.76	$3.47	$1.48	$3.78
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.02)
Net income (loss)	$0.76	$3.46	$1.49	$3.76

Shares used in computing:
Basic net income per share	17,244,831	16,484,957	17,141,672	16,342,289
Diluted net income per share	17,863,035	17,024,137	17,711,972	16,903,224

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$158,608	$114,863
Restricted cash	—	950
Accounts receivable, less allowance for doubtful accounts of $1,784 and $1,773	97,312	78,788
Accounts receivable from joint ventures	2,447	2,142
Accounts receivable, other	1,182	2,297
Taxes receivable	2,025	5,079
Inventories	65,783	73,178
Prepaid income taxes	5,495	4,914
Deferred income taxes	7,754	7,225
Asbestos-related insurance receivables	8,195	8,195
Other current assets	7,966	8,559
Assets of discontinued operations	—	746
Total current assets	356,767	306,936

Property, plant and equipment, net of accumulated depreciation of $218,836 and $205,575	148,332	149,017
Investments in unconsolidated joint ventures	20,908	21,171
Deferred income taxes	57,380	71,439
Goodwill	106,887	105,041
Other intangible assets	49,890	53,288
Asbestos-related insurance receivables	40,067	40,067
Investments, other	5,127	5,000
Other long-term assets	7,784	8,065
Total assets	$793,142	$760,024

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,674	$16,730
Accrued employee benefits and compensation	26,150	23,156
Accrued income taxes payable	2,661	3,135
Current portion of lease obligation	834	1,423
Current portion of long term debt	16,250	20,500
Asbestos-related liabilities	8,195	8,195
Other accrued liabilities	10,675	11,363
Liabilities of discontinued operations	—	3
Total current liabilities	86,439	84,505

Long term lease obligation	7,121	6,942
Long term debt	65,000	77,500
Pension liability	27,508	65,942
Retiree health care and life insurance benefits	10,654	10,654
Asbestos-related liabilities	43,222	43,222
Non-current income tax	20,713	19,300
Deferred income taxes	17,229	17,545
Other long-term liabilities	347	262
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 17,715,820 and 16,904,441 shares outstanding	17,716	16,904
Additional paid-in capital	102,755	74,272
Retained earnings	427,018	400,784
Accumulated other comprehensive income (loss)	(32,580)	(57,808)
Total shareholders' equity	514,909	434,152
Total liabilities and shareholders' equity	$793,142	$760,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$16,904	$74,272	$400,784	$(57,808)	$434,152

Net income (loss)	—	—	26,234	—	26,234
Other comprehensive income (loss)				25,228	25,228
Stock options exercised	722	25,325	—	—	26,047
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	25	708	—	—	733
Shares issued for restricted stock	50	(1,239)	—	—	(1,189)
Stock-based compensation expense	—	3,704	—	—	3,704
Balance at September 30, 2013	$17,716	$102,755	$427,018	$(32,580)	$514,909

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income (loss) from continuing operations, net of tax	$13,572	59,124	$26,132	$63,955

Foreign currency translation adjustment	11,083	5,416	4,877	530
Net unrealized gains (losses) on securities:
Net unrealized gain (loss) on marketable securities reclassified into earnings, net of tax (1)	—	—	—	1,168
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (1)	(54)	(296)	19	(84)
Pension and postretirement actuarial net gain (loss) incurred in fiscal year	—	—	17,225	—
Pension and postretirement benefit plans reclassified into earnings, net of tax (1)
Amortization of loss	354	2,233	2,103	4,165
Amortization of prior service cost	—	2	1,004	6
Other comprehensive income (loss)	11,383	7,355	25,228	5,785

Comprehensive income (loss) from continuing operations	24,955	66,479	51,360	69,740
Income (loss) from discontinued operations, net of income taxes	—	(148)	102	(333)
Comprehensive income (loss)	$24,955	$66,331	$51,462	$69,407

(1) See Note 5 - "Accumulated Other Comprehensive Income (Loss)" for tax impacts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net income (loss)	$26,234	$63,622
Loss (income) from discontinued operations	(102)	333
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	19,617	20,655
Stock-based compensation expense	3,704	3,775
Loss from long-term investments	—	3,245
Deferred income taxes	2,267	(54,330)
Equity in undistributed income of unconsolidated joint ventures	(3,045)	(3,735)
Dividends received from unconsolidated joint ventures	1,988	2,929
Pension and postretirement benefits	5,346	11,149
Gain from the sale of property, plant and equipment	(104)	(579)
Impairment of assets	—	539
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable, accounts receivable other and taxes receivable	(14,121)	(10,245)
Accounts receivable, joint ventures	(305)	(1,187)
Inventories	7,875	8,196
Pension contribution	(13,000)	(22,326)
Other current assets	34	(1,146)
Accounts payable and other accrued expenses	6,089	(6,411)
Other, net	1,779	1,350
Net cash provided by (used in) operating activities of continuing operations	44,256	15,834
Net cash provided by (used in) operating activities of discontinued operations	848	(312)
Net cash provided by (used in) operating activities	45,104	15,522

Investing Activities:
Capital expenditures	(13,549)	(16,465)
Proceeds from short-term investments	—	25,438
Proceeds from the sale of property, plant and equipment, net	104	1,979
Deferred purchase price for previous acquisition of business	—	(3,100)
Net cash provided by (used in) investing activities of continuing operations	(13,445)	7,852

Financing Activities:
Repayment of debt principal and long term lease obligation	(17,371)	(17,242)
Proceeds from sale of capital stock, net	26,047	7,926
Issuance of restricted stock shares	(1,189)	(755)
Proceeds from issuance of shares to employee stock purchase plan	733	413
Net cash provided by (used in) financing activities of continuing operations	8,220	(9,658)

Effect of exchange rate fluctuations on cash	3,866	(2,343)

Net increase (decrease) in cash and cash equivalents	43,745	11,373
Cash and cash equivalents at beginning of year	114,863	79,728
Cash and cash equivalents at end of quarter	$158,608	$91,101

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

Note 2 – Fair Value Measurements
The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Balance Sheet Location	Carrying amount as of September 30, 2013	Level 1	Level 2	Level 3
Assets
Pension assets (1)		$156,741	$106,619	$33,530	$16,592
Foreign exchange option contracts	Other current assets	9	—	9	—
Copper derivative instruments	Other current assets	809	—	809	—
Liabilities
Interest rate swap instrument	Other accrued liabilities	(332)	—	(332)	—

(Dollars in thousands)	Balance Sheet Location	Carrying amount as of December 31, 2012	Level 1	Level 2	Level 3
Assets
Pension assets (1)		$143,540	$98,269	$29,869	$15,402
Foreign exchange option contracts	Other current assets	15	—	15	—
Copper derivative instruments	Other current assets	267	—	267	—
Liabilities
Interest rate swap instrument	Other accrued liabilities	(361)	—	(361)	—
(1) Pension assets are recorded net of the projected benefit obligation as a long term pension liability, and are as of a April 30, 2013 valuation date.
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
During 2011, we performed a fair value assessment of these securities based on a discounted cash flow model, utilizing various assumptions that included estimated interest rates, probabilities of successful auctions, the timing of cash flows, and the quality and level of collateral of the securities. These inputs were chosen based on our understanding of the expectations of the market and were consistent with the assumptions utilized during our assessment of these securities at year end 2011.
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
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) was as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions at par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at September 30, 2012	$—

There were no credit losses recognized for the nine months ended September 30, 2012.
Derivatives Contracts
We are exposed to certain risks related to our ongoing business operations.  The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk, commodity pricing risk (primarily related to copper) and interest rate risk.

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

Pension Assets

Our pension assets are stated at fair value on an annual basis and there are categories of assets in Level 1, 2 and 3 of the fair value hierarchy. During the second quarter of 2013, we made the decision to freeze the accumulation of benefits related to our defined benefit pension plans. This event required a fair value measurement of the pension assets as of April 30, 2013 and those are the values presented in this Form 10-Q. See further discussion in Note 8 - “Pension Benefits and Other Postretirement Benefit Plans”.

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income (loss) during the current period.  For the three and nine month periods ended September 30, 2013 and 2012, there was no hedge ineffectiveness.
We currently have thirteen outstanding contracts to hedge exposure related to the purchase of copper at our German subsidiary, Curamik, and U.S. operations in Arizona.  These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices.   These contracts cover the 2013 and 2014 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts is recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
In 2012, we entered into Euro currency forward contracts to mitigate the exposure in the U.S. for pending Euro-denominated purchases. These contracts do not qualify for hedge accounting treatment and therefore, any mark-to-market adjustments on these contracts are recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).

During the nine months ended September 30, 2013, we entered into Japanese Yen, Euro, U.S Dollar and Hungarian Forint currency forward contracts to mitigate certain global balance sheet exposures. These contracts do not qualify for hedge accounting treatment, therefore, any mark-to-market adjustment on these contracts are recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
Also in 2012, we entered into an interest rate swap derivative instrument to hedge the variable LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At September 30, 2013, the term loan debt of $81.3 million represents all of our total outstanding debt.  At September 30, 2013, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
January 2013 - December 2013	55	metric tons per month	YEN/USD	¥350,000,000
July 2013 - November 2013	40	metric tons per month	HUF/EUR	290,000,000
December 2013 - March 2014	30	metric tons per month
January 2014 - April 2014	30	metric tons per month
September 2013 - December 2013	30	metric tons per month
January 2014 - June 2014	75	metric tons per month
January 2014 - December 2014	10	metric tons per month
April 2014 - June 2014	35	metric tons per month
May 2014 - December 2014	30	metric tons per month
July 2014 - September 2014	40	metric tons per month
July 2014 - December 2014	35	metric tons per month

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended September 30, 2013
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Nine months ended
Contracts not designated as hedging instruments	Other income, net	$28	$224
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(33)	(378)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(82)	30

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended September 30, 2012
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Nine months ended
Contracts not designated as hedging instruments	Other income, net	$28	$109
Copper Derivative Instruments
Contracts designated as hedging instruments	Other comprehensive income (loss)	(191)	(2)
Contracts not designated as hedging instruments	Other income, net	5	5
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(355)	(355)
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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Raw materials	$26,987	$29,064
Work-in-process	15,876	13,154
Finished goods	22,920	30,960
Total Inventory	$65,783	$73,178

Note 5 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at September 30, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	4,877	—	19	4,896
Actuarial net gain (loss) incurred in the fiscal year	—	17,225	—	17,225
Amounts reclassified from accumulated other comprehensive income	—	3,107	—	3,107
Net current-period other comprehensive income	4,877	20,332	19	25,228
Ending Balance September 30, 2013	$17,462	$(49,826)	$(216)	$(32,580)
(1) Net of taxes of $11,423 and $22,371 for the periods ended September 30, 2013 and December 31, 2012, respectively.
(2) Net of taxes of $116 and $127 for the periods ended September 30, 2013 and December 31, 2012, respectively.
The changes of accumulated other comprehensive income (loss) by component at September 30, 2012 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Unrealized gain (loss) on marketable securities (5)	Total
Beginning Balance December 31, 2011	$5,875	$(67,239)	$(270)	$(1,168)	$(62,802)
Other comprehensive income before reclassifications	530	—	(84)	—	446
Amounts reclassified from accumulated other comprehensive income	—	4,171	—	1,168	5,339
Net current-period other comprehensive income	530	4,171	(84)	1,168	5,785
Ending Balance September 30, 2012	$6,405	$(63,068)	$(354)	$—	$(57,017)
(3) Net of taxes of 18,553 and $20,799 for the periods ended September 30, 2012 and December 31, 2011, respectively.
(4) Net of taxes of $0 and $0 for the periods ended September 30, 2012 and December 31, 2011, respectively.
(5) Net of taxes of $1,555 for the period ended December 31, 2011.

The reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 were as follows:

	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended September 30, 2013
Details about accumulated other comprehensive income components	Three months ended	Nine months ended	Affected line item in the statement where net income is presented
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$—	$1,545	(6)
Actuarial losses	545	3,235	(6)
	545	4,780	Total before tax
	(191)	(1,673)	Tax (benefit) expense
	$354	$3,107	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 were as follows:

	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended September 30, 2012
Details about accumulated other comprehensive income components	Three months ended	Nine months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities
	$—	$(2,723)	Realized gain (loss)
	—	1,555	Tax benefit (expense)
	$—	$(1,168)	Net of tax

Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$3	$9	(6)
Actuarial losses	3,436	6,408	(6)
	3,439	6,417	Total before tax
	1,204	2,246	Tax benefit (expense)
	$2,235	$4,171	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

Note 6- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Income (loss) from continuing operations	$13,572	$59,124	$26,132	$63,955
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	17,245	16,485	17,142	16,342
Effect of dilutive stock options	618	539	570	561
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	17,863	17,024	17,712	16,903
Basic income (loss) from continuing operations per share:	$0.79	$3.59	$1.52	$3.91
Diluted income (loss) from continuing operations per share:	0.76	3.47	1.48	3.78
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	September 30, 2013	September 30, 2012
Anti-dilutive shares excluded	—	23,200

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
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  We did not grant any stock options in the nine months ended September 30, 2013, or in the third quarter of 2012. The fair value of options granted during the nine month period ended September 30, 2012 were calculated using the following weighted-average assumptions:

September 30, 2012
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
During the three and nine month periods ended September 30, 2013, we recognized approximately $0.3 million of income and $0.3 million of expense, respectively, related to stock options. Income was recognized in the third quarter of 2013, of $0.7 million, due to an adjustment to expense related to employee terminations in previous years based on historical activity to ensure that the amount expensed is only for options that ultimately vest and not for those options that are forfeited. This income was reduced during the quarter, as an officer left the company, resulting in the forfeiture of two stock option grants and the modification of one stock option grant resulting in $0.2 million of expense, net. During the three and nine month periods ended September 30, 2012, we recognized approximately $0.4 million and $1.7 million of stock option compensation expense, respectively.
A summary of the activity under our stock option plans as of September 30, 2013 and changes during the three and nine month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	1,503,873	$42.26	3.7	$12,388,067
Options granted	—	—
Options exercised	(461,081)	38.94
Options forfeited	(13,617)	42.43
Options outstanding at September 30, 2013	1,029,175	43.75	3.9	16,452,670
Options exercisable at September 30, 2013	831,692	45.32	3.2	12,038,245
Options vested or expected to vest at September 30, 2013*	1,023,251	43.78	3.9	16,320,237
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2012	1,765,947	$40.58
Options granted	—	—
Options exercised	(712,321)	36.04
Options forfeited	(24,451)	39.49
Options outstanding at September 30, 2013	1,029,175

During the nine month period ended September 30, 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $11.7 million, and the total amount of cash received from the exercise of these options was $26.0 million.
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives.  We currently have awards from 2011, 2012 and 2013 outstanding. These awards cliff vest at the end of the three year measurement period, except for the 2011 and 2012 grants to those individuals who are retirement eligible during the grant period, as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the actual retirement date if it occurs during the vesting period).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period, unless the employee has an accelerated vesting schedule.
The 2011 and 2012 awards have three measurement criteria on which the final payout of the award is based - (i) the three year compounded annual growth rate (CAGR) of net sales, (ii) the three year CAGR of diluted earnings per share, and (iii) the three year average of each year's free cash flow as a percentage of net sales. In accordance with the applicable accounting literature, these measures are treated as performance conditions. The fair value of these awards is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentages at the end of each reporting period.
The 2013 award has two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of this award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
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

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2012	73,458
Awards granted	48,660
Stock issued	(33,538)
Awards forfeited	(15,222)
Non-vested awards outstanding at September 30, 2013	73,358
During the three and nine month periods ended September 30, 2013, we recognized expense for performance-based restricted stock awards of approximately $0.5 million and $0.6 million, respectively. During the three and nine month periods ended September 30, 2012, due to reductions in the estimated payout percentages of outstanding grants, we recognized expense for performance-based restricted stock awards of approximately $0.2 million and income of approximately $0.2 million, respectively.
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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2012	115,139
Awards granted	152,380
Stock issued	(7,136)
Awards forfeited	(24,492)
Non-vested awards outstanding at September 30, 2013	235,891
During the three and nine month periods ended September 30, 2013, we recognized compensation expense for time-based restricted stock awards of approximately $1.2 million and $1.8 million, respectively.  During the three and nine month periods ended September 30, 2012, we recognized compensation expense for time-based restricted stock awards of approximately $0.4 million and $1.2 million, respectively.
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

Deferred Stock Units
Awards outstanding at December 31, 2012	30,150
Awards granted	16,800
Stock issued	(15,400)
Awards outstanding at September 30, 2013	31,550
For each of the nine month periods ended September 30, 2013 and 2012, we recognized compensation expense of $0.7 million related to deferred stock units. There was no expense associated with these deferred stock units in either the third quarter of 2013 or 2012.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended September 30, 2013 and 2012, respectively, and approximately $0.3 million of compensation expense associated with the plan for each of the nine month periods ended September 30, 2013 and 2012, respectively.

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

Defined Benefit Pension Plan Amendments

In the second quarter of 2013, we made changes to our retirement plans in order to better plan and manage related expenses which have a significant and variable impact on earnings. Effective June 30, 2013, for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans will no longer accrue. The freeze of the defined benefit pension plan for salaried and non-union hourly employees was approved by the Board of Directors on May 3, 2013. The freeze of the union employees' defined benefit pension plan was approved upon ratification of the labor agreement on April 14, 2013. These changes resulted in a remeasurement event requiring us to remeasure the plan asset and liabilities, as well as the expense related to the plans, as of April 30, 2013. This date was considered the accounting date, per the related accounting guidance, for purposes of this analysis as it was reasonably close to the approval dates of these changes for both the union and salaried plans.

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
Obligations and Funded Status

(Dollars in thousands)	Pension Benefits (1)
Change in benefit obligation:	June 30, 2013

Benefit obligation at beginning of year	$209,844
Service cost	2,210
Interest cost	4,015
Actuarial (gain) loss	1,658
Benefit payments	(3,642)
Curtailment charge	(22,649)
Special termination benefit	—
Benefit obligation at end of the period	$191,436

(1) This calculation was performed as of June 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

(Dollars in thousands)	Pension Benefits (1)
Change in plan assets:	June 30, 2013

Fair value of plan assets at the beginning of the year	$143,540
Actual return on plan assets	10,981
Employer contributions	6,500
Benefit payments	(3,642)
Settlement charge	—
Fair value of plan assets at the end of the period	157,379
Funded status	$(34,057)
Amounts recognized in the consolidated balance sheet consist of:

(Dollars in thousands)	Pension Benefits (1)
June 30, 2013
Noncurrent assets	$—
Current liabilities	(49)
Noncurrent liabilities	(34,008)
Net amount recognized at end of period	$(34,057)

(Dollars in thousands)	Pension Benefits (1)
June 30, 2013
Net actuarial loss	$58,860
Prior service cost	—
Net amount recognized at end of period	$58,860
(1) This calculation was performed as of June 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $191.4 million, $191.4 million and $157.4 million, respectively, as of June 30, 2013.

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$132	$1,150	$2,342	$3,447	$143	$149	$484	$481
Interest cost	1,869	2,094	5,884	6,336	61	92	202	272
Expected return on plan assets	(2,900)	(2,495)	(8,347)	(7,397)	—	—	—	—
Amortization of prior service cost	—	116	124	347	—	(113)	(115)	(338)
Amortization of net loss	545	1,347	3,070	4,138	—	66	165	247
Special termination benefit	—	—	—	—	—	—	—	1,593
Settlement charge	—	2,023	—	2,023	—	—	—	—
Curtailment charge	—	—	1,537	—	—	—	—	—
Net periodic benefit cost (income)	$(354)	$4,235	$4,610	$8,894	$204	$194	$736	$2,255

The decisions made in the second quarter of 2013 related to the defined benefit pension plans resulted in a curtailment charge of $1.5 million that was recognized in the second quarter of 2013 in "Restructuring and impairment charges" in our condensed consolidated statements of income (loss).

In the third quarter of 2012, we made a one-time cash payment to our former President and Chief Executive Officer of approximately $6.3 million in accordance with the provisions of his retirement contract related to his participation in the Pension Restoration Plan. This payment resulted in a settlement charge of approximately $2.0 million, which was recognized in the third quarter of 2012.

As a result of the early retirement program that we offered in the first quarter of 2012, we incurred a charge of $1.6 million related to a special termination benefit in the first nine months of 2012 associated with our retirement health and life insurance benefits program, as we extended Plan eligibility to certain individuals who participated in the early retirement program. A charge of $2.3 million was recognized in the first quarter of 2012 related to this event that was adjusted in the second quarter of 2012, as the final calculation resulted in a total charge of $1.6 million, resulting in us recognizing income in the second quarter of 2012 of $0.7 million.
Weighted-average assumptions used to determine benefit obligations for pension benefits (2):

	April 30, 2013	December 31, 2012

Discount rate	4.00%	4.00%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return on plan assets	7.50%	7.50%
Weighted-average assumptions used to determine net benefit cost for pension benefits for the period ended (2):

	April 30, 2013	December 31, 2012

Discount rate	4.00%	4.50%
Expected long-term rate of return on plan assets	7.50%	7.75%
Rate of compensation increase	4.00%	4.00%
(2) This calculation was performed as of April 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

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

Our defined benefit pension assets are invested with the objective of achieving a total rate of return over the long-term that is sufficient to fund future pension obligations. In managing these assets and our investment strategy, we take into consideration future cash contributions to the plans, as well as the potential of the portfolio underperforming the market, which we try to mitigate by maintaining a diversified portfolio of assets.

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

The estimated fair values of the participation units owned by the plan in pooled separate accounts are based on quoted redemption values and adjusted for management fees and asset charges, as determined by the record keeper, on the last business day of the plan year. Pooled separate accounts are accounts established solely for the purpose of investing the assets of one or more plans. Funds in a separate account are not commingled with our other assets for investment purposes.

The following table presents the fair value of the net assets by asset category (2):

(Dollars in thousands)	April 30, 2013	December 31, 2012

Pooled separate accounts	$33,530	$29,869
Mutual funds	106,619	98,269
Guaranteed deposit account	16,592	15,402
Total investments at fair value	$156,741	$143,540
(2) This calculation was performed as of April 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value (2):

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
The table below sets forth a summary of changes in the fair value of the guaranteed deposit account's Level 3 assets for the period ended April 30, 2013. (2)

(Dollars in thousands)	Guaranteed Deposit Account

Balance at December 31, 2012	$15,402
Realized gains (losses)	—
Unrealized gains relating to instruments still held at the reporting date	1,177
Purchases, sales, issuances and settlements (net)	13
Transfers in and/or out of Level 3	—
Balance at April 30, 2013	$16,592
(2) This calculation was performed as of April 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

Employer Contributions
For the nine months ended September 30, 2013 and 2012, we made voluntary contributions of $13.0 million and $16.0 million, respectively, to our qualified defined benefit pension plans.
We did not make any contributions to our non-qualified defined benefit pension plan for the nine months ended September 30, 2013. We made $6.3 million in contributions to our non-qualified defined benefit pension plan for the three and nine months ended September 30, 2012, respectively.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans. The benefit payments are based on the same assumptions used to measure our benefit obligation at April 30, 2013.

Pension Benefits (2)

2014	$8,441
2015	8,029
2016	8,209
2017	8,303
2018	8,595
2019-2023	48,629

(2) This calculation was performed as of April 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

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

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales
Core Strategic
High Performance Foams	$44,460	$48,045	$126,839	$131,807
Printed Circuit Materials	47,105	43,437	136,253	123,352
Power Electronics Solutions
Curamik Electronics Solutions	32,137	22,050	83,951	70,250
Power Distribution Systems	13,191	9,395	36,460	31,484
Other	5,927	6,207	17,749	17,691
Net sales	$142,820	$129,134	$401,252	$374,584

Operating income (loss)
Core Strategic
High Performance Foams	$7,490	$8,848	$17,622	$16,001
Printed Circuit Materials	5,857	3,195	13,651	5,971
Power Electronics Solutions
Curamik Electronics Solutions	986	(2,394)	(4,650)	(5,371)
Power Distribution Systems	2,824	(325)	5,473	(840)
Other	1,852	1,005	5,835	3,078
Operating income (loss)	19,009	10,329	37,931	18,839

Equity income in unconsolidated joint ventures	1,754	1,773	3,045	3,735
Other income (expense), net	(101)	19	(867)	140
Net realized gain (loss)	—	—	—	(3,245)
Interest income (expense), net	(881)	(1,104)	(2,616)	(3,366)
Income (loss) before income tax expense (benefit)	$19,781	$11,017	$37,493	$16,103
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 10 – Joint Ventures
As of September 30, 2013, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income of $1.8 million and $3.0 million for the three and nine month periods ended September 30, 2013, respectively, and equity income of $1.8 million and $3.7 million for the three and nine month periods ended September 30, 2012, respectively, is included in the condensed consolidated statements of income (loss) related to the joint ventures.
The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$16,431	$20,004	$38,924	$48,383
Gross profit (loss)	4,989	5,973	10,189	13,517
Net income (loss)	3,508	3,546	6,090	7,470
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
Fixed Charge metrics are detailed in the table below.

Periods	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Q3 2013
Covenant Limit	1.25	1.25	1.50	1.50	1.50
Actual FCCR	1.93	2.18	2.27	2.06	2.23
As of September 30, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.03 on the leverage ratio and 2.23 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.1 million in each of the third quarters of 2013 and 2012, respectively, and expenses of $0.4 million in each of the first nine months of 2013 and 2012, respectively.  At September 30, 2013, we have approximately $1.4 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first nine months of 2013, we made principal payments of $16.8 million on the debt, including a $8.0 million payment on the revolver, which paid the remaining balance of that debt. We made $24.5 million of principal payments in fiscal 2012.  We are obligated to pay $16.3 million on this debt obligation in the next 12 months. As of September 30, 2013, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $81.3 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of September 30, 2013 we had the following standby letters of credit (LOC) and guarantees that are backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou),
No amounts were owed on the LOC or guarantees as of September 30, 2013 or December 31, 2012.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary, and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at September 30, 2013, and has a fair value of $0.8 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the financial residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of September 30, 2013 is $8.0 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended September 30, 2013 and 2012, and $0.3 million in each of the nine month periods ended September 30, 2013 and September 30, 2012.  Accumulated depreciation at September 30, 2013 and December 31, 2012 was $1.0 million and $0.8 million, respectively.
Depreciation expense on the capital lease asset is recorded in Cost of Sales in our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense in our condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.5 million and $1.7 million in the three and nine month periods ended September 30, 2013, respectively, and $0.8 million and $2.3 million in the three and nine month periods ended September 30, 2012, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.3 million in the three and nine month periods ended September 30, 2013, respectively, and of approximately $0.1 million and $0.3 million in the three and nine month periods ended September 30, 2012, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At September 30, 2013, our outstanding debt balance is only made up of the term loan which amounted to $81.3 million.  At September 30, 2013, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million and $0.4 million in the three and nine month periods ended September 30, 2013, respectively, and of $0.3 million and $1.1 million in the three and nine month periods ended September 30, 2012, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 12 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,057	$280	$777	$1,065	$227	$838
Technology	37,246	11,969	25,277	36,479	8,394	28,085
Covenant-not-to-compete	1,032	549	483	1,042	358	684
Customer relationships	20,891	2,888	18,003	20,529	2,066	18,463
Total definite lived intangible assets	$60,226	$15,686	$44,540	$59,115	$11,045	$48,070
Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and nine month periods ended September 30, 2013 was approximately $1.5 million and $4.4 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2012 was approximately $1.1 million and $3.3 million, respectively. The estimated annual future amortization expense is $1.5 million, $6.1 million, $5.8 million, $5.3 million and $4.9 million for the remainder of 2013, 2014, 2015, 2016 and 2017, respectively.  These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of September 30, 2013, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	9.8
Technology	6.8
Covenant not-to-compete	4.3
Customer relationships	9.7
Total other intangible assets	8.0
Approximately $5.3 million of indefinite-lived intangible assets comprised of trademarks were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or when changes in circumstances indicated that the carrying values may be recoverable.  The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending September 30, 2013, by reportable segment, is as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Curamik Electronics Solutions	Power Distribution Systems	Other	Total
December 31, 2012	$23,973	$—	$78,844	$—	$2,224	$105,041
Foreign currency translation adjustment	(159)	—	2,005	—	—	1,846
September 30, 2013	$23,814	$—	$80,849	$—	$2,224	$106,887

Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site.
Chatham Superfund Site -  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. This estimate was updated in the first quarter of 2013, as the previous range was $17.0 million to $24.0 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of September 30, 2013, which approximates our share of the low end of the range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of September 30, 2013, there were 355 pending claims compared to 319 pending claims at December 31, 2012.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 355 claims pending as of  September 30, 2013,  73 claims do not specify the amount of damages sought,  281 claims cite jurisdictional amounts, and only one (1) claim (less than 1.0% of the total pending claims) specifies the amount of damages sought not based on jurisdictional requirements. This one (1) claim, which names 21 defendants, alleges compensatory and punitive damages of $20 million each. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  There was also a significant increase in the volume of asbestos-related bodily injury cases in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011 and 2012 was significantly higher than in 2010.  No meaningful trend for 2013 is available at this time.  The higher number of recent lawsuits is reflected in the National Economic Research Associates, Inc. (NERA) and Marsh USA, Inc. (Marsh) reports. (See "Impact on Financials Statements" section below.)

•	Defenses
In the majority of cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products.  We believe that this trend will continue and that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss.  This belief is based in large part on two factors: the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products.  In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the asbestos containing products that we manufactured.  Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

•	Dismissals and Settlements
Cases brought against us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained the dismissal of many of these claims.  For the nine months ended September 30, 2013, we were able to have 81 claims dismissed and we settled nine (9) claims.  For the year ended December 31, 2012, 94 claims were dismissed and sixteen (16) were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $1.5 million for the nine months ended September 30, 2013, compared to $6.3 million for the year ended 2012.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
Settlements are made without any admission of liability.  Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants.  To date, we have been successful in obtaining the dismissal of the majority of the claims and have settled only a limited number.  The majority of settled claims were settled for immaterial amounts, and the majority of such costs have been paid by our insurance carriers.  In addition, to date, we have not been required to pay any punitive damage awards.

•	Potential Liability
NERA, a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims, has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and claims which have not yet been filed.  Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we currently believe that 10 years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time.  As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. (See "Impact on Financials Statements" section below for further discussion.)

•	Insurance Coverage
Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both settlement and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary, umbrella and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  Where appropriate, carriers were put on notice of the litigation.  Marsh, a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with certain industry practices, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

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
During 2012 and 2013, the primary layer insurance policies providing coverage for the January 1, 1966 to June 30, 1969 period exhausted. The cost sharing agreement contemplates that any excess carrier providing insurance coverage over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess umbrella carrier providing coverage for the 42-month period set forth above is not a party to the cost sharing agreement. Such umbrella excess carrier was notified of the aforementioned exhaustion and is currently providing applicable insurance coverage in accordance with the cost sharing agreement, even though it is not a party to such agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In the fourth quarter of 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from 5 years to 10 years . We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Further, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base projections. Further, we determined that a 10 year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2012, the estimated liability and estimated insurance recovery for the 10 year period through 2022 was $51.4 million and $48.3 million, resulting in an additional charge of $2.9 million recognized in the fourth quarter of 2012 ($0.2 million was previously recognized throughout 2012).  There were no changes to these projections during the first nine months of 2013. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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
There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized.  We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves, but such excess amount cannot be reasonably estimated at this time.  We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this asbestos litigation.

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

Note 14 – Income Taxes
Our effective tax rate resulted in an expense of 31.4% on income in the third quarter of 2013 as compared to a benefit of 436.7% in the third quarter of 2012. On a year to date basis, the effective tax rate was 30.3% for the first nine months of 2013 as compared to a benefit of 297.2% in the first nine months of 2012. In the third quarter of 2012, our tax rate was lower due to certain one-time discrete items of approximately $50 million, the most significant of which was the reversal of the valuation allowance on the majority of our U.S. deferred tax assets of $46.6 million. In the first nine months of 2012, our tax rate was favorably impacted by certain one-time discrete items including a $1.5 million benefit related to the reversal of the valuation allowance resulting from the liquidation of the auction rate securities portfolio. In both 2013 and 2012, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.
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

Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2013, we have approximately $2.4 million of accrued interest related to uncertain tax positions included in the $20.7 million of unrecognized tax benefits, $13.5 million of which, if recognized, would impact the effective tax rate.
We are subject to numerous tax filings including U.S. Federal, various state and certain foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2010 – 2012; various states: 2008 – 2012; and foreign: 2009 – 2012.

Note 15 – Restructuring and Impairment Charges

In the first half of 2012, we began several initiatives to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future.  These initiatives continued in 2013. The goal of these initiatives is to become a more streamlined organization both from an organizational and cost perspective, with efficient manufacturing capabilities that are focused on meeting our customers' needs.

2012

In the first quarter, we announced several initiatives as part of the streamlining plan, which included the following:
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

In the second quarter, we announced several additional streamlining actions as follows:

•
We announced the shutdown of the High Performance Foams manufacturing facility in Bremen, Germany, which was completed by the end of 2012. The manufacture of certain silicone foam materials produced in the Bremen facility was consolidated into our existing facility in Carol Stream, Illinois. The expenses and charges related to the termination of the operations at the Bremen facility were approximately $3.1 million and were comprised primarily of (i) $0.9 million for the early termination of the lease on the building; (ii) $0.8 million for severance charges for employees in Bremen; (iii) $0.4 million related to the impairment of certain assets; and (iv) $0.3 million of costs to remove and transport certain equipment to Carol Stream and prepare the building for return to the landlord. We recognized approximately $1.5 million of these charges in the second quarter of 2012, and recognized the remaining charges in the second half of 2012.

•
We decided to cease production of our non-woven composite materials products in an effort to redeploy resources to focus on our Core Strategic segments. Sales of these products had been steadily declining for several years and totaled approximately $1.1 million in the third quarter of 2012 and $4.8 million in fiscal 2011. Production was shutdown by the end of 2012 and it did not have a material impact on our overall operations. No material charges were incurred from this initiative.

In the third quarter, we recognized approximately $1.4 million of additional charges related to the shutdown of our High Performance Foams manufacturing facility in Bremen, Germany.

2013
In the second quarter of 2013, we continued our streamlining efforts as we reorganized certain business functions resulting in severance costs of $3.0 million. We also made changes to our salaried and non-union defined benefit pension plans. Effective June 30, 2013 for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans will no longer accrue. The freeze of the defined benefit pension plan for salaried and non-union hourly employees was approved by the Board of Directors on May 3, 2013. The freeze of the union employees' defined benefit pension plan was effective upon ratification of the labor agreement on April 14, 2013. Additionally, our union workforce in Connecticut ratified a current union contract, which resulted in the payout of the union ratification bonus. These changes resulted in the recognition of approximately $1.5 million in charges related to the pension freeze.
In the third quarter of 2013, we incurred additional cost related to our reorganization of certain business functions resulting in severance costs of $1.2 million.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in the third quarter and first nine months of 2013 and 2012.

(Dollars in thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Cost of Sales
High Performance Foams
Accelerated depreciation expense related to Bremen shut-down	$—	$—	$179	$764
Inventory impairment related to Bremen shut-down	—	—	—	191
Union ratification bonus		181	—	—

Printed Circuit Materials
Union ratification bonus		179	—	—

Curamik Electronics Solutions
Union ratification bonus		5	—	—

Power Distribution Systems
Accelerated depreciation expense related to U.S. shut-down	—	—	139	499
Union ratification bonus		3	—	—

Other
Union ratification bonus	—	—	—	—
Total charges for Cost of Sales	$—	$368	$318	$1,454

Restructuring and Impairment

High Performance Foams
Fixed asset impairment for Bisco and Poron asset disposal	$—	$—	$—	$79
Severance and other employee related costs (1)	94	1,345	—	3,088
Bremen shut down costs	—	—	1,233	1,233

Printed Circuit Materials
Severance and other employee related costs (1)	93	802	—	3,046

Curamik Electronics Solutions
Severance and other employee related costs (1)	877	2,495	506	1,463

Power Distribution Systems
Impairment of investment related receivable	—	—	—	264
Severance and other employee related costs (1)	154	999	27	504

Other
Severance and other employee related costs (1)	13	115	—	272
Total charges for Restructuring and Impairment	$1,231	$5,756	$1,766	$9,949

(1) For the nine month period ended September 30, 2013, this includes a pension curtailment charge of $1.5 million. For the nine month period ended September 30, 2012, this includes a net charge of $1.6 million, related to the early retirement program implemented in the first quarter of 2012. See Note 8 - "Pension Benefits and Other Post Retirement Plans" for further information.
The following table summarizes changes in the severance accrual from December 31, 2012 through September 30, 2013:

(Dollars in thousands)	Streamlining and restructuring related activities	Curamik finishing operations relocation to Hungary	Total
Balance at December 31, 2012	$1,142	$3,967	$5,109
Provisions	4,124	—	4,124
Payments	(3,854)	(3,967)	(7,821)
Balance at September 30, 2013	$1,412	$—	$1,412

Balances may differ from prior periods due to foreign exchange rate fluctuations.
Note 16 – Discontinued Operations
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in the first nine months of 2013. For the nine month period ended September 30, 2012, operating losses of $0.1 million, net of tax, were reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). There was no activity for this segment in the third quarter of 2012. Net sales were $0.1 million for the nine month period ended September 30, 2012.  There were no sales activity for the third quarter of 2012. The tax related to the discontinued operations was de minimis for 2012.
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million for the year ended December 31, 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. For the nine month period ended September 30, 2013 , operating profits of $0.1 million were reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). There was no activity for this segment in the third quarter of 2013. For the nine month period ended September 30, 2012, an operating loss of $0.2 million, net of tax, was reflected as discontinued operations in the accompanying condensed consolidated statements of income (loss). Net sales were $0 million and $0.2 million for the three and nine month periods ended September 30, 2013, respectively. Net sales were $1.1 million and $3.7 million for the three and nine month periods ended September 30, 2012, respectively. The tax related to the discontinued operations was $0.1 million for the nine months ended September 30, 2013 and September 30, 2012. Tax related to this segment was de minimis for the three months ended September 30, 2013 and September 30, 2012.

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
In the following discussion and analysis, we sometimes provide financial information that was not prepared in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that this non-GAAP information provides meaningful supplemental information regarding the Company's performance by excluding certain expenses that are generally non-recurring or otherwise may not be indicative of the core business operation results. In general, the Company believes that the additional non-GAAP financial information provided herein is useful to management and investors in assessing the Company's historical performance and for planning, forecasting and analyzing future periods. However, non-GAAP information has limitations as an analytical tool and should not be considered in isolation from, or as alternative to, financial information prepared in accordance with GAAP. Any time we provide non-GAAP information in the following narrative we identify it as such and in close proximity provide the most directly comparable GAAP financial measure as well as the information necessary to reconcile the two measures.

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
2013 Third Quarter Executive Summary
In the third quarter of 2013, we achieved net sales of $142.8 million, a 10.6% increase from the third quarter of 2012 net sales of $129.1 million.  Income from continuing operations decreased by 77.0% from $59.1 million in the third quarter of 2012 to $13.6 million in the third quarter of 2013. However, in the third quarter of 2013, income from continuing operations included approximately $1.0 million of special charges primarily related to activities targeted at streamlining the organization, including approximately $0.8 million in severance charges from a workforce reduction and approximately $0.2 million in other charges primarily related to the move of Curamik's finishing operations from Germany to Hungary. In the third quarter of 2012, income from continuing operations included approximately $47.2 million of net special benefits comprised primarily of the following: (i) $50.0 million of net discrete tax benefits, the most significant of which was the reversal of the valuation allowance on the majority of our U.S. deferred tax assets, which was partially offset by (ii) $1.3 million in net pension settlement charges related to our former President and Chief Executive Officer; (iii) $1.0 million of net charges related to the shutdown and partial relocation of our High Performance Foams manufacturing facility in Bremen, Germany; and (iv) $0.5 million of severance and other related charges. Excluding these charges, non-GAAP income from continuing operations improved by 23.2% quarter over quarter and, as a percentage of net sales, from 9.2% of net sales in the third quarter of 2012 to 10.2% of net sales in the third quarter of 2013. We also experienced strong improvement in gross margin, which increased from 33.3% in the third quarter of 2012 to 35.8% in the third quarter of 2013. The quarterly improvement was primarily the result of increased operating leverage on the incremental sales volume enhanced by cost savings initiatives.
Overall, these results highlight the fact that we delivered solid revenue improvements quarter over quarter, driven primarily by two out of three of our core business segments. The Power Electronics Solutions segment comprised of the Curamik Electronics Solutions (CES) operating segment and the Power Distribution Systems (PDS) operating segment experienced a strong rebound. Quarter over quarter, CES experienced a 45.8% increase in net sales from $22.1 million in the third quarter of 2012 to $32.1 million in the third quarter of 2013, while PDS experienced a 40.4% increase in net sales from $9.4 million in 2012 to $13.2 million in the third quarter of 2013. Further contributing to these improvements was our Printed Circuit Materials operating segment, which experienced an increase in net sales of 8.4% from $43.4 million in the third quarter of 2012 to $47.1 million in the third quarter of 2013. These improvements were partially offset by a decline in sales of 7.5% at our High Performance Foams operating segment from $48.0 million in the third quarter of 2012 to $44.4 million in the third quarter of 2013.
We also delivered solid margin improvements quarter over quarter. From an operations perspective, the cost savings generated from streamlining activities that were initiated in 2012 continue to be realized, as we expect to achieve an annualized cost savings of approximately $20.0 million in 2013. Further, the additional initiatives that occurred during the first half of 2013 are expected to generate approximately $12.0 million in annualized cost savings by the first quarter of 2014. The 2013 initiatives included changes to our defined benefit pension plans, as benefits under these plans will no longer accrue to employees active in the plans. We expect to incur net benefits related to this action of approximately $6.8 million, starting in the third quarter of 2013. Overall, we recognized approximately $7.6 million of savings in the third quarter of 2013, which is consistent with our projections. Some of these cost savings will be offset by investments in other initiatives targeted at growing our business in the future, such as increased spending on sales and marketing and research and development initiatives, as well as spending targeted at improving our functional infrastructure, including information technology and process improvement initiatives.
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

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	35.8%	33.3%	34.1%	31.0%
Selling and administrative expenses	17.9%	20.2%	19.0%	19.4%
Research and development expenses	3.8%	3.7%	4.2%	3.9%
Restructuring and impairment charges	0.9	1.4%	1.5	2.7%
Operating income (loss)	13.2%	8.0%	9.4%	5.0%

Equity income in unconsolidated joint ventures	1.2%	1.5%	0.8%	1.0%
Other income (expense), net	(0.1)%	—%	(0.2)%	—%
Net realized gain (loss)	—	—%	—	(0.9)%
Interest income (expense), net	(0.6)%	(0.9)%	(0.6)%	(0.9)%
Income (loss) before income tax expense (benefit)	13.7%	8.6%	9.4%	4.2%

Income tax expense (benefit)	4.3%	(37.3)%	2.8%	(12.8)%

Income (loss) from continuing operations	9.4%	45.9%	6.6%	17.0%
Net Sales
Net sales increased by 10.6% from $129.1 million in the third quarter of 2012 to $142.8 million in the third quarter of 2013. On a year to date basis, net sales increased by 7.1% from $374.6 million in the first nine months of 2012 to $401.3 million in the first nine months of 2013. The increase in sales on both a quarterly and year to date basis is primarily attributable to volume increases in three of our Core Strategic segments - Printed Circuit Materials (8.4% and 10.5%, respectively), Curamik Electronics Solutions (45.8% and 19.5%, respectively), and Power Distribution Systems (40.4% and 15.8%, respectively); partially offset by a decline in net sales in High Performance Foams (7.5% and 3.8%, respectively). See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased by 250 basis points from 33.3% in the third quarter of 2012 to 35.8% in the third quarter of 2013. 2013 gross margin included special charges related to the move of final inspection operations in the Curamik segment from Germany to Hungary that negatively impacted gross margin by approximately 10 basis points during the quarter. 2012 gross margin included special charges related to the shut down of Power Distribution Systems operations in Arizona and High Performance Foams operations in Bremen, Germany that negatively impacted margins by approximately 25 basis points during the quarter. Excluding these charges, non-GAAP gross margin improved by 240 basis points from 33.5% in the third quarter of 2012 to 35.9% in the third quarter of 2013. The quarterly improvement was primarily the result of the incremental contribution from the increase in net sales that contributed approximately 158 basis points to the increase and the favorable impact from streamlining savings that contributed approximately 84 basis points of improvement.
On a year to date basis, gross margin as a percentage of sales increased from 31.0% in the first nine months of 2012 to 34.1% in the first nine months of 2013. 2013 gross margin included special charges related to the move of final inspection operations in the Curamik segment from Germany to Hungary that negatively impacted gross margin by approximately 12 basis points year to date. 2012 gross margin included special charges related to the shut down of Power Distribution Systems operations in Arizona and High Performance Foams operations in Bremen, Germany that negatively impacted margins by approximately 40 basis points year to date. Excluding these charges, non-GAAP gross margin improved by 290 basis points from 31.4% in the first nine months of 2012 to 34.3% in the first nine months of 2013. The year to date improvement was primarily the result of the incremental contribution from the increase in net sales that contributed approximately 111 basis points to the increase and the favorable impact from streamlining savings that contributed approximately 179 basis points of improvement.

Selling and Administrative Expenses
Selling and administrative expenses decreased 1.9% from $26.1 million in the third quarter of 2012 to $25.6 million in the third quarter of 2013.  Third quarter 2013 results included approximately $0.1 million in special charges related to the move of Curamik Electronics Solutions finishing operations from Germany to Hungary. Third quarter 2012 results included approximately $2.0 million of costs related to the settlement of a pension obligation with the former Chief Executive Officer of the Company. As a percentage of sales, non-GAAP selling and administrative expenses decreased from 18.6% in the third quarter of 2012 to 17.8% in the third quarter of 2013. Excluding these charges, non-GAAP selling and administrative expenses increased $1.4 million quarter over quarter. The overall increase in expenses is due to a variety of factors, including $2.4 million of incremental incentive and equity compensation costs, $0.4 million of higher amortization expense related to Curamik intangible assets, and other net increases of approximately $0.5 million for incremental expenditures in certain key strategic areas, including sales and marketing and other organizational initiatives, in order to better position the Company for future growth. The increases were partially offset with cost savings of approximately $1.9 million related primarily to changes in our defined benefit pension plans and the streamlining activities initiated in 2012 and 2013.
On a year to date basis, selling and administrative expenses increased 5.1% from $72.6 million in the first nine months of 2012 to $76.3 million in the first nine months of 2013. Year to date 2013 results included approximately $1.3 million in special charges comprised of $0.6 million in costs related to the move of Curamik Electronics Solutions finishing operations from Germany to Hungary and $0.7 million of severance related charges. Year to date 2012 results included approximately $2.1 million of costs primarily related to the settlement of a pension obligation with the former Chief Executive Officer of the Company. As a percentage of sales, non-GAAP selling and administrative expenses decreased from 18.8% in the first nine months of 2012 to 18.7% in the first nine months of 2013. Excluding these charges, non-GAAP selling and administrative expenses increased $4.4 million year over year. The overall increase in expenses is due to a variety of factors, including $4.6 million of incremental incentive and equity compensation costs, $1.1 million of higher amortization expense related to Curamik intangible assets, and other net increases of approximately $2.6 million for incremental expenditures in certain key strategic areas, including sales and marketing, strategic planning, information technology and executive recruiting, in order to better position the Company for future growth. The increases were partially offset with cost savings of approximately $3.9 million primarily related to changes in our defined benefit pension plans and the streamlining activities initiated in 2012 and 2013.
Research and Development Expenses
Research and development (R&D) expenses increased 12.5% from $4.8 million in the third quarter of 2012 to $5.4 million in the third quarter of 2013. As a percentage of net sales, R&D costs increased from 3.7% of net sales in the third quarter of 2012 to 3.8% of net sales in the third quarter of 2013. Year to date, R&D expenses increased by 15.8% from $14.6 million in the first nine months of 2012 to $16.9 million in the first nine months of 2013. As a percentage of net sales, R&D expenses increased from 3.9% of net sales in the first nine months of 2012 to 4.2% of net sales in the first nine months of 2013. This increase in R&D expenditures both on a quarterly and year to date basis is consistent with our long term strategic plan of investing up to 6% of net sales back into R&D activities. In the past year, we have made concerted efforts to begin realigning our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to build our short term technology needs, as well as increasing investments that are developing new platforms and technologies that are focused on long term growth initiatives, such as the recently announced partnership with Northeastern University in Boston, Massachusetts that will create the Rogers Innovation Center on their campus.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures remained consistent quarter over quarter at approximately $1.8 million. On a year to date basis, equity income in unconsolidated joint ventures declined by 18.9% from $3.7 million in the first nine months of 2012 to $3.0 million in the first nine months of 2013. The decrease was primarily due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 25.0% quarter over quarter and 21.2% year over year, as well as the generally softer demand across most of its end markets.
Other Income (Expense), Net
In the third quarter of 2013, other income (expense), net, was expense of $0.1 million as compared to a de minimis amount in the third quarter of 2012. The difference in these amounts is primarily related to foreign currency exchange translation. On a year to date basis, in the first nine months of 2013 we recognized expense of approximately $0.9 million as compared to income of $0.1 million in the first nine months of 2012. The difference in these amounts is primarily related to $0.8 million of foreign currency exchange translation and $0.5 million of income recognized in the second quarter of 2012 related to the sale of certain assets at our Arizona facility. These increases were partially offset by $0.5 million of lower commission expense paid to the joint ventures.

Realized Investment Gain (Loss), Net
There was no realized investment gain (loss), net, in the third quarter of 2013 or 2012, nor in the first nine months of 2013. In the first nine months of 2012, we incurred a realized investment loss of $3.2 million related to the liquidation of the auction rate securities portfolio, which resulted in net proceeds of approximately $25.4 million.
Interest Income (Expense), Net
Interest income (expense), net, declined by 18.1% from $1.1 million of expense in the third quarter of 2012 to $0.9 million of expense in the third quarter of 2013. On a year to date basis, interest income (expense), net, declined by 23.5% from $3.4 million of expense in the first nine months of 2012 to $2.6 million of expense in the first nine months of 2013. This decline was due primarily to lower interest expense on our debt facility, as we have paid down the principal from $122.5 million at the beginning of 2012 to approximately $81.3 million at the end of the third quarter of 2013.
Income Taxes
Our effective tax rate resulted in an expense of 31.4% on income in the third quarter of 2013 as compared to a benefit of 436.7% in the third quarter of 2012. On a year to date basis, the effective tax rate was 30.3% for the first nine months of 2013 as compared to a benefit of 297.2% in the first nine months of 2012. In the third quarter of 2012, our tax rate was lower due to certain one-time discrete items of approximately $50.0 million, the most significant of which was the reversal of the valuation allowance on the majority of our U.S. deferred tax assets of $46.6 million. In the first nine months of 2012, our tax rate was favorably impacted by certain one-time discrete items, including a $1.5 million benefit related to the reversal of a valuation allowance resulting from the liquidation of the auction rate securities portfolio. In both 2013 and 2012, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.

Segment Sales and Operations
Core Strategic
High Performance Foams

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$44.5	$48.0	$126.8	$131.8
Operating income (loss)	7.5	8.8	17.6	16.0
The High Performance Foams operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications, such as portable communications, consumer, general industrial and transportation markets for gasketing, sealing, cushioning, and impact protection applications.
Q3 2013 versus Q3 2012
Net sales in this segment declined by 7.5% from $48.0 million in the third quarter of 2012 to $44.5 million in the third quarter of 2013. The decrease in net sales is due primarily to the mobile internet market dynamic, as well as improved production utilization rates by our customers. In addition, there were unexpected delays in the introduction of certain next generation tablets. This resulted in a 19% decline in net sales into that specific market. We also experienced a 4% decline in the transportation market primarily due to weaker demand during the quarter. These declines were partially offset by a 9% increase in demand in consumer applications for cushioning, sealing and impact protection materials.
Operating income declined by 14.8% from $8.8 million in the third quarter of 2012 to $7.5 million in the third quarter of 2013. Third quarter 2013 results included approximately $0.1 million of special charges related to severance costs. Third quarter 2012 results included $2.1 million of special charges related primarily to the shutdown of the silicone foams manufacturing facility in Bremen, Germany. Excluding these charges, non-GAAP operating income declined by 30.9% from $11.0 million in the third quarter of 2012 to $7.6 million in the third quarter of 2013. This decline is driven primarily by the lost contribution on the lower sales volumes, as well as higher costs of production due to certain raw material issues that are currently being addressed. These declines are partially offset by improved results related to the production of molded Poron, as well as cost savings resulting from our streamlining initiatives, including the shut down of the Bremen facility.
YTD 2013 versus YTD 2012

Net sales in this segment decreased by 3.8% from $131.8 million in the first nine months of 2012 to $126.8 million in the first nine months of 2013. This decrease in net sales is due primarily to the mobile internet market dynamic, as well as improved production utilization rates by our customers. In addition, there were unexpected delays in the introduction of certain next generation tablets and a shift in market share impacting our customers. This resulted in a 16% decline in net sales in that specific market. These declines were partially offset by a 12% increase in demand in general industrial and consumer applications for cushioning, sealing and impact protection materials.
Operating income increased by 10.0% from $16.0 million in the first nine months of 2012 to $17.6 million in the first nine months of 2013. Results in the first nine months of 2013 included approximately $1.7 million of special charges related primarily to severance costs as a result of workforce reductions. 2012 results included approximately $6.1 million of special charges comprised of approximately $2.5 million of net severance related charges as a result of our streamlining initiatives, approximately $2.9 million related primarily to the shut down of the segments silicone foams manufacturing facility in Bremen, Germany and $0.7 million in pension settlement charges. Excluding these charges, non-GAAP operating results declined by 12.4% from $22.1 million in the first nine months of 2012 to $19.3 in the first nine months of 2013, primarily due to the lost contribution on the decline in net sales and higher than planned production costs due primarily to lower yields as a result of certain raw material issues. These increases were partially offset by the cost savings impact of our streamlining initiatives, including the shut down of the Bremen facility and improved results related to the production of molded Poron.
Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$47.1	$43.4	$136.3	$123.4
Operating income (loss)	5.9	3.2	13.7	6.0
Our Printed Circuit Materials operating segment is comprised of our high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals in a wide variety of markets and applications, including wireless communications, high reliability applications, and automotive applications, among others.
Q3 2013 versus Q3 2012
Net sales in this segment increased by 8.5% from $43.4 million in the third quarter of 2012 to $47.1 million in the third quarter of 2013. The increase in net sales is due primarily to strong demand for power amplifiers in the base station market driven by the global roll-out of 4G - LTE, where sales increased by 10%, as well as in automotive safety sensor applications, which experienced a 74% increase in net sales as auto manufacturers continue to adopt this safety feature into their designs. In addition, the segment continues to gain adoptions in mobile internet device applications. Growth was moderated by weaker demand in the satellite TV market for low-noise block downconverters (LNB) resulting in a 58% decline in this market.
Operating income improved by 84.4% from $3.2 million in the third quarter of 2012 to $5.9 million in the third quarter of 2013. Third quarter 2013 results included approximately $0.1 million of special charges related to severance costs, while third quarter 2012 results included approximately $0.6 million of special charges related primarily to pension settlement accounting. Excluding these items, non-GAAP operating income improved by 54.9% from $3.8 million in the third quarter of 2012 to $5.9 million in the third quarter of 2013. This increase is due primarily to the profit contribution related to the net sales increase, as well as favorable impacts from streamlining initiatives and cost improvements in the manufacturing process.
YTD 2013 versus YTD 2012
Net sales in this segment increased by 10.5% from $123.4 million in the first nine months of 2012 to $136.3 million in the first nine months of 2013. The increase in net sales is due primarily to strong demand for power amplifiers in the base station market driven by the global roll-out of 4G-LTE, where sales increased by 12%, as well as in automotive safety sensor applications, which experienced a 87% increase in net sales as auto manufacturers continue to adopt this safety feature into their designs. In addition, the segment continues to gain adoptions in mobile internet device applications . These increases were partially offset by a 21% decline in net sales into the satellite TV market for low-noise block downconverters.
Operating income improved by 128.3% from $6.0 million in the first nine months of 2012 to $13.7 million in the first nine months of 2013. 2013 results included approximately $1.2 million of special charges related primarily to severance costs as a result of workforce reductions, while 2012 results included approximately $3.2 million of net special charges comprised primarily of $3.1 million in net severance related charges and $0.6 million in charges related to pension settlement accounting. These charges were partially offset by a one-time benefit of $0.5 million related to an insurance reimbursement on a previously settled product liability claim. Excluding these items, non-GAAP operating income improved by 61.4% from $9.2 million in the first nine months of 2012 to $14.8 million in the first nine months of 2013. This increase is due primarily to the profit contribution related to the net sales increase, as well as favorable impacts from streamlining initiatives and cost improvements in the manufacturing process.
Power Electronics Solutions

•	Curamik Electronics Solutions

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$32.1	$22.1	$84.0	$70.3
Operating income (loss)	1.0	(2.4)	(4.7)	(5.4)
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
Q3 2013 versus Q3 2012
Net sales in this segment increased by 45.2% from $22.1 million in the third quarter of 2012 to $32.1 million in the third quarter of 2013.  The increase in net sales was driven by growth in all geographies and markets, led by particularly strong demand in clean energy and variable frequency drives for energy saving applications, where net sales increased by 32% and 38%, respectively. As evidenced by the increase in net sales, this segment is beginning to experience a greater demand in many key application areas as it recovers from the constriction in global capital and infrastructure spending that originated in the first nine months of 2012.
Operating results for the quarter improved by 141.7% from an operating loss of $2.4 million in the third quarter of 2012 to an operating profit of $1.0 million in the third quarter of 2013. Third quarter 2013 results included approximately $1.1 million of special charges comprised primarily of $0.9 million in severance costs related to a workforce reduction, as well as approximately $0.2 million in start up costs related to the Hungary operation. Third quarter 2012 results included $0.9 million of special charges comprised of $0.5 million in severance related charges and $0.4 million in charges related to pension settlement accounting. Excluding these charges, non-GAAP operating results improved 244.9% from a loss of $1.4 million in the third quarter of 2012 to income of $2.1 million in the third quarter of 2013. This increase is primarily due to the profit contribution related to the increase in net sales and favorable impacts from streamlining initiatives, including the move of certain finishing operations from Germany to Hungary. These items were partially offset by higher amortization expense related to intangible assets ($0.4 million) and increased corporate overhead allocation charges (approximately $1.4 million). The move of certain finishing operations from Germany to Hungary has been completed and is now fully operational.
YTD 2013 versus YTD 2012
Net sales in this segment increased by 19.5% from $70.3 million in the first nine months of 2012 to $84.0 million in the first nine months of 2013.  This increase in net sales was driven by growth in all geographies and markets, led by particularly strong demand in clean energy and variable frequency drives for energy saving applications, where net sales increased by 28% and 9%, respectively.
Year to date operating results improved by 13.0% from an operating loss of $5.4 million in the first nine months of 2012 to an operating loss of $4.7 million in the first nine months of 2013. 2013 results included approximately $3.9 million of special charges comprised primarily of $2.8 million in severance costs related to a workforce reduction, as well as approximately $1.1 million in start up costs related to the Hungary operation. 2012 results included $2.5 million of special charges comprised of $1.5 million in severance related charges, $0.6 million related to the write off of an uncollectible receivable, and $0.4 million in charges related to pension settlement accounting. Excluding these charges, non-GAAP operating results improved 74.5% from a loss of $2.9 million in the first nine months of 2012 to a loss of $0.7 million in the first nine months of 2013. The increase in operating results is driven primarily by the profit contribution related to the increase in net sales and favorable impacts from streamlining initiatives, partially offset by higher amortization expense related to intangible assets ($1.1 million) and increased corporate overhead allocation charges (approximately $4.2 million).

•	Power Distribution Systems

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$13.2	$9.4	$36.5	$31.5
Operating income (loss)	2.8	(0.3)	5.5	(0.8)

Our Power Distribution Systems operating segment is comprised of our busbar products, which are used primarily in power distribution systems products in mass transit and clean technology applications.
Q3 2013 versus Q3 2012
Net sales in this segment increased by 40.4% from $9.4 million in the third quarter of 2012 to $13.2 million in the third quarter of 2013. The increase was driven primarily by continued demand for power distribution products in the electric vehicle and clean energy markets, which increased by 157% and 103%, respectively, as development efforts and investment activity have increased in both markets. In Asia, this segment benefited from increased activity in rail infrastructure projects during the quarter.
Operating results for the quarter increased $3.1 million from an operating loss of $0.3 million in the third quarter of 2012 to profit of $2.8 million in the third quarter of 2013. Third quarter 2013 results included approximately $0.1 million of special charges related primarily to severance costs, while third quarter 2012 results included approximately $0.3 million of special charges related primarily to the shut down of operations of the segment's manufacturing capability in North America and other pension settlement charges. Excluding these charges, non-GAAP operating income increased by $3.0 from $0.0 million in the third quarter of 2012 to $3.0 million in the third quarter of 2013. This improvement is due primarily to the profit contribution associated with the net sales increase and a favorable sales mix, as well as favorable impacts from streamlining initiatives.
YTD 2013 versus YTD 2012
Net sales in this segment increased by 15.8% from $31.5 million in the first nine months of 2012 to $36.5 million in the first nine months of 2013. The increase was driven primarily by continued demand for power distribution products in the electric vehicle and clean energy markets, which increased by 248% and 105%, respectively, as development efforts and investment activity have increased in both markets. In Asia, this segment benefited from increased activity in rail infrastructure projects.
Operating results improved by $6.3 million from an operating loss of $0.8 million in the first nine months of 2012 to operating income of $5.5 million in the first nine months of 2013. 2013 results included approximately $1.0 million of special charges related primarily to severance costs, while 2012 results included approximately $1.4 million of special charges related primarily to the shut down of operations of the segment's manufacturing capability in North America and other severance and pension settlement related charges. Excluding these charges, non-GAAP operating results improved by $5.9 million from $0.6 million in the first nine months of 2012 to $6.5 million in the first nine months of 2013. This improvement is due primarily to the profit contribution associated with the net sales increase and a favorable sales mix, as well as favorable impacts from streamlining initiatives.
Other

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$5.9	$6.2	$17.7	$17.7
Operating income (loss)	1.9	1.0	5.8	3.1
Our Other reportable segment consists of our elastomer rollers and floats, as well as our inverter distribution business.
Q3 2013 versus Q3 2012
Net sales declined by 4.5% from $6.2 million in the third quarter of 2012 to $5.9 million in the third quarter of 2013.  This decrease is primarily due to the continued decline in demand for inverters, which declined 36.6% quarter over quarter. This was offset with stronger demand for elastomer rollers and floats products, which increased 1.5% quarter over quarter.
Operating income increased by 90% from $1.0 million in the third quarter of 2012 to $1.9 million in the third quarter of 2013. The overall improvement in operating results in this segment is attributable primarily to the operational efficiencies achieved through the segment's streamlining initiatives, as well as a significant decrease in allocated Corporate overhead charges quarter over quarter.
YTD 2013 versus YTD 2012
Net sales remained flat in the first nine months of 2012 compared to the first nine months of 2013.  Net sales were driven by stronger demand for elastomer rollers and float products, which increased 5.6% period over period, partially offset by the continued decline in demand for inverters, which declined 32.2% period over period.
Operating income increased by 87.1% from $3.1 million in the first nine months of 2012 to $5.8 million in the first nine months of 2013. 2013 results included approximately $0.1 of special charges related to severance costs and 2012 results included approximately $0.3 million of special charges associated with streamlining activities. The overall improvement in operating results in this segment is attributable primarily to the operational efficiencies achieved through the segment's streamlining initiatives, as well as a significant decrease in allocated Corporate overhead charges period over period.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. While the U.S. financial markets have grown more stable in recent years, significant volatility still remains in the global markets, particularly in Europe, and credit markets in general have diminished liquidity and capital availability globally.  We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement, as amended, should any issue or strategic opportunities arise.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Key Balance Sheet Accounts:
Cash and cash equivalents	$158,608	$114,863
Accounts receivable	97,312	78,788
Inventory	65,783	73,178
Outstanding borrowing on credit facilities (short term and long term)	81,250	98,000

	Nine Months Ended
	September 30, 2013	September 30, 2012
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$44,256	$15,834
Cash provided by (used in) investing activities of continuing operations	(13,445)	7,852
Cash provided by (used in) financing activities of continuing operations	8,220	(9,658)
At the end of the third quarter of 2013, cash and cash equivalents were $158.6 million as compared to $114.9 million at the end of 2012, an increase of $43.7 million, or approximately 38.0%.  This increase was due primarily to strong cash generated from operations, as well as the receipt of $26.0 million related to stock option exercises, partially offset by $13.7 million in capital expenditures, $13.0 million in contributions to the defined benefit pension plans, $8.8 million in required debt payments and a $8.0 million discretionary debt payment on the revolver.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
U.S.	$30,992	$26,813
Europe	72,280	47,918
Asia	55,336	40,132
Total cash and cash equivalents	$158,608	$114,863
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.
Significant changes in our balance sheet accounts from December 31, 2012 to September 30, 2013 are as follows:

◦
Accounts receivable increased by 23.5% from $78.8 million at December 31, 2012 to $97.3 million at September 30, 2013 as compared to 2012. This overall increase is primarily attributable to the increased sales volumes experienced in fiscal 2013. However, our efficiency in collecting cash from our customers has actually improved as our days sales outstanding metric has declined over that time period from 63.8 days outstanding at December 31, 2012 to 59.2 days outstanding at September 30, 2013.

◦
Inventory decreased by 10.1% from $73.2 million at December 31, 2012 to $65.8 million at September 30, 2013. This decrease is primarily attributable to higher sales volumes, particularly for Printed Circuit Materials, as we sold product out of inventory to meet increased demand. We are also focused on lowering inventory levels as appropriate to better manage working capital.

◦
Current taxes receivable declined by 60.8% from $5.1 million at December 31, 2012 to $2.0 million at September 30, 2013. This decrease is primarily attributable to receipt of tax refunds totaling $2.7 million in the first quarter of 2013.

◦
Long term deferred income tax assets decreased by 19.6% from $71.4 million at December 31, 2012 to $57.4 million at September 30, 2013. This decrease is primarily attributable to the decrease in the unrealized loss related to our pension liability.

◦
Long term pension liability decreased by 58.3% from $65.9 million at December 31, 2012 to $27.5 million at September 30, 2013. This decrease was due to the change in our defined benefit pension plans as the plans were frozen so that future benefits will no longer accrue under these plans.

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
Fixed Charge metrics are detailed in the table below.

Periods	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Q3 2013
Covenant Limit	1.25	1.25	1.50	1.50	1.50
Actual FCCR	1.93	2.18	2.27	2.06	2.23
As of September 30, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.03 on the leverage ratio and 2.23 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  We are in compliance with all financial and other covenants as of September 30, 2013.
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
We incurred amortization expense of $0.1 million in each of the third quarters of 2013 and 2012, respectively, and expense of $0.4 million in each of the first nine months of 2013 and 2012, respectively.  At September 30, 2013, we have approximately $1.4 million of credit facility costs remaining to be amortized.

In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first nine months of 2013, we made principal payments of $16.8 million on the debt, including a $8.0 million payment on the revolver, which paid the remaining balance of that debt. We made $24.5 million of principal payments in fiscal 2012.  We are obligated to pay $16.3 million on this debt obligation in the next 12 months. As of September 30, 2013, our outstanding debt related to the Amended Credit Agreement, as amended, consists of $81.3 million of term loan debt. We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of September 30, 2013 we had the following standby letters of credit (LOC) and guarantees that are backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

•	$0.1 million letter guarantee to guarantee a payable obligation for a Chinese subsidiary (Rogers Suzhou),
No amounts were owed on the LOC or guarantees as of September 30, 2013 or December 31, 2012.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at September 30, 2013, and has a fair value of $0.8 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. We had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the financial residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of September 30, 2013 is $8.0 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ending September 30, 2013 and 2012, and $0.3 million in each of the nine month periods ending September 30, 2013 and September 30, 2012.  Accumulated depreciation at September 30, 2013 and December 31, 2012 was $1.0 million and $0.8 million, respectively.
Interest
We incurred interest expense on our outstanding debt of $0.5 million and $1.7 million in the three and six month periods ended September 30, 2013, respectively, and $0.8 million and $2.3 million in the three and nine month periods ended September 30, 2012, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.3 million in the three and nine month periods ended September 30, 2013, respectively, and of approximately $0.1 million and $0.3 million in the three and nine month periods ended September 30, 2012.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At September 30, 2013, our outstanding debt balance is only made up of the term loan debt amounted to $81.3 million.  At September 30, 2013, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million and $0.4 million in the three and nine month periods ended September 30, 2013, respectively, and of $0.3 million and $1.1 million in the three and nine month periods ended September 30, 2012, respectively.
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

Contingencies
During the third quarter of 2013, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.
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
(1) Pension benefits are expected to be paid through the utilization of pension plan assets. This calculation was performed as of June 30, 2013 due to the pension freeze and we are not otherwise required to perform the calculation at interim periods, as required by the applicable accounting guidance.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the third quarter of 2013.

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

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

List of Exhibits:

10.1
Form of Indemnification Agreement (Director Form), previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 14, 2004 with respect to Director Ganesh Moorthy, and incorporated herein by reference.

10.2
Settlement Agreement between Rogers BVBA and Luc Van Eenaeme dated September 26, 2013, previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 2, 2013, and incorporated herein by reference.

10.3
Termination Agreement between Curamik Electronics GmbH and Luc Van Eenaeme dated September 26, 2013, previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2013, and incorporated herein by reference.

10.4
Settlement Agreement between Rogers UK Limited and Luc Van Eenaeme dated September 26, 2013, previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 2, 2013, and incorporated herein by reference.

10.5
Non-Competition Agreement between Rogers Corporation and Luc Van Eename dated September 26, 2013, previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 2, 2013, and incorporated herein by reference.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Financial Position at September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Stockholders Equity at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: October 30, 2013