Form 10-K
period 2013-12-31
ROGERS CORP
filed 2014-02-24
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $801,437,215. Rogers has no non-voting common equity.
The number of shares outstanding of common stock as of February 4, 2014 was 17,882,696.

Documents Incorporated by Reference:

Portions of Rogers’ Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, currently scheduled for May 9, 2014, are incorporated by reference into Part III of this Form 10-K.

ROGERS CORPORATION
FORM 10-K

December 31, 2013

Part I

Item 1. Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded and continuously operated companies in the United States. We have adapted our products over the 182 years of our history to meet the changing needs of the various markets we have served and currently serve. Today we predominantly supply a wide range of specialty materials products across a wide range of end markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense, and clean technology.

Our continued focus is on three megatrends that we believe will fuel the future growth of the Company - continued growth of the internet, expansion of mass transit, and investment in clean technology. These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years. Within the industries impacted by these megatrends, our products are sold into a variety of markets, including high technology applications such as cellular base stations and antennae, hand held wireless devices, energy efficient motor drives, wind and solar energy applications, and electric and hybrid-electric vehicles. We continue to focus on business opportunities around the globe, as evidenced by our strong presence in the three major geographic regions we serve - North America, Europe, and Asia. We are also focused on growing our business both organically, by expanding our current product portfolio and market presence, as well as through external ventures, such as acquisitions, strategic partnerships and investments in technology.

As used herein, the “Company,” “Registrant,” “Rogers, “we, “our, “us” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Segments & Products

Our reporting structure is comprised of the following operating segments: High Performance Foams (HPF), Printed Circuit Materials (PCM), Power Electronics Solutions (PES) and the Other reportable segment. In the fourth quarter of 2013, we determined that a realignment of our segment structure was appropriate in order to present our financial results in a manner consistent with how management operates the business. Our previous reporting structure was comprised of the following operating segments: High Performance Foams, Printed Circuit Materials, Curamik Electronic Solutions and Power Distribution Systems and the Other reportable segment.

In the new structure, we will present three operating segments - High Performance Foams, Printed Circuit Materials, and Power Electronics Solutions. During 2013, the management of the Curamik Electronic Solutions and Power Distribution Systems operations was combined under one segment management team and the former operating segments now meet the definition of product lines, as the management team has full cross functional and regional responsibility over all aspects of these product lines. Information is reported to the Chief Operating Decision Maker (the President and Chief Executive Officer of Rogers) at the Power Electronic Solutions operating segment level. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. All prior periods herein have been recast to reflect this change.

•	High Performance Foams

The High Performance Foams operating segment includes polyurethane and silicone foam products manufactured in roll stock, sheet, and molded formats. These foams have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

High Performance Foams products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable communications, consumer goods, transportation, printing applications and other markets. Trade names for our High Performance Foams include: PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; BISCO® silicone foams, solids, sponge and extrusion products for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

We have two 50% owned joint ventures that extend and complement our worldwide business in High Performance Foams. Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Taketoyo, Japan to predominantly serve the Japanese and Taiwanese markets. Rogers INOAC Suzhou Corporation (RIS) was established in 2004 with INOAC Corporation and provides polyurethane foam materials primarily to the Asian marketplace.

•	Printed Circuit Materials

The Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for our printed circuit board materials include RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has varying properties that address specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar for both aviation and automotive applications.

•	Power Electronics Solutions
The Power Electronics Solutions operating segment is comprised of direct bond copper (DBC) ceramic substrate products and RO-LINX® power distribution products. We believe that our advanced, customized components enable the performance and reliability of today’s growing array of power electronic devices and serve to increase the efficiency of applications by managing heat and ensuring the reliability of these critical devices used in converting raw energy into controlled and regulated power that can be used and managed.
Trade names for our Power Electronics Solutions products include curamik® ceramic substrates and RO-LINX® products. Curamik® ceramic substrates are used in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules, which enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and electric and hybrid electric vehicle drive systems. RO-LINX® products are used in high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains); clean technology applications (e.g. wind turbines, solar farms and electric vehicles) and variable frequency drives for high to mid power applications.

•	Other

The Other reportable segment consists of elastomer components, floats and inverter distribution activities. Elastomer components are sold to OEMs for applications in ground transportation, office equipment, consumer and other markets. Trade names for our elastomer components include: NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines. Inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties primarily serving the portable communications and automotive markets.

This segment previously included the results of the Composite Materials operating segment, which qualified as a discontinued operation in the fourth quarter of 2012 when we shut down production of non-woven composite materials. This segment also included the results of the Thermal Management Solutions operating segment, which qualified as a discontinued operation in 2011. All results have been recast to exclude these segments from consolidated results or continuing operations.

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout North America, Europe and Asia. Our products were sold to over 3,000 customers worldwide in 2013. Our largest individual customer represented approximately 4% of Rogers' total sales for 2013. Although the loss of all of the sales made to any one of our larger customers would require a period of adjustment during which the results of a particular operating segment would be adversely impacted, we believe that such adjustments could be successfully made over a period of time due to the diversity of our customer base. We believe that our business relationships with major customers in our key markets are favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends. However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the world. Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

Our operating segments - HPF, PCM and PES - all participate in industries that are characterized by strong global competition. This competition is comprised not only of those companies that make directly competing materials, but also those companies that make comparable and, therefore, potentially substitutable materials. Competition typically emanates from substantially larger, multinational manufacturers that often have greater financial resources than we do, as well as smaller regional producers with lower overhead costs and profit requirements. This latter type of low cost competitor is particularly prevalent in Asia.

Our overall strategy across our operating segments is to offer highly regarded, technologically advanced products that are price competitive in relation to value and to link our product offerings with superior market knowledge, technical know-how, and customer service. Further, we believe that in order to provide outstanding customer support we must be geographically close to our customers in order to provide local service, support and distribution, which we achieve through our manufacturing facilities in the U.S., Europe and Asia, and our various sales offices around the globe. We believe this serves to differentiate our products and services and provides us a competitive advantage. We further believe that our relative position is dependent on our ability to maintain our technological advantage and the highest levels of design and customer service support; however, there is no assurance that we will be technologically competitive in the future, or that we will continue to develop new products that are technologically competitive.

High Performance Foams

The High Performance Foams operating segment offers products that we believe hold leadership positions in most of the markets it serves, including portable communications, consumer electronics and transportation. We have a strong market presence worldwide, particularly in North America and Asia. Our competition is comprised of companies from around the globe, including large multinational companies, as well as small regional companies that are particularly prevalent in Asia. In these areas, we typically compete on performance, quality and service, and we focus on protecting our intellectual property, particularly in regions where intellectual property laws are more commonly violated and enforcement efforts are less predictable. We also strive to continuously differentiate our product offerings, as commoditization of certain products is always a risk.

Printed Circuit Materials

The Printed Circuit Materials operating segment offers products that we believe are leaders in most of the markets they serve, including communication infrastructure, consumer electronics, automotive and defense. A key strategy in this segment is to continue to develop and produce products that are technology leaders in the markets for which they are targeted, particularly those in which performance requirements are constantly increasing, such as in the wireless infrastructure market where demand for data transmission capacities is continuously growing. This segment has a strong worldwide presence, particularly in North America, Europe and Asia, and has manufacturing capabilities in all three regions. It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies. This segment must compete on quality, price and service, and must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

Power Electronics Solutions

Our Power Electronics Solutions operating segment offers products that we believe are leaders in most of the markets it serves, including highly efficient industrial motor drives, wind and solar converters, electric and hybrid electric vehicle drive systems, and mass transit. This operating segment has a strong presence in Asia and Europe. Our competition consists mainly of European companies, with some competition in the U.S., and a growing competitive presence in Asia. This segment competes on quality and service, as well as on pricing.

Research and Development

Research and development activities constitute an important and vital part of our overall business strategy. Our overall focus is typically on niche segments where we can differentiate our products from those of our competitors through technological advantage. The markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in research and development. We are focused on identifying technologies and innovations related to both our current product portfolio as well as other, long term, initiatives targeted further diversifying our business.

As part of our long-term strategy, in July 2013, Rogers and Northeastern University announced plans to establish the Rogers Innovation Center at Northeastern’s George J. Kostas Research Institute for Homeland Security in Burlington, Massachusetts. The partnership will allow Rogers and Northeastern to leverage their complementary research and development initiatives in advanced materials with a focus on the earliest stages of technical and commercial development of new high-tech materials solutions in close alignment with market needs. The Rogers Innovation Center is scheduled to be in operation in early 2014.

Patents and Other Intellectual Property Rights

We have many domestic and foreign patents and licenses and have additional patent applications on file related to all operating segments. These patents and licenses vary in duration and provide some protection from competition. In some cases, the patents result in license royalties. We have been awarded, have filed applications for, or have been licensed under numerous patents in the U.S. and other countries.

While our patents provide some advantage and protection, we believe that a large part of our competitive position and future success is largely determined by such factors as the innovative skills, systems and process knowledge, and technological expertise of our personnel; the range and success of new products we develop; and our customer service and support. It is our policy to defend our patents when we determine it is in our best interests and the best interests of our shareholders to do so. However, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

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

Environment

The nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject us to the possibility of litigation related to environmental matters, which is defended and handled in the ordinary course of business. We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. We do not believe that the outcome of any of these environmental matters will have a material adverse effect on our results of operations, financial position or cash flows, nor have we had any material recurring costs or capital expenditures relating to environmental matters, except as disclosed in Item 3 “Legal Proceedings” and Note 15 to the Consolidated Financial Statements of this Form 10-K. However, there can be no assurances that the ultimate liability concerning these matters will not have a material adverse effect on us.

Raw Materials

We are required to purchase a wide variety of raw materials in order to manufacture our various products and materials. Some of these raw materials are available through limited sources. If the continuous supply of raw materials were interrupted, our production could be negatively impacted. When this has occurred in the past, we have typically purchased sufficient quantities of the particular raw material in advance to sustain production until alternative materials and production processes could be qualified with customers. We believe that similar responses could mitigate potential raw material availability issues in the future; however, this strategy may not work in all cases. As such, we would have to work closely with our customers and suppliers to mitigate the impact of any raw material shortages on our business, but such shortages could have a material negative impact on our businesses under certain circumstances.

Seasonality

In our opinion, there is no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for those products used in cellular telephones due to the annual new model launch timetable, which can vary slightly from year to year in terms of timing and impact.

Employees

As of December 31, 2013, we employed approximately 2,500 employees.

Backlog

Our backlog of firm orders was $50.5 million at December 31, 2013, as compared to $43.3 million at December 31, 2012. The increase at the end of 2013 was primarily related to Power Electronics Solutions and Printed Circuit Materials, which experienced an increase in backlog of $3.6 million and $3.7 million, respectively, at December 31, 2013 as compared to December 31, 2012.

Executive Officers

Our executive officers as of February 24, 2014 are as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2009-2013

Bruce D. Hoechner	54	President and Chief Executive Officer (CEO)	2011
President, Asia Pacific Region, Dow Advanced Materials Division, Rohm and Haas Company from 2009 to September 2011; Corporate Vice President, General Manager of Rohm & Haas Coatings Asia Pacific from 2007 to 2009

Robert C. Daigle	50	Senior Vice President and Chief Technology Officer	2009	Vice President, Research and Development and Chief Technology Officer from October 2003 to June 2009

Gary M. Glandon	55	Vice President and Chief Human Resources Officer	2012
Chief Human Resources Officer, Solutia from October 2010- July 2012; Chief Human Resources Officer, Energy Conversion Devices Inc. from July 2009- October 2010; Chief People Officer, Insight Ent. from February 2005- April 2009.

Debra J. Granger	54	Vice President, Corporate Compliance and Controls	2007

Jeffrey M. Grudzien	52	Vice President, Advanced Circuit Materials Division	2012	Vice President, Sales and Marketing September 2007 to February 2012

Dennis M. Loughran	56	Vice President, Finance and Chief Financial Officer, Principal Financial Officer	2006

Terrence W. Mahoney	66	Vice President and General Counsel	2009	Counsel, McDermott Will & Emery LLP from July 2008 to July 2009

Paul B. Middleton	46	Director of Finance – Treasury Operations, New Business Development and Corporate Treasurer	2010	Treasurer from July 2009 to April 2010; Principal Accounting Officer from August 2007 to July 2009

Ronald J. Pelletier	40	Corporate Controller and Principal Accounting Officer; Director of Finance - High Performance Foams	2013	Corporate Controller and Principal Accounting Officer from July 2009 to August 2013; Corporate Controller from September 2008 to July 2009

John C. Quinn	51	Vice President, High Performance Foams Division	2013
Vice President & General Manager, Consumer Care, Tredegar Film Products, Tredegar Corporation from January 2013 to August 2013; Vice President & General Manager, New Growth Platforms, Avery Dennison Corporation from September 2010 to July 2011; Vice President & General Manager, Asia Pacific, Label and Packaging Materials, Avery Dennison Corporation from April 2006 to September 2010

Helen Zhang	50	Vice President, Power Electronics Solutions and President, Rogers Asia	2013
Global General Manager of Interconnect Technology, Dow Chemical Company, Dow Electronic Materials from July 2010 to April 2012; North Asia General Manager, Dow Chemical Company, Coating Materials business from April 2009 to June 2010; Greater China General Manager, Rohm and Haas Coating from June 2005 to March 2009

Available Information

We make available on our website (http://www.rogerscorp.com), or through a link posted on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

We also make available on our website, in a printable format, the charters for our Board of Directors committees, including the Audit Committee, Compensation and Organization Committee, and Nominating and Governance Committee, in addition to our Corporate Governance Guidelines, Bylaws, Code of Business Conduct and Ethics Policy, Related Party Transactions Policy and Compensation Recovery Policy. Our website is not incorporated into or a part of this Form 10-K.

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

The global credit and financial markets, despite recently demonstrating increased stability, could experience additional disruption, which could materially and adversely affect our business and results of operations.

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

In addition, the market segments on which we are currently focused require products that (i) enable the growth of the Internet and the increased performance of mobile communication devices; (ii) support the reliability and efficiency of clean energy technology;

and (iii) improve the performance and comfort of mass transit systems. These markets have been characterized by wide fluctuations in product supply and demand. From time to time, these industries have experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles, reductions in government spending, and declines in general economic conditions. These downturns have been characterized by diminished product demand, production over-capacity and accelerated price erosion. Our business is also subject to rapid technological changes and there can be no assurance, depending on the mix of future business, that products stocked in our inventory will not be rendered obsolete before we ship them. As a result of this and other factors, there can be no assurance that we will not experience material fluctuations in future revenue, gross margins, operating results and net income on a quarterly or annual basis. In addition, if our revenue, gross margins, operating results and net income do not meet the expectations of securities analysts or investors, the market price of our common stock may decline.

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

We have significant foreign operations, particularly in Asia and Europe, which exposes us to business, political and economic changes that could negatively impact our future sales, expenses and financial condition. For fiscal 2013, sales of our products to foreign customers accounted for approximately 78.0% of our net sales. As of December 31, 2013, we employed approximately 1,700 employees in Europe and Asia.

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

Also, potential interest rate increases, as well as high energy and other consumer costs, could have an adverse impact on industrial and consumer spending patterns and could adversely impact demand for our products and the products which contain our materials.

While a substantial portion of our cash is generated outside the U.S., we require a significant amount of cash in the U.S. to address our operating requirements, the funding of acquisitions, debt and interest payments and other business expenditures. If we are unable to address our U.S. cash requirements through our U.S. operations cash flows, by efficient and timely repatriations of overseas cash, through borrowings under our current credit facility or from other sources of cash obtained at an acceptable cost, our business strategies and operating results could be adversely affected.

We are also subject to the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the U.S. and its allies. Other business risks associated with international operations include, but are not limited to, increased managerial complexities; air transportation disruptions; expropriation; currency controls; additional costs related to foreign taxes, tariffs and freight rate increases; exposure to different business practices and differing legal standards, particularly with respect to price protection and data privacy; intellectual property and environmental compliance; trade and travel restrictions; pandemics; import and export license requirements and restrictions; difficulties in staffing and managing worldwide operations; longer accounts receivable cycles and collections; and unexpected changes in regulatory requirements. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added tax, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organization and capital structure may limit our ability to transfer funds between countries, particularly into the United States, without incurring adverse tax consequences.

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

We use certain key raw materials in our manufacturing processes, including, but not limited to, copper and certain types of resins, ceramic materials and chemicals, all of which could be subject to price volatility due to availability, demand and global monetary policies. In addition, these materials are often obtained from single or limited sources that expose us to price increases, material shortages and increase the potential for inconsistent incoming material quality. Any inability to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse effect on our operating results.

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

In 2011, we purchased Curamik, an acquisition that required a significant level of investment. This required borrowing funds through our credit facility, which created long-term debt and made us subject to the various covenant requirements contained in the related credit agreement. Certain risks are inherent in any acquisition, such as the risk that the acquisition may not be accretive to our business or perform to our expectations going forward and that revenue opportunities, cost savings and other anticipated synergies will not be fully realized. In addition, there are particular risks related to Curamik itself, including, but not limited to, the following: a decline in sales to certain key customers; the cyclical nature of the semiconductor industry and the impact of that cyclicality on sales and profits; the strict nature of labor laws in Germany and the impact on our ability to manage costs and react to downturns in the market; and increased exposure to significant fluctuations in raw material and commodity costs, particularly copper, which is a key component in Curamik's manufacturing process.

We also continually review our current business and product portfolio to attempt to maximize our business performance. We may in the future deem it appropriate to pursue the divestiture of product lines or businesses as conditions dictate. These strategic decisions could have a potential negative impact on our business. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products that we offer. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of any divestiture transaction, our financial position, results of operations and cash flows could be negatively impacted.

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

We are currently engaged in proceedings involving a superfund site, as a participant in a group of potentially responsible parties (PRPs). Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRPs, and our share of the alleged contributions of waste to the sites, which we believe is de minimis. We are also involved in the remediation of certain polychlorinated biphenyl (PCB) contamination at our Woodstock, Connecticut manufacturing facility. In addition, Rogers Corporate Headquarters located in Rogers, CT has entered into the Voluntary Corrective Action program with the Connecticut Department of Energy & Environmental Protection (DEEP) to meet the RCRA (Resource Conservation Recovery Act) Corrective Action program requirements related to potential contamination at its site in Rogers, CT.

Further, we are involved in certain asbestos-related product liability litigation. The level of such litigation has escalated in certain U.S. states in recent years and involves hundreds of companies that have been named as defendants. At December 31, 2013, there were 362 claims pending against us. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We believe we have sufficient insurance to cover the majority of costs related to these claims and that we have valid defenses to the majority of these claims and intend to defend ourselves vigorously in these matters. However, there can be no assurances that the ultimate resolution of these matters will be consistent with our expectations and will not have a material adverse effect on us. For further information, see Item 3 Legal Proceedings and Note 15 in Item 8 Financial Statements and Supplementary Data of this Form 10-K.

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

New climate change regulations could require us to change our manufacturing processes worldwide or obtain substitute materials that may cost more or be harder to procure for our manufacturing operations. In addition, new restrictions on carbon dioxide or other greenhouse gas emissions could result in additional costs for us. The cost of complying, or of failing to comply, with these and other climate change and emissions regulations could have an adverse effect on our business plans and results of operations.

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

In the first quarter of 2011, we borrowed $145.0 million against our existing line of credit to finance our strategic acquisition of Curamik. At December 31, 2013, we have $77.5 million of outstanding debt remaining out of a total credit facility of approximately $265 million. Our ability to make payments of principal and interest on our indebtedness when due depends upon the cash flows generated from our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things, seek additional financing in the debt or equity markets; refinance or restructure all or a portion of our indebtedness; sell selected assets; reduce or delay planned capital expenditures; or reduce or delay planned operating expenditures. Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms. In addition, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete;

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

Our current credit facility imposes, and future debt instruments to which we may become subject may impose, certain restrictions that limit our ability to engage in activities that could otherwise benefit the Company, including undertaking certain transactions, creating certain credit liens on our assets and incurring certain subsidiary indebtedness, among others. Our ability to comply with these financial restrictions and covenants is dependent on the cash flows generated from our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, as further discussed in this Item 1A. In addition, our credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit facility and we do not obtain appropriate waivers, our operations may be negatively impacted by the consequences of such breaches, including the declaration of any outstanding indebtedness to be immediately due and payable.

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

The requirements to evaluate goodwill, non-amortizable assets and other investments for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

We are required to perform an impairment review of goodwill, non-amortizable intangible assets and other investments on an annual basis, or when facts and circumstances surrounding such assets indicate that a potential impairment may have occurred. In 2013, we did not have an impairment of our goodwill or non-amortizable intangible assets. However, in the fourth quarter of 2013, management believed, based on a financing transaction that closed in the fourth quarter of 2013, that our investment in Solicore had become impaired. As a result, this investment went through an evaluation process and we recognized an impairment of $4.6 million on our investment in Solicore in the fourth quarter of 2013. See Note 17, Restructuring and Impairment for further detail on this impairment charge. Going forward, there can be no assurances that future impairments of goodwill, non-amortizable intangible assets or other investments will not occur. Any impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.
Our stock price may be volatile.

The market price of our common stock has fluctuated widely from the beginning of fiscal year 2013 through the end of fiscal year 2013, with our stock price reaching a high of $63.00 per share and a low of $37.20 per share during that time period. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include, but are not limited to, the following:

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

We also sponsor a limited number of defined benefit pension plans that cover certain employees. Our costs of providing defined benefit pension plans have risen dramatically over the past few years, and are dependent upon a number of factors and assumptions that drive our projected liabilities and annual expenses, such as discount rates, the actual and projected rates of return on the plans' assets, governmental regulation, global equity prices, portfolio composition and our required and/or voluntary contributions to the plans. Changes in assumptions, the ability to grow our pension investments over time to increase the value of the plans' assets, and other factors relating to worldwide and domestic economic trends and financial market conditions, could all have a negative impact on our pension plans, which could result in an increase in our pension liabilities, a reduction in the funded status of our plan, increases in annual expense recognized related to the plans, and requirements to increase funding for some or all of our defined benefit pension plans, among other factors, all of which could negatively impact our operations and financial condition.

To mitigate some of these risks, we amended our U.S. defined benefit pension plans during 2013 and participants will no longer accrue benefits under such plans, effectively freezing the plans going forward. While the risks outlined above will remain in force, the freezing of the plans will reduce overall risk, as we will no longer accrue new (annual) benefit obligations, thus reducing projected future liabilities and annual plan expenses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2013, we operated various manufacturing facilities and sales offices throughout the United States, Europe and Asia. The following table provides certain information about our principal general offices and manufacturing facilities:

Location	Floor Space (Sq Ft)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Windham, Connecticut	88,000	Formerly Manufacturing	Owned
Burlington, Massachusetts	5,000	R&D Lab and Office Space	Leased through 2/17*

Europe
Ghent, Belgium	114,000	Manufacturing	Owned
Evergem, Belgium	77,000	Manufacturing	Owned
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Leased through 6/21
Budapest, Hungary	25,000	Manufacturing	Leased through 2/19

Asia
Suzhou, China	324,000	Manufacturing	Owned
Suzhou, China	170,000	Manufacturing / Administrative Offices	Owned
Suzhou, China	130,000	Manufacturing	Owned
Suzhou, China	92,000	Manufacturing	Owned
Ansan, Korea	40,000	Manufacturing	Leased through 10/14
Suzhou, China	30,000	Manufacturing	Owned
Tokyo, Japan	3,094	Sales Office	Leased through 1/14
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/14
Hwasung City, Korea	1,000	Sales Office	Leased through 8/14
Singapore	1,000	Sales Office	Leased through 12/14
Shanghai, China	1,000	Sales Office	Leased through 1/15
Shenzhen, China	1,000	Sales Office	Leased through 5/14
Beijing, China	1,000	Sales Office	Leased through 5/15

* This lease commences when the property is turned over to Rogers Corporation which has not occurred to date. The anticipated commencement date of the lease is February 26, 2014.

Item 3. Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million.  We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2013, which approximates our share of the low end of the estimated liability range.  We believe we are a de minimis participant at this site and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
In the fourth quarter of 2011, the United States Environmental Protection Agency (EPA) notified us that we were a PRP for the cleanup of the Omega Chemical Corporation Superfund Site in Los Angeles County, California.  In the first quarter of 2012, we were notified that we were no longer a PRP related to this superfund site.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut.  The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the surrounding groundwater, which we addressed in 2011 with the installation of a pump and treat system. Additional PCB contamination was uncovered at the facility in the original buildings, courtyards and surrounding areas, including an on-site pond. Remediation activities on the original buildings and courtyards were completed in 2013.
We have spent a total of approximately $1.9 million in remediation and monitoring costs related to these PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.

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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2013, there were 362 pending claims compared to 319 pending claims at December 31, 2012.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial - in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 362 claims pending as of  December 31, 2013,  69 claims do not specify the amount of damages sought,  291 claims cite jurisdictional amounts, and only two (2) claims (less than 1.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these two (2) claims, one (1) claim alleges compensatory and punitive damages of $20 million each and one (1) claim alleges punitive damages of $20 million. These two (2) claims name 21 and 29 defendants, respectively.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011, 2012 and 2013 was significantly higher than in 2010.  These new lawsuits are reflected in reports of the National Economic Research Associates, Inc. ("NERA") and Marsh UA Inc. ("Marsh") reports. (See "Impact of Financials Statements" section below.)

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained dismissals of many of these claims. For the year ended December 31, 2013, 115 claims were dismissed and twenty-three (23) were settled. For the year ended December 31, 2012, we were able to have 93 claims dismissed and settled sixteen (16) claims.   The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $4.8 million for the year ended December 31, 2013, compared to $6.3 million for the year ended December 31, 2012 and such settlement amounts were paid by our insurance carriers.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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
Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary, umbrella and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  We located primary policies for all such years except for the early 1960s. With respect to this period, we entered into an arrangement with ACE Property & Casualty Insurance Company in 2005, pursuant to which we and they share in asbestos liabilities allocable to such period. We have located umbrella or excess layer policies for all such years except for the period from May 18, 1961 to May 18, 1964. Where appropriate, carriers were put on notice of the litigation.  Marsh USA, Inc., also known as Marsh Risk Consulting (Marsh), a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims, has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with certain industry practices, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement
To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims.  The current cost sharing agreement between us and such insurance carriers is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted.  This agreement, which replaced an older agreement which had expired, can be terminated by election of any party thereto after January 25, 2015. Absent any such election, the agreement will continue until a party elects to terminate it.
In 2013, the primary layer insurance policies providing coverage for the January 1, 1966 to January 1, 1967 period exhausted. The cost sharing agreement contemplates that any excess carrier over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess carrier providing coverage for the period set forth above is currently providing applicable insurance coverage in accordance with the allocation provisions of the cost sharing agreement, but has not yet signed that agreement.

•	Impact on Financial Statements
The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from five years to ten years. We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Also, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base our projections. Further, we determined that a ten year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2013, the estimated liability and estimated insurance recovery for the ten-year period through 2023 was $59.7 million and $57.1 million, respectively. For sensitivity purposes, if the forecast period were to be decreased to five years, the projected liability and related insurance recovery would be $34.9 million and $33.6 million, respectively. Further, we determined if the forecast period were increased to fifteen years, the projected liability and related insurance recovery would be $77.2 million and $73.2 million, respectively.

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

Other Environmental and General Litigation

•
In the second quarter of 2010, the CT DEEP contacted us to discuss a disposal site in Killingly, Connecticut.  We undertook internal due diligence work related to the site to better understand the issue and our alleged involvement. As a matter of procedure, we have submitted an insurance claim for the disposal site, but we currently do not know the nature and extent of any alleged contamination at the site, how many parties could be potentially involved in any remediation, if necessary, or the extent to which we could be deemed a potentially responsible party.  CT DEEP has not made any assessment of the nature of any potential remediation work that may be done, nor have they made any indication of any potential costs associated with such remediation.  Therefore, based on the facts and circumstances known to us at the present time, we are not able to estimate the probability of incurring a contingent liability related to this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time. We continually monitor this situation and are in correspondence with the CT DEEP as appropriate.  When and if facts and circumstances related to this mater change, we will review our position and our ability to estimate the probability of any potential loss contingencies, as well as the range of any such potential exposure.

•
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP).  As part of this program, we have had conversations with the CT DEEP to begin to determine if any corrective actions need to be taken at the site related to any potential contamination issues. We are currently in the early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand any potential issues. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found.  Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for the alleged improper termination of our relationship. The sales agent/distributor seeks compensation for the terminated relationship. At this point in time, we are very early in the process and can not reasonably assess the probability of an unfavorable outcome related to this matter, nor reasonably estimate any potential contingent liability based upon the facts and circumstances known to us at this time. As such, no reserve has been established for this matter at this time.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 4, 2014, we had 511 shareholders of record. On the same date, the trading price of our common stock closed at $57.88 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two fiscal years on a per share basis:

	2013		2012
	High	Low	High	Low
Fourth	$63.00	$56.47	$50.09	$38.39
Third	60.97	46.90	44.55	34.61
Second	48.80	37.20	41.24	35.87
First	51.96	46.31	42.29	32.19

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2013 and 2012. We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income. We are also currently restricted in our ability to pay dividends under our current, amended credit agreement (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K), in that we cannot make cash dividend payments if a default or event of default has occurred and is continuing or would result from the cash dividend payment.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Sales and Income From Continuing Operations

Net sales	$537,482	$498,761	$548,341	$373,230	$286,777
Income (loss) before income taxes	48,885	22,650	55,768	44,401	(16,555)
Income (loss)	37,659	69,134	44,250	38,551	(59,185)

Per Share Data From Continuing Operations

Basic	$2.19	$4.21	$2.76	$2.44	$(3.77)
Diluted	2.12	4.07	2.64	2.41	(3.77)
Book value	31.11	25.68	20.85	20.87	18.61

Financial Position From Continuing Operations

Current assets	$377,707	$306,190	$264,789	$220,590	$163,391
Current liabilities	90,040	84,502	78,558	65,246	42,802
Ratio of current assets to current liabilities	4.2 to 1	3.6 to 1	3.4 to 1	3.4 to 1	3.8 to 1

Cash, cash equivalents and short-term investments	$191,884	$114,863	$79,728	$80,321	$58,137
Working capital	287,667	221,688	186,231	155,344	120,589
Property, plant and equipment, net	146,931	149,017	148,182	118,804	121,812
Total assets	806,534	759,278	676,785	482,598	405,327
Long-term debt and lease obligation less current maturities	67,170	84,442	122,610	—	—
Shareholders’ equity	555,527	434,152	338,256	330,532	292,950
Long-term debt as a percentage of shareholders’ equity	12.1%	19.4%	36.2%	—	—

Other Data
Depreciation and amortization from continuing operations	$26,351	$27,130	$26,308	$15,700	$17,212
Research and development expenses from continuing operations	21,646	19,311	21,530	17,754	17,301
Capital expenditures from continuing operations	16,859	23,774	21,316	12,241	12,087
Number of employees (average)	2,500	2,441	2,566	1,940	1,735
Net sales per employee (in thousands)	$215	$204	$214	$192	$165
Number of shares outstanding at year end	17,854,506	16,904,441	16,220,648	15,841,341	15,743,491

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

In the following discussion and analysis, we sometimes provide financial information that was not prepared in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that this non-GAAP information provides meaningful supplemental information regarding the Company's performance by excluding certain expenses that are generally non-recurring or otherwise may not be indicative of the core business operation results. In general, the Company believes that the additional non-GAAP financial information provided herein is useful to management and investors in assessing the Company's historical performance and for planning, forecasting and analyzing future periods. However, non-GAAP information has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, financial information prepared in accordance with GAAP. Any time we provide non-GAAP information in the following narrative we identify it as such and in close proximity provide the most directly comparable GAAP financial measure as well as the information necessary to reconcile the two measures.

Forward Looking Statements
Certain statements in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management's expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the uncertain outlook for global economic growth, particularly in several of our key markets; uncertainty regarding resolution of the United States fiscal cliff and debt ceiling issues; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions and divestitures may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the possibility that changes in technology or market requirements will reduce the demand for our products; the possibility of significant declines in our backlog; the possibility of breaches of our information technology infrastructure; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility of adverse effects resulting from the expiration of issued patents; the possibility that we may be required to recognize impairment charges against goodwill, non-amortizable assets and other investments in the future; the possibility of increasing levels of excess and obsolete inventory; increases in our employee benefit costs could reduce our profitability; the possibility of work stoppages, union and work council campaigns, labor disputes and adverse effects related to changes in labor laws; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials, labor, transportation and utilities; changes in environmental and other governmental regulation which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in Item 1A, Risk Factors, in this Form 10K.
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

Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company - continued growth of the internet and the variety of ways in which it can be accessed, expansion of mass transit, and further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets.  We will continue to focus on business opportunities and invest in expansion around the globe.  Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selective markets.  To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.
2013 Executive Summary
In 2013, Rogers continued its transformation into a more agile, innovative and market driven organization. We experienced strong sales growth, particularly in the Power Electronics Solutions and Printed Circuit Materials operating segments, and were able to leverage this growth into stronger profitability as a result of the streamlining activities that were initiated in 2012. Rogers' core management team is now in place, and we are beginning to see the results of all the work that has already gone into realigning the Corporation both internally and externally to better service our customers and markets. We are continuing to work to improve the Corporation and have launched significant projects targeted at improving our infrastructure, particularly our information systems and manufacturing planning capabilities. We are also looking for new ways to grow, both organically through a combination of new product launches, new market applications, and geographic expansion, as well as externally through targeted acquisitions and technology initiatives. We announced the opening of the Rogers Innovation Center, a partnership with Northeastern University, that will focus on the long-term development of new technology platforms that we believe will be another opportunity to provide the future growth we are working to secure. We believe that the recent actions taken to transform Rogers will provide a solid base for us to achieve our strategic goals and to increase value for our shareholders.
From a results perspective, we achieved net sales of $537.5 million in 2013, an increase of 7.8% from $498.8 million in 2012. This strong rebound in 2013 can be primarily attributed to the growth in the Printed Circuit Materials (PCM) operating segment of 14.2% from $161.9 million in 2012 to $184.9 million in 2013 and in the Power Electronics Solutions (PES) operating segment of 19.7% from $134.3 million in 2012 to $160.7 million in 2013. At PCM, these increases were driven by significant growth in global telecommunications infrastructure capacity in both 3G and 4G base stations and antenna systems, as well as other new application areas such as automotive radar systems. At PES, these increases were driven by a significant rebound in demand for energy efficient motor drives, as well as the return of rail and solar power investment projects. These increases were partially offset by a 6.3% decline in sales in the High Performance Foams operating segment from $179.4 million in 2012 to $168.1 million in 2013. This decline was driven by lower demand in mobile device applications, specifically in the tablet segment due in part to design changes and shifting market dynamics. However, significant progress was made in penetrating new opportunities in the consumer and general industrial segments where we continue to expand sales through application, technology and geographic expansion.
From an operating results perspective, we achieved $49.3 million in operating income during 2013, a 92.0% improvement over the $25.7 million achieved in 2012. 2013 and 2012 operating results included approximately $12.6 million and $19.7 million of special charges, respectively. The 2013 special charges were related to the impairment of an investment in Solicore (see Footnote 9 - Investment) and severance related charges, while the 2012 special charges were related primarily to the various streamlining and restructuring activities that took place during the year. Excluding these charges, operating results improved as a percentage of sales by 240 basis points from 9.1% in 2012 to 11.5% in 2013. These increases can be attributable both to the increased volumes achieved in 2013 as compared to 2012, as well as the increased operating leverage we now enjoy as a result of the streamlining initiatives that began in 2012.
Going forward, we expect to experience continued success in our core markets, with pockets of pressure particularly in the mobile internet device market, as we expect rapid technology advancements as well as increased competition to put pressure on our sales volumes and profitability. However, we do believe many opportunities for growth exist, particularly as we expand our presence across new markets and regions, as well as further diversify our product portfolio in the markets we serve today.

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Gross margins	34.9%	31.8%	32.6%

Selling and administrative expenses	19.8%	20.0%	18.9%
Research and development expenses	4.0%	3.9%	3.9%
Restructuring and impairment charges	2.6%	2.8%	0.1%
Operating income (loss)	9.2%	5.1%	9.7%

Equity income in unconsolidated joint ventures	0.8%	1.0%	1.0%
Other income (expense), net	—	—	0.4%
Realized investment gain (loss)	(0.6)%	(0.7)%	—
Interest income (expense), net	(0.6)%	(0.9)%	(0.9)%
Gain on acquisition or disposal	—	—	—
Income (loss) from continuing operations before income taxes	9.1%	4.5%	10.2%

Income tax expense (benefit)	2.1%	(9.3)%	2.1%

Income (loss) from continuing operations	6.9%	13.8%	8.1%

2013 vs. 2012

Net Sales

Net sales in 2013 were $537.5 million, a 7.8% increase from $498.8 million of sales in 2012. The increase in net sales in 2013 is primarily related to the significantly improved performance of the Power Electronics Solutions operating segment, which experienced a 19.7% increase in net sales from $134.3 million in 2012 to $160.7 million in 2013, and the Printed Circuit Materials operating segment, which achieved a 14.2% increase in net sales from $161.9 million in 2012 to $184.9 million in 2013. These increases were partially offset by a 6.3% decline in net sales in the High Performance Foams operating segment from $179.4 million in 2012 to $168.1 million in 2013. See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin

Gross margin increased by approximately 310 basis points from 31.8% in 2012 to 34.9% in 2013. 2013 results included approximately $0.9 million of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these special charges, non-GAAP gross margin improved by approximately 330 basis points from 31.8% in 2012 to 35.1% in 2013. The primary driver of the improvement in gross margin was the increased sales volumes achieved during 2013, which contributed approximately 70 basis points to the improvement, as well as the impact from streamlining activities, which contributed an additional 20 basis point improvement to our overall results. The remaining net improvement of 240 basis points is attributable primarily to efficiencies in the production process that enabled us to absorb lower cost, incremental manufacturing capacity through our existing manufacturing base while continuing to implement improvements in supply chain, product quality and procurement.

Selling and Administrative Expenses

Selling and administrative (S&A) expenses were $106.4 million in 2013, an increase of 6.7% from $99.7 million in 2012. 2013 results included approximately $1.3 million of special charges comprised of $0.6 million in costs related to the move of certain manufacturing operations from the Power Electronic Solutions manufacturing facility is Eschenbach, Germany to a lower cost facility in Hungary and $0.7 million of other severance related charges. 2012 results included approximately $5.8 million of special charges comprised primarily of a $2.9 million charge taken as a result of increasing the forecast period on asbestos related liabilities from 5 to 10 years during the fourth quarter of 2012, as well as a $2.0 million charge related to the settlement of a pension obligation with the former Chief Executive Officer of the Company. Excluding these charges, selling and administrative expense increased from $93.8 million in 2012 to $105.0 million in 2013. As a percentage of sales, excluding special charges, non-GAAP selling and administrative expenses increased from 18.8% in 2012 to 19.5% in 2013. The overall increase in expenses is due to a variety of factors, including $9.3 million of incremental incentive and equity compensation costs, as there was no incentive compensation during 2012 due to the decline in results as compared to 2011, and $1.6 million of higher amortization expense related to Curamik intangible assets as the amortization expense is based on the expected future cash flows related to the respective assets, which results in some year to year volatility. These increases were partially offset by cost savings of approximately $5.7 million primarily related to changes in the defined benefit pension plans and the streamlining initiatives initiated in 2012 and 2013. The remaining net increases is primarily attributable to incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting - expenditures all targeted at better positioning the Company for future growth.

Research and Development Expenses

Research and development (R&D) expenses were $21.6 million in 2013, an increase of 12.1%, from $19.3 million in 2012. As a percentage of sales, R&D expenses were 4.0% in 2013 and 3.9% in 2012. The increase in R&D expenditures is consistent with our long term strategic plan of investing up to 6% of net sales back into R&D activities. In the past year, we have made concerted efforts to begin realigning our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to build our short term technology needs, as well as increasing investments directed at developing new platforms and technologies that are focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts that will create the Rogers Innovation Center on their campus.

Restructuring and Impairment Charges

Restructuring and impairment charges were $10.4 million in 2013 as compared to $14.1 million in 2012. In 2013, these charges were comprised primarily of the following: (i) $4.6 million related to the impairment charge on the investment in Solicore, Inc. , (ii) $4.2 million of severance and related charges as a result of additional streamlining initiatives as well as changes to the executive management team, and (iii) a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans. In 2012, these charges were comprised primarily of the following: (i) $7.1 million in severance related charges resulting from the streamlining initiatives that took place throughout the year, including the early retirement program implemented in the first quarter of 2012; (ii) approximately $2.3 million related to the shut-down of the Bremen manufacturing facility in Germany and relocation of certain production to the manufacturing facility in Carol Stream, Illinois; and (iii) $3.8 million in severance related charges resulting from actions taken to move the final inspection operations of Curamik from Germany to Hungary.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was $4.3 million in 2013, a decrease of 8.8% from $4.7 million in 2012. The decline was primarily due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 22.2% year over year, as well as the generally softer demand across most of the joint venture end markets.

Other Income (Expense), Net

Other income (expense), net was expense of $1.2 million in 2013 as compared to expense of $0.2 million in 2012. 2013 results included approximately $0.7 million of unfavorable mark to market adjustments related to copper hedging contracts and approximately $0.3 million related to unfavorable foreign currency translation adjustments. 2012 results included approximately $1.0 million of unfavorable foreign currency translation adjustment, partially offset by a $1.7 million gain from the sale of certain assets at the Arizona and Bremen, Germany manufacturing facilities.

Realized Investment Gain (Loss)

Realized investment gain (loss) represents the portion of the auction rate security impairment that relates to credit losses and is required to be recorded in the consolidated statements of income (loss). There was no loss recognized in 2013 and a loss of $3.2 million recognized in 2012. The 2012 loss was a result of the liquidation of the full auction rate securities portfolio, which resulted in the Company receiving net cash proceeds of approximately $25.4 million.

Interest Income (Expense), Net

Interest income (expense), net was expense of $3.5 million in 2013 as compared to expense of $4.3 million in 2012. This expense relates to the interest expense on our long-term debt, as well as the interest expense on the long term obligation related to the leased Power Electronic Solutions manufacturing facility in Eschenbach, Germany. The overall decline in the expense is driven by the decline in long term debt during 2013 as we paid down the facilities by $20.5 million from $98.0 million at December 31, 2012 to $77.5 million at December 31, 2013.

Income Tax Expense (Benefit)
Our effective tax rate was 23.0% in 2013 and (205.2)% in 2012. In both 2013 and 2012, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and also benefited from favorable tax rates on certain foreign business activity. In 2013, the rate was primarily impacted by the following items: (i) 5.3% benefit related to the lapse of statute in accordance with applicable accounting guidance; and (ii) 6.8% benefit related to foreign source income which is taxed at lower rates than income generated in the U.S. In 2012, the rate was primarily impacted by the following items: (i) 232.5% benefit related to the reversal of the valuation allowance on the U.S. deferred tax assets; and (ii) 16.1% benefit related to foreign source income which is taxed at lower rates than income generated in the U.S.
In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets as we concluded that we did not have sufficient evidence to support the position that these assets would be utilized in the future. This conclusion was reached primarily due to the presence of recent cumulative losses in the U.S. and upon consideration of all other available evidence, both positive and negative, using a “more likely than not standard” in accordance with applicable accounting guidance. As of the end of the third quarter of 2012, we concluded that a valuation allowance against these assets is no longer necessary as we are no longer in, nor are we expecting to be in, a cumulative loss in the foreseeable future. Also, in appropriate circumstances we have the opportunity to undertake a tax planning strategy to ensure that our deferred tax assets do not expire unutilized. This strategy is based upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our deferred tax assets before they expire. We would undertake such a strategy to realize these deferred tax assets prior to expiration only if we determined it was reasonable, prudent, and feasible. This, along with other positive evidence, such as our recent history of positive taxable income, led us to conclude in 2012 that it is more likely than not that we will ultimately be able to realize our deferred tax assets.

We currently have a $1.0 million net operating loss in one of our Chinese entities that will begin to expire in 2017. We believe that we will generate sufficient taxable income in China such that this carryforward should be fully realized.

Backlog

The backlog of firm orders was $50.5 million at December 31, 2013, as compared to $43.3 million at December 31, 2012. The increase at the end of 2013 was primarily related to the Power Electronics Solutions and Printed Circuit Materials operating segments, which experienced an increase in backlog of $3.6 million and $3.7 million, respectively, at December 31, 2013 as compared to December 31, 2012.

2012 vs. 2011

Net Sales

Net sales in 2012 were $498.8 million, a 9.0% decrease from $548.3 million of sales in 2011. The decline in sales in 2012 is primarily related to the performance of the Power Electronics Solutions operating segment, which experienced a 25.5% decrease in sales from $180.2 million in 2011 to $134.3 million in 2012. Sales in the Printed Circuit Materials operating segment also declined slightly, from $166.4 million in 2011 to $161.9 million in 2012. These declines were partially offset by a slight increase in sales in the High Performance Foams operating segment from $177.6 million in 2011 to $179.4 million in 2012. See “Segment Sales and Operations” below for further discussion on segment performance.

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

Restructuring and Impairment Charges

Restructuring and impairment charges were $14.1 million in 2012 as compared to $0.4 million in 2011. In 2012, these charges were comprised primarily of the following: (i) $7.1 million in severance related charges resulting from the streamlining initiatives that took place throughout the year, including the early retirement program implemented in the first quarter of 2012; (ii) approximately $2.3 million related to the shut-down of the Bremen manufacturing facility in Germany and relocation of certain production to the manufacturing facility in Carol Stream, Illinois; and (iii) $3.8 million in severance related charges resulting from actions taken to move of the final inspection operations of Curamik from Germany to Hungary. The 2011 charge relates to the write down to fair value of a dormant facility located in Richmond, Virginia. This facility was sold in the second quarter of 2012.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was $4.7 million in 2012, a decrease of 13.0% from $5.5 million in 2011. The decline was driven primarily by the softening in certain domestic and export markets in Japan, particularly in LCD televisions, domestic mobile phones and general industrial applications.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.2 million in 2012 and income of $1.9 million in 2011. The 2011 results included a gain of $1.9 million on the sale of a building in China. Excluding this gain, results were relatively consistent year over year.

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

Interest Income (Expense), Net

Interest income (expense), net was an expense of $4.3 million in 2012 as compared to an expense of $4.9 million in 2011. This expense relates to the interest expense on our long-term debt, as well as the interest expense on the long term obligation related to the leased facility in Eschenbach, Germany that contains most of the Curamik manufacturing operations. The overall decline in the expense is driven by a decline in the long term debt during 2012, as we paid down the facilities by $24.5 million from $122.5 million at December 31, 2011 to $98.0 million at December 31, 2012.

Income Tax Expense (Benefit)
Our effective tax rate was (205.2%) in 2012 and 20.7% in 2011. In both 2012 and 2011, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during the year and also benefited from favorable tax rates on certain foreign business activity. In 2012, the rate was primarily impacted by the following items: (i) 232.5% benefit related to the reversal of the valuation allowance on the U.S. deferred tax assets; and (ii) 16.1% benefit related to foreign source income which is taxed at lower rates than income generated in the U.S. In 2011, the rate was primarily impacted by the following items: (i) 8.3% benefit related to the international tax rate differential; (ii) 3.6% benefit related to changes in the valuation allowance on the U.S. deferred tax assets; (iii) 1.8% benefit related to foreign source income that is taxed at lower rates than income generated in the U.S.; and (iv) 1.5% benefit from other general business credits.

In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets as we concluded that we did not have sufficient evidence to support the position that these assets would be utilized in the future. This conclusion was reached primarily due to the presence of recent cumulative losses in the U.S. and upon consideration of all other available evidence, both positive and negative, using a “more likely than not standard” in accordance with applicable accounting guidance. As of the end of the third quarter of 2012, we concluded that a valuation allowance against these assets is no longer necessary as we are no longer in, nor are we expecting to be in, a cumulative loss in the foreseeable future. Also, in appropriate circumstances we have the opportunity to undertake a tax planning strategy to ensure that our deferred tax assets do not expire unutilized. This strategy is based upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our deferred tax assets before they expire. We would undertake such a strategy to realize these deferred tax assets prior to expiration only if we determined it was reasonable, prudent, and feasible. This, along with other positive evidence, such as our recent history of positive taxable income, led us to conclude in 2012 that it is more likely than not that we will ultimately be able to realize our deferred tax assets.

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

Backlog

The backlog of firm orders was $43.3 million at December 31, 2012, as compared to $33.1 million at December 31, 2011. The increase at the end of 2012 was primarily related to the Power Electronics Solutions operating segment, which experienced an increase in backlog of $10.7 million at December 31, 2012 as compared to December 31, 2011.

Segment Sales and Operations
Core Strategic
High Performance Foams

(Dollars in millions)
	2013	2012	2011
Net sales	$168.1	$179.4	$177.6
Operating income (loss)	22.3	25.7	28.3
The High Performance Foams (HPF) operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of markets for diverse applications such as portable communications, consumer electronics and mass transit markets for gaskets, sealing, and cushioning applications.
2013 vs. 2012 - Net sales decreased by 6.3% from $179.4 million in 2012 to $168.1 million in 2013. This decline in net sales was driven primarily by a 12.7% decline in net sales into the mobile internet device market, as market dynamics negatively impacted volumes. Specifically, the introduction of smaller tablet devices, material utilization improvements by our customers, a shift in market share within our customer base, and the adoption of new technologies allowing thinner form factors all contributed to the declines in this rapidly changing market. The decrease was partially offset by a 1.4% increase into the consumer and general industrial markets, where demand remained strong for our foam products.
Operating income declined by 13.2% from $25.7 million in 2012 to $22.3 million in 2013. 2013 results included approximately $3.3 million of special charges comprised primarily of $1.5 million in severance charges and a $1.6 million allocation related to the impairment of the Solicore investment. 2012 results included approximately $7.8 million of special charges, including $3.2 million related to the shutdown of the silicone foams manufacturing facility in Bremen, Germany, $2.2 million of net severance related charges as a result of our streamlining initiatives, $0.7 million in allocated pension settlement charges (as further described in the "Selling and Administrative Expenses" section above) and $1.0 million of allocated asbestos charges (as further described in in the "Selling and Administrative Expenses" section above).  Excluding these special charges, operating income decreased by approximately 23.4% from $33.5 million in 2012 to $25.7 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 15.2%, a 350 basis point decline as compared to the 18.7% achieved in 2012. This decline is primarily attributable to the lower sales volumes in the mobile internet device market, partially offset by improved operating leverage as a result of the streamlining initiatives that began in 2012.

2012 vs. 2011 - Net sales increased by 1.0% from $177.6 million in 2011 to $179.4 million in 2012. This improvement was driven by strong sales of the segment's newest product introduction, PORON® XRD® extreme impact materials for molded applications, which added $3.2 million in incremental sales in 2012, as well as a 10.8% improvement in sales into general industrial applications, including protective cases for mobile internet devices and automotive and hybrid electric vehicles.  These increases were partially offset by lower sales into the wind and solar markets, which declined 40.9% in 2012 as compared to 2011.
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

Printed Circuit Materials

(Dollars in millions)
	2013	2012	2011
Net sales	$184.9	$161.9	$166.4
Operating income (loss)	18.8	8.2	11.1
The Printed Circuit Materials (PCM) operating segment is comprised of high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
2013 vs. 2012- Net sales in 2013 were $184.9 million, an increase of 14.2% from $161.9 million in 2012. The increase in net sales is due primarily to strong demand for PCM materials in mobile internet device applications, which experienced a 176.9% increase in 2013 as compared to 2012, as manufacturers expand the use of our materials in their devices in areas such as antennas. Further, demand in automotive radar applications for Advanced Driver Assistance Systems (ADAS) increased by 74.8% year over year as auto manufacturers continue to adopt this safety feature into their designs. We also experienced a 9.9% year over year increase in net sales for power amplifiers in the base station market driven by the continued global roll-out of 4G-LTE, particularly in China.
Operating income improved to $18.8 million in 2013 as compared to $8.2 million in 2012. 2013 operating income included approximately $2.8 million of special charges comprised primarily of $1.0 million in severance charges and $1.6 million allocation related to the impairment of the Solicore investment. 2012 operating income included approximately $2.3 million of net special charges comprised primarily of $2.9 million in severance charges incurred as part of our overall streamlining initiatives, $0.6 million in charges related to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above), $0.9 million of allocated asbestos charges (as further described in in the "Selling and Administrative Expenses" section above) and $0.5 million of other special charges; partially offset by a one-time benefit of $2.1 million related to inventory valuation adjustments and $0.5 million related to an insurance reimbursement of a previously settled product liability claim.  Excluding these special charges, operating income improved from $10.4 million in 2012 to $21.6 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 11.7%, a 520 basis point improvement as compared to the 6.5% achieved in 2012. This significant improvement was driven by the strong volume increases achieved in this operating segment, as well as the overall improvement in operating leverage driven by the streamlining initiatives that began in 2012.

2012 vs. 2011 - Net sales in 2012 were $161.9 million, a decline of 2.7% from $166.4 million in 2011. The decline was due primarily to a 19.7% decline in sales into high reliability applications, as well as a 21.1% decline into the satellite TV market for LNB (Low Noise Blockdown) converters. These declines were partially offset by a 72.5% increase in sales into the automotive market primarily for radar safety sensor applications, as our laminate products continue to gain traction in the market, as well as a 73.2% increase in sales in new base station antenna applications for communications infrastructure.
Operating income declined by 26.1% from $11.1 million in 2011 to $8.2 million in 2012. 2012 results included approximately $2.3 million of net special charges comprised primarily of $2.9 million in severance charges incurred as part of our overall streamlining initiatives, $0.6 million in charges related to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above), $0.9 million of allocated asbestos charges (as further described in in the "Selling and Administrative Expenses" section above) and $0.5 million of other special charges. These charges were partially offset by a one-time benefit of $2.1 million related to inventory valuation adjustments and $0.5 million related to an insurance reimbursement of a previously settled product liability claim.  2011 results included approximately $1.1 million of special charges primarily associated with its allocated portion of the acceleration of compensation expense related to the change of Chief Executive Officers during the year. Excluding these special charges, operating income decreased by approximately 13.6% from $12.2 million in 2011 to $10.5 million in 2012. This decline is primarily attributable to the decline in sales volumes, as well as the impact from the 15.9% decrease in inventory during the year. These declines were partially offset by lower spending as a result of our streamlining initiatives.
Power Electronics Solutions

(Dollars in millions)
	2013	2012	2011
Net sales	$160.7	$134.3	$180.2
Operating income (loss)	1.1	(12.1)	11.3
The Power Electronics Solutions (PES) operating segment is comprised of two product lines - Curamik direct-bonded copper (DBC) substrates that are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and electrical systems in automobiles, and RO-LINX® busbars that are used primarily in power distribution systems products in mass transit and clean technology applications.
2013 vs. 2012- Net sales increased by 19.7% from $134.3 million in 2012 to $160.7 million in 2013.   This significant recovery in net sales was driven primarily by a 28.4% increase in net sales into clean technology applications with strength across a number of markets, including hybrid and electric vehicles (89.9% increase), solar and wind applications (38.9% increase), and industrial motor drives (9.6% increase). 2013 results highlighted the recovery we have been anticipating in this operating segment since the significant downturns experienced in 2012. We expect the growth rate experienced in 2013 to normalize going forward considering the significant levels of recovery that occurred during 2013 after the recessionary decline experienced in 2012.
Operating results improved from an operating loss of $12.1 million in 2012 to operating income of $1.1 million in 2013. 2013 results included approximately $6.1 million of special charges comprised primarily of $3.8 million of severance related charges, a $1.2 million allocation related to the impairment of the Solicore investment, and $1.1 million related to the start up of inspecting operations in Hungary. 2012 results included approximately $9.2 million of special charges consisting primarily of $6.0 million of severance and related compensation charges, $0.8 million of allocated asbestos costs, and $0.7 million of charges related to the shutdown of manufacturing operations in North America.  Excluding these charges, PES operating results improved from a loss of $2.8 million in 2012 to income of $7.2 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 4.4%, a 650 basis point improvement as compared to the (2.1)% operating loss in 2012. These improvements were driven by the significant volume increases achieved in this operating segment, as well as the overall improvement in operating leverage driven by the streamlining initiatives that began in 2012.
2012 vs. 2011- Net sales declined by 25.4% from $180.2 million in 2011 to $134.3 million in 2012.  This decline was primarily due to a decline in demand in the renewable energy market, particularly in Europe and Asia, as investment in these industries significantly declined during the year. Also contributing to the decline were lower demand in both industrial motor drive applications, as well as a significant slowdown in spending on infrastructure projects in the mass transit market and industrial motor drive applications in 2012 as compared to 2011.  These declines were partially offset by strong sales into the mass transit and automotive markets in North America, which increased in total by 88.4% in 2012 as compared to 2011. Early in the third quarter of 2012, we announced a plan to relocate the final inspection operations from our facility in Eschenbach, Germany to Hungary. The move, which was completed in 2013, is expected to enable more cost effective performance of the inspecting operations.
Operating results declined significantly from operating income of $11.3 million in 2011 to an operating loss of $12.1 million in 2012. 2012 results included approximately $9.2 million of special charges consisting primarily of $6.0 million of severance and related compensation charges, $0.8 million of allocated asbestos costs, and $0.7 million of charges related to the shutdown of manufacturing operations in North America.  Excluding these charges, PES operating loss in 2012 was $2.9 million. This decline in operating performance was due primarily to the lost contribution related to the decline in net sales volumes, partially offset by lower spending as a result of our streamlining initiatives.
Other

(Dollars in millions)
	2013	2012	2011
Net sales	$23.7	$23.2	$24.0
Operating income (loss)	7.1	3.8	2.7
Our Other reportable segment consists of our elastomer rollers and float products, as well as the inverter distribution business.
In the second quarter of 2012, we ceased production of non-woven composite materials products and, in the fourth quarter of 2011, we ceased operations of the Thermal Management Solutions (TMS) operating segment. These operating segments are being treated as discontinued operations and their results are no longer included in this reportable segment. All prior periods have been recast to reflect such changes.
2013 vs 2012- Net sales increased by 2.4% from $23.2 million in 2012 to $23.7 million in 2013. The increase in net sales is due primarily to a 6.7% increase in net sales of elastomer component and float products, partially offset by a 25.7% decline in net sales of inverter products from our legacy Durel business.
Operating results improved by 86.6% from $3.8 million in operating profit in 2012 to $7.1 million in operating profit in 2013. 2013 results included approximately $0.4 million of special charges related primarily to this segment's allocated portion of the Solicore impairment charge and severance charges. 2012 results included approximately $0.5 million of special charges related primarily to allocated severance and pension settlement related costs. Excluding these special charges, operating income improved from $4.3 million in 2012 to $7.4 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 31.4%, a 1,300 basis point improvement as compared to the 18.4% achieved in 2012. This significant improvement was driven by the overall improvement in operating leverage driven by the streamlining initiatives that began in 2012.

2012 vs. 2011 - Net sales declined 3.3% from $24.0 million 2011 to $23.2 million 2012.  The decline in sales is primarily due to a 45.4% decline in sales of inverter products from our legacy Durel business; which was partially offset by a 9.1% increase in sales of elastomer component and float products.
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

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 29 years ago and manufactures high performance PORON urethane foam materials in Japan. 2013 net sales declined by approximately 21.5% as compared to 2012. Approximately 17.2 percentage points of this decline relates to the appreciation of the Japanese Yen against the U.S. dollar as the currency value significantly changed during the period. Excluding the impact of the currency change, net sales declined by approximately 4.4% year over year primarily due to the continued weakness in the Japanese domestic and export markets, particularly LCD TV's, domestic mobile phones and general industrial applications. Sales were relatively flat from 2011 to 2012.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON urethane foam materials in China, began operations in 2004. Net sales declined by approximately 10.4% from 2012 to 2013 and decreased approximately 15.0% from 2011 to 2012. The decline in both of these periods is primarily related to design changes in the mobile internet device market that negatively impacted volumes.

Discontinued Operations
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in 2013. In 2012 and 2011, operating losses of $0.1 million and $6.8 million, net of tax, respectively, were reflected as discontinued operations in the accompanying consolidated statements of income (loss). Net sales associated with the discontinued operations for 2012 and 2011 were $0.1 million and $0.9 million, respectively.  The tax related to the discontinued operations was de minimus for 2013 and 2012 and $0.1 million for 2011.
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million and $4.8 million in 2012 and 2011, respectively. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. In 2013, an operating loss of $0.1 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statement of income (loss), net sales were $0.2 million, and tax related to the discontinued operation was $0.1 million. In 2012 and 2011, operating losses of $0.1 million and $0.4 million, net of tax, respectively, were reflected as discontinued operations in the accompanying consolidated statements of income (loss). The tax related to the discontinued operations was $0.1 million and $0.2 million in 2012 and 2011, respectively.

Product and Market Development

Our research and development team is dedicated to growing our business by developing cost effective solutions that improve the performance of customers' products and by identifying business and technology acquisition opportunities to expand our market presence. Currently, R&D spend is approximately 4% of net sales, however, our long term strategic plan is to invest up to 6% in R&D activities as we work to grow the Company both organically and through external investments.

Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths.  We believe our existing sources of liquidity and cash flows expected to be generated from operations, together with available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months and, we believe, well into the foreseeable future.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement (as defined in the Credit Facilities section which follows), should any issue or strategic opportunities arise.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both near-term operating needs and long-term strategic initiatives.

(Dollars in thousands)
Key Balance Sheet Accounts:	December 31, 2013	December 31, 2012
Cash and cash equivalents	$191,884	$114,863
Accounts receivable	85,126	78,788
Inventory	66,889	73,178
Outstanding borrowing on credit facilities (short term and long term)	77,500	98,000

(Dollars in thousands)
Key Cash Flow Measures:	December 31, 2013	December 31, 2012
Cash provided by (used in) operating activities of continuing operations	$77,167	40,367
Cash provided by (used in) investing activities of continuing operations	(16,979)	1,368
Cash provided by (used in) financing activities of continuing operations	10,657	(8,455)
At December 31, 2013, cash and cash equivalents were $191.9 million as compared to $114.9 million at the end of 2012, an increase of $77.0 million, or approximately 67.1%.  This increase was due primarily to strong cash generated from operations, in addition to $32.4 million received from stock option exercises. These increases in cash were partially offset by cash outlays of $13.0 million in contributions to our defined benefit pension plan; $20.5 million of payments on our debt facility, and $16.9 million in capital expenditures.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	2013	2012	2011
U.S.	$40,058	$26,813	$20,027
Europe	93,764	47,918	35,259
Asia	58,062	40,132	24,442
Total cash and cash equivalents	$191,884	$114,863	$79,728

Cash held in certain foreign locations could be subject to additional taxes if we were to repatriate such amounts back to the U.S. Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.

Working capital was $287.7 million, $221.7 million and $186.2 million in 2013, 2012 and 2011, respectively.

Significant changes in our balance sheet accounts from December 31, 2012 to December 31, 2013 are as follows:

◦
Inventories decreased $6.3 million, or 8.4%, from $73.2 million at December 31, 2012 to $66.9 million at December 31, 2013. This decrease is primarily attributable to our focus on working capital management and lowering inventory levels to better match current demand, as well as our ability to manage our demand in a period of increasing sales volumes.

◦
Long-term asbestos-related insurance receivables increased from $40.1 million at December 31, 2012 to $49.5 million at December 31, 2013 and long-term asbestos-related liabilities increased from $43.2 million at December 31, 2012 to $52.2 million at December 31, 2013. These increases were driven by the most recent long term asbestos forecast that was developed during the fourth quarter of 2013.

◦
Overall, our debt position declined by $20.5 million from $98.0 million at December 31, 2012 to $77.5 million at December 31, 2013 due to payments made on the facilities during 2013. Debt payments included an $8.0 million discretionary payment on the revolving line of credit.

During 2013, $17.0 million of net cash was used for investing activities as compared to $1.4 million of net cash provided by investing activities in 2012 and $145.8 million of net cash used in investing activities in 2011. The investing activities in 2012 included liquidating our auction rate security portfolio which resulted in net proceeds of approximately $25.4 million. For 2011, investing activities included the acquisition of Curamik, net of cash acquired, for $139.8 million. Capital expenditures were $16.9 million, $23.8 million and $21.3 million in 2013, 2012 and 2011, respectively.
Net cash provided by financing activities was $10.7 million in 2013, $8.5 million used in financing activities in 2012 and net cash provided by financing activities were $128.3 million in 2011. 2011 was impacted by the initial draw on the line of credit for $145.0 million to fund the acquisition of Curamik.
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
The Amended Credit Agreement provides for the extension of credit in the form of a $100.0 million term loan (which refinances outstanding borrowings in the amount of $100.0 million from the existing revolving credit line), as further described below; and up to $165.0 million of revolving loans, in multiple currencies, at any time and from time to time until the maturity of the Amended Credit Agreement on July 13, 2016.  We may borrow, pre-pay and re-borrow amounts under the $165.0 million revolving portion of the Amended Credit Agreement; however, with respect to the $100.0 million term loan portion, any principal amounts re-paid may not be re-borrowed.  Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).
Borrowings under the Amended Credit Agreement bear interest based on one of two options.  Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio.  The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; and adjusted London interbank offered (“LIBO”) rate plus 100 basis points.  Euro-currency loans bear interest based on the adjusted LIBO rate plus a spread of 175 - 250 basis points, depending on our leverage ratio. Our current borrowings are Euro-currency based.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) on the unused amount of the lenders’ commitments under the Amended Credit Agreement.

In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement.  The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan.  Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016.  The aggregate mandatory principal payments under the Amended Credit Agreement are as follows:

2011	$2.5	million
2012	$7.5	million
2013	$12.5	million
2014	$17.5	million
2015	$35.0	million
2016	$25.0	million

The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0 and (ii) a minimum fixed charge coverage ratio (FCCR) as defined in the following table:

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

Fixed Charge metrics are detailed in the table below:

Periods	Q4 2012	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Covenant Limit (minimum)	1.25	1.50	1.50	1.50	1.50
Actual FCCR	2.18	2.27	2.06	2.23	2.39
As of December 31, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.00 on the leverage ratio and 2.39 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.5 million, $0.5 million, and $0.5 million for the years ended 2013, 2012 and 2011, respectively.   At December 31, 2013, we have approximately $1.3 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During 2013 and 2012, we made principal payments of $20.5 million and $24.5 million, respectively, on the outstanding debt.  The 2013 payments included a $8.0 million payment on the revolving credit line, which paid the remaining balance of the revolving credit line.
We are obligated to pay $17.5 million on the term loan obligation in 2014. As of December 31, 2013, the outstanding debt related to the Amended Credit Agreement, as amended, consists of $77.5 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of December 31, 2013, we had the following standby letter of credit (LOC) that was backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary, and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at December 31, 2013, and has a fair value of $0.7 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, we believe the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of December 31, 2013 and 2012 was $8.0 million and $8.4 million, respectively.  Depreciation expense related to the capital lease was $0.4 million, $0.4 million and $0.4 million for the years ending December 31, 2013, 2012 and 2011, respectively. Accumulated depreciation as of December 31, 2013 and 2012 was $1.2 million and $0.8 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $2.2 million, $2.9 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We incurred an unused commitment fee of approximately $0.5 million, $0.4 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective through July 2013.  At December 31, 2013, our outstanding debt balance is only made up of the term loan debt which is $77.5 million.  At December 31, 2013, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.5 million , $0.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash paid for interest was $3.1 million, $4.0 million and $4.2 million for 2013, 2012 and 2011, respectively.
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

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2013:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,565	$1,938	$1,936	$653	$38
Capital lease	2,924	316	685	784	1,139
Interest payments on capital lease	3,404	533	1,001	902	968
Inventory purchase obligation	132	132	—	—	—
Capital commitments	1,370	1,370	—	—	—
Pension and retiree health and life insurance benefits (1)	185,148	9,857	18,868	19,727	136,696
Outstanding borrowings on credit facilities	77,500	17,500	60,000	—	—
Interest payments on outstanding borrowings (2)	4,506	2,248	2,258	—	—
Total	$279,549	$33,894	$84,748	$22,066	$138,841

(1)
Pension benefit payments, which amount to $174.3 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $10.8 million, are expected to be paid from operating cash flows.

(2)
Estimated future interest payments are based on (1) rates that range from 0.16% to 1.51%, which take into consideration projected forward 1 Month LIBO rates, (2) a leverage-based spread and (3) the related impact of the interest rate swap.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances when we are made aware of a specific customer's inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve is based on our estimates and takes into consideration historical trends, market conditions and the composition of our customer base. The risk with this estimate is associated with failure to become aware of potential collectability issues related to specific accounts and thereby becoming exposed to potential unreserved losses. Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues. Additionally, we have credit insurance on certain accounts that mitigates some of the risk of loss. Over the past three years, our allowance as a percentage of total receivables has ranged from 1.8% to 2.7%. A 50 basis point increase in our current year allowance to receivable ratio would increase our allowance reserve by approximately $0.4 million.

Inventory Valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We also maintain a reserve for excess, obsolete and slow-moving inventory that is primarily developed by utilizing both specific product identification and historical product demand as the basis for our analysis. Products and materials that are specifically identified as obsolete are fully reserved. In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product. The remainder of the allowance is based on our estimates, and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unexpected decline in current production. We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (LIFO) method. Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 8.6% to 11.2% of gross inventory over the last three years. A one hundred basis point increase to the December 31, 2013 obsolescence reserve would increase the reserve by approximately $1.0 million.

Goodwill and Other Intangibles

We have made acquisitions over the years that included the recognition of goodwill and other intangible assets. Goodwill and indefinite lived intangibles are tested for impairment annually or more frequently if events or changes in circumstances indicate the carrying value may have been impaired. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. Determining the fair value of a reporting unit is subjective and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates, and future market conditions, among others. We test goodwill for impairment using a two-step process. The first step of the impairment test requires a comparison of the implied fair value of each of our reporting units to the respective carrying value. If the carrying value of a reporting unit is less than its implied fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

In 2013, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain. We currently have three reporting units with goodwill and intangible assets - High Performance Foams, Curamik and the Elastomer Components Division (ECD) and the annual impairment test was performed in the fourth quarter of 2013 as has been our historical practice. The HPF, Curamik and ECD reporting units had allocated goodwill of approximately $24.2 million, $82.2 million and $2.2 million, respectively, at December 31, 2013. No impairment charges resulted from these analysis. The excess of fair value over carrying value for these reporting units was 405% for HPF, 30% for Curamik and 200% for ECD. From a sensitivity perspective, if the fair value of these reporting units declined by 10%, the fair value of the HPF reporting unit would exceed its carrying value by approximately 355%, the fair value of the Curamik reporting unit would exceed its carrying value by approximately 17%, and the fair value of the ECD reporting unit would exceed its carrying value by approximately 170%. These valuations are based on a five year discounted cash flow analysis, which utilized a discount rates ranging from 13.0% for HPF and ECD to 14.5% for Curamik and a terminal year growth rate of 3% for all three reporting units.

Intangible assets, such as purchased technology, customer relationships, work force, and the like, are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired, the value of the acquired businesses customer base, as well as the value of its existing work force, among others. These assets are reviewed at least annually, or more frequently, if facts and circumstances surrounding such assets indicate a possible impairment of the asset exists. In 2013, there were no indicators of impairment on any of our other intangible assets.

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically , due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from five years to ten years. We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Also, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base our projections. Further, we determined that a ten year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2013, the estimated liability and estimated insurance recovery for the ten-year period through 2023 was $59.7 million and $57.1 million, respectively. For sensitivity purposes, if the forecast period was decreased to five years, the projected liability and related insurance recovery would be $34.9 million and $33.6 million, respectively. Also, if the forecast period was increased to fifteen years, the projected liability and related insurance recovery would be $77.2 million and $73.2 million, respectively.

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

Legal Contingencies

From time to time we are a defendant in legal matters, including those involving environmental law and product liability (as discussed in more detail above). As required by U.S. GAAP, we determine whether an amount with respect to a loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and the loss amount can be reasonably estimated. Separately, we would analyze any potential insurance proceeds that would be available to offset the claim amounts. Estimates of potential outcomes of these contingencies are developed in consultation with internal and external counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the ultimate outcome of such litigation could be more or less than original estimates. Final resolution of such matters could negatively effect our results of operations, cash flows and financial position.

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit health care plans and a life insurance plan. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, salary growth, long-term rates of return on plan assets, mortality rates, and other factors. The assumptions used were determined as follows: (i) the discount rate used is based on the PruCurve high quality corporate bond index, with comparisons against other similar indices; (ii) the salary growth rate is based on our historical and projected level of salary increases; and (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns. We determine these assumptions based on consultation with outside actuaries and investment advisors. Any changes in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.

The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Note 10 of the Consolidated Financial Statements of this Form 10-K. Each assumption has different sensitivity characteristics. For the year ended December 31, 2013, a 25 basis point decrease in the discount rate would have increased our total pension expense by approximately $0.3 million. This number represents the aggregate increase in expense for the three pension plans: Employees' Pension Plan, Defined Benefit Pension Plan and the Restoration Plan. A 25 basis point decrease in the discount rate would increase the other post-employment benefits (OPEB) expense by about $10,000. A 25 basis point decrease in the expected return on assets would increase the total 2013 pension expense approximately $0.4 million. This number represents the aggregate increase in the expense for the two qualified pension plans. Since the OPEB and Non-qualified plans are unfunded, those plans would not be impacted by this assumption change.

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

Stock-Based Compensation

Stock-based compensation expense associated with stock options, time-based and performance-based restricted stock grants, deferred stock units, and related awards is recognized in the consolidated statements of income (loss). Determining the amount of stock-based compensation expense to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options.

•	Stock Options

Historically, we have used stock options as part of our overall compensation plan for key employees. In recent years, we have not issued stock options and have shifted our equity award program towards time and performance based restricted stock awards. To value stock options, we calculate the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates for the following assumptions:

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3% to all unvested stock-based awards as of December 31, 2013. The rate of 3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

•	Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives.  We currently have awards from 2011, 2012 and 2013 outstanding. These awards cliff vest at the end of a 3 year measurement period, except for 2011 and 2012 grants to those individuals who are retirement eligible during the grant period, as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
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
The 2013 award has two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of the ROIC portion is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award. The assumptions used in the Monte Carlo are as follows:
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

•	Time-Based Restricted Stock
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

•	Deferred Stock Units
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

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we do business. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2013, a 10% increase/decrease in exchange rates would have resulted in an approximate increase/decrease to sales and net income of $20.9 million and $2.6 million, respectively.

•	Interest Rate Risk

During the first quarter of 2011, we borrowed $145.0 million against our existing credit facilities to finance the strategic acquisition of Curamik Electronics GmbH. The interest charged on this credit facility fluctuates with movements in the benchmark LIBO rate. In 2012, to limit exposure to upward movement in interest rates, we entered into an interest rate swap, which became effective in July 2013. This instrument caps exposure to upward movements in rates at 0.752% initially on 65% of the outstanding debt. Any movement in rates above this level would be offset by gains on the interest rate swap. At December 31, 2013, the effective all-in rate of interest on the debt facility was 2.1875% and the amount of debt covered by the swap was 68%. To illustrate, based on the outstanding debt as of December 31, 2013 of $77.5 million, a 100 basis point increase in the LIBO rate would increase the amount of interest expense by $0.8 million, annually. The effects of the interest rate swap would offset the interest expense increase by $.5 million resulting in a net increase of $0.3 million as of December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited the accompanying consolidated statements of financial position of Rogers Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rogers Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 24, 2014

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except for share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$191,884	$114,863
Restricted cash	—	950
Accounts receivable, less allowance for doubtful accounts of $1,655 and $1,773	85,126	78,788
Accounts receivable from joint ventures	1,897	2,142
Accounts receivable, other	2,638	2,297
Taxes receivable	1,578	5,079
Inventories	66,889	73,178
Prepaid income taxes	5,519	4,914
Deferred income taxes	7,271	7,225
Asbestos-related insurance receivables	7,542	8,195
Other current assets	7,363	8,559
Assets of discontinued operations	—	746
Total current assets	377,707	306,936

Property, plant and equipment, net of accumulated depreciation of $222,189 and $205,575	146,931	149,017
Investments in unconsolidated joint ventures	18,463	21,171
Deferred income taxes	44,854	71,439
Pension asset	2,982	—
Goodwill	108,671	105,041
Other intangible assets	49,171	53,288
Asbestos-related insurance receivables	49,508	40,067
Investments, other	507	5,000
Other long-term assets	7,740	8,065
Total assets	$806,534	$760,024

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,534	$16,730
Accrued employee benefits and compensation	29,724	23,156
Accrued income taxes payable	4,078	3,135
Current portion of lease obligation	849	1,423
Current portion of long term debt	17,500	20,500
Asbestos-related liabilities	7,542	8,195
Other accrued liabilities	12,813	11,363
Liabilities of discontinued operations	—	3
Total current liabilities	90,040	84,505

Long term debt	60,000	77,500
Long term lease obligation	7,170	6,942
Pension liability	5,435	65,942
Retiree health care and life insurance benefits	9,649	10,654
Asbestos-related liabilities	52,205	43,222
Non-current income tax	10,208	19,300
Deferred income taxes	16,077	17,545
Other long-term liabilities	223	262
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 17,854,506 and 16,904,441 shares outstanding	17,855	16,904
Additional paid-in capital	110,577	74,272
Retained earnings	438,545	400,784
Accumulated other comprehensive income (loss)	(11,450)	(57,808)
Total shareholders' equity	555,527	434,152
Total liabilities and shareholders' equity	$806,534	$760,024

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2013
(Dollars in thousands, except per share amounts)

	2013	2012	2011
Net sales	$537,482	$498,761	$548,341
Cost of sales	349,782	340,015	369,356
Gross margin	187,700	158,746	178,985

Selling and administrative expenses	106,398	99,689	103,532
Research and development expenses	21,646	19,311	21,530
Restructuring and impairment charges	10,376	14,082	441
Operating income (loss)	49,280	25,664	53,482

Equity income in unconsolidated joint ventures	4,326	4,743	5,451
Other income (expense), net	(1,240)	(208)	1,942
Realized investment gain (loss):
Increase (decrease) in fair value of investments	—	(522)	(14)
Less: Portion reclassified to/from other comprehensive income	—	2,723	182
Net realized gain (loss)	—	(3,245)	(196)

Interest income (expense), net	(3,481)	(4,304)	(4,911)
Income (loss) before income tax expense (benefit)	48,885	22,650	55,768

Income tax expense (benefit)	11,226	(46,484)	11,518
Income (loss) from continuing operations	37,659	69,134	44,250

Income (loss) from discontinued operations, net of income taxes	102	(449)	(7,195)
Net income (loss)	$37,761	$68,685	$37,055

Basic net income (loss) per share:
Income (loss) from continuing operations	$2.19	$4.21	$2.76
Income (loss) from discontinued operations	0.01	(0.03)	(0.45)
Net income (loss)	$2.20	$4.18	$2.31

Diluted net income (loss) per share:
Income (loss) from continuing operations	$2.12	$4.07	$2.64
Income (loss) from discontinued operations	0.01	(0.03)	(0.43)
Net income (loss)	$2.13	$4.04	$2.21

Shares used in computing:
Basic net income per share	17,197,840	16,426,209	16,035,882
Diluted net income per share	17,768,075	16,991,158	16,737,711

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	$15,841	$33,194	$295,044	$(13,547)	$330,532

Net income (loss)	—	—	37,055	—	37,055
Other comprehensive income (loss)				(49,255)	(49,255)
Stock options exercised	330	10,741	—	—	11,071
Stock issued to directors	22	(21)	—	—	1
Shares issued for employees stock purchase plan	28	728	—	—	756
Stock-based compensation expense	—	8,096	—	—	8,096
Balance at December 31, 2011	16,221	52,738	332,099	(62,802)	338,256

Net income (loss)	—	—	68,685	—	68,685
Other comprehensive income (loss)				4,994	4,994
Stock options exercised	603	16,404	—	—	17,007
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	27	782	—	—	809
Shares issued for restricted stock	38	(790)	—	—	(752)
Stock-based compensation expense	—	5,153	—	—	5,153
Balance at December 31, 2012	16,904	74,272	400,784	(57,808)	434,152

Net income (loss)	—	—	37,761	—	37,761
Other comprehensive income (loss)				46,358	46,358
Stock options exercised	859	31,567	—	—	32,426
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	24	710	—	—	734
Shares issued for restricted stock	53	(1,350)	—	—	(1,297)
Stock-based compensation expense	—	5,393	—	—	5,393
Balance at December 31, 2013	$17,855	$110,577	$438,545	$(11,450)	$555,527

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2013

(Dollars in thousands)

	2013	2012	2011
Income (loss) from continuing operations, net of tax	$37,659	69,134	$44,250

Foreign currency translation adjustment	10,171	6,710	(6,632)
Net unrealized gains (losses) on securities:
Net unrealized gain (loss) (net of taxes of $1,555 in 2012 and $292 in 2011) on marketable securities.	—	1,168	(110)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at year end (net of taxes of $110 in 2013 and $127 in 2012)	(210)	(235)	(270)
Unrealized gain (loss) reclassified into earnings	236	270	—
Accumulated other comprehensive income (loss) pension and post retirement benefits:
Actuarial net gain (loss) incurred in fiscal year	32,749	(6,687)	(44,964)
Amortization of gain (loss)	2,482	3,760	2,752
Amortization of prior service credit (cost)	930	8	(31)
Other comprehensive income (loss)	46,358	4,994	(49,255)
Comprehensive income (loss) from continuing operations	84,017	74,128	(5,005)
Income (loss) from discontinued operations, net of income taxes	102	(449)	(7,195)
Comprehensive income (loss)	$84,119	$73,679	$(12,200)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2013
(Dollars in thousands)

	December 31, 2013	December 31, 2012	December 31, 2011
Operating Activities:
Net income (loss)	$37,761	$68,685	$37,055
Loss (income) from discontinued operations	(102)	449	7,195
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,351	27,130	26,308
Stock-based compensation expense	5,393	5,153	8,096
Loss from long-term investments	—	3,245	—
Deferred income taxes	5,634	(58,253)	(2,725)
Equity in undistributed income of unconsolidated joint ventures, net	(4,326)	(4,743)	(5,451)
Dividends received from unconsolidated joint ventures	5,162	6,553	7,637
Pension and postretirement benefits	5,118	13,579	5,902
Gain from the sale of property, plant and equipment	(7)	(1,404)	(2,800)
Impairment of assets/investments	4,620	539	441
Amortization of inventory fair value	—	—	1,805
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(2,972)	(2,333)	(5,051)
Accounts receivable, joint ventures	245	(502)	(302)
Inventories	7,188	5,873	(20,628)
Pension contribution	(13,751)	(23,518)	(5,904)
Other current assets	639	(1,497)	(1,336)
Accounts payable and other accrued expenses	9,020	(3,461)	(27,229)
Other, net	(8,806)	4,872	(929)
Net cash provided by (used in) operating activities of continuing operations	77,167	40,367	22,084
Net cash provided by (used in) operating activities of discontinued operations	848	(328)	(5,223)
Net cash provided by (used in) operating activities	78,015	40,039	16,861
Investing Activities:
Capital expenditures	(16,859)	(23,774)	(21,316)
Proceeds from the sale of property, plant and equipment, net	7	2,804	7,500
Other investing activities	(127)	—	—
Redemptions of long-term investments	—	25,438	7,805
Acquisition of business, net of cash received	—	(3,100)	(139,825)
Net cash provided by (used in) investing activities of continuing operations	(16,979)	1,368	(145,836)
Net cash provided by (used in) investing activities of discontinued operations	—	—	(158)
Net cash provided by (used in) investing activities	(16,979)	1,368	(145,994)
Financing Activities:
Proceeds from long term borrowings	—	—	145,000
Repayment of debt principal and long term lease obligation	(21,206)	(25,519)	(22,500)
Payment of long term borrowings acquired through acquisition	—	—	(6,061)
Proceeds from sale of capital stock, net	32,426	17,007	11,071
Issuance of restricted stock	(1,297)	(752)	—
Proceeds from issuance of shares to employee stock purchase plan	734	809	756
Net cash provided by (used in) financing activities of continuing operations	10,657	(8,455)	128,266
Effect of exchange rate fluctuations on cash	5,328	2,183	460
Net increase (decrease) in cash and cash equivalents	77,021	35,135	(407)
Cash and cash equivalents at beginning of year	114,863	79,728	80,135
Cash and cash equivalents at end of year	$191,884	$114,863	$79,728
Supplemental disclosure of noncash investing and financing activities
Capital lease obligation acquired through acquisition	$—	$—	$9,206

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ‑ ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Our reporting structure is comprised of the following operating segments: High Performance Foams (HPF), Printed Circuit Materials (PCM), Power Electronics Solutions (PES) and the Other reportable segment. In the fourth quarter of 2013, we determined that a realignment of our segment structure was appropriate in order to present our financial results in a manner consistent with how management operates the business. Our previous reporting structure was comprised of the following operating segments: High Performance Foams, Printed Circuit Materials, Curamik Electronic Solutions and Power Distribution Systems and the Other reportable segment.

In the new structure, we will present three operating segments - High Performance Foams, Printed Circuit Materials, and Power Electronics Solutions and the Other reportable segment. During 2013, the management of the Curamik Electronic Solutions and Power Distribution Systems operations was combined under one segment management team and the former operating segments now meet the definition of product lines, as the management team has full cross functional and regional responsibility over all aspects of these product lines. Information is reported to the Chief Operating Decision Maker (the President and Chief Executive Officer of Rogers) at the Power Electronic Solutions operating segment level. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. All prior periods herein have been recast to reflect this change.

•	High Performance Foams

The High Performance Foams operating segment includes polyurethane and silicone foam products manufactured in roll stock, sheet, and molded formats. These foams have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

High Performance Foams products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable communications, consumer goods, transportation, printing applications and other markets. Trade names for our High Performance Foams include: PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; BISCO® silicone foams, solids, sponge and extrusion products for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

We have two 50% owned joint ventures that extend and complement our worldwide business in High Performance Foams. Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Taketoyo, Japan to predominantly serve the Japanese and Taiwanese markets. Rogers INOAC Suzhou Corporation (RIS) was established in 2004 with INOAC Corporation and provides polyurethane foam materials primarily to the Asian marketplace.

•	Printed Circuit Materials

The Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for our printed circuit board materials include RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has varying properties that address specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar for both aviation and automotive applications.

•	Power Electronics Solutions
The Power Electronics Solutions operating segment is comprised of direct copper bonded (DCB) ceramic substrate products and RO-LINX® power distribution products. We believe that our advanced, customized components enable the performance and reliability of today’s growing array of power electronic devices and serve to increase the efficiency of applications by managing heat and ensuring the reliability of these critical devices used in converting raw energy into controlled and regulated power that can be used and managed.
Trade names for our Power Electronics Solutions products include curamik® ceramic substrates and RO-LINX® products. Curamik® ceramic substrates are used in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules, which enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and electric and hybrid electric vehicle drive systems. RO-LINX® products are used in high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains); clean technology applications (e.g. wind turbines, solar farms and electric vehicles) and variable frequency drives for high to mid power applications.

•	Other

The Other reportable segment consists of elastomer components, floats and inverter distribution activities. Elastomer components are sold to OEMs for applications in ground transportation, office equipment, consumer and other markets. Trade names for our elastomer components include: NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines. Inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties primarily serving the portable communication and automotive markets.

This segment previously included the results of the Composite Materials operating segment, which qualified as a discontinued operation in the fourth quarter of 2012 when we shut down production of non-woven composite materials. This segment also included the results of the Thermal Management Solutions operating segment, which qualified as a discontinued operation in 2011. All results have been recast to exclude these segments from consolidated results or continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly‑owned subsidiaries, after elimination of inter-company accounts and transactions.

For all periods and amounts presented, reclassifications have been made for discontinued operations. In the fourth quarter of 2011, operations of the Thermal Management Solutions operating segment ended and the segment qualified as a discontinued operation at that time. In the fourth quarter of 2012, the operations of the non-woven composite materials operating segment (aggregated in the Other reportable segment) ended and the segment qualified as a discontinued operations. See “Note 18 - Discontinued Operations” for further discussion.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates fair value. In 2012, we had restricted cash of $1.0 million related to the termination of the lease at our Bremen, Germany facility. That cash was released in the first quarter of 2013.

Marketable Securities

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of income (loss). If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Net realized gain (loss)” in our consolidated statements of income (loss). Except for amounts recorded related to the auction rate securities, we have not recorded any such write down in 2013, 2012 or 2011, respectively. See “Note 2 - Fair Value Measurements” for further discussion on the auction rate securities.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method of accounting.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent's functional currency are made to the income statement as a component of “Other income (expense), net”. Currency translation adjustments are reported as income or expense in the consolidated statements of income (loss) as a component of "Other income (expense), net". Such adjustments resulted in a loss of $0.7 million in 2013, a loss of $0.8 million in 2012, and a gain of $0.6 million in 2011.

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

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $12.7 million and $17.1 million at December 31, 2013 and 2012, respectively, are valued by the last‑in, first‑out (LIFO) method. These inventories accounted for 25% of total gross inventory in 2013 and 27% of total gross inventory in 2012. The cost of the remaining portion of the inventories was determined principally on the basis of actual first-in, first-out (FIFO) costs.

If the inventories valued using the LIFO method had been valued at FIFO costs, their value would have increased by approximately $7.4 million and $6.5 million at December 31, 2013 and 2012, respectively.

Inventories consist of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2012

Raw materials	$24,301	$29,064
Work-in-process	13,536	13,154
Finished goods	29,052	30,960
Total Inventory	$66,889	$73,178

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. For financial reporting purposes, provisions for depreciation are calculated on a straight‑line basis over the following estimated useful lives of the underlying assets:

Years
Buildings and improvements	10-15
Machinery and equipment	5-15
Office equipment	3-10

Goodwill and Intangible Assets

Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We review goodwill, which has an indefinite life, and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired. We review intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable, such as in economic downturns in a market or a change in the assessment of future operations.

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

We periodically perform a formal analysis to determine potential future liability and related insurance coverage for asbestos-related matters. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by National Economic Research Associates, Inc. (NERA) and the related insurance receivable projections developed by Marsh Risk Consulting (Marsh). The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically , due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at this time. In 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from five years to ten years. We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Further, settlement trends have become more consistent in recent years and we believe that we now have a more meaningful history of data on which to base our projections. We determined that a ten year projection period is appropriate as, although we have a longer and more meaningful history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt approximate fair value based on the maturities of these instruments.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. At December 31, 2013 and 2012, there were no customers that individually accounted for more than ten percent of total accounts receivable. We did not experience significant credit losses on customers' accounts in 2013, 2012, or 2011.

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

Pension and Retiree Health Care and Life Insurance Benefits

We provide various defined benefit pension plans for our U.S. employees and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. In 2013, the defined benefit plans were frozen, so that future benefits no longer accrue. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, salary growth, long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in these models are determined as follows: (i) the discount rate used is based on the PruCurve index, (ii) the salary growth is based on our historical and projected level of salary increases; (iii) the long-term rate of return on plan assets is determined based on historical portfolio results, market results and our expectations of future returns, as well as current market assumptions related to long-term return rates; and (iv) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. We review these assumptions periodically throughout the year and update as necessary.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

(In thousands, except per share amounts)	2013	2012	2011
Numerator:
Net income (loss)	$37,659	$69,134	$44,250
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	17,197,840	16,426,209	16,035,882
Effect of dilutive stock options	570,235	564,949	701,829
Denominator for diluted earnings per share - Adjusted weighted-average shares and assumed conversions	17,768,075	16,991,158	16,737,711
Basic income (loss) per share:	$2.19	$4.21	$2.76
Diluted income (loss) per share:	2.12	4.07	2.64

Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share.

	2013	2012	2011
Anti-dilutive shares excluded	—	68,000	—

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Hedging Activity

We use derivative instruments to manage commodity, interest rate and foreign currency exposures. Derivative instruments are viewed as risk management tools and are not used for trading or speculative purposes. To qualify for hedge accounting treatment, derivatives used for hedging purposes must be designated and deemed effective as a hedge of the identified underlying risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. For those derivative instruments that qualify for hedge accounting treatment, gains and losses are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. For those derivative instruments that do not qualify for hedge accounting treatment, any related gains and losses are recognized in the consolidated statement of income as a component of "Other income/expense".

Advertising Costs

Advertising is expensed as incurred and amounted to $2.9 million for 2013, $2.0 million for 2012 and $3.0 million for 2011.

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, interest rate swaps and copper derivative contracts. Assets measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2013	Level 1	Level 2	Level 3
Pension assets	$171,218	$119,277	$38,584	$13,357
Foreign currency contracts	(77)	—	(77)	—
Copper derivative contracts	984	—	984	—
Interest rate swap	(296)	—	(296)	—

(Dollars in thousands)	Carrying amount as of December 31, 2012	Level 1	Level 2	Level 3
Pension assets	$143,540	$98,269	$29,869	$15,402
Foreign currency contracts	15	—	15	—
Copper derivative contracts	267	—	267	—
Interest rate swap	(361)	—	(361)	—
The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. This Level 3 asset represents the investment in Solicore, Inc. The valuation is based on the most recent round of capital financing that occurred in the fourth quarter of 2013, resulting in a $4.6 million impairment of the asset to the $0.5 million current market value. See Note 9 - Investment for further details.

(Dollars in thousands)	Carrying amount as of December 31, 2013	Level 1	Level 2	Level 3
Solicore investment	$507	$—	$—	$507

The table below sets forth a summary of changes in the fair value of the Solicore investment Level 3 asset for the year ended December 31, 2013.

(Dollars in thousands)	Solicore investment

Balance at beginning of year	$5,000
Cash investment	127
Impairment reported in earnings	(4,620)
Balance at end of year	$507

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
During the first quarter of 2012, we liquidated our auction rate security portfolio, receiving net proceeds of $25.4 million on a stated par value of $29.5 million.  As a result of this liquidation, we recognized a loss on the discount of the securities of $3.2 million (the remaining difference between the liquidation and par value of $0.9 million had previously been recognized as an impairment loss) in our earnings. Since the markets for these securities failed in the first quarter of 2008, we had redeemed $24.9 million of these securities, mostly at par prior to the liquidation in the first quarter of 2012.  Since the rate of par value redemptions had slowed during the last several quarters with no clear path for full redemption over the next several years and the rate of return on these securities was very low, management determined that a discounted redemption in the first quarter of 2012 was in the best interest of the Company as the related cash could be better utilized for other purposes going forward.
The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

(Dollars in thousands)	Auction Rate Securities
Balance at December 31, 2011	$25,960
Cash received for redemptions below par	(25,438)
Reclassified from other comprehensive income	2,723
Reported in earnings	(3,245)
Balance at December 31, 2012	$—

There were no credit losses recognized for the years ended December 31, 2013 and 2012, respectively.  Below is a roll forward of credit losses recognized in earnings for the year ended December 31, 2011.

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

Pension Assets

Our pension assets are stated at fair value on an annual basis and there are categories of assets in Level 1, 2 and 3 of the fair value hierarchy. See further discussion in Note 10 - “Pension Benefits and Retirement Health and Life Insurance Benefits”.

NOTE 3 – HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for cash flow hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the consolidated statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the earnings during the current period.  There was no material ineffectiveness for the year ended December 31, 2013 or 2012.
We currently have twenty outstanding contracts to hedge our exposure related to the purchase of copper at our German subsidiary, Curamik and U.S. operations in Arizona.  These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices.  These contracts cover the 2014 and 2015 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the "Other income, net" line item in our consolidated statements of income (loss).
In 2013, we entered into Euro, Japanese Yen, U.S Dollar and Hungarian Florint currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Our Japanese Yen currency forward contracts in Germany qualify for hedge accounting. Those contracts that do not qualify for hedge accounting treatment, have any mark-to-market. adjustments on these contracts recorded in the "Other income, net" line item in our consolidated statements of income (loss).
In 2012, we entered into an interest rate swap derivative instrument to hedge the LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At December 31, 2013, the term loan debt represents $77.5 million of our total outstanding debt.  At December 31, 2013, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.0%.

Notional Value of Copper Derivatives
January 2014 - March 2014	30 metric tons per month
January 2014 - April 2014	30 metric tons per month
January 2014 - June 2014	75 metric tons per month
April 2014 - June 2014	35 metric tons per month
July 2014 - September 2014	40 metric tons per month
May 2014 - December 2014	30 metric tons per month
July 2014 - December 2014	80 metric tons per month
October 2014 - December 2014	15 metric tons per month
January 2014 - December 2014	45 metric tons per month
January 2015 - March 2015	106 metric tons per month

Notional Values of Foreign Currency Derivatives
YEN/USD	¥300,000,000
USD/KRW	$2,000,000
USD/EUR	$3,500,000
HUF/EUR	280,000,000
JPY/EUR	¥160,100,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the year ended December 31, 2013		Fair Values of Derivative Instruments as of December 31, 2013
Foreign Exchange Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$(79)	$(79)
Contracts designated as hedging instruments	Other comprehensive income (loss)	(24)	2
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(373)	984
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(296)	(296)

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the year ended December 31, 2012		Fair Values of Derivative Instruments as of December 31, 2012
Foreign Exchange Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$342	$15
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(366)	267
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(361)	(361)
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
For reporting purposes, Curamik's substrate products are considered a product line of Rogers and its results are included in the Power Electronics Solutions operating segment.

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

Note 5 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at December 31, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	10,171	—	(210)	9,961
Actuarial net gain (loss) incurred in the fiscal year	—	32,749	—	32,749
Amounts reclassified from accumulated other comprehensive income	—	3,412	236	3,648
Net current-period other comprehensive income	10,171	36,161	26	46,358
Ending Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)

(1) Net of taxes of $2,900 and $22,371 for the periods ended December 31, 2013 and December 31, 2012, respectively.
(2) Net of taxes of $110 and $127 for the periods ended December 31, 2013 and December 31, 2012, respectively.
The changes of accumulated other comprehensive income (loss) by component at December 31, 2012 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Unrealized gain (loss) on marketable securities (5)	Total
Beginning Balance December 31, 2011	$5,875	$(67,239)	$(270)	$(1,168)	$(62,802)
Other comprehensive income before reclassifications	6,710	—	(235)	—	6,475
Actuarial net gain (loss) incurred in the fiscal year	—	(6,687)	—	—	(6,687)
Amounts reclassified from accumulated other comprehensive income	—	3,768	270	1,168	5,206
Net current-period other comprehensive income	6,710	(2,919)	35	1,168	4,994
Ending Balance December 31, 2012	$12,585	$(70,158)	$(235)	$—	$(57,808)
(3) Net of taxes of $22,371 and $20,799 for the periods ended December 31, 2012 and December 31, 2011, respectively.
(4) Net of taxes of $127 and $0 for the periods ended December 31, 2012 and December 31, 2011, respectively.
(5) Net of taxes of $1,555 for the period ended December 31, 2011.

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 were as follows:

Amounts reclassified from accumulated other comprehensive income (loss) for the period ended December 31, 2013
Details about accumulated other comprehensive income components		Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	363	Realized gain (loss)
	(127)	Tax benefit (expense)
	236	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$1,431	(6)
Actuarial losses	3,819	(6)
	5,250	Total before tax
	(1,838)	Tax benefit (expense)
	$3,412	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 10 - "Pension Benefits and Retirement Health and Life Insurance Benefits" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2012 were as follows:

Amounts reclassified from accumulated other comprehensive income (loss) for the period ended December 31, 2012
Details about accumulated other comprehensive income components		Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities:
	$(2,723)	Realized gain (loss)
	1,555	Tax benefit (expense)
	$(1,168)	Net of tax

Unrealized gains and losses on derivative instruments:
	415	Realized gain (loss)
	(145)	Tax benefit (expense)
	270	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$12	(6)
Actuarial losses	5,784	(6)
	5,796	Total before tax
	(2,028)	Tax benefit (expense)
	$3,768	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2013	December 31, 2012
Land	$14,986	$15,394
Buildings and improvements	136,959	132,673
Machinery and equipment	160,843	151,023
Office equipment	34,972	34,300
Equipment in process	21,360	21,202
	369,120	354,592
Accumulated depreciation	(222,189)	(205,575)
Total property, plant and equipment	$146,931	$149,017
Depreciation expense was $20.4 million in 2013, $22.7 million in 2012, and $20.8 million in 2011. As part of the acquisition of Curamik in 2011, we acquired a capital lease on its facility in Eschenbach, Germany. At December 31, 2011 this capital lease was recorded in Property, plant and equipment in our consolidated statements of financial position for $12.1 million, net of accumulated depreciation. The total obligation recorded for the lease as of December 31, 2013 and 2012 was $8.0 million and $8.4 million, respectively.  Depreciation expense related to the capital lease was $0.4 million, $0.4 million and $0.4 million for the years ending December 31, 2013, 2012 and 2011, respectively. Accumulated depreciation for the capital lease as of December 31, 2013 and 2012 was $1.2 million and $0.8 million, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Definite Lived Intangible Assets

(Dollars in thousands)	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,075	$303	$772	$1,066	$227	$839
Technology	37,825	13,340	$24,485	36,479	8,394	28,085
Covenant-not-to-compete	1,056	628	$428	1,042	358	684
Customer relationships	21,280	3,235	$18,045	20,529	2,066	18,463
Total other intangible assets	$61,236	$17,506	$43,730	$59,116	$11,045	$48,071
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was approximately $6.0 million, $4.4 million and $5.4 million in 2013, 2012 and 2011, respectively.  The estimated annual future amortization expense is $5.9 million, $5.5 million, $5.0 million and $4.4 million in 2014, 2015, 2016 and 2017, respectively.  These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of December 31, 2013, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	6.9
Technology	4.0
Covenant not-to-compete	1.5
Customer relationships	6.9
Total other intangible assets	5.2
On January 4, 2011 we acquired Curamik, a manufacturer of power electronic substrate products, which contributed $52.4 million of intangible assets and $79.8 million of goodwill.  The intangible assets are comprised of trademarks, technology, and customer relationships and include approximately $5.3 million of indefinite-lived intangible assets comprised of trademarks, which are assessed for impairment annually or when changes in circumstances indicate that the carrying values may not be recoverable.  The definite-lived intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2013, by reportable segment, are as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Electronics Solutions	Other	Total
December 31, 2012	$23,973	$—	$78,844	$2,224	$105,041
Foreign currency translation adjustment	232	—	3,398	—	3,630
December 31, 2013	$24,205	$—	$82,242	$2,224	$108,671

Annual Impairment Testing

We perform our annual goodwill impairment testing in the fourth quarter of the year. In 2013, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain. We currently have three reporting units with goodwill and intangible assets - High Performance Foams, Curamik and the Elastomer Components Division (ECD). The HPF, Curamik and ECD reporting units had allocated goodwill of approximately

$24.2 million, $82.2 million and $2.2 million, respectively, at December 31, 2013. No impairment charges resulted from these analyses. The excess of fair value over carrying value for these reporting units was 405% for HPF, 30% for Curamik and 200% for ECD. From a sensitivity perspective, if the fair value of these reporting units declined by 10%, the fair value of the HPF reporting unit would exceed its carrying value by approximately 355%, the fair value of the Curamik reporting unit would exceed its carrying value by approximately 17%, and the fair value of the ECD reporting unit would exceed its carrying value by approximately 170%. These valuations are based on a five year discounted cash flow analysis, which utilized a discount rates ranging from 13.0% for HPF and ECD to 14.5% for Curamik and a terminal year growth rate of 3% for all three reporting units.

NOTE 8 – SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES
As of December 31, 2013, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income related to the joint ventures of $4.3 million, $4.7 million and $5.5 million for the years ended December 31, 2013 , 2012 and 2011, respectively, is included in the consolidated statements of income (loss).

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Current assets	$32,033	$40,721
Noncurrent assets	10,303	13,629
Current liabilities	5,943	12,008
Shareholders' equity	36,393	42,342

(Dollars in thousands)	For the years then ended:
	December 31, 2013	December 31, 2012	December 31, 2011
Net sales	$52,982	$63,297	$70,368
Gross profit (loss)	15,214	17,280	13,638
Net income (loss)	8,652	9,486	10,902
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

NOTE 9 - INVESTMENT

In the third quarter of 2009, we made a strategic investment of $5.0 million in Solicore, Inc., headquartered in Lakeland, Florida. Solicore is focused on penetrating the market for embedded power solutions, offering its patented Flexicon advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices. Our investment, part of a total of $13.3 million raised by Solicore in that financing round, provided us with a minority equity stake in Solicore and representation on Solicore's Board of Directors. We account for this investment under the cost method as we cannot exert significant influence over the business. We also entered into a joint development agreement with Solicore to develop the next generation of power solution products using screen printing technology. If this technology is adopted, we will have the option to manufacture a significant portion of the products that result from this collaboration. In the first quarter of 2013, we made an additional investment of $0.1 million in Solicore.

During the fourth quarter of 2013, Solicore raised additional equity capital through a round of capital financing that  decreased our ownership interest in Solicore as we did not participate in this round of financing. Further, the financing round was issued at a significantly lower price than when we had initially invested in Solicore. In accordance with the applicable accounting guidance, this event represented an indicator of impairment. As a result, we performed an impairment test during the fourth quarter of 2013. The valuation was based on an option pricing methodology to estimate the per share value of the equity classes of stock held in Solicore. This method utilized a Black-Scholes option pricing model and the analytic process utilized to perform the valuation, which included back solving for the total equity value of Solicore.  Based on the results of this valuation, there was a significant decline in the fair value of the Solicore business, which caused us to recognize an impairment charge on our investment in Solicore of approximately $4.6 million. The remaining book value of our investment in Solicore is approximately $0.5 million.

NOTE 10 – PENSION BENEFITS AND RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

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

We are required, as an employer, to: (a) recognize in our statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and our obligations that determine our funded status as of the end of the fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur and report these changes in accumulated other comprehensive income. In addition, actuarial gains and losses that are not immediately recognized as net periodic pension cost are recognized as a component of accumulated other comprehensive income (loss) and amortized into net periodic pension cost in future periods.

Defined Benefit Pension Plan Amendments and Retiree Medical Plan Amendments

In the second quarter of 2013, we made changes to our retirement plans in order to better plan and manage related expenses which have a significant and variable impact on earnings. Effective June 30, 2013, for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans will no longer accrue. The freeze of the defined benefit pension plan for salaried and non-union hourly employees was approved by the Board of Directors on May 3, 2013. The freeze of the union employees' defined benefit pension plan was approved upon ratification of the labor agreement on April 14, 2013. These changes resulted in a remeasurement event requiring us to remeasure the plan asset and liabilities, as well as the expense related to the plans, as of April 30, 2013. This date was considered the accounting date, per the related accounting guidance, as it was reasonably close to the approval dates of these changes for both the union and salaried plans.

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
Change in benefit obligation:	2013	2012	2013	2012

Benefit obligation at beginning of year	$209,844	$193,715	$11,891	$10,495
Service cost	2,473	4,596	627	630
Interest cost	7,753	8,420	262	364
Actuarial (gain) loss	(15,834)	16,636	(1,205)	(395)
Benefit payments	(7,276)	(6,800)	(751)	(795)
Settlement charge	—	(6,723)	—	—
Special termination benefit	(22,635)	—	—	1,592
Benefit obligation at end of year	$174,325	$209,844	$10,824	$11,891

Change in plan assets:	2013	2012	2013	2012

Fair value of plan assets at the beginning of the year	$143,540	$120,565	$—	$—
Actual return on plan assets	21,954	13,775	—	—
Employer contributions	13,000	22,723	751	795
Benefit payments	(7,276)	(6,800)	(751)	(795)
Settlement charge	—	(6,723)	—	—
Fair value of plan assets at the end of the year	171,218	143,540	—	—
Funded status	$(3,107)	$(66,304)	$(10,824)	$(11,891)
Amounts recognized in the consolidated statements of financial position consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2013	2012	2013	2012
Noncurrent assets	$2,983	$—	$—	$—
Current liabilities	(654)	(362)	(1,175)	(1,237)
Noncurrent liabilities	(5,436)	(65,942)	(9,649)	(10,654)
Net amount recognized at end of year	$(3,107)	$(66,304)	$(10,824)	$(11,891)

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2013	2013
Net actuarial loss	$35,119	$1,778
Prior service cost	—	—
Net amount recognized at end of year	$35,119	$1,778

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $144.3 million, $144.3 million and $138.2 million, respectively, as of December 31, 2013 and $209.8 million, $186.1 million and $143.5 million, respectively, as of December 31, 2012.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of an accumulated benefit obligation were $30.0 million, $30.0 million and $33.0 million, respectively, as of December 31, 2013. For 2012, there were no pension plans with plan assets in excess of an accumulated benefit obligation.

Components of Net Periodic Benefit Cost

(Dollars in thousands)	Pension Benefits			Postretirement Health and Life Insurance Benefits
	2013	2012	2011	2013	2012	2011

Service cost	$2,473	$4,596	$3,922	$627	$630	$693
Interest cost	7,753	8,420	8,535	262	364	413
Expected return of plan assets	(11,247)	(9,892)	(10,559)	—	—	—
Amortization of prior service cost	124	463	597	(230)	(451)	(627)
Amortization of net loss	3,615	5,471	2,331	204	313	421
Settlement charge/(credit)	—	2,073	—	—	—	—
Special termination benefit	—	—	176	—	1,592	—
Curtailment charge	1,537	—	—	—	—	—
Net periodic benefit cost	$4,255	$11,131	$5,002	$863	$2,448	$900
In the second quarter of 2013, the decision to freeze the accruing of benefits in the defined benefit pension plans resulted in a curtailment charge of $1.5 million.
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

The estimated net loss for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0.7 million. The estimated net loss (gain) for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2013	2012	2013	2012

Discount rate	4.75%	4.00%	3.25%	2.50%
Rate of compensation increase	—%	4.00%	—%	—%
Expected long-term rate of return on plan assets	7.50%	7.50%	—%	—%
Weighted-average assumptions used to determine net benefit cost for the years ended:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2013	2012	2013	2012

Discount rate	4.00%	4.50%	2.50%	3.50%
Expected long-term rate of return on plan assets	7.50%	7.75%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

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

Discount rate - To determine the discount rate, we review current market indices of high quality corporate bonds, particularly the PruCurve index, to ensure that the rate used in our calculations is consistent and within an acceptable range based on these indices, which reflect current market conditions. The market-based rates are modified to be Rogers-specific, and this is done by applying our pension benefit cash flow projections to the generic index rate. At December 31, 2013, this analysis resulted in a 75 basis point increase to the discount rate which went from 4.0% at December 31, 2012 to 4.75% at December 31, 2013.

Health care cost trend rates - For measurement purposes as of December 31, 2013 we assumed annual health care cost trend rates of 7.0% and 6.5% for covered health care benefits for retirees pre-age 65 and post-age 65, respectively. The rates were assumed to decrease gradually to 5.0% and 5.5%, respectively, in 2015 and remain at those levels thereafter. For measurement purposes as of December 31, 2012, we assumed annual health care cost trend rates of 8.0% and 7.5% for covered health care benefits for retirees pre-age 65 and post-age 65, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One Percentage Point
	Increase	Decrease

Effect on total service and interest cost	$69	$596
Effect on other postretirement benefit obligations	(64)	(558)

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

In order to meet our investment objectives, we set asset allocation target ranges based on current funding status and future projections in order to mitigate the risk in the plan while maintaining its funded status. At December 31, 2013, we held approximately 60% equity securities and 40% fixed income securities in our portfolio, which is consistent with our allocation target of 57% equity to 43% fixed income. In order to further mitigate risk, in the future we plan to migrate to a portfolio more heavily weighted toward fixed income as our plan assets approach the projected benefit obligation.

In determining our investment strategy and calculating our plan liability and related expense, we utilize an expected long-term rate of return on plan assets. This rate is developed based on several factors, including the plans' asset allocation targets, the historical and projected performance on those asset classes, and on the plans' current asset composition. To justify our assumptions, we analyze certain data points related to portfolio performance. For example, we analyze the actual historical performance of our total plan assets, which has generated a return of approximately 9.1% over the past 18 year period (earliest data available for our analysis was 1996). Also, we analyze hypothetical rates of return for plan assets based on our current asset allocation mix, which we estimate would have generated a return of approximately, 7.6% over the last 20 years and 7.7% over the last 10 years. Additionally, we analyzed the potential return associated with our portfolio mix and determined it to be a projected return of 5% to 8% for the 25th to 75th percentile of assets, with a average return of 7%. Based on the historical returns and the projected future returns we determined that a target return of 7.5% is appropriate for the current portfolio.

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

The following table presents the fair value of the net assets by asset category at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012

Pooled separate accounts	$38,584	$29,869
Mutual funds	119,277	98,269
Guaranteed deposit account	13,357	15,402
Total investments at fair value	$171,218	$143,540
The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2013 and 2012.

	Assets at Fair Value as of December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$38,584	$—	$38,584
Mutual funds	119,277	—	—	119,277
Guaranteed deposit account	—	—	13,357	13,357
Total assets at fair value	$119,277	$38,584	$13,357	$171,218

	Assets at Fair Value as of December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$29,869	$—	$29,869
Mutual funds	98,269	—	—	98,269
Guaranteed deposit account	—	—	15,402	15,402
Total assets at fair value	$98,269	$29,869	$15,402	$143,540
The table below sets forth a summary of changes in the fair value of the guaranteed deposit account's Level 3 assets for the year ended December 31, 2013.

(Dollars in thousands)	Guaranteed Deposit Account

Balance at beginning of year	$15,402
Realized gains (losses)	—
Unrealized gains relating to instruments still held at the reporting date	784
Purchases, sales, issuances and settlements (net)	(2,829)
Transfers in and/or out of Level 3	—
Balance at end of year	$13,357

Cash Flows

Contributions

At December 31, 2013, we have met the minimum funding requirements for our qualified defined benefit pension plans and were therefore not required to make a contribution to the plans in 2013 for any past years. In 2013 and 2012, we made voluntary contributions of $13.0 million and $16.0 million, respectively. As there is no funding requirement for the nonqualified defined benefit pension plans and the Retiree Health and Life Insurance benefit plans, we fund the amount of benefit payments made during the year, which is consistent with past practices. We currently estimate that we will make voluntary contributions of approximately $13.0 million in 2014 towards our qualified defined benefit pension plans.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans. The Retiree

Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2013.

	Pension Benefits	Retiree Health and Life Insurance Benefits

2014	8,682	1,175
2015	8,210	1,186
2016	8,302	1,170
2017	8,599	1,094
2018	8,959	1,074
2019-2023	50,843	6,234

NOTE 11 ‑ EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. Employees can defer an amount they choose, up to the yearly IRS limit of $17,500 in 2013 and $17,000 in 2012. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. Our matching contribution is 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $2.1 million in 2013, $1.7 million in 2012 and $1.7 million in 2011, which related solely to our matching contributions.

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
Borrowings under the Amended Credit Agreement bear interest based on one of two options.  Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio.  The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; and adjusted London interbank offered (“LIBO”) rate plus 100 basis points.  Euro-currency loans bear interest based on the adjusted LIBO rate plus a spread of 175 - 250 basis points, depending on our leverage ratio. Our current borrowings are Euro-currency based.
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
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions.  Further, we are required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0 and (ii) a minimum fixed charge coverage ratio (FCCR) as defined in the following table:

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

Relevant Fixed Charge metrics are detailed in the table below:

Periods	Q4 2012	Q1 2013	Q2 2013	Q3 2013	Q4 2013
Covenant Limit (minimum)	1.25	1.50	1.50	1.50	1.50
Actual FCCR	2.18	2.27	2.06	2.23	2.39
As of December 31, 2013, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.00 on the leverage ratio and 2.39 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.5 million, $0.5 million, and $0.5 million for the years ended 2013, 2012 and 2011, respectively.  At December 31, 2013, we have approximately $1.3 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During 2013 and 2012, we made principal payments of $20.5 million and $24.5 million, respectively, on the outstanding debt.  The 2013 payments included an $8.0 million payment on the revolving credit line, which paid the remaining balance of the revolving credit line.

We are obligated to pay $17.5 million on this debt obligation in 2014. As of December 31, 2013, the outstanding debt related to the Amended Credit Agreement, as amended, consists of $77.5 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of December 31, 2013, we had the following standby letter of credit (LOC) that was backed by the Amended Credit Agreement, as amended:

•	$1.4 million letter of credit to guarantee Rogers workers compensation plan;

No amounts were owed on the standby LOC as of December 31, 2013 or December 31, 2012.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary, and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at December 31, 2013, and has a fair value of $0.7 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of December 31, 2013 and 2012 was $8.0 million and $8.4 million, respectively.  Depreciation expense related to the capital lease was $0.4 million, $0.4 million and $0.4 million for the years ending December 31, 2013, 2012 and 2011, respectively.  Accumulated depreciation as of December 31, 2013 and 2012 was $1.2 million and $0.8 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $2.2 million, $2.9 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We incurred an unused commitment fee of approximately $0.5 million, $0.4 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective through July 2013.  At December 31, 2013, our outstanding debt balance is only made up of the term loan debt, which is $77.5 million.  At December 31, 2013, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.5 million , $0.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash paid for interest was $3.1 million, $4.0 million and $4.2 million for 2013, 2012 and 2011, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 13 – INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2013	2012	2011
Domestic	$13,208	$6,260	$9,285
International	35,677	16,390	46,483
Total	$48,885	$22,650	$55,768
The income tax expense (benefit) in the consolidated statements of income (loss) consists of:

(Dollars in thousands)	Current	Deferred	Total
2013
Domestic	$(7,075)	$5,894	$(1,181)
International	12,667	(260)	12,407
Total	$5,592	$5,634	$11,226

2012
Domestic	$3,651	$(59,414)	$(55,763)
International	8,118	1,161	9,279
Total	$11,769	$(58,253)	$(46,484)

2011
Domestic	$2,173	$(828)	$1,345
International	12,070	(1,897)	10,173
Total	$14,243	$(2,725)	$11,518

Deferred tax assets and liabilities as of December 31, 2013 and 2012, are comprised of the following:

(Dollars in thousands)
	2013	2012
Deferred tax assets
Accrued employee benefits and compensation	$8,927	$10,591
Postretirement benefit obligations	2,736	23,066
Tax credit carryforwards	9,825	18,574
Reserves and accruals	6,671	6,014
Depreciation and amortization	20,717	19,134
Other	3,715	1,751
Total deferred tax assets	52,591	79,130
Less deferred tax asset valuation allowance	(466)	(466)
Total deferred tax assets, net of valuation allowance	52,125	78,664
Deferred tax liabilities
Investment in joint ventures, net	—	1,559
Depreciation and amortization	15,839	15,654
Other	238	332
Total deferred tax liabilities	16,077	17,545
Net deferred tax asset	$36,048	$61,119

We have a $1.0 million net operating loss carryforward in China which will begin to expire in 2017. Excluded from the table above are state loss carryforwards ranging from approximately $0.0 million to $11.0 million in various state taxing jurisdictions, and credit carryforwards ranging from approximately $0.0 million to $4.0 million in various state taxing jurisdictions. As we continually generate credits in excess of our current year tax liability in these jurisdictions, we believe that it is remote that we will ever benefit from those tax attributes. Accordingly, we have not recorded any deferred tax assets related to such items on our consolidated statements of financial position for the years ended December 31, 2013 and 2012.

We currently have approximately $13.8 million of foreign tax credits that begin to expire in 2022, $4.6 million of research and development credits that begin to expire in 2027, and $0.5 million of minimum tax credits that can be carried forward indefinitely.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 that the use of which was postponed by tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include foreign tax credits of $6.8 million, research and development credits of $1.2 million and minimum tax credits of $0.4 million. Equity will be increased by $8.4 million if and when such deferred tax assets are ultimately realized.

We had a valuation allowance of $0.5 million at both December 31, 2013 and 2012, against certain of our U.S. deferred tax assets. A valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of a deferred tax asset is more likely than not. In determining the need for a valuation allowance, we assess the available positive and negative evidence as well as consider available tax planning strategies. In 2009, we established a valuation allowance against substantially all of our U.S. deferred tax assets as we concluded that we did not have sufficient evidence to support the position that these assets would be utilized in the future. This conclusion was reached primarily due to the presence of recent cumulative losses in the U.S. and upon consideration of all other available evidence, both positive and negative, using a “more likely than not standard” in accordance with applicable accounting guidance. At the end of the third quarter of 2012, we concluded that a valuation allowance against these assets was longer no necessary as we were no longer in, nor were we expecting to be in, a cumulative loss in the foreseeable future. As we are no longer in a cumulative loss position we should be able to rely on forecasted U.S. profits as a source of taxable income. Also, in appropriate circumstances we have the opportunity to undertake a tax planning strategy to ensure that our tax credit carryforwards do not expire unutilized. This strategy is based upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our tax credit carryforwards before they expire. We would undertake such a strategy to realize these tax credit carryforwards prior to expiration as it is reasonable, prudent, and feasible. This, along with other positive evidence, such as our recent history of positive taxable income, led us to conclude in 2012 that it is more likely than not that we will ultimately be able to realize our deferred tax assets.

Also in 2012, we realized a capital loss on the sale of the auction rate securities. As we do not have the ability to generate capital gains in the near future, we have established a valuation allowance against this deferred tax asset.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes. The reasons for this difference are as follows:

(Dollars in thousands)	2013	2012	2011

Tax expense at Federal statutory income tax rate	$17,110	$7,928	$19,518
International tax rate differential	(2,541)	(209)	(4,627)
Foreign source income, net of tax credits	(786)	(3,428)	(1,021)
Unrecognized tax benefits	(2,197)	1,604	272
General business credits	(702)	—	(831)
Valuation allowance change	—	(52,650)	(1,989)
Other	342	271	196
Income tax expense (benefit)	$11,226	$(46,484)	$11,518

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

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the entity's financial statements. We are subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of substantially all of our wholly-owned foreign subsidiaries because such earnings are indefinitely reinvested in those companies. If circumstances change and it becomes apparent that all or some of the undistributed earnings of our wholly-owned foreign subsidiaries will not be indefinitely reinvested, a provision for the tax consequence, if any, will be recorded in the period circumstances change. At December 31, 2013 and 2012, we have not accrued U.S. income taxes on unremitted earnings of approximately $172.9 million and $130.9 million, respectively.

Income taxes paid, net of refunds, were $11.1 million, $11.6 million, and $17.1 million, in 2013, 2012, and 2011, respectively.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the years ending December 31, 2013 and December 31, 2012, is as follows:

(Dollars in thousands)
	2013	2012
Beginning balance	$17,333	$16,133
Gross increases - current period tax positions	1,445	1,929
Gross decreases - tax positions in prior periods	(7,136)	—
Foreign currency exchange	79	37
Lapse of statute of limitations	(2,573)	(766)
Ending balance	$9,148	$17,333

If the December 31, 2013 balance of $9.1 million is recognized, it would decrease the effective tax rate in the period in which each of the benefits is recognized. Based upon new facts and circumstances that took place during the year, in 2013 we had a $7.136 million reduction to unrecognized tax benefits as a result of a redetermination of a prior position related to an international tax matter. At December 31, 2013 and 2012, we had accrued potential interest and penalties of approximately $1.1 million and $2.0 million, respectively. The potential interest and penalties are included as a component of income tax expense. It is reasonably possible that between $1.5 million and $2.0 million of our currently unrecognized tax benefits may be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2010 through 2013 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2010.

NOTE 14 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) at December 31, 2013 were as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Foreign currency translation adjustments	$22,756	$12,585
Funded status of pension plans and other postretirement benefits, net of tax of $2,900 and $22,371.	(33,997)	(70,158)
Unrealized gain (loss) on derivative instruments, net of tax of $110 and $127	(209)	(235)
Accumulated other comprehensive income (loss)	(11,450)	(57,808)

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

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2013	December 31, 2012
Stock acquisition program	120,883	120,883
Stock options and restricted stock	1,328,414	2,081,116
Shares available for issuance	479,307	659,292
Rogers Employee Savings and Investment Plan	169,044	249,490
Rogers Corporation Global Stock Ownership Plan for Employees	181,617	201,676
Deferred compensation to be paid in stock	14,558	49,090
Total	2,293,823	3,361,547

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
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  We did not grant any stock options in 2013. The fair value of options granted in 2012 and 2011 were calculated using the following weighted average assumptions:

	December 31, 2012	December 31, 2011
Options granted	46,950	131,750
Weighted average exercise price	$41.27	$46.29
Weighted-average grant date fair value	19.08	21.08

Assumptions:
Expected volatility	47.70%	46.92%
Expected term (in years)	5.9	5.6
Risk-free interest rate	1.43%	2.13%
Expected dividend yield	—	—

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

A summary of the activity under our stock option plans as of December 31, 2013 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,765,947	$40.58	1.3	19,557,233
Options granted	—	—
Options exercised	(847,340)	37.82
Options cancelled	(25,468)	39.04
Options outstanding at December 31, 2013	893,139	43.23	3.9	16,403,816
Options exercisable at December 31, 2013	721,645	44.62	3.2	12,270,104
Options vested or expected to vest at December 31, 2013*	887,994	43.27	3.9	16,279,805

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2013 and 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $13.6 million and $8.9 million, respectively. The total amount of cash received from the exercise of these options was $32.4 million and $17.0 million, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2013 and 2012 was approximately $0.4 million and $2.0 million, respectively.

As of December 31, 2013, there was $0.6 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.4 years.

We recognized $0.4 million, $2.0 million and $3.6 million of compensation expense related to stock options for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the activity under our stock option plans as for the fiscal years ended 2013, 2012 and 2011, is presented below:

	2013		2012		2011
	Options Outstanding	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	1,765,947	$40.58	2,401,809	$37.54	2,626,371	$36.63
Options granted	—	—	46,950	41.27	131,750	46.29
Options exercised	(847,340)	37.82	(614,263)	42.97	(329,964)	33.61
Options cancelled	(25,468)	39.04	(68,549)	43.57	(26,348)	30.77
Outstanding at year-end	893,139	43.23	1,765,947	40.58	2,401,809	37.54
Options exercisable at year-end	721,645		1,274,340		1,609,982
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives.  We currently have awards from 2011, 2012 and 2013 outstanding. These awards cliff vest at the end of a 3 year measurement period, except for 2011 and 2012 grants to those individuals who are retirement eligible during the grant period, as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
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
The 2013 award has two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of the ROIC portion is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.

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
Actual performance during the relevant period for the 2011 grant, which vested as of December 31, 2013, met the target performance criteria and shares will be paid out at 108% of target during the first quarter of 2014.
A summary of activity under the performance-based restricted stock plans for the fiscal years ended 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	73,458	$38.01	101,730	$31.19	115,250	$27.09
Awards granted	47,625	47.10	22,120	41.27	20,630	47.89
Stock issued	(33,538)	27.43	(43,750)	23.86	—	—
Awards forfeited or expired	(16,370)	44.90	(6,642)	37.67	(34,150)	27.43
Non-vested awards outstanding at end of year	71,175	$47.49	73,458	$38.01	101,730	$31.19

We recognized $1.3 million, $0.5 million, and $1.7 million of compensation expense related to performance-based restricted stock grants for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 expense represents a 108% projected payout for the 2011 performance-based grants, a projected payout of 108% for the performance-based awards granted in 2012 and a projected payout of 166% for the performance-based awards granted in 2013. The 2012 expense represents a 200% projected payout for the 2010 performance-based grants, and a projected payout of 100% for the performance-based awards granted in 2011 and 2012, respectively. The 2011 expense represented a 97.4% actual payout for the 2009 performance-based grants, and a projected payout of 200% for the performance-based awards granted in 2010 and 2011, respectively.

As of December 31, 2013, there was $2.4 million of total unrecognized compensation cost related to unvested performance-based restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

	2013		2012		2011
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted-Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	115,139	$43.27	86,707	$44.55	2,500	$20.01
Awards granted	156,665	51.78	51,790	40.99	84,667	45.29
Stock issued	(12,436)	43.97	(16,620)	41.64	—	—
Awards forfeited or expired	(28,342)	47.07	(6,738)	46.21	(460)	47.89
Non-vested awards outstanding at end of year	231,026	$48.54	115,139	$43.27	86,707	$44.55

We recognized $2.5 million, $1.6 million, and $1.6 million of compensation expense related to time-based restricted stock for years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $6.9 million of total unrecognized compensation cost related to unvested time-based restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.
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

	2013		2012		2011
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted-Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	30,150	$26.13	27,350	$28.80	30,250	$28.98
Awards granted	16,800	41.67	17,600	38.64	16,650	45.95
Stock issued	(15,400)	41.77	(14,800)	45.95	(19,550)	43.69
Non-vested awards outstanding at end of year	31,550	$26.77	30,150	$26.13	27,350	$28.8

We recognized compensation expense related to deferred stock units of $0.7 million, $0.7 million and $0.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two 6 month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors:

(i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.5 million of compensation expense associated with the plan for the year ended December 31, 2013 and $0.5 million for the year ended December 31, 2012 and $0.5 million for the year ended December 31, 2011.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

Our principal noncancellable operating lease obligations are for building space and vehicles. The leases generally provide that we pay maintenance costs. The lease periods typically range from one to five years and include purchase or renewal provisions. We have leases that are cancellable with minimal notice. Additionally, we have a capital lease on our manufacturing facility in Eschenbach, Germany, which was entered into in 2011. Further, in 2013 we entered into an operating lease for the Rogers Innovation Center at Northeastern University in Burlington, Massachusetts. The lease term expires three years from the November 2014 inception date and lease payments are determined based upon square footage occupied by Rogers personnel during the lease period that currently amount to approximately $10k per month. Further, under the lease arrangement, Rogers agreed to fund research activities for the University totaling a minimum of $0.5 million annually over the three year term of the agreement.

	Lease / Depreciation Expense
(Dollars in thousands)	2013	2012	2011
Operating leases	$2,634	$2,655	$3,137
Capital lease	1,233	1,627	1,672

	Future Minimum Lease Payments
(Dollars in thousands)	2014	2015	2016	2017	2018
Operating leases	$1,938	$1,089	$848	$419	$234
Capital lease	849	843	843	843	843

(Dollars in thousands)	Operating Leases	Capital Lease
Total future minimum lease payments	$4,565	$6,328
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site.  The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million.  We have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2013, which approximates our share of the low end of the estimated range.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut.  The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. Additional PCB contamination at this facility was uncovered in the original buildings, courtyards and surrounding areas including an on-site pond.  Remediation activities of the affected building materials and courtyards were completed in 2013. Remediation costs related to the original buildings, courtyards and surrounding areas including an on-site pond are expected to approximate $1.0 million, which was recorded as our original liability during 2010. To date, we have incurred $0.8 million in remediation costs related to the buildings and courtyards and anticipate that the remaining reserve of $0.2 million will be adequate to cover the remaining remediation work related to the surrounding areas and pond.
To date, we have spent approximately $1.9 million in remediation and monitoring costs related to these PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of December 31, 2013, there were 362 pending claims compared to 319 pending claims at December 31, 2012.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 362 claims pending as of  December 31, 2013,  69 claims do not specify the amount of damages sought,  291 claims cite jurisdictional amounts, and only two (2) claims (less than 1.0% of the total pending claims) specify the amount of damages sought not based on jurisdictional requirements. Of these two (2) claims, one (1) claim alleges compensatory and punitive damages of $20 million each and one (1) claim alleges punitive damages of 20 million.  These two (2) claims name between twenty-one (21) and twenty-nine (29) defendants.  However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011, 2012 and 2013 was significantly higher than in 2010.  These new lawsuits are reflected in the National Economic Research Associates, Inc. (“NERA”) and Marsh UA Inc. (“Marsh”) reports. (See "Impact of Financials Statements" section below.)

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained dismissals of many of these claims.  For the year ended December 31, 2013, one hundred fifteen (115) claims were dismissed and twenty-three (23) were settled.  For the year ended December 31, 2012 we were able to have ninety-three (93) claims dismissed and sixteen (16) settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Such settlements totaled approximately $4.8 million for the year ended December 31, 2013, compared to 6.3 million for the year ended 2012 and such settlement amounts were paid by our insurance carriers.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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
Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both resolution and defense costs.  Following the initiation of asbestos litigation, an effort was made to identify all of our primary, umbrella and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s.  We located primary policies for all such years except for the early 1960s. With respect to this period, we entered into an arrangement with ACE Property & Casualty Insurance Company in 2005, pursuant to which we and they share in asbestos liabilities allocable to such period. We have located umbrella or excess layer policies for all such years except for the period from May 18, 1961 to May 18, 1964. We believe that a policy was purchased from Continental Casualty Company covering this period based upon documents we have found, but the insurer has denied coverage. This policy has not yet been triggered.
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
To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims.  The current cost sharing agreement between us and such insurance carriers is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted.  The agreement, which replaced an older expired agreement, can be terminated by election of any part thereto after January 25, 2015. Absent any such election, the agreement will continue until a party elects to terminate it.
In 2013, the primary layer insurance policies providing coverage for the January 1, 1966 to January 1, 1967 period exhausted. The cost sharing agreement contemplates that any excess carrier over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess carrier providing coverage for the period set forth above is currently providing applicable insurance coverage in accordance with the allocation provisions of the cost sharing agreement, but has not yet signed that agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from five years to ten years. We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Also, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base our projections. Further, we determined that a 10 year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2013, the estimated liability and estimated insurance recovery for the ten-year period through 2023 was $59.7 million and $57.1 million, respectively. For sensitivity purposes, if the forecast period was decreased to five years, the projected liability and related insurance recovery would be $34.9 million and $33.6 million, respectively. Also, if the forecast period was increased to fifteen years, the projected liability and related insurance recovery would be $77.2 million and $73.2 million, respectively.
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

Other Environmental and General Litigation

•
In the second quarter of 2010, the CT DEEP contacted us to discuss a disposal site in Killingly, Connecticut.  We have initiated internal due diligence work related to the site to better understand the issue and our alleged involvement. As a matter of procedure, we have submitted an insurance claim for the disposal site, but we currently do not know the nature and extent of any alleged contamination at the site, how many parties could be potentially involved in any remediation, if necessary, or the extent to which we could be deemed a potentially responsible party.  CT DEEP has not made any assessment of the nature of any potential remediation work that may be done, nor have they made any indication of any potential costs associated with such remediation.  Therefore, based on the facts and circumstances known to us at the present time, we are not able to estimate the probability of incurring a contingent liability related to this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time. We continually monitor this situation and are in correspondence with the CT DEEP as appropriate.  When and if facts and circumstances related to this mater change, we will review our position and our ability to estimate the probability of any potential loss contingencies, as well as the range of any such potential exposure.

•
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP).  As part of this program, we have had conversations with the CT DEEP to begin to determine if any corrective actions need to be taken at the site related to any potential contamination issues. We are currently in the early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand any potential issues. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found.  Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for the alleged improper termination of our relationship. The sales agent/distributor seeks compensation for the terminated relationship. At this point in time, we are very early in the process and can not reasonably assess the probability of an unfavorable outcome related to this matter, nor reasonably estimate any potential contingent liability based upon the facts and circumstances known to us at this time. As such, no reserve has been established for this matter at this time.

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

NOTE 16 – BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our reporting structure is comprised of the following operating segments: High Performance Foams (HPF), Printed Circuit Materials (PCM), Power Electronics Solutions (PES) and the Other reportable segment. In the fourth quarter of 2013, we determined that a realignment of our segment structure was appropriate in order to present our financial results in a manner consistent with how management operates the business. Our previous reporting structure was comprised of the following operating segments: High Performance Foams, Printed Circuit Materials, Curamik Electronic Solutions and Power Distribution Systems and the Other reportable segment.

In the new structure, we will present three operating segments - High Performance Foams, Printed Circuit Materials, and Power Electronics Solutions and the Other reportable segment. During 2013, the management of the Curamik Electronic Solutions and Power Distribution Systems operations was combined under one segment management team and the former operating segments now meet the reporting definition of product lines, as the management team has full cross functional and regional responsibility over all aspects of these product lines. Information is reported to the Chief Operating Decision Maker (the President and Chief Executive Officer of Rogers) at the Power Electronic Solutions operating segment level. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. All prior periods herein have been recast to support this change.

•	High Performance Foams

The High Performance Foams operating segment includes polyurethane and silicone foam products manufactured in roll stock, sheet, and molded formats. These foams have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

High Performance Foams products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable communications, consumer goods, transportation, printing applications and other markets. Trade names for our High Performance Foams include: PORON® urethane foams used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; BISCO® silicone foams, solids, sponge and extrusion products for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

We have two 50% owned joint ventures that extend and complement our worldwide business in High Performance Foams. Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Taketoyo, Japan to predominantly serve the Japanese and Taiwanese markets. Rogers INOAC Suzhou Corporation (RIS) was established in 2004 with INOAC Corporation and provides polyurethane foam materials primarily to the Asian marketplace.

•	Printed Circuit Materials

The Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications, and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for our printed circuit board materials include RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has varying properties that address specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar for both aviation and automotive applications.

•	Power Electronics Solutions
The Power Electronics Solutions operating segment is comprised of direct copper bonded (DCB) ceramic substrate products and RO-LINX® power distribution products. We believe that our advanced, customized components enable the performance and reliability of today’s growing array of power electronic devices and serve to increase the efficiency of applications by managing heat and ensuring the reliability of these critical devices used in converting raw energy into controlled and regulated power that can be used and managed.
Trade names for our Power Electronics Solutions products include curamik® ceramic substrates and RO-LINX® products. Curamik® ceramic substrates are used in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules, which enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and electric and hybrid electric vehicle drive systems. RO-LINX® products are used in high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains); clean technology applications (e.g. wind turbines, solar farms and electric vehicles) and variable frequency drives for high to mid power applications.

•	Other

The Other reportable segment consists of elastomer components, floats and inverter distribution activities. Elastomer components are sold to OEMs for applications in ground transportation, office equipment, consumer and other markets. Trade names for our elastomer components include: NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines. Inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties primarily serving the portable communication and automotive markets.

This segment previously included the results of the Composite Materials operating segment, which qualified as a discontinued operation in the fourth quarter of 2012 when we shut down production of non-woven composite materials. This segment also included the results of the Thermal Management Solutions operating segment, which qualified as a discontinued operation in 2011. All results have been recast to exclude these segments from consolidated results or continuing operations.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Electronics Solutions	Other	Total
2013
Net sales	$168,082	$184,949	$160,730	$23,721	$537,482
Operating income (loss)	22,339	18,788	1,088	7,065	49,280
Total assets	221,848	177,716	382,818	24,152	806,534
Capital expenditures	3,030	7,793	5,287	749	16,859
Depreciation & amortization	6,410	7,004	12,406	531	26,351
Investment in unconsolidated joint ventures	18,463	—	—	—	18,463
Equity income (loss) in unconsolidated joint ventures	4,326	—	—	—	4,326
2012
Net sales	$179,421	$161,893	$134,279	$23,168	$498,761
Operating income (loss)	25,730	8,170	(12,022)	3,786	25,664
Total assets	233,401	156,103	345,013	24,761	759,278
Capital expenditures	4,947	12,849	5,746	232	23,774
Depreciation & amortization	7,947	7,172	11,083	928	27,130
Investment in unconsolidated joint ventures	21,171	—	—	—	21,171
Equity income (loss) in unconsolidated joint ventures	4,743	—	—	—	4,743
2011
Net sales	$177,645	$166,424	$180,234	$24,038	$548,341
Operating income (loss)	28,280	11,127	11,320	2,755	53,482
Total assets	192,829	123,883	338,418	21,655	676,785
Capital expenditures	5,325	5,901	9,362	728	21,316
Depreciation & amortization	7,873	6,348	10,989	1,098	26,308
Investment in unconsolidated joint ventures	23,868	—	—	—	23,868
Equity income (loss) in unconsolidated joint ventures	5,451	—	—	—	5,451
Inter-segment sales have been eliminated from the sales data in the preceding table.

The following table sets forth the operating income (loss) reconciliation to the consolidated statements of income (loss) for the periods indicated:

	2013	2012	2011
Operating income (loss)	$49,280	$25,664	$53,482

Equity income in unconsolidated joint ventures	4,326	4,743	5,451
Other income (expense), net	(1,240)	(208)	1,942
Net realized investment gain (loss)	—	(3,245)	(196)
Interest income (expense), net	(3,481)	(4,304)	(4,911)
Income (loss) before income tax expense (benefit)	$48,885	$22,650	$55,768

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2013	2012	2011	2013	2012	2011

United States	$118,263	$115,035	$109,581	$64,545	$64,845	$65,432
Asia	275,969	250,682	271,132	68,613	69,830	64,181
Europe	132,126	123,040	154,423	171,615	172,671	177,196
Other	11,124	10,004	13,205	—	—	—
Total	$537,482	$498,761	$548,341	$304,773	$307,346	$306,809

(1)    Net sales are allocated to countries based on the location of the customer.
(2)    Long-lived assets are based on the location of the asset and are comprised of goodwill and other intangibles and property, plant and equipment.

NOTE 17 – RESTRUCTURING AND IMPAIRMENT CHARGES

•	2013
In 2013, we recognized approximately $10.4 million of restructuring and impairment charges. Approximately $5.7 million of these charges are related to the streamlining initiatives that began in 2012 as we incurred approximately $4.2 million in severance and related charges as a result of these activities as well as changes to the executive management team and we recognized a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans. Further in 2013, we recognized a $4.6 million charge related to the impairment of the investment in Solicore, Inc. As this investment does not relate to any of our operating segments, we have allocated this impairment charge on a basis similar to other Corporate allocations. See Note 9 - Investment for further details on this write-down.

•	2012
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

High Performance Foams
In the second quarter of 2012, we announced the shut-down of the High Performance Foams manufacturing facility in Bremen, Germany. This shut-down was completed in the first quarter of 2013.  The manufacture of certain silicone foam materials produced in the Bremen facility was consolidated into our existing silicone foam manufacturing facility in Carol Stream, Illinois, while certain product lines were discontinued.  Charges related to the shut-down of the facility include the following: $0.9 million of severance charges related to the termination of certain employees, $0.8 million of accelerated depreciation expense on certain assets that were no longer to be used in production, $0.2 million of inventory related charges and $0.1 million related to a fixed asset disposal. We also incurred an additional $1.4 million in costs related to the shut-down of the facility and other costs to remove and transport certain equipment to Carol Stream.  In 2012, we recorded $1.0 million as restricted cash related to early termination of the Bremen Facility lease. This amount was paid to the lessor in the first quarter of 2013.
The High Performance Foams operating segment also recognized $2.2 million in allocated severance and related costs associated with the streamlining initiatives and early retirement program.

Printed Circuit Materials
The Printed Circuit Materials operating segment recognized $2.9 million in allocated severance and related costs associated with the streamlining initiatives and early retirement program.
Power Electronics Solutions
In the third quarter of 2012, we announced a plan to move the final inspection stage of manufacturing operations in the facility in Eschenbach, Germany to Hungary. The move is expected to enable more cost effective performance of the inspection operation and was completed in 2013. We recognized approximately $3.8 million in severance charges related to the separation from employment of certain employees at the facility in Germany. We also recorded $0.4 million of accelerated depreciation related to certain assets.
We incurred $0.5 million in accelerated depreciation associated with the shut-down of the busbar power distribution startup operation in North America, along with $0.1 million of other costs associated with the shut-down. We also incurred $0.3 million in expense related to the impairment of an investment receivable.
The PES operating segment recognized $1.4 million in allocated severance and related costs associated with the streamlining activities and early retirement program.

Other
We incurred a charge of $0.4 million related to the write off of a license agreement formerly associated with the discontinued Thermal Management Solutions operating segment. We also recognized $0.3 million in allocated severance and related costs associated with the streamlining activities and early retirement program.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in 2013.

(Dollars in thousands)
	December 31, 2013	December 31, 2012	December 31, 2011
Cost of Sales

High Performance Foams
Accelerated depreciation expense related to Bremen shut-down	$—	$764	$—
Inventory impairment related to Bremen shut-down	—	191	—
Union ratification bonus	181	—	—
Printed Circuit Materials
Union ratification bonus	179	—	—
Power Electronics Solutions
Accelerated depreciation related to certain assets	—	393	—
Accelerated depreciation expense related to U.S. shut-down	—	499	—
Union ratification bonus	8	—	—
Total charges for Cost of Sales	$368	$1,847	$—

Restructuring and Impairment

High Performance Foams
Fixed asset disposal (1)	$—	$79	$441
Severance related to Bremen shut-down	1,345	861	—
Bremen shut down-costs	—	1,442	—
Allocated severance and related costs	—	2,188	—
Allocated Solicore impairment	1,617	—	—
Printed Circuit Materials
Allocated severance and related costs	802	2,915	—
Allocated Solicore impairment	1,617	—	—
Power Electronics Solutions
Impairment of investment related receivable	—	264	—
Severance and related costs	3,494	1,799	—
Severance related to Hungary move	—	3,774	—
PDS North America shut-down costs	—	149	—
Allocated Solicore impairment	1,155	—	—
Other
License agreement expense	—	356	—
Allocated severance and related costs	115	255	—
Allocated Solicore impairment	231	—	—
Total charges for Restructuring and Impairment	$10,376	$14,082	$441

(1) In the first quarter of 2012, we signed an agreement to sell our facility in Richmond, Virginia for $1.5 million. This facility had a book value of approximately $1.8 million prior to the signing of the agreement, and we recorded an impairment charge of approximately $0.4 million as of December 31, 2011, which represents the write down to the selling price minus approximately $0.1 million of estimated selling costs. The transaction closed in the second quarter of 2012.

The following table summarizes charges in the severance accrual from January 1, 2013 through December 31, 2013:

(Dollars in thousands)	Streamlining and restructuring related activities	Bremen facility shut down	Curamik finishing operations relocation to Hungary	Total
Balance at January 1, 2013	$1,573	$—	$4,035	$5,608
Provisions	4,174	—	—	4,174
Payments	(4,651)	—	(4,035)	(8,686)
Balance at December 31, 2013	$1,096	$—	$—	$1,096

Balances may differ from prior periods due to foreign exchange rate fluctuations.

NOTE 18 – DISCONTINUED OPERATIONS
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment.  We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process.  Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in 2013. For the years ended December 31, 2012 and 2011, operating losses of $0.1 million and $6.8 million, net of tax, respectively, were reflected as discontinued operations in the accompanying consolidated statements of income (loss). Net sales associated with the discontinued operations for the years ended December 31, 2012 and 2011 were 0.1 million and 0.9 million , respectively.  The tax related to the discontinued operations was de minimus for 2013 and 2012 and was $0.1 million for 2011.
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. For the year ended December 31, 2013, net operating income of $0.1 million was reflected as discontinued operations in the accompanying consolidated statement of income (loss). Net sales for 2013 were $0.2 million and tax related to the discontinued operation was $0.1 million for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011 operating losses of $0.1 million and $0.4 million, net of tax, respectively, were reflected as discontinued operations in the accompanying consolidated statements of income (loss). The tax related to the discontinued operations was de minimis for the year ended December 31, 2012 and $0.2 million for the year ended December 31, 2011.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$125,979	$132,452	$142,820	$136,231
Gross margin	41,289	44,429	51,186	50,796
Income (loss) from continuing operations	6,976	5,583	13,572	11,528

Net income per share:
Basic	$0.41	$0.33	$0.79	$0.66
Diluted	0.39	0.32	0.76	0.64

(Dollars in thousands, except per share amounts)	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$120,155	$125,296	$129,134	$124,176
Gross margin	36,404	36,654	42,977	42,711
Income (loss) from continuing operations	(1,586)	6,417	59,124	5,179

Net income per share:
Basic	$(0.10)	$0.40	$3.60	$0.31
Diluted	(0.10)	0.39	3.48	0.30

NOTE 20 - RECENT ACCOUNTING STANDARDS

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
Balance Sheet
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11). ASU No. 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). ASU No. 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of ASU No. 2011-11 did not require additional disclosures related to offsetting assets and liabilities and did not materially impact our financial condition or results of operations.

NOTE 21 - SUBSEQUENT EVENTS

There were no events subsequent to December 31, 2013 that we believe could have a material effect on our financial statements as of December 31, 2013, or are of such significance that would require mention as a subsequent event in order to make the financial statements not misleading.

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts
(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
December 31, 2013	$1,773	$670	$(788)	$—	$1,655
December 31, 2012	$1,040	$1,253	$(520)	$—	$1,773
December 31, 2011	1,630	680	(1,270)	—	1,040

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 'Exchange Act”), as of December 31, 2013. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company's internal control over financial reporting, which report appears herein below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Rogers Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), shareholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2013 of Rogers Corporation and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 24, 2014

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Director Qualifications and Experience”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors - Meetings of Certain Committees” in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is hereby incorporated into this Item 10 by reference.

Code of Ethics

We have adopted a code of business conduct and ethics policy, which applies to all employees, officers and directors of Rogers Corporation. The Rogers Corporation Code of Business Conduct and Ethics Policy is posted on our website at http://www.rogerscorp.com. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics Policy for the Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller (or others performing similar functions) by posting such information on our website. Our website is not incorporated into or a part of this Form 10-K.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Board of Directors - Directors' Compensation”, “Board of Directors - Meetings of Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2013, the end of the Company's fiscal year.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2013

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (5)	Weighted average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a) (6)

Equity Compensation Plans Approved by Security Holders
Rogers Corporation 1988 Stock Option Plan	18,000	$58.96	—
Rogers Corporation 1994 Stock Compensation Plan	10,525	58.05	—
Rogers Corporation 1998 Stock Incentive Plan	47,519	49.24	—
Rogers Corporation 2005 Equity Compensation Plan	291,473	46.53	—
Rogers Corporation 2009 Long-Term Equity Compensation Plan	319,214	32.18	479,307
Rogers Corporation Global Stock Ownership Plan For Employees (1)	—	—	181,617

Equity Compensation Plans Not Approved by Security Holders
Rogers Corporation 1990 Stock Option Plan (2)	183,208	52.98	—
Rogers Corporation Stock Acquisition Program (3)	—	—	120,883
Inducement Awards for the CEO when he joined Rogers (4)	23,200	37.05	—
Total (5)	893,139	$43.01	781,807

(1)	This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended.

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

(5)
Does not include deferred stock units, restricted stock or phantom stock units. As of 12/31/2013, 33,250 shares were reserved for deferred stock unit awards, 387,467 shares were reserved for restricted stock awards and 14,558 shares were reserved for phantom stock units related to the deferral of compensation ultimately to be paid in Rogers stock.

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

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions “Stock Ownership of Management” and “Beneficial Ownership of More Than Five Percent of Rogers Stock” in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Board of Directors-Director Independence” in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees and Services set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(1) Financial Statements and Schedules - See Item 8.

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

10.14
Officer Special Severance Agreement between the Registrant and Jeffrey M. Grudzien**, dated December 17, 2008, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on February 20, 2013*.

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

10.34
Employment Contract between Mektron N.V., predecessor to Rogers BVBA, a wholly owned subsidiary of the Registrant, and Luc Van Eenaeme dated August 10, 1984**, filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on February 20, 2013*.

10.35
Service Agreement between Curamik Electronics GmbH, a wholly owned subsidiary of the Registrant, and Luc Van Eenaeme dated May 1, 2012**, filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on February 20, 2013*.

10.36	Guarantee Agreement between the Registrant and Luc Van Eenaeme dated January 23, 2013**, filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on February 20, 2013*.

10.37
Settlement Agreement between Rogers BVBA, a wholly owned subsidiary of the Registrant, and Luc Van Eenaeme dated September 26, 2013**, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013*.

10.38
Termination Agreement between Curamik Electronics GmbH , a wholly owned subsidiary of the Registrant, and Luc Van Eenaeme dated September 26, 2013**, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013*.

10.39
Settlement Agreement between Rogers UK Limited, a wholly owned subsidiary of the Registrant, and Luc Van Eenaeme dated September 26, 2013**, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013*.

10.40	Non-Competition Agreement between the Registrant and Luc Van Eenaeme dated September 26, 2013**, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013*.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Marsh U.S.A., Inc., filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

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

101
The following materials from Rogers Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2013, 2012 and 2011; and (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

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

ROGERS CORPORATION (Registrant)
/s/ Bruce D. Hoechner
Bruce D. Hoechner
President and Chief Executive Officer Principal Executive Officer

Dated: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Bruce D. Hoechner	/s/ Carol R. Jensen
Bruce D. Hoechner President and Chief Executive Officer Director Principal Executive Officer	Carol R. JensenDirector

/s/ Dennis M. Loughran	/s/ William E. Mitchell
Dennis M. Loughran Vice President, Finance, Chief Financial Officer and Principal Financial Officer	William E. MitchellDirector

/s/ Ronald J. Pelletier	/s/ Ganesh Moorthy
Ronald J. Pelletier Corporate Controller and Principal Accounting Officer	Ganesh Moorthy Director

/s/ Michael F. Barry	/s/ Robert G. Paul
Michael F. Barry Director	Robert G. PaulDirector

/s/ Charles M. Brennan, III	/s/ Peter C. Wallace
Charles M. Brennan, III Director	Peter C. WallaceDirector

/s/ Gregory B. Howey
Gregory B. Howey Director