Form 10-Q
period 2014-03-31
ROGERS CORP
filed 2014-04-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of April 22, 2014 was 18,121,722.

ROGERS CORPORATION
FORM 10-Q

March 31, 2014

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders' Equity	5
		Condensed Consolidated Statements of Comprehensive Income (Loss)	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.		Controls and Procedures	38
Part II – Other Information
Item 1.		Legal Proceedings	40
Item 6.		Exhibits	40
Signatures			41
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$146,640	$125,979
Cost of sales	92,721	84,690
Gross margin	53,919	41,289

Selling and administrative expenses	27,599	25,206
Research and development expenses	4,863	5,269
Operating income	21,457	10,814

Equity income in unconsolidated joint ventures	977	529
Other income (expense), net	(1,191)	(589)

Interest income (expense), net	(748)	(905)
Income before income tax expense	20,495	9,849

Income tax expense	5,915	2,873
Income from continuing operations	14,580	6,976

Income (loss) from discontinued operations, net of income taxes	—	120
Net income (loss)	$14,580	$7,096

Basic net income per share:
Income from continuing operations	$0.81	$0.41
Income from discontinued operations	—	0.01
Net income	$0.81	$0.42

Diluted net income per share:
Income from continuing operations	$0.79	$0.39
Income from discontinued operations	—	0.01
Net income	$0.79	$0.40

Shares used in computing:
Basic net income per share	17,950,843	17,072,459
Diluted net income per share	18,549,458	17,673,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$216,458	$191,884
Accounts receivable, less allowance for doubtful accounts of $1,592 and $1,655	95,311	85,126
Accounts receivable from joint ventures	1,485	1,897
Accounts receivable, other	2,258	2,638
Taxes receivable	86	1,578
Inventories	64,291	66,889
Prepaid income taxes	4,543	5,519
Deferred income taxes	6,876	7,271
Asbestos-related insurance receivables	7,542	7,542
Other current assets	8,718	7,363
Total current assets	407,568	377,707

Property, plant and equipment, net of accumulated depreciation of $227,015 and $222,189	144,208	146,931
Investments in unconsolidated joint ventures	18,125	18,463
Deferred income taxes	45,550	44,854
Pension Asset	2,983	2,982
Goodwill	108,558	108,671
Other intangible assets	47,674	49,171
Asbestos-related insurance receivables	49,508	49,508
Investments, other	507	507
Other long-term assets	7,647	7,740
Total assets	$832,328	$806,534

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,369	$17,534
Accrued employee benefits and compensation	23,175	29,724
Accrued income taxes payable	6,830	4,078
Current portion of lease obligation	850	849
Current portion of long term debt	18,750	17,500
Asbestos-related liabilities	7,542	7,542
Other accrued liabilities	15,248	12,813
Total current liabilities	93,764	90,040

Long term lease obligation	7,105	7,170
Long term debt	55,000	60,000
Pension liability	5,435	5,435
Retiree health care and life insurance benefits	9,649	9,649
Asbestos-related liabilities	52,205	52,205
Non-current income tax	10,479	10,208
Deferred income taxes	16,468	16,077
Other long-term liabilities	329	223
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 18,120,086 and 17,854,506 shares outstanding	18,120	17,855
Additional paid-in capital	122,257	110,577
Retained earnings	453,125	438,545
Accumulated other comprehensive income (loss)	(11,608)	(11,450)
Total shareholders' equity	581,894	555,527
Total liabilities and shareholders' equity	$832,328	$806,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$17,855	$110,577	$438,545	$(11,450)	$555,527

Net income	—	—	14,580	—	14,580
Other comprehensive income (loss)				(158)	(158)
Stock options exercised	233	10,306	—	—	10,539
Shares issued for employees stock purchase plan	10	325	—	—	335
Shares issued for restricted stock	22	(709)	—	—	(687)
Stock-based compensation expense	—	1,758	—	—	1,758
Balance at March 31, 2014	$18,120	$122,257	$453,125	$(11,608)	$581,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Income from continuing operations, net of tax	$14,580	6,976

Foreign currency translation adjustment	(327)	(9,398)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (1)	(180)	(9)
Unrealized gain (loss) reclassified into earnings	210	—
Pension and postretirement benefit plans reclassified into earnings, net of tax (1)
Amortization of loss	139	1,014
Amortization of prior service cost	—	23
Other comprehensive income (loss)	(158)	(8,370)

Comprehensive income (loss) from continuing operations	14,422	(1,394)
Income (loss) from discontinued operations, net of income taxes	—	120
Comprehensive income (loss)	$14,422	$(1,274)

(1) See Note 5 - "Accumulated Other Comprehensive Income (Loss)" for tax impacts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net income	$14,580	$7,096
Loss (income) from discontinued operations	—	(120)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,469	6,571
Stock-based compensation expense	1,758	688
Deferred income taxes	15	281
Equity in undistributed income of unconsolidated joint ventures	(977)	(529)
Dividends received from unconsolidated joint ventures	905	1,988
Pension and postretirement benefits	(642)	2,434
Gain from the sale of property, plant and equipment	(21)	(74)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable, accounts receivable other and taxes receivable	(8,192)	1,194
Accounts receivable, joint ventures	412	(233)
Inventories	2,626	2,829
Pension contribution	(765)	(6,500)
Other current assets	(377)	510
Accounts payable and other accrued expenses	2,463	2,139
Other, net	(470)	950
Net cash provided by (used in) operating activities of continuing operations	17,784	19,224
Net cash provided by (used in) operating activities of discontinued operations	—	726
Net cash provided by (used in) operating activities	17,784	19,950

Investing Activities:
Capital expenditures	(2,233)	(7,706)
Proceeds from the sale of property, plant and equipment, net	21	74
Net cash provided by (used in) investing activities of continuing operations	(2,212)	(7,632)

Financing Activities:
Repayment of debt principal and long term lease obligation	(3,826)	(2,758)
Proceeds from sale of capital stock, net	10,539	3,420
Issuance of restricted stock shares	(687)	(1,005)
Proceeds from issuance of shares to employee stock purchase plan	335	390
Net cash provided by (used in) financing activities of continuing operations	6,361	47

Effect of exchange rate fluctuations on cash	2,641	(814)

Net increase (decrease) in cash and cash equivalents	24,574	11,551
Cash and cash equivalents at beginning of year	191,884	114,863
Cash and cash equivalents at end of quarter	$216,458	$126,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, the accompanying condensed consolidated statements of financial position and related interim condensed consolidated statements of income, condensed consolidated statements of shareholders' equity, condensed consolidated statement of comprehensive income (loss) and condensed consolidated statements of cash flows include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles.  All significant intercompany transactions have been eliminated.
For all periods and amounts presented, reclassifications have been made for discontinued operations. See Note 16 -"Discontinued Operations" for further discussion.
Certain amounts in the prior-year unaudited condensed consolidated financial statements have been reclassified to conform with the current-year presentation.
Interim results are not necessarily indicative of results for a full year.  For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2013.

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of March 31, 2014	Level 1	Level 2	Level 3
Foreign currency contracts	—	—	—	—
Copper derivative contracts	495	—	495	—
Interest rate swap	(269)	—	(269)	—

(Dollars in thousands)	Carrying amount as of December 31, 2013	Level 1	Level 2	Level 3
Foreign currency contracts	(77)	—	(77)	—
Copper derivative contracts	984	—	984	—
Interest rate swap	(296)	—	(296)	—

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

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income (loss) during the current period.  For the three month periods ended March 31, 2014 and 2013, there was no hedge ineffectiveness.
We currently have twenty-one outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Printed Circuit Materials operations.  These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices.   These contracts cover the 2014 and 2015 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts is recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
During the three months ended March 31, 2014, we entered into Japanese Yen, Euro, U.S Dollar and Hungarian Florint currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Our Japanese Yen currency forward contracts in Germany qualify for hedge accounting. Those contracts that do not qualify for hedge accounting treatment, have any mark-to-market adjustments recorded in the "Other income, net" line item in our condensed consolidated statements of income (loss).
Also in 2012, we entered into an interest rate swap derivative instrument to hedge the variable LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At March 31, 2014, the term loan debt of $73.8 million represents all of our total outstanding debt.  At March 31, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
January 2014 - April 2014	30	metric tons per month	YEN/USD	¥200,000,000
January 2014 - June 2014	35	metric tons per month	HUF/EUR	230,000,000
May 2014 - December 2014	30	metric tons per month	USD/EUR	$1,600,000
January 2014 - December 2014	10	metric tons per month	YEN/EUR	¥360,000,000
January 2014 - December 2014	5	metric tons per month	YEN/EUR	¥23,100,000
July 2014 - December 2014	15	metric tons per month
July 2014 - December 2014	5	metric tons per month
October 2014 - December 2014	15	metric tons per month
July 2014 - September 2014	20	metric tons per month
January 2014 - June 2014	40	metric tons per month
July 2014 - September 2014	20	metric tons per month
January 2015 - March 2015	8	metric tons per month
January 2015 - March 2015	52	metric tons per month
January 2015 - March 2015	46	metric tons per month
April 2015 - June 2015	95	metric tons per month
April 2014 - June 2014	35	metric tons per month
July 2014 - December 2014	35	metric tons per month
January 2014 - December 2014	10	metric tons per month
July 2014 - December 2014	25	metric tons per month
October 2014 - December 2014	20	metric tons per month
January 2015 - March 2015	40	metric tons per month

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended March 31, 2014
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended
Contracts designated as hedging instruments	Other comprehensive income (loss)	$(7)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(1,027)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(269)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended March 31, 2013
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended
Contracts not designated as hedging instruments	Other income (expense), net	$5
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(183)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(9)
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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Raw materials	$26,903	$24,301
Work-in-process	15,468	13,536
Finished goods	21,920	29,052
Total Inventory	$64,291	$66,889

Note 5 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at March 31, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income before reclassifications	(327)	—	(180)	(507)
Actuarial net gain (loss) incurred in the fiscal year	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	139	210	349
Net current-period other comprehensive income	(327)	139	30	(158)
Ending Balance March 31, 2014	$22,429	$(33,858)	$(179)	$(11,608)
(1) Net of taxes of $2,825 and $2,900 for the periods ended March 31, 2014 and December 31, 2013, respectively.
(2) Net of taxes of $96 and $110 for the periods ended March 31, 2014 and December 31, 2013, respectively.
The changes of accumulated other comprehensive income (loss) by component at March 31, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	(9,398)	—	(9)	(9,407)
Amounts reclassified from accumulated other comprehensive income	—	1,037	—	1,037
Net current-period other comprehensive income	(9,398)	1,037	(9)	(8,370)
Ending Balance March 31, 2013	$3,187	$(69,121)	$(244)	$(66,178)
(3) Net of taxes of $21,813 and $22,371 for the periods ended March 31, 2013 and December 31, 2012, respectively.
(4) Net of taxes of $126 and $127 for the periods ended March 31, 2013 and December 31, 2012, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended March 31, 2014
Details about accumulated other comprehensive income components	Three months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	323	Realized gain (loss)
	(113)	Tax benefit (expense)
	210	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$—	(6)
Actuarial losses	214	(6)
	214	Total before tax
	(75)	Tax benefit (expense)
	$139	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended March 31, 2013
Details about accumulated other comprehensive income components	Three months ended	Affected line item in the statement where net income is presented

Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$35	(6)
Actuarial losses	1,559	(6)
	1,594	Total before tax
	(557)	Tax benefit (expense)
	$1,037	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

Note 6- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Income from continuing operations	$14,580	$6,976
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	17,951	17,072
Effect of dilutive stock options	598	601
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	18,549	17,673
Basic income from continuing operations per share:	$0.81	$0.41
Diluted income from continuing operations per share:	0.79	0.39
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	March 31, 2014	March 31, 2013
Anti-dilutive shares excluded	42,463	473,442

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
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of an option.  We have not granted any stock options since the first quarter of 2012.
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
During the three month period ended March 31, 2014, we recognized approximately $0.1 million of stock option compensation expense. During the three month period ended March 31, 2013, we recognized approximately $0.3 million of stock option compensation expense.

A summary of the activity under our stock option plans as of March 31, 2014 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	893,139	$43.23	3.9	$16,403,816
Options granted	—	—
Options exercised	(235,883)	45.45
Options forfeited	(750)	40.70
Options outstanding at March 31, 2014	656,506	42.44	4.1	13,184,080
Options exercisable at March 31, 2014	568,073	41.97	3.6	11,670,746
Options vested or expected to vest at March 31, 2014*	654,581	42.43	4.1	13,138,680
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
During the three month period ended March 31, 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $4.2 million, and the total amount of cash received from the exercise of these options was $10.5 million.
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards.  We currently have awards from 2012, 2013 and 2014 outstanding. These awards cliff vest at the end of the three year measurement period, except for the 2012 grants to those individuals who are retirement eligible during the grant period, as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the actual retirement date if it occurs during the vesting period).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period, unless the employee has an accelerated vesting schedule.
The 2012 award has three measurement criteria on which the final payout of the award is based - (i) the three year compounded annual growth rate (CAGR) of net sales, (ii) the three year CAGR of diluted earnings per share, and (iii) the three year average of each year's free cash flow as a percentage of net sales. In accordance with the applicable accounting literature, these measures are treated as performance conditions. The fair value of this award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentages at the end of each reporting period.
The 2013 and 2014 awards have two measurement criteria on which the final payout of each award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of each award is considered a performance condition. As such, the fair value of each award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
The amount of performance-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered award.  We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 7% and applied that rate to the grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Below are the assumptions used in the Monte Carlo calculation:

	March 31, 2014	March 31, 2013
Expected volatility	33.7%	37.1%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.67%	0.40%
Expected dividend yield	—	—
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
Actual performance during the relevant period for the 2011 award, which vested as of December 31, 2013, met the target performance criteria and shares were paid out at 108.3% of target during the first quarter of 2014.

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2013	71,175
Awards granted	47,200
Stock issued	(12,503)
Awards forfeited	2,760
Non-vested awards outstanding at March 31, 2014	108,632
During the three months ended March 31, 2014, we recognized compensation expense for performance-based restricted stock awards of approximately $0.6 million. During the three months ended March 31, 2013, due to reductions in the estimated payout percentages of outstanding grants, we recognized income for performance-based restricted stock awards of approximately $0.1 million.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team.  We currently have grants from 2011, 2012, 2013 and 2014 outstanding. The 2011 and 2012 grants cliff vest at the end of the three year vesting period. The 2013 and 2014 grants ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period.  The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered award.  We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 7% and applied that rate to the grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2013	231,026
Awards granted	62,050
Stock issued	(20,952)
Awards forfeited	(1,755)
Non-vested awards outstanding at March 31, 2014	270,369
During the three months ended March 31, 2014, we recognized compensation expense for time-based restricted stock awards of approximately $0.9 million.  During the three months ended March 31, 2013, we recognized compensation expense for time-based restricted stock awards of approximately $0.3 million.
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

Deferred Stock Units
Awards outstanding at December 31, 2013	31,550
Awards granted	—
Stock issued	—
Awards outstanding at March 31, 2014	31,550
There was no expense associated with the deferred stock units in the first quarter of 2014 or 2013.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended March 31, 2014 and 2013, respectively.

Note 8 – Pension Benefits and Other Postretirement Benefit Plans
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) for the periods indicated are:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended		Three Months Ended
Change in benefit obligation:	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Service cost	$—	$1,254	$160	$170
Interest cost	2,018	2,061	83	71
Expected return on plan assets	(3,227)	(2,716)	—	—
Amortization of prior service cost	—	93	—	(58)
Amortization of net loss	183	1,476	31	83
Settlement charge	110	—	—	—
Net periodic benefit cost (income)	$(916)	$2,168	$274	$266

In the first quarter of 2014, we made a one-time cash payment to a former employee of $0.8 million in accordance with the provisions of his retirement contract related to his participation in the Pension Restoration Plan. This payment resulted in a settlement charge of approximately $0.1 million, which was recognized in the first quarter of 2014.
Employer Contributions
In the first quarter of 2014, we did not make any voluntary contributions to our qualified defined benefit pension plans. In the first quarter of 2013 we made voluntary contributions of $6.5 million to our qualified defined benefit pension plans.
We made $0.8 million in contributions to our non-qualified defined benefit pension plan for quarter ended March 31, 2014. We did not make any contributions to our non-qualified defined benefit pension plan for the quarter ended March 31, 2013.

Note 9 – Segment Information

Our reporting structure is comprised of the following operating segments: High Performance Foams (HPF), Printed Circuit Materials (PCM), Power Electronics Solutions (PES) and the Other reportable segment. In the fourth quarter of 2013, we determined that a realignment of our segment structure was appropriate in order to present our financial results in a manner consistent with how management operates the business. In particular, the management of the Curamik Electronic Solutions and Power Distribution Systems operations were combined under one segment management team and these former operating segments now meet the reporting definition of product lines, as the management team has full cross functional and regional responsibility over all aspects of these product lines. Further, information is reported to the Chief Operating Decision Maker (the President and Chief Executive Officer of Rogers) at the Power Electronics Solutions level. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. All prior periods herein have been recast to support this change.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales
Printed Circuit Materials	$58,536	$43,565
High Performance Foams	41,204	42,446
Power Electronics Solutions	40,798	34,297
Other	6,102	5,671
Net sales	$146,640	$125,979

Operating income (loss)
Printed Circuit Materials	$11,960	$3,796
High Performance Foams	5,729	6,599
Power Electronics Solutions	1,565	(1,585)
Other	2,203	2,004
Operating income (loss)	21,457	10,814

Equity income in unconsolidated joint ventures	977	529
Other income (expense), net	(1,191)	(589)
Interest income (expense), net	(748)	(905)
Income (loss) before income tax expense (benefit)	$20,495	$9,849
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 10 – Joint Ventures
As of March 31, 2014, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income related to the joint ventures of $1.0 million and $0.5 million for the three month periods ended March 31, 2014 and March 31, 2013, respectively, is included in the condensed consolidated statements of income (loss).
The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$11,332	$10,664
Gross profit	3,652	2,248
Net income	1,955	1,058
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

The FCCR is the ratio between Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Consolidated Fixed Charges as defined in the Amended Credit Agreement, which measures our ability to cover the fixed charge obligations. The key components of Consolidated Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors in the first quarter of 2012 put stress on the ratio which led to an amendment to the covenant, including the status of the global economy and that there were no mandatory term loan payments when the original ratio was determined.
Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014
Covenant Limit	1.50	1.50	1.50	1.50	1.75
Actual FCCR	2.27	2.06	2.23	2.39	2.69
As of March 31, 2014, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 0.85 on the leverage ratio and 2.69 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.1 million in each of the first quarters of 2014 and 2013, respectively.  At March 31, 2014, we have approximately $1.1 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first three months of 2014 and 2013, we made principal payments of $3.8 million and $2.5 million, respectively, on the outstanding debt. We are obligated to pay $18.8 million on this debt obligation in the next 12 months. As of March 31, 2014, the outstanding debt related to the Amended Credit Agreement, as amended, consists of $73.8 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of March 31, 2014 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that was backed by the Amended Credit Agreement, as amended. No amounts were owed on the LOC as of March 31, 2014 or December 31, 2013.
We also guarantee an interest rate swap related to the lease of the manufacturing facility in Eschenbach, Germany. The swap agreement is between the Company and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at March 31, 2014, and has a fair value of $0.7 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of March 31, 2014 is $8.0 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended March 31, 2014 and 2013. Accumulated depreciation at March 31, 2014 and December 31, 2013 was $1.3 million and $1.2 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.5 million for the three month period ended March 31, 2014 and $0.6 million for the three month period ended March 31, 2013.  We incurred an unused commitment fee of approximately $0.1 million for the three month period ended March 31, 2014 and $0.2 million for the three month period ended March 31, 2013.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At March 31, 2014, our outstanding debt balance comprised of a term loan of $73.8 million.  At March 31, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million for each of the three month periods ended March 31, 2014 and 2013.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 12 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,064	$317	$747	$1,075	$303	$772
Technology	37,852	14,406	23,446	37,825	13,340	24,485
Covenant-not-to-compete	1,041	675	366	1,056	628	428
Customer relationships	21,240	3,577	17,663	21,280	3,235	18,045
Total definite lived intangible assets	$61,197	$18,975	$42,222	$61,236	$17,506	$43,730
Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three month periods ended March 31, 2014 and March 31, 2013 was approximately $1.5 million, respectively. The estimated annual future amortization expense is $4.6 million, $5.9 million, $5.5 million, $5.0 million and $4.4 million for the remainder of 2014, 2015, 2016, 2017 and 2018, respectively.  These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of March 31, 2014, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	4.1
Technology	7.1
Covenant not-to-compete	1.5
Customer relationships	7.0
Total other intangible assets	5.4
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
Goodwill
The changes in the carrying amount of goodwill for the period ending March 31, 2014, by reportable segment, is as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Electronics Solutions	Other	Total
December 31, 2013	$24,205	$—	$82,242	$2,224	$108,671
Foreign currency translation adjustment	(237)	—	124	—	(113)
March 31, 2014	$23,968	$—	$82,366	$2,224	$108,558

Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2014, which approximates our share of the low end of the estimated liability range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
PCB Contamination
We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut.  The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011.  Additional PCB contamination at this facility was uncovered in the original buildings, courtyards and surrounding areas including an on-site pond. Remediation activities of the affected building materials and courtyards were completed in 2013. Remediation costs related to the original buildings, courtyards and surrounding areas, including an on-site pond, are expected to approximate $1.2 million. We recorded $1.0 million as our original liability during 2010 and an additional $0.2 million was accrued for in the first quarter of 2014. We have spent $0.8 million for remediation work related to the buildings and courtyards and anticipate that the remaining reserve of $0.4 million will be adequate to cover the remaining remediation work related to the surrounding areas and pond. However, if additional contamination is found, the cost of the remaining remediation may increase.
Overall, we have spent a total of approximately $1.9 million in remediation and monitoring costs related to these various PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of March 31, 2014, there were 392 pending claims compared to 362 pending claims at December 31, 2013.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.  Of the 392 claims pending as of  March 31, 2014,  72 claims do not specify the amount of damages sought,  318 claims cite jurisdictional amounts, and only 2 claims (less than 1.0% of the total pending claims) specifies the amount of damages sought not based on jurisdictional requirements. Of these 2 claims, 1 claim alleges compensatory and punitive damages of $20 million each and 1 claim alleges punitive damages of $20 million. These 2 claims name between 21 and 29 defendants. However, for the reasons cited above, we do not believe that this data allows for an accurate assessment of the relation that the amount of alleged damages claimed might bear to the ultimate disposition of these cases.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011, 2012, 2013 and the first quarter of 2014 (annualized) was significantly higher than in 2010.  These new lawsuits are reflected in the National Economic Research Associates, Inc. ("NERA") and Marsh USA, Inc. ("Marsh") reports. (See "Impact on Financials Statements" section below.)

•	Defenses
In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products.  We continue to believe that the trend will continue and that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss.  This belief is based in large part on the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products.  In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the asbestos containing products that we manufactured.  Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

•	Dismissals and Settlements
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained the dismissal of many of these claims.  For the three months ended March 31, 2014, 27 claims were dismissed and no (0) claims were settled.  For the year ended December 31, 2013, 115 claims were dismissed and 23 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  Nothing was paid on settlements for the three months ended March 31, 2014, compared to $4.8 million for the year ended 2013.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
Settlements are made without any admission of liability.  Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants.  To date, we have been successful in obtaining dismissals for many of the claims and have settled only a limited number.  The majority of settled claims were settled for nominal amounts, and the majority of such costs have been paid by our insurance carriers.  In addition, to date, we have not been required to pay any punitive damage awards.

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from five years to ten years . We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Also, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base our projections. Further, we determined that a ten year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2013, the estimated liability and estimated insurance recovery for the ten year period through 2023 was $59.7 million and $57.1 million, respectively. There were no changes to these projections during the first three months of 2014. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

•
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP).  As part of this program, we have had conversations with the CT DEEP to begin to determine if any corrective actions need to be taken at the site related to any potential contamination issues. We are currently in the early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand any potential issues. As of March 31, 2014, a reserve of $0.3 million was recorded for assessments to determine the extent of any potential remediation that may be required. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found.  Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to environmental remediation at this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve specific to environmental remediation activity has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for alleged improper termination of our relationship. The sales agent/distributor is seeking compensation for the terminated relationship. At this point in time, we can not reasonably assess the probability of an unfavorable outcome related to this matter, nor reasonably estimate any potential contingent liability based upon the facts and circumstances known to us at this time. As such, no reserve has been established for this matter at this time.

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

Note 14 – Income Taxes

Our effective tax rate resulted in an expense of 28.9% on income in the first quarter of 2014 as compared to an expense of 29.2% on income in the first quarter of 2013. In both the first quarter of 2014 as well as the first quarter of 2013, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2014, we have approximately $1.1 million of accrued interest related to uncertain tax positions included in the $10.5 million of unrecognized tax benefits, $10.4 million of which, if recognized, would impact the effective tax rate.
We are subject to numerous tax filings including U.S. Federal, various state and certain foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2010 – 2013; various states: 2009 – 2013; and foreign: 2010 – 2013.

Note 15 – Restructuring and Impairment Charges

In 2012 and 2013, we implemented several initiatives to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future, which resulted in severance charges.  The goal of these activities is to become a more streamlined organization both from an organizational and cost perspective, with efficient manufacturing capabilities that are focused on meeting our customers' needs. There were no restructuring and impairment charges in the first quarter of 2014 or first quarter of 2013.

The following table summarizes changes in the severance accrual from December 31, 2013 through March 31, 2014:

(Dollars in thousands)	Streamlining and restructuring related activities	Curamik finishing operations relocation to Hungary	Total
Balance at December 31, 2013	$695	$—	$695
Payments	(549)		(549)
Balance at March 31, 2014	$146	$—	$146

Balances may differ from prior periods due to foreign exchange rate fluctuations.

Note 16 – Discontinued Operations
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million for the year ended December 31, 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. There was no activity for this segment in the first quarter of 2014. For the three month period ended March 31, 2013, net operating income of $0.1 million was reflected as discontinued operations in the accompanying condensed consolidated statement of income (loss) . Net sales were $0.2 million for the three month period ended March 31, 2013. The tax related to the discontinued operation was $0.1 million for the three months ended March 31, 2013.

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

Forward Looking Statements
This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year-ended December 31, 2013.
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the uncertain outlook for global economic growth, particularly in several of our key markets; uncertainty regarding resolution of the United States fiscal cliff and debt ceiling issues; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions or divestitures may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility that we may be required to recognize impairment charges against goodwill and non-amortizable assets in the future; increases in our employee benefit costs could reduce our profitability; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials; changes in environmental regulation, which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities.  Such factors also apply to our joint ventures.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law. Additional information about certain factors that could cause actual results to differ from such forward-looking statements include, but are not limited to, those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2013 and previously filed Form 10-Q's.

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
Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company: 1) continued growth of the internet and the variety of ways in which it can be accessed, (2) expansion of mass transit, and (3) further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets.  We will continue to focus on business opportunities and invest in expansion around the globe.  Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selected markets.  To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.
2014 First Quarter Executive Summary
In the first quarter of 2014, we achieved net sales of $146.6 million, a 16.4% increase from the first quarter of 2013 net sales of $126.0 million.  We delivered solid revenue improvements quarter over quarter resulting in a record first quarter, driven primarily by the Printed Circuit Materials (PCM) and the Power Electronics Solutions (PES) operating segments. Net sales in PCM increased 34.4% from $43.6 million in first quarter of 2013 to $58.5 million in the first quarter of 2014 and net sales in PES increased 19.0% from $34.3 million in the first quarter of 2013 to $40.8 million in the first quarter of 2014. These improvements were partially offset by a decline in net sales of 2.9% at our High Performance Foams (HPF) operating segment from $42.4 million in the first quarter of 2013 to $41.2 million in the first quarter of 2014.
Income from continuing operations increased by 108.6% from $7.0 million in the first quarter of 2013 to $14.6 million in the first quarter of 2014. In the first quarter of 2013, income from continuing operations included approximately $0.9 million of special charges primarily related to activities targeted at streamlining the organization, including approximately $0.5 million in severance charges from a workforce reduction and approximately $0.4 million in other charges primarily related to the move of certain manufacturing operations from the PES manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these charges, non-GAAP income from continuing operations improved by 85.7% quarter over quarter and, as a percentage of net sales, from 6.2% of net sales in the first quarter of 2013 to 9.9% of net sales in the first quarter of 2014. We also experienced strong improvement in gross margin, which increased from 32.8% in the first quarter of 2013 to 36.8% in the first quarter of 2014. The quarterly improvement was primarily the result of increased operating leverage on the incremental sales volume enhanced by cost savings initiatives.
Going forward, we expect to to achieve continued success in our core markets, with pressure in certain sectors, particularly in the mobile internet device market for our HPF products, as we expect rapid technology advancements and increased competition to negatively impact sales volumes and profitability. However, we do believe many opportunities for growth exist, particularly as we expand our presence across new markets and regions, as we further diversify our product portfolio in the markets we serve today.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	100.0%	100.0%
Gross margin	36.8%	32.8%

Selling and administrative expenses	18.8%	20.0%
Research and development expenses	3.3%	4.2%
Operating income (loss)	14.6%	8.6%

Equity income in unconsolidated joint ventures	0.7%	0.5%
Other income (expense), net	(0.8)%	(0.5)%
Interest income (expense), net	(0.5)%	(0.7)%
Income (loss) before income tax expense (benefit)	14.0%	7.9%

Income tax expense (benefit)	4.0%	2.3%

Income (loss) from continuing operations	9.9%	5.6%
Net Sales
Net sales increased by 16.4% from $126.0 million in the first quarter of 2013 to $146.6 million in the first quarter of 2014. The increase in net sales is primarily attributable to volume increases in the Printed Circuit Materials and Power Electronics Solutions operating segments, which achieved 34.4% and 19.0% quarter over quarter growth, respectively; partially offset by a decline in net sales in the High Performance Foams operating segment of 2.9% quarter over quarter. See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased by 400 basis points from 32.8% in the first quarter of 2013 to 36.8% in the first quarter of 2014. 2013 gross margin included approximately $0.2 million of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these charges, non-GAAP gross margin improved by 380 basis points from 33.0% in the first quarter of 2013 to 36.8% in the first quarter of 2014. The year over year non-GAAP improvement was primarily the result of the incremental contribution from the increase in net sales that contributed approximately 240 basis points to the increase and the favorable impact from streamlining savings that contributed approximately 48 basis points of improvement. The remaining net improvement of 92 basis points is attributable primarily to production efficiencies that enabled us to leverage our existing asset base to achieve the increase in volumes. In addition, we continue to implement improvements in supply chain, product quality and procurement, which also favorably impacted margin performance.
Selling and Administrative Expenses
Selling and administrative expenses increased 9.5% from $25.2 million in the first quarter of 2013 to $27.6 million in the first quarter of 2014.  First quarter 2013 results included approximately $1.0 million in special charges comprised of $0.3 million in costs related to the move of certain manufacturing operations from the Power Electronic Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary and $0.7 million of severance related charges. Excluding these charges, non-GAAP selling and administrative expenses increased $3.4 million quarter over quarter. The overall increase in non-GAAP expenses is due to a variety of factors, including $2.6 million of incremental incentive and equity compensation costs, $0.5 million of environmental reserves and other net increases of approximately $2.0 million for incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting - expenditures all targeted at better positioning the Company for future growth. General inflation and merit increases of $1.5 million were more than offset with cost savings of approximately $3.2 million related primarily to changes in our defined benefit pension plans and the streamlining activities initiated in 2012 and 2013. As a percentage of sales, non-GAAP selling and administrative expenses decreased from

19.2% in the first quarter of 2013 to 18.8% in the first quarter of 2014. The decline in selling and administrative expenses as a percentage of sales is primarily attributable to the significant increase in net sales quarter over quarter as we were able to achieve higher sales volumes while controlling selling and administrative spending levels.

Research and Development Expenses
Research and development (R&D) expenses decreased 7.7% from $5.3 million in the first quarter of 2013 to $4.9 million in the first quarter of 2014. As a percentage of net sales, R&D costs decreased from 4.2% of net sales in the first quarter of 2013 to 3.3% of net sales in the first quarter of 2014. The lower rate is due primarily to the significant increase in net sales quarter over quarter. In the past year, we have made concerted efforts to begin realigning our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs. We also are increasing investments that are targeted at developing new platforms and technologies focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts that has resulted in the creation of the Rogers Innovation Center on its campus. As a result, we expect to increase R&D expenditures as the Innovation Center ramps up, as our long term goal is to reinvest approximately 6% of net sales back into R&D activities.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures increased from $0.5 million in the first quarter of 2013 to approximately $1.0 million in the first quarter of 2014. The increase is due to generally improved demand across most end markets.
Other Income (Expense), Net
In the first quarter of 2014, other income (expense), net, was expense of $1.2 million as compared to an expense of $0.6 million in the first quarter of 2013. The difference in these amounts is primarily related to unfavorable foreign currency exchange transaction losses of $0.2 million and commodity hedging contracts of $0.7 million.
Interest Income (Expense), Net
Interest income (expense), net, declined by 17.3% from $0.9 million of expense in the first quarter of 2013 to $0.7 million of expense in the first quarter of 2014. This decline was due primarily to lower interest expense on our debt facility, as we have paid down the principal from $98.0 million at the beginning of 2013 to $73.8 million at the end of the first quarter of 2014.
Income Taxes
Our effective tax rate resulted in an expense of 28.9% on income in the first quarter of 2014 as compared to an expense of 29.2% in the first quarter of 2013. In both 2014 and 2013, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$58.5	$43.6
Operating income (loss)	12.0	3.8
The Printed Circuit Materials (PCM) operating segment is comprised of high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q1 2014 versus Q1 2013
Net sales in this segment increased by 34.4% from $43.6 million in the first quarter of 2013 to an all-time quarterly record of $58.5 million in the first quarter of 2014. The quarter over quarter increase in net sales is due primarily to a 61.2% surge in orders for high frequency materials to support wireless base station and antenna applications in connection with the global 4G/LTE infrastructure build-out, particularly in China,. Further, demand in automotive radar applications for Advanced Driver Assistance

Systems increased by 36.9% quarter over quarter as auto manufacturers continue to adopt this safety feature into their designs. We also experienced a 34.9% increase in net sales for high reliability applications for aerospace and defense and a 6.1% increase in net sales for satellite TV applications.
Operating income improved by 215.8% from $3.8 million in the first quarter of 2013 to $12.0 million in the first quarter of 2014. First quarter 2013 results included approximately $0.2 million of special charges related to severance costs. Excluding these items, non-GAAP operating income improved by 200.9% from $4.0 million in the first quarter of 2013 to $12.0 million in the first quarter of 2014. As a percentage of net sales, excluding the 2013 special charges, first quarter of 2014 operating income was 20.4%, a 1,130 basis point increase as compared to the 9.1% achieved in the first quarter of 2013. This significant increase is due primarily to the incremental contribution on the net sales increase as we were able to achieve this growth by utilizing our existing manufacturing capacity. Results were also favorably impacted by streamlining initiatives and cost improvements in the manufacturing process.

High Performance Foams

(Dollars in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$41.2	$42.4
Operating income (loss)	5.7	6.6
The High Performance Foams (HPF) operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications such as general industrial, mobile internet devices, consumer and transportation markets for gasketing, sealing, and cushioning applications.
Q1 2014 versus Q1 2013
Net sales in this segment declined by 2.9% from $42.4 million in the first quarter of 2013 to $41.2 million in the first quarter of 2014. This decline in net sales was driven primarily by a 12.8% decline in net sales into the mobile internet device market, as market dynamics negatively impacted volumes. Specifically, the introduction of smaller tablet devices, improved material utilization improvements by customers, a shift in market share within our customer base, and the adoption of new technologies allowing thinner form factors all contributed to the declines in this rapidly changing market. The decrease was partially offset by a 21.2% increase into clean energy and consumer applications, where demand remained strong for our cushioning, sealing and impact protection materials.
Operating income declined by 13.2% from $6.6 million in the first quarter of 2013 to $5.7 million in the first quarter of 2014. First quarter 2013 results included approximately $0.2 million of special charges related to severance costs. Excluding these charges, non-GAAP operating income declined by 15.5% from $6.8 million in the first quarter of 2013 to $5.7 million in the first quarter of 2014. As a percentage of net sales, excluding the 2013 special charges, first quarter of 2014 operating income was 13.9%, a 210 basis point decline as compared to the 16.0% achieved in the first quarter of 2013. This decline is primarily attributable to the contribution lost on the lower sales volumes into the mobile internet device market as well as an unfavorable product sales mix, partially offset by improved operating leverage as a result of the streamlining initiatives initiated in 2012 and 2013.

Power Electronics Solutions
The Power Electronics Solutions (PES) operating segment is comprised of two product lines - curamik® direct-bonded copper (DBC) substrates that are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and electrical systems in automobiles, and RO-LINX® busbars that are used primarily in power distribution systems products in mass transit and clean technology applications.

(Dollars in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$40.8	$34.3
Operating income (loss)	1.6	(1.6)

Q1 2014 versus Q1 2013
Net sales in this segment increased by 19.0% from $34.3 million in the first quarter of 2013 to $40.8 million in the first quarter of 2014.  This increase was led by a strong rebound in demand for curamik® DBC substrates in renewable energy (36.8% increase), automotive (76.0% increase) and variable frequency motor drive applications (19.4% increase) across all targeted regions. In addition, RO-LINX® power distribution products experienced increased orders for locomotive applications in Asia and Europe, resulting in a 19.6% increase in net sales. China has recently announced an increase in overall rail spend for 2014 which should benefit this segment as these projects unfold.
Operating results for the quarter improved from an operating loss of $1.6 million in the first quarter of 2013 to an operating profit of $1.6 million in the first quarter of 2014. First quarter 2013 results included approximately $0.9 million of special charges comprised primarily of $0.3 million of severance costs related to a workforce reduction, as well as approximately $0.6 million in costs related to the startup of inspecting operations in Hungary. Excluding these charges, non-GAAP operating results improved from a loss of $0.7 million in the first quarter of 2013 to income of $1.6 million in the first quarter of 2014. As a percentage of net sales, excluding 2013 special charges, first quarter of 2014 operating income was 3.8%, a 590 basis point improvement as compared to the (2.1%) operating loss in the first quarter of 2013. This increase is primarily due to the profit contribution related to the increase in net sales and favorable impacts from streamlining initiatives, including the move of certain finishing operations from Germany to Hungary.

Other

(Dollars in millions)	Three Months Ended
	March 31, 2014	March 31, 2013
Net sales	$6.1	$5.7
Operating income (loss)	2.2	2.0
Our Other reportable segment consists of our elastomer rollers and floats, as well as our inverter distribution business.
Q1 2014 versus Q1 2013
Net sales increased by 7.6% from $5.7 million in the first quarter of 2013 to $6.1 million in the first quarter of 2014.  This increase is primarily due to the demand for inverters, which increased 25.3% quarter over quarter. There was also stronger demand for elastomer rollers and floats products, which increased 5.9% quarter over quarter.
Operating income increased by 10% from $2.0 million in the first quarter of 2013 to $2.2 million in the first quarter of 2014. The overall improvement in operating results in this segment is attributable primarily to the increase in volume and operational efficiencies achieved through streamlining initiatives.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths.   We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement, as amended, (as defined in the Credit Facilities section which follows), should any issue or strategic opportunities arise.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Key Balance Sheet Accounts:
Cash and cash equivalents	$216,458	$191,884
Accounts receivable	95,311	85,126
Inventory	64,291	66,889
Outstanding borrowing on credit facilities (short term and long term)	73,750	77,500

	Three Months Ended
	March 31, 2014	March 31, 2013
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$17,784	$19,224
Cash provided by (used in) investing activities of continuing operations	(2,212)	(7,632)
Cash provided by (used in) financing activities of continuing operations	6,361	47
At the end of the first quarter of 2014, cash and cash equivalents were $216.5 million as compared to $191.9 million at the end of 2013, an increase of $24.6 million, or approximately 12.8%.  This increase was due primarily to strong cash generated from operations, as well as the receipt of $10.5 million related to stock option exercises, partially offset by $2.2 million in capital expenditures and $3.8 million in required debt payments.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
U.S.	$51,099	$40,058
Europe	96,873	93,764
Asia	68,486	58,062
Total cash and cash equivalents	$216,458	$191,884
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.
Significant changes in our balance sheet accounts from December 31, 2013 to March 31, 2014 are as follows:

◦
Accounts receivable increased by 12.0% from $85.1 million at December 31, 2013 to $95.3 million at March 31, 2014. This overall increase is primarily attributable to the increased sales volumes experienced in first three months of 2014. However, our efficiency in collecting cash from our customers has actually improved as our days sales outstanding metric has declined over that time period from 60.5 days outstanding at December 31, 2013 to 55.9 days outstanding at March 31, 2014.

◦
Inventory decreased by 3.9% from $66.9 million at December 31, 2013 to $64.3 million at March 31, 2014. This decrease is primarily attributable to higher sales volumes, particularly for Printed Circuit Materials, as we sold product out of inventory to meet increased demand. We are also focused on optimizing inventory levels as appropriate to better manage working capital.

◦
Accrued employee benefits and compensation decreased 22.0% from $29.7 million at December 31, 2013 to $23.2 million at March 31, 2014. This is primarily due to the incentive compensation payouts of $8.7 million that occurred in the first quarter of 2014, partially offset by accruals for projected incentive compensation payouts for the current performance year of $2.1 million.

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

The FCCR is the ratio between Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Consolidated Fixed Charges as defined in the Amended Credit Agreement, which measures our ability to cover the fixed charge obligations. The key components of Consolidated Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors in the first quarter of 2012 put stress on the ratio which led to an amendment to the covenant, including the status of the global economy and that there were no mandatory term loan payments when the original ratio was determined.
Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014
Covenant Limit	1.50	1.50	1.50	1.50	1.75
Actual FCCR	2.27	2.06	2.23	2.39	2.69
As of March 31, 2014, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 0.85 on the leverage ratio and 2.69 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.1 million in each of the first quarters of 2014 and 2013, respectively.  At March 31, 2014, we have approximately $1.1 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik.  During the first three months of 2014 and 2013, we made principal payments of $3.8 million and $2.5 million, respectively on the outstanding debt. We are obligated to pay $18.8 million on this debt obligation in the next 12 months. As of March 31, 2014, the outstanding debt related to the Amended Credit Agreement, as amended, consists of $73.8 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of March 31, 2014 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that was backed by the Amended Credit Agreement, as amended. No amounts were owed on the LOC as of March 31, 2014 or December 31, 2013.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary, and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at March 31, 2014, and has a fair value of $0.7 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease

During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of March 31, 2014 is $8.0 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended March 31, 2014 and 2013. Accumulated depreciation at March 31, 2014 and December 31, 2013 was $1.3 million and $1.2 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.5 million for the three month period ended March 31, 2014 and $0.6 million for the three month period ended March 31, 2013.  We incurred an unused commitment fee of approximately $0.1 million for the three month period ended March 31, 2014 and $0.2 million for the three month period ended March 31, 2013.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At March 31, 2014, our outstanding debt balance is only made up of the term loan which amounted to $73.8 million.  At March 31, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million for each of the three month periods ended March 31, 2014 and 2013.

Contingencies
During the first quarter of 2014, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the first quarter of 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
See the discussion of the liquidation of our auction rate securities portfolio in Note 2 - “Fair Value Measurements”, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.  There have been no significant changes in our exposure to market risk during the first quarter of 2014.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2014.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were designed and were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (ii) Condensed Consolidated Statements of Financial Position at March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Stockholders Equity at March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: April 30, 2014