Form 10-Q
period 2014-06-30
ROGERS CORP
filed 2014-07-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of July 23, 2014 was 18,260,363.

ROGERS CORPORATION
FORM 10-Q

June 30, 2014

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Statements of Financial Position	4
		Condensed Consolidated Statements of Shareholders' Equity	5
		Condensed Consolidated Statements of Comprehensive Income (Loss)	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.		Controls and Procedures	42
Part II – Other Information
Item 1.		Legal Proceedings	44
Item 6.		Exhibits	44
Signatures			45
Exhibits:
	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$153,495	$132,452	$300,135	$258,432
Cost of sales	96,357	88,023	189,078	172,713
Gross margin	57,138	44,429	111,057	85,719

Selling and administrative expenses	34,499	25,547	62,097	50,753
Research and development expenses	6,420	6,250	11,283	11,519
Restructuring and impairment charges	—	4,525	—	4,525
Operating income	16,219	8,107	37,677	18,922

Equity income in unconsolidated joint ventures	1,062	762	2,039	1,291
Other income (expense), net	(76)	(177)	(1,268)	(766)

Interest income (expense), net	(720)	(830)	(1,468)	(1,735)
Income before income tax expense	16,485	7,862	36,980	17,712

Income tax expense	5,583	2,279	11,498	5,152
Income from continuing operations	10,902	5,583	25,482	12,560

Income (loss) from discontinued operations, net of income taxes	—	(18)	—	102
Net income	$10,902	$5,565	$25,482	$12,662

Basic net income per share:
Income from continuing operations	$0.60	$0.33	$1.41	$0.73
Income from discontinued operations	—	—	—	0.01
Net income	$0.60	$0.33	$1.41	$0.74

Diluted net income per share:
Income from continuing operations	$0.58	$0.32	$1.37	$0.71
Income from discontinued operations	—	—	—	0.01
Net income	$0.58	$0.32	$1.37	$0.72

Shares used in computing:
Basic net income per share	18,158,244	17,107,727	18,054,543	17,090,093
Diluted net income per share	18,688,538	17,599,481	18,618,998	17,636,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$218,692	$191,884
Accounts receivable, less allowance for doubtful accounts of $1,501 and $1,655	102,360	85,126
Accounts receivable from joint ventures	1,974	1,897
Accounts receivable, other	2,857	2,638
Taxes receivable	89	1,578
Inventories	63,323	66,889
Prepaid income taxes	4,156	5,519
Deferred income taxes	7,789	7,271
Asbestos-related insurance receivables	7,542	7,542
Other current assets	9,854	7,363
Total current assets	418,636	377,707

Property, plant and equipment, net of accumulated depreciation of $227,348 and $222,189	146,796	146,931
Investments in unconsolidated joint ventures	19,223	18,463
Deferred income taxes	40,847	44,854
Pension asset	4,047	2,982
Goodwill	108,632	108,671
Other intangible assets	45,874	49,171
Asbestos-related insurance receivables	49,508	49,508
Investments, other	507	507
Other long-term assets	7,437	7,740
Total assets	$841,507	$806,534

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,907	$17,534
Accrued employee benefits and compensation	24,562	29,724
Accrued income taxes payable	2,917	4,078
Current portion of lease obligation	842	849
Current portion of long term debt	20,000	17,500
Asbestos-related liabilities	7,542	7,542
Other accrued liabilities	18,025	12,813
Total current liabilities	97,795	90,040

Long term lease obligation	6,960	7,170
Long term debt	50,000	60,000
Pension liability	—	5,435
Retiree health care and life insurance benefits	9,649	9,649
Asbestos-related liabilities	52,205	52,205
Non-current income tax	11,045	10,208
Deferred income taxes	16,204	16,077
Other long-term liabilities	340	223
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 18,226,942 and 17,854,506 shares outstanding	18,227	17,855
Additional paid-in capital	127,930	110,577
Retained earnings	464,027	438,545
Accumulated other comprehensive income (loss)	(12,875)	(11,450)
Total shareholders' equity	597,309	555,527
Total liabilities and shareholders' equity	$841,507	$806,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	$17,855	$110,577	$438,545	$(11,450)	$555,527

Net income	—	—	25,482	—	25,482
Other comprehensive income (loss)				(1,425)	(1,425)
Stock options exercised	308	13,754	—	—	14,062
Stock issued to directors	14	(14)	—	—	—
Issuance of stock under stock plans and other	9	325	—	—	334
Shares issued for restricted stock	41	(1,288)	—	—	(1,247)
Stock-based compensation expense	—	4,576	—	—	4,576
Balance at June 30, 2014	$18,227	$127,930	$464,027	$(12,875)	$597,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income from continuing operations, net of tax	$10,902	$5,583	$25,482	$12,560

Foreign currency translation adjustment	(1,403)	3,192	(1,730)	(6,206)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (1)	13	82	(167)	73
Unrealized gain (loss) reclassified into earnings	(1)	—	209	—
Pension and postretirement actuarial net gain (loss) incurred in fiscal year	—	17,225	—	17,225
Pension and postretirement benefit plans reclassified into earnings, net of tax (1)
Amortization of loss	124	735	263	1,749
Amortization of prior service cost	—	982	—	1,004
Other comprehensive income (loss)	(1,267)	22,216	(1,425)	13,845

Comprehensive income (loss) from continuing operations	9,635	27,799	24,057	26,405
Income (loss) from discontinued operations, net of income taxes	—	(18)	—	102
Comprehensive income (loss)	$9,635	$27,781	$24,057	$26,507

(1) See Note 5 - "Accumulated Other Comprehensive Income (Loss)" for tax impacts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating Activities:
Net income	$25,482	$12,662
Loss (income) from discontinued operations	—	(102)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	13,165	13,027
Stock-based compensation expense	4,576	2,245
Deferred income taxes	3,460	(515)
Equity in undistributed income of unconsolidated joint ventures	(2,039)	(1,291)
Dividends received from unconsolidated joint ventures	905	1,988
Pension and postretirement benefits	(1,480)	5,496
Gain from the sale of property, plant and equipment	(93)	(75)
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable, accounts receivable other and taxes receivable	(15,967)	(7,697)
Accounts receivable, joint ventures	(76)	364
Inventories	3,455	5,941
Pension contribution	(7,265)	(6,500)
Other current assets	(1,122)	1,443
Accounts payable and other accrued expenses	5,415	1,563
Other, net	1,257	1,171
Net cash provided by (used in) operating activities of continuing operations	29,673	29,720
Net cash provided by (used in) operating activities of discontinued operations	—	848
Net cash provided by (used in) operating activities	29,673	30,568

Investing Activities:
Capital expenditures	(10,337)	(10,537)
Proceeds from the sale of property, plant and equipment, net	93	75
Net cash provided by (used in) investing activities of continuing operations	(10,244)	(10,462)

Financing Activities:
Repayment of debt principal and long term lease obligation	(7,651)	(5,530)
Proceeds from sale of capital stock, net	14,062	8,091
Issuance of restricted stock shares	(1,247)	(1,005)
Proceeds from issuance of shares to employee stock purchase plan	334	390
Net cash provided by (used in) financing activities of continuing operations	5,498	1,946

Effect of exchange rate fluctuations on cash	1,881	100

Net increase (decrease) in cash and cash equivalents	26,808	22,152
Cash and cash equivalents at beginning of year	191,884	114,863
Cash and cash equivalents at end of quarter	$218,692	$137,015

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of June 30, 2014	Level 1	Level 2	Level 3
Foreign currency contracts	$83	—	$83	—
Copper derivative contracts	709	—	709	—
Interest rate swap	(257)	—	(257)	—

(Dollars in thousands)	Carrying amount as of December 31, 2013	Level 1	Level 2	Level 3
Foreign currency contracts	$(77)	—	$(77)	—
Copper derivative contracts	984	—	984	—
Interest rate swap	(296)	—	(296)	—

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

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance.  For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss).  This gain or loss is reclassified into earnings in the same line item of the statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income (loss) during the current period.  For the six month periods ended June 30, 2013 and 2014, there was no hedge ineffectiveness.
We currently have twenty outstanding contracts to hedge exposure related to the purchase of copper by our Power Electronics Solutions and Printed Circuit Materials operating segments.  These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices.   These contracts cover the 2014 and 2015 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts is recorded in the "Other income, net" line item in our condensed consolidated statements of income.
During the six months ended June 30, 2014, we entered into Japanese Yen, Euro, U.S Dollar and Hungarian Forint currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. These contracts do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts is recorded in the "Other income, net" line item in our condensed consolidated statements of income.
In 2012, we entered into an interest rate swap derivative instrument to hedge the variable LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.  At June 30, 2014, the term loan debt of $70.0 million represents all of our total outstanding debt.  At June 30, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.

The copper and foreign currency contracts that we have entered into as of June 30, 2014 are listed below:

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
July 2014 - September 2014	20	metric tons per month	YEN/USD	¥215,000,000
May 2014 - December 2014	30	metric tons per month	HUF/EUR	220,000,000
January 2014 - December 2014	5	metric tons per month	USD/EUR	$1,250,000
July 2014 - December 2014	15	metric tons per month	YEN/EUR	¥400,000,000
July 2014 - December 2014	5	metric tons per month	CNY/USD	110,000,000
October 2014 - December 2014	15	metric tons per month
July 2014 - September 2014	20	metric tons per month
January 2015 - March 2015	8	metric tons per month
January 2014 - December 2014	10	metric tons per month
January 2015 - March 2015	52	metric tons per month
January 2015 - March 2015	46	metric tons per month
April 2015 - June 2015	95	metric tons per month
July 2014 - September 2014	70	metric tons per month
July 2014 - December 2014	35	metric tons per month
January 2014 - December 2014	10	metric tons per month
July 2014 - December 2014	25	metric tons per month
October 2014 - December 2014	20	metric tons per month
January 2015 - March 2015	40	metric tons per month
January 2015 - March 2015	10	metric tons per month
April 2015 - June 2015	55	metric tons per month

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2014
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Six months ended
Contracts not designated as hedging instruments	Other income (expense), net	$(87)	$(153)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	15	(663)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	13	39

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2013
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Six months ended
Contracts not designated as hedging instruments	Other income (expense), net	$(14)	$(9)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(162)	(345)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	121	112
Concentration of Credit Risk
By using derivative instruments, we are subject to credit and market risk.  If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. We minimize counterparty credit (or repayment) risk by entering into derivative transactions with only financial institutions with investment grade credit ratings.

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Raw materials	$24,022	$24,301
Work-in-process	13,132	13,536
Finished goods	26,169	29,052
Total Inventory	$63,323	$66,889

Note 5 - Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component at June 30, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income before reclassifications	(1,730)	—	(167)	(1,897)
Actuarial net gain (loss) incurred in the fiscal year	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	263	209	472
Net current-period other comprehensive income	(1,730)	263	42	(1,425)
Ending Balance June 30, 2014	$21,026	$(33,734)	$(167)	$(12,875)
(1) Net of taxes of $2,759 and $2,900 for the periods ended June 30, 2014 and December 31, 2013, respectively.
(2) Net of taxes of $90 and $110 for the periods ended June 30, 2014 and December 31, 2013, respectively.
The changes in accumulated other comprehensive income (loss) by component at June 30, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	(6,206)	—	73	(6,133)
Actuarial net gain (loss) incurred in the fiscal year	—	17,225	—	17,225
Amounts reclassified from accumulated other comprehensive income	—	2,753	—	2,753
Net current-period other comprehensive income	(6,206)	19,978	73	13,845
Ending Balance June 30, 2013	$6,379	$(50,180)	$(162)	$(43,963)
(3) Net of taxes of $11,613 and $22,371 for the periods ended June 30, 2013 and December 31, 2012, respectively.
(4) Net of taxes of $87 and $127 for the periods ended June 30, 2013 and December 31, 2012, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the periods ended June 30, 2014 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended June 30, 2014
Details about accumulated other comprehensive income components	Three months ended	Six months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$(1)	$322	Realized gain (loss)
	—	(113)	Tax benefit (expense)
	$(1)	$209	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$—	$—	(6)
Actuarial losses	191	405	(6)
	191	405	Total before tax
	(67)	(142)	Tax benefit (expense)
	$124	$263	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the periods ended June 30, 2013 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended June 30, 2013
Details about accumulated other comprehensive income components	Three months ended	Six months ended	Affected line item in the statement where net income is presented

Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$1,511	$1,545	(6)
Actuarial losses	1,130	2,690	(6)
	2,641	4,235	Total before tax
	(924)	(1,482)	Tax benefit (expense)
	$1,717	$2,753	Net of tax

(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 8 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

Note 6- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Income from continuing operations	$10,902	$5,583	$25,482	$12,560
Denominator:
Denominator for basic earnings per share -
Weighted-average shares	18,158	17,108	18,055	17,090
Effect of dilutive stock options	531	491	564	546
Denominator for diluted earnings per share - Adjusted
weighted-average shares and assumed conversions	18,689	17,599	18,619	17,636
Basic income from continuing operations per share:	$0.60	$0.33	$1.41	$0.73
Diluted income from continuing operations per share:	0.58	0.32	1.37	0.71
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	June 30, 2014	June 30, 2013
Anti-dilutive shares excluded	22,350	697,878

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
In most cases, we recognize expense using the straight-line method for stock option grants.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  Cancellations and expirations both refer to vested options. We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 3% and applied that rate to the grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
During the three and six month periods ended June 30, 2014, we recognized approximately $0.1 million and $0.2 million of stock option compensation expense, respectively. During the three and six month periods ended June 30, 2013, we recognized approximately $0.2 million and $0.6 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of June 30, 2014 and changes during the three and six month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2014	656,506	$42.44	4.1	$13,184,080
Options granted	—	—
Options exercised	(79,744)	48.10
Options forfeited	(20,150)	59.85
Options outstanding at June 30, 2014	556,612	40.96	4.3	14,132,906
Options exercisable at June 30, 2014	480,443	40.24	3.8	12,543,846
Options vested or expected to vest at June 30, 2014*	554,327	40.94	4.3	14,085,234
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future.  Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2013	893,139	$40.58
Options granted	—	—
Options exercised	(315,627)	46.12
Options forfeited	(20,900)	59.16
Options outstanding at June 30, 2014	556,612
During the six month period ended June 30, 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $5.4 million, and the total amount of cash received from the exercise of these options was $14.1 million.
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards.  We currently have awards from 2012, 2013 and 2014 outstanding. These awards cliff vest at the end of the three year measurement period, except for the 2012 grants to those individuals who are retirement eligible during the grant period, as such grants are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the actual retirement date if it occurs during the vesting period).  Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period, unless the employee has an accelerated vesting schedule.
The 2012 awards have three measurement criteria on which the final payout of the award is based - (i) the three year compounded annual growth rate (CAGR) of net sales, (ii) the three year CAGR of diluted earnings per share, and (iii) the three year average of each year's free cash flow as a percentage of net sales. In accordance with the applicable accounting literature, these measures are treated as performance conditions. The fair value of these awards is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentages at the end of each reporting period.
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
The amount of performance-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered award.  Cancellations refer to vested awards. We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 7% and applied that rate to the grants issued.  This assumption is reviewed periodically and the rate is adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Below are the assumptions used in the Monte Carlo calculation:

	June 30, 2014	June 30, 2013
Expected volatility	33.7%	37.1%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.67%	0.40%
Expected dividend yield	—	—
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

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2013	71,175
Awards granted	49,700
Stock issued	(14,383)
Awards forfeited	(5,250)
Non-vested awards outstanding at June 30, 2014	101,242
During the three and six month periods ended June 30, 2014, we recognized compensation expense for performance-based restricted stock awards of approximately $0.7 million and $1.3 million, respectively. During the three and six month periods ended June 30, 2013, we recognized compensation expense for performance-based restricted stock awards of approximately $0.2 million and $0.2 million, respectively.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team.  We currently have grants from 2011, 2012, 2013 and 2014 outstanding. Most of the 2011 and 2012 grants cliff vest at the end of the three year vesting period. The 2013 and 2014 grants ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period.  The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered award.  Cancellations refer to vested awards. We currently expect, based on an analysis of our historical forfeitures, an annual forfeiture rate of approximately 7% and applied that rate to the grants issued.  This assumption will be reviewed periodically and the rate will be adjusted as necessary based on these reviews.  Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2013	231,026
Awards granted	66,380
Stock issued	(46,712)
Awards forfeited	(2,775)
Non-vested awards outstanding at June 30, 2014	247,919
During the three and six month periods ended June 30, 2014, we recognized compensation expense for time-based restricted stock awards of approximately $1.1 million and $2.1 million, respectively.  During the three and six month periods ended June 30, 2013, we recognized compensation expense for time-based restricted stock awards of approximately $0.3 million and $0.6 million, respectively.
Deferred Stock Units
We grant deferred stock units to non-management directors.  These awards are fully vested on the date of grant and the related shares are generally issued on the 13th month anniversary of the grant date unless the individual elects to further defer the receipt of those shares.  Each deferred stock unit results in the issuance of one share of Rogers’ stock.  The grant of deferred stock units is typically done annually in the second quarter of each year. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

Deferred Stock Units
Awards outstanding at December 31, 2013	31,550
Awards granted	13,600
Stock issued	(14,400)
Awards outstanding at June 30, 2014	30,750
For the three and six month periods ended June 30, 2014 we recognized compensation expense for deferred stock units of $0.8 million. For the three and six month periods ended June 30, 2013, we recognized compensation expense for deferred stock units of $0.7 million. There was no expense associated with the deferred stock units in the first quarter of 2014 or 2013.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value.  The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December.  The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower.  We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period.  Compensation expense is adjusted at the end of each offering period for the actual number of shares issued.  Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model.  We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended June 30, 2014 and 2013, and approximately $0.2 million of compensation expense associated with each of the six month periods ended June 30, 2014 and 2013.

Note 8 – Pension Benefits and Other Postretirement Benefit Plans
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) for the periods indicated are:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$—	$956	$—	$2,210	$159	$170	$319	$341
Interest cost	1,990	1,954	4,008	4,015	84	71	167	141
Expected return on plan assets	(3,228)	(2,731)	(6,455)	(5,447)	—	—	—	—
Amortization of prior service cost	—	31	—	124	—	(57)	—	(115)
Amortization of net loss	160	1,049	343	2,525	30	82	61	165
Special termination benefit	—	—	—	—	—	—	—	—
Settlement charge	(33)	—	77	—	—	—	—	—
Curtailment charge	—	1,537	—	1,537	—	—	—	—
Net periodic benefit cost (income)	$(1,111)	$2,796	$(2,027)	$4,964	$273	$266	$547	$532

In the first quarter of 2014, we made a one-time cash payment to a former employee of $0.8 million in accordance with the provisions of his retirement contract related to his participation in the Pension Restoration Plan. This payment resulted in a settlement charge of approximately $0.1 million, which was recognized in the first quarter of 2014.
Employer Contributions
In the second quarter of 2014, we made a voluntary contribution of $6.5 million to our qualified defined benefit pension plans. This is the only amount contributed in the first six months of 2014. In the first half of 2013, we made voluntary contributions of $6.5 million to our qualified defined benefit pension plans.
We made $0.8 million in contributions to our non-qualified defined benefit pension plan for quarter ended March 31, 2014. We did not make any contributions to our non-qualified defined benefit pension plan in the second quarter of 2014 or the first half of 2013.

Note 9 – Segment Information
Our reporting structure is comprised of the following operating segments: High Performance Foams (HPF), Printed Circuit Materials (PCM), Power Electronics Solutions (PES) and the Other reportable segment. In the fourth quarter of 2013, we determined that a realignment of our segment structure was appropriate in order to present our financial results in a manner consistent with how management operates the business. In particular, the management of the Curamik Electronic Solutions and Power Distribution Systems operations were combined under one segment management team resulting in these operations meeting the reporting definition of product lines rather than operating segments, as the management team has full cross functional and regional responsibility over all aspects of these product lines. Further, information is reported to the Chief Operating Decision Maker (the President and Chief Executive Officer of Rogers) at the Power Electronics Solutions level. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. All prior periods herein have been recast to support this change.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales
Printed Circuit Materials	$61,507	$45,584	$120,044	$89,148
High Performance Foams	42,796	39,933	84,000	82,379
Power Electronics Solutions	42,919	40,784	83,717	75,083
Other	6,273	6,151	12,374	11,822
Net sales	$153,495	$132,452	$300,135	$258,432

Operating income (loss)
Printed Circuit Materials	$10,300	$3,996	$22,260	$7,793
High Performance Foams	4,580	3,532	10,310	10,132
Power Electronics Solutions	(733)	(1,402)	832	(2,987)
Other	2,072	1,981	4,275	3,984
Operating income (loss)	16,219	8,107	37,677	18,922

Equity income in unconsolidated joint ventures	1,062	762	2,039	1,291
Other income (expense), net	(76)	(177)	(1,268)	(766)
Interest income (expense), net	(720)	(830)	(1,468)	(1,735)
Income (loss) before income tax expense (benefit)	$16,485	$7,862	$36,980	$17,712
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 10 – Joint Ventures
As of June 30, 2014, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
We recognized equity income related to the joint ventures of $1.1 million and $2.0 million for the three and six month periods ended June 30, 2014, respectively, and equity income of $0.8 million and $1.3 million for the three and six month periods ended June 30, 2013, respectively. These amounts are included in the condensed consolidated statements of income (loss).
The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$12,751	$12,623	$24,160	$23,288
Gross profit	3,921	2,952	7,214	5,200
Net income	2,124	1,524	4,078	2,582
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

The FCCR is the ratio between Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Consolidated Fixed Charges as defined in the Amended Credit Agreement, which measures our ability to cover the fixed charge obligations. The key components of Consolidated Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors in the first quarter of 2012, including the status of the global economy and the fact that there were no mandatory term loan payments when the original ratio was established, led to an amendment to the covenant which temporarily reduced the FCCR.
Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014
Covenant Limit	1.50	1.50	1.50	1.75	1.75
Actual FCCR	2.06	2.23	2.39	2.69	2.65
As of June 30, 2014, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 0.75 on the leverage ratio and 2.65 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.1 million in each of the second quarters of 2014 and 2013, respectively, and amortization expense of $0.2 million in each of the first six months of 2014 and 2013, respectively.  At June 30, 2014, we have approximately $1.0 million of credit facility costs remaining to be amortized.

In the first quarter of 2011, we made an initial draw on the line of credit under the November 23, 2011 credit agreement of $145.0 million to fund the acquisition of Curamik.  During the first six months of 2014 and 2013, we made principal payments of $7.5 million and $5.0 million, respectively, on the outstanding debt. We are obligated to pay $20.0 million on this debt obligation in the next 12 months. As of June 30, 2014, the outstanding debt related to the Amended Credit Agreement, as amended, consists of $70.0 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of June 30, 2014 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that was backed by the Amended Credit Agreement, as amended. No amounts were owed on the LOC as of June 30, 2014 or December 31, 2013.
We also guarantee an interest rate swap related to the lease of the manufacturing facility in Eschenbach, Germany. The swap agreement is between the Company and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buy out the lease at June 30, 2013. The swap is in a liability position with the bank at June 30, 2014, and has a fair value of $0.6 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value and no amount has been recorded on our condensed consolidated statements of financial position.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of June 30, 2014 is $7.8 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended June 30, 2014 and 2013, and $0.2 million in each of the six month periods ending June 30, 2014 and 2013. Accumulated depreciation at June 30, 2014 and December 31, 2013 was $1.4 million and $1.2 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.5 million and $1.0 million for the three and six month periods ended June 30, 2014, respectively, and $0.5 million and $1.1 million for the three and six month periods ended June 30, 2013, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2014, respectively, and $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At June 30, 2014, our outstanding debt balance comprised of a term loan of $70.0 million.  At June 30, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million and $0.3 million in the three and six month periods ended June 30, 2014, respectively, and of $0.1 million and $0.3 million in each of the three and six month periods ended June 30, 2013, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, as amended, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 12 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,104	$349	$755	$1,075	$303	$772
Technology	37,622	15,454	22,168	37,825	13,340	24,485
Covenant-not-to-compete	1,096	770	326	1,056	628	428
Customer relationships	21,318	4,074	17,244	21,280	3,235	18,045
Total definite lived intangible assets	$61,140	$20,647	$40,493	$61,236	$17,506	$43,730
Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and six month periods ended June 30, 2014 was approximately $1.6 million and $3.1 million, respectively. Amortization expense for the three and six month periods ended June 30, 2013 was approximately $1.4 million and $2.9 million, respectively. The estimated annual future amortization expense is $3.1 million, $5.9 million, $5.5 million, $5.0 million and $4.4 million for the remainder of 2014, 2015, 2016, 2017 and 2018, respectively.  These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of June 30, 2014, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	7.2
Technology	4.2
Covenant not-to-compete	1.6
Customer relationships	7.1
Total other intangible assets	5.5
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
Goodwill
The changes in the carrying amount of goodwill for the period ending June 30, 2014, by reportable segment, is as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Electronics Solutions	Other	Total
December 31, 2013	$24,205	$—	$82,242	$2,224	$108,671
Foreign currency translation adjustment	637	—	(676)	—	(39)
June 30, 2014	$24,842	$—	$81,566	$2,224	$108,632

Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs.  In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2014, which approximates our share of the low end of the estimated liability range.  We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility.  Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote.  This case has been ongoing for many years and we believe that it will continue on for the indefinite future.  No time frame for completion can be estimated at the present time.
PCB Contamination
We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the EPA, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut.  The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011.  Additional PCB contamination at this facility was found in the original buildings, courtyards and surrounding areas including soil contamination and an on-site pond. Remediation activities of the affected building materials and courtyards were completed in 2013 at a total cost of $1.0 million. Remediation costs related to the soil contamination and the on-site pond are ongoing and expected to approximate $0.7 million in total. We currently have a reserve of $0.6 million recorded on our condensed consolidated statements of financial position, with $0.3 million of the reserve recorded in the second quarter of 2014. We believe this reserve will be adequate to cover the remaining remediation work related to the soil and pond contamination based on the information known at this time. However, if additional contamination is found, the cost of the remaining remediation may increase.
Overall, we have spent a total of approximately $2.3 million in remediation and monitoring costs related to these various PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi.  As of June 30, 2014, there were 407 pending claims compared to 362 pending claims at December 31, 2013.  The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled.  Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court.  This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted.  The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming.  Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos.  A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002.  This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform.  The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010.  The number of lawsuits filed against us in 2011, 2012, 2013 and the first six months of 2014 (annualized) was significantly higher than in 2010.  These new lawsuits are reflected in the National Economic Research Associates, Inc. ("NERA") and Marsh USA, Inc. ("Marsh") reports. (See "Impact on Financials Statements" section below.)

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants.  We have obtained the dismissal of many of these claims.  For the six months ended June 30, 2014, 54 claims were dismissed and two (2) claims were settled.  For the year ended December 31, 2013, 115 claims were dismissed and 23 were settled.  The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled.  For the six months ended June 30, 2014, $0.3 million was paid on settlements, compared to $4.8 million for the year ended 2013.   Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. Historically, due to the inherent uncertainties of the forecast process and our limited amount of settlement and claims history, we utilized a forecast period of five years, which we concluded was the most reasonable period for recognizing a reserve for projected asbestos liabilities, and that costs that might be incurred after that period were not reasonably estimable at that time. In 2012, we reviewed this assumption and determined that it was appropriate to extend the forecast period from five years to ten years . We reached this conclusion due to the fact that we now have considerably more experience in addressing asbestos related lawsuits and have a longer history of activity to use as a baseline to more accurately project the liability over a longer period than previously disclosed. Also, settlement trends have become more meaningful in recent years and we believe that we now have a more meaningful history of data on which to base our projections. Further, we determined that a ten year projection period is now appropriate as, although we have a longer and more consistent history of data over the last few years, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2013, the estimated liability and estimated insurance recovery for the ten year period through 2023 was $59.7 million and $57.1 million, respectively. There were no changes to these projections during the first six months of 2014. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

•
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP).  As part of this program, we have had conversations with the CT DEEP to begin to determine if any corrective actions need to be taken at the site related to any potential contamination issues. We are currently in the early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand any potential issues. As of June 30, 2014, a reserve of $0.3 million was recorded for assessments to determine the extent of any potential remediation that may be required. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found.  Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to environmental remediation at this site, nor are we able to reasonably estimate any potential range of exposure at this time.  As such, no reserve specific to environmental remediation activity has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe related to the termination of our relationship. The sales agent/distributor is seeking compensation for the terminated relationship. At this point in time, we can not reasonably assess the probability of an unfavorable outcome related to this matter, nor reasonably estimate any potential contingent liability based upon the facts and circumstances known to us at this time. As such, no reserve has been established for this matter at this time.

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

Note 14 – Income Taxes
Our effective tax rate resulted in an expense of 33.9% and 29.0% in the second quarter of 2014 and 2013, respectively. On a year to date basis, our effective tax rate was 31.1% and 29.1% in the first six months of 2014 and 2013, respectively. In both the second quarter of 2014 as well as the second quarter of 2013, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2014, we have approximately $1.2 million of accrued interest related to uncertain tax positions included in the $11.0 million of unrecognized tax benefits, nearly all of which, if recognized, would impact the effective tax rate.
We are subject to numerous tax filings including U.S. Federal, various state and certain foreign jurisdictions.  Currently, the following tax years remain open to the possibility of audit, by jurisdiction - U.S. Federal: 2010 – 2013; various states: 2009 – 2013; and foreign: 2010 – 2013.

Note 15 – Restructuring and Impairment Charges

In 2012 and 2013, we implemented several initiatives to streamline our organization and rationalize our cost structure in order to better position the Company for profitable growth in the future, which resulted in severance charges.  The goal of these activities was to become a more streamlined organization both from an organizational and cost perspective, with efficient manufacturing capabilities that are focused on meeting our customers' needs.

In the second quarter of 2013, as part of these activities, we reorganized certain business functions resulting in severance costs. We also made changes to our salaried and non-union defined benefit pension plans. Effective June 30, 2013 for salaried and non-union hourly employees in the U.S. and effective December 31, 2013 for union employees in the U.S., benefits under our defined benefit pension plans ceased to accrue. The freeze of the defined benefit pension plan for salaries and non-union hourly employees was approved by the Board of Directors on May 3, 2013. The freeze of the union employees' defined benefit pension plan was effective upon ratification of the labor agreement on April 14, 2013. Additionally, our union workforce in Connecticut ratified a current union contract, which resulted in the payout of the union ratification bonus.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in the second quarter and first six months of 2013. There were no restructuring and impairment charges in the second quarter and first six months of 2014.

(Dollars in thousands)	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Cost of Sales
Printed Circuit Materials
Union ratification bonus	179	179

High Performance Foams
Union ratification bonus	181	181

Power Electronics Solutions
Union ratification bonus	8	8
Total charges for Cost of Sales	$368	$368

Restructuring and Impairment

Printed Circuit Materials
Severance and other employee related costs (1)	708	708

High Performance Foams
Severance and other employee related costs (1)	1,253	1,253

Power Electronics Solutions
Severance and other employee related costs (1)	2,463	2,463

Other
Severance and other employee related costs (1)	101	101

Total charges for Restructuring and Impairment	$4,525	$4,525

(1) For the three and six month periods ended June 30, 2013, this includes a pension curtailment charge of $1.5 million. See Note 8 - "Pension Benefit and Other Post Retirement Plans" for further information.
The following table summarizes changes in the severance accrual from December 31, 2013 through June 30, 2014:

(Dollars in thousands)	Streamlining and restructuring related activities	Curamik finishing operations relocation to Hungary	Total
Balance at December 31, 2013	$695	$—	$695
Payments	(670)		(670)
Balance at June 30, 2014	$25	$—	$25

Balances may differ from prior periods due to foreign exchange rate fluctuations.

Note 16 – Discontinued Operations
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million for the year ended December 31, 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. There was no activity for this segment in 2014. For the six month period ended June 30, 2013, net operating income of $0.1 million was reflected as discontinued operations in the accompanying condensed consolidated statement of income (loss) . There was minimal activity for this segment in the second quarter of 2013. Net sales were $0.1 million and $0.2 million for the three and six month periods ended June 30, 2013, respectively. The tax related to the discontinued operation was $0.1 million for the six months ended June 30, 2013.

Note 17 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance converges the criteria for reporting revenue, as well as requiring disclosures sufficient to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This update is effective for fiscal years beginning after December 15, 2016, which is our first quarter of fiscal year 2017. We have not yet determined the impact from adoption on the consolidated financial statements and disclosures.

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
Strategically, our current focus is on three mega trends that we believe will fuel the future growth of our Company: (1) continued growth of the internet and the variety of ways in which it can be accessed, (2) expansion of mass transit, and (3) further investment in clean technology.  These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years.  We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets.  We will continue to focus on business opportunities and invest in expansion around the globe.  Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selected markets.  To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.
2014 Second Quarter Executive Summary
In the second quarter of 2014, we achieved net sales of $153.5 million, a 15.9% increase from the second quarter of 2013 net sales of $132.5 million.  Revenue increased quarter over quarter resulting in a record second quarter performance with quarter over quarter increases across all of our operating segments. Net sales in Printed Circuit Materials (PCM) increased 34.9% from $45.6 million in the second quarter of 2013 to $61.5 million in the second quarter of 2014, net sales in Power Electronics Solutions (PES) increased 5.2% from $40.8 million in the second quarter of 2013 to $42.9 million in the second quarter of 2014, and net sales in High Performance Foams (HPF) increased 7.2% from $39.9 million in the second quarter of 2013 to $42.8 million in the second quarter of 2014.
Income from continuing operations increased by 95.2% from $5.6 million in the second quarter of 2013 to $10.9 million in the second quarter of 2014. In the second quarter of 2013, income from continuing operations included approximately $3.7 million of special charges primarily related to activities targeted at streamlining the organization, including approximately $2.1 million in severance charges from a workforce reduction, approximately $1.1 million in curtailment charges related to changes in our defined benefit pension plans in the United States, approximately $0.3 million in charges related to the ratification of a new union contract for Connecticut employees and approximately $0.2 million in other charges primarily related to the move of certain manufacturing operations from the PES manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these charges, non-GAAP income from continuing operations improved by 17.2% quarter over quarter and, as a percentage of net sales, from 7.0% of net sales in the second quarter of 2013 to 7.1% of net sales in the second quarter of 2014. We also experienced strong improvement in gross margin, which increased from 33.5% in the second quarter of 2013 to 37.2% in the second quarter of 2014. The quarterly improvement was primarily the result of increased operating leverage on the incremental sales volume enhanced by improved operating efficiencies across our operating segments.
Offsetting some of these favorable results was a 35.0% increase in selling and administrative expenses from $25.5 million in the second quarter of 2013 to $34.5 million in the second quarter of 2014. The drivers for this increase were incremental incentive and equity compensation costs, incremental expenditures in certain key strategic areas, costs associated with the Chief Financial Officer (CFO) transition, severance costs and other cost increases.
Going forward, we expect to achieve continued success in our core markets, despite pressure in certain sectors, particularly in the mobile internet device market for our HPF products. In this market, we expect rapid technology advancements and increased competition to negatively impact sales volumes and profitability. However, we do believe many opportunities for growth exist, particularly as we expand our presence across new markets and regions and as we further diversify our product portfolio in the markets we serve today.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.2%	33.5%	37.0%	33.2%

Selling and administrative expenses	22.5%	19.3%	20.7%	19.6%
Research and development expenses	4.2%	4.7%	3.8%	4.5%
Restructuring and impairment charges	—	3.4%	—%	1.8%
Operating income (loss)	10.6%	6.1%	12.5%	7.3%

Equity income in unconsolidated joint ventures	0.7%	0.6%	0.7%	0.5%
Other income (expense), net	—	(0.1)%	(0.4)%	(0.3)%
Interest income (expense), net	(0.5)%	(0.6)%	(0.4)%	(0.7)%
Income (loss) before income tax expense (benefit)	10.7%	6.0%	12.4%	6.8%

Income tax expense (benefit)	3.6%	1.7%	3.8%	2.0%

Income (loss) from continuing operations	7.1%	4.3%	8.6%	4.8%
Net Sales
Net sales increased by 15.9% from $132.5 million in the second quarter of 2013 to $153.5 million in the second quarter of 2014. On a year to date basis, net sales increased by 16.1% from $258.4 million in the first half of 2013 to $300.1 million in the first half of 2014. The increase in net sales on both a quarterly and year to date basis is attributable to volume increases in all operating segments - Printed Circuit Materials (34.9% and 34.7%, respectively), Power Electronics Solutions (5.2% and 11.5%, respectively), and High Performance Foams (7.2% and 2.0%, respectively). See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased by 370 basis points from 33.5% in the second quarter of 2013 to 37.2% in the second quarter of 2014. 2013 gross margin included approximately $0.5 million of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these charges, non-GAAP gross margin improved by 330 basis points from 33.9% in the second quarter of 2013 to 37.2% in the second quarter of 2014. The year over year non-GAAP improvement was primarily the result of the increase in net sales that contributed approximately 220 basis points. The remaining net improvement of 110 basis points is attributable primarily to production efficiencies that enabled us to leverage our existing asset base to achieve the increase in volumes. In addition, we continue to implement improvements in supply chain, product quality and procurement, which also favorably impacted margin performance.
On a year to date basis, gross margin as a percentage of net sales increased by 380 basis points from 33.2% in the first half of 2013 to 37.0% in the first half of 2014. 2013 gross margin included approximately $0.7 million of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these charges, non-GAAP gross margin improved by 360 basis points from 33.4% in the first half of 2013 to 37.0% in the first half of 2014. The year to date improvement was primarily the result of the increase in net sales that contributed approximately 230 basis points. The remaining net improvement of 130 basis points is attributable primarily to production efficiencies that enabled us to leverage our existing asset base to achieve the increase in volumes. In addition, we continue to implement improvements in supply chain, product quality and procurement, which also favorably impacted margin performance.

Selling and Administrative Expenses
Selling and administrative expenses increased 35.0% from $25.5 million in the second quarter of 2013 to $34.5 million in the second quarter of 2014.  Second quarter 2013 results included approximately $0.2 million in special charges related to the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. Excluding these charges, non-GAAP selling and administrative expenses increased $9.2 million quarter over quarter. As a percentage of sales, non-GAAP selling and administrative expenses increased 340 basis points from 19.1% in the second quarter of 2013 to 22.5% in the second quarter of 2014. The overall increase in non-GAAP expenses is due to a variety of factors, including $4.1 million of incremental incentive and equity compensation costs, $3.9 million for incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting as well as costs related to the CFO transition, severance and other cost increases of $3.3 million. These increases were partially offset by approximately $2.1 million of reduced expenses related primarily to changes in our defined benefit pension plans initiated in 2013. Going forward, management is pursuing additional strategies to further de-risk the pension plans which would decrease the financial volatility of the plan; however, it could also result in less expense savings, particularly if the investment mix is shifted more heavily to fixed income securities from equity securities.
On a year to date basis, selling and administrative expenses increased 22.2% from $50.8 million in the first half of 2013 to $62.1 million in the first half of 2014. Year to date 2013 results included approximately $1.2 million in special charges comprised of $0.5 million in costs related to the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary and $0.7 million of severance related charges. Excluding these charges, non-GAAP selling and administrative expenses increased $12.6 million. As a percentage of sales, non-GAAP selling and administrative expenses increased by 150 basis points from 19.2% in the first half of 2013 to 20.7% in the first half of 2014. The overall increase in non-GAAP expenses is due to a variety of factors, including $6.7 million of incremental incentive and equity compensation costs, $5.9 million for incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting as well as costs related to merit increases, the CFO transition, severance and other cost increases of $5.2 million. These increases were offset by approximately $5.2 million in expense reductions related primarily to changes in our defined benefit pension plans initiated in 2013. Going forward, management is pursuing additional strategies to further de-risk the pension plans which would decrease the financial volatility of the plan; however, it could also result in less expense savings, particularly if the investment mix is shifted more heavily to fixed income securities from equity securities.
Research and Development Expenses
Research and development (R&D) expenses increased 2.7% from $6.3 million in the second quarter of 2013 to $6.4 million in the second quarter of 2014. As a percentage of net sales, R&D costs decreased from 4.7% of net sales in the second quarter of 2013 to 4.2% of net sales in the second quarter of 2014. Year to date, R&D expenses decreased by 2.1% from $11.5 million in the first half of 2013 to $11.3 million in the first half of 2014. As a percentage of net sales, R&D costs decreased from 4.5% in the first half of 2013 to 3.8% in the first half of 2014. The lower rate is due primarily to the significant increase in net sales. From a gross spending perspective, in the past year we have made concerted efforts to begin realigning our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs. We also are increasing investments that are targeted at developing new platforms and technologies focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts that has resulted in the creation of the Rogers Innovation Center on its Burlington, Massachusetts campus. As a result, we expect to increase R&D expenditures as the Rogers Innovation Center ramps up, as our long term goal is to reinvest approximately 6% of net sales back into R&D activities.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures increased from $0.8 million in the second quarter of 2013 to approximately $1.1 million in the second quarter of 2014. On a year to date basis, equity income in unconsolidated joint ventures increased from $1.3 million in the first half of 2013 to $2.0 million in the first half of 2014. The increases are due to generally improved demand across most end markets.
Other Income (Expense), Net
In the second quarter of 2014, other income (expense), net, was expense of $0.1 million as compared to an expense of $0.2 million in the second quarter of 2013. The difference in these amounts is primarily related to favorable foreign currency exchange transaction gains of $0.2 million offset by higher commissions paid to the joint ventures of $0.1 million. On a year to date basis, in the first half of 2014 we recognized expense of approximately $1.3 million as compared to an expense of $0.8 million in the first half of 2013. The difference in these amounts is primarily related to unfavorable commodity hedging transactions.
Interest Income (Expense), Net

Interest income (expense), net, declined by 13.2% from $0.8 million of expense in the second quarter of 2013 to $0.7 million of expense in the second quarter of 2014. On a year to date basis, interest income (expense), net, declined by 15.4% from $1.7 million of expense in the first half of 2013 to $1.5 million of expense in the first half of 2014. These declines were due primarily to lower interest expense on our debt facility, as we have paid down the principal from $98.0 million at the beginning of 2013 to $70.0 million at the end of the second quarter of 2014.
Income Taxes
Our effective tax rate was 33.9% in the second quarter of 2014 as compared to 29.0% in the second quarter of 2013. The higher tax rate in the second quarter of 2014 resulted from improved operating performance in higher tax jurisdictions. On a year to date basis, the effective tax rate was 31.1% in the first six months of 2014 as compared to 29.1% in the first six months of 2013. In both 2014 and 2013, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.

Segment Sales and Operations

Printed Circuit Materials

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$61.5	$45.6	$120.0	$89.1
Operating income (loss)	10.3	4.0	22.3	7.8
The Printed Circuit Materials (PCM) operating segment is comprised of high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q2 2014 versus Q2 2013
Net sales in this segment increased by 34.9% from $45.6 million in the second quarter of 2013 to an all-time quarterly record of $61.5 million in the second quarter of 2014. The quarter over quarter increase in net sales is due primarily to a 73.2% increase in orders for high frequency materials to support wireless base station and antenna applications in connection with the global 4G/LTE infrastructure build-out, particularly in China. Further, demand in automotive radar applications for Advanced Driver Assistance Systems increased by 33.0% quarter over quarter as auto manufacturers continue to adopt this safety feature into their designs. We also experienced a 60.4% increase in net sales for certain applications in handheld devices for improved internet connectivity.
Operating income improved by 157.7% from $4.0 million in the second quarter of 2013 to $10.3 million in the second quarter of 2014. Second quarter 2013 results included approximately $0.9 million of special charges, including $0.7 million related to severance costs and $0.2 million of costs associated with the ratification of a new union contract for Connecticut union employees. Excluding these items, non-GAAP operating income improved by 110.9% from $4.9 million in the second quarter of 2013 to $10.3 million in the second quarter of 2014. As a percentage of net sales, excluding the 2013 special charges, second quarter of 2014 operating income was 16.7%, a 600 basis point increase as compared to the 10.7% achieved in the second quarter of 2013. This significant increase is due primarily to the increase in net sales as we were able to achieve this growth by utilizing our existing manufacturing capacity. Results were also favorably impacted by the continuous efforts targeted at manufacturing efficiency improvements. This was partially offset with $2.6 million of higher allocated selling and administrative expenses incurred during the second quarter of 2014. See the "Results of Operations" section above for a discussion of these costs.
YTD 2014 versus YTD 2013
Net sales in this segment increased by 34.7% from $89.1 million in the first half of 2013 to $120.0 million in the first half of 2014. This increase in net sales is due primarily to a 67.2% increase in orders for high frequency materials to support wireless base station and antenna applications in connection with the global 4G/LTE infrastructure build-out, particularly in China. Further, demand in automotive radar applications for Advanced Driver Assistance Systems increased by 34.8% quarter over quarter as auto manufacturers continue to adopt this safety feature into their designs. We also experienced a 57.9% increase in net sales for certain applications in handheld devices for improved internet connectivity.

Operating income improved by 185.6% from $7.8 million in the first half of 2013 to $22.3 million in the first half of 2014. First half 2013 results included approximately $1.1 million of special charges, including $0.9 million related to severance costs and $0.2 million of costs associated with the ratification of a new union contract for Connecticut union employees. Excluding these items, non-GAAP operating income improved by 150.6% from $8.9 million in the first half of 2013 to $22.3 million in the first half of 2014. As a percentage of sales, excluding the 2013 special charges, first half of 2014 operating income was 18.5%, a 860 basis point increase as compared to the 9.9% achieved in the first half of 2013. This increase is due primarily to the increase in net sales as we were able to achieve this growth by utilizing our existing manufacturing capacity. Results were also favorably impacted by the continuous efforts targeted at manufacturing efficiency improvements. This was partially offset with $3.7 million of higher allocated selling and administrative expenses incurred during the first half of 2014. See the "Results of Operations" section above for a discussion of these costs.

High Performance Foams

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$42.8	$39.9	$84.0	$82.4
Operating income (loss)	4.6	3.5	10.3	10.1
The High Performance Foams (HPF) operating segment is comprised of our polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications such as general industrial, mobile internet devices, consumer and transportation markets for gasketing, sealing, and cushioning applications.
Q2 2014 versus Q2 2013
Net sales in this segment increased by 7.2% from $39.9 million in the second quarter of 2013 to $42.8 million in the second quarter of 2014. This increase in net sales was driven primarily due to increased demand in battery applications for hybrid electric vehicles (118.1%), mass transit (18.5%) and consumer applications for cushioning, sealing and impact protection materials (18.2%). High performance foams demand into the mobile internet device market, including feature phones was down 1.5% quarter over quarter and we expect continued challenges in this market as we move forward.
Operating income increased by 31.4% from $3.5 million in the second quarter of 2013 to $4.6 million in the second quarter of 2014. Second quarter 2013 results included approximately $1.4 million of special charges, including $1.2 million related to severance costs and $0.2 million of costs associated with the ratification of a new union contract for Connecticut union employees. Excluding these charges, non-GAAP operating income declined by 7.8% from $4.9 million in the second quarter of 2013 to $4.6 million in the second quarter of 2014. As a percentage of net sales, excluding the 2013 special charges, second quarter of 2014 operating income was 10.7%, a 170 basis point decline as compared to the 12.4% achieved in the second quarter of 2013. This decline is primarily attributable to the increase of $0.9 million in allocated selling and administrative expenses incurred during the second quarter of 2014. See the "Results of Operations" section above for a discussion of these costs. These costs were partially offset by the net sales increase during the second quarter of 2014.
YTD 2014 versus YTD 2013
Net sales in this segment increased by 2.0% from $82.4 million in the first half of 2013 to $84.0 million in the first half of 2014. This increase in net sales was driven primarily due to increased demand in battery applications for hybrid electric vehicles (100.2%), mass transit (14.0%) and consumer applications for cushioning, sealing and impact protection materials (11.0%). High performance foams demand into the mobile internet device market, including feature phones was down 10.3% year over year and we expect continued challenges in this market as we move forward.
Operating income increased by 2.0% from $10.1 million in the first half of 2013 to $10.3 million in the first half of 2014. Results in the first half of 2013 included approximately $1.6 million in special charges, including $1.4 million related to severance costs and $0.2 million of costs associated with the ratification of a new union contract for Connecticut union employees. Excluding these items, non-GAAP operating income declined by 12.0% from $11.7 million in the first half of 2013 to $10.3 million in the first half of 2014. This decline is primarily attributable to the increase of $1.9 million in allocated selling and administrative expenses incurred during the first half of 2014. See the "Results of Operations" section above for a discussion of these costs. These costs were partially offset by the net sales increase during the first half of 2014.

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

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$42.9	$40.8	$83.7	$75.1
Operating income (loss)	(0.7)	(1.4)	0.8	(3.0)

Q2 2014 versus Q2 2013
Net sales in this segment increased by 5.2% from $40.8 million in the second quarter of 2013 to $42.9 million in the second quarter of 2014.  This increase was led by a rebound in demand for curamik® DBC substrates in vehicle electrification (49.0% increase) and variable frequency motor drive applications (19.4% increase) across all targeted regions. In addition, RO-LINX® power distribution products experienced increased orders in mass transit (4.8%) and variable frequency drives (216.1%) in Asia and Europe.
Operating results for the quarter improved from an operating loss of $1.4 million in the second quarter of 2013 to an operating loss of $0.7 million in the second quarter of 2014. Second quarter 2013 results included approximately $2.8 million of special charges comprised primarily of $2.4 million of severance costs related to a workforce reduction, as well as approximately $0.4 million in costs related to the startup of inspection operations in Hungary. Excluding these charges, non-GAAP operating income decreased by 152.1% from $1.4 million in the second quarter of 2013 to a loss of $0.7 million in the second quarter of 2014. The second quarter of 2014 operating income as a percentage of net sales declined 520 basis points compared to the second quarter of 2013. This decline is primarily attributable to the increase of $0.6 million in allocated selling and administrative expenses incurred during the second quarter of 2014. See the "Results of Operations" section above for a discussion of these costs. These costs were partially offset by the profit contribution related to the increase in net sales and favorable impacts from operational efficiencies, including the move of certain finishing operations from Germany to Hungary.
YTD 2014 versus YTD 2013
Net sales in this segment increased by 11.5% from $75.1 million in the first half of 2013 to $83.7 million in the first half of 2014. This increase was led by a rebound in demand for curamik® DBC substrates in renewable energy (22.4% increase), vehicle electrification (62.0% increase) and variable frequency motor drive applications (19.4% increase) across all targeted regions. In addition, RO-LINX® power distribution products experienced increased orders in mass transit (2.7%) and variable frequency drives (170.1%) in Asia and Europe.
Operating income increased by 126.7% from a loss of $3.0 million in the first half of 2013 to income of $0.8 million in the first half of 2014. Results in the first half of 2013 included approximately $3.7 million in special charges, including $2.8 million related to severance costs and $0.9 million in costs related to the startup of inspecting operations in Hungary. Excluding these items, non-GAAP operating income improved by 22.5% from $0.7 million in the first half of 2013 to $0.8 million in the first half of 2014. This increase is primarily due to the profit contribution related to the increase in net sales and favorable impacts from operational efficiencies, including the move of certain finishing operations from Germany to Hungary. These improvements were partially offset by an increase of $1.4 million in allocated selling and administrative expenses incurred during the first half of 2014. See the "Results of Operations" section above for a discussion of these costs

Other

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$6.3	$6.2	$12.4	$11.8
Operating income (loss)	2.1	2.0	4.3	4.0
Our Other reportable segment consists of our elastomer rollers and floats, as well as our inverter distribution business.
Q2 2014 versus Q2 2013
Net sales increased by 2.0% from $6.2 million in the second quarter of 2013 to $6.3 million in the second quarter of 2014.  This increase is primarily due to the demand for elastomer rollers and floats products, which increased 1.5% quarter over quarter. There was also stronger demand for inverters, which increased 6.8% quarter over quarter.
Operating income increased by 5.0% from $2.0 million in the second quarter of 2013 to $2.1 million in the second quarter of 2014. 2013 results included approximately $0.1 million of special charges related to severance costs. The overall improvement in operating results in this segment is attributable primarily to the increase in volume and improved operational efficiencies.

YTD 2014 versus YTD 2013

Net sales increased by 4.7% from $11.8 million in the first half of 2013 to $12.4 million in the first half of 2014. This increase is primarily due stronger demand for elastomer rollers and floats products, which increased 3.6% year over year. There was also stronger demand for inverters, which increased 15.5% year over year.

Operating income increased by 7.5% from $4.0 million in the first half of 2013 to $4.3 million in the first half of 2014. First half 2013 results included approximately $0.1 million of special charges related to severance costs. The overall improvement in operating results in this segment is attributable primarily to the increase in volume and improved operational efficiencies.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths.   We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months.  We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement, as amended, (as defined in the Credit Facilities section which follows), should any issue or strategic opportunities arise.  We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships intending to have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Key Balance Sheet Accounts:
Cash and cash equivalents	$218,692	$191,884
Accounts receivable	102,360	85,126
Inventory	63,323	66,889
Outstanding borrowing on credit facilities (short term and long term)	70,000	77,500

	Three Months Ended
	June 30, 2014	June 30, 2013
Key Cash Flow Measures:
Cash provided by (used in) operating activities of continuing operations	$29,673	$29,720
Cash provided by (used in) investing activities of continuing operations	(10,244)	(10,462)
Cash provided by (used in) financing activities of continuing operations	5,498	1,946
At the end of the second quarter of 2014, cash and cash equivalents were $218.7 million as compared to $191.9 million at the end of 2013, an increase of $26.8 million, or approximately 14.0%.  This increase was due primarily to strong cash generated from operations, as well as the receipt of $14.1 million related to stock option exercises, partially offset by $10.3 million in capital expenditures, a pension contribution of $6.5 million and $7.5 million in required debt payments.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
U.S.	$52,502	$40,058
Europe	106,114	93,764
Asia	60,076	58,062
Total cash and cash equivalents	$218,692	$191,884
Cash held in certain foreign locations that have a lower tax rate than the U.S. could be subject to additional taxes if we repatriated such amounts back to the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.
Significant changes in our balance sheet accounts from December 31, 2013 to June 30, 2014 are as follows:

◦
Accounts receivable increased by 20.2% from $85.1 million at December 31, 2013 to $102.4 million at June 30, 2014. This overall increase is primarily attributable to the increased sales volumes experienced in the second quarter of 2014. However, our efficiency in collecting cash from our customers has improved as our days sales outstanding metric has declined over that time period from 60.5 days outstanding at December 31, 2013 to 58.2 days outstanding at June 30, 2014.

◦
Inventory decreased by 5.4% from $66.9 million at December 31, 2013 to $63.3 million at June 30, 2014. This decrease is primarily attributable to higher sales volumes, particularly for Printed Circuit Materials, as we sold product out of inventory to meet increased demand. We are also focused on optimizing inventory levels as appropriate to better manage working capital.

◦
Accrued employee benefits and compensation decreased 17.4% from $29.7 million at December 31, 2013 to $24.6 million at June 30, 2014. This is primarily due to the annual incentive compensation payouts of $9.5 million that occurred in the first half of 2014, partially offset by accruals for projected annual incentive compensation payouts for the current performance year of $6.4 million as well as the changes in the defined benefit pension plan that resulted in a $2.3 million lower accrual at June 30, 2014.

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

The FCCR is the ratio between Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Consolidated Fixed Charges as defined in the Amended Credit Agreement, which measures our ability to cover the fixed charge obligations. The key components of Consolidated Fixed Charges are capital expenditures, scheduled debt payments, capital lease payments, rent and interest expenses. Several factors in the first quarter of 2012, including the status of the global economy and the fact that there were no mandatory term loan payments when the original ratio was established, led to an amendment to the covenant which temporarily reduced the FCCR.

Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014
Covenant Limit	1.50	1.50	1.50	1.75	0.00175
Actual FCCR	2.06	2.23	2.39	2.69	0.00265
As of June 30, 2014, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 0.75 on the leverage ratio and 2.65 on the fixed charge coverage ratio.
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
We incurred amortization expense of $0.1 million in each of the second quarters of 2014 and 2013, respectively, and amortization expense of $0.2 million in each of the first six months of 2014 and 2013, respectively.  At June 30, 2014, we have approximately $1.0 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit under the November 23, 2011 credit agreement of $145.0 million to fund the acquisition of Curamik.  During the first six months of 2014 and 2013, we made principal payments of $7.5 million and $5.0 million, respectively, on the outstanding debt. We are obligated to pay $20.0 million on this debt obligation in the next 12 months. As of June 30, 2014, the outstanding debt related to the Amended Credit Agreement, as amended, consists of $70.0 million of term loan debt.  We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, as amended, with any balance due and payable at the agreement's expiration.
In addition, as of June 30, 2014 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that was backed by the Amended Credit Agreement, as amended. No amounts were owed on the LOC as of June 30, 2014 or December 31, 2013.
We also guarantee an interest rate swap related to the lease of the manufacturing facility in Eschenbach, Germany. The swap agreement is between the Company and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buy out the lease at June 30, 2013. The swap is in a liability position with the bank at June 30, 2014, and has a fair value of $0.6 million. We have concluded that the probability of default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value and no amount has been recorded on our condensed consolidated statement of financial position.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of June 30, 2014 is $7.8 million.  Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended June 30, 2014 and 2013, and $0.2 million in each of the six month periods ending June 30, 2014 and 2013. Accumulated depreciation at June 30, 2014 and December 31, 2013 was $1.4 million and $1.2 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of income (loss).  Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income (loss).  See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.5 million and $1.0 million for the three and six month periods ended June 30, 2014, respectively, and $0.5 million and $1.1 million for the three and six month periods ended June 30, 2013, respectively.  We incurred an unused commitment fee of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2014, respectively, and $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively.  In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013.  At June 30, 2014, our outstanding debt balance comprised of a term loan of $70.0 million.  At June 30, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 2.00%.
We also incurred interest expense on the capital lease of $0.1 million and $0.3 million in the three and six month periods ended June 30, 2014, respectively, and of $0.1 million and $0.3 million in each of the three and six month periods ended June 30, 2013, respectively.

Contingencies
During the second quarter of 2014, we did not become aware of any new material developments related to environmental matters or other contingencies.  We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 13 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the second quarter of 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the second quarter of 2014.  For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2014.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were designed and were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 6.	Exhibits

List of Exhibits:

10.1*	Letter Agreement between the Company and David Mathieson, agreed to May 11, 2014, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2014.

10.2*
Form of Indemnification Agreement between the Company and each of its executive officers, filed with the SEC as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 14, 2004, with respect to David Mathieson.

10.3*	Rogers Corporation 2009 Long-Term Equity Compensation Plan, as amended, filed with the SEC as Exhibit B to the Company's Definitive Proxy Statement which was filed on March 24, 2014.

10.4*
General Release and Settlement Agreement between the Company and Dennis M. Loughran dated May 28, 2014, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014.

10.5	Rogers Corporation Deferred Compensation Plan, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2014.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Financial Position at June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Stockholders Equity at June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and June 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements.

*
In accordance with Rule 12b-32 under the Securities and Exchange Act of 1934, as amended, references are made to the indicated documents previously filed with the SEC, which documents are incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ David Mathieson	/s/ Ronald J. Pelletier
David Mathieson	Ronald J. Pelletier
Vice President, Finance and Chief Financial Officer	Corporate Controller and Principal Accounting Officer
Principal Financial Officer
Dated: July 30, 2014