Form 10-K
period 2014-12-31
ROGERS CORP
filed 2015-02-18
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,197,301,541. Rogers has no non-voting common equity.
The number of shares outstanding of common stock as of February 4, 2015 was 18,415,753.

Documents Incorporated by Reference:

Portions of Rogers’ Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, currently scheduled for May 8, 2015, are incorporated by reference into Part III of this Form 10-K.

ROGERS CORPORATION
FORM 10-K

December 31, 2014

Part I

Item 1. Business

Industry

Rogers Corporation, founded in 1832, is one of the oldest publicly traded and continuously operated companies in the United States. We have adapted our products over the 183 years of our history to meet the changing needs of the various markets we have served and currently serve. Today we predominantly supply a wide range of specialty materials products across a wide range of end markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense, and clean technology.

Strategically, our current focus is on three mega trends that have fueled growth of our Company: (1) continued growth of the internet and the variety of ways in which it can be accessed, (2) expansion of mass transit, and (3) further investment in clean technology. These trends and their related markets all require materials that perform to the highest standards, a characteristic that has been a key strength of our products over the years. We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets. We will continue to focus on business opportunities and invest in expansion around the globe. Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selective markets. To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.

As used herein, the “Company,” “Registrant,” “Rogers, “we, “our, “us” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.

Business Segments & Products

Our reporting structure is comprised of the following operating segments: Printed Circuit Materials (PCM), High Performance Foams (HPF) and Power Electronics Solutions (PES). Our non-core businesses are reported in the "Other" reportable segment.

•	Printed Circuit Materials

The Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for our printed circuit board materials include RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800®, LoPro®, COOLSPAN® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals; yet each laminate has varying properties that address specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar for both aviation and automotive applications.

•	High Performance Foams

The High Performance Foams operating segment includes polyurethane and silicone foam as well as solid products manufactured in roll stock, sheet, and molded formats. These materials have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

High Performance Foams products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable electronics including mobile internet devices, consumer goods, mass transportation, construction, printing applications and other markets. Trade names for our High Performance Foams include: PORON® Microcellular Urethanes used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; Rogers BISCO® silicones cellular, solid and specialty roll stock for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

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
The Power Electronics Solutions operating segment is comprised of direct bond copper (DBC) ceramic substrate products and busbar power distribution products. We believe that our advanced, customized components enable the performance and reliability of today’s growing array of power electronic devices and serve to increase the efficiency of applications by managing heat and ensuring the reliability of these critical devices used in converting raw energy into controlled and regulated power that can be used and managed.
Trade names for our Power Electronics Solutions products include curamik® ceramic substrates and RO-LINX® products. Curamik® ceramic substrates are used in the design of intelligent power management devices, such as insulated gate bipolar transistor (IGBT) modules, which enable a wide range of products including highly efficient industrial motor drives, wind and solar converters and electric and hybrid electric vehicle drive systems. RO-LINX® products are used in high power electrical inverter and converter systems for use in mass transit (e.g. high speed trains), clean technology applications (e.g. wind turbines, solar farms and electric vehicles) and variable frequency drives for high to mid power applications.

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

Sales and Marketing

Most of our products are sold through direct sales channels positioned near major concentrations of our customers throughout North America, Europe and Asia. Our products were sold to over 3,000 customers worldwide in 2014. Our largest individual customer represented approximately 4% of Rogers' total sales for 2014. Although the loss of all of the sales made to any one of our larger customers would require a period of adjustment during which the results of a particular operating segment would be adversely impacted, we believe that such adjustments could be successfully made over a period of time due to the diversity of our customer base. We believe that our business relationships with major customers in our key markets are favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends. However, the possibility exists of losing all of the business of any major customer in any product line.

We market our full range of products throughout the world. Almost all of our sales are facilitated through our own worldwide sales force, with a small percentage facilitated through independent agents and distributors.

Competition

Our operating segments - PCM, HPF and PES - all participate in industries that are characterized by strong global competition. This competition is comprised not only of those companies that make directly competing materials, but also those companies that make comparable and, therefore, potentially substitutable materials. Competition typically emanates from substantially larger, multinational manufacturers that often have greater financial resources than we do, as well as smaller regional producers with lower overhead costs and profit requirements. This latter type of low cost competitor is particularly prevalent in Asia.

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

Printed Circuit Materials

The Printed Circuit Materials operating segment offers products that we believe are leaders in most of the markets it serves, including communication infrastructure, consumer electronics, automotive and defense. A key strategy in this segment is to continue to develop and produce products that are technology leaders in the markets for which they are targeted, particularly those in which performance requirements are constantly increasing, such as in the wireless infrastructure market where demand for data transmission capacities is continuously growing. This segment has a strong worldwide presence, particularly in North America, Europe and Asia, and has manufacturing capabilities in all three regions. It faces competition in each of these locations from a wide variety of companies, from very large multinational manufacturers to much smaller, regional companies. In this segment we compete on quality, price and service, and must address the continual threat of commoditization, particularly with respect to products that have matured in their life cycle.

High Performance Foams

The High Performance Foams operating segment offers products that we believe hold leadership positions in several of the markets it serves, including portable communications, consumer electronics and transportation. We have a strong market presence in many parts of the world, particularly in North America and Asia. Our competition is comprised of companies from around the globe, including large multinational companies, as well as small regional companies that are particularly prevalent in Asia. In this segment, we typically compete on performance, quality and service, and we focus on protecting our intellectual property. We also strive to continuously differentiate our product offerings, as commoditization of certain products is always a risk.

Power Electronics Solutions

The Power Electronics Solutions operating segment offers products that we believe are leaders in most of the markets it serves, including highly efficient industrial motor drives, wind and solar converters, electric and hybrid electric vehicle drive systems, and mass transit. This operating segment has a strong presence in Europe and Asia. Our competition consists mainly of Asian companies, with some competition in the U.S. and Europe. In this segment we compete on quality and service, as well as on cost.

Research and Development

Research and development activities constitute an important and vital part of our overall business strategy. Our overall focus is typically on niche segments where we can differentiate our products from those of our competitors through technological advantage. The markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in research and development. We are focused on identifying technologies and innovations related to both our current product portfolio as well as other long term initiatives targeted at further diversifying our business.

As part of our long-term strategy, Rogers and Northeastern University established the Rogers Innovation Center at Northeastern’s George J. Kostas Research Institute for Homeland Security in Burlington, Massachusetts in early 2014. This partnership allows Rogers and Northeastern to leverage their complementary research and development initiatives in advanced materials with a focus on the earliest stages of technical and commercial development of new high-tech materials solutions in close alignment with market needs.

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

Environmental Matters

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

Employees

As of December 31, 2014, we employed approximately 2,800 employees.

Backlog

Our backlog of firm orders was $80.2 million at December 31, 2014, as compared to $50.5 million at December 31, 2013. The increase at the end of 2014 was primarily related to Power Electronics Solutions and Printed Circuit Materials, which experienced an increase in backlog of $8.3 million and $18.9 million, respectively, at December 31, 2014 as compared to December 31, 2013.

Executive Officers

Our executive officers as of February 18, 2015 were as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2010-2014

Bruce D. Hoechner	55	President and Chief Executive Officer	2011	President, Asia Pacific Region, Dow Advanced Materials Division, Rohm and Haas Company from 2009 to September 2011

David Mathieson	60	Vice President, Finance, Chief Financial Officer	2014
Principal, David Mathieson, LLC from September 2010 to May 2011 and from October 2012 to May 2014; Executive Vice President and Chief Financial Officer, Comverge, Inc. from May 2011 to October 2012; Chief Financial Officer, RSC Holdings, Inc. from January 2008 to May 2010.

Robert C. Daigle	51	Senior Vice President and Chief Technology Officer	2009

Gary M. Glandon	56	Vice President and Chief Human Resources Officer	2012	Chief Human Resources Officer, Solutia from October 2010 to July 2012; Chief Human Resources Officer, Energy Conversion Devices Inc. from July 2009 to October 2010

Jeffrey M. Grudzien	53	Vice President, Printed Circuit Materials Division	2012	Vice President, Sales and Marketing September 2007 to February 2012

Jay Knoll	51	Vice President and General Counsel	2014
Senior Vice President, General Counsel PKC Group Oyj - North America from June 2012 to November 2014; Director and Chief Restructuring Officer from November 2011 to June 2012, Interim President from May 2011 to November 2011, Executive Vice President, General Counsel and Chief Administrative Officer from January 2011 to April 2011, and Senior Vice President, General Counsel and Chief Administrative Officer from December 2007 to December 2010, Energy Conversion Devices, Inc.

John J. Krawczynski	43	Chief Accounting Officer and Corporate Controller	2014
Vice President Finance, Controller, The Yankee Candle Company, Inc. from September 2012 to February 2014; Vice President, Corporate Controller, Oakleaf Waste Management from March 2010 to September 2012; Vice President, Chief Accounting Officer and Corporate Controller, Gerber Scientific, Inc. from January 2005 to January 2010.

John C. Quinn	52	Vice President and General Manager, High Performance Foams Division	2013
Vice President & General Manager, Consumer Care, Tredegar Film Products, Tredegar Corporation from January 2013 to August 2013; Vice President & General Manager, New Growth Platforms, Avery Dennison Corporation from September 2010 to July 2011; Vice President & General Manager, Asia Pacific, Label and Packaging Materials, Avery Dennison Corporation from April 2006 to September 2010

Helen Zhang	51	Vice President, Power Electronics Solutions Division and President, Rogers Asia	2013
Global General Manager of Interconnect Technology, Dow Chemical Company, Dow Electronic Materials from July 2010 to April 2012; North Asia General Manager, Dow Chemical Company, Coating Materials business from April 2009 to June 2010

Available Information

We make available on our website (http://www.rogerscorp.com), or through a link posted on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the SEC maintains an internet site that contains these reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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
A significant amount of the Company’s profits and cash flow are derived from a limited number of key products and any changes in technology or other events that adversely affect the market for these products could have a material and negative impact on our financial results.
Our ability to generate profits and operating cash flow depends upon the level of profitability of a limited number of key products. As a result, although these products are used in a diverse range of applications, any event that adversely affects the markets for these key products could have a significant impact on our consolidated financial results. These events could include loss of patent protection, increased costs associated with manufacturing, unavailability of the raw materials needed to manufacture the products, increased competition from the introduction of new products, and technological evolution.
Additionally, emerging material technologies could replace our key products in certain applications, resulting in a decline in demand for the products. Disruptive technologies may reduce or eliminate the need for our key products. New process technologies developed by our competitors may also place us at a cost or quality disadvantage. Our own process technologies may be acquired or used unlawfully by others, enabling them to compete with us. If any of these events had a material adverse effect on the sales of our key products, loss of revenue, reduced margins, material charges and a significant reduction in profitability could result.
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

We have significant foreign operations, particularly in Asia and Europe, which exposes us to business, political and economic changes that could negatively impact our future sales, expenses and financial condition. For fiscal 2014, sales of our products to foreign customers accounted for approximately 75.8% of our net sales. As of December 31, 2014, we employed approximately 1,900 employees in Europe and Asia.

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

While a substantial portion of our cash is generated outside the U.S., we require a significant amount of cash in the U.S. to address our operating requirements, the funding of acquisitions, debt and interest payments and other business expenditures. If we are unable to address our U.S. cash requirements through our U.S. operations cash flows, we could repatriate future earnings from foreign jurisdictions, increase our borrowings under our current credit facility, or raise capital from other sources. These alternatives would adversely affect our operating results as they would result in higher effective tax rates and increased interest expense.

We are also subject to the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, as well as economic disruption from acts of terrorism and the response to them by the U.S. and its allies. Other business risks associated with international operations include, but are not limited to, increased managerial complexities; air transportation disruptions; expropriation; currency controls; additional costs related to foreign taxes, tariffs and freight rate increases; exposure to different business practices and differing legal standards, particularly with respect to price protection and data privacy; intellectual property and environmental compliance; trade and travel restrictions; pandemics; import and export license requirements and restrictions; difficulties in staffing and managing worldwide operations; longer accounts receivable cycles and collections; and unexpected changes in regulatory requirements. We may also be subject to unanticipated income taxes, excise duties, import taxes, export taxes, value added tax, or other governmental assessments, and taxes may be impacted by changes in legislation in the tax jurisdictions in which we operate. In addition, our organization and capital structure may limit our ability to transfer funds between countries, particularly into the U.S., without incurring adverse tax consequences.

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

We use certain key raw materials in our manufacturing processes, including, but not limited to, copper and certain types of resins, ceramic materials and chemicals, all of which could be subject to price volatility due to availability, demand and global monetary policies. In addition, these materials are often obtained from single or limited sources that expose us to price increases and material shortages and increase the potential for inconsistent incoming material quality. Any inability to obtain timely deliveries of materials of acceptable quantity or quality, or a significant increase in the prices of materials, could have a material adverse effect on our operating results.

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

Implementation of our acquisition and divestiture strategies may not be successful, which could affect our ability to increase our revenue or our profitability.

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

An acquisition can require a significant level of investment. This would potentially require borrowing funds through our credit facility, which would create long-term debt and make us subject to the various covenant requirements contained in the related credit agreement. Certain risks are inherent in any acquisition, such as the risk that the acquisition may not be accretive to our business or perform to our expectations going forward and that revenue opportunities, cost savings and other anticipated synergies will not be fully realized.

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

We are currently engaged in proceedings involving a superfund site, as a participant in a group of potentially responsible parties (PRPs). Although current regulations impose potential joint and several liability upon each named party at any superfund site, we expect our contribution for cleanup to be limited due to the number of other PRPs, and our share of the alleged contributions of waste to the site, which we believe is de minimis. We are also involved in the remediation of certain polychlorinated biphenyl (PCB) contamination at our Woodstock, Connecticut manufacturing facility. In addition, Rogers Corporate Headquarters located in Rogers, CT, has entered into the Voluntary Corrective Action program with the Connecticut Department of Energy & Environmental Protection (CT DEEP) to meet the RCRA (Resource Conservation Recovery Act) Corrective Action program requirements related to potential contamination at its site in Rogers, CT.

Further, we are involved in certain asbestos-related product liability litigation. The level of such litigation has escalated in certain U.S. states in recent years and involves hundreds of companies that have been named as defendants. At December 31, 2014, there were 438 claims pending against us. We expect that additional claims will be brought against us in the future. Our ultimate liability with respect to such pending and unasserted claims is subject to various uncertainties, including the following:

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

We believe we have sufficient insurance to cover the majority of costs related to these claims and that we have valid defenses to the majority of these claims and intend to defend ourselves vigorously in these matters. However, there can be no assurances that the ultimate resolution of these matters will be consistent with our expectations and will not have a material adverse effect on us. For further information, see Item 3 Legal Proceedings and Note 14 of this Form 10-K.

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

At December 31, 2014, we have $60.0 million of outstanding debt remaining out of a total credit facility of approximately $265 million. In the first quarter of 2015, we borrowed $125.0 million against this line of credit to finance our strategic acquisition of Arlon, LLC. Our ability to make payments of principal and interest on our indebtedness when due depends upon the cash flows generated from our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things, seek additional financing in the debt or equity markets; refinance or restructure all or a portion of our indebtedness; sell selected assets; reduce or delay planned capital expenditures; or reduce or delay planned operating expenditures. Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, any such financing, refinancing, or sale of assets might not be available on economically favorable terms. In addition, our indebtedness could require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments in technology and research and development, acquisitions, dividends and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of whom have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions.

Restrictions in our credit facility may limit our activities and materially and adversely affect our assets, financial position and cash flows.

Our current credit facility imposes, and future debt instruments to which we may become subject may impose, certain restrictions that limit our ability to engage in activities that could otherwise benefit the Company, including undertaking certain transactions, creating certain credit liens on our assets and incurring certain subsidiary indebtedness, among others. Our ability to comply with these financial restrictions and covenants is dependent on the cash flows generated from our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control, as further discussed in this Item 1A Risk Factors. In addition, our credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our credit facility and we do not obtain appropriate waivers, our operations may be negatively impacted by the consequences of such breaches, including the declaration of any outstanding indebtedness to be immediately due and payable.

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

Evaluations of goodwill, non-amortizable assets and other investments for impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

We perform an impairment review of goodwill, non-amortizable intangible assets and other investments on an annual basis, or when facts and circumstances surrounding such assets indicate that a potential impairment may have occurred. In 2014, we did not have an impairment of our goodwill or non-amortizable intangible assets. However, in the fourth quarter of 2014, management believed, based on a lack of positive business performance and a round of financing that we did not participate in, that our investment in Solicore had become impaired. As a result, this investment went through an evaluation process and we recognized an impairment of $0.2 million on our investment in Solicore in the fourth quarter of 2014. See Note 8 - Investment for further details on this impairment charge. Going forward, there can be no assurances that future impairments of goodwill, non-amortizable intangible assets or other investments will not occur. Any impairment may result in a write-off of all or a portion of our recorded amounts, which would negatively affect our operating results and financial condition.

Our stock price may be volatile.

The market price of our common stock has fluctuated widely from the beginning of fiscal year 2014 through the end of fiscal year 2014, with our stock price reaching a high of $82.48 per share and a low of $51.40 per share during that time period. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include, but are not limited to, the following:

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

We also sponsor a limited number of defined benefit pension plans that cover certain employees. Our costs of providing defined benefit pension plans have risen dramatically in recent years, and are dependent upon a number of factors and assumptions that drive our projected liabilities and annual expenses, such as discount rates, the actual and projected rates of return on the plans' assets, governmental regulation, global equity prices, portfolio composition and our required and/or voluntary contributions to the plans. Changes in assumptions, the ability to grow our pension investments over time to increase the value of the plans' assets, and other factors relating to worldwide and domestic economic trends and financial market conditions, could all have a negative impact on our pension plans, which could result in an increase in our pension liabilities, a reduction in the funded status of our plan, increases in annual expense recognized related to the plans, and requirements to increase funding for some or all of our defined benefit pension plans, among other factors, all of which could negatively impact our operations and financial condition.

To mitigate some of these risks, we amended our U.S. defined benefit pension plans during 2013 and participants no longer accrue benefits under such plans, effectively freezing the plans going forward. While the risks outlined above will remain in force, the freezing of the plans will reduce overall risk, as we no longer accrue new benefit obligations, thus reducing projected future liabilities and annual plan expenses.

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

We have two U.S. collective bargaining units; one of which was acquired through the acquisition of Arlon, LLC in the first quarter of 2015, and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our productivity and results of operations. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce our labor costs by streamlining existing manufacturing facilities and in restructuring our business because of limitations on personnel and salary changes and similar restrictions. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate various manufacturing facilities and sales offices throughout the United States, Europe and Asia. The following table provides certain information about our principal general offices and manufacturing facilities:

Location	Floor Space (Sq Ft)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Carol Stream, Illinois	215,000	Manufacturing	Owned
Chandler, Arizona	156,000	Manufacturing	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Chandler, Arizona	142,000	Manufacturing	Owned
Chandler, Arizona	120,000	Manufacturing	Owned
Burlington, Massachusetts	5,000	R&D Lab and Office Space	Leased through 2/17
Bear, Delaware*	125,000	Manufacturing / Administrative Offices	Owned
Rancho Cucamonga, California*	75,000	Manufacturing	Leased through 6/23

Europe
Ghent, Belgium	114,000	Manufacturing	Owned
Evergem, Belgium	77,000	Manufacturing	Owned
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Leased through 6/21
Budapest, Hungary	42,000	Manufacturing	Leased through 2/19

Asia
Suzhou, China	324,000	Manufacturing	Owned
Suzhou, China	170,000	Manufacturing / Administrative Offices	Owned
Suzhou, China	130,000	Manufacturing	Owned
Suzhou, China	92,000	Manufacturing	Owned
Ansan, Korea	40,000	Manufacturing	Leased through 10/18
Suzhou, China	30,000	Manufacturing	Owned
Tokyo, Japan	3,094	Sales Office	Leased through 2/16
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/16
Hwasung City, Korea	1,000	Sales Office	Leased through 12/15
Singapore	1,000	Sales Office	Leased through 10/15
Shanghai, China	1,000	Sales Office	Leased through 1/17
Shenzhen, China	1,000	Sales Office	Leased through 5/16
Beijing, China	1,000	Sales Office	Leased through 5/15
Suzhou, China*	75,000	Manufacturing	Owned
Suzhou, China*	15,000	Manufacturing / Administrative Offices	Leased through 4/15

* Early in 2015, we acquired Arlon, LLC. These are properties that Arlon, LLC held, and that we now own, or lease.

Item 3. Legal Proceedings

We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe that we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2014, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the United States Environmental Protection Agency, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut. The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. Additional PCB contamination at this facility was found in the facility's original buildings, courtyards and surrounding areas including an on-site pond. Remediation costs related to this contamination are expected to approximate $0.7 million. Remediation activities of the affected buildings and courtyards were completed in 2014 at a total cost of $0.5 million. Currently, we have a reserve of $0.2 million for the pond remediation recorded on our consolidated statements of financial position. We believe this reserve will be adequate to cover the remaining remediation work related to the soil and pond contamination based on the information known at this time. However, if additional contamination is found, the cost of the remaining remediation may increase.
Overall, we have spent approximately $2.4 million in remediation and monitoring costs related to these PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.

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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi. As of December 31, 2014, there were 438 pending claims compared to 362 pending claims at December 31, 2013. The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled. Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court. This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted. The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial - in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming. Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010. The number of lawsuits filed against us in 2011, 2012, 2013 and 2014 was significantly higher than in 2010 due in large part to the filings of 3 plaintiff law firms in Madison County, Illinois. These new lawsuits are reflected in the National Economic Research Associates, Inc. ("NERA") and Marsh USA, Inc. ("Marsh") reports. (See "Impact on Financials Statements" section below.) NERA is a consulting firm with expertise in the field of evaluating mass tort litigation related to asbestos bodily-injury claims. Marsh is a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims.

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as 1 and as many as 833 defendants. We have obtained dismissals of more than 60% of these claims. For the year ended December 31, 2014, one hundred four (104) claims were dismissed and thirteen (13) were settled. For the year ended December 31, 2013, we had one hundred fifteen (115) claims dismissed and twenty-three (23) settled. The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled. Such settlements totaled approximately $3.2 million for the year ended December 31, 2014, compared to $4.8 million for the year ended December 31, 2013. Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, we have been successful in obtaining dismissals for a majority of the claims and have settled only a limited number. Most of the settled claims were settled for nominal amounts, and the majority of such payments have been borne by our insurance carriers.  In addition, to date, we have not been required to pay any punitive damage awards.

•	Potential Liability
NERA has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we currently believe that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. (See "Impact on Financials Statements" section below for further discussion.)

•	Insurance Coverage
Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both indemnity and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of our primary, umbrella and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. We located primary policies for all such years except for the early 1960s. With respect to this period, we entered into an arrangement with ACE Property & Casualty Insurance Company in 2005, pursuant to which we and they share in asbestos liabilities allocable to such period. We have located umbrella or excess layer policies for all such years except for the period from May 18, 1961 to May 18, 1964. We believe that a policy was purchased from Continental Casualty Company covering this period based upon documents we have found, but the insurer has denied coverage. This policy has not yet been triggered.
Where appropriate, carriers were put on notice of the litigation. Marsh has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with certain industry practices, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement
To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims. The current cost sharing agreement between us and such insurance carriers is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted. This agreement, which replaced an older agreement that had expired, can be terminated by election of any party thereto after January 25, 2015. Absent any such election, the agreement will continue until a party elects to terminate it.
In 2013 and 2014, the primary layer insurance policies providing coverage for the January 1, 1965 to January 1, 1967 periods exhausted. The cost sharing agreement contemplates that any excess carrier over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess carrier providing coverage for the period set forth above is currently providing applicable insurance coverage in accordance with the allocation provisions of the cost sharing agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2014, the estimated liability and estimated insurance recovery for the ten-year period through 2024 was $56.5 million and $53.0 million, respectively. Each year we evaluate the changes in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage for that litigation and record the resulting expense or income. For the years ended December 31, 2014 and 2012, we recognized expense of $0.8 million and $2.7 million, respectively, and for the year ended December 31, 2013 we recorded income of $0.5 million.
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

As of December 31, 2014, a reserve of $0.1 million was recorded for the continuing assessments to determine the extent of any potential remediation that may be required. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found. Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to environmental remediation at this site, nor are we able to reasonably estimate any potential range of exposure at this time. As such, no reserve specific to environmental remediation activity has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for the alleged improper termination of our relationship. The sales agent/distributor seeks compensation for the terminated relationship. During 2014, a mediation process was initiated and we have determined that the low end of the range for a probable liability in this matter is approximately $0.6 million and have recorded this reserve in our consolidated statements of financial position.

In addition to the above issues, the nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject us to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business. We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 4, 2015, we had 396 shareholders of record. On the same date, the trading price of our common stock closed at $75.74 per share.

Capital Stock Market Prices

The following table sets forth the high and low prices during each quarter of the last two fiscal years on a per share basis:

	2014		2013
	High	Low	High	Low
Fourth	$82.48	$51.40	$63.00	$56.47
Third	68.34	53.69	60.97	46.90
Second	67.30	56.26	48.80	37.20
First	65.73	56.17	51.96	46.31

Dividend Policy

We did not pay any dividends on our common stock in fiscal 2014 and 2013. We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income. We are also currently restricted in our ability to pay dividends under our current, amended credit agreement (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K), in that we cannot make cash dividend payments if a default or event of default has occurred and is continuing or would result from the cash dividend payment.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)

	2014	2013	2012	2011	2010
Sales and Income From Continuing Operations

Net sales	$610,911	$537,482	$498,761	$548,341	$373,230
Income (loss) before income taxes	80,410	48,885	22,650	55,768	44,401
Net Income (loss)	52,883	37,659	69,134	44,250	38,551

Per Share Data From Continuing Operations

Basic	$2.91	$2.19	$4.21	$2.76	$2.44
Diluted	2.83	2.12	4.07	2.64	2.41
Book value	31.62	31.11	25.68	20.85	20.87

Financial Position From Continuing Operations

Current assets	$432,054	$377,707	$306,190	$264,789	$220,590
Current liabilities	120,445	90,040	84,502	78,558	65,246
Ratio of current assets to current liabilities	3.6 to 1	4.2 to 1	3.6 to 1	3.4 to 1	3.4 to 1

Cash, cash equivalents and short-term investments	$237,375	$191,884	$114,863	$79,728	$80,321
Net Working capital	311,609	287,667	221,688	186,231	155,344
Property, plant and equipment, net	150,420	146,931	149,017	148,182	118,804
Total assets	835,117	806,534	759,278	676,785	482,598
Long-term debt and lease obligation less current maturities	31,042	67,170	84,442	122,610	—
Shareholders’ equity	581,963	555,527	434,152	338,256	330,532
Long-term debt as a percentage of shareholders’ equity	5.3%	12.1%	19.4%	36.2%	—

Other Data
Depreciation and amortization from continuing operations	$26,268	$26,531	$27,130	$26,308	$15,700
Research and development expenses from continuing operations	22,878	21,646	19,311	21,530	17,754
Capital expenditures from continuing operations	28,755	16,859	23,774	21,316	12,241
Number of employees (average)	2,800	2,500	2,441	2,566	1,940
Net sales per employee	$218	$215	$204	$214	$192
Number of shares outstanding at year end	18,403,109	17,854,506	16,904,441	16,220,648	15,841,341

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

In the following discussion and analysis, we sometimes provide financial information that was not prepared in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that this non-GAAP information provides meaningful supplemental information regarding the Company's performance by excluding certain expenses that are generally non-recurring or otherwise may not be indicative of the core business operating results. In general, the Company believes that the additional non-GAAP financial information provided herein is useful to management and investors in assessing the Company's historical performance and for planning, forecasting and analyzing future periods. However, non-GAAP information has limitations as an analytical tool and should not be considered in isolation from, or solely as an alternative to, financial information prepared in accordance with GAAP. Any time we provide non-GAAP information in the following narrative we identify it as such and in close proximity provide the most directly comparable GAAP financial measure, as well as the information necessary to reconcile the two measures.

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
Business Overview
Company Background and Strategy

We are a global enterprise that provides our customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, mass transit, automotive, defense and clean energy. We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEMs) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications. As such, our business is highly dependent, although indirectly, on market demand for these end-user products. Our ability to forecast future sales growth is largely dependent on management's ability to anticipate changing market conditions and how our customers will react to these changing conditions. It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.

Strategically, our current focus is on three mega trends that have fueled growth of our Company: (1) continued growth of the internet and the variety of ways in which it can be accessed, (2) expansion of mass transit, and (3) further investment in clean technology. These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years. We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets. We will continue to focus on business opportunities and invest in expansion around the globe. Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selective markets. To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.
2014 Executive Summary
In 2014, Rogers saw strong demand in our megatrend markets: internet connectivity, mass transit and clean technology. More than 60% of our sales are in these categories, reinforcing our belief that we are focused on the right markets that have strong, sustainable global demand. Rogers' core management team is seeing the results of all the work that has gone into realigning the Corporation both internally and externally to better service our customers and markets. We are continuing to work to improve the Corporation and have launched significant projects targeted at improving our infrastructure, particularly our information systems and manufacturing planning capabilities. We are also looking for new ways to grow, both organically through a combination of new product launches, new market applications, and geographic expansion, as well as externally through targeted acquisitions and technology initiatives. We believe that the recent actions taken to transform Rogers will provide a solid base for us to achieve our strategic goals and to increase value for our shareholders.
From a results perspective, we achieved net sales of $610.9 million in 2014, an increase of 13.7% from $537.5 million in 2013. This increase in 2014 was driven across all of our core businesses with net sales growth in the Printed Circuit Materials (PCM) operating segment of 30.2% from $184.9 million in 2013 to $240.9 million in 2014, net sales in the Power Electronics Solutions (PES) operating segment increasing 6.9% from $160.7 million in 2013 to $171.8 million in 2014, and net sales in High Performance Foams (HPF) increasing 3.3% from $168.1 million in 2013 to $173.7 million in 2014. At PCM, these increases were driven by growth in global telecommunications infrastructure capacity in wireless (3G & 4G) base stations and antenna systems, as well as other new application areas such as automotive safety radar systems. At PES, these increases were driven by increases in energy efficient motor drives, mass transit and vehicle electrification (x-by-wire) applications. At HPF, the increases were the result of general industrial, consumer comfort and impact protection, mass transit, and hybrid electric vehicles. Demand into the portable electronics (mobile internet devices and feature phones) applications was down and we expect continued challenges in this market as we move forward.
From an operating results perspective, we achieved $80.4 million in operating income during 2014, a 63.2% improvement over the $49.3 million achieved in 2013. Operating results in 2014 and 2013 included approximately $7.7 million and $12.6 million of special charges, respectively. The 2014 special charges relate to the early payment of certain long term pension obligations, acquisition costs and impairment of our investment in Solicore. The 2013 special charges related to the impairment of an investment in Solicore (see Footnote 8 - Investment) and severance related charges. Excluding these charges, non-GAAP operating income improved as a percentage of sales by 290 basis points from 11.5% in 2013 to 14.4% in 2014. We also experienced strong improvement in gross margin, which increased from 34.9% in 2013 to 38.3% in 2014. This improvement was primarily the result of increased operating leverage on the incremental sales volume enhanced by improved operating efficiencies across our operating segments.
Offsetting some of these favorable results was a 17.7% increase in selling and administrative expenses from $106.4 million in 2013 to $125.2 million in 2014. The drivers for this increase were incremental incentive and equity compensation costs, incremental expenditures in certain key strategic areas, severance costs and other cost increases. See "Results of Operations" below for further discussion.
Going forward, we expect to experience continued sales growth in Rogers' applications for telecommunications, automotive safety systems, rail traction, hybrid all-electric vehicles (EV/HEV), energy efficient motor controls, automotive electrification and protective cushioning. We also believe that many opportunities for growth exist, particularly as we expand our presence across new markets and regions, as well as further diversify our product portfolio in the markets we serve today.

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Gross margins	38.3%	34.9%	31.8%

Selling and administrative expenses	20.5%	19.8%	20.0%
Research and development expenses	3.7%	4.0%	3.9%
Restructuring and impairment charges	0.9%	1.9%	2.8%
Operating income (loss)	13.2%	9.2%	5.1%

Equity income in unconsolidated joint ventures	0.7%	0.8%	1.0%
Other income (expense), net	(0.2)%	(0.2)%	—
Realized investment gain (loss)	—	—	(0.7)%
Interest income (expense), net	(0.5)%	(0.6)%	(0.9)%
Income (loss) from continuing operations before income taxes	13.2%	9.1%	4.5%

Income tax expense (benefit)	4.5%	2.1%	(9.3)%

Income (loss) from continuing operations	8.6%	6.9%	13.8%

2014 vs. 2013

Net Sales

Net sales in 2014 were $610.9 million, a 13.7% increase from $537.5 million in 2013. The increase in net sales in 2014 is attributable to volume increases in all of our operating segments. Net sales in the Printed Circuit Materials (PCM) operating segment experienced a 30.2% increase from $184.9 million in 2013 to $240.9 million in 2014, the Power Electronics Solutions (PES) operating segment achieved a 6.9% increase from $160.7 million in 2013 to $171.8 million in 2014, and the High Performance Foams (HPF) operating segment increased 3.3% from $168.1 million in 2013 to $173.7 million in 2014. See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin

Gross margin increased by approximately 340 basis points from 34.9% in 2013 to 38.3% in 2014. Our 2013 results included approximately $0.9 million or 20 basis points of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. The primary driver of the improvement in gross margin was the increased sales volume achieved during 2014, which contributed approximately 180 basis points to the improvement. The remaining net improvement of 140 basis points was attributable primarily to our ability to leverage our existing asset base through production efficiencies to absorb the increased sales volume. In addition, we continue to implement improvements in supply chain, product quality and procurement, which also favorably impacted margin performance.

Selling and Administrative Expenses

Selling and administrative (S&A) expenses were $125.2 million in 2014, an increase of 17.7% from $106.4 million in 2013. Our 2014 results included approximately $2.3 million of acquisition costs. Our 2013 results included approximately $1.3 million of special charges comprised of $0.6 million in costs related to the move of certain manufacturing operations from the Power Electronic Solutions manufacturing facility is Eschenbach, Germany to a lower cost facility in Hungary and $0.7 million of other severance related charges. Excluding these charges, non-GAAP selling and administrative expense increased $17.8 million. As a percentage of sales, non-GAAP selling and administrative expenses increased by 60 basis points from 19.5% in 2013 to 20.1% in 2014. The overall increase in non-GAAP expenses is due to a variety of factors, including $7.7 million of incremental incentive and equity compensation costs, $10.1 million for incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting, as well as costs related to merit increases. Also contributing to the increased costs in 2014 were charges related to the CFO transition of $0.8 million, severance of $2.8 million, $1.3 million of incremental asbestos related liabilities and other cost increases of $2.1 million. These increases were offset by approximately $7.0 million in expense reductions related primarily to changes in our defined benefit pension plans initiated in 2013. Management is pursuing pension risk mitigation strategies which would decrease the financial volatility of the plan; however, it could also result in less expense savings in the future as the investment mix is shifted more heavily to fixed income securities from equity securities.

Research and Development Expenses

Research and development (R&D) expenses were $22.9 million in 2014, an increase of 6.0%, from $21.6 million in 2013. As a percentage of sales, R&D costs decreased from 4.0% in 2013 to 3.7% in 2014. The lower rate is due primarily to the significant increase in net sales. From a gross spending perspective, in the past year we have made concerted efforts to realign our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs. We also are increasing investments that are targeted at developing new platforms and technologies focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts. This partnership has resulted in the creation of the Rogers Innovation Center on its Burlington, Massachusetts campus. As a result, we expect to increase R&D expenditures as the Rogers Innovation Center ramps up, as our long term goal is to reinvest approximately 6% of net sales back into R&D activities.

Restructuring and Impairment Charges

Restructuring and impairment charges were $5.4 million in 2014 as compared to $10.4 million in 2013. In 2014, these charges were comprised primarily of the following: (i) $5.2 million related to the settlement of certain long term pension obligations and (ii) $ 0.2 million related to an impairment charge on an investment in Solicore, Inc. In 2013, these charges were comprised primarily of the following: (i) $4.6 million related to the impairment charge on the investment in Solicore, Inc., (ii) $4.2 million of severance and related charges as a result of additional streamlining initiatives as well as changes to the executive management team, and (iii) a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was $4.1 million in 2014, a decrease of 4.7% from $4.3 million in 2013. The decline was primarily due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 8.6% year over year.

Other Income (Expense), Net

Other income (expense), net was expense of $1.2 million in 2014 and 2013. Although the ending balance was the same year over year, there were changes in the activity. Our 2014 results included unfavorable commodity hedging transactions offset by lower commission payments to the joint ventures. Our 2013 results included approximately $0.7 million of unfavorable mark to market adjustments related to copper hedging contracts and approximately $0.3 million related to unfavorable foreign currency transaction adjustments.

Interest Income (Expense), Net

Interest income (expense), net, declined by 17.1% to $2.9 million of expense in 2014 from $3.5 million of expense in 2013. The decline is due primarily to lower interest expense on our debt facility, as we have paid down principal from $98.0 million at the beginning of 2013 to $60.0 million at the end of 2014.

Income Tax Expense (Benefit)
Our effective tax rate was 34.2% in 2014 and 23.0% in 2013. In 2014, our tax rate was adversely impacted by distribution of current year earnings from one of our foreign subsidiaries as well as acquisition costs. In both 2014 and 2013, our tax rate was favorably impacted by the tax benefit associated with the lapse of statute in accordance with applicable accounting guidance and foreign source income subject to tax at lower rates than income generated in the U.S. In 2013, the rate was favorably impacted by the tax benefit related to the lapse of statute in accordance with applicable accounting guidance, and foreign source income subject to tax at lower rates than income generated in the U.S.
We currently have a $0.7 million net operating loss in one of our Chinese entities that will expire in 2018. We have a $0.1 million net operating loss carryforward in Japan, which will expire in 2023. We also have state net operating loss carryforwards ranging from $0.1 million to $16.2 million in various state taxing jurisdictions, which will begin to expire in 2015. We have approximately

$7.0 million of credit carryforwards in Arizona, which will expire in 2015. We believe that it is more likely than not that the benefit from the China and state net operating loss carryforwards as well as our state credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.7 million relating to these carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2014, will be accounted for as follows: approximately $6.8 million will be recognized as a reduction of income tax expense and $0.9 million will be recorded as an increase in equity.
Backlog

The backlog of firm orders was $80.2 million at December 31, 2014, as compared to $50.5 million at December 31, 2013. The increase at the end of 2014 was primarily related to the Power Electronics Solutions and Printed Circuit Materials operating segments, which experienced an increase in backlog of $8.3 million and $18.9 million, respectively, at December 31, 2014 as compared to December 31, 2013.

2013 vs. 2012

Net Sales

Net sales in 2013 were $537.5 million, a 7.8% increase from $498.8 million of sales in 2012. The increase in net sales in 2013 was primarily related to the significantly improved performance of the Power Electronics Solutions operating segment, which experienced a 19.7% increase in net sales from $134.3 million in 2012 to $160.7 million in 2013, and the Printed Circuit Materials operating segment, which achieved a 14.2% increase in net sales from $161.9 million in 2012 to $184.9 million in 2013. These increases were partially offset by a 6.3% decline in net sales in the High Performance Foams operating segment from $179.4 million in 2012 to $168.1 million in 2013. See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin

Gross margin increased by approximately 310 basis points from 31.8% in 2012 to 34.9% in 2013. Our 2013 results included approximately $0.9 million or 20 basis points of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. The primary driver of the improvement in gross margin was the increased sales volume achieved during 2013, which contributed approximately 70 basis points to the improvement, as well as the impact from streamlining activities, which contributed an additional 20 basis point improvement to our overall results. The remaining net improvement of 240 basis points is attributable primarily to efficiencies in the production process that enabled us to absorb lower cost, incremental manufacturing capacity through our existing manufacturing base while continuing to implement improvements in supply chain, product quality and procurement.

Selling and Administrative Expenses

Selling and administrative (S&A) expenses were $106.4 million in 2013, an increase of 6.7% from $99.7 million in 2012. 2013 results included approximately $1.3 million of special charges comprised of $0.6 million in costs related to the move of certain manufacturing operations from the Power Electronic Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary and $0.7 million of other severance related charges. Our 2012 results included approximately $5.8 million of special charges comprised primarily of a $2.9 million charge taken as a result of increasing the forecast period on asbestos related liabilities from 5 to 10 years during the fourth quarter of 2012, as well as a $2.0 million charge related to the settlement of a pension obligation with the former Chief Executive Officer of the Company. Excluding these charges, selling and administrative expense increased from $93.8 million in 2012 to $105.0 million in 2013. As a percentage of sales, excluding special charges, non-GAAP selling and administrative expenses increased from 18.8% in 2012 to 19.5% in 2013. The overall increase in expenses is due to a variety of factors, including $9.3 million of incentive and equity compensation costs, as there was no incentive compensation during 2012 due to the decline in results as compared to 2011, and $1.6 million of higher amortization expense related to Curamik intangible assets as the amortization expense is based on the expected future cash flows related to the respective assets, which results in some year to year volatility. These increases were partially offset by cost savings of approximately $5.7 million primarily related to changes in the defined benefit pension plans and the streamlining initiatives initiated in 2012 and 2013. The remaining net increase is primarily attributable to incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting - expenditures all targeted at better positioning the Company for future growth.

Research and Development Expenses

Research and development (R&D) expenses were $21.6 million in 2013, an increase of 12.1% from $19.3 million in 2012. As a percentage of sales, R&D expenses were 4.0% in 2013 and 3.9% in 2012. The increase in R&D expenditures is consistent with our long term strategic plan of investing up to 6% of net sales back into R&D activities. In the past year, we have made concerted efforts to begin realigning our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to build our short term technology needs, as well as increasing investments directed at developing new platforms and technologies that are focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts to create the Rogers Innovation Center on their campus.

Restructuring and Impairment Charges

Restructuring and impairment charges were $10.4 million in 2013 as compared to $14.1 million in 2012. In 2013, these charges were comprised primarily of the following: (i) $4.6 million related to the impairment charge on the investment in Solicore, Inc., (ii) $4.2 million of severance and related charges as a result of additional streamlining initiatives as well as changes to the executive management team, and (iii) a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans. In 2012, these charges were comprised primarily of the following: (i) $7.1 million in severance related charges resulting from streamlining initiatives that took place throughout the year, including the early retirement program implemented in the first quarter of 2012; (ii) approximately $2.3 million related to the shut-down of the Bremen manufacturing facility in Germany and relocation of certain production to the manufacturing facility in Carol Stream, Illinois; and (iii) $3.8 million in severance related charges resulting from actions taken to move the final inspection operations of Curamik from Germany to Hungary.

Equity Income in Unconsolidated Joint Ventures

Equity income in unconsolidated joint ventures was $4.3 million in 2013, a decrease of 8.8% from $4.7 million in 2012. The decline was primarily due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 22.2% year over year, as well as the generally softer demand across most of the joint venture end markets.

Other Income (Expense), Net

Other income (expense), net was expense of $1.2 million in 2013 as compared to expense of $0.2 million in 2012. Our 2013 results included approximately $0.7 million of unfavorable mark to market adjustments related to copper hedging contracts and approximately $0.3 million related to unfavorable foreign currency transaction adjustments. Our 2012 results included approximately $1.0 million of unfavorable foreign currency transaction adjustments, more than offset by a $1.7 million gain from the sale of certain assets at the Arizona and Bremen, Germany manufacturing facilities.

Realized Gain (Loss)

Realized investment gain (loss) represents the portion of the auction rate securities impairment that relates to credit losses and is required to be recorded in the consolidated statements of income (loss). There was no loss recognized in 2013 and a loss of $3.2 million recognized in 2012. The 2012 loss was a result of the liquidation of the full auction rate securities portfolio, which resulted in net cash proceeds of approximately $25.4 million.

Interest Income (Expense), Net

Interest income (expense), net was expense of $3.5 million in 2013 as compared to expense of $4.3 million in 2012. This expense relates to the interest expense on our long-term debt, as well as the interest expense on the long term obligation related to the leased Power Electronic Solutions manufacturing facility in Eschenbach, Germany. The overall decline in the expense was driven by the decline in long term debt during 2013 as we paid down the facilities by $20.5 million from $98.0 million at December 31, 2012 to $77.5 million at December 31, 2013.
Income Tax Expense (Benefit)
Our effective tax rate was 23.0% in 2013 and (205.2)% in 2012. In both 2013 and 2012, our tax rate was favorably impacted by the tax benefit associated with certain discrete rate items recorded during each year and also benefited from favorable tax rates on certain foreign business activity. In 2013, the rate was primarily impacted by the following items: (i) 5.3% benefit related to the lapse of statute in accordance with applicable accounting guidance; and (ii) 6.8% benefit related to foreign source income which is taxed at lower rates than income generated in the U.S. In 2012, the rate was primarily impacted by the following items: (i) 232.5% benefit related to the reversal of the valuation allowance on the U.S. deferred tax assets; and (ii) 16.1% benefit related to foreign source income which is taxed at lower rates than income generated in the U.S.

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

We had a $1.0 million net operating loss as of December 31, 2013 in one of our Chinese entities that will begin to expire in 2017. We believe that we will generate sufficient taxable income in China such that this carryforward should be fully realized.

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

Segment Sales and Operations
Core Strategic
Printed Circuit Materials

(Dollars in millions)
	2014	2013	2012
Net sales	$240.9	$184.9	$161.9
Operating income (loss)	43.7	18.8	8.2
The Printed Circuit Materials (PCM) operating segment is comprised of high frequency circuit material products used for making circuitry that receive, process and transmit high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
2014 vs. 2013 - Net sales in 2014 were $240.9 million, an increase of 30.2% from $184.9 million in 2013. The increase in net sales was due primarily to a 52.9% increase in orders for high frequency circuit materials to support wireless base station and antenna applications in connection with the global 4G/LTE infrastructure build-out, particularly in China. Further, demand in automotive safety radar applications for Advanced Driver Assistance Systems increased by 37.7% year over year as auto manufacturers continue to adopt this safety feature into their designs. These increases were partially offset by a 15.9% decline in net sales for certain applications in handheld devices for improved internet connectivity.
Operating income improved by 132.4% from $18.8 million in 2013 to $43.7 million in 2014. As a percentage of net sales, operating income for 2014 was 18.1%, an increase from 10.2% in 2013. 2014 operating income includes approximately $2.9 million of special charges comprised of $1.9 million from the early payment of certain long term pension obligations, $0.9 million related to acquisition costs and $0.1 million related to the impairment of the Solicore investment. Our 2013 operating income included approximately $2.8 million of special charges comprised primarily of $1.0 million in severance charges and $1.6 million allocation related to the impairment of the Solicore investment. Excluding these charges, non-GAAP operating income increased by 115.7% from $21.6 million in 2013 to $46.6 million in 2014. As a percentage of sales, excluding the 2014 and 2013 special charges, 2014 operating income was 19.3%, a 760 basis point improvement as compared to the 11.7% achieved in 2013. This increase is due primarily to the increase in net sales as we were able to achieve this growth by utilizing our existing manufacturing capacity. Results were also favorably impacted by the continuous efforts targeted at manufacturing efficiency improvements. This increase was partially offset by $6.9 million of higher allocated selling and administrative expenses in 2014 compared to 2013. See the "Results of Operations" section above for a discussion of these costs.

2013 vs. 2012 - Net sales in 2013 were $184.9 million, an increase of 14.2% from $161.9 million in 2012. The increase in net sales was due primarily to strong demand for PCM materials in handheld devices for improved internet connectivity, which experienced a 176.9% increase in 2013 as compared to 2012, as manufacturers expanded the use of our materials in their devices in areas such as antennas. Demand in automotive radar applications for Advanced Driver Assistance Systems (ADAS) increased by 74.8% year over year as auto manufacturers continued to adopt this safety feature into their designs. We also experienced a 9.9% year over year increase in net sales for power amplifiers in the base station market driven by the continued global roll-out of 4G-LTE, particularly in China.
Operating income improved to $18.8 million in 2013 as compared to $8.2 million in 2012. Our 2013 operating income included approximately $2.8 million of special charges comprised primarily of $1.0 million in severance charges and $1.6 million allocation related to the impairment of the Solicore investment. Our 2012 operating income included approximately $2.3 million of net special charges comprised primarily of $2.9 million in severance charges incurred as part of our overall streamlining initiatives, $0.6 million in charges related to pension settlement accounting (as further described in the "Selling and Administrative Expenses" section above), $0.9 million of allocated asbestos charges (as further described in in the "Selling and Administrative Expenses" section above) and $0.5 million of other special charges; partially offset by a one-time benefit of $2.1 million related to inventory valuation adjustments and $0.5 million related to an insurance reimbursement of a previously settled product liability claim. Excluding these special charges, operating income improved from $10.4 million in 2012 to $21.6 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 11.7%, a 520 basis point improvement as compared to the 6.5% achieved in 2012. This significant improvement was driven by the strong volume increases achieved in this operating segment, as well as the overall improvement in operating leverage driven by the streamlining initiatives that began in 2012.
High Performance Foams

(Dollars in millions)
	2014	2013	2012
Net sales	$173.7	$168.1	$179.4
Operating income (loss)	23.1	22.3	25.7
The High Performance Foams (HPF) operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications such as general industrial, portable electronics, consumer and transportation markets for gasketing, sealing, and cushioning applications.
2014 vs. 2013 - Net sales increased by 3.3% from $168.1 million in 2013 to $173.7 million in 2014. This increase in net sales was driven primarily due to higher demand in general industrial (5.5%), battery applications for hybrid electric vehicles (67.4%), consumer comfort and impact protection (13.4%), and mass transit (12.3%). High Performance Foams demand into the portable electronics (mobile internet devices and feature phones) applications was down 9.2% year over year and we expect continued challenges in this market as we move forward.
Operating income increased by 3.6% from $22.3 million in 2013 to $23.1 million in 2014. As a percentage of net sales, operating income for both 2014 and 2013 was 13.3%. Our 2014 operating income includes approximately $2.0 million of special charges comprised of $1.3 million for the early payment of certain long term pension obligations and $0.6 million of acquisition costs. Our 2013 results included approximately $3.3 million of special charges comprised primarily of $1.5 million in severance charges and a $1.6 million allocation related to the impairment of the Solicore investment. Excluding these items, non-GAAP operating income declined by 2.3% from $25.7 million in 2013 to $25.1 million in 2014. As a percentage of net sales, excluding the 2014 and 2013 special charges, 2014 operating income was 14.4%, a 80 basis point decline as compared to the 15.2% achieved in 2013. This decline is primarily attributable to the increase of $4.7 million in allocated selling and administrative expenses incurred during 2014 and was partially offset by increased operating profit due to increased net sales. See the "Results of Operations" section above for a discussion of these costs.
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
Operating income declined by 13.2% from $25.7 million in 2012 to $22.3 million in 2013. Our 2013 results included approximately $3.3 million of special charges comprised primarily of $1.5 million in severance charges and a $1.6 million allocation related to the impairment of the Solicore investment. Our 2012 results included approximately $7.8 million of special charges, including $3.2 million related to the shutdown of the silicone foams manufacturing facility in Bremen, Germany, $2.2 million of net severance related charges as a result of our streamlining initiatives, $0.7 million in allocated pension settlement charges (as further described in the "Selling and Administrative Expenses" section above) and $1.0 million of allocated asbestos charges (as further described in the "Selling and Administrative Expenses" section above). Excluding these special charges, operating income decreased by approximately 23.4% from $33.5 million in 2012 to $25.7 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 15.2%, a 350 basis point decline as compared to the 18.7% achieved in 2012. This decline was primarily attributable to the lower sales volumes in the mobile internet device market, partially offset by improved operating leverage as a result of the streamlining initiatives that began in 2012.
Power Electronics Solutions

(Dollars in millions)
	2014	2013	2012
Net sales	$171.8	$160.7	$134.3
Operating income (loss)	5.4	1.1	(12.1)
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
2014 vs. 2013 - Net sales increased by 6.9% from $160.7 million in 2013 to $171.8 million in 2014. This increase in net sales was led by an increase in demand in mass transit (14.9%), energy efficient motor control applications (16.2%) and vehicle electrification (x-by-wire) applications (26.8%). These increases more than offset weaker demand in laser diode (15.1%) and certain renewable energy applications (8.2%).
Operating income increased by 390.9% from $1.1 million in 2013 to $5.4 million in 2014. As a percentage of net sales, operating income in 2014 was 3.1%, an increase from 0.7% in 2013. Our 2014 operating income includes approximately $2.8 million of special charges comprised of $1.9 million of the early payment of certain long term pension obligations and $0.9 million of acquisition costs. Our 2013 results included approximately $6.1 million of special charges comprised primarily of $3.8 million of severance related charges, a $1.2 million allocation related to the impairment of the Solicore investment, and $1.1 million related to the start-up of inspecting operations in Hungary. Excluding these items, non-GAAP operating income improved by 13.9% from $7.2 million in 2013 to $8.2 million in 2014. This improvement was the result of sales volume increases achieved in this operating segment and manufacturing efficiency improvements, partially offset by an increase of $7.6 million of higher allocated selling and administrative expenses incurred in 2014. See the "Results of Operations" section above for a discussion of these costs.
2013 vs. 2012 - Net sales increased by 19.7% from $134.3 million in 2012 to $160.7 million in 2013. This significant recovery in net sales was driven primarily by a 28.4% increase in net sales into clean technology applications with strength across a number of markets, including hybrid and electric vehicles (89.9% increase), solar and wind applications (38.9% increase), and industrial motor drives (9.6% increase). Our 2013 results highlighted the recovery we had been anticipating in this operating segment since the significant downturns experienced in 2012.
Operating results improved from an operating loss of $12.1 million in 2012 to operating income of $1.1 million in 2013. Our 2013 results included approximately $6.1 million of special charges comprised primarily of $3.8 million of severance related charges, a $1.2 million allocation related to the impairment of the Solicore investment, and $1.1 million related to the start-up of inspecting operations in Hungary. Our 2012 results included approximately $9.2 million of special charges consisting primarily of $6.0 million of severance and related compensation charges, $0.8 million of allocated asbestos costs, and $0.7 million of charges related to the shutdown of manufacturing operations in North America. Excluding these charges, PES operating results improved from a loss of $2.8 million in 2012 to income of $7.2 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 4.4%, a 650 basis point improvement as compared to the (2.1)% operating loss in 2012. These improvements were driven by the significant volume increases achieved in this operating segment, as well as the overall improvement in operating leverage driven by the streamlining initiatives that began in 2012.
Other

(Dollars in millions)
	2014	2013	2012
Net sales	$24.5	$23.7	$23.2
Operating income (loss)	8.2	7.1	3.8
Our Other reportable segment consists of our elastomer rollers and float products, as well as the inverter distribution business.

2014 vs 2013 - Net sales increased by 3.5% from $23.7 million in 2013 to $24.5 million in 2014. The increase in net sales was due primarily to stronger demand for elastomer rollers and floats products, which increased 3.5% year over year. There was also stronger demand for inverters, which increased 3.0% year over year.
Operating results improved by 15.5% from $7.1 million in operating profit in 2013 to $8.2 million in operating profit in 2014. Our 2013 results included approximately $0.4 million of special charges related primarily to this segment's allocated portion of the Solicore impairment charge and severance charges. The overall improvement in operating results in this segment was attributable primarily to the increase in volume and improved operational efficiencies.
2013 vs 2012 - Net sales increased by 2.4% from $23.2 million in 2012 to $23.7 million in 2013. The increase in net sales was due primarily to a 6.7% increase in net sales of elastomer component and float products, partially offset by a 25.7% decline in net sales of inverter products from our legacy Durel business.
Operating results improved by 86.6% from $3.8 million in operating profit in 2012 to $7.1 million in operating profit in 2013. Our 2013 results included approximately $0.4 million of special charges related primarily to this segment's allocated portion of the Solicore impairment charge and severance charges. 2012 results included approximately $0.5 million of special charges related primarily to allocated severance and pension settlement related costs. Excluding these special charges, operating income improved from $4.3 million in 2012 to $7.4 million in 2013. As a percentage of sales, excluding special charges, 2013 operating income was 31.4%, a 1,300 basis point improvement as compared to the 18.4% achieved in 2012. This significant improvement was driven by the overall improvement in operating leverage driven by the streamlining initiatives that began in 2012.

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 29 years ago and manufactures high performance PORON urethane foam materials in Japan. RIC's 2014 net sales declined by approximately 17.7% as compared to 2013. Approximately 8.6 percentage points of this decline relates to the depreciation of the Japanese Yen against the U.S. dollar as the currency value significantly changed during the period. Excluding the impact of the currency change, net sales declined by approximately 1.8% year over year primarily due to the continued weakness in the Japanese domestic and export markets, particularly LCD TV's, domestic mobile phones and general industrial applications. Sales decreased by 21.5% from 2012 to 2013. Approximately 17.2 percentage points of this decline relates to the depreciation of the Japanese Yen against the U.S. dollar as the currency value significantly changed during the period. Excluding the impact of the currency change, net sales declined by approximately 4.4% year over year primarily due to the continued weakness in the Japanese domestic and export markets, particularly LCD TV's, domestic mobile phones and general industrial applications.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON urethane foam materials in China, began operations in 2004. Net sales increased by approximately 2.3% from 2013 to 2014 and decreased approximately 10.4% from 2012 to 2013. The increase from 2013 to 2014 was primarily related small market gains in mobile internet devices. The decline from 2012 to 2013 was primarily related to design changes in the mobile internet device market that negatively impacted volumes.

Discontinued Operations
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment. We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process. Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in 2014 or 2013. In 2012 operating income of $0.1 million was reflected as discontinued operations in the accompanying consolidated statements of income (loss). Net sales associated with the discontinued operations for 2012 were $0.1 million. The tax related to the discontinued operations was de minimis for 2013 and 2012.
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million in 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. In 2013, operating income of $0.1 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statements of income (loss), net sales were $0.2 million, and tax related to the discontinued operation was $0.1 million. In 2012 an operating loss of $0.3 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statements of income (loss). The tax related to the discontinued operations was $0.1 million in 2012.

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

Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. We believe our existing sources of liquidity and cash flows expected to be generated from operations, together with available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months and, we believe, well into the foreseeable future. We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement (as defined in the Credit Facilities section which follows), as evidenced by our purchase of Arlon, LLC in the first quarter of 2015, for which we drew down our line of credit for approximately $125.0 million. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both near-term operating needs and long-term strategic initiatives.

(Dollars in thousands)
Key Balance Sheet Accounts:	December 31, 2014	December 31, 2013
Cash and cash equivalents	$237,375	$191,884
Accounts receivable, net	94,876	85,126
Inventories	68,628	66,889
Outstanding borrowings on credit facilities (short term and long term)	60,000	77,500

(Dollars in thousands)
Key Cash Flow Measures:	December 31, 2014	December 31, 2013
Cash provided by (used in) operating activities of continuing operations	$85,207	$77,167
Cash provided by (used in) investing activities of continuing operations	(28,520)	(16,979)
Cash provided by (used in) financing activities of continuing operations	1,867	10,657
At December 31, 2014, cash and cash equivalents were $237.4 million as compared to $191.9 million at the end of 2013, an increase of $45.5 million, or approximately 23.7%. This increase was due primarily to strong cash generated from operations, in addition to $20.5 million received from stock option exercises and $3.8 million received in dividends from our unconsolidated joint ventures. These increases in cash were partially offset by cash outlays of $13.0 million in contributions to our defined benefit pension plan, $17.5 million of payments on our debt facility, and $28.8 million in capital expenditures.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
U.S.	$96,721	$40,058	$26,813
Europe	71,802	93,764	47,918
Asia	68,852	58,062	40,132
Total cash and cash equivalents	$237,375	$191,884	$114,863

Cash held in certain foreign locations could be subject to additional taxes if we were to repatriate such amounts back to the U.S. Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.

Net working capital was $311.6 million, $287.7 million and $221.7 million in 2014, 2013 and 2012, respectively.

Significant changes in our balance sheet accounts from December 31, 2013 to December 31, 2014 were as follows:

◦
Goodwill decreased $10.5 million or 9.7% from $108.7 million at December 31, 2013 to $98.2 million at December 31, 2014. This decrease is primarily due to the decline in the value of the Euro currency against the United States dollar in the year 2014. There have been no impairments of goodwill during the year ended December 31, 2014.

◦
Other intangible assets decreased $10.9 million or 22.2% from $49.2 million at December 31, 2013 to $38.3 million at December 31, 2014. This decrease is primarily due to the decline in the value of the Euro currency against the United States dollar in the year 2014, coupled with the amortization of intangible assets. There have been no impairments of Other intangible assets during the year ended December 31, 2014.

◦	Overall, our debt position declined by $17.5 million from $77.5 million at December 31, 2013 to $60.0 million at December 31, 2014 due to payments made on the facilities during 2014.

During 2014, $28.5 million of net cash was used for investing activities as compared to $17.0 million of net cash provided by investing activities in 2013 and $1.4 million of net cash used in investing activities in 2012. The investing activities in 2012 included liquidating our auction rate security portfolio which resulted in net proceeds of approximately $25.4 million. Capital expenditures were $28.8 million, $16.9 million and $23.8 million in 2014, 2013 and 2012, respectively.
Net cash provided by financing activities was $1.9 million in 2014, $10.7 million provided by financing activities in 2013 and net cash used in financing activities was $8.5 million in 2012.
Credit Facilities
On July 13, 2011, we entered into an amended and restated $265.0 million secured five year credit agreement, which we amended in March 2012. This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A., as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents. The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.
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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted London Interbank Offered Rate (“LIBOR”) plus 100 basis points.  Euro-currency loans bear interest based on the adjusted LIBOR plus a spread of 175 - 250 basis points, depending on our leverage ratio. Our current borrowings are Euro-currency based.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) on the unused amount of the lenders’ commitments under the Amended Credit Agreement.

In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement. The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016. The future principal payments under the Amended Credit Agreement are as follows:

2014	$17.5	million
2015	$35.0	million
2016	$25.0	million

The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc., subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions. Further, we are required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0 and (ii) a minimum fixed charge coverage ratio (FCCR).
The FCCR requirements are detailed in the table below:

Period	Ratio
March 31, 2013 to December 31, 2013	1.50 : 1.00
March 31, 2014 and thereafter	1.75 : 1.00

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

Fixed Charge metrics are detailed in the table below:

Periods	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Covenant Limit (minimum)	1.50	1.75	1.75	1.75	1.75
Actual FCCR	2.39	2.69	2.65	2.70	2.58
As of December 31, 2014, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 0.55 on the leverage ratio and 2.58 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the Amended Credit Agreement. Also, in connection with the Amended Credit Agreement, we capitalized an additional $0.1 million of debt issuance costs in 2012. These costs are being amortized over the life of the Amended Credit Agreement, which will terminate in June 2016.
We incurred amortization expense of $0.5 million for each of the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, we have approximately $0.8 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit of $145.0 million to fund the acquisition of Curamik. During 2014 and 2013, we made principal payments of $17.5 million and $20.5 million, respectively, on the outstanding debt. The 2013 payments included an $8.0 million payment on the revolving credit line, which paid the remaining balance of the revolving credit line.
We are obligated to repay $35.0 million on the term loan obligation in 2015. As of December 31, 2014, the outstanding debt related to the Amended Credit Agreement consisted of $60.0 million of term loan debt. We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, with any balance due and payable at the agreement's expiration.

In addition, as of December 31, 2014, we had a $1.4 million standby letter of credit (LOC) that was backed by the Amended Credit Agreement. No amounts were owed on the standby LOC as of December 31, 2014 or December 31, 2013.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buy out the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buy out the lease at June 30, 2013. The swap is in a liability position with the bank at December 31, 2014, and has a fair value of $0.4 million. We have concluded that default by the lessor is not probable during the term of the swap; therefore, we believe the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of December 31, 2014 and 2013 was $6.8 million and $8.0 million, respectively. Depreciation expense related to the capital lease was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accumulated depreciation as of December 31, 2014 and 2013 was $1.6 million and $1.2 million, respectively.
These expenses were included as depreciation expense within Cost of Sales on our consolidated statements of income (loss). Interest expense related to the debt recorded on the capital lease was included in interest expense on the consolidated statements of income (loss). See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $1.8 million, $2.2 million and $2.9 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. We incurred an unused commitment fee of approximately $0.4 million, for the years ended December 31, 2014, 2013 and 2012. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013. At December 31, 2014, our outstanding debt balance is only made up of the term loan debt which is $60.0 million. At December 31, 2014, the rate charged on this debt is the one month LIBOR of 0.1875% plus a spread of 1.75%.
We also incurred interest expense on the capital lease of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash paid for interest was $2.5 million, $3.1 million and $4.0 million for 2014, 2013 and 2012, respectively.
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

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2014:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$6,080	$2,329	$2,743	$935	$73
Capital lease	4,827	743	1,485	1,485	1,114
Interest payments on capital lease	2,529	451	839	747	492
Inventory purchase obligation	1,478	1,478	—	—	—
Capital commitments	9,106	9,106	—	—	—
Outstanding borrowings on credit facilities	60,000	35,000	25,000	—	—
Interest payments on outstanding borrowings (1)	2,258	1,778	480	—	—
Total	$86,278	$50,885	$30,547	$3,167	$1,679

(1)
Estimated future interest payments are based on (1) rates that range from 0.16% to 1.51%, which take into consideration projected forward 1 Month LIBOR, (2) a leverage-based spread and (3) the related impact of the interest rate swap.

Pension benefit payments, which amount to $187.9 million, are expected to be paid through the utilization of pension plan assets; retiree health and life insurance benefits, which amount to $9.8 million, are expected to be paid from operating cash flows.
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

Revenue Recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title and risk of ownership have passed, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. We recognize revenue based upon a determination that all criteria for revenue recognition have been met, which, based on the majority of our shipping terms, is considered to have occurred upon shipment of the finished product. Some shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, revenue is not recognized until either the customer has received the goods or they have passed through customs, depending on the circumstances. As appropriate, we record estimated reductions to revenue for customer returns and allowances and warranty claims. Provisions for such allowances are made at the time of sale and are typically derived from historical trends and other relevant information.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable. The allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectability of receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances when we are made aware of a specific customer's inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the criteria previously mentioned. The remainder of the reserve takes into consideration historical trends, market conditions and the composition of our customer base. The risk with this estimate is associated with failure to become aware of potential collectability issues related to specific accounts and thereby becoming exposed to potential unreserved losses. Historically, our estimates and assumptions around the allowance have been reasonably accurate and we have processes and controls in place to closely monitor customers and potential credit issues. Additionally, we have credit insurance on certain accounts that mitigates some of the risk of loss. Over the past three years, our allowance as a percentage of total receivables has ranged from 1.9% to 2.2%. A 50 basis point increase in our current year allowance to would increase our reserve by approximately $0.4 million.

Inventory Valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We also maintain a reserve for excess, obsolete and slow-moving inventory that is primarily developed by utilizing both specific product identification and historical product demand as the basis for our analysis. Products and materials that are specifically identified as obsolete are fully reserved. In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product. The remainder of the allowance is based on our estimates and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unexpected decline in current production. We closely monitor the market place and related inventory levels and have historically maintained reasonably accurate allowance levels. In addition, we value certain inventories using the last-in, first-out (LIFO) method. Accordingly, a LIFO valuation reserve is calculated using the link chain index method and is maintained to properly value these inventories. Our obsolescence reserve has ranged from 10.0% to 11.4% of gross inventory over the last three years. A one hundred basis point increase to the December 31, 2014 obsolescence reserve would increase the reserve by approximately $1.0 million.

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

In 2014, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain. We currently have three reporting units with goodwill and intangible assets - High Performance Foams, Curamik and the Elastomer Components Division (ECD) and the annual impairment test was performed in the fourth quarter of 2014 as has been our historical practice. The HPF, Curamik and ECD reporting units had allocated goodwill of approximately $23.6 million, $72.4 million and $2.2 million, respectively, at December 31, 2014. No impairment charges resulted from this analysis. The excess of fair value over carrying value for these reporting units was 318% for HPF, 85% for Curamik and 77% for ECD. From a sensitivity perspective, if the fair value of these reporting units declined by 10%, the fair value of the HPF reporting unit would exceed its carrying value by approximately 277%, the fair value of the Curamik reporting unit would exceed its carrying value by approximately 65%, and the fair value of the ECD reporting unit would exceed its carrying value by approximately 60%. These valuations are based on a five year discounted cash flow analysis, which utilized discount rates ranging from 13.0% for HPF and ECD to 15.5% for Curamik and a terminal year growth rate of 3% for all three reporting units.

Intangible assets, such as purchased technology, customer relationships, and the like, are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired and the value of the acquired businesses customer base. These assets are reviewed at least annually, or more frequently, if facts and circumstances surrounding such assets indicate a possible impairment of the asset exists. In 2014, there were no indicators of impairment on any of our other intangible assets.

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

For asbestos related claims, we recognize projected asbestos liabilities and related insurance receivables, with any difference between the liability and related insurance receivable recognized as an expense in the consolidated statements of income (loss). In order to determine projected asbestos related liabilities, we have historically engaged National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims. Further, in order to determine the projected insurance coverage on the asbestos liabilities, we have historically engaged Marsh USA, Inc., also known as Marsh Risk Consulting (Marsh), to develop these projections. Projecting future asbestos costs and related insurance coverage is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2014, the estimated liability and estimated insurance recovery for the ten-year period through 2024 was $56.5 million and $53.0 million, respectively.

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

Legal Contingencies

From time to time we are a defendant in legal matters, including those involving environmental law and product liability (as discussed in more detail above). As required by U.S. GAAP, we determine whether an amount with respect to a loss contingency should be accrued by assessing whether a loss is deemed probable and the amount can be reasonably estimated. Separately, we would analyze any potential insurance proceeds that would be available to offset the claim amounts. Estimates of potential outcomes of these contingencies are developed in consultation with internal and external counsel. While this assessment is based upon all available information, litigation is inherently uncertain and the ultimate outcome of such litigation could be more or less than original estimates. Final resolution of such matters could materially affect our results of operations, cash flows and financial position.

Pension and Other Postretirement Benefits

We provide various defined benefit pension plans for our U.S. employees and sponsor three defined benefit health care plans and a life insurance plan. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rates of return on plan assets, mortality rates, and other factors. The assumptions used were determined as follows: (i) the discount rate used is based on the PruCurve high quality corporate bond index, with comparisons against other similar indices; and (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market conditions and our expectations of future returns. We determine these assumptions based on consultation with outside actuaries and investment advisors. Any changes in these assumptions could have a significant impact on future recognized pension costs, assets and liabilities.

The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Note 9 of the Consolidated Financial Statements of this Form 10-K. Each assumption has different sensitivity characteristics. For the year ended December 31, 2014, a 25 basis point decrease in the discount rate would have increased our total pension expense by approximately $47,500. This number represents the aggregate increase in expense for the three pension plans: Employees' Pension Plan, Defined Benefit Pension Plan and the Restoration Plan. A 25 basis point decrease in the discount rate would increase the other post-employment benefits (OPEB) expense by about $8,200. A 25 basis point decrease in the expected return on assets would increase the total 2014 pension expense approximately $0.4 million. This number represents the aggregate increase in the expense for the two qualified pension plans. Since the OPEB and non-qualified plans are unfunded, those plans would not be impacted by this assumption change.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. We consider the undistributed earnings as of December 31, 2014 of substantially all of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2014 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
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
Deferred income taxes are determined based on the estimated future tax effects differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized to the extent that realization of those assets is considered to be more likely than not. A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized.
We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial position.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3% to all unvested stock-based awards as of December 31, 2014. The rate of 3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

•	Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives. We currently have awards from 2012, 2013 and 2014 outstanding. These awards cliff vest at the end of a 3 year measurement period, except for 2012 awards to those individuals who are retirement eligible during the grant period, as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date). Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
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
The 2013 and 2014 awards have two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of the ROIC portion is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the awards is considered a market condition. As such, the fair value of these awards was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award. The assumptions used in the Monte Carlo are as follows:
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
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team. We currently have grants from 2011, 2012, 2013 and 2014 outstanding. The majority of the 2011 and 2012 grants cliff vest at the end of the three year vesting period. The majority of the 2013 and 2014 grants ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

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

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in the Far East. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2014, a 10% increase/decrease in exchange rates would have resulted in an approximate increase/decrease to sales and net income of $36.0 million and $3.4 million, respectively.

•	Interest Rate Risk

During the first quarter of 2011, we borrowed $145.0 million against our existing credit facilities to finance the strategic acquisition of Curamik Electronics GmbH. The interest charged on this credit facility fluctuates with movements in the benchmark LIBOR. In 2012, to limit exposure to upward movement in interest rates, we entered into an interest rate swap, which became effective in July 2013. This instrument caps exposure to upward movements in rates at 0.752% initially on 65% of the outstanding debt. Any movement in rates above this level would be offset by gains on the interest rate swap. At December 31, 2014, the effective all-in rate of interest on the debt facility was 1.9375% and the amount of debt covered by the swap was 65%. To illustrate, based on the outstanding debt as of December 31, 2014 of $60.0 million, a 100 basis point increase in LIBOR would increase the amount of interest expense by $0.6 million, annually. The effects of the interest rate swap would offset the interest expense increase by $0.6 million resulting in a net increase determined to be de minimis as of December 31, 2014.

•	Commodity Risk

We are subject to fluctuations in the cost of raw materials used to manufacture our materials and products. In particular, we are exposed to market fluctuations in commodity pricing as we utilize certain materials, such as copper and ceramic, that are key materials in certain of our products. In order to minimize the risk of market driven price changes in these commodities, we utilize hedging strategies to insulate us against price fluctuations of copper, the commodity most used in our manufacturing processes. We currently do not use hedging strategies to minimize the risk of price fluctuations on other commodity-based raw materials; however, we continually review such strategies to hedge market risk on an ongoing basis.

For additional discussion on our market risk, see Notes 2 and 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation
We have audited the accompanying consolidated statements of financial position of Rogers Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rogers Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 18, 2015

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in thousands, except for share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$237,375	$191,884
Accounts receivable, less allowance for doubtful accounts of $476 and $1,655	94,876	85,126
Accounts receivable from joint ventures	1,760	1,897
Accounts receivable, other	1,823	2,638
Taxes receivable	606	1,578
Inventories	68,628	66,889
Prepaid income taxes	4,586	5,519
Deferred income taxes	8,527	7,271
Asbestos-related insurance receivables	6,827	7,542
Other current assets	7,046	7,363
Total current assets	432,054	377,707

Property, plant and equipment, net of accumulated depreciation	150,420	146,931
Investments in unconsolidated joint ventures	17,214	18,463
Deferred income taxes	44,853	44,854
Pension asset	403	2,982
Goodwill	98,227	108,671
Other intangible assets	38,340	49,171
Asbestos-related insurance receivables	46,186	49,508
Investments, other	341	507
Other long-term assets	7,079	7,740
Total assets	$835,117	$806,534

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$20,020	$17,534
Accrued employee benefits and compensation	33,983	29,724
Accrued income taxes payable	6,103	4,078
Current portion of lease obligation	747	849
Current portion of long term debt	35,000	17,500
Asbestos-related liabilities	6,827	7,542
Other accrued liabilities	17,765	12,813
Total current liabilities	120,445	90,040

Long term debt	25,000	60,000
Long term lease obligation	6,042	7,170
Pension liability	17,652	5,435
Retiree health care and life insurance benefits	8,768	9,649
Asbestos-related liabilities	49,718	52,205
Non-current income tax	10,544	10,208
Deferred income taxes	14,647	16,077
Other long-term liabilities	338	223
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 18,403,109 and 17,854,506 shares outstanding	18,404	17,855
Additional paid-in capital	137,225	110,577
Retained earnings	491,428	438,545
Accumulated other comprehensive income (loss)	(65,094)	(11,450)
Total shareholders' equity	581,963	555,527
Total liabilities and shareholders' equity	$835,117	$806,534

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2014
(Dollars in thousands, except per share amounts)

	2014	2013	2012
Net sales	$610,911	$537,482	$498,761
Cost of sales	376,972	349,782	340,015
Gross margin	233,939	187,700	158,746

Selling and administrative expenses	125,244	106,398	99,689
Research and development expenses	22,878	21,646	19,311
Restructuring and impairment charges	5,390	10,376	14,082
Operating income (loss)	80,427	49,280	25,664

Equity income in unconsolidated joint ventures	4,123	4,326	4,743
Other income (expense), net	(1,194)	(1,240)	(208)
Realized investment gain (loss):
Increase (decrease) in fair value of investments	—	—	(522)
Less: Portion reclassified to/from other comprehensive income	—	—	2,723
Net realized gain (loss)	—	—	(3,245)

Interest income (expense), net	(2,946)	(3,481)	(4,304)
Income (loss) before income taxes	80,410	48,885	22,650

Income tax expense (benefit)	27,527	11,226	(46,484)
Income (loss) from continuing operations	52,883	37,659	69,134

Income (loss) from discontinued operations, net of income taxes	—	102	(449)
Net income (loss)	$52,883	$37,761	$68,685

Basic net income (loss) per share:
Income (loss) from continuing operations	$2.91	$2.19	$4.21
Income (loss) from discontinued operations	—	0.01	(0.03)
Net income (loss)	$2.91	$2.20	$4.18

Diluted net income (loss) per share:
Income (loss) from continuing operations	$2.83	$2.12	$4.07
Income (loss) from discontinued operations	—	0.01	(0.03)
Net income (loss)	$2.83	$2.13	$4.04

Shares used in computing:
Basic net income per share	18,177,178	17,197,840	16,426,209
Diluted net income per share	18,697,778	17,768,075	16,991,158

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2014
(Dollars in thousands)

	2014	2013	2012
Income (loss) from continuing operations, net of tax	$52,883	$37,659	$69,134

Foreign currency translation adjustments	(36,949)	10,171	6,710
Net unrealized gains (losses) on securities:
Net unrealized gain (loss) (net of taxes of $1,555 in 2012) on marketable securities.	—	—	1,168
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at year end (net of taxes of $50 in 2014, $110 in 2013 and $127 in 2012)	(93)	(210)	(235)
Unrealized gain (loss) reclassified into earnings	209	236	270
Accumulated other comprehensive income (loss) pension and post retirement benefits:
Actuarial net gain (loss) incurred in fiscal year	(20,715)	32,749	(6,687)
Amortization of gain (loss)	3,904	2,482	3,760
Amortization of prior service credit (cost)	—	930	8
Other comprehensive income (loss)	(53,644)	46,358	4,994
Comprehensive income (loss) from continuing operations	(761)	84,017	74,128
Income (loss) from discontinued operations, net of income taxes	—	102	(449)
Comprehensive (loss) income	$(761)	$84,119	$73,679

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For each of the fiscal years in the three-year period ended December 31, 2014
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	$16,221	$52,738	$332,099	$(62,802)	$338,256

Net income (loss)	—	—	68,685	—	68,685
Other comprehensive income (loss)	—	—	—	4,994	4,994
Stock options exercised	603	16,404	—	—	17,007
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	27	782	—	—	809
Shares issued for restricted stock	38	(790)	—	—	(752)
Stock-based compensation expense	—	5,153	—	—	5,153
Balance at December 31, 2012	16,904	74,272	400,784	(57,808)	434,152

Net income (loss)	—	—	37,761	—	37,761
Other comprehensive income (loss)	—	—	—	46,358	46,358
Stock options exercised	859	31,567	—	—	32,426
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	24	710	—	—	734
Shares issued for restricted stock	53	(1,350)	—	—	(1,297)
Stock-based compensation expense	—	5,393	—	—	5,393
Balance at December 31, 2013	17,855	110,577	438,545	(11,450)	555,527

Net income (loss)	—	—	52,883	—	52,883
Other comprehensive income (loss)	—	—	—	(53,644)	(53,644)
Stock options exercised	465	20,048	—	—	20,513
Stock issued to directors	16	(16)	—	—	—
Shares issued for employees stock purchase plan	16	677	—	—	693
Shares issued for restricted stock	52	(1,594)	—	—	(1,542)
Stock-based compensation expense	—	7,533	—	—	7,533
Balance at December 31, 2014	$18,404	$137,225	$491,428	$(65,094)	$581,963

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2014
(Dollars in thousands)

	December 31, 2014	December 31, 2013	December 31, 2012
Operating Activities:
Net income (loss)	$52,883	$37,761	$68,685
Loss (income) from discontinued operations	—	(102)	449
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,268	26,351	27,130
Stock-based compensation expense	7,533	5,393	5,153
Loss from long-term investments	—	—	3,245
Deferred income taxes	8,150	5,634	(58,253)
Equity in income of unconsolidated joint ventures, net	(4,123)	(4,326)	(4,743)
Dividends received from unconsolidated joint ventures	3,849	5,162	6,553
Pension and postretirement benefits	1,976	5,118	13,579
Gain from the sale of property, plant and equipment	(69)	(7)	(1,404)
Impairment of assets/investments	—	4,620	539
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	(11,146)	(2,972)	(2,333)
Accounts receivable, joint ventures	958	245	(502)
Inventories	(5,240)	7,188	5,873
Pension contribution	(14,645)	(13,751)	(23,518)
Other current assets	1,063	639	(1,497)
Accounts payable and other accrued expenses	16,638	9,020	(3,461)
Other, net	1,112	(8,806)	4,872
Net cash provided by (used in) operating activities of continuing operations	85,207	77,167	40,367
Net cash provided by (used in) operating activities of discontinued operations	—	848	(328)
Net cash provided by (used in) operating activities	85,207	78,015	40,039
Investing Activities:
Capital expenditures	(28,755)	(16,859)	(23,774)
Proceeds from the sale of property, plant and equipment, net	69	7	2,804
Other investing activities	166	(127)	—
Redemptions of long-term investments	—	—	25,438
Acquisition of business, net of cash received	—	—	(3,100)
Net cash provided by (used in) investing activities of continuing operations	(28,520)	(16,979)	1,368
Net cash provided by (used in) investing activities of discontinued operations	—	—	—
Net cash provided by (used in) investing activities	(28,520)	(16,979)	1,368
Financing Activities:
Repayment of debt principal and long term lease obligation	(17,797)	(21,206)	(25,519)
Proceeds from issuance of capital stock, net	20,513	32,426	17,007
Issuance of restricted stock	(1,542)	(1,297)	(752)
Proceeds from issuance of shares to employee stock purchase plan	693	734	809
Net cash provided by (used in) financing activities of continuing operations	1,867	10,657	(8,455)
Effect of exchange rate fluctuations on cash	(13,063)	5,328	2,183
Net increase (decrease) in cash and cash equivalents	45,491	77,021	35,135
Cash and cash equivalents at beginning of year	191,884	114,863	79,728
Cash and cash equivalents at end of year	$237,375	$191,884	$114,863

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ‑ ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Our reporting structure is comprised of the following operating segments: Printed Circuit Materials (PCM), High Performance Foams (HPF), Power Electronics Solutions (PES) and the Other reportable segment.

•	Printed Circuit Materials

The Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for our printed circuit board materials include RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800®, LoPro®, COOLSPAN® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has varying properties that address specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar for both aviation and automotive applications.

•	High Performance Foams

The High Performance Foams operating segment includes polyurethane and silicone foam as well as solid products manufactured in roll stock, sheet, and molded formats. These materials have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

High Performance Foams products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable electronics including mobile internet devices, consumer goods, mass transportation, construction, printing applications and other markets. Trade names for our High Performance Foams include: PORON® Microcellular Urethanes used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; Rogers BISCO® silicone foams, solids, sponge and extrusion products for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

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
The Power Electronics Solutions operating segment is comprised of direct bond copper (DBC) ceramic substrate products and busbar power distribution products. We believe that our advanced, customized components enable the performance and reliability of today’s growing array of power electronic devices and serve to increase the efficiency of applications by managing heat and ensuring the reliability of these critical devices used in converting raw energy into controlled and regulated power that can be used and managed.
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

For all periods and amounts presented, reclassifications have been made for discontinued operations. In the fourth quarter of 2012, the operations of the non-woven composite materials operating segment (aggregated in the Other reportable segment) ended and the segment qualified as a discontinued operations. See Note 17 - Discontinued Operations for further discussion.

Cash Equivalents

Highly liquid investments with original maturities of 3 months or less are considered cash equivalents. These investments are stated at cost, which approximates fair value.

Marketable Securities

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value with interest on such securities included in “Interest income” on our consolidated statements of income (loss). If the market values of individual securities are determined to be “other than temporarily” impaired, the carrying amount of such investments are written down to market value through “Net realized gain (loss)” in our consolidated statements of income (loss). Except for amounts recorded related to the auction rate securities in 2012, we have not recorded any such write down in 2014, 2013 or 2012. See Note 2 - Fair Value Measurements for further discussion on the auction rate securities.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method of accounting.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent's functional currency are made to the income statement as a component of “Other income (expense), net”. Currency transaction adjustments are reported as income or expense in the consolidated statements of income (loss) as a component of "Other income (expense), net". Such adjustments resulted in a loss of $0.0 million in 2014, a loss of $0.7 million in 2013, and a loss of $0.8 million in 2012.

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

Inventories

Inventories are valued at the lower of cost or market. Certain inventories, amounting to $12.5 million and $12.7 million at December 31, 2014 and 2013, respectively, are valued using the last-in, first-out (LIFO) method. These inventories accounted for 24% of total gross inventory in 2014 and 25% of total gross inventory in 2013. The cost of the remaining portion of the inventories was determined principally on the basis of first-in, first-out (FIFO) costs.

If the inventories valued using the LIFO method had been valued at FIFO costs, their value would have increased by approximately $8.2 million and $7.4 million at December 31, 2014 and 2013, respectively.

Inventories consisted of the following:

(Dollars in thousands)	December 31, 2014	December 31, 2013

Raw materials	$26,787	$24,301
Work-in-process	16,564	13,536
Finished goods	25,277	29,052
Total Inventory	$68,628	$66,889

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. For financial reporting purposes, provisions for depreciation are calculated on a straight‑line basis over the following estimated useful lives of the underlying assets:

Years
Buildings and improvements	10-15
Machinery and equipment	5-15
Office equipment	3-10

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates three to five years. We initiated projects with capitalized software for the first time in 2014. We have recorded software amortization of $0.0 million in 2014, as the projects have not completed as of year end 2014. Net capitalized software and development costs were $3.4 million as of December 31, 2014.

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

Goodwill and indefinite lived intangible assets are assessed for impairment by comparing the net book value of a reporting unit to its estimated fair value. Fair values are typically established using a discounted cash flow methodology. The determination of discounted cash flows is based on the reporting unit's strategic plans and long-term operating forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each segment based on the current cost structure and strategic changes to the cost structure.

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by National Economic Research Associates, Inc. (NERA) and the related insurance receivable projections developed by Marsh Risk Consulting (Marsh). The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt approximate fair value based on the maturities of these instruments.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. At December 31, 2014 and 2013, there were no customers that individually accounted for more than ten percent of total accounts receivable. We did not experience significant credit losses on customers' accounts in 2014, 2013 or 2012.

We invest excess cash principally in investment grade government and corporate debt securities. We have established guidelines relative to diversification and maturities in order to maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. We consider the undistributed earnings as of December 31, 2014 of substantially all of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2014 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
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
Deferred income taxes are determined based on the estimated future tax effects differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are recognized to the extent that realization of those assets is considered to be more likely than not. A valuation allowance is established for deferred taxes when it is more likely than not that all or a portion of the deferred tax assets will not be realized.
We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial position.

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

Pension and Retiree Health Care and Life Insurance Benefits

We provide various defined benefit pension plans for our U.S. employees and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. In 2013, the defined benefit plans were frozen, so that future benefits no longer accrue. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in these models are determined as follows: (i) the discount rate used is based on the PruCurve index; (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market results and our expectations of future returns, as well as current market assumptions related to long-term return rates; and (iii) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. We review these assumptions periodically throughout the year and update as necessary.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

(In thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income (loss)	$52,883	$37,659	$69,134
Denominator:
Weighted-average shares outstanding - basic	18,177,178	17,197,840	16,426,209
Effect of dilutive shares	520,600	570,235	564,949
Weighted-average shares outstanding - diluted	18,697,778	17,768,075	16,991,158
Basic income (loss) per share:	$2.91	$2.19	$4.21
Diluted income (loss) per share:	2.83	2.12	4.07

Certain potential ordinary shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share. No shares were excluded in 2014 or 2013. In 2012 68,000 shares were excluded.

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

Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. For those derivative instruments that qualify for hedge accounting treatment, gains and losses are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. For those derivative instruments that do not qualify for hedge accounting treatment, any related gains and losses are recognized in the consolidated statements of income (loss) as a component of "Other income/expense".

Advertising Costs

Advertising is expensed as incurred and amounted to $3.3 million for 2014, $2.9 million for 2013 and $2.0 million for 2012.

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, interest rate swaps and copper derivative contracts. Assets measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2014	Level 1	Level 2	Level 3
Pension assets	$170,600	$51,097	$107,739	$11,764
Foreign currency contracts	(18)	—	(18)	—
Copper derivative contracts	355	—	355	—
Interest rate swap	(144)	—	(144)	—

(Dollars in thousands)	Carrying amount as of December 31, 2013	Level 1	Level 2	Level 3
Pension assets	$171,218	$119,277	$38,584	$13,357
Foreign currency contracts	(77)	—	(77)	—
Copper derivative contracts	984	—	984	—
Interest rate swap	(296)	—	(296)	—
The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. This Level 3 asset represents the investment in Solicore, Inc. The valuation is based on our evaluation of Solicore's financial performance through December 31, 2014 and the most recent round of capital financing that was initiated in the fourth quarter of 2014. See Note 8 - Investment for further details.

(Dollars in thousands)	Carrying amount as of December 31, 2014	Level 1	Level 2	Level 3
Solicore investment	$341	$—	$—	$341

The table below sets forth a summary of changes in the fair value of the Solicore investment Level 3 asset for the year ended December 31, 2014.

(Dollars in thousands)	Solicore investment

Balance at beginning of year	$507
Cash investment	—
Impairment reported in earnings	(166)
Balance at end of year	$341
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
Derivatives Contracts
We are exposed to certain risks relating to our ongoing business operations. The primary risks being managed through the use of derivative instruments are interest rate risk, foreign currency exchange rate risk and commodity pricing risk (particularly related to copper).
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
Interest Rates - The fair value of our interest rate swap instruments is derived by comparing the present value of the interest rate forward curve against the present value of the swap rate, relative to the notional amount of the swap. The net value represents the estimated amount we would receive or pay to terminate the agreements. Settlement amounts for an "in the money" swap would be adjusted down to compensate the counterparty for cost of funds, and the adjustment is directly related to the counterparty's credit ratings.
We do not use derivative financial instruments for trading or speculation purposes.
For further discussion on our derivative contracts, see Note 3 - Hedging Transactions and Derivative Financial Instruments.

Pension Assets

Our pension assets are stated at fair value on an annual basis and there are categories of assets in Level 1, 2 and 3 of the fair value hierarchy. See further discussion in Note 9 - Pension Benefits and Retirement Health and Life Insurance Benefits.

NOTE 3 – HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the consolidated statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the consolidated statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the earnings during the current period. There was no material ineffectiveness for the year ended December 31, 2014 or 2013.
As of December 31, 2014, we have sixteen outstanding contracts to hedge our exposure related to the purchase of copper by our Power Electronics Solutions and Printed Circuit Materials operating segments. These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices. These contracts cover the 2015 and 2016 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the "Other income, net" line item in our consolidated statements of income (loss).
In 2014, we entered into Euro, Japanese Yen, U.S Dollar, South Korean Won, Chinese Yuan and Hungarian Forint currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Mark-to-market adjustments required on the contracts that do not qualify for hedge accounting treatment are recorded in the "Other income, net" line item in our consolidated statements of income (loss).
In 2012, we entered into an interest rate swap derivative instrument to hedge the LIBOR portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. At December 31, 2014, the term loan debt of $60.0 million represents all of our total outstanding debt. At December 31, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.75%.

Notional Value of Copper Derivatives
January 2015- March 2015	156 metric tons per month
April 2015 - June 2015	150 metric tons per month
July 2015 - September 2015	135 metric tons per month
October 2015 - December 2015	123 metric tons per month
January 2016 - March 2016	30 metric tons per month

Notional Values of Foreign Currency Derivatives
YEN/USD		¥200,000,000
KRW/USD	₩	1,854,700,000
YEN/EUR		¥315,000,000
HUF/EUR	50,000,000
CNY/USD		¥134,000,000

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the year ended December 31, 2014		Fair Values of Derivative Instruments as of December 31, 2014
Foreign Exchange Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$(19)	$(19)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(605)	355
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	152	(144)

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the year ended December 31, 2013		Fair Values of Derivative Instruments as of December 31, 2013
Foreign Exchange Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income, net	$(79)	$(79)
Contracts designated as hedging instruments	Other comprehensive income (loss)	(24)	2
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income, net	(373)	984
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(296)	(296)

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income before reclassifications	(36,949)	—	(93)	(37,042)
Actuarial net gain (loss) incurred in the fiscal year	—	(20,715)	—	(20,715)
Amounts reclassified from accumulated other comprehensive income	—	3,904	209	4,113
Net current-period other comprehensive income	(36,949)	(16,811)	116	(53,644)
Ending Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)

(1) Net of taxes of $11,952 and $2,900 for the periods ended December 31, 2014 and December 31, 2013, respectively.
(2) Net of taxes of $50 and $110 for the periods ended December 31, 2014 and December 31, 2013, respectively.
The changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2012	$12,585	$(70,158)	$(235)	$(57,808)
Other comprehensive income before reclassifications	10,171	—	(210)	9,961
Actuarial net gain (loss) incurred in the fiscal year	—	32,749	—	32,749
Amounts reclassified from accumulated other comprehensive income	—	3,412	236	3,648
Net current-period other comprehensive income	10,171	36,161	26	46,358
Ending Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
(3) Net of taxes of $2,900 and $22,371 for the periods ended December 31, 2013 and December 31, 2012, respectively.
(4) Net of taxes of $110 and $127 for the periods ended December 31, 2013 and December 31, 2012, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 were as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended December 31, 2014	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$321	Realized gain (loss)
	(112)	Tax benefit (expense)
	$209	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$—	(5)
Actuarial losses	6,006	(5)
	6,006	Total before tax
	(2,102)	Tax benefit (expense)
	$3,904	Net of tax
(5) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Retirement Health and Life Insurance Benefits" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 were as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended December 31, 2013	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$363	Realized gain (loss)
	(127)	Tax benefit (expense)
	$236	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Prior service costs	$1,431	(6)
Actuarial losses	3,819	(6)
	5,250	Total before tax
	(1,838)	Tax benefit (expense)
	$3,412	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2014	December 31, 2013
Land	$14,045	$14,986
Buildings and improvements	132,105	136,959
Machinery and equipment	165,979	160,843
Office equipment	36,810	34,972
Equipment in process	26,573	21,360
	375,512	369,120
Accumulated depreciation	(225,092)	(222,189)
Total property, plant and equipment, net	$150,420	$146,931
Depreciation expense was $20.1 million in 2014, $20.4 million in 2013, and $22.7 million in 2012. As part of the acquisition of Curamik in 2011, we acquired a capital lease on its facility in Eschenbach, Germany. At December 31, 2011 this capital lease was recorded in Property, plant and equipment in our consolidated statements of financial position for $12.1 million, net of accumulated depreciation. The total obligation recorded for the lease as of December 31, 2014 and 2013 was $6.8 million and $8.0 million, respectively. Depreciation expense related to the capital lease was $0.4 million, $0.4 million and $0.4 million for the years ending December 31, 2014, 2013 and 2012, respectively. Accumulated depreciation for the capital lease as of December 31, 2014 and 2013 was $1.6 million and $1.2 million, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Definite Lived Intangible Assets

(Dollars in thousands)	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$1,046	$364	$682	$1,075	$303	$772
Technology	33,942	15,958	17,984	37,825	13,340	24,485
Covenant-not-to-compete	1,016	823	193	1,056	628	428
Customer relationships	19,123	4,406	14,717	21,280	3,235	18,045
Total other intangible assets	$55,127	$21,551	$33,576	$61,236	$17,506	$43,730
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was approximately $6.1 million, $6.0 million and $4.4 million in 2014, 2013 and 2012, respectively. The estimated annual future amortization expense is $5.3 million, $4.9 million, $4.5 million, $3.9 million and $3.4 million in 2015, 2016, 2017, 2018 and 2019, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of December 31, 2014, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	7.6
Technology	4.7
Covenant not-to-compete	2.0
Customer relationships	7.4
Total other intangible assets	5.9
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
Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2014, by reportable segment, were as follows:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Electronics Solutions	Other	Total
December 31, 2013	$24,205	$—	$82,242	$2,224	$108,671
Foreign currency translation adjustment	(640)	—	(9,804)	—	(10,444)
December 31, 2014	$23,565	$—	$72,438	$2,224	$98,227

Annual Impairment Testing

We perform our annual goodwill impairment testing in the fourth quarter of the year. In 2014, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain. We currently have three reporting units with goodwill and intangible assets - High Performance Foams, Curamik and the Elastomer Components Division (ECD). The HPF, Curamik and ECD reporting units had allocated goodwill of approximately $23.6 million, $72.4 million and $2.2 million, respectively, at December 31, 2014. No impairment charges resulted from these analyses. The excess of fair value over carrying value for these reporting units was 318% for HPF, 85% for Curamik and 77% for ECD. From a sensitivity perspective, if the fair value of these reporting units declined by 10%, the fair value of the HPF reporting unit would exceed its carrying value by approximately 277%, the fair value of the Curamik reporting unit would exceed its carrying value by approximately 65%, and the fair value of the ECD reporting unit would exceed its carrying value by approximately 60%. These valuations are based on a five year discounted cash flow analysis, which utilized a discount rates ranging from 13.0% for HPF and ECD to 15.5% for Curamik and a terminal year growth rate of 3% for all three reporting units.

NOTE 7 – SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES
As of December 31, 2014, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
Equity income related to the joint ventures of $4.1 million, $4.3 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in the consolidated statements of income (loss).

The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Current assets	$31,155	$32,033
Noncurrent assets	9,427	10,303
Current liabilities	6,473	5,943
Shareholders' equity	34,109	36,393

(Dollars in thousands)	For the years then ended:
	December 31, 2014	December 31, 2013	December 31, 2012
Net sales	$48,259	$52,982	$63,297
Gross profit (loss)	14,277	15,214	17,280
Net income (loss)	8,246	8,652	9,486
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

During the fourth quarter of 2013, Solicore raised additional equity capital through a round of capital financing that  decreased our ownership interest in Solicore as we did not participate in this round of financing. Further, the financing round was issued at a significantly lower price than when we had initially invested in Solicore. In accordance with the applicable accounting guidance, this event represented an indicator of impairment. As a result, we performed an impairment analysis during the fourth quarter of 2013. The valuation was based on an option pricing methodology to estimate the per share value of the equity classes of stock held in Solicore. This method utilized a Black-Scholes option pricing model and the analytic process utilized to perform the valuation, which included back solving for the total equity value of Solicore. Based on the results of this valuation, there was a significant decline in the fair value of the Solicore business, which caused us to recognize an impairment charge on our investment in Solicore of approximately $4.6 million. The remaining book value of our investment in Solicore as of December 31, 2013 was $0.5 million.

During the fourth quarter of 2014, we determined that Solicore continued to have negative business results, in addition to Rogers not participating in the latest round of financing initiated in the fourth quarter of 2014. As a result, we performed an impairment analysis during the fourth quarter of 2014. This valuation was done using the same methodology as performed in 2013, and described above. Based on the results of this valuation, there was a decline in the fair value of the Solicore business, which caused us to recognize an impairment charge on our investment in Solicore of approximately $0.2 million. The remaining book value of our investment in Solicore as of December 31, 2014 is approximately $0.3 million.

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

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
Change in benefit obligation:	2014	2013	2014	2013

Benefit obligation at beginning of year	$174,325	$209,844	$10,824	$11,891
Service cost	—	2,473	556	627
Interest cost	8,015	7,753	305	262
Actuarial (gain) loss	34,006	(15,834)	(1,071)	(1,205)
Benefit payments	(24,934)	(7,276)	(775)	(751)
Settlement charge	—	—	—	—
Special termination benefit	(3,530)	(22,635)	—	—
Benefit obligation at end of year	$187,882	$174,325	$9,839	$10,824

Change in plan assets:	2014	2013	2014	2013

Fair value of plan assets at the beginning of the year	$171,218	$143,540	$—	$—
Actual return on plan assets	10,445	21,954	—	—
Employer contributions	13,871	13,000	775	751
Benefit payments	(24,934)	(7,276)	(775)	(751)
Fair value of plan assets at the end of the year	170,600	171,218	—	—
Funded status	$(17,282)	$(3,107)	$(9,839)	$(10,824)
Amounts recognized in the consolidated statements of financial position consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2014	2013	2014	2013
Noncurrent assets	$404	$2,983	$—	$—
Current liabilities	(34)	(654)	(1,071)	(1,175)
Noncurrent liabilities	(17,652)	(5,436)	(8,768)	(9,649)
Net amount recognized at end of year	$(17,282)	$(3,107)	$(9,839)	$(10,824)

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits
	2014	2014
Net actuarial loss	$62,053	$707
Prior service cost	—	—
Net amount recognized at end of year	$62,053	$707

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $155.2 million, $155.2 million and $137.6 million, respectively, as of December 31, 2014 and $144.3 million, $144.3 million and $138.2 million, respectively, as of December 31, 2013.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of an accumulated benefit obligation were $32.6 million, $32.6 million and $33.0 million, respectively, as of December 31, 2014. For 2013, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of an accumulated benefit obligation were 30.0 million, 30.0 million, and 33.0 million, respectively.
Components of Net Periodic Benefit Cost

(Dollars in thousands)	Pension Benefits			Postretirement Health and Life Insurance Benefits
	2014	2013	2012	2014	2013	2012

Service cost	$—	$2,473	$4,596	$556	$627	$630
Interest cost	8,015	7,753	8,420	305	262	364
Expected return of plan assets	(12,909)	(11,247)	(9,892)	—	—	—
Amortization of prior service cost	—	124	463	—	(230)	(451)
Amortization of net loss	686	3,615	5,471	—	204	313
Settlement charge/(credit)	5,321	—	2,073	—	—	—
Special termination benefit	—	—	—	—	—	1,592
Curtailment charge	—	1,537	—	—	—	—
Net periodic benefit cost	$1,113	$4,255	$11,131	$861	$863	$2,448
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
In the fourth quarter of 2014, certain eligible participants in the defined benefit pension plans were given a lump sum payout offer. The payout of this program resulted in a settlement charge of $5.2 million.

The estimated net loss for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $1.7 million. The estimated net loss (gain) for the defined benefit postretirement plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $0.0 million.

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2014	2013	2014	2013

Discount rate	4.00%	4.75%	3.00%	3.25%
Expected long-term rate of return on plan assets	6.50%	7.50%	—	—
Weighted-average assumptions used to determine net benefit cost for the years ended:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2014	2013	2014	2013

Discount rate	4.75%	4.00%	3.25%	2.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

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

Discount rate - To determine the discount rate, we review current market indices of high quality corporate bonds, particularly the PruCurve index, to ensure that the rate used in our calculations is consistent and within an acceptable range based on these indices, which reflect current market conditions. The market-based rates are modified to be Rogers-specific, and this is done by applying our pension benefit cash flow projections to the generic index rate. At December 31, 2014, this analysis resulted in a 75 basis point decrease to the discount rate which went from 4.75% at December 31, 2013 to 4.00% at December 31, 2014.

Health care cost trend rates - For measurement purposes as of December 31, 2014 we assumed annual health care cost trend rates of 7.50% and 7.50% for covered health care benefits for retirees pre-age 65 and post-age 65, respectively. The rates were assumed to decrease gradually by 0.5% annually until reaching 4.50% and 4.50%, respectively, and remain at those levels thereafter. For measurement purposes as of December 31, 2013, we assumed annual health care cost trend rates of 8.00% and 8.00% for covered health care benefits for retirees pre-age 65 and post-age 65, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One Percentage Point
	Increase	Decrease

Effect on total service and interest cost	$60	$527
Effect on other postretirement benefit obligations	(55)	(495)

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

In order to meet our investment objectives, we set asset allocation target ranges based on current funding status and future projections in order to mitigate the risk in the plan while maintaining its funded status. During 2014 we implemented pension risk reduction steps related to our investments, which included a change in our asset mix to hold a larger amount of fixed income securities. At December 31, 2014, we held approximately 23% equity securities and 77% fixed income securities in our portfolio, which is a significant shift from our allocation at December 31, 2013 of 60% equity and 40% fixed income.

In determining our investment strategy and calculating our plan liability and related expense, we utilize an expected long-term rate of return on plan assets. This rate is developed based on several factors, including the plans' asset allocation targets, the historical and projected performance on those asset classes, and on the plans' current asset composition. To justify our assumptions, we analyze certain data points related to portfolio performance. For example, we analyze the actual historical performance of our total plan assets, which has generated a return of approximately 8.2% over the past 19 year period (earliest data available for our analysis was 1996). Also, we analyze hypothetical rates of return for plan assets based on our current asset allocation mix, which we estimate would have generated a return of approximately, 7.5% over the last 20 years and 7.0% over the last 10 years. Additionally, we analyzed the potential return associated with our portfolio mix and determined it to be a projected return of 4.5% to 7.5% for the 25th to 75th percentile of assets, with a average return of 6.5%. Based on the historical returns and the projected future returns we determined that a target return of 6.5% is appropriate for the current portfolio.

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
The following table presents the fair value of the net assets by asset category at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013

Pooled separate accounts	$5,204	$38,584
Fixed income bonds	102,535	—
Mutual funds	51,097	119,277
Guaranteed deposit account	11,764	13,357
Total investments at fair value	$170,600	$171,218
The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2014 and 2013.

	Assets at Fair Value as of December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$5,204	$—	$5,204
Fixed income bonds	—	102,535	—	102,535
Mutual funds	51,097	—	—	51,097
Guaranteed deposit account	—	—	11,764	11,764
Total assets at fair value	$51,097	$107,739	$11,764	$170,600

	Assets at Fair Value as of December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$38,584	$—	$38,584
Mutual funds	119,277	—	—	119,277
Guaranteed deposit account	—	—	13,357	13,357
Total assets at fair value	$119,277	$38,584	$13,357	$171,218
The table below sets forth a summary of changes in the fair value of the guaranteed deposit account's Level 3 assets for the year ended December 31, 2014.

(Dollars in thousands)	Guaranteed Deposit Account

Balance at beginning of year	$13,357
Realized gains (losses)	—
Unrealized gains relating to instruments still held at the reporting date	785
Purchases, sales, issuances and settlements (net)	(2,378)
Transfers in and/or out of Level 3	—
Balance at end of year	$11,764

Cash Flows

Contributions

At December 31, 2014, we have met the minimum funding requirements for our qualified defined benefit pension plans and were therefore not required to make a contribution to the plans in 2014 for any past years. In 2014 and 2013, we made voluntary contributions of $13.0 million and $13.0 million, respectively. As there is no funding requirement for the nonqualified defined benefit pension plans and the Retiree Health and Life Insurance benefit plans, we fund the amount of benefit payments made during the year, which is consistent with past practices. We currently estimate that we will make voluntary contributions of approximately $10.0 million in 2015 towards our qualified defined benefit pension plans.

Estimated Future Payments

The following pension benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid through the utilization of plan assets for the funded plans and from operating cash flows for the unfunded plans. The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from operating cash flows. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2014.

	Pension Benefits	Retiree Health and Life Insurance Benefits

2015	$8,126	$1,071
2016	$8,125	$1,052
2017	$8,355	$1,017
2018	$8,621	$994
2019	$8,944	$1,038
2020-2024	$50,043	$5,839

NOTE 10 ‑ EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. Employees can defer an amount they choose, up to the yearly IRS limit of $17,500 in 2014 and $17,500 in 2013. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. Our matching contribution is 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $2.7 million in 2014, $2.1 million in 2013 and $1.7 million in 2012, which related solely to our matching contributions.

NOTE 11 - DEBT
On July 13, 2011, we entered into an amended and restated $265.0 million secured five year credit agreement, which we amended in March 2012. This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A., as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents. The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.
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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; and adjusted London interbank offered (“LIBO”) rate plus 100 basis points. Euro-currency loans bear interest based on the adjusted LIBOR plus a spread of 175 - 250 basis points, depending on our leverage ratio. Our current borrowings are Euro-currency based.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) on the unused amount of the lenders’ commitments under the Amended Credit Agreement.
In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement. The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016. The future principal payments under the Amended Credit Agreement are as follows:

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

Relevant Fixed Charge metrics are detailed in the table below:

Periods	Q4 2013	Q1 2014	Q2 2014	Q3 2014	Q4 2014
Covenant Limit (minimum)	1.50	1.75	1.75	1.75	1.75
Actual FCCR	2.39	2.69	2.65	2.70	2.58
As of December 31, 2014, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 0.55 on the leverage ratio and 2.58 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the Amended Credit Agreement. Also, in connection with the Amended Credit Agreement, we capitalized an additional $0.1 million of debt issuance costs in 2012. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2016.
We incurred amortization expense of $0.5 million in 2014, 2013 and 2012. At December 31, 2014, we have approximately $0.8 million of credit facility costs remaining to be amortized.
In the first quarter of 2011, we made an initial draw on the line of credit under the November 23, 2011 credit agreement of $145.0 million to fund the acquisition of Curamik. During 2014 and 2013, we made principal payments of $17.5 million and $20.5 million, respectively, on the outstanding debt. The 2013 payments included an $8.0 million payment on the revolving credit line, which paid the remaining balance of the revolving credit line.
We are obligated to pay $35.0 million on this debt obligation in 2015. As of December 31, 2014, the outstanding debt related to the Amended Credit Agreement, consists of $60.0 million of term loan debt. We have the option to pay part of or the entire amount at any time over the remaining life of the Amended Credit Agreement, with any balance due and payable at the agreement's expiration.
In addition, as of December 31, 2014, we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that was backed by the Amended Credit Agreement. No amounts were owed on the standby LOC as of December 31, 2014 or December 31, 2013.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buy out the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buy out the lease at June 30, 2013. The swap is in a liability position with the bank at December 31, 2014, and has a fair value of $0.4 million. We have concluded that default by the lessor is not probable during the term of the swap; therefore, the guarantee has no value and no amount has been recorded on our consolidated statements of financial position.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of December 31, 2014 and 2013 was $6.8 million and $8.0 million, respectively. Depreciation expense related to the capital lease was $0.4 million, $0.4 million and $0.4 million for the years ending December 31, 2014, 2013 and 2012, respectively. Accumulated depreciation as of December 31, 2014 and 2013 was $1.6 million and $1.2 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our consolidated statements of income (loss). Interest expense related to the debt recorded on the capital lease is included in interest expense on the consolidated statements of income (loss). See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $1.8 million, $2.2 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We incurred an unused commitment fee of $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt then outstanding, effective July 2013. At December 31, 2014, our outstanding debt balance is comprised of a term loan debt, which is $60.0 million. At December 31, 2014, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.75%.
We also incurred interest expense on the capital lease of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash paid for interest was $2.5 million, $3.1 million and $4.0 million for 2014, 2013 and 2012, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

NOTE 12 – INCOME TAXES

Consolidated income (loss) from continuing operations before income taxes consists of:

(Dollars in thousands)	2014	2013	2012
Domestic	$61,446	$13,208	$6,260
International	18,964	35,677	16,390
Total	$80,410	$48,885	$22,650
The income tax expense (benefit) in the consolidated statements of income (loss) consists of:

(Dollars in thousands)	Current	Deferred	Total
2014
Domestic	$2,205	$6,699	$8,904
International	17,172	1,451	18,623
Total	$19,377	$8,150	$27,527

2013
Domestic	$(7,075)	$5,894	$(1,181)
International	12,667	(260)	12,407
Total	$5,592	$5,634	$11,226

2012
Domestic	$3,651	$(59,414)	$(55,763)
International	8,118	1,161	9,279
Total	$11,769	$(58,253)	$(46,484)

Deferred tax assets and liabilities as of December 31, 2014 and 2013, were comprised of the following:

(Dollars in thousands)
	2014	2013
Deferred tax assets
Accrued employee benefits and compensation	$9,168	$9,350
Postretirement benefit obligations	7,866	2,860
Tax loss and credit carryforwards	16,533	15,041
Reserves and accruals	7,092	6,908
Depreciation and amortization	17,862	21,496
Other	2,550	3,772
Total deferred tax assets	61,071	59,427
Less deferred tax asset valuation allowance	(7,691)	(7,302)
Total deferred tax assets, net of valuation allowance	53,380	52,125
Deferred tax liabilities
Investment in joint ventures, net	—	—
Depreciation and amortization	14,303	15,839
Other	344	238
Total deferred tax liabilities	14,647	16,077
Net deferred tax asset	$38,733	$36,048

We have a $0.7 million net operating loss carryforward in China which will expire in 2018. We have a 0.1 million net operating loss carryforward in Japan, which will expire in 2023. We also have state net operating loss carryforwards ranging from $0.1 million to $16.2 million in various state taxing jurisdictions, which will begin to expire in 2015. We have approximately $7.0 million of credit carryforwards in Arizona, which will expire in 2015. We believe that it is more likely than not that the benefit from the China and state net operating loss carryforwards as well as our state credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.7 million relating to these carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2014, will be accounted for as follows: approximately $6.8 million will be recognized as a reduction of income tax expense and $0.9 million will be recorded as an increase in equity.

We currently have approximately $15.5 million of foreign tax credits that begin to expire in 2021, $5.2 million of research and development credits that begin to expire in 2026, and $0.5 million of minimum tax credits that can be carried forward indefinitely.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 for which the benefit thereof was postponed by tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include foreign tax credits of $8.6 million, research and development credits of $1.2 million and minimum tax credits of $0.4 million. Equity will be increased by these amounts if and when such deferred tax assets are ultimately realized.

We had a valuation allowance of $7.7 million at December 31, 2014 and $7.3 million at December 31, 2013, against certain of our deferred tax assets. In making this determination, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014 for state tax purposes only. Due to differences in our reporting group for federal and state tax purposes, we are in a cumulative income position for US federal tax purposes at December 31, 2014. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

In 2009, we were in a cumulative loss for both federal and state tax purposes. Accordingly, we placed a valuation allowance against substantially all of our U.S. deferred tax assets as we concluded that we did not have sufficient evidence to rebut this negative evidence. At the end of the third quarter of 2012, we released the valuation allowance placed against our U.S. federal deferred tax assets as we concluded that a valuation allowance against these assets was longer no necessary as we were no longer in, nor were we expecting to be in, a cumulative loss for our U.S. federal tax reporting group for the foreseeable future. As we were no longer in a cumulative loss position we should have been able to rely on forecasted U.S. profits as a source of taxable income. Also, in appropriate circumstances we have the opportunity to undertake a tax planning strategy to ensure that our tax credit carryforwards do not expire unutilized. This strategy is based upon our ability to make a tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our tax credit carryforwards before they expire. We would undertake such a strategy to realize these tax credit carryforwards prior to expiration as it is reasonable, prudent, and feasible. This, along with other positive evidence, such as our recent history of positive taxable income, led us to conclude in 2012 that it is more likely than not that we will ultimately be able to realize our U.S. federal deferred tax assets.

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

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes. The reasons for this difference are as follows:

(Dollars in thousands)	2014	2013	2012

Tax expense at Federal statutory income tax rate	$28,144	$17,110	$7,928
International tax rate differential	(6,772)	(2,541)	(209)
Foreign source income, net of tax credits	5,195	(786)	(3,428)
Unrecognized tax benefits	603	(2,197)	1,604
General business credits	(604)	(702)	—
Acquisition related expenses	590	—	—
Valuation allowance change	388	—	(52,650)
Other	(17)	342	271
Income tax expense (benefit)	$27,527	$11,226	$(46,484)

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the entity's financial statements. We are subject to income taxes in the United States and in numerous foreign jurisdictions. We consider the undistributed earnings as of December 31, 2014, of substantially all of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2014 will not be indefinitely reinvested, the provision for the tax consequence, if any, will be recorded in the period when circumstances change. During 2014, a distribution out of current year profits was made that resulted in an increase in tax of $4.7 million. At December 31, 2014 and 2013, we have not accrued U.S. income taxes on unremitted earnings of approximately $169.0 million and $172.9 million, respectively.

Income taxes paid, net of refunds, were $14.5 million, $11.1 million, and $11.6 million, in 2014, 2013, and 2012, respectively.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the years ending December 31, 2014 and December 31, 2013, is as follows:

(Dollars in thousands)
	2014	2013
Beginning balance	$9,148	$17,333
Gross increases - current period tax positions	1,763	1,445
Gross increases - tax positions in prior periods	335	—
Gross decreases - tax positions in prior periods	—	(7,136)
Foreign currency exchange	(230)	79
Lapse of statute of limitations	(1,648)	(2,573)
Ending balance	$9,368	$9,148

Included in the balance of unrecognized tax benefits as of December 31, 2014 are $9.4 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefit as of December 31, 2014 are $0.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts; primarily deferred taxes.

We recognize interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, at December 31, 2014 and 2013, we had accrued potential interest and penalties of approximately $1.2 million and $1.1 million, respectively. It is possible that up to $3.9 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2011 through 2014 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2011.

NOTE 13 - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

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

Shares of capital stock reserved for possible future issuance are as follows:

	December 31, 2014	December 31, 2013
Stock acquisition program	120,883	120,883
Stock options and restricted stock	862,040	1,328,414
Shares available for issuance	1,176,882	479,307
Rogers Employee Savings and Investment Plan	169,044	169,044
Rogers Corporation Global Stock Ownership Plan for Employees	166,152	181,617
Deferred compensation to be paid in stock	13,248	14,558
Total	2,508,249	2,293,823

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

December 31, 2012
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

A summary of the activity under our stock option plans as of December 31, 2014 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	893,139	$43.23	3.9	16,403,816
Options granted	—	—
Options exercised	(476,793)	44.60
Options cancelled	(22,999)	57.07
Options outstanding at December 31, 2014	393,347	40.72	3.8	16,019,130
Options exercisable at December 31, 2014	364,770	40.13	3.4	15,069,704
Options vested at December 31, 2014 or expected to vest*	392,490	40.70	3.8	15,990,648

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2014 and 2013, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $9.4 million and $13.6 million, respectively. The total amount of cash received from the exercise of these options was $20.5 million and $32.4 million, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2014 and 2013 was approximately $0.3 million and $0.4 million, respectively.

As of December 31, 2014, there was $0.2 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.0 years.

We recognized $0.3 million, $0.4 million and $2.0 million of compensation expense related to stock options for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the activity under our stock option plans for the fiscal years ended 2014, 2013 and 2012, is presented below:

	2014		2013		2012
	Options Outstanding	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	893,139	$43.23	1,765,947	$40.58	2,401,809	$37.54
Options granted	—	—	—	—	46,950	41.27
Options exercised	(476,793)	44.60	(847,340)	37.82	(614,263)	42.97
Options cancelled	(22,999)	57.07	(25,468)	39.04	(68,549)	43.57
Outstanding at year-end	393,347	40.72	893,139	43.23	1,765,947	40.58
Options exercisable at year-end	364,770		721,645		1,274,340
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives. We currently have awards from 2012, 2013 and 2014 outstanding. These awards cliff vest at the end of a three year measurement period, except for 2012 grants to those individuals who are retirement eligible during the grant period, as such grants are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e., a pro-rata payout occurs based on the retirement date). Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
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
Below are the assumptions used in the Monte Carlo calculation:

	2014	2013
Expected volatility	33.7%	37.1%
Expected term (in years)	3	3
Risk-free interest rate	0.67%	0.40%
Expected dividend yield	—	—
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
Actual performance during the relevant period for the 2012 grant, which vested as of December 31, 2014, met the target performance criteria and shares will be paid out at 118.2% of target during the first quarter of 2015.
A summary of activity under the performance-based restricted stock plans for the fiscal years ended 2014, 2013 and 2012 is presented below:

	2014		2013		2012
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	71,175	$47.49	73,458	$38.01	101,730	$31.19
Awards granted	51,850	58.61	47,625	47.10	22,120	41.27
Stock issued	(14,383)	47.89	(33,538)	27.43	(43,750)	23.86
Awards forfeited or expired	(16,205)	52.71	(16,370)	44.90	(6,642)	37.67
Non-vested awards outstanding at end of year	92,437	$52.75	71,175	$47.49	73,458	$38.01

We recognized $2.3 million, $1.3 million, and $0.5 million of compensation expense related to performance-based restricted stock grants for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 expense represents a 118.2% projected payout for the 2012 performance-based grants, a projected payout of 141% for the performance-based awards granted in 2013 and a projected payout of 144% for the performance-based awards granted in 2014. The 2013 expense represents a 108% projected payout for the 2011 performance-based grants, and a projected payout of 108% for the performance-based awards granted in 2012 and a projected payout of 166% for the performance-based awards granted in 2013, respectively. The 2012 expense represented a 200.0% projected payout for the 2010 performance-based grants, and a projected payout of 100% for the performance-based awards granted in 2011 and 2012, respectively.

As of December 31, 2014, there was $3.8 million of total unrecognized compensation cost related to unvested performance-based restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

	2014		2013		2012
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted-Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	231,026	$48.54	115,139	$43.27	86,707	$44.55
Awards granted	93,780	61.70	156,665	51.78	51,790	40.99
Stock issued	(62,378)	47.19	(12,436)	43.97	(16,620)	41.64
Awards forfeited or expired	(24,042)	51.19	(28,342)	47.07	(6,738)	46.21
Non-vested awards outstanding at end of year	238,386	$53.80	231,026	$48.54	115,139	$43.27

We recognized $3.6 million, $2.5 million, and $1.6 million of compensation expense related to time-based restricted stock for years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $7.8 million of total unrecognized compensation cost related to unvested time-based restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years.
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

	2014		2013		2012
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted-Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	31,550	$26.77	30,150	$26.13	27,350	$28.80
Awards granted	14,700	58.45	16,800	41.67	17,600	38.64
Stock issued	(16,100)	60.08	(15,400)	41.77	(14,800)	45.95
Non-vested awards outstanding at end of year	30,150	$24.43	31,550	$26.77	30,150	$26.13

We recognized compensation expense related to deferred stock units of $0.8 million, $0.7 million and $0.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value. The ESPP has two 6 month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.5 million of compensation expense associated with the plan for the year ended December 31, 2014, $0.5 million for the year ended December 31, 2013 and $0.5 million for the year ended December 31, 2012.

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

	Lease / Depreciation Expense
(Dollars in thousands)	2014	2013	2012
Operating leases	$2,716	$2,634	$2,655
Capital lease	743	1,233	1,627

	Future Minimum Lease Payments
(Dollars in thousands)	2015	2016	2017	2018	2019
Operating leases	$2,329	$1,631	$1,112	$827	$108
Capital lease	743	743	743	743	743

(Dollars in thousands)	Operating Leases	Capital Lease
Total future minimum lease payments	$6,080	$4,827
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe that we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2014, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the United States Environmental Protection Agency, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut. The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. Additional PCB contamination at this facility was found in the facility's original buildings, courtyards and surrounding areas including an on-site pond. Remediation costs related to this contamination are expected to approximate $0.7 million. Remediation activities of the affected buildings and courtyards were completed in 2014 at a total cost of $0.5 million. Currently, we have a reserve of $0.2 million for the pond remediation recorded on our consolidated statements of financial position. We believe this reserve will be adequate to cover the remaining remediation work related to the soil and pond contamination based on the information known at this time. However, if additional contamination is found, the cost of the remaining remediation may increase.
Overall, we have spent approximately $2.4 million in remediation and monitoring costs related to these PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi. As of December 31, 2014, there were 438 pending claims compared to 362 pending claims at December 31, 2013. The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled. Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court. This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted. The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming. Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010. The number of lawsuits filed against us in

2011, 2012, 2013 and 2014 was significantly higher than in 2010 due in large part to the filings of 3 plaintiff law firms in Madison County, Illinois. These new lawsuits are reflected in the National Economic Research Associates, Inc. (“NERA”) and Marsh USA, Inc. (“Marsh”) reports. (See "Impact on Financials Statements" section below.) NERA is a consulting firm with expertise in the field of evaluating mass tort litigation related to asbestos bodily-injury claims. Marsh is a consulting firm with expertise in the field of evaluating insurance coverage and the likelihood of recovery for asbestos-related claims.

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as 1 and as many as 833 defendants. We have obtained dismissals of more than 60% of these claims. For the year ended December 31, 2014, one hundred four (104) claims were dismissed and thirteen (13) were settled. For the year ended December 31, 2013 we had one hundred fifteen (115) claims dismissed and twenty-three (23) settled. The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled. Such settlements totaled approximately $3.2 million for the year ended December 31, 2014, compared to $4.8 million for the year ended December 31, 2013. Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
Settlements are made without any admission of liability. Settlement amounts may vary depending upon a number of factors, including the jurisdiction where the action was brought, the nature and extent of the disease alleged and the associated medical evidence, the age and occupation of the claimant, the existence or absence of other possible causes of the alleged illness of the alleged injured party and the availability of legal defenses, as well as whether the action is brought alone or as part of a group of claimants. To date, we have been successful in obtaining dismissals for a majority of the claims and have settled only a limited number. Most of the settled claims were settled for nominal amounts, and the majority of such payments have been borne by our insurance carriers. In addition, to date, we have not been required to pay any punitive damage awards.

•	Potential Liability
NERA has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we currently believe that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with certainty. (See "Impact on Financials Statements" section below for further discussion.)

•	Insurance Coverage
Our applicable insurance policies generally provide coverage for asbestos liability costs, including coverage for both indemnity and defense costs. Following the initiation of asbestos litigation, an effort was made to identify all of our primary, umbrella and excess level insurance carriers that provided applicable coverage beginning in the 1950s through the mid-1980s. We located primary policies for all such years except for the early 1960s. With respect to this period, we entered into an arrangement with ACE Property & Casualty Insurance Company in 2005, pursuant to which we and they share in asbestos liabilities allocable to such period. We have located umbrella or excess layer policies for all such years except for the period from May 18, 1961 to May 18, 1964. We believe that a policy was purchased from Continental Casualty Company covering this period based upon documents we have found, but the insurer has denied coverage. This policy has not yet been triggered.

Where appropriate, carriers were put on notice of the litigation. Marsh has historically been engaged to work with us to project our insurance coverage for asbestos-related claims. Marsh’s conclusions are based primarily on a review of our coverage history, application of reasonable assumptions on the allocation of coverage consistent with certain industry practices, an assessment of the creditworthiness of the insurance carriers, analysis of applicable deductibles, retentions and policy limits, the experience of NERA and a review of NERA’s reports.

•	Cost Sharing Agreement
To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims. The current cost sharing agreement between us and such insurance carriers is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted. This agreement, which replaced an older agreement that had expired, can be terminated by election of any party thereto after January 25, 2015. Absent any such election, the agreement will continue until a party elects to terminate it.
In 2013 and 2014, the primary layer insurance policies providing coverage for the January 1, 1965 to January 1, 1967 periods exhausted. The cost sharing agreement contemplates that any excess carrier over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess carrier providing coverage for the period set forth above is currently providing applicable insurance coverage in accordance with the allocation provisions of the cost sharing agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2014, the estimated liability and estimated insurance recovery for the ten-year period through 2024 was $56.5 million and $53.0 million, respectively. Each year we evaluate the changes in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage for that litigation and record the resulting expense or income. For the years ended December 31, 2014 and 2012, we recognized expense of $0.8 million and $2.7 million, respectively, and for the year ended December 31, 2013 we recorded income of $0.5 million.
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

As of December 31, 2014, a reserve of $0.1 million was recorded for the continuing assessments to determine the extent of any potential remediation that may be required. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found. Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to environmental remediation at this site, nor are we able to reasonably estimate any potential range of exposure at this time. As such, no reserve specific to environmental remediation activity has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for the alleged improper termination of our relationship. The sales agent/distributor seeks compensation for the terminated relationship. During 2014, a mediation process was initiated and we have determined that the low end of the range for a probable liability in this matter is approximately $0.6 million and have recorded this reserve in our consolidated statements of financial position.

In addition to the above issues, the nature and scope of our business brings us in regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject us to the possibility of litigation, including environmental and product liability matters that are defended and handled in the ordinary course of business. We have established accruals for matters for which management considers a loss to be probable and reasonably estimable. It is the opinion of management that facts known at the present time do not indicate that such litigation, after taking into account insurance coverage and the aforementioned accruals, will have a material adverse impact on our results of operations, financial position or cash flows.

NOTE 15 – BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our reporting structure is comprised of the following operating segments: Printed Circuit Materials (PCM), High Performance Foams (HPF) and Power Electronics Solutions (PES). Our non-core businesses are reported in the "Other" reportable segment.

•	Printed Circuit Materials

The Printed Circuit Materials operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

The polymer-based dielectric layers of our circuit board laminates are proprietary materials that provide highly specialized electrical and mechanical properties. Trade names for our printed circuit board materials include RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800®, LoPro®, COOLSPAN® and TMM® laminates. All of these laminates are used for making circuitry that receive, transmit, and process high frequency communications signals, yet each laminate has varying properties that address specific needs and applications within the communications market. High frequency circuits are used in the equipment and devices that comprise wireless communications systems, including cellular communications, digital cellular communications, paging, direct broadcast television, global positioning, mobile radio communications, and radar for both aviation and automotive applications.

•	High Performance Foams

The High Performance Foams operating segment includes polyurethane and silicone foam as well as solid products manufactured in roll stock, sheet, and molded formats. These materials have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

High Performance Foams products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable electronics including mobile internet devices, consumer goods, mass transportation, construction, printing applications and other markets. Trade names for our High Performance Foams include: PORON® Microcellular Urethanes used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; Rogers BISCO® silicone foams, solids, sponge and extrusion products for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

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
The Power Electronics Solutions operating segment is comprised of direct bond copper (DBC) ceramic substrate products and busbar power distribution products. We believe that our advanced, customized components enable the performance and reliability of today’s growing array of power electronic devices and serve to increase the efficiency of applications by managing heat and ensuring the reliability of these critical devices used in converting raw energy into controlled and regulated power that can be used and managed.
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

This segment previously included the results of the Composite Materials operating segment, which qualified as a discontinued operation in the fourth quarter of 2012 when we shut down production of non-woven composite materials. All results have been recast to exclude this segment from consolidated results or continuing operations.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	High Performance Foams	Printed Circuit Materials	Power Electronics Solutions	Other	Total
2014
Net sales	$173,671	$240,864	$171,832	$24,544	$610,911
Operating income (loss)	23,143	43,703	5,355	8,226	80,427
Total assets	219,502	215,077	375,686	24,852	835,117
Capital expenditures	6,197	14,290	7,489	779	28,755
Depreciation & amortization	6,561	9,575	9,332	800	26,268
Investment in unconsolidated joint ventures	17,214	—	—	—	17,214
Equity income (loss) in unconsolidated joint ventures	4,123	—	—	—	4,123
2013
Net sales	$168,082	$184,949	$160,730	$23,721	$537,482
Operating income (loss)	22,339	18,788	1,088	7,065	49,280
Total assets	221,848	177,716	382,818	24,152	806,534
Capital expenditures	3,030	7,793	5,287	749	16,859
Depreciation & amortization	6,410	7,004	12,406	531	26,351
Investment in unconsolidated joint ventures	18,463	—	—	—	18,463
Equity income (loss) in unconsolidated joint ventures	4,326	—	—	—	4,326
2012
Net sales	$179,421	$161,893	$134,279	$23,168	$498,761
Operating income (loss)	25,730	8,170	(12,022)	3,786	25,664
Total assets	233,401	156,103	345,013	24,761	759,278
Capital expenditures	4,947	12,849	5,746	232	23,774
Depreciation & amortization	7,947	7,172	11,083	928	27,130
Investment in unconsolidated joint ventures	21,171	—	—	—	21,171
Equity income (loss) in unconsolidated joint ventures	4,743	—	—	—	4,743
Inter-segment sales have been eliminated from the sales data in the preceding table.

The following table sets forth the operating income (loss) reconciliation to the consolidated statements of income (loss) for the periods indicated:

	2014	2013	2012
Operating income (loss)	$80,427	$49,280	$25,664

Equity income in unconsolidated joint ventures	4,123	4,326	4,743
Other income (expense), net	(1,194)	(1,240)	(208)
Net realized investment gain (loss)	—	—	(3,245)
Interest income (expense), net	(2,946)	(3,481)	(4,304)
Income (loss) before income taxes	$80,410	$48,885	$22,650

Information relating to our operations by geographic area is as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2014	2013	2012	2014	2013	2012

United States	$128,186	$118,263	$115,035	$70,532	$64,545	$64,845
Asia	324,643	275,969	250,682	71,661	68,613	69,830
Europe	148,026	132,126	123,040	144,794	171,615	172,671
Other	10,056	11,124	10,004	—	—	—
Total	$610,911	$537,482	$498,761	$286,987	$304,773	$307,346

(1)    Net sales are allocated to countries based on the location of the customer.
(2)    Long-lived assets are based on the location of the asset and are comprised of goodwill and other intangibles and property, plant and equipment.

NOTE 16 – RESTRUCTURING AND IMPAIRMENT CHARGES

•	2014
In the fourth quarter of 2014, we recognized a $0.2 million charge related to the impairment of the investment in Solicore, Inc. As this investment does not specifically relate to any of our operating segments, we have allocated this impairment charge on a basis similar to other Corporate allocations. See Note 8 - Investment for further details on this write-down.
In the fourth quarter of 2014, certain eligible participants in the defined benefit pension plans were given a lump sum payout offer. The payout of this program resulted in a settlement charge of $5.2 million.

•	2013
In 2013, we recognized approximately $10.4 million of restructuring and impairment charges. Approximately $5.7 million of these charges are related to the streamlining initiatives that began in 2012 as we incurred approximately $4.2 million in severance and related charges as a result of these activities as well as changes to the executive management team and we recognized a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans. Further in 2013, we recognized a $4.6 million charge related to the impairment of the investment in Solicore, Inc. As this investment does not specifically relate to any of our operating segments, we have allocated this impairment charge on a basis similar to other Corporate allocations. See Note 8 - Investment for further details on this write-down.

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

•
$0.5 million of charges related to the shut-down of Power Distribution Systems startup operations in North America for accelerated depreciation on certain assets, along with $0.1 million of other costs associated with the shut-down; and

•
Other charges included, $0.4 million of accelerated depreciation of certain assets of Curamik, $0.3 million impairment charge relate to an investment related receivable, and a $0.4 million impairment charge on a license agreement.

High Performance Foams
In the second quarter of 2012, we announced the shut-down of the High Performance Foams manufacturing facility in Bremen, Germany. This shut-down was completed in the first quarter of 2013. The manufacture of certain silicone foam materials produced in the Bremen facility was consolidated into our existing silicone foam manufacturing facility in Carol Stream, Illinois, while other product lines were discontinued. Charges related to the shut-down of the facility include the following: $0.9 million of severance charges related to the termination of certain employees, $0.8 million of accelerated depreciation expense on certain assets that were no longer to be used in production, $0.2 million of inventory related charges and $0.1 million related to a fixed asset disposal. We also incurred an additional $1.4 million in costs related to the shut-down of the facility and other costs to remove and transport certain equipment to Carol Stream. In 2012, we recorded $1.0 million as restricted cash related to early termination of the Bremen Facility lease. This amount was paid to the lessor in the first quarter of 2013.
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

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in 2014, 2013 and 2012.

(Dollars in thousands)
	December 31, 2014	December 31, 2013	December 31, 2012
Cost of Sales

High Performance Foams
Accelerated depreciation expense related to Bremen shut-down	$—	$—	$764
Inventory impairment related to Bremen shut-down	—	—	191
Union ratification bonus	—	181	—
Printed Circuit Materials
Union ratification bonus	—	179	—
Power Electronics Solutions
Accelerated depreciation related to certain assets	—	—	393
Accelerated depreciation expense related to U.S. shut-down	—	—	499
Union ratification bonus	—	8	—
Total charges for Cost of Sales	$—	$368	$1,847

Restructuring and Impairment

High Performance Foams
Pension settlement charge	1,332	—	—
Fixed asset disposal (1)	—	—	79
Severance related to Bremen shut-down	—	—	861
Bremen shut down-costs	—	—	1,442
Allocated severance and related costs	—	1,345	2,188
Allocated Solicore impairment	42	1,617	—
Printed Circuit Materials
Pension settlement charge	1,954	—	—
Allocated severance and related costs	—	802	2,915
Allocated Solicore impairment	62	1,617	—
Power Electronics Solutions
Pension settlement charge	1,921	—	—
Impairment of investment related receivable	—	—	264
Severance and related costs	—	3,494	1,799
Severance related to Hungary move	—	—	3,774
PDS North America shut-down costs	—	—	149
Allocated Solicore impairment	61	1,155	—
Other
Pension settlement charge	17	—	—
License agreement expense	—	—	356
Allocated severance and related costs	—	115	255
Allocated Solicore impairment	1	231	—
Total charges for Restructuring and Impairment	$5,390	$10,376	$14,082

(1) In the first quarter of 2012, we signed an agreement to sell our facility in Richmond, Virginia for $1.5 million. This facility had a book value of approximately $1.8 million prior to the signing of the agreement, and we recorded an impairment charge of approximately $0.4 million as of December 31, 2011, which represented the write down to the selling price minus approximately $0.1 million of estimated selling costs. The transaction closed in the second quarter of 2012.

The following table summarizes charges in the severance accrual from January 1, 2014 through December 31, 2014:

(Dollars in thousands)	Streamlining and restructuring related activities	Bremen facility shut down	Curamik finishing operations relocation to Hungary	Total
Balance at January 1, 2014	$695	$—	$—	$695
Provisions		—	—	—
Payments	(695)	—	—	(695)
Balance at December 31, 2014	$—	$—	$—	$—

Balances may differ from prior periods due to foreign exchange rate fluctuations.

NOTE 17 – DISCONTINUED OPERATIONS
In the fourth quarter of 2011, we made the strategic decision to end the operations of our Thermal Management Solutions operating segment. We had invested in its operations for the previous few years, but had difficulty gaining traction in the market and working through issues in the manufacturing process. Therefore, we determined that we would not achieve future success in this operation and chose to shut down operations rather than invest further. There was no activity for this segment in 2014 or 2013. For the year ended December 31, 2012, an operating loss of $0.1 million net of tax, was reflected as discontinued operations in the accompanying consolidated statements of income (loss). Net sales associated with the discontinued operations for the year ended December 31, 2012 was $0.1 million. The tax related to the discontinued operations was de minimis for 2013 and 2012.
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years and totaled approximately $5.3 million for the year ended December 31, 2012. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. There was no activity for this segment in 2014. For the year ended December 31, 2013, an operating loss of $0.1 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statement of income (loss). Net sales for 2013 were $0.2 million and tax related to the discontinued operation was $0.1 million for the year ended December 31, 2013. For the year ended December 31, 2012 an operating loss of $0.3 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statements of income (loss). The tax related to the discontinued operations was de minimis for the year ended December 31, 2012.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share amounts)	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$146,640	$153,495	$163,052	$147,724
Gross margin	53,919	57,138	64,548	58,335
Income (loss) from continuing operations	14,580	10,902	20,388	7,013

Net income per share:
Basic	$0.81	$0.60	$1.12	$0.38
Diluted	0.79	0.58	1.09	0.37

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$125,979	$132,452	$142,820	$136,231
Gross margin	41,289	44,429	51,186	50,796
Income (loss) from continuing operations	6,976	5,583	13,572	11,528

Net income per share:
Basic	$0.41	$0.33	$0.79	$0.66
Diluted	0.39	0.32	0.76	0.64

NOTE 19 - RECENT ACCOUNTING STANDARDS

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition. The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for us beginning January 1, 2017, and may be applied on a full retrospective or modified retrospective approach. Earlier application is prohibited. We are currently evaluating the impact of implementation of this standard on our financial statements.

NOTE 20 - SUBSEQUENT EVENTS

On January 22, 2015, pursuant to the Stock Purchase Agreement with Handy & Harman Group, Ltd., we completed the acquisition of Arlon, LLC and its subsidiaries, other than Arlon India (Pvt) Limited, for $157.0 million, subject to post closing adjustments. In accordance with the Amended Credit Agreement and due to the size of the acquisition, we were required to obtain a waiver prior to completing the acquisition.

We used cash on hand and our existing credit facility to fund the purchase price. The credit facility was used for $125.0 million, which was drawn on January 15, 2015. The borrowing will bear an initial interest rate of 1.9375% per annum, which is based on the one month LIBOR plus a spread between 175-200 basis points, with the actual spread determined by our leverage ratio. All borrowings under this credit agreement are due and mature on July 13, 2016, but we may prepay at any time.

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts
(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
December 31, 2014	$1,655	$250	$(1,429)	$—	$476
December 31, 2013	$1,773	$670	$(788)	$—	$1,655
December 31, 2012	$1,040	$1,253	$(520)	$—	$1,773

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 'Exchange Act”), as of December 31, 2014. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company's internal control over financial reporting, which report appears herein below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation

We have audited Rogers Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Rogers Corporation management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Rogers Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rogers Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Rogers Corporation and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Providence, Rhode Island
February 18, 2015

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Director Qualifications and Experience”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors - Meetings of Certain Committees” in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is hereby incorporated into this Item 10 by reference.

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

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Board of Directors - Directors' Compensation”, “Board of Directors - Meetings of Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2014, the end of the Company's fiscal year.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2014

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (5)	Weighted average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a) (6)

Equity Compensation Plans Approved by Security Holders
Rogers Corporation 1988 Stock Option Plan	3,000	$54.23	—
Rogers Corporation 1994 Stock Compensation Plan	525	23.86	—
Rogers Corporation 1998 Stock Incentive Plan	3,772	32.82	—
Rogers Corporation 2005 Equity Compensation Plan	187,175	46.77	—
Rogers Corporation 2009 Long-Term Equity Compensation Plan	150,067	33.65	1,176,882
Rogers Corporation Global Stock Ownership Plan For Employees (1)	—		166,152

Equity Compensation Plans Not Approved by Security Holders
Rogers Corporation 1990 Stock Option Plan (2)	25,608	35.33	—
Rogers Corporation Stock Acquisition Program (3)	—	—	120,883
Inducement Awards for the CEO when he joined Rogers (4)	23,200	37.05	—
Total (5)	393,347	$40.34	1,463,917

(1)	This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended.

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

(5)
Does not include deferred stock units, restricted stock or phantom stock units. As of December 31, 2014, 30,150 shares were reserved for deferred stock unit awards, 423,260 shares were reserved for restricted stock awards and 15,283 shares were reserved for phantom stock units related to the deferral of compensation ultimately to be paid in Rogers stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Board of Directors-Director Independence” in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees and Services set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(1) Financial Statements and Schedules - See Item 8.

The following consolidated financial statements of the Company are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position
Consolidated Statements of Income (Loss)
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Shareholders' Equity
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

2.2
Stock Purchase Agreement, dated as of December 18, 2014, by and among Handy & Harman Group, Ltd., Bairnco, LLC and Rogers Corporation, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2014.

2.3	Press release dated December 19, 2014, filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2014.

2.4
Amendment No. 1 to Stock Purchase Agreement, dated January 22, 2015, by and among Handy & Harman Group, Ltd.,Bairnco, LLC and Rogers Corporation, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2015.

2.5	Press release dated January 23, 2015, filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2015 .

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

10.14	Rogers Compensation Recovery Policy**, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2009*.

10.15	Amended Rogers Corporation 2009 Long-Term Equity Compensation Plan**, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.16	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed August 2, 2011*.

10.17	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 2, 2012*.

10.18	Form of Basic Time-Based Restricted Stock Unit Award Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 2, 2011*.

10.19	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed August 4, 2009*.

10.20	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2009*.

10.21	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2009*.

10.22	Form of Restricted Stock Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2009*.

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

10.24
Pledge and Security Agreement, dated as of November 23, 2010, by and among the Registrant, World Properties, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.74 to the 2010 Form 10-K*.

10.25	Guaranty Agreement, dated as of November 23, 2010, by and among World Properties, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.75 to the 2010 Form 10-K*.

10.26
Letter Agreement between the Registrant and Bruce D. Hoechner, dated September 15, 2011 and accepted on September 20, 2011**, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 26, 2011*.

10.27
Non-Qualified Stock Option Agreement between the Registrant and Bruce D. Hoechner**, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.28
Time-Based Restricted Stock Unit Award Agreement between the Registrant and Bruce D. Hoechner**, filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.29
Time-Based Restricted Stock Unit Award Agreement (4 Year Cliff Vested) between the Registrant and Bruce D. Hoechner**, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.30	Letter Agreement between the Company and David Mathieson, agreed to May 11, 2014, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2014.

10.31	Rogers Corporation 2009 Long-Term Equity Compensation Plan, as amended, filed with the SEC as Exhibit B to the Company's Definitive Proxy Statement which was filed on March 24, 2014.

10.32
General Release and Settlement Agreement between the Company and Dennis M. Loughran dated May 28, 2014, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2014.

10.33	Rogers Corporation Deferred Compensation Plan, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2014.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Marsh U.S.A., Inc., filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

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

101
The following materials from Rogers Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2014, 2013 and 2012; and (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

ROGERS CORPORATION (Registrant)
/s/ Bruce D. Hoechner
Bruce D. Hoechner
President and Chief Executive Officer Principal Executive Officer

Dated: February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Bruce D. Hoechner	/s/ Carol R. Jensen
Bruce D. Hoechner President and Chief Executive Officer Director Principal Executive Officer	Carol R. Jensen Director

/s/ David Mathieson	/s/ William E. Mitchell
David Mathieson Vice President, Finance, Chief Financial Officer	William E. Mitchell Director

/s/ John K. Krawczynski	/s/ Ganesh Moorthy
John J. Krawczynski Chief Accounting Officer and Corporate Controller	Ganesh Moorthy Director

/s/ Michael F. Barry	/s/ Robert G. Paul
Michael F. Barry Director	Robert G. Paul Director

/s/ Helene Simonet	/s/ Peter C. Wallace
Helene Simonet Director	Peter C. Wallace Director

/s/ Gregory B. Howey
Gregory B. Howey Director