Form 10-Q
period 2015-03-31
ROGERS CORP
filed 2015-04-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of April 22, 2015 was 18,624,682.

ROGERS CORPORATION
FORM 10-Q

March 31, 2015

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income (Loss)	3
		Condensed Consolidated Statements of Comprehensive Income (Loss)	4
		Condensed Consolidated Statements of Financial Position	5
		Condensed Consolidated Statement of Shareholders' Equity	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.		Controls and Procedures	35
Part II – Other Information
Item 1.		Legal Proceedings	36
Item 6.		Exhibits	36
Signatures			37
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$165,051	$146,640
Cost of sales	102,696	92,721
Gross margin	62,355	53,919

Selling and administrative expenses	36,147	27,599
Research and development expenses	6,108	4,863
Operating income	20,100	21,457

Equity income in unconsolidated joint ventures	919	977
Other income (expense), net	(129)	(1,191)
Interest income (expense), net	(1,006)	(748)
Income before income tax expense	19,884	20,495

Income tax expense	6,257	5,915
Net income (loss)	13,627	14,580

Basic earnings per share:	$0.74	$0.81

Diluted earnings per share:	$0.72	$0.79

Shares used in computing:
Basic earnings per share	18,475,507	17,950,843
Diluted earnings per share	18,949,594	18,549,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$13,627	$14,580

Foreign currency translation adjustment	(27,980)	(327)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	218	(180)
Unrealized gain (loss) reclassified into earnings	—	210
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6)
Amortization of loss	268	139
Other comprehensive income (loss)	(27,494)	(158)

Comprehensive income (loss)	$(13,867)	$14,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$199,858	$237,375
Accounts receivable, less allowance for doubtful accounts of $906 and $476	113,540	94,876
Accounts receivable from joint ventures	2,028	1,760
Accounts receivable, other	2,788	1,823
Taxes receivable	703	606
Inventories	82,239	68,628
Prepaid income taxes	4,726	4,586
Deferred income taxes	11,449	8,527
Asbestos-related insurance receivables	6,827	6,827
Other current assets	11,008	7,046
Total current assets	435,166	432,054

Property, plant and equipment, net of accumulated depreciation of $221,200 and $225,092	179,630	150,420
Investments in unconsolidated joint ventures	17,057	17,214
Deferred income taxes	40,918	44,853
Pension Asset	403	403
Goodwill	175,009	98,227
Other intangible assets	82,171	38,340
Asbestos-related insurance receivables	46,186	46,186
Other long-term assets	8,522	7,420
Total assets	$985,062	$835,117

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$29,954	$20,020
Accrued employee benefits and compensation	26,127	33,983
Accrued income taxes payable	8,402	6,103
Current portion of lease obligation	662	747
Current portion of long term debt	42,500	35,000
Asbestos-related liabilities	6,827	6,827
Other accrued liabilities	24,088	17,765
Total current liabilities	138,560	120,445

Long term lease obligation	5,285	6,042
Long term debt	137,500	25,000
Pension liability	19,650	17,652
Retiree health care and life insurance benefits	8,768	8,768
Asbestos-related liabilities	49,718	49,718
Non-current income tax	12,078	10,544
Deferred income taxes	37,725	14,647
Other long-term liabilities	2,707	338
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 18,605,116 and 18,403,109 shares outstanding	18,605	18,404
Additional paid-in capital	141,999	137,225
Retained earnings	505,055	491,428
Accumulated other comprehensive income (loss)	(92,588)	(65,094)
Total shareholders' equity	573,071	581,963
Total liabilities and shareholders' equity	$985,062	$835,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$18,404	$137,225	$491,428	$(65,094)	$581,963

Net income	—	—	13,627	—	13,627
Other comprehensive income (loss)	—	—	—	(27,494)	(27,494)
Stock options exercised	137	5,153	—	—	5,290
Shares issued for employees stock purchase plan	6	339	—	—	345
Shares issued for restricted stock	58	(2,316)	—	—	(2,258)
Stock-based compensation expense	—	1,598	—	—	1,598
Balance at March 31, 2015	$18,605	$141,999	$505,055	$(92,588)	$573,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2015	March 31, 2014
Operating Activities:
Net income	$13,627	$14,580
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	7,973	6,469
Stock-based compensation expense	1,598	1,758
Deferred income taxes	1,276	15
Equity in undistributed income of unconsolidated joint ventures	(919)	(977)
Dividends received from unconsolidated joint ventures	780	905
Pension and postretirement benefits	(294)	(642)
Gain from the sale of property, plant and equipment	—	(21)
Changes in operating assets and liabilities, excluding effects of acquisition of businesses:
Accounts receivable, accounts receivable other and taxes receivable	(5,299)	(8,192)
Accounts receivable, joint ventures	(333)	412
Inventories	(6,664)	2,626
Pension contribution	—	(765)
Other current assets	(3,431)	(377)
Accounts payable and other accrued expenses	4,352	2,463
Other, net	243	(470)
Net cash provided by (used in) operating activities	12,909	17,784

Investing Activities:
Acquisition of business, net of cash acquired	(155,778)	—
Capital expenditures	(8,486)	(2,233)
Proceeds from the sale of property, plant and equipment, net	—	21
Net cash provided by (used in) investing activities	(164,264)	(2,212)

Financing Activities:
Proceeds from long term borrowings	125,000	—
Repayment of debt principal and long term lease obligation	(5,065)	(3,826)
Proceeds from sale of capital stock, net	5,290	10,539
Issuance of restricted stock shares	(2,258)	(687)
Proceeds from issuance of shares to employee stock purchase plan	345	335
Net cash provided by (used in) financing activities	123,312	6,361

Effect of exchange rate fluctuations on cash	(9,474)	2,641

Net increase (decrease) in cash and cash equivalents	(37,517)	24,574
Cash and cash equivalents at beginning of year	237,375	191,884
Cash and cash equivalents at end of quarter	$199,858	$216,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for their fair presentation in accordance with U.S. generally accepted accounting principles. All significant intercompany transactions have been eliminated.
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10-K for the fiscal year ended December 31, 2014.

Note 2 - Fair Value Measurements
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of March 31, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	473	—	473	—
Copper derivative contracts	290	—	290	—
Interest rate swap	(128)	—	(128)	—

(Dollars in thousands)	Carrying amount as of December 31, 2014	Level 1	Level 2	Level 3
Foreign currency contracts	(18)	—	(18)	—
Copper derivative contracts	355	—	355	—
Interest rate swap	(144)	—	(144)	—

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

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the statements of income (loss) associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income (loss) during the current period. For the three month periods ended March 31, 2015 and 2014, there was no hedge ineffectiveness.
We currently have seventeen outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Printed Circuit Materials operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the 2015 and 2016 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the other income (expense), net line item in our condensed consolidated statements of income (loss).
During the three months ended March 31, 2015, we entered into Euro, Japanese Yen, Hungarian Forint, U.S. Dollar, and Chinese Yuan currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Certain contracts qualify for hedge accounting treatment, while others do not. Mark-to-market adjustments are recorded in the other income (expense), net line item in our condensed consolidated statements of income (loss) for those contracts that do not qualify for hedge accounting treatment. For those contracts that do qualify for hedge accounting treatment mark-to-market adjustments are recorded in other comprehensive income.
In 2012, we entered into an interest rate swap derivative instrument to hedge the variable London interbank offered rate ("LIBOR") portion of the interest rate on 65% of the term loan debt then outstanding, effective July 2013. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. At March 31, 2015, the term loan debt of $55.0 million and the revolving line of credit borrowings of $125.0 million represent our total outstanding debt. At March 31, 2015, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.75%.

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
April 2015 - June 2015	150	metric tons per month	CNY/EUR	¥683,664
July 2015 - September 2015	135	metric tons per month	USD/EUR	$3,000,000
October 2015 - December 2015	123	metric tons per month	EUR/USD	€10,062,000
January 2016 - March 2016	100	metric tons per month	JPY/USD	¥160,000,000
April 2016 - June 2016	50	metric tons per month	HUF/EUR	30,000,000
July 2016 - September 2016	20	metric tons per month	JPY/EUR	¥180,000,000
			CNY/USD	¥141,000,000

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the quarter ended March 31, 2015
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended
Contracts designated as hedging instruments	Other comprehensive income (loss)	$197
Contracts not designated as hedging instruments	Other income (expense), net	(250)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(290)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(128)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the quarter ended March 31, 2014
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended
Contracts not designated as hedging instruments	Other income (expense), net	$(7)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(1,027)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	(269)

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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Raw materials	$30,672	$26,787
Work-in-process	23,094	16,564
Finished goods	28,473	25,277
Total Inventory	$82,239	$68,628

Note 5 - Acquisition
On January 22, 2015, we completed the previously announced acquisition of Arlon and its subsidiaries, other than Arlon India (Pvt) Limited (collectively, “Arlon”), pursuant to the terms of the Stock Purchase Agreement, dated December 18, 2014, by and among the Company, Handy & Harman Group, Ltd. (“H&H Group”) and its subsidiary Bairnco Corporation (“Bairnco”) (as amended, the “Purchase Agreement”).
Pursuant to the terms of the Purchase Agreement, we acquired Arlon and assumed certain liabilities related to the acquisition for an aggregate purchase price of approximately $157 million. The purchase price is subject to final post-closing adjustments under the terms of the Purchase Agreement.
We used borrowings of $125.0 million under our bank credit facility in addition to cash on hand, to fund the acquisition.
Arlon manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials. The acquisition of Arlon and its integration into our operating segments will provide increased scale and complementary product offerings, allowing us to enhance our ability to support our customers.

The acquisition has been accounted for in accordance with applicable purchase accounting guidance. The following table represents the preliminary fair market values assigned to the acquired assets and liabilities in the transaction. On a preliminary basis, we recorded goodwill, primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets related to the trademarks, technology and customer relationships. As of the filing date of this Form 10-Q, the process of valuing the net assets of the business is substantially complete, however, goodwill is subject to change, based on the finalization of acquisition accounting.

(Dollars in thousands)
January 22, 2015
Assets:
Cash	$142
Accounts receivable	17,301
Other current assets	856
Inventory	10,029
Deferred income tax assets, current	1,035
Property, plant & equipment	30,807
Intangible assets	50,020
Goodwill	85,379
Total assets	195,569

Liabilities:
Accounts payable	4,958
Other current liabilities	4,249
Deferred tax liability	23,706
Other long-term liabilities	4,555
Total liabilities	37,468

Fair value of net assets acquired	$158,101

The intangible assets consists of developed technology valued at $15.8 million, customer relationships valued at $32.7 million and trademarks valued at $1.6 million. The fair value of acquired identified intangible assets was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 under the fair value measurements and disclosure guidance.
The weighted average amortization period for the intangible asset classes are 5.7 years for developed technology, 6.0 years for customer relationships and 3.2 years for trademarks, resulting in amortization expenses ranging from $1.8 million to $5.3 million annually. The estimated annual future amortization expense is $4.4 million for the remainder of 2015, and $5.8 million for each of the years ending 2016, 2017, 2018 and 2019.
During the first quarter of 2015, we incurred transaction costs of $1.5 million, which were recorded within selling and administrative expenses on the condensed consolidated statement of income (loss).
The results of Arlon have been included in our consolidated financial statements only for the period subsequent to the completion of our acquisition on January 22, 2015 through March 31, 2015. Arlon's revenues for this period totaled $20.2 million.

The following unaudited pro forma financial information presents the combined results of operations of Rogers and Arlon for the three months ended March 31, 2014, as if the acquisition had occurred on January 1, 2014. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial position that would have been reported had the Arlon acquisition been completed as of January 1, 2014 and should not be taken as indicative of our future consolidated results of operations or financial position.

Three months ended March 31, 2014
(Dollars in thousands)
Net sales	$173,000
Net income	$17,393

Note 6 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at March 31, 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income before reclassifications	(27,980)	—	124	(27,856)
Amounts reclassified from accumulated other comprehensive income	—	268	94	362
Net current-period other comprehensive income	(27,980)	268	218	(27,494)
Ending Balance March 31, 2015	$(42,173)	$(50,540)	$125	$(92,588)
(1) Net of taxes of $11,807 and $11,952 for the periods ended March 31, 2015 and December 31, 2014, respectively.
(2) Net of taxes of $50 and $50 for the periods ended March 31, 2015 and December 31, 2014, respectively.
The changes of accumulated other comprehensive income (loss) by component at March 31, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income before reclassifications	(327)	—	(180)	(507)
Amounts reclassified from accumulated other comprehensive income	—	139	210	349
Net current-period other comprehensive income	(327)	139	30	(158)
Ending Balance March 31, 2014	$22,429	$(33,858)	$(179)	$(11,608)
(3) Net of taxes of $2,825 and $2,900 for the periods ended March 31, 2014 and December 31, 2013, respectively.
(4) Net of taxes of $96 and $110 for the periods ended March 31, 2014 and December 31, 2013, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the quarter ended March 31, 2015
Details about accumulated other comprehensive income components	Three months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	145	Realized gain (loss)
	(51)	Tax benefit (expense)
	94	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	412	(5)
	412	Total before tax
	(144)	Tax benefit (expense)
	$268	Net of tax
(5) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the quarter ended March 31, 2014
Details about accumulated other comprehensive income components	Three months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities
	$323	Realized gain (loss)
	(113)	Tax benefit (expense)
	$210	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	214	(5)
	214	Total before tax
	(75)	Tax benefit (expense)
	$139	Net of tax

(5) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

Note 7- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income (loss)	$13,627	$14,580
Denominator:
Weighted-average shares outstanding - basic	18,476	17,951
Effect of dilutive shares	474	598
Weighted-average shares outstanding - diluted	18,950	18,549
Basic earnings per share:	$0.74	$0.81
Diluted earnings per share:	0.72	0.79
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have an anti-dilutive effect on net income per share (see table below).

	Quarter Ended
	March 31, 2015	March 31, 2014
Anti-dilutive shares excluded	—	42,463

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
During the three month period ended March 31, 2015 and March 31, 2014 we recognized approximately $0.1 million and $0.1 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of March 31, 2015 and changes during the three month period then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	393,347	$40.72	3.8	$16,019,130
Options granted	—	—
Options exercised	(141,097)	39.93
Options forfeited	(850)	43.00
Options outstanding at March 31, 2015	251,400	41.06	3.7	10,344,139
Options exercisable at March 31, 2015	237,412	40.42	3.3	9,920,540
Options vested or expected to vest at March 31, 2015*	250,980	41.05	3.7	10,331,431
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.
During the three month period ended March 31, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $5.7 million, and the total amount of cash received from the exercise of these options was $5.3 million.
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards. We currently have awards from 2013, 2014 and 2015 outstanding. These awards cliff vest at the end of the three year measurement period, except for the 2015 grants to those individuals who are retirement eligible during the grant period. These individuals may receive a pro-rata payout based on the actual retirement date if it occurs during the vesting period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period.
The 2013, 2014 and 2015 awards have two measurement criteria on which the final payout of each award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of each award is considered a performance condition. As such, the fair value of each award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
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

Below are the assumptions used in the Monte Carlo calculation:

	March 31, 2015	March 31, 2014
Expected volatility	28.2%	33.7%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.96%	0.67%
Expected dividend yield	—	—
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
Actual performance during the relevant period for the 2012 award, which vested as of December 31, 2014, met the target performance criteria and shares were paid out at 118.2% of target during the first quarter of 2015.

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2014	92,437
Awards granted	50,798
Stock issued	(20,910)
Awards forfeited	(6,110)
Non-vested awards outstanding at March 31, 2015	116,215
During the three months ended March 31, 2015, we recognized compensation expense for performance-based restricted stock awards of approximately $0.3 million. During the three months ended March 31, 2014, we recognized expense for performance-based restricted stock awards of approximately $0.6 million.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team. We currently have grants from 2011, 2012, 2013, 2014 and 2015 outstanding. The 2011 and 2012 grants cliff vest at the end of the four and three year vesting periods, respectively. The 2013, 2014 and 2015 grants typically vest on the first, second and third anniversaries of the original grant date. We do occasionally grant awards that cliff vest at the after 4 years. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2014	238,386
Awards granted	62,135
Stock issued	(65,684)
Awards forfeited	(2,960)
Non-vested awards outstanding at March 31, 2015	231,877
During the three months ended March 31, 2015, we recognized compensation expense for time-based restricted stock awards of approximately $1.1 million. During the three months ended March 31, 2014, we recognized compensation expense for time-based restricted stock awards of approximately $0.9 million.
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

Deferred Stock Units
Awards outstanding at December 31, 2014	30,150
Awards granted	—
Stock issued	—
Awards outstanding at March 31, 2015	30,150
There was no expense associated with the deferred stock units in the first quarter of 2015 or 2014.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended March 31, 2015 and 2014.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) for the periods indicated are:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	Quarter Ended		Quarter Ended
Change in benefit obligation:	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Service cost	$—	$—	$150	$160
Interest cost	1,839	2,018	75	83
Expected return on plan assets	(2,771)	(3,227)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	413	183	—	31
Settlement charge	—	110	—	—
Net periodic benefit cost (income)	$(519)	$(916)	$225	$274

In the first quarter of 2015, as part of the acquisition of Arlon, we acquired the The Hourly Employees Pension Plan of Arlon, LLC, Microwave Materials and Silicone Technologies Divisions, Bear, Delaware. This plan covers Arlon union employees and was frozen to new participants and accumulating benefits in 2006. As of the acquisition date, January 22, 2015, the funded status of the plan was a liability of $2.0 million. We have recorded this as part of our long term pension liability within our condensed consolidated statements of financial position.

In the first quarter of 2014, we made a one-time cash payment to a former employee of $0.8 million in accordance with the provisions of his retirement contract related to his participation in the Pension Restoration Plan. This payment resulted in a settlement charge of approximately $0.1 million, which was recognized in the first quarter of 2014.
Employer Contributions
In the first quarters of 2015 and 2014, we did not make any voluntary contributions to our qualified defined benefit pension plans.
We did not make any contributions to our non-qualified defined benefit pension plan for the quarter ended March 31, 2015. We made $0.8 million in contributions to our non-qualified defined benefit pension plan for quarter ended March 31, 2014.

Note 10 – Segment Information
Our reporting structure is comprised of the following operating segments: Printed Circuit Materials (PCM), High Performance Foams (HPF), Power Electronics Solutions (PES) and the Other segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally.
We completed the acquisition of Arlon on January 22, 2015. As part of the integration process, Arlon operations related to circuit materials and silicones are included in our PCM and HPF segments, respectively. The Other segment includes the Arlon business that manufactures specialty polyimide and epoxy-based laminates and bonding materials.
As a result of the acquisition, we significantly increased our asset holdings. The following table sets forth the total assets allocated to each segment:

(Dollars in thousands)
March 31, 2015
Assets
Printed Circuit Materials	$332,712
High Performance Foams	280,585
Power Electronics Solutions	330,631
Other	41,134
Total Assets	$985,062

The following table sets forth the information about our segments for the periods indicated:

(Dollars in thousands)	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales
Printed Circuit Materials	$71,287	$58,536
High Performance Foams	44,556	41,204
Power Electronics Solutions	38,529	40,798
Other	10,679	6,102
Net sales	$165,051	$146,640

Operating income (loss)
Printed Circuit Materials	$12,838	$11,960
High Performance Foams	3,015	5,729
Power Electronics Solutions	2,368	1,565
Other	1,879	2,203
Operating income (loss)	20,100	21,457

Equity income in unconsolidated joint ventures	919	977
Other income (expense), net	(129)	(1,191)
Interest income (expense), net	(1,006)	(748)
Income (loss) before income tax expense (benefit)	$19,884	$20,495
Inter-segment sales have been eliminated from the sales data in the preceding table.

Note 11 – Joint Ventures
As of March 31, 2015, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	High Performance Foams	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	High Performance Foams	December 31
We recognized equity income related to the joint ventures of $0.9 million and $1.0 million for the three month periods ended March 31, 2015 and March 31, 2014, respectively. These amounts are included in the condensed consolidated statements of income (loss).
The summarized financial information for the joint ventures for the periods indicated is as follows:

(Dollars in thousands)	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$10,978	$11,332
Gross profit	3,445	3,652
Net income	1,839	1,955
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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; and adjusted LIBOR plus 100 basis points. Euro-currency loans bear interest based on the adjusted LIBOR plus a spread of 175 - 250 basis points, depending on our leverage ratio. Our current borrowings are Euro-currency based.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.
In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement. The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016. In addition, we made a $125.0 million draw on the line of credit to fund the acquisition of Arlon. The aggregate mandatory principal payments due are as follows:

2015	$30.0	million
2016	$150.0	million
The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc. subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions. Further, we are required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0 and (ii) a minimum fixed charge coverage ratio (FCCR) of 1.75 to 1.00.

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
Relevant Fixed Charge metrics are detailed in the table below:

Periods	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015
Covenant Limit	1.75	1.75	1.75	1.75	1.75
Actual FCCR	2.69	2.65	2.70	2.58	2.36

As of March 31, 2015, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.51 on the leverage ratio and 2.36 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the Amended Credit Agreement. Also, in connection with the Amended Credit Agreement, we capitalized an additional $0.1 million of debt issuance costs in 2012. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in July 2016.
We incurred amortization expense of $0.1 million in each of the first quarters of 2015 and 2014. At March 31, 2015, we have approximately $0.6 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. In accordance with the Amended Credit Agreement and due to the size of the acquisition, we were required to obtain a waiver prior to completing the acquisition. During the first three months of 2015 and 2014, we made principal payments of $5.0 million and $3.8 million, respectively, on the outstanding debt.
We are obligated to pay $42.5 million on this debt obligation in the next 12 months under the term loan. As of March 31, 2015, the outstanding debt related to the Amended Credit Agreement, consists of $55.0 million of term loan debt and $125.0 million borrowed on the revolving credit line. We have the option to pay part of or the entire amount of the revolving line of credit at any time over the remaining life of the Amended Credit Agreement, with any balance due and payable at the agreement's expiration.
In addition, as of March 31, 2015 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of March 31, 2015 or December 31, 2014.
We also guarantee an interest rate swap related to the lease of the manufacturing facility in Eschenbach, Germany. The swap agreement is between the Company and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at March 31, 2015, and has a fair value of $0.3 million. We have concluded that default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of March 31, 2015 is $5.9 million. Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended March 31, 2015 and 2014. Accumulated depreciation at March 31, 2015 and December 31, 2014 was $1.7 million and $1.6 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of income (loss). Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income (loss). See “Interest” section below for further discussion.
Interest
We incurred interest expense on our outstanding debt of $0.8 million for the three month period ended March 31, 2015 and $0.5 million for the three month period ended March 31, 2014. We incurred an unused commitment fee for a de minimis amount for the three month period ended March 31, 2015 and $0.1 million for the three month period ended March 31, 2014. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013. At March 31, 2015, our outstanding debt balance is comprised of a term loan of $55.0 million and $125.0 million borrowed on the revolving line of credit. At March 31, 2015, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.75%.
We also incurred interest expense on the capital lease of $0.1 million for each of the three month periods ended March 31, 2015 and 2014.

Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if a default or event of default has occurred and is continuing or shall result from the cash dividend payment.

Note 13 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	March 31, 2015			December 31, 2014
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,583	$432	$2,151	$1,046	$364	$682
Technology	46,481	15,639	30,842	33,942	15,958	17,984
Covenant-not-to-compete	999	856	143	1,016	823	193
Customer relationships	50,026	5,179	44,847	19,123	4,406	14,717
Total definite lived intangible assets	$100,089	$22,106	$77,983	$55,127	$21,551	$33,576
(1) Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
On January 22, 2015, we acquired Arlon. For further detail on the goodwill and intangible assets recorded on the acquisition, see Note 5 - "Acquisition".
Amortization expense for the three month periods ended March 31, 2015 and March 31, 2014 was approximately $2.4 million, and $1.5 million, respectively. The estimated annual future amortization expense is $8.0 million, $10.2 million, $9.9 million, $9.4 million and $8.9 million for the remainder of 2015, 2016, 2017, 2018 and 2019, respectively. These amounts could vary based on changes in foreign currency exchange rates.
The weighted average amortization period as of March 31, 2015, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	4.2
Technology	4.7
Covenant not-to-compete	1.0
Customer relationships	6.1
Total other intangible assets	5.5
Approximately $5.3 million of indefinite-lived intangible assets comprised of trademarks were acquired from the acquisitions of Curamik. These assets are assessed for impairment annually or when changes in circumstances indicated that the carrying values may be recoverable. The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending March 31, 2015, by segment, was as follows:

(Dollars in thousands)	Printed Circuit Materials	High Performance Foams	Power Electronics Solutions	Other	Total
December 31, 2014	$—	$23,565	$72,438	$2,224	$98,227
Foreign currency translation adjustment	—	(275)	(8,322)	—	(8,597)
Arlon acquisition	51,862	33,517	—	—	85,379
March 31, 2015	$51,862	$56,807	$64,116	$2,224	$175,009

Note 14 – Commitments and Contingencies:
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2015, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.
PCB Contamination
We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the United States Environmental Protection Agency (EPA), Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut. The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. Additional PCB contamination at this facility was found in the original buildings, courtyards and surrounding areas including an on-site pond. Remediation activities of the affected building materials and courtyards were completed in 2014 at a total cost of $0.5 million. Remediation costs related to the soil contamination and the on-site pond are ongoing and expected to approximate $0.7 million. The soil contamination remediation is completed and we currently have a reserve of $0.2 million for the pond remediation recorded in our consolidated statements of financial position. We believe this reserve will be adequate to cover the remaining remediation work related to the soil and pond contamination based on the information known at this time. However, if additional contamination is found, the cost of the remaining remediation may increase.
Overall, we have spent approximately $2.4 million in remediation and monitoring costs related to these various PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi. As of March 31, 2015, there were 424 pending claims compared to 438 pending claims at December 31, 2014. The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled. Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court. This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted. The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming. Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010. The number of lawsuits filed against us in 2011, 2012, 2013, 2014 and the first quarter of 2015 (annualized) was significantly higher than in 2010. These new lawsuits are reflected in the National Economic Research Associates, Inc. ("NERA") and Marsh USA, Inc. ("Marsh") reports. (See "Impact on Financials Statements" section below.)

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants. We have obtained the dismissal of many of these claims. For the three months ended March 31, 2015, 62 claims were dismissed and no (0) claims were settled. For the year ended December 31, 2014, 104 claims were dismissed and 13 were settled. The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled. Nothing was paid on settlements for the three months ended March 31, 2015, compared to $3.2 million for the year ended 2014. Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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
To date, our insurance carriers have paid for substantially all of the settlement and defense costs associated with our asbestos-related claims. The current cost sharing agreement between us and such insurance carriers is primarily designed to facilitate the ongoing administration and payment of such claims by the carriers until the applicable insurance coverage is exhausted. This agreement, which replaced an older agreement that had expired, can be terminated by election of any party thereto after January 25, 2015. Absent any such election, the agreement will continue until a party elects to terminate it. As of the report filing date for this report, the agreement has not been terminated.
In 2014, the primary layer insurance policies providing coverage for the January 1, 1966 to January 1, 1967 period exhausted. The cost sharing agreement contemplates that any excess carrier over exhausted primary layer carriers will become a party to the cost sharing agreement, replacing the coverage provided by the exhausted primary policies if the carrier providing such excess coverage is not already a party to the cost sharing agreement. The excess carrier providing coverage for the period set forth above is currently providing applicable insurance coverage in accordance with the allocation provisions of the cost sharing agreement, but has not yet signed that agreement.

•	Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2014, the estimated liability and estimated insurance recovery for the ten year period through 2024 was $56.5 million and $53.0 million, respectively. There were no changes to these projections during the first three months of 2015. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

As of March 31, 2015, a reserve of $0.1 million was recorded for the continuing assessments to determine the extent of any potential remediation that may be required. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found. Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to environmental remediation at this site, nor are we able to reasonably estimate any potential range of exposure at this time. As such, no reserve specific to environmental remediation activity has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for alleged improper termination of our relationship. The sales agent/distributor is seeking compensation for the terminated relationship. During 2014, a mediation process was initiated and was completed during the three month period ended March 31, 2015. We reached a settlement related to this matter in the amount of $0.5 million.

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

Note 15 – Income Taxes
Our effective tax rate was 31.5% in the first quarter of 2015 as compared to 28.9% in the first quarter of 2014. In both the first quarter of 2015 and the first quarter of 2014, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2015, we have approximately $1.2 million of accrued interest related to uncertain tax positions included in the $12.1 million of unrecognized tax benefits, $12.0 million of which, if recognized, would impact the effective tax rate.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2011 through 2014 are subject to examination by these various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for years before 2011.

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

Forward Looking Statements
This information should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2014.
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the uncertain outlook for global economic growth in several of our key markets; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions or divestitures may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the possibility that changes in technology or market requirements will reduce the demand for our products; the possibility of significant declines in our backlog; the possibility of breaches of our information technology infrastructure; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility of adverse effects resulting from the expiration of issued patents; the possibility that we may be required to recognize impairment charges against goodwill, non-amortizable assets and other investments in the future; the possibility of increasing levels of excess and obsolete inventory; increases in our employee benefit costs could reduce our profitability; the possibility of work stoppages, union and work council campaigns, labor disputes and adverse effects related to changes in labor laws; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials, labor, transportation and utilities; changes in environmental and other governmental regulation which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities. Such factors also apply to our joint ventures. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law.
Additional information about certain factors that could cause actual results to differ from such forward-looking statements include those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2014 and previously filed Form 10-Q's.

Executive Summary
Company Background and Strategy
We are a global enterprise that provides customers with innovative solutions and industry leading products in a variety of markets, including portable communications, communications infrastructure, consumer electronics, safety and protection, automotive, defense and clean technology. We generate revenues and cash flows through the development, manufacture, and distribution of specialty material-based products that are sold to multiple customers, primarily original equipment manufacturers (OEMs) and contract manufacturers that, in turn, produce component products that are sold to end-customers for use in various applications.  As such, our business is highly dependent, although indirectly, on market demand for these end-user products. Our ability to forecast future sales growth is largely dependent on management’s ability to anticipate changing market conditions and how our customers will react to these changing conditions. It is also highly limited due to the short lead times demanded by our customers and the dynamics of serving as a relatively small supplier in the overall supply chain for these end-user products. In addition, our sales represent a number of different products across a wide range of price points and distribution channels that do not always allow for meaningful quantitative analysis of changes in demand or price per unit with respect to the effect on sales and earnings.
Strategically, our current focus is on three mega trends that have fueled growth of our Company: 1) continued growth of the internet and the variety of ways in which it can be accessed, (2) expansion of safety and protection, and (3) further investment in clean technology. These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years. We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets. We will continue to focus on business opportunities and invest in expansion around the globe. Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selected markets. To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.
2015 First Quarter Executive Summary
On January 22, 2015, we acquired Arlon and its subsidiaries, other than Arlon India (Pvt) Limited (collectively, “Arlon”). As part of the integration process, Arlon operations related to circuit materials and silicones are included in our Printed Circuit Materials and High Performance Foam segments, respectively. The Other segment includes the Arlon business that manufactures specialty polyimide and epoxy-based laminates and bonding materials.
The first quarter of 2015 results include the newly acquired Arlon business from the date of acquisition, January 22, 2015. We have incurred non-recurring integration costs as a result of the acquisition and it has contributed to net sales and earnings growth.
In the first quarter of 2015, we achieved net sales of $165.1 million, a 12.6% increase from the first quarter of 2014 net sales of $146.6 million. The increase in net sales was primarily a result of acquisition growth of 13.8% and organic sales growth of 3.2%, which was partially offset by a negative currency impact of 4.3%. Net sales in Printed Circuit Materials increased 21.8% from $58.5 million in first quarter of 2014 to $71.3 million in the first quarter of 2015 and net sales in High Performance Foams increased 8.1% from $41.2 million in the first quarter of 2014 to $44.6 million in the first quarter of 2015. These improvements were partially offset by a decline in net sales of 5.6% at our Power Electronics Solutions operating segment from $40.8 million in the first quarter of 2014 to $38.5 million in the first quarter of 2015.
Net Income decreased by 6.8% from $14.6 million in the first quarter of 2014 to $13.6 million in the first quarter of 2015. In the first quarter of 2015, net income included approximately $4.3 million of expense related to integrating the Arlon acquisition. We also experienced strong improvement in gross margin, which increased from 36.8% in the first quarter of 2014 to 37.8% in the first quarter of 2015. The first quarter of 2015 gross margin includes approximately $1.7 million of purchase accounting costs. The quarterly improvement was primarily the result of increased operating leverage on the incremental sales volume enhanced by improved operating efficiencies across our operating segments.
Going forward, we expect to experience continued sales growth in Rogers' applications for telecommunications, automotive safety systems, rail traction, hybrid all-electric vehicles (EV/HEV), energy efficient motor controls, automotive electrification and safety and protective cushioning. We also believe that many opportunities for growth exist, particularly as we expand our presence across new markets and regions, as well as further diversify our product portfolio in the markets we serve today.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	100.0%	100.0%
Gross margin	37.8%	36.8%

Selling and administrative expenses	21.9%	18.8%
Research and development expenses	3.7%	3.3%
Operating income (loss)	12.2%	14.6%

Equity income in unconsolidated joint ventures	0.6%	0.7%
Other income (expense), net	(0.1)%	(0.8)%
Interest income (expense), net	(0.6)%	(0.5)%
Income (loss) before income tax expense (benefit)	12.0%	14.0%

Income tax expense (benefit)	3.8%	4.0%

Income (loss) from continuing operations	8.3%	9.9%
Net Sales
Net sales increased by 12.6% from $146.6 million in the first quarter of 2014 to $165.1 million in the first quarter of 2015. The increase in net sales was primarily acquisition related growth of 13.8% and organic sales growth of 3.2%, partially offset by a negative currency impact of 4.3%. The Printed Circuit Materials operating segment increased 21.8%: acquisition growth of 17.9% and organic growth of 5.2%, partially offset by a negative currency impact of 1.3%. The High Performance Foams operating segment increased 8.1%: acquisition growth of 12.7% offset by an organic sales decline of 3.2% and a negative currency impact of 1.4%. The Power Electronics Solutions operating segment declined 5.6%: organic sales growth of 6.9% offset by a negative currency impact of 12.5%. See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased by 100 basis points from 36.8% in the first quarter of 2014 to 37.8% in the first quarter of 2015. The gross margin for the first quarter of 2015 included approximately $1.7 million of purchase accounting expenses related to the Arlon acquisition, of which, $1.6 million was the non-recurring fair value adjustment for inventory. The year over year improvement was primarily the result of the incremental contribution from the increase in organic net sales related to the PCM and PES businesses. In addition, we continue to implement improvements in supply chain, product quality and procurement, which also favorably impacted margin performance.
Selling and Administrative Expenses
Selling and administrative expenses increased 31.0% from $27.6 million in the first quarter of 2014 to $36.1 million in the first quarter of 2015. First quarter 2015 results included approximately $4.3 million in integration expenses related to the Arlon acquisition. Additional increases in expenses were due to a variety of factors, including $2.0 million of Arlon selling and administrative expenses, $1.1 million of amortization associated with the acquisition, $0.4 million of defined benefit pension plan costs and other net increases of approximately $0.5 million for incremental expenditures in certain key strategic areas, such as sales and marketing, as well as incremental incentive compensation costs.
Research and Development Expenses
Research and development (R&D) expenses increased 25.6% from $4.9 million in the first quarter of 2014 to $6.1 million in the first quarter of 2015. As a percentage of net sales, R&D costs increased from 3.3% of net sales in the first quarter of 2014 to 3.7% of net sales in the first quarter of 2015. From a gross spending perspective, we are increasing investments that are targeted at developing new platforms and technologies focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts. This partnership resulted in the creation of the Rogers Innovation Center at its Burlington, Massachusetts campus and as a result of this partnership, we expect to increase R&D expenditures. Our long term goal is to reinvest approximately 6% of net sales back into R&D activities.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures remained consistent, with a slight decrease from $1.0 million in the first quarter of 2014 to approximately $0.9 million in the first quarter of 2015.
Other Income (Expense), Net
In the first quarter of 2015, other income (expense), net, was expense of $0.1 million as compared to an expense of $1.2 million in the first quarter of 2014. Our 2014 results included unfavorable mark to market adjustments related to copper hedging contract and unfavorable foreign currency transaction costs.
Interest Income (Expense), Net
Interest income (expense), net, increased by 34.5% from $0.7 million of expense in the first quarter of 2014 to $1.0 million of expense in the first quarter of 2015. This increase was due to interest on the long term debt associated with the Arlon acquisition, which occurred in January of 2015.
Income Taxes
Our effective tax rate was 31.5% in the first quarter of 2015 as compared to 28.9% in the first quarter of 2014. In both 2015 and 2014, our tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory rate of 35%.

Segment Sales and Operations
Printed Circuit Materials

(Dollars in millions)	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$71.3	$58.5
Operating income (loss)	12.8	12.0
The Printed Circuit Materials (PCM) operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q1 2015 versus Q1 2014
Net sales in this segment increased by 21.8% from $58.5 million in the first quarter of 2014 to $71.3 million in the first quarter of 2015. The acquisition of Arlon in January of 2015 added 17.9% sales growth, organic sales growth was 5.2% and currency fluctuations decreased net sales by 1.3% as compared to the same period in the prior year. The quarter over quarter increase in net sales is due primarily to a 43.5% increase in demand in automotive safety radar applications for Advanced Driver Assistance Systems as auto manufacturers continue to adopt this safety feature into their designs. Aerospace and defense applications increased 47.5% as did sales for high frequency circuit materials to support wireless base station and antenna applications in connection with the global 4G/LTE infrastructure build-out, which increased 24.5%. These increases were partially offset by a 62.4% decline in net sales for certain applications in handheld devices for improved internet connectivity.
Operating income improved by 7.3% from $12.0 million in the first quarter of 2014 to $12.8 million in the first quarter of 2015. As a percentage of net sales, first quarter of 2015 operating income was 18.0%, a 240 basis point decline as compared to the 20.4% reported in the first quarter of 2014. First quarter 2015 results included approximately $2.2 million of integration expenses related to the Arlon acquisition. These expenses were offset by the addition of the operating income from the acquisition, combined with the incremental contribution on the net sales organic growth as we were able to achieve this operating income growth by utilizing our existing manufacturing capacity. Results were also favorably impacted by the continuous efforts targeted at manufacturing efficiency improvements.

High Performance Foams

(Dollars in millions)	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$44.6	$41.2
Operating income (loss)	3.0	5.7
The High Performance Foams (HPF) operating segment is comprised of our polyurethane and silicone products, which are sold into a wide variety of markets for various applications such as general industrial, mobile internet devices, consumer and transportation markets for gasketing, sealing, and cushioning applications.
Q1 2015 versus Q1 2014
Net sales in this segment increased by 8.1% from $41.2 million in the first quarter of 2014 to $44.6 million in the first quarter of 2015. The acquisition of Arlon in January 2015 added 12.7% sales growth, offset by organic sales decline of 3.2% and unfavorable currency fluctuations of 1.4% as compared to the same period in the prior year. The decline in net sales was driven primarily by a 15.4% decline in net sales into the portable electronics (mobile internet devices and feature phone applications). The decrease was partially offset by a 39.2% increase in demand in general industrial and a 11.7% increase in consumer comfort and impact protection
Operating income declined by 47.4% from $5.7 million in the first quarter of 2014 to $3.0 million in the first quarter of 2015. As a percentage of net sales, first quarter of 2015 operating income was 6.8%, a 710 basis point decline as compared to the 13.9% reported in the first quarter of 2014. First quarter 2015 results included approximately $1.5 million of integration expenses related to the Arlon acquisition. Additionally contributing to the the decline in operating income was lower organic sales volume.
Power Electronics Solutions

(Dollars in millions)	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$38.5	$40.8
Operating income (loss)	2.4	1.6
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
Q1 2015 versus Q1 2014
Net sales in this segment decreased by 5.6% from $40.8 million in the first quarter of 2014 to $38.5 million in the first quarter of 2015. Currency fluctuations decreased net sales by 12.5% as compared to the same period in the prior year offset with an increase in organic sales of 6.9%. The organic sales growth was driven by an increase in demand in mass transit (4.8%) and electric vehicle applications (65.5%) offset in part by weaker demand in variable frequency motor drives (13.9%) and certain renewable energy applications (19.8%).
Operating income improved by 51.3% from $1.6 million in the first quarter of 2014 to $2.4 million in the first quarter of 2015. As a percentage of net sales, first quarter of 2015 operating income was 6.1%, a 230 basis point improvement as compared to the 3.8% reported in the first quarter of 2014. This increase is primarily due to manufacturing efficiency improvements.
Other

(Dollars in millions)	Quarter Ended
	March 31, 2015	March 31, 2014
Net sales	$10.7	$6.1
Operating income (loss)	1.9	2.2
Our Other segment consists of our elastomer rollers and floats, as well as our inverter distribution business. The Arlon acquisition has added a business to this segment that manufactures specialty polyimide and epoxy-based laminates and bonding materials.

Q1 2015 versus Q1 2014
Net sales increased by 75.4% from $6.1 million in the first quarter of 2014 to $10.7 million in the first quarter of 2015.  The acquisition of Arlon in January 2015 added 73.2% sales growth. There was also stronger demand for elastomer rollers and floats products, which increased 2.0% quarter over quarter.
Operating income declined by 13.6% from $2.2 million in the first quarter of 2014 to $1.9 million in the first quarter of 2015. As a percentage of net sales, first quarter of 2015 operating income was 17.6%, as compared to the 36.1% achieved in the first quarter of 2014. The decline was primarily due to $0.6 million of integration expenses related to the Arlon acquisition that are included in the first quarter 2015 results.

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

(Dollars in thousands)	March 31, 2015	December 31, 2014
Key Balance Sheet Accounts:
Cash and cash equivalents	$199,858	$237,375
Accounts receivable, net	113,540	94,876
Inventory	82,239	68,628
Outstanding borrowing on credit facilities (short term and long term)	180,000	60,000

	Three Months Ended
	March 31, 2015	March 31, 2014
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$12,909	$17,784
Cash provided by (used in) investing activities	(164,264)	(2,212)
Cash provided by (used in) financing activities	123,312	6,361
At the end of the first quarter of 2015, cash and cash equivalents were $199.9 million as compared to $237.4 million at the end of 2014, a decrease of $37.5 million, or approximately 15.8%. This decrease was due primarily to $34.7 million being disbursed for the acquisition of Arlon, as well as $8.5 million in capital expenditures and $5.0 million in required debt payments, partially offset by the receipt of $5.3 million related to stock option exercises.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
U.S.	$49,776	$96,721
Europe	70,973	71,802
Asia	79,109	68,852
Total cash and cash equivalents	$199,858	$237,375
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.

Significant changes in our balance sheet accounts from December 31, 2014 to March 31, 2015 were as follows:

◦
Inventory increased by 19.8% from $68.6 million at December 31, 2014 to $82.2 million at March 31, 2015. This overall increase is attributable to the acquisition of Arlon inventory of $9.0 million and higher levels of inventory across all business units to address customer demand.

◦
Property, plant and equipment, increased by 19.4% from $150.4 million to $179.6 million. The increase was primarily due to the acquisition of Arlon, which increased property, plant and equipment by $32.6 million.

◦
Goodwill and other intangible assets increased by 78.2% and 114.6% from $98.2 million and $38.3 million to $175.0 million and $82.2 million, respectively. These increases were due to the acquisition of Arlon.

◦
Long-term debt increased by 200%, from $60.0 million to $180.0 million. The increase was due to financing of $125.0 million for the acquisition of Arlon, offset by $5.0 million in principal repayments.

Credit Facilities
On July 13, 2011, we entered into an amended and restated $265.0 million secured five year credit agreement, which we amended in March, 2012. This credit agreement (“Amended Credit Agreement”) is with (i) JPMorgan Chase Bank, N.A., as administrative agent; (ii) HSBC Bank USA, National Association; (iii) RBS Citizens, National Association; (iv) Fifth Third Bank; and (v) Citibank, N.A.  JPMorgan Securities LLC and HSBC Bank USA, National Association acted as joint bookrunners and joint lead arrangers; HSBC Bank USA, National Association and RBS Citizens, National Association acted as co-syndication agents; and Fifth Third Bank and Citibank, N.A. acted as co-documentation agents. The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on November 23, 2010 and increased our borrowing capacity from $165.0 million under the original agreement to $265.0 million under the Amended Credit Agreement.
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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 75 - 150 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; and adjusted LIBOR plus 100 basis points. Euro-currency loans bear interest based on the adjusted LIBOR plus a spread of 175 - 250 basis points, depending on our leverage ratio. Our current borrowings are Euro-currency based.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.35% (based upon its leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.
In connection with the Amended Credit Agreement, we transferred borrowings in the amount of $100.0 million from the revolving credit line under the November 23, 2010 credit agreement to the term loan under the Amended Credit Agreement. The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2011, and are scheduled to be completed on June 30, 2016. In addition, we made a $125.0 million draw on the line of credit to fund the acquisition of Arlon. The aggregate mandatory principal payments due are as follows:

2015	$30.0	million
2016	$150.0	million
The Amended Credit Agreement is secured by many of the assets of Rogers and our World Properties, Inc, subsidiary, including but not limited to, receivables, equipment, intellectual property, inventory, stock in certain subsidiaries and real property.
As part of the Amended Credit Agreement, we are restricted in our ability to perform certain actions, including, but not limited to, our ability to pay dividends, incur additional debt, sell certain assets, and make capital expenditures, with certain exceptions. Further, we are required to maintain certain financial covenant ratios, including (i) a leverage ratio of no more than 3.0 to 1.0 and (ii) a minimum fixed charge coverage ratio (FCCR) of 1.75 to 1.00.

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
Relevant Fixed Charge metrics are detailed in the table below.

Periods	Q1 2014	Q2 2014	Q3 2014	Q4 2014	Q1 2015
Covenant Limit	1.75	1.75	1.75	1.75	1.75
Actual FCCR	2.69	2.65	2.70	2.58	2.36
As of March 31, 2015, we were in compliance with all of our covenants, as we achieved actual ratios of approximately 1.51 on the leverage ratio and 2.36 on the fixed charge coverage ratio.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
In connection with the establishment of the initial credit agreement in 2010, we capitalized approximately $1.6 million of debt issuance costs. We capitalized an additional $0.7 million of debt issuance costs in 2011 related to the Amended Credit Agreement. Also in connection with the Amended Credit Agreement, we capitalized an additional $0.1 million of debt issuance costs in the first quarter of 2012. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in July 2016.
We incurred amortization expense of $0.1 million in each of the first quarters of 2015 and 2014, respectively. At March 31, 2015, we have approximately $0.6 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. In accordance with the Amended Credit Agreement and due to the size of the acquisition, we were required to obtain a waiver prior to completing the acquisition. During the first three months of 2015 and 2014, we made principal payments of $5.0 million and $3.8 million, respectively on the outstanding debt.
We are obligated to pay $42.5 million on this debt obligation in the next 12 months under the term loan. As of March 31, 2015, the outstanding debt related to the Amended Credit Agreement, consists of $55.0 million of term loan debt and $125.0 million borrowed on the revolving credit line. We have the option to pay part of or the entire amount of the revolving line of credit at any time over the remaining life of the Amended Credit Agreement, with any balance due and payable at the agreement's expiration.
In addition, as of March 31, 2015 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of March 31, 2015 or December 31, 2014.
We also guarantee an interest rate swap related to the lease of the Curamik manufacturing facility in Eschenbach, Germany. The swap agreement is between the lessor, our Curamik subsidiary, and a third party bank. We guarantee any liability related to the swap agreement in case of default by the lessor through the term of the swap until expiration in July 2016, or if we exercised the option to buyout the lease at June 30, 2013 as specified within the lease agreement. We did not exercise our option to buyout the lease at June 30, 2013. The swap is in a liability position with the bank at March 31, 2015, and has a fair value of $0.3 million. We have concluded that default by the lessor is not probable during the term of the swap, and we chose not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of March 31, 2015 is $5.9 million. Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended March 31, 2015 and 2014. Accumulated depreciation at March 31, 2015 and December 31, 2014 was $1.7 million and $1.6 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our condensed consolidated statements of income (loss). Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income (loss). See “Interest” section below for further discussion.

Interest
We incurred interest expense on our outstanding debt of $0.8 million for the three month period ended March 31, 2015 and $0.5 million for the three month period ended March 31, 2014. We incurred an unused commitment fee for a de minimis amount for the three month period ended March 31, 2015 and $0.1 million for the three month period ended March 31, 2014. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on 65% of the term loan debt, then outstanding, effective July 2013. At March 31, 2015, our outstanding debt balance is comprised of a term loan of $55.0 million and $125.0 million borrowed on the revolving line of credit. At March 31, 2015, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.75%.
We also incurred interest expense on the capital lease of $0.1 million for each of the three month periods ended March 31, 2015 and 2014.

Contingencies
During the first quarter of 2015, we did not become aware of any new material developments related to environmental matters or other contingencies. We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the first quarter of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the first quarter of 2015. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2015. The Company's disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II - Other Information

Item 1.	Legal Proceedings
See a discussion of environmental, asbestos and other litigation matters in Note 14 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Stockholders Equity at March 31, 2015 and December 31, 2014, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ David Mathieson	/s/ John J. Krawczynski
David Mathieson	John J. Krawczynski
Vice President, Finance and Chief Financial Officer	Chief Accounting Officer and Corporate Controller
Principal Financial Officer	Principal Accounting Officer
Dated: April 30, 2015