Form 10-Q
period 2015-06-30
ROGERS CORP
filed 2015-07-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of July 22, 2015 was 18,656,385.

ROGERS CORPORATION
FORM 10-Q

June 30, 2015

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Income	3
		Condensed Consolidated Statements of Comprehensive Income	4
		Condensed Consolidated Statements of Financial Position	5
		Condensed Consolidated Statement of Shareholders' Equity	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.		Controls and Procedures	40
Part II – Other Information
Item 1.		Legal Proceedings	41
Item 6.		Exhibits	41
Signatures			42
Exhibits:

	Exhibit 10.1	Form of Officer Special Severance Agreement between the Registrant and each of its executive officers**filed herewith.
	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
Forward Looking Statements
This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Part I – Financial Information

Item 1.	Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$163,098	$153,495	$328,149	$300,135
Cost of sales	102,509	96,357	205,205	189,078
Gross margin	60,589	57,138	122,944	111,057

Selling and administrative expenses	33,026	34,499	69,173	62,097
Research and development expenses	7,053	6,420	13,161	11,283
Operating income	20,510	16,219	40,610	37,677

Equity income in unconsolidated joint ventures	392	1,062	1,311	2,039
Other income (expense), net	(517)	(76)	(646)	(1,268)
Interest expense, net	(1,304)	(720)	(2,310)	(1,468)
Income before income tax expense	19,081	16,485	38,965	36,980

Income tax expense	5,541	5,583	11,798	11,498
Net income	$13,540	$10,902	$27,167	$25,482

Basic earnings per share:	$0.73	$0.60	$1.46	$1.41

Diluted earnings per share:	$0.71	$0.58	$1.43	$1.37

Shares used in computing:
Basic earnings per share	18,627	18,158	18,551	18,055
Diluted earnings per share	19,056	18,689	19,003	18,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$13,540	$10,902	$27,167	$25,482

Foreign currency translation adjustment	8,731	(1,403)	(19,250)	(1,730)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	(160)	13	(160)	(167)
Unrealized gain (loss) reclassified into earnings	(124)	(1)	94	209
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6)
Amortization of loss	262	124	531	263
Other comprehensive income (loss)	8,709	(1,267)	(18,785)	(1,425)

Comprehensive income (loss)	$22,249	$9,635	$8,382	$24,057

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$209,762	$237,375
Accounts receivable, less allowance for doubtful accounts of $994 and $476	107,337	94,876
Accounts receivable from joint ventures	2,222	1,760
Accounts receivable, other	1,229	1,823
Taxes receivable	1,045	606
Inventories	87,032	68,628
Prepaid income taxes	4,108	4,586
Deferred income taxes	10,711	8,527
Asbestos-related insurance receivables	6,827	6,827
Other current assets	10,863	7,046
Total current assets	441,136	432,054

Property, plant and equipment, net of accumulated depreciation of $244,612 and $225,092	181,531	150,420
Investments in unconsolidated joint ventures	17,228	17,214
Deferred income taxes	15,799	44,853
Pension asset	403	403
Goodwill	178,617	98,227
Other intangible assets	80,566	38,340
Asbestos-related insurance receivables	46,186	46,186
Other long-term assets	6,264	7,420
Total assets	$967,730	$835,117

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,924	$20,020
Accrued employee benefits and compensation	22,633	33,983
Accrued income taxes payable	7,569	6,103
Current portion of lease obligation	690	747
Current portion of long term debt	2,750	35,000
Asbestos-related liabilities	6,827	6,827
Other accrued liabilities	22,327	17,765
Total current liabilities	87,720	120,445

Long term lease obligation	5,444	6,042
Long term debt	177,250	25,000
Pension liability	13,150	17,652
Retiree health care and life insurance benefits	8,768	8,768
Asbestos-related liabilities	49,718	49,718
Non-current income tax	12,399	10,544
Deferred income taxes	10,055	14,647
Other long-term liabilities	3,337	338
Shareholders’ Equity
Capital Stock - $1 par value; 50,000,000 authorized shares; 18,649,994 and 18,403,109 shares outstanding	18,649	18,404
Additional paid-in capital	146,524	137,225
Retained earnings	518,595	491,428
Accumulated other comprehensive income (loss)	(83,879)	(65,094)
Total shareholders' equity	599,889	581,963
Total liabilities and shareholders' equity	$967,730	$835,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$18,404	$137,225	$491,428	$(65,094)	$581,963

Net income	—	—	27,167	—	27,167
Other comprehensive income (loss)	—	—	—	(18,785)	(18,785)
Stock options exercised	164	6,351	—	—	6,515
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	6	339	—	—	345
Shares issued for restricted stock	60	(2,402)	—	—	(2,342)
Stock-based compensation expense	—	5,026	—	—	5,026
Balance at June 30, 2015	$18,649	$146,524	$518,595	$(83,879)	$599,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net income	$27,167	$25,482
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	16,504	13,165
Stock-based compensation expense	5,025	4,576
Deferred income taxes	(444)	3,460
Equity in undistributed income of unconsolidated joint ventures	(1,311)	(2,039)
Dividends received from unconsolidated joint ventures	780	905
Pension and postretirement benefits	(589)	(1,480)
Gain from the sale of property, plant and equipment	(1)	(93)
Changes in operating assets and liabilities, excluding effects of acquisition of businesses:
Accounts receivable	2,971	(15,967)
Accounts receivable, joint ventures	(662)	(76)
Inventories	(10,482)	3,455
Pension contribution	(6,500)	(7,265)
Other current assets	(2,580)	(1,122)
Accounts payable and other accrued expenses	(10,417)	5,415
Other, net	2,952	1,257
Net cash provided by (used in) operating activities	22,413	29,673

Investing Activities:
Acquisition of business, net of cash acquired	(155,778)	—
Capital expenditures	(14,274)	(10,337)
Proceeds from the sale of property, plant and equipment, net	1	93
Net cash provided by (used in) investing activities	(170,051)	(10,244)

Financing Activities:
Proceeds from long term borrowings	125,000	—
Repayment of debt principal and long term lease obligation	(5,131)	(7,651)
Proceeds from sale of capital stock, net	6,515	14,062
Issuance of restricted stock shares	(2,342)	(1,247)
Proceeds from issuance of shares to employee stock purchase plan	345	334
Net cash provided by (used in) financing activities	124,387	5,498

Effect of exchange rate fluctuations on cash	(4,362)	1,881

Net increase (decrease) in cash and cash equivalents	(27,613)	26,808
Cash and cash equivalents at beginning of year	237,375	191,884
Cash and cash equivalents at end of quarter	$209,762	$218,692

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

As used herein, the terms “Company”, “Rogers”, “we”, “us”, “our” and similar terms mean Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for their fair presentation in accordance with GAAP. All significant intercompany transactions have been eliminated.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of June 30, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	$235	—	$235	—
Copper derivative contracts	436	—	436	—
Interest rate swap	(93)	—	(93)	—

(Dollars in thousands)	Carrying amount as of December 31, 2014	Level 1	Level 2	Level 3
Foreign currency contracts	$(18)	—	$(18)	—
Copper derivative contracts	355	—	355	—
Interest rate swap	(144)	—	(144)	—

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

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of income associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income during the current period. For the six month periods ended June 30, 2015 and 2014, there was no hedge ineffectiveness.
We currently have twenty-three outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Advanced Connectivity Solutions operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the 2015 and 2016 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the other income (expense), net line item in our condensed consolidated statements of income.
During the six months ended June 30, 2015, we entered into Euro, Japanese Yen, Hungarian Forint, Korean Yuan and Chinese Yuan currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Certain contracts qualify for hedge accounting treatment, while others do not. Mark-to-market adjustments are recorded in the other income (expense), net line item in our condensed consolidated statements of income for those contracts that do not qualify for hedge accounting treatment. For those contracts that do qualify for hedge accounting treatment mark-to-market adjustments are recorded in other comprehensive income.
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of June 30, 2015, the remaining notional amount of the interest rate swap covers $32.5 million of our term loan debt. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. At June 30, 2015, our term loan debt of $55.0 million and revolving line of credit borrowings of $125.0 million represent our total outstanding debt. At June 30, 2015, the rate charged on this debt was the 1 month London interbank offered rate ("LIBOR") at 0.1875% plus a spread of 1.625%.

The copper and foreign currency contracts that we have entered into as of June 30, 2015 are listed below:

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
July 2015 - September 2015	135	metric tons per month	CNY/EUR	¥2,281,000
October 2015 - December 2015	123	metric tons per month	USD/EUR	$7,647,120
January 2016 - March 2016	150	metric tons per month	EUR/USD	€1,650,000
April 2016 - June 2016	105	metric tons per month	JPY/USD	¥180,000,000
July 2016 - September 2016	75	metric tons per month	HUF/EUR	155,000,000
October 2016 - December 2016	30	metric tons per month	JPY/EUR	¥200,000,000
			CNY/USD	¥127,000,000
			USD/KRW	$4,000,000

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2015
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Six months ended
Contracts designated as hedging instruments	Other comprehensive income (loss)	$(335)	$(100)
Contracts not designated as hedging instruments	Other income (expense), net	(125)	(398)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(157)	(449)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	35	51

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2014
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Three months ended	Six months ended
Contracts not designated as hedging instruments	Other income (expense), net	$(87)	$(153)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	15	(663)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	13	39

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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Raw materials	$32,765	$26,787
Work-in-process	22,572	16,564
Finished goods	31,695	25,277
Total Inventory	$87,032	$68,628

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
Arlon manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials. The acquisition of Arlon and its integration into our operating segments is expected to provide increased scale and complementary product offerings, allowing us to enhance our ability to support our customers.

The acquisition has been accounted for in accordance with applicable purchase accounting guidance. The following table represents the preliminary fair market values assigned to the acquired assets and liabilities in the transaction. On a preliminary basis, we recorded goodwill, primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets related to trademarks, technology and customer relationships. As of the filing date of this Form 10-Q, the process of valuing the net assets of the business is substantially complete. These values may be updated until certain items are settled in the final agreement.

(Dollars in thousands)
January 22, 2015
Assets:
Cash	$142
Accounts receivable	17,301
Other current assets	856
Inventory	9,916
Deferred income tax assets, current	1,278
Property, plant & equipment	30,667
Intangible assets	50,020
Goodwill	86,337
Total assets	196,517

Liabilities:
Accounts payable	4,958
Other current liabilities	4,249
Deferred tax liability	23,706
Other long-term liabilities	5,056
Total liabilities	37,969

Fair value of net assets acquired	$158,548

The intangible assets consist of developed technology valued at $15.8 million, customer relationships valued at $32.7 million and trademarks valued at $1.6 million. The fair value of acquired identified intangible assets was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 under the fair value measurements and disclosure guidance.
The weighted average amortization period for the intangible asset classes are 5.7 years for developed technology, 6.0 years for customer relationships and 3.2 years for trademarks, resulting in amortization expenses ranging from $1.8 million to $5.8 million annually. The estimated annual future amortization expense is $3.2 million for the remainder of 2015, and $5.8 million for each of the years ending 2016, 2017, 2018 and 2019.
During the first six months of 2015, we incurred transaction costs of $1.5 million, which were recorded within selling and administrative expenses on the condensed consolidated statement of income.
The results of Arlon have been included in our consolidated financial statements only for the period subsequent to the completion of our acquisition on January 22, 2015. Arlon's revenues for the three and six month periods ended June 30, 2015 totaled $25.4 million and $45.6 million, respectively.

The following unaudited pro forma financial information presents the combined results of operations of Rogers and Arlon for the three and six months ended June 30, 2014, as if the acquisition had occurred on January 1, 2014. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial position that would have been reported had the Arlon acquisition been completed as of January 1, 2014 and should not be taken as indicative of our future consolidated results of operations or financial position.

	June 30, 2014
	Three months ended	Six months ended
(Dollars in thousands)
Net sales	$180,441	$353,441
Net income	$14,569	$31,964

Note 6 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at June 30, 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income before reclassifications	(19,250)	—	(160)	(19,410)
Amounts reclassified from accumulated other comprehensive income	—	531	94	625
Net current-period other comprehensive income	(19,250)	531	(66)	(18,785)
Ending Balance June 30, 2015	$(33,443)	$(50,277)	$(159)	$(83,879)
(1) Net of taxes of $11,657 and $11,952 as of June 30, 2015 and December 31, 2014, respectively.
(2) Net of taxes of $33 and $50 as of June 30, 2015 and December 31, 2014, respectively.
The changes of accumulated other comprehensive income (loss) by component at June 30, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income before reclassifications	(1,730)	—	(167)	(1,897)
Amounts reclassified from accumulated other comprehensive income	—	263	209	472
Net current-period other comprehensive income	(1,730)	263	42	(1,425)
Ending Balance June 30, 2014	$21,026	$(33,734)	$(167)	$(12,875)
(3) Net of taxes of $2,759 and $2,900 as of June 30, 2014 and December 31, 2013, respectively.
(4) Net of taxes of $90 and $110 as of June 30, 2014 and December 31, 2013, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the three month and six month periods ended June 30, 2015 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended June 30, 2015
Details about accumulated other comprehensive income components	Three months ended	Six months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$(190)	$144	Realized gain (loss)
	66	(50)	Tax benefit (expense)
	$(124)	$94	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	$403	$817	(5)
	403	817	Total before tax
	(141)	(286)	Tax benefit (expense)
	$262	$531	Net of tax
(5) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2014 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended June 30, 2014
Details about accumulated other comprehensive income components	Three months ended	Six months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities
	$(1)	$322	Realized gain (loss)
	—	(113)	Tax benefit (expense)
	$(1)	$209	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	$191	$405	(5)
	191	405	Total before tax
	(67)	(142)	Tax benefit (expense)
	$124	$263	Net of tax

(5) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

Note 7- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income	$13,540	$10,902	$27,167	$25,482
Denominator:
Weighted-average shares outstanding - basic	18,627	18,158	18,551	18,055
Effect of dilutive shares	429	531	452	564
Weighted-average shares outstanding - diluted	19,056	18,689	19,003	18,619
Basic earnings per share:	$0.73	$0.60	$1.46	$1.41
Diluted earnings per share:	$0.71	$0.58	$1.43	$1.37
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share (see table below).

	Three Months Ended
	June 30, 2015	June 30, 2014
Anti-dilutive shares excluded	—	22,350

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
During the three and six month periods ended June 30, 2015 we recognized approximately $0.1 million and $0.1 million of stock option compensation expense, respectively. During the three and six month periods ended June 30, 2014 we recognized approximately $0.1 million and $0.2 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of June 30, 2015 and changes during the three and six month periods then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2015	251,400	$41.06	3.7	$10,344,139
Options exercised	(26,562)	$46.09
Options forfeited	(600)	$34.83
Options outstanding at June 30, 2015	224,238	$40.49	3.5	5,752,806
Options exercisable at June 30, 2015	223,427	$39.98	3.2	5,845,097
Options vested or expected to vest at June 30, 2015*	224,214	$40.47	3.5	5,755,574
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2014	393,347	$40.72
Options exercised	(167,659)	$40.91
Options forfeited	(1,450)	$39.62
Options outstanding at June 30, 2015	224,238
During the six month period ended June 30, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $6.4 million, and the total amount of cash received from the exercise of these options was $6.2 million.
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
All outstanding awards have two measurement criteria on which the final payout of each award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our common stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of each award is considered a performance condition. As such, the fair value of each award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
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

Below are the assumptions used in the Monte Carlo calculation:

	June 30, 2015	June 30, 2014
Expected volatility	28.2%	33.7%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.96%	0.67%
Expected dividend yield	—	—
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
Actual performance during the relevant period for the 2012 award, which vested as of December 31, 2014, met the target performance criteria and shares were paid out at 120.0% of target during the second quarter of 2015.

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2014	92,437
Awards granted	50,798
Stock issued	(20,910)
Awards forfeited	(8,605)
Non-vested awards outstanding at June 30, 2015	113,720
During the three and six months periods ended June 30, 2015, we recognized compensation expense for performance-based restricted stock awards of approximately $1.2 million and $1.6 million, respectively. During the three and six month periods ended June 30, 2014, we recognized expense for performance-based restricted stock awards of approximately $0.7 million and $1.3 million, respectively.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team. We currently have grants from 2011, 2012, 2013, 2014 and 2015 outstanding. The 2011 and 2012 grants cliff vest at the end of the four and three year vesting periods, respectively. The 2013, 2014 and 2015 grants typically vest on the first, second and third anniversaries of the original grant date. We do occasionally grant awards that cliff vest after 4 years. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2014	238,386
Awards granted	65,285
Stock issued	(69,352)
Awards forfeited	(4,969)
Non-vested awards outstanding at June 30, 2015	229,350
During the three and six month periods ended June 30, 2015, we recognized compensation expense for time-based restricted stock awards of approximately $1.3 million and $2.4 million, respectively. During the three and six month periods ended June 30, 2014, we recognized compensation expense for time-based restricted stock awards of approximately $1.1 million and $2.1 million.
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards are fully vested on the date of grant and the related shares are generally issued on the 13 month anniversary of the grant date unless the individual elects to defer the receipt of those shares. Each deferred stock unit results in the issuance of one share of Rogers’ stock. The grant of deferred stock units is typically done annually during the second quarter of each year. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

Deferred Stock Units
Awards outstanding at December 31, 2014	30,150
Awards granted	9,100
Stock issued	(15,400)
Awards outstanding at June 30, 2015	23,850
For both the three and six month periods ended June 30, 2015 and 2014 we recognized compensation expense for deferred stock units of $0.7 million and $0.8 million, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our common stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan for each of the three month periods ended June 30, 2015 and 2014, and approximately $0.2 million of compensation expense associated with each of the six month periods ended June 30, 2015 and 2014.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) for the periods indicated were:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Change in benefit obligation:	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$—	$—	$—	$—	$150	$159	$300	$319
Interest cost	1,838	1,990	3,677	4,008	75	84	150	167
Expected return on plan assets	(2,771)	(3,228)	(5,542)	(6,455)	—	—	—	—
Amortization of net loss	413	160	826	343	—	30	—	61
Settlement charge	—	(33)	—	77	—	—	—	—
Net periodic benefit cost (income)	$(520)	$(1,111)	$(1,039)	$(2,027)	$225	$273	$450	$547

In the first quarter of 2015, as part of the acquisition of Arlon, we acquired the Hourly Employees Pension Plan of Arlon, LLC, Microwave Materials and Silicone Technologies Divisions, Bear, Delaware. This plan covers Arlon union employees and was frozen to new participants and accumulating benefits in 2006. As of the acquisition date, January 22, 2015, the funded status of the plan was a liability of approximately $2.0 million. We have recorded this as part of our long term pension liability within our condensed consolidated statements of financial position.

In the first quarter of 2014, we made a one-time cash payment to a former employee of $0.8 million in accordance with the provisions of his retirement contract related to his participation in the Company's Pension Restoration Plan. This payment resulted in a settlement charge of approximately $0.1 million, which was recognized in the first quarter of 2014.
Employer Contributions
In the second quarters of 2015 and 2014, we made voluntary contributions of $6.5 million and $6.5 million, respectively to our qualified defined benefit pension plans. These are the only amounts contributed in the first six months of 2015 and 2014.
We did not make any contributions to our non-qualified defined benefit pension plan for the six months ended June 30, 2015 or the three months ended June 30, 2014. We made $0.8 million in contributions to our non-qualified defined benefit pension plan for the quarter ended March 31, 2014.

Note 10 – Segment Information
Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Power Electronics Solutions (PES) and the Other segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. In the second quarter of 2015, we concluded that we needed to update two of our operating segment names to better align the business product portfolio offerings to the market. Therefore, Advanced Connectivity Solutions replaces the name of Printed Circuit Materials, and Elastomeric Material Solutions replaces the name of High Performance Foams. There were no changes to the composition of these two operating segments. The Power Electronics Solutions and Other segment names remain unchanged.
We completed the acquisition of Arlon on January 22, 2015. As part of the integration process, Arlon operations related to circuit materials and silicones were included in our ACS and EMS segments, respectively. The Other segment includes the Arlon business that manufactures specialty polyimide, epoxy-based laminates and bonding materials.

As a result of the acquisition, we significantly increased our asset holdings. The following table sets forth the total assets allocated to each segment:

(Dollars in thousands)
June 30, 2015
Assets
Advanced Connectivity Solutions	$315,714
Elastomeric Material Solutions	276,218
Power Electronics Solutions	335,248
Other	40,550
Total Assets	$967,730

The following table sets forth the information about our segments for the periods indicated, inter-segment sales have been eliminated from the sales data:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales
Advanced Connectivity Solutions	$66,408	$61,507	$137,695	$120,044
Elastomeric Material Solutions	47,016	42,796	91,572	84,000
Power Electronics Solutions	38,539	42,919	77,068	83,717
Other	11,135	6,273	21,814	12,374
Net sales	$163,098	$153,495	$328,149	$300,135

Operating income
Advanced Connectivity Solutions	$12,046	$10,300	$24,883	$22,260
Elastomeric Material Solutions	5,533	4,580	8,548	10,310
Power Electronics Solutions	851	(733)	3,219	832
Other	2,080	2,072	3,960	4,275
Operating income	20,510	16,219	40,610	37,677

Equity income in unconsolidated joint ventures	392	1,062	1,311	2,039
Other income (expense), net	(517)	(76)	(646)	(1,268)
Interest expense, net	(1,304)	(720)	(2,310)	(1,468)
Income before income tax expense (benefit)	$19,081	$16,485	$38,965	$36,980

Note 11 – Joint Ventures
As of June 30, 2015, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31

We recognized equity income related to the joint ventures of $0.4 million and $1.3 million for the three and six month periods ended June 30, 2015, respectively. We recognized equity income related to the joint ventures of $1.1 million and $2.0 million for the three and six month periods ended June 30, 2014, respectively. These amounts are included in the condensed consolidated statements of income.
The summarized financial information for the joint ventures for the periods indicated was as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$9,708	$12,751	$20,613	$24,160
Gross profit	1,865	3,921	4,927	7,214
Net income	784	2,124	2,622	4,078
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures, typically from the joint venture purchasing raw materials from us to produce end products, which are sold to third parties, or from us purchasing finished goods from our joint ventures, which are then sold to third parties.

Note 12 - Debt
On June 18, 2015, we entered into a secured five year credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on July 13, 2011 and increased our borrowing capacity from $265.0 million to $350.0 million, with an additional $50.0 million expansion option.
The Amended Credit Agreement provides (1) a $55.0 million term loan; (2) up to $295.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes; and (3) a $50.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted 1-month LIBOR plus 100 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.30% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio ("ICR") of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of its fiscal quarters ending on and after June 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis.
As of June 30, 2015, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.34 to 1.00 on the leverage ratio and 30.68 to 1.00 on the ICR.

The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments will commence on September 30, 2015, and are scheduled to be completed on June 30, 2020. The aggregate mandatory principal payments due are as follows:

2015	$1.4	million
2016	$3.4	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million

All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the “Guarantors”). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Company and the Guarantors.

All amounts borrowed or outstanding under the Amended Credit Agreement, with the exception of amounts borrowed under the term loan which are subject to quarterly principal payments, are due and mature on June 18, 2020, unless the commitments are terminated earlier either at the request of the Company or if certain events of default occur. At June 30, 2015, the Company had outstanding debt of $180.0 million under the Amended Credit Agreement which included $55.0 million borrowed under the term loan and $125.0 million borrowed under the revolving line of credit.
In addition, as of June 30, 2015 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of June 30, 2015 or December 31, 2014.
The Amended Credit Agreement is secured by many of the assets of Rogers, including but not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
Before entering into the Amended Credit Agreement, we had $0.5 million of remaining capitalized costs from the previous credit agreements. These costs will continue to be amortized over the life of the Amended Credit Agreement. In the second quarter of 2015, we capitalized an additional $1.6 million in connection with the Amended Credit Agreement. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020.
We incurred amortization expense of $0.1 million in each of the second quarters of 2015 and 2014, and amortization expense of $0.2 million in each of the first six months of 2015 and 2014. At June 30, 2015, we have approximately $2.1 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first six months of 2015 and 2014, we made principal payments of $5.0 million and $7.5 million, respectively, on the outstanding debt. The principal amount of this debt has been transferred to the new revolving credit line created in June of 2015. We are obligated to pay $2.8 million on this debt obligation in the next 12 months under the term loan.
We incurred interest expense on our outstanding debt of $1.1 million and $1.9 million for the three and six month periods ended June 30, 2015, respectively, and $0.5 million and $1.0 million for the three and six month periods ended June 30, 2014, respectively.
We incurred an unused commitment fee of $0.1 million and $0.1 million for the three and six month periods ended June 30, 2015 and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2014, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of June 30, 2015, the remaining notional amount of the interest rate swap covers $32.5 million of our term loan debt. At June 30, 2015, our outstanding debt balance is comprised of a term loan of $55.0 million and $125.0 million borrowed on the revolving line of credit. At June 30, 2015, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.625%.
Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if (i) a default or event of default has occurred and is continuing or will result from the cash dividend payment or (ii) if the aggregate amount of all cash dividend payments and other such restricted payments (as defined in the Amended Credit Agreement) that are otherwise not permitted during any fiscal year exceeds $10.0 million; provided that, if at the time of and immediately after giving effect (including on a pro forma basis) thereto, the Leverage Ratio (as defined in the Amended Credit Agreement) is less than or equal to 2.00 to 1.00, such dollar limitation would not apply.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik Electronics GmbH ("Curamik") for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of June 30, 2015 is $6.1 million. Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended June 30, 2015 and 2014 and $0.2 million in the six month periods ending June 30, 2015 and 2014. Accumulated depreciation at June 30, 2015 and December 31, 2014 was $1.8 million and $1.6 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of income.
We also incurred interest expense on the capital lease of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014, respectively. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income.
We guarantee an interest rate swap related to our lease of the manufacturing facility in Eschenbach, Germany. The swap is in a liability position with the bank at June 30, 2015, and has a fair value of $0.3 million. We have concluded that default by the lessor is not probable during the term of the swap, and we have chosen not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value. For more information about the manufacturing facility, see Capital Lease section below.

Note 13 – Goodwill and Intangible Assets
Definite Lived Intangible Assets

(Dollars in thousands)	June 30, 2015			December 31, 2014
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,580	$532	$2,048	$1,046	$364	$682
Technology	47,540	17,455	30,085	33,942	15,958	17,984
Covenant-not-to-compete	994	899	95	1,016	823	193
Customer relationships	50,556	6,598	43,958	19,123	4,406	14,717
Total definite lived intangible assets	$101,670	$25,484	$76,186	$55,127	$21,551	$33,576
(1) Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
On January 22, 2015, we acquired Arlon. For further detail on the goodwill and intangible assets recorded on the acquisition, see Note 5 - "Acquisition".
Amortization expense for the three and six month periods ended June 30, 2015 was approximately $2.8 million and $5.2 million, respectively. Amortization expense was $1.6 million and $3.1 million for the three and six month periods ended June 30, 2014, respectively. The estimated annual future amortization expense is $5.7 million, $10.4 million, $10.0 million, $9.5 million and $9.0 million for the remainder of 2015, 2016, 2017, 2018 and 2019, respectively.
The weighted average amortization period as of June 30, 2015, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	4.3
Technology	4.8
Covenant not-to-compete	1.0
Customer relationships	6.2
Total other intangible assets	5.6

Approximately $5.3 million of indefinite-lived trademark intangible assets were acquired from the acquisitions of Curamik. These assets are assessed for impairment annually or when changes in circumstances indicated that the carrying values may be recoverable. The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending June 30, 2015, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2014	$—	$23,565	$72,438	$2,224	$98,227
Foreign currency translation adjustment	—	(359)	(5,588)	—	(5,947)
Arlon acquisition	52,444	33,893	—	—	86,337
June 30, 2015	$52,444	$57,099	$66,850	$2,224	$178,617

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2015, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi. As of June 30, 2015, there were 444 pending claims compared to 438 pending claims at December 31, 2014. The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled. Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court. This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted. The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming. Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010. The number of lawsuits filed against us in 2011, 2012, 2013, 2014 and the first six months of 2015 (annualized) was significantly higher than in 2010. These new lawsuits are reflected in the National Economic Research Associates, Inc. ("NERA") and Marsh USA, Inc. ("Marsh") reports. See "Impact on Financials Statements" section below.

•	Defenses
In many cases, plaintiffs are unable to demonstrate that they have suffered any compensable loss as a result of exposure to our asbestos-containing products. We believe that the trend will continue and that a majority of the claimants in pending cases will not be able to demonstrate exposure or loss. This belief is based in large part on the limited number of asbestos-related products manufactured and sold by us and the fact that the asbestos was encapsulated in such products. In addition, even at sites where the presence of an alleged injured party can be verified during the same period those products were used, our liability cannot be presumed because even if an individual contracted an asbestos-related disease, not everyone who was employed at a site was exposed to the asbestos containing products that we manufactured. Based on these and other factors, we have and will continue to vigorously defend ourselves in asbestos-related matters.

•	Dismissals and Settlements
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants. We have obtained the dismissal of many of these claims. For the six months ended June 30, 2015, 45 claims were dismissed and one claim was settled. For the year ended December 31, 2014, 104 claims were dismissed and 13 were settled. The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled. We paid $0.5 million on settlements for the six months ended June 30, 2015, compared to $3.2 million for the year ended 2014. Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.

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
NERA has historically been engaged to assist us in projecting our future asbestos-related liabilities and defense costs with regard to pending claims and future claims. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of potential changes in legislative or judicial standards, including potential tort reform. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, the  variability of our claims history and consultations with NERA, we currently believe that ten years is the most reasonable period for recognizing a reserve for future costs, and that costs that might be incurred after that period are not reasonably estimable at this time. As a result, we also believe that our ultimate asbestos-related contingent liability (i.e., our indemnity or other claim disposition costs plus related legal fees) cannot be estimated with reasonable certainty. (See "Impact on Financials Statements" section below for further discussion.)

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2014, the estimated liability and estimated insurance recovery for the ten year period through 2024 was $56.5 million and $53.0 million, respectively. There were no changes to these projections during the first six months of 2015. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

•
The corporate headquarters of Rogers located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we have had conversations with the CT DEEP to begin to determine if any corrective actions need to be taken at the site related to any potential contamination issues. We are currently in the early stages of evaluating this matter and have initiated internal due diligence work related to the site to better understand any potential issues.

As of June 30, 2015, a reserve of $0.1 million was recorded for the continuing assessments to determine the extent of any potential remediation that may be required. However, at this time, it is currently unknown what the nature and extent of any potential contamination is at the site, nor what any potential remediation or associated costs would be if any such issues were found. Therefore, based on the facts and circumstances known to us at the present time, we are unable to estimate the probability of incurring a contingent liability related to environmental remediation at this site, nor are we able to reasonably estimate any potential range of exposure at this time. As such, no reserve specific to environmental remediation activity has been established for this matter at this time.

•
In 2013, we became aware of a claim made by a sales agent/distributor in Europe for alleged improper termination of our relationship. The sales agent/distributor is seeking compensation for the terminated relationship. During 2014, a mediation process was initiated and was completed in the first quarter of 2015. We reached a settlement related to this matter in the amount of $0.5 million.

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

Note 15 – Income Taxes
Our effective income tax rate was 29.0% and 33.9% in the second quarter of 2015 and 2014, respectively. Our effective income tax rate was 30.3% and 31.1% for the six months ended June 30, 2015 and 2014, respectively. In the second quarter of 2015, our income tax rate was unfavorably impacted by a discrete tax expense of approximately $0.4 million due to the redemption of corporate owned life insurance policies, and was favorably impacted by a discrete tax benefit of approximately $1.6 million due to a change in our state tax rate as a result of a legal reorganization undertaken during the quarter. In both the second quarter of 2015, as well as the second quarter of 2014, our income tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory tax rate of 35%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2015, we have approximately $1.2 million of accrued interest related to uncertain tax positions included in the $12.4 million of unrecognized tax benefits, $12.3 million of which, if recognized, would impact the effective tax rate.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2011 through 2014 are subject to examination by these various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for years before 2011.

Note 16 - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Power Electronics Solutions (PES) and the Other segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. In the second quarter of 2015, the Company concluded that it needed to update two of its operating segment names to better align the business product portfolio offerings to the market. Therefore, Advanced Connectivity Solutions replaces the name of Printed Circuit Materials, and Elastomeric Material Solutions replaces the name of High Performance Foams. There were no changes to the composition of these two operating segments. The Power Electronics Solutions and Other segment names remain unchanged.

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
Strategically, our current focus is on three megatrends that have fueled growth of our Company: 1) continued growth of the internet and the variety of ways in which it can be accessed, (2) expansion of safety and protection, and (3) further investment in clean technology. These trends and their related markets all require materials that perform to the highest standards, a characteristic which has been a key strength of our products over the years. We are also focused on growing our business both organically and through strategic acquisitions or technology investments that will add to or expand our product portfolio, as well as strengthen our presence in existing markets or expand into new markets. We will continue to focus on business opportunities and invest in expansion around the globe. Our vision is to be the leading innovative, growth oriented, and high technology materials solutions provider for our selected markets. To achieve this vision, we must have an organization that can cost effectively develop, produce and market products and services that provide clear advantages for our customers and markets.
2015 Second Quarter Executive Summary
In the second quarter of 2015, we achieved net sales of $163.1 million, a 6.3% increase from the second quarter of 2014 net sales of $153.5 million. The increase in net sales was comprised of an organic sales decline of 4.9%, a negative currency impact of 5.4% and acquisition growth of 16.5%. Including acquisition growth, net sales in Advanced Connectivity Solutions (ACS) increased 8.0% from $61.5 million in second quarter of 2014 to $66.4 million in the second quarter of 2015 and net sales in Elastomeric Material Solutions (EMS) increased 9.9% from $42.8 million in the second quarter of 2014 to $47.0 million in the second quarter of 2015. These increases were partially offset by a decline in net sales of 10.2% at our Power Electronics Solutions (PES) operating segment from $42.9 million in the second quarter of 2014 to $38.5 million in the second quarter of 2015.
Net income increased by 24.2% to $13.5 million in the second quarter of 2015 from $10.9 million in the second quarter of 2014. In the second quarter of 2015, net income included approximately $0.6 million of expense related to integrating the Arlon acquisition. The improvement in net income was attributable to incremental gross margin contribution and lower selling and administrative expenses compared to the same quarter of the prior year. Gross margin was 37.1% in the second quarter of 2015 compared to 37.2% in the second quarter of 2014. Organic margin performance improved, despite lower organic sales, through operational excellence initiatives across our business units, offset by lower gross margin from the Arlon business.
During the second quarter of 2015, we assessed the names of our business segments and as a result, our Printed Circuit Materials business is now known as Advanced Connectivity Solutions, and our High Performance Foams business is now known as Elastomeric Material Solutions. We feel these names better reflect the capabilities of Rogers, place greater emphasis on the value-added solutions we bring to our customers and take into account the addition of the Arlon business.
On January 22, 2015, we acquired Arlon and its principal subsidiaries (collectively, “Arlon”). As part of the integration process, Arlon operations related to circuit materials and silicones have been included in our ACS and EMS segments, respectively. The Other segment includes the Arlon business that manufactures specialty polyimide and epoxy-based laminates and bonding materials. The legacy Arlon business produced revenues of $25.4 million in the second quarter of 2015, which more than offset the decline in organic sales. We are continuing our integration of Arlon and beginning to capitalize on opportunities to expand our market reach, broaden our portfolio and deepen customer relationships.
Although we had a decline in organic net sales growth, quarter over quarter, going forward, we expect to experience growth in Rogers' applications for wireless telecommunications, automotive safety systems, rail traction, hybrid all-electric vehicles (EV/HEV), energy efficient motor controls, automotive electrification and safety and protective cushioning. We continue to pursue synergistic acquisition opportunities to leverage our global strengths and broaden the portfolio of solutions that we provide our customers. We believe that many opportunities for added growth exist, particularly as we expand our presence across new markets and regions, as well as further diversify our product portfolio in the markets we serve today.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.1%	37.2%	37.5%	37.0%

Selling and administrative expenses	20.2%	22.5%	21.1%	20.7%
Research and development expenses	4.3%	4.2%	4.0%	3.8%
Operating income	12.6%	10.6%	12.4%	12.5%

Equity income in unconsolidated joint ventures	0.2%	0.7%	0.4%	0.7%
Other income (expense), net	(0.3)%	—%	(0.2)%	(0.4)%
Interest expense, net	(0.8)%	(0.5)%	(0.7)%	(0.4)%
Income before income tax expense	11.7%	10.7%	11.9%	12.4%

Income tax expense	3.4%	3.6%	3.6%	3.8%

Net income	8.3%	7.1%	8.3%	8.6%
Net Sales
Net sales increased by 6.3% to $163.1 million in the second quarter of 2015 from $153.5 million in the second quarter of 2014. The net sales increase was composed of organic sales decline of 4.9%, negative currency impact of 5.4% and acquisition related growth of 16.5%. The ACS operating segment net sales increased 8.0%: organic sales decline of 13.3% and a negative currency impact of 1.2%, which partially offset the acquisition growth of 22.5%. The EMS operating segment net sales increased 9.9%: organic sales decline of 4.0% and a negative currency impact of 1.7%, which partially offset the acquisition growth of 15.5%. The PES operating segment net sales declined 10.2%: organic sales growth of 5.3% offset by a negative currency impact of 15.5%.
On a year to date basis, net sales increased by 9.3% to $328.1 million in the first half of 2015 from $300.1 million in the first half of 2014. The increase in net sales was composed of a organic sales decline of 0.9%, negative currency impact of 4.9% and acquisition related growth of 15.2%. The ACS operating segment net sales increased 14.7%: organic sales decline of 4.2% and negative currency impact of 1.3%, which partially offset acquisition growth of 20.3%. The EMS operating segment net sales increased 9.0%: organic sales decline of 3.6% and negative currency impact of 1.6%, which partially offset acquisition growth of 14.2%. The PES operating segment net sales declined 7.9%: organic sales growth of 6.1% offset by a negative currency impact of 14.0%.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales was 37.1% in the second quarter of 2015 compared to 37.2% in the second quarter of 2014. Organic gross margin improved 60 basis points, despite lower organic net sales, due to our operational excellence initiatives, combined with favorable product mix at PES and favorable inventory absorption at ACS. These improvements substantially offset the impact of lower gross margin contribution, of 70 basis points, from the Arlon business.

On a year to date basis, gross margin as a percentage of net sales increased by 50 basis points to 37.5% in the first half of 2015 from 37.0% in the first half of 2014. The gross margin for the first half of 2015 included approximately $1.7 million of purchase accounting expenses related to the Arlon acquisition, of which, $1.6 million was the non-recurring fair value adjustment for inventory. The year over year improvement was primarily the result of improvements in supply chain, product quality and procurement, which favorably impacted margin performance. In addition, increases to inventory resulted in a favorable absorption impact, which was partially offset by the lower organic net sales and lower gross margin related to the Arlon business.

Selling and Administrative Expenses
Selling and administrative expenses decreased 4.3% to $33.0 million in the second quarter of 2015 from $34.5 million in the second quarter of 2014. Second quarter 2015 results included approximately $0.6 million in integration expenses related to the Arlon acquisition. The lower expenses are primarily attributable to $2.9 million of lower incentive compensation costs relative to 2014 and other discrete items incurred in the second quarter of 2014 related to the CFO transition, severance and other costs totaling $1.9 million. In addition, lower operational spending resulted in a decrease of $1.7 million as compared to the second quarter of 2014. Partially offsetting these amounts are increases in expenses due to a variety of factors, including $3.9 million of selling and administrative expenses related to the Arlon business (including $1.6 million of amortization associated with the acquisition) and $0.5 million of defined benefit pension plan costs.

On a year to date basis, selling and administrative expenses increased 11.4% to $69.2 million in the first half of 2015 from $62.1 million in the first half of 2014. Year to date 2015 results included approximately $4.9 million in integration expenses related to the Arlon acquisition. Additional increases in expenses were due to a variety of factors, including $7.0 million of selling and administrative expenses related to the Arlon business (including $2.7 million of amortization associated with the acquisition) and $0.9 million of defined benefit pension plan costs. These increases were partially offset by $2.7 million of lower incentive compensation costs in 2015 and discrete items incurred in the second quarter of 2014 related to the CFO transition, severance and other cost increases of $1.9 million. In addition, lower operational spending resulted in a decrease of $1.1 million as compared to the first half of 2014.
Research and Development Expenses
Research and development (R&D) expenses increased 9.9% to $7.1 million in the second quarter of 2015 from $6.4 million in the second quarter of 2014. As a percentage of net sales, R&D costs increased to 4.3% of net sales in the second quarter of 2015 from 4.2% of net sales in the second quarter of 2014. Year to date, R&D expenses increased 16.6% to $13.2 million in the first half of 2015 from $11.3 million in the first half of 2014. As a percentage of net sales, R&D costs increased to 4.0% in the first half of 2015 from 3.8% of net sales in the first half of 2014. From a gross spending perspective, we are increasing investments that are targeted at developing new platforms and technologies focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts.
Equity Income in Unconsolidated Joint Ventures
Equity income in unconsolidated joint ventures declined to approximately $0.4 million in the second quarter of 2015 from $1.1 million in the second quarter of 2014. On a year to date basis, equity income in unconsolidated joint ventures declined to $1.3 million in the first half of 2015 from $2.0 million in the first half of 2014. The decreases were due to lower demand, the product mix and unfavorable currency exchange rate shifts.
Other Income (Expense), Net
In the second quarter of 2015, other income (expense), net, was expense of $0.5 million as compared to an expense of $0.1 million in the second quarter of 2014. The increase in expense was primarily attributable to unfavorable mark to market adjustments related to copper hedging contracts.
On a year to date basis, in the first half of 2015 we recognized expense of approximately $0.6 million as compared to an expense of $1.3 million in the first half of 2014. The difference in these amounts was primarily related to less unfavorable mark to market adjustments related to copper hedging contracts and less unfavorable foreign currency transaction costs.
Interest Income (Expense), Net
Interest income (expense), net, increased by 81.0% to $1.3 million of expense in the second quarter of 2015 from $0.7 million of expense in the second quarter of 2014. On a year to date basis, interest income (expense), net, increased by 57.3% to $2.3 million of expense in the first half of 2014 to $1.5 million of expense in the first half of 2015. The increase quarter over quarter and year over year was due to interest on the long term debt associated with the Arlon acquisition, which occurred in January of 2015.
Income Taxes
Our effective income tax rate was 29.0% and 33.9% in the second quarter of 2015 and 2014, respectively. Our effective income tax rate was 30.3% and 31.1% for the six months ended June 30, 2015 and 2014, respectively. In the second quarter of 2015, our income tax rate was unfavorably impacted by a discrete tax expense of approximately $0.4 million due to the redemption of corporate owned life insurance policies, and was favorably impacted by a discrete tax benefit of approximately $1.6 million due to a change in our state tax rate as a result of a legal reorganization undertaken during the quarter. In both the second quarter of 2015, as well as the second quarter of 2014, our income tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory tax rate of 35%.

Segment Sales and Operations
Advanced Connectivity Solutions

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$66.4	$61.5	$137.7	$120.0
Depreciation and amortization	3.8	2.5	7.3	4.7
Operating income	12.0	10.3	24.9	22.3
The Advanced Connectivity Solutions (ACS) operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q2 2015 versus Q2 2014
Net sales in this segment increased by 8.0% to $66.4 million in the second quarter of 2015 from $61.5 million in the second quarter of 2014. Organic sales declined 13.3%, currency fluctuations decreased net sales by 1.2% and the acquisition of Arlon added 22.5% net sales growth as compared to the same period in the prior year. The quarter over quarter the increase in net sales, including the acquisition, is due primarily to continued robust demand in automotive radar applications for Advanced Driver Assistance Systems (18.6%), low-noise block down (LNB) materials into satellite TV applications (74.0%) and aerospace and defense applications (64.8%). This was partially offset by lower net sales in the wireless telecom market (-6.7%).
Operating income improved by 16.5% to $12.0 million in the second quarter of 2015 from $10.3 million in the second quarter of 2014. As a percentage of net sales, operating income in the second quarter of 2015 was 18.1%, a 140 basis point increase as compared to the 16.7% reported in the second quarter of 2014. Second quarter 2015 results included approximately $0.3 million of integration expenses related to the Arlon acquisition. These expenses were offset by the addition of the operating income from the acquisition, combined with favorable results from the continuous efforts targeted at manufacturing efficiency improvements and favorable inventory absorption.

YTD 2015 versus YTD 2014

Net sales in this segment increased by 14.8% to $137.7 million in the first half of 2015 from $120.0 million in the first half of 2014. Organic sales declined 4.2%, currency fluctuations decreased net sales by 1.3% and the acquisition of Arlon added 20.3% sales growth as compared to the same period in the prior year. This increase in net sales, including the acquisition, is driven primarily by automotive radar applications for Advanced Drive Assistance Systems (22.7%) and aerospace and defense applications (55.9%), partially offset by a decline in the wireless telecom market (-8.2%).
Operating income improved by 11.6% to $24.9 million in the first half of 2015 from $22.3 million in the first half of 2014. As a percentage of net sales, the first half of 2015 operating income was 18.1%, a 50 basis point decrease as compared to the 18.6% reported in the second half of 2014. First half of 2015 results included approximately $2.5 million of integration expenses related to the Arlon acquisition. These expenses were offset by the addition of the operating income from the acquisition, combined with favorable results from the continuous efforts targeted at manufacturing efficiency improvements and favorable inventory absorption.

Elastomeric Material Solutions

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$47.0	$42.8	$91.6	$84.0
Depreciation and amortization	2.3	1.6	4.4	3.3
Operating income	5.5	4.6	8.5	10.3
The Elastomeric Material Solutions (EMS) operating segment is comprised of our polyurethane and silicone products, which are sold into a wide variety of markets for various applications such as general industrial, mobile internet devices, consumer and transportation markets for gasketing, sealing, and cushioning applications.
Q2 2015 versus Q2 2014
Net sales in this segment increased by 9.9% to $47.0 million in the second quarter of 2015 from $42.8 million in the second quarter of 2014. Organic sales declined 4.0%, currency fluctuations decreased net sales by 1.7% and the acquisition of Arlon added 15.5% sales growth as compared to the same period in the prior year. The increase in net sales, including the acquisition, was driven primarily by a strong demand in general industrial (79.6%) and mass transit applications (40.3%). Offsetting these increases, this operating segment experienced a decline in net sales portable electronics (mobile internet devices and feature phone applications) (-25.7%), EV/HEV (-51.0%) and consumer (-9.0%) applications.
Operating income increased by 19.6% to $5.5 million in the second quarter of 2015 from $4.6 million in the second quarter of 2014. As a percentage of net sales, second quarter of 2015 operating income was 11.7%, a 100 basis point decline as compared to the 10.7% reported in the second quarter of 2014. Second quarter 2015 results included approximately $0.3 million of integration expenses related to the Arlon acquisition. These expenses were offset by the addition of the operating income from the acquisition.

YTD 2015 versus YTD 2014

Net sales in this segment increased by 9.0% to $91.6 million in the first half of 2015 from $84.0 million in the first half of 2014.
Organic sales declined 3.6%, currency fluctuations decreased net sales by 1.6% and the acquisition of Arlon added 14.2% sales growth as compared to the same period in the prior year. The increase in net sales, including the acquisition, was driven primarily by strong demand in general industrial (59.3%) and mass transit (25.5%) applications. Offsetting these increases, this operating segment experienced a decline in net sales into the portable electronics (mobile internet devices and feature phone applications) (-20.8%), EV/HEV (-26.2%) and consumer (-3.6%) applications.

Operating income declined by 17.5% to $8.5 million in the first half of 2015 from $10.3 million in the first half of 2014. As a percentage of net sales, the first half of 2015 operating income was 9.3%, a 300 basis point decline as compared to the 12.3% reported in the second half of 2014. The first half of 2015 results included approximately $1.8 million of integration expenses related to the Arlon acquisition in addition to lower operating income from lower organic sales. These declines were offset by the addition of the operating income from the acquisition.

Power Electronics Solutions

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$38.5	$42.9	$77.1	$83.7
Depreciation and amortization	2.1	2.5	4.3	4.9
Operating income	0.9	(0.7)	3.2	0.8

The Power Electronics Solutions (PES) operating segment is comprised of two product lines - curamik® direct-bonded copper (DBC) substrates that are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and electrical systems in automobiles, and ROLINX® busbars that are used primarily in power distribution systems products in mass transit and clean technology applications.
Q2 2015 versus Q2 2014
Net sales in this segment decreased by 10.2% to $38.5 million in the second quarter of 2015 from $42.9 million in the second quarter of 2014. Organic net sales increased 5.3% as compared to the second quarter of 2014. Net sales were unfavorably impacted by 15.5% due to currency fluctuations. The net sales growth was driven by an increase in demand in electric vehicle applications (104.7%) and laser diode applications (13.2%) offset in part by weaker demand in variable frequency motor drives (-25.4%), vehicle electrification (x-by-wire) (-27.2%) and certain renewable energy applications (-37.6%).

Operating income for the quarter increased to $0.9 million in the second quarter of 2015 from an operating loss of $0.7 million in the second quarter of 2014. This increase was primarily due to manufacturing efficiency improvements and favorable product mix.

YTD 2015 versus YTD 2014

Net sales in this segment decreased by 7.9% to $77.1 million in the first half of 2015 from $83.7 million in the first half of 2014. Organic net sales increased 6.1% as compared to the first half of 2014. Net sales were unfavorably impacted by 14.0% due currency fluctuations. The net sales growth was driven by an increase in demand in electric vehicle applications (82.7%) and laser diode applications (15.1%) offset in part by weaker demand in variable frequency motor drives (-19.9%), vehicle electrification (x-by-wire) (-29.6%) and certain renewable energy applications (-29.6%).

Operating income increased to $3.2 million in the first half of 2015 from $0.8 million in the first half of 2014. This increase is primarily due to manufacturing efficiency improvements and favorable product mix.

Other

(Dollars in millions)	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$11.1	$6.3	$21.8	$12.4
Depreciation and amortization	0.3	0.1	0.6	0.2
Operating income	2.1	2.1	4.0	4.3
Our Other segment consists of our elastomer rollers and floats, as well as our inverter distribution business. Additionally, the Arlon acquisition added a business to this segment that manufactures specialty polyimide and epoxy-based laminates and bonding materials.
Q2 2015 versus Q2 2014
Net sales increased by 77.5% to $11.1 million in the second quarter of 2015 from $6.3 million in the second quarter of 2014. The acquisition of Arlon added 78.1% sales growth as compared to the same period in the prior year. There was also stronger demand for elastomer rollers and floats products, which increased 1.1% quarter over quarter. Net sales were unfavorably impacted by 1.6% due currency fluctuations.
Operating income remained consistent at $2.1 million for both the second quarter of 2015 and the second quarter of 2014. As a percentage of net sales, second quarter of 2015 operating income was 18.9%, as compared to the 33.3% achieved in the second quarter of 2014. The decline as a percentage of sales was a result of the additional Arlon sales having lower operating margins.

YTD 2015 versus YTD 2014

Net sales increased by 76.3% to $21.8 million in the first half of 2015 from $12.4 million in the first half of 2014. The acquisition of Arlon added 75.7% sales growth as compared to the same period in the prior year. There was also stronger demand for elastomer rollers and floats products, which increased 2.3% quarter over quarter. Net sales were unfavorably impacted by 1.7% due to currency fluctuations.

Operating income decreased to $4.0 million in the first half of 2015 from $4.3 million in the first half of 2014. The decline was primarily due to $0.6 million of integration expenses related to the Arlon acquisition that are included in the first half of 2015 results.

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

(Dollars in thousands)	June 30, 2015	December 31, 2014
Key Balance Sheet Accounts:
Cash and cash equivalents	$209,762	$237,375
Accounts receivable, net	107,337	94,876
Inventory	87,032	68,628
Outstanding borrowing on credit facilities (short term and long term)	180,000	60,000

	Six Months Ended
	June 30, 2015	June 30, 2014
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$22,413	$29,673
Cash provided by (used in) investing activities	(170,051)	(10,244)
Cash provided by (used in) financing activities	124,387	5,498
At the end of the second quarter of 2015, cash and cash equivalents were $209.8 million as compared to $237.4 million at the end of 2014, a decrease of $27.6 million, or approximately 11.6%. This decrease was due primarily to $34.7 million being disbursed for the acquisition of Arlon, $14.3 million in capital expenditures, $6.5 million in a contribution to our defined benefit plans and $5.0 million in required debt payments, partially offset by strong cash generated from operations and the receipt of $6.5 million related to stock option exercises.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
U.S.	$48,453	$96,721
Europe	80,980	71,802
Asia	80,329	68,852
Total cash and cash equivalents	$209,762	$237,375
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.

Significant changes in our balance sheet accounts from December 31, 2014 to June 30, 2015 were as follows:

◦
Inventory increased to $87.0 million in the first half of 2015 by 26.8% from $68.6 million at December 31, 2014. This overall increase is attributable to $10.0 million of inventory held by Arlon and higher levels of inventory held by the ACS operating segment due a combination of a slowdown in wireless telecommunications demand and this operating segment optimizing inventory levels.

◦
Property, plant and equipment, increased by 20.7% to $181.5 million from $150.4 million. The increase was primarily due to the acquisition of Arlon, which increased property, plant and equipment by $32.6 million and was slightly offset by depreciation.

◦
Goodwill and other intangible assets increased by 81.9% and 110.4% to $178.6 million and $80.6 million from $98.2 million and $38.3 million, respectively. These increases were due to the acquisition of Arlon.

◦
Outstanding borrowings on credit facilities (short term and long term) increased by 200% to $180.0 million from $60.0 million. The increase was due to financing of $125.0 million for the acquisition of Arlon, offset by $5.0 million in principal repayments.

Credit Facilities
On June 18, 2015, we entered into a secured five year credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on July 13, 2011 and increased our borrowing capacity from $265.0 million to $350.0 million, with an additional $50.0 million expansion option.
The Amended Credit Agreement provides (1) a $55.0 million term loan; (2) up to $295.0 million of revolving loans, with sub-limits for multicurrency borrowings, letters of credit and swing-line notes; and (3) a $50.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted 1-month LIBOR plus 100 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.30% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement.
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio ("ICR") of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of its fiscal quarters ending on and after June 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis.
As of June 30, 2015, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.34 to 1.00 on the leverage ratio and 30.68 to 1.00 on the ICR.

The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments will commence on September 30, 2015, and are scheduled to be completed on June 30, 2020. The aggregate mandatory principal payments due are as follows:

2015	$1.4	million
2016	$3.4	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million

All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the “Guarantors”). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Company and the Guarantors.

All amounts borrowed or outstanding under the Amended Credit Agreement, with the exception of amounts borrowed under the term loan which are subject to quarterly principal payments, are due and mature on June 18, 2020, unless the commitments are terminated earlier either at the request of the Company or if certain events of default occur. At June 30, 2015, the Company had outstanding debt of $180.0 million under the Amended Credit Agreement which included $55.0 million borrowed under the term loan and $125.0 million borrowed under the revolving line of credit.
In addition, as of June 30, 2015 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of June 30, 2015 or December 31, 2014.
The Amended Credit Agreement is secured by many of the assets of Rogers, including but not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
Before entering into the Amended Credit Agreement, we had $0.5 million of remaining capitalized costs from the previous credit agreements. These costs will continue to be amortized over the life of the Amended Credit Agreement. In the second quarter of 2015, we capitalized an additional $1.6 million in connection with the Amended Credit Agreement. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020.
We incurred amortization expense of $0.1 million in each of the second quarters of 2015 and 2014, and amortization expense of $0.2 million in each of the first six months of 2015 and 2014. At June 30, 2015, we have approximately $2.1 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first six months of 2015 and 2014, we made principal payments of $5.0 million and $7.5 million, respectively, on the outstanding debt. The principal amount of this debt has been transferred to the new revolving credit line created in June of 2015. We are obligated to pay $2.8 million on this debt obligation in the next 12 months under the term loan.
We incurred interest expense on our outstanding debt of $1.1 million and $1.9 million for the three and six month periods ended June 30, 2015, respectively, and $0.5 million and $1.0 million for the three and six month periods ended June 30, 2014, respectively.
We incurred an unused commitment fee of $0.1 million and $0.1 million for the three and six month periods ended June 30, 2015 and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2014, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of June 30, 2015, the remaining notional amount of the interest rate swap covers $32.5 million of our term loan debt. At June 30, 2015, our outstanding debt balance is comprised of a term loan of $55.0 million and $125.0 million borrowed on the revolving line of credit. At June 30, 2015, the rate charged on this debt is the 1 month LIBOR at 0.1875% plus a spread of 1.625%.
Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if (i) a default or event of default has occurred and is continuing or will result from the cash dividend payment or (ii) if the aggregate amount of all cash dividend payments and other such restricted payments (as defined in the Amended Credit Agreement) that are otherwise not permitted during any fiscal year exceeds $10.0 million; provided that, if at the time of and immediately after giving effect (including on a pro forma basis) thereto, the Leverage Ratio (as defined in the Amended Credit Agreement) is less than or equal to 2.00 to 1.00, such dollar limitation would not apply.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik Electronics GmbH ("Curamik") for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of June 30, 2015 is $6.1 million. Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended June 30, 2015 and 2014 and $0.2 million in the six month periods ending June 30, 2015 and 2014. Accumulated depreciation at June 30, 2015 and December 31, 2014 was $1.8 million and $1.6 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of income.

We also incurred interest expense on the capital lease of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014, respectively. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income.
We guarantee an interest rate swap related to our lease of the manufacturing facility in Eschenbach, Germany. The swap is in a liability position with the bank at June 30, 2015, and has a fair value of $0.3 million. We have concluded that default by the lessor is not probable during the term of the swap, and we have chosen not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value. For more information about the manufacturing facility, see Capital Lease section below.

Contingencies
During the second quarter of 2015, we did not become aware of any new material developments related to environmental matters or other contingencies. We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the second quarter of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the second quarter of 2015. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2015. The Company's disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.
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

Item 6.	Exhibits

List of Exhibits:

10.1	Form of Officer Special Severance Agreement between the Registrant and each of its executive officers.

23.1	Consent of National Economic Research Associates, Inc., filed herewith.

23.2	Consent of Marsh U.S.A., Inc., filed herewith.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Stockholders Equity at June 30, 2015 and December 31, 2014, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: July 30, 2015