Form 10-Q
period 2015-09-30
ROGERS CORP
filed 2015-10-30
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of October 20, 2015 was 17,937,502.

ROGERS CORPORATION
FORM 10-Q

September 30, 2015

TABLE OF CONTENTS
Part I – Financial Information
Item 1.		Condensed Consolidated Financial Statements (Unaudited):
		Condensed Consolidated Statements of Operations	3
		Condensed Consolidated Statements of Comprehensive Income	4
		Condensed Consolidated Statements of Financial Position	5
		Condensed Consolidated Statement of Shareholders' Equity	6
		Condensed Consolidated Statements of Cash Flows	7
		Notes to Condensed Consolidated Financial Statements	8
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.		Controls and Procedures	44
Part II – Other Information
Item 1.		Legal Proceedings	45
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.		Exhibits	45
Signatures			46
Exhibits:

	Exhibit 23.1	Consent of National Economic Research Associates, Inc.
	Exhibit 23.2	Consent of Marsh U.S.A., Inc.
	Exhibit 31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Vice President, Finance and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification of President and CEO and Vice President, Finance and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 101.INS	XBRL Instance Document
	Exhibit 101.SCH	XBRL Schema Document
	Exhibit 101.CAL	XBRL Calculation Linkbase Document
	Exhibit 101.LAB	XBRL Labels Linkbase Document
	Exhibit 101.PRE	XBRL Presentation Linkbase Document
	Exhibit 101.DEF	XBRL Definition Linkbase Document
Forward Looking Statements
This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Part I – Financial Information

Item 1.	Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$160,366	$163,052	$488,515	$463,187
Cost of sales	100,836	98,504	306,041	287,583
Gross margin	59,530	64,548	182,474	175,604

Selling, general and administrative expenses	29,190	30,182	98,363	92,279
Research and development expenses	7,285	5,977	20,446	17,259
Operating income	23,055	28,389	63,665	66,066

Equity income in unconsolidated joint ventures	877	953	2,187	2,992
Other income (expense), net	(756)	(107)	(1,404)	(1,374)
Interest expense, net	(1,126)	(698)	(3,435)	(2,167)
Income before income tax expense	22,050	28,537	61,013	65,517

Income tax expense	9,595	8,149	21,392	19,647
Net income	$12,455	$20,388	$39,621	$45,870

Basic earnings per share:	$0.68	$1.12	$2.14	$2.53

Diluted earnings per share:	$0.67	$1.09	$2.10	$2.46

Shares used in computing:
Basic earnings per share	18,430	18,259	18,511	18,123
Diluted earnings per share	18,650	18,734	18,885	18,657

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$12,455	$20,388	$39,621	$45,870

Foreign currency translation adjustment	(2,067)	(23,692)	(21,317)	(25,421)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	(19)	53	(179)	(115)
Unrealized gain (loss) reclassified into earnings	(1)	(77)	93	210
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6):
Amortization of loss	277	132	808	395
Other comprehensive income (loss)	(1,810)	(23,584)	(20,595)	(24,931)

Comprehensive income (loss)	$10,645	$(3,196)	$19,026	$20,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$192,606	$237,375
Accounts receivable, less allowance for doubtful accounts of $945 and $476	102,396	94,876
Accounts receivable from joint ventures	3,223	1,760
Accounts receivable, other	1,507	1,823
Taxes receivable	1,953	606
Inventories	85,536	68,628
Prepaid income taxes	3,661	4,586
Deferred income taxes	9,878	8,527
Asbestos-related insurance receivables	6,827	6,827
Other current assets	8,423	7,046
Assets held for sale	8,469	—
Total current assets	424,479	432,054

Property, plant and equipment, net of accumulated depreciation of $234,005 and $225,092	180,145	150,420
Investments in unconsolidated joint ventures	17,938	17,214
Deferred income taxes	13,362	44,853
Pension asset	403	403
Goodwill	177,604	98,227
Other intangible assets	77,577	38,340
Asbestos-related insurance receivables	46,186	46,186
Other long-term assets	6,275	7,420
Total assets	$943,969	$835,117

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,352	$20,020
Accrued employee benefits and compensation	21,604	33,983
Accrued income taxes payable	10,049	6,103
Current portion of lease obligation	287	747
Current portion of long term debt	3,094	35,000
Asbestos-related liabilities	6,827	6,827
Other accrued liabilities	20,370	17,765
Liabilities held for sale	1,743	—
Total current liabilities	88,326	120,445

Long term lease obligation	5,772	6,042
Long term debt	176,219	25,000
Pension liability	13,150	17,652
Retiree health care and life insurance benefits	8,768	8,768
Asbestos-related liabilities	49,718	49,718
Non-current income tax	12,702	10,544
Deferred income taxes	9,889	14,647
Other long-term liabilities	3,298	338
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 17,982 and 18,404 shares outstanding	17,982	18,404
Additional paid-in capital	112,785	137,225
Retained earnings	531,049	491,428
Accumulated other comprehensive income (loss)	(85,689)	(65,094)
Total shareholders' equity	576,127	581,963
Total liabilities and shareholders' equity	$943,969	$835,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	$18,404	$137,225	$491,428	$(65,094)	$581,963

Net income	—	—	39,621	—	39,621
Other comprehensive income (loss)	—	—	—	(20,595)	(20,595)
Stock options exercised	164	6,375	—	—	6,539
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	14	713	—	—	727
Shares issued for restricted stock	63	(2,468)	—	—	(2,405)
Shares repurchased	(678)	(36,779)	—	—	(37,457)
Stock-based compensation expense	—	7,734	—	—	7,734
Balance at September 30, 2015	$17,982	$112,785	$531,049	$(85,689)	$576,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net income	$39,621	$45,870
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	25,209	19,858
Stock-based compensation expense	7,734	5,652
Deferred income taxes	2,505	514
Equity in undistributed income of unconsolidated joint ventures	(2,187)	(2,992)
Dividends received from unconsolidated joint ventures	780	905
Pension and postretirement benefits	(858)	(2,257)
Loss (gain) from the sale of property, plant and equipment	8	(102)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	3,186	(22,775)
Accounts receivable, joint ventures	(1,148)	(274)
Inventories	(11,755)	(474)
Pension contribution	(6,500)	(7,265)
Other current assets	187	(198)
Accounts payable and other accrued expenses	(12,037)	18,972
Other, net	816	2,033
Net cash provided by (used in) operating activities	45,561	57,467

Investing Activities:
Business acquisition, net of cash acquired	(158,407)	—
Capital expenditures	(21,574)	(18,788)
Proceeds from life insurance	2,682	—
Proceeds (loss) from the sale of property, plant and equipment, net	(8)	102
Net cash provided by (used in) investing activities	(177,307)	(18,686)

Financing Activities:
Proceeds from long term borrowings	125,000	—
Debt issuance costs	(293)	—
Repayment of debt principal and long term lease obligation	(5,886)	(12,711)
Repurchases of capital stock	(32,996)	—
Proceeds from sale of capital stock, net	6,539	15,595
Issuance of restricted stock shares	(2,405)	(1,427)
Proceeds from issuance of shares to employee stock purchase plan	727	694
Net cash provided by (used in) financing activities	90,686	2,151

Effect of exchange rate fluctuations on cash	(3,709)	(4,843)

Net increase (decrease) in cash and cash equivalents	(44,769)	36,089
Cash and cash equivalents at beginning of period	237,375	191,884
Cash and cash equivalents at end of period	$192,606	$227,973

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency option contracts, interest rate swaps and copper derivative contracts. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of September 30, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	$(79)	$—	$(79)	$—
Copper derivative contracts	383	—	383	—
Interest rate swap	(58)	—	(58)	—

(Dollars in thousands)	Carrying amount as of December 31, 2014	Level 1	Level 2	Level 3
Foreign currency contracts	$(18)	$—	$(18)	$—
Copper derivative contracts	355	—	355	—
Interest rate swap	(144)	—	(144)	—

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

Note 3 – Hedging Transactions and Derivative Financial Instruments
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for special hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of income associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the statements of income during the current period. For the nine month periods ended September 30, 2015 and 2014, there was no hedge ineffectiveness.
We currently have twenty-four outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Advanced Connectivity Solutions operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the 2015 and 2016 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the other income (expense), net line item in our condensed consolidated statements of income.
During the nine months ended September 30, 2015, we entered into Euro, Japanese Yen, Hungarian Forint, Korean Won and Chinese Yuan currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Certain contracts qualify for hedge accounting treatment, while others do not. Mark-to-market adjustments are recorded in the other income (expense), net line item in our condensed consolidated statements of income for those contracts that do not qualify for hedge accounting treatment. For those contracts that do qualify for hedge accounting treatment mark-to-market adjustments are recorded in other comprehensive income.
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of September 30, 2015, the remaining notional amount of the interest rate swap covers $24.4 million of our term loan debt. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. At September 30, 2015, our term loan debt of $54.3 million and revolving line of credit borrowings of $125.0 million represent our total outstanding debt. At September 30, 2015, the rate charged on this debt was the 1 month London interbank offered rate ("LIBOR") at 0.2500% plus a spread of 1.500%.

The copper and foreign currency contracts that were outstanding as of September 30, 2015 are listed below:

Notional Value of Copper Derivatives			Notional Values of Foreign Currency Derivatives
October 2015 - December 2015	123	metric tons per month	EUR/USD	€1,500,000
January 2016 - March 2016	150	metric tons per month	JPY/USD	¥150,000,000
April 2016 - June 2016	130	metric tons per month	HUF/EUR	50,000,000
July 2016 - September 2016	115	metric tons per month	JPY/EUR	¥145,000,000
October 2016 - December 2016	80	metric tons per month	CNY/USD	¥92,510,000
			USD/KRW	$5,250,000

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended September 30, 2015
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Quarter ended	Nine months ended
Contracts designated as hedging instruments	Other comprehensive income (loss)	$10	$(87)
Contracts not designated as hedging instruments	Other income (expense), net	(315)	(123)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(245)	(694)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	36	85

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended September 30, 2014
		Amount of gain (loss)
Foreign Exchange Contracts	Location of gain (loss)	Quarter ended	Nine months ended
Contracts not designated as hedging instruments	Other income (expense), net	$71	$(83)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(390)	(1,053)
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	82	121

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

Note 4 - Inventories
Inventories were as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Raw materials	$33,996	$26,787
Work-in-process	21,009	16,564
Finished goods	30,531	25,277
Total Inventories	$85,536	$68,628

Note 5 - Acquisition
On January 22, 2015, we completed the acquisition of Arlon and its subsidiaries, other than Arlon India (Pvt) Limited (collectively, “Arlon”), pursuant to the terms of the Stock Purchase Agreement, dated December 18, 2014, by and among the Company, Handy & Harman Group, Ltd. (“H&H Group”) and its subsidiary Bairnco Corporation (“Bairnco”), as amended, (the “Purchase Agreement”).
Pursuant to the terms of the Purchase Agreement, we acquired Arlon and assumed certain liabilities related to the acquisition for an aggregate purchase price of approximately $157 million.
We used borrowings of $125.0 million under our bank credit facility in addition to cash on hand to fund the acquisition.
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
The weighted average amortization period for the intangible asset classes are 5.7 years for developed technology, 6.0 years for customer relationships and 3.2 years for trademarks, resulting in amortization expenses ranging from $1.6 million to $5.8 million annually. The estimated annual future amortization expense is $1.6 million for the remainder of 2015, and $5.8 million for each of the years ending 2016, 2017, 2018 and 2019.
During the first nine months of 2015, we incurred transaction costs of $1.5 million, which were recorded within selling, general and administrative expenses on the condensed consolidated statement of income. We did not incur any transaction costs during the three months ended September 30, 2015.
The results of Arlon have been included in our consolidated financial statements only for the period subsequent to the completion of our acquisition on January 22, 2015. Arlon's revenues for the quarter and nine months ended September 30, 2015 totaled $27.8 million and $73.4 million, respectively. Arlon's net operating income for the quarter and nine months ended September 30, 2015 totaled $3.6 million and $7.7 million, respectively.

The following unaudited pro forma financial information presents the combined results of operations of Rogers and Arlon for the three and nine months ended September 30, 2014, as if the acquisition had occurred on January 1, 2014. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations or financial position that would have been reported had the Arlon acquisition been completed as of January 1, 2014 and should not be taken as indicative of our future consolidated results of operations or financial position.

	September 30, 2014
	Quarter ended	Nine months ended
(Dollars in thousands)
Net sales	$187,229	$540,670
Net income	$21,022	$48,128

Note 6 - Accumulated Other Comprehensive Income (Loss)
The changes of accumulated other comprehensive income (loss) by component at September 30, 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income (loss) before reclassifications	(21,317)	—	(179)	(21,496)
Amounts reclassified from accumulated other comprehensive income (loss)	—	808	93	901
Net current-period other comprehensive income (loss)	(21,317)	808	(86)	(20,595)
Ending Balance September 30, 2015	$(35,510)	$(50,000)	$(179)	$(85,689)
(1) Net of taxes of $11,502 and $11,952 as of September 30, 2015 and December 31, 2014, respectively.
(2) Net of taxes of $21 and $50 as of September 30, 2015 and December 31, 2014, respectively.
The changes of accumulated other comprehensive income (loss) by component at September 30, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income (loss) before reclassifications	(25,421)	—	(115)	(25,536)
Amounts reclassified from accumulated other comprehensive income (loss)	—	395	210	605
Net current-period other comprehensive income (loss)	(25,421)	395	95	(24,931)
Ending Balance September 30, 2014	$(2,665)	$(33,602)	$(114)	$(36,381)
(3) Net of taxes of $2,688 and $2,900 as of September 30, 2014 and December 31, 2013, respectively.
(4) Net of taxes of $61 and $110 as of September 30, 2014 and December 31, 2013, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the quarter and nine months ended September 30, 2015 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended September 30, 2015
Details about accumulated other comprehensive income components	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$(1)	$143	Other income (expense), net
	—	(50)	Tax benefit (expense)
	$(1)	$93	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	$428	$1,243	Total before tax (5)
	(151)	(435)	Tax benefit (expense)
	$277	$808	Net of tax
(5) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the quarter and nine months ended September 30, 2014 were as follows:

(Dollars in thousands)	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended September 30, 2014
Details about accumulated other comprehensive income components	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Unrealized gains and losses on marketable securities:
	$1	$323	Other income (expense), net
	—	(113)	Tax benefit (expense)
	$1	$210	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	$203	$607	Total before tax (5)
	(71)	(212)	Tax benefit (expense)
	$132	$395	Net of tax

(5) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

Note 7- Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income	$12,455	$20,388	$39,621	$45,870
Denominator:
Weighted-average shares outstanding - basic	18,430	18,259	18,511	18,123
Effect of dilutive shares	220	475	374	534
Weighted-average shares outstanding - diluted	18,650	18,734	18,885	18,657
Basic earnings per share:	$0.68	$1.12	$2.14	$2.53
Diluted earnings per share:	$0.67	$1.09	$2.10	$2.46
Certain potential ordinary dilutive shares were excluded from the calculation of diluted weighted-average shares outstanding because they would have had an anti-dilutive effect on net income per share. For the quarter and nine months ended September 30, 2015, 14,000 shares were excluded. For the quarter and nine months ended September 30, 2014, 22,350 shares were excluded.

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
During the quarter and nine months ended September 30, 2015 we recognized approximately $0.1 million and $0.2 million of stock option compensation expense, respectively. During the quarter and nine months ended September 30, 2014 we recognized approximately $0.1 million and $0.3 million of stock option compensation expense, respectively.

A summary of the activity under our stock option plans as of September 30, 2015 and changes during the quarter and nine months then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2015	224,238	$40.49	3.5	$5,752,806
Options exercised	(600)	$40.70
Options forfeited	—	$—
Options outstanding at September 30, 2015	223,638	$40.48	3.3	2,985,568
Options exercisable at September 30, 2015	222,827	$39.98	3.0	3,088,366
Options vested or expected to vest at September 30, 2015*	223,614	$40.47	3.3	2,988,652
* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2014	393,347	$40.72
Options exercised	(168,259)	$40.91
Options canceled	(1,450)	$39.62
Options outstanding at September 30, 2015	223,638
During the nine month period ended September 30, 2015, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $6.9 million, and the total amount of cash received from the exercise of these options was $6.5 million.
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
All outstanding awards have two measurement criteria on which the final payout of each award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of each award is considered a performance condition. As such, the fair value of each award is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the award is considered a market condition. As such, the fair value of this award was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award.
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

Below are the assumptions used in the Monte Carlo calculation:

	September 30, 2015	September 30, 2014
Expected volatility	28.2%	33.7%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.96%	0.67%
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
Expected dividend yield – We do not currently pay dividends on our capital stock; therefore, a dividend yield of 0% was used in the Monte Carlo simulation valuation model.
Actual performance during the relevant period for the 2012 award, which vested as of December 31, 2014, met the target performance criteria and shares were paid out at 120.0% of target during the second quarter of 2015.

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2014	92,437
Awards granted	50,798
Stock issued	(20,910)
Awards forfeited	(10,690)
Non-vested awards outstanding at September 30, 2015	111,635
During the quarter and nine months ended September 30, 2015, we recognized compensation expense for performance-based restricted stock awards of approximately $1.2 million and $2.8 million, respectively. During the quarter and nine months ended September 30, 2014, we recognized expense for performance-based restricted stock awards of approximately $0.2 million and $1.5 million, respectively.
Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team. We currently have grants from 2012, 2013, 2014 and 2015 outstanding. The 2012 grants cliff vest at the end of the three year vesting period. The 2013, 2014 and 2015 grants typically vest on the first, second and third anniversaries of the original grant date. We do occasionally grant awards that cliff vest after 4 years. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2014	238,386
Awards granted	70,060
Stock issued	(72,986)
Awards forfeited	(7,168)
Non-vested awards outstanding at September 30, 2015	228,292
During the quarter and nine months ended September 30, 2015, we recognized compensation expense for time-based restricted stock awards of approximately $1.3 million and $3.8 million, respectively. During the quarter and nine months ended September 30, 2014, we recognized compensation expense for time-based restricted stock awards of approximately $0.7 million and $2.7 million.
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

Deferred Stock Units
Awards outstanding at December 31, 2014	30,150
Awards granted	9,100
Stock issued	(15,400)
Awards outstanding at September 30, 2015	23,850
For the nine months ended September 30, 2015 and 2014 we recognized compensation expense for deferred stock units of $0.7 million and $0.8 million, respectively. There was no expense associated with the deferred stock units in the third quarter of 2015 or 2014.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan for the quarters ended September 30, 2015 and 2014, and approximately $0.3 million of compensation expense associated with the nine months ended September 30, 2015 and 2014.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) for the periods indicated were:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$—	$—	$—	$—	$150	$160	$450	$479
Interest cost	1,846	2,004	5,523	6,012	75	83	225	250
Expected return on plan assets	(2,772)	(3,227)	(8,314)	(9,682)	—	—	—	—
Amortization of net loss	432	172	1,258	515	—	31	—	92
Settlement charge	—	—	—	77	—	—	—	—
Net periodic benefit cost (income)	$(494)	$(1,051)	$(1,533)	$(3,078)	$225	$274	$675	$821

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
Employer Contributions
In the second quarters of 2015 and 2014, we made voluntary contributions of $6.5 million and $6.5 million, respectively to our qualified defined benefit pension plans. These are the only amounts contributed in the first nine months of 2015 and 2014.
We did not make any contributions to our non-qualified defined benefit pension plan for the nine months ended September 30, 2015. We made $0.8 million in contributions to our non-qualified defined benefit pension plan for the quarter ended March 31, 2014. This was the only amount contributed in the first nine months of 2014.

Note 10 – Segment Information
Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Power Electronics Solutions (PES) and the Other segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. In the second quarter of 2015, we concluded that we needed to update two of our operating segment names to better align the business product portfolio offerings to the market. Therefore, Advanced Connectivity Solutions replaced the name of Printed Circuit Materials, and Elastomeric Material Solutions replaced the name of High Performance Foams. There were no changes to the composition of these two operating segments.
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

As a result of the acquisition, we significantly increased our asset holdings. The following table sets forth the total assets allocated to each segment:

(Dollars in thousands)
September 30, 2015
Assets
Advanced Connectivity Solutions	$313,259
Elastomeric Material Solutions	265,635
Power Electronics Solutions	325,636
Other	39,439
Total Assets	$943,969

The following table sets forth the information about our segments for the periods indicated, inter-segment sales have been eliminated from the sales data:

(Dollars in thousands)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales
Advanced Connectivity Solutions	$66,160	$63,353	$203,855	$183,397
Elastomeric Material Solutions	46,783	46,709	138,355	130,709
Power Electronics Solutions	36,565	46,468	113,633	130,185
Other	10,858	6,522	32,672	18,896
Net sales	$160,366	$163,052	$488,515	$463,187

Operating income
Advanced Connectivity Solutions	$11,949	$14,095	$36,831	$36,355
Elastomeric Material Solutions	8,116	8,442	16,661	18,752
Power Electronics Solutions	1,057	3,683	4,279	4,515
Other	1,933	2,169	5,894	6,444
Operating income	23,055	28,389	63,665	66,066

Equity income in unconsolidated joint ventures	877	953	2,187	2,992
Other income (expense), net	(756)	(107)	(1,404)	(1,374)
Interest expense, net	(1,126)	(698)	(3,435)	(2,167)
Income before income tax expense (benefit)	$22,050	$28,537	$61,013	$65,517

Information relating to our operations by geographic area were as follows:

	Net Sales (1)
	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$40,630	$34,714	$126,825	$98,353
China	55,233	67,032	172,405	179,158
Germany	21,942	23,793	60,361	72,351
Other	42,561	37,513	128,924	113,325
Total	160,366	163,052	488,515	463,187

(1) Net sales were allocated to countries based on the location of the customer.

	Long-lived Assets (2)
(Dollars in thousands)	September 30, 2015	December 31, 2014
United States	$222,453	$70,532
China	55,027	49,754
Germany	114,837	129,702
Other	45,314	36,999
Total	437,631	286,987

(2) Long-lived assets were based on the location of the asset and were comprised of goodwill and other intangibles and property, plant and equipment.

Note 11 – Joint Ventures
As of September 30, 2015, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31

We recognized equity income related to the joint ventures of $0.9 million and $2.2 million for the quarter and nine months ended September 30, 2015, respectively. We recognized equity income related to the joint ventures of $1.0 million and $3.0 million for the quarter and nine months ended September 30, 2014, respectively. These amounts are included in the condensed consolidated statements of income.
The summarized financial information for the joint ventures for the periods indicated was as follows:

(Dollars in thousands)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$12,227	$11,992	$32,708	$35,842
Gross profit	$3,201	$3,361	$8,087	$10,663
Net income	$1,754	$1,905	$4,374	$5,984
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
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio ("ICR") of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of its fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended

Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis.
As of September 30, 2015, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.41 to 1.00 on the leverage ratio and 26.13 to 1.00 on the ICR.
The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020. The aggregate mandatory principal payments due are as follows:

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
In addition, as of September 30, 2015 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of September 30, 2015 or December 31, 2014.
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
Before entering into the Amended Credit Agreement, we had $0.5 million of remaining capitalized costs from the previous credit agreements. These costs will continue to be amortized over the life of the Amended Credit Agreement. In the second quarter of 2015, we capitalized an additional $1.8 million in connection with the Amended Credit Agreement. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020.
We incurred amortization expense of $0.1 million in each of the third quarters of 2015 and 2014, and amortization expense of $0.3 million and $0.4 million in the first nine months of 2015 and 2014, respectively. At September 30, 2015, we have approximately $2.2 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first nine months of 2015 and 2014, we made principal payments of $5.7 million and $12.5 million, respectively, on the outstanding debt. The principal amount of this debt has been transferred to the new revolving credit line created in June of 2015. We are obligated to pay $3.1 million on this debt obligation in the next 12 months under the term loan.
We incurred interest expense on our outstanding debt of $0.9 million and $2.7 million for the quarter and nine months ended September 30, 2015, respectively, and $0.5 million and $1.4 million for the three and nine month periods ended September 30, 2014, respectively.
We incurred an unused commitment fee of $0.1 million and $0.2 million for the quarter and nine months ended September 30, 2015 and $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2014, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of September 30, 2015, the remaining notional amount of the interest rate swap covers $24.4 million of our term loan debt. At September 30, 2015, our outstanding debt balance is comprised of a term loan of $54.3 million and $125.0 million borrowed on the revolving line of credit. At September 30, 2015, the rate charged on this debt is the 1 month LIBOR at 0.2500% plus a spread of 1.500%.

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
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik Electronics GmbH ("Curamik") for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of September 30, 2015 is $6.1 million. Depreciation expense related to the capital lease was $0.1 million in each of the quarters ended September 30, 2015 and 2014 and $0.3 million in the nine months ending September 30, 2015 and 2014. Accumulated depreciation at September 30, 2015 and December 31, 2014 was $1.9 million and $1.6 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of income.
We also incurred interest expense on the capital lease of $0.1 million and $0.3 million for the quarter and nine months ended September 30, 2015, respectively, and $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2014, respectively. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income.
We guarantee an interest rate swap related to our lease of the manufacturing facility in Eschenbach, Germany. The swap is in a liability position with the bank at September 30, 2015, and has a fair value of $0.2 million. We have concluded that default by the lessor is not probable during the term of the swap, and we have chosen not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.

Note 13 – Goodwill and Intangible Assets
Intangible Assets

(Dollars in thousands)	September 30, 2015			December 31, 2014
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,537	$615	$1,922	$1,046	$364	$682
Technology	47,423	18,731	28,692	33,942	15,958	17,984
Covenant-not-to-compete	935	891	44	1,016	823	193
Customer relationships	50,282	7,781	42,501	19,123	4,406	14,717
Total definite lived intangible assets	101,177	28,018	73,159	55,127	21,551	33,576
Indefinite lived intangible assets	4,418	—	4,418	4,764	—	4,764
Total intangible assets	$105,595	$28,018	$77,577	$59,891	$21,551	$38,340
(1) Gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
On January 22, 2015, we acquired Arlon. For further detail on the goodwill and intangible assets recorded on the acquisition, see Note 5 - "Acquisition".
Amortization expense for the quarter and nine months ended September 30, 2015 was approximately $2.8 million and $8.0 million, respectively. Amortization expense was $1.5 million and $4.7 million for the quarter and nine months ended September 30, 2014, respectively. The estimated annual future amortization expense is $2.8 million, $10.4 million, $10.0 million, $9.5 million and $9.0 million for the remainder of 2015, 2016, 2017, 2018 and 2019, respectively.

The weighted average amortization period as of September 30, 2015, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period (Years)
Trademarks and patents	4.5
Technology	5.0
Covenant not-to-compete	1.0
Customer relationships	6.3
Total definite lived intangible assets	5.7
The indefinite-lived trademark intangible assets were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or when changes in circumstances indicated that the carrying values may be recoverable. The definite-lived intangibles are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset.
Goodwill
The changes in the carrying amount of goodwill for the period ending September 30, 2015, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2014	$—	$23,565	$72,438	$2,224	$98,227
Foreign currency translation adjustment	—	(1,301)	(5,659)	—	(6,960)
Arlon acquisition	52,444	33,893	—	—	86,337
September 30, 2015	$52,444	$56,157	$66,779	$2,224	$177,604

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of September 30, 2015, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.
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
We have been named in asbestos litigation primarily in Illinois, Pennsylvania and Mississippi. As of September 30, 2015, there were 452 pending claims compared to 438 pending claims at December 31, 2014. The number of pending claims at a particular time can fluctuate significantly from period to period depending on how successful we have been in getting these cases dismissed or settled. Some jurisdictions prohibit specifying alleged damages in personal injury tort cases such as these, other than a minimum jurisdictional amount which may be required for such reasons as allowing the case to be litigated in a jury trial (which the plaintiffs believe will be more favorable to them than if heard only before a judge) or allowing the case to be litigated in federal court. This is in contrast to commercial litigation, in which specific alleged damage claims are often permitted. The prohibition on specifying alleged damages sometimes applies not only to the suit when filed but also during the trial – in some jurisdictions the plaintiff is not actually permitted to specify to the jury during the course of the trial the amount of alleged damages the plaintiff is claiming. Further, in those jurisdictions in which plaintiffs are permitted to claim specific alleged damages, many plaintiffs nonetheless still choose not to do so. In those cases in which plaintiffs are permitted to and choose to assert specific dollar amounts in their complaints, we believe the amounts claimed are typically not meaningful as an indicator of a company’s potential liability. This is because (1) the amounts claimed may bear no relation to the level of the plaintiff’s alleged injury and are often used as part of the plaintiff’s litigation strategy, (2) the complaints typically assert claims against numerous defendants, and often the alleged damages are not allocated against specific defendants, but rather the broad claim is made against all of the defendants as a group, making it impossible for a particular defendant to quantify the alleged damages that are being specifically claimed against it and therefore its potential liability, and (3) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and ultimately are resolved without any payment or payment of a small fraction of the damages initially claimed.
We believe the rate at which plaintiffs filed asbestos-related suits against us increased in 2001, 2002, 2003 and 2004 because of increased activity on the part of plaintiffs to identify those companies that sold asbestos-containing products, but which did not directly mine, mill or market asbestos. A significant increase in the volume of asbestos-related bodily injury cases arose in Mississippi in 2002. This increase in the volume of claims in Mississippi was apparently due to the passage of tort reform legislation (applicable to asbestos-related injuries), which became effective on September 1, 2003 and which resulted in a higher than average number of claims being filed in Mississippi by plaintiffs seeking to ensure their claims would be governed by the law in effect prior to the passage of tort reform. The number of asbestos related suits filed against us decreased slightly in 2005 and 2006, but increased slightly in 2007, declined in 2008 and increased again in 2009 and 2010. The number of lawsuits filed against us in 2011, 2012, 2013, 2014 and the first nine months of 2015 (annualized) was significantly higher than in 2010. These new lawsuits are reflected in the National Economic Research Associates, Inc. ("NERA") and Marsh USA, Inc. ("Marsh") reports. See "Impact on Financials Statements" section below.

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
Cases involving us typically name 50-300 defendants, although some cases have had as few as one (1) and as many as 833 defendants. We have obtained the dismissal of many of these claims. For the nine months ended September 30, 2015, 148 claims were dismissed and five claims were settled. For the year ended December 31, 2014, 104 claims were dismissed and 13 were settled. The majority of costs have been paid by our insurance carriers, including the costs associated with the small number of cases that have been settled. We paid $1.6 million on settlements for the nine months ended September 30, 2015, compared to $1.5 million for the nine months ended September 30, 2014. Although these figures provide some insight into our experience with asbestos litigation, no guarantee can be made as to the dismissal and settlement rates that we will experience in the future.
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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten year projection period is now appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2014, the estimated liability and estimated insurance recovery for the ten year period through 2024 was $56.5 million and $53.0 million, respectively. There were no changes to these projections during the first nine months of 2015. We review our asbestos related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts.
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

Other Environmental and General Litigation

•
In the second quarter of 2010, the CT DEEP contacted us to discuss a disposal site in Killingly, Connecticut. We undertook internal due diligence work related to the site to better understand the issue and our alleged involvement. As a matter of procedure, we have submitted an insurance claim for the disposal site, but we currently do not know the nature and extent of any alleged contamination at the site, how many parties could be potentially involved in any remediation, if necessary, or the extent to which we could be deemed a potentially responsible party. CT DEEP has not made any assessment of the nature of any potential remediation work that may be done, nor have they made any indication of any potential costs associated with such remediation. Therefore, based on the facts and circumstances known to us at the present time, we are not able to reasonably estimate any potential range of exposure at this time. As such, no reserve has been established for this matter at this time. We continually monitor this situation and are in correspondence with the CT DEEP as appropriate. When and if facts and circumstances related to this matter change, we will review our position and our ability to estimate the probability of any potential loss contingencies, as well as the range of any such potential exposure.

•
The corporate headquarters of Rogers located in Rogers, Connecticut (the “Rogers Site”) has been participating in a the Resource Conservation and Recovery Act (RCRA) Voluntary Corrective Action Program (VCAP) administered by CT DEEP since 2011. As part of this program, we have been coordinating with the CT DEEP to conduct site assessment investigations identify any contaminants that may require remediation. At the end of the third quarter of 2015, we received a preliminary site assessment report identifying various contaminants located on the Rogers Site that will require remediation actions to be performed. We are currently evaluating these preliminary results and will be working with the CT DEEP to determine the nature and extent of the activities that will need to be performed to address the contamination issues. As of September 30, 2015, we are unable to reasonably estimate the potential range of exposure associated with the remediation efforts; however, we have recorded a reserve of $0.1 million to complete the remaining effort associated with the Rogers Site assessments. We will continue to evaluate the preliminary results to determine a reasonable estimate of the expected remediation costs, which we expect may have a material impact on the company’s results of operations, financial position and cash flows.

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

Note 15 – Shareholders' Equity

On August 6, 2015, we initiated a share repurchase program of up to $100.0 million of the Company's capital stock. The share repurchase program has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2015, $62.5 million remained of our $100.0 million share repurchase program.

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(Dollars in thousands)	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Shares of capital stock repurchased	678,300	—	678,300	—
Value of capital stock repurchased	$37,457	$—	$37,457	$—

All repurchases were made using cash from operations and cash on hand. Refer to Part II, Item 2 for further detail of the share repurchase program.

Note 16 – Assets Held for Sale

We are in the process of marketing for sale certain of current and long-lived assets and liabilities held by the Company. These assets were part of our acquisition of Arlon and are part of our Other segment. These assets are not consistent with our core strategic objectives. We have disclosed these assets as held for sale as of September 30, 2015 and all assets classified as held for sale are no longer depreciated. As the assets and liabilities are expected to be sold within the next twelve months, all assets and liabilities have been reported current.

Note 17 – Income Taxes
Our effective income tax rate was 43.5% and 28.6% in the third quarter of 2015 and 2014, respectively. Our effective income tax rate was 35.1% and 30.0% for the nine months ended September 30, 2015 and 2014, respectively. In the third quarter of 2015, our income tax rate was unfavorably impacted by $1.9 million related to the finalization of 2014 income tax year returns and a change in the mix of earnings attributable to higher-taxing jurisdictions. In both the third quarter of 2015, as well as the third quarter of 2014, our income tax rate benefited from favorable tax rates on certain foreign business activity as compared to our domestic statutory tax rate of 35.0%.
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
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2015, we have approximately $1.3 million of accrued interest related to uncertain tax positions included in the $12.7 million of unrecognized tax benefits, $12.6 million of which, if recognized, would impact the effective tax rate. It is possible that up to $3.9 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2011 through 2014 are subject to examination by these various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for years before 2011.

Note 18 – Recent Accounting Pronouncements

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

In September, 2015, the FASB issued a new standard to simplify the accounting for measurement-period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 31, 2015. Early adoption is permitted. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. We have not elected early adoption of the standard nor have we determined the impact of the new standard on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company”, “Rogers”, “we”, “us”, “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Power Electronics Solutions (PES) and the Other segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally. In the second quarter of 2015, the Company concluded that it needed to update two of its operating segment names to better align the business product portfolio offerings to the market. Therefore, Advanced Connectivity Solutions replaced the name of Printed Circuit Materials, and Elastomeric Material Solutions replaced the name of High Performance Foams. There were no changes to the composition of these two operating segments. The Power Electronics Solutions and Other segment names remain unchanged.

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
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on management’s expectations, estimates, projections and assumptions.  Words such as “expects,” “anticipates,” “intends,” “believes,” “estimates,” “should,” “target,” “may,” “project,” “guidance,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, but are not limited to, changing business, economic, and political conditions both in the United States and in foreign countries, particularly in light of the uncertain outlook for global economic growth in several of our key markets; increasing competition; any difficulties in integrating acquired businesses into our operations and the possibility that anticipated benefits of acquisitions or divestitures may not materialize as expected; delays or problems in completing planned operational enhancements to various facilities; our achieving less than anticipated benefits and/or incurring greater than anticipated costs relating to streamlining initiatives or that such initiatives may be delayed or not fully implemented due to operational, legal or other challenges; changes in product mix; the possibility that changes in technology or market requirements will reduce the demand for our products; the possibility of significant declines in our backlog; the possibility of breaches of our information technology infrastructure; the development and marketing of new products and manufacturing processes and the inherent risks associated with such efforts and the ability to identify and enter new markets; the outcome of current and future litigation; our ability to retain key personnel; our ability to adequately protect our proprietary rights; the possibility of adverse effects resulting from the expiration of issued patents; the possibility that we may be required to recognize impairment charges against goodwill, non-amortizable assets and other investments in the future; the possibility of increasing levels of excess and obsolete inventory; increases in our employee benefit costs could reduce our profitability; the possibility of work stoppages, union and work council campaigns, labor disputes and adverse effects related to changes in labor laws; the accuracy of our analysis of our potential asbestos-related exposure and insurance coverage; the fact that our stock price has historically been volatile and may not be indicative of future prices; changes in the availability and cost and quality of raw materials, labor, transportation and utilities; changes in environmental and other governmental regulation which could increase expenses and affect operating results; our ability to accurately predict reserve levels; our ability to obtain favorable credit terms with our customers and collect accounts receivable; our ability to service our debt; certain covenants in our debt documents could adversely restrict our financial and operating flexibility; fluctuations in foreign currency exchange rates; and changes in tax rates and exposure which may increase our tax liabilities. Such factors also apply to our joint ventures. Information about certain factors that could cause actual results to differ from such forward-looking statements include those items described in our filings with the Securities and Exchange Commission, including Item 1A, Risk Factors, to the Company’s Form 10-K for the year-ended December 31, 2014 and previously filed Form 10-Q's. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward looking statements. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements, unless required by law.

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
2015 Third Quarter Executive Summary
In the third quarter of 2015, we recorded net sales of $160.4 million, a 1.6% decline from the third quarter of 2014 net sales of $163.1 million. The decrease in net sales was comprised of an organic sales decline of 14.1%, a negative currency impact of 4.6% mostly offset by acquisition growth of 17.1%. Including acquisition growth, net sales in Advanced Connectivity Solutions (ACS) increased 4.4% from $63.4 million in the third quarter of 2014 to $66.2 million in the third quarter of 2015 and net sales in Elastomeric Material Solutions (EMS) increased 0.2% from $46.7 million in the third quarter of 2014 to $46.8 million in the third quarter of 2015. These increases were partially offset by a decline in net sales of 21.3% at our Power Electronics Solutions (PES) operating segment from $46.5 million in the third quarter of 2014 to $36.6 million in the third quarter of 2015.
Net income decreased by 38.9% to $12.5 million in the third quarter of 2015 from $20.4 million in the third quarter of 2014. The decline in net income was primarily attributable to the organic decline in sales volume, combined with approximately $1.9 million of discrete tax items. Gross margin was 37.1% in the third quarter of 2015 compared to 39.6% in the third quarter of 2014. Organic margin performance declined due to lower organic sales, however this decline was mitigated through operational excellence initiatives across our business units. Gross margin was also effected by lower gross margin from the Arlon business.

On January 22, 2015, we acquired Arlon and its principal subsidiaries (collectively, “Arlon”). As part of the integration process, Arlon operations related to circuit materials and silicones have been included in our ACS and EMS segments, respectively. The Other segment includes the Arlon business that manufactures specialty polyimide and epoxy-based laminates and bonding materials. The legacy Arlon business produced revenues of $27.8 million in the third quarter of 2015. This acquisition continues to be a positive impact to the company and exceed our expectations. We are continuing our integration of Arlon and beginning to capitalize on opportunities to expand our market reach, broaden our portfolio and deepen customer relationships.

As of September 30, 2015, we were in the process of marketing for sale certain of our current and long-lived assets and liabilities. These assets were part of our acquisition of Arlon and are part of our Other segment. These assets are not consistent with our core strategic objectives and therefore have been disclosed as held for sale as of September 30, 2015.

We believe our revenue decline is linked to the impact of the uncertain macro-economic conditions. This situation has resulted in the delay of infrastructure spending, leading to weaker demand in certain applications across all three business segments. While we are cautious in the near-term based on current market conditions, we remain confident in the longer-term growth expectations in our key megatrend markets. We continue to expect growth in Rogers' applications for wireless telecommunications, automotive safety systems, rail traction, hybrid all-electric vehicles (EV/HEV), energy efficient motor controls, automotive electrification and safety and protective cushioning.

We continue to pursue synergistic acquisition opportunities to leverage our global strengths and broaden the portfolio of solutions that we provide our customers. We believe that many opportunities for added growth exist, particularly as we expand our presence across new markets and regions, as well as further diversify our product portfolio in the markets we serve today.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.1%	39.6%	37.4%	37.9%

Selling, general and administrative expenses	18.2%	18.5%	20.1%	19.9%
Research and development expenses	4.5%	3.7%	4.2%	3.7%
Operating income	14.4%	17.4%	13.0%	14.3%

Equity income in unconsolidated joint ventures	0.5%	0.6%	0.4%	0.6%
Other income (expense), net	(0.5)%	(0.1)%	(0.3)%	(0.3)%
Interest expense, net	(0.7)%	(0.4)%	(0.7)%	(0.4)%
Income before income tax expense	13.7%	17.5%	12.5%	14.2%

Income tax expense	6.0%	5.0%	4.4%	4.2%

Net income	7.8%	12.5%	8.1%	10.0%

Net Sales

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Net Sales	$160,366	$163,052	(1.6)%	$488,515	$463,187	5.5%
Gross Margin	37.1%	39.6%		37.4%	37.9%
Net sales decreased by 1.6% in the third quarter of 2015 from the third quarter of 2014. The net sales decrease was composed of organic sales decline of 14.1%, negative currency impact of 4.6%, offset by acquisition related growth of 17.1%. The ACS operating segment net sales increased 4.4%: organic sales decline of 20.3% and a negative currency impact of 1.5%, which fully offset the acquisition growth of 26.2%. The EMS operating segment net sales increased 0.2%: organic sales decline of 10.5% and a negative currency impact of 2.1%, which mostly offset the acquisition growth of 12.8%. The PES operating segment net sales declined 21.3%: organic sales decline of 9.7% combined with a negative currency impact of 11.6%.
On a year-to-date basis, net sales increased by 5.5% in the first nine months of 2015 from the first nine months of 2014. The increase in net sales was composed of an organic sales decline of 5.6%, negative currency impact of 4.8%, offset by acquisition related growth of 15.8%. The ACS operating segment net sales increased 11.2%: organic sales decline of 9.8% and negative currency impact of 1.4%, which partially offset acquisition growth of 22.3%. The EMS operating segment net sales increased 5.8%: organic sales decline of 6.1% and negative currency impact of 1.8%, which partially offset acquisition growth of 13.7%. The PES operating segment net sales declined 12.7%: organic sales growth of 0.4% offset by a negative currency impact of 13.1%.
See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin
Gross margin as a percentage of net sales was 37.1% in the third quarter of 2015 compared to 39.6% in the third quarter of 2014. The overall decline was due to organic gross margin which declined 180 basis points primarily due to lower organic net sales, although the effect of the lower organic net sales was partially offset by operational excellence initiatives. The decline compared to 2014 was also due to the impact of the lower gross margin contribution from the Arlon business, approximately 70 basis points.

On a year to date basis, gross margin as a percentage of net sales declined by 50 basis points to 37.4% in the first nine months of 2015 from 37.9% in the first nine months of 2014. The gross margin for the first nine months of 2015 included approximately $1.8 million of purchase accounting expenses related to the Arlon acquisition, of which, $1.6 million was the non-recurring fair value adjustment for inventory. The year over year decline was primarily the result of lower organic net sales and lower gross margin related to the Arlon business. This was partially offset by improvements in supply chain, and product quality and procurement, which favorably impacted margin performance.
Selling, General and Administrative Expenses

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Selling, general and administrative expenses	$29,190	$30,182	(3.3)%	$98,363	$92,279	6.6%
Percentage of sales	18.2%	18.5%		20.1%	19.9%
Selling, general and administrative expenses decreased 3.3% in the third quarter of 2015 from the third quarter of 2014. The lower expenses are primarily attributable to $5.0 million of lower incentive and equity compensation costs compared to 2014. In addition, lower operational spending resulted in a decrease of $0.3 million as compared to the third quarter of 2014. Partially offsetting these amounts are increases in expenses due to a variety of factors, including $3.3 million of selling, general and administrative expenses related to the Arlon business (including $1.6 million of amortization associated with the acquisition), $0.5 million related to restructuring severance expense at our PES operating segment and $0.5 million of defined benefit pension plan costs.

On a year to date basis, selling, general and administrative expenses increased 6.6% in the first nine months of 2015 from the first nine months of 2014. Year to date 2015 results included approximately $4.8 million in integration expenses related to the Arlon acquisition. Additional increases in expenses were due to a variety of factors, including $10.2 million of selling, general and administrative expenses related to the Arlon business (including $4.2 million of amortization associated with the acquisition), $1.4 million of defined benefit pension plan costs and $0.5 million related to restructuring severance expense at our PES operating segment. These increases were partially offset by $7.9 million of lower incentive and equity compensation costs in 2015 and discrete items incurred in the third quarter of 2014 related to the severance and other cost increases of $1.9 million, in addition to acquisition costs of $0.7 million in 2014 that didn't repeat in 2015. In addition, lower operational spending resulted in a decrease of $0.4 million as compared to the first nine months of 2014.
Research and Development Expenses

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Research and development expense	$7,285	$5,977	21.9%	$20,446	$17,259	18.5%
Percentage of sales	4.5%	3.7%		4.2%	3.7%
Research and development (R&D) expenses increased 21.9% in the third quarter of 2015 from the third quarter of 2014. As a percentage of net sales, R&D costs increased to 4.5% of net sales in the third quarter of 2015 from 3.7% of net sales in the third quarter of 2014. Year to date, R&D expenses increased 18.5% to $20.4 million in the first nine months of 2015 from $17.3 million in the first nine months of 2014. As a percentage of net sales, R&D costs increased to 4.2% in the first nine months of 2015 from 3.7% of net sales in the first nine months of 2014. From a gross spending perspective, we are increasing investments that are targeted at developing new platforms and technologies focused on long term growth initiatives at our innovation centers in the U.S. and Asia.
Equity Income in Unconsolidated Joint Ventures

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Equity income in unconsolidated joint ventures	$877	$953	(8.0)%	$2,187	$2,992	(26.9)%
Equity income in unconsolidated joint ventures declined approximately 8.0% in the third quarter of 2015 from the third quarter of 2014. On a year to date basis, equity income in unconsolidated joint ventures declined 26.9% in the first nine months of 2015 from the first nine months of 2014. The decreases were due to lower demand, the product mix and unfavorable currency exchange rate shifts.
Other Income (Expense), Net

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Other income (expense), net	$(756)	$(107)	606.5%	$(1,404)	$(1,374)	2.2%
Quarter over quarter, the increase in expense was primarily attributable to unfavorable foreign currency transaction costs. The change year over year of 2.2% was minimal.
Interest Income (Expense), Net

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Interest expense, net	$(1,126)	$(698)	61.3%	$(3,435)	$(2,167)	58.5%
Interest income (expense), net, increased by 61.3% in the third quarter of 2015 from the third quarter of 2014. On a year to date basis, interest income (expense), net, increased by 58.5% in the first nine months of 2015 from the first nine months of 2014. The increase quarter over quarter and year over year was due to interest on the increased long term debt associated with the Arlon acquisition, which occurred in January of 2015.
Income Taxes
Our effective income tax rate was 43.5% and 28.6% in the third quarter of 2015 and 2014, respectively. Our effective income tax rate was 35.1% and 30.0% for the nine months ended September 30, 2015 and 2014, respectively. In the third quarter of 2015, our income tax rate was unfavorably impacted by $1.9 million related to finalization of 2014 income tax year returns and a change in the mix of earnings attributable to higher-taxing jurisdictions. In both the third quarter of 2015, as well as the third quarter of 2014, our income tax rate benefited from favorable tax rates on certain foreign business activity as compared to our statutory tax rate of 35.0%. It is possible that up to $3.9 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or expiration of the statute of limitations.

Segment Sales and Operations
Advanced Connectivity Solutions

(Dollars in millions)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$66.2	$63.4	$203.9	$183.4
Depreciation and amortization	4.0	2.6	11.3	7.4
Operating income	11.9	14.1	36.8	36.4
The Advanced Connectivity Solutions (ACS) operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q3 2015 versus Q3 2014
Net sales in this segment increased by 4.4% to $66.2 million in the third quarter of 2015 from $63.4 million in the third quarter of 2014. Organic sales declined 20.3%, currency fluctuations decreased net sales by 1.5% and the acquisition of Arlon added 26.2% net sales growth as compared to the same period in the prior year. The quarter over quarter increase in net sales, including the acquisition, is due primarily to automotive radar applications for Advanced Drive Assistance Systems (38.6%) and aerospace and defense applications (53.6%), partially offset by a decline in the wireless telecom market (-3.8%).
Operating income declined by 15.2% to $11.9 million in the third quarter of 2015 from $14.1 million in the third quarter of 2014. As a percentage of net sales, operating income in the third quarter of 2015 was 18.1%, a 410 basis point decline as compared to the 22.2% reported in the third quarter of 2014. Operating income declined primarily due to the lower organic net sales partially offset by the addition of the operating income from the acquisition, combined with favorable results from the continuous efforts targeted at manufacturing efficiency improvements.

YTD 2015 versus YTD 2014

Net sales in this segment increased by 11.2% to $203.9 million in the first nine months of 2015 from $183.4 million in the first nine months of 2014. Organic sales declined 9.8%, currency fluctuations decreased net sales by 1.4% and the acquisition of Arlon added 22.3% sales growth as compared to the same period in the prior year. This increase in net sales, including the acquisition, is driven primarily by automotive radar applications for Advanced Drive Assistance Systems (32.9%) and aerospace and defense applications (52.4%) and the wireless telecom market (0.9%).
Operating income improved by 1.3% to $36.8 million in the first nine months of 2015 from $36.4 million in the first nine months of 2014. As a percentage of net sales, the first nine months of 2015 operating income was 18.1%, a 170 basis point decrease as compared to the 19.8% reported in the second half of 2014. The first nine months of 2015 results included approximately $2.5 million of integration expenses related to the Arlon acquisition in addition to lower operating income from lower organic net sales. These expenses were offset by the addition of the operating income from the acquisition, combined with favorable results from the continuous efforts targeted at manufacturing efficiency improvements and favorable inventory absorption.

Elastomeric Material Solutions

(Dollars in millions)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$46.8	$46.7	$138.4	$130.7
Depreciation and amortization	2.3	1.5	6.7	4.8
Operating income	8.1	8.4	16.7	18.8
The Elastomeric Material Solutions (EMS) operating segment is comprised of our polyurethane and silicone products, which are sold into a wide variety of markets for various applications such as general industrial, portable electronics, consumer and transportation markets for gasketing, sealing, impact protection and cushioning applications.
Q3 2015 versus Q3 2014
Net sales in this segment increased by 0.2% to $46.8 million in the third quarter of 2015 from $46.7 million in the third quarter of 2014. Organic sales declined 10.5%, currency fluctuations decreased net sales by 2.1% and the acquisition of Arlon added 12.8% sales growth as compared to the same period in the prior year. The increase in net sales, including the acquisition, was driven by a strong demand in general industrial (25.5%) and mass transit (31.8%) applications. Offsetting these increases, this operating segment experienced a decline in net sales in the portable electronics segment (mobile internet devices and feature phone applications) (-26.2%).
Operating income declined by 3.9% to $8.1 million in the third quarter of 2015 from $8.4 million in the third quarter of 2014. As a percentage of net sales, third quarter of 2015 operating income was 17.3%, a 80 basis point decline as compared to the 18.1% reported in the third quarter of 2014. Operating income declined due to the lower organic net sales partially offset by the addition of the operating income from the acquisition.

YTD 2015 versus YTD 2014

Net sales in this segment increased by 5.9% to $138.4 million in the first nine months of 2015 from $130.7 million in the first nine months of 2014. Organic sales declined 6.1%, currency fluctuations decreased net sales by 1.8% and the acquisition of Arlon added 13.7% of sales growth as compared to the same period in the prior year. The increase in net sales, including the acquisition, was driven by increased demand in mass transit (31.6%) and general industrial (27.9%) applications. Offsetting these increases, this operating segment experienced a decline in net sales into the portable electronics segment (mobile internet devices and feature phone applications) (-19.0%) and consumer applications (-15.3%).

Operating income declined by 11.2% to $16.7 million in the first nine months of 2015 from $18.8 million in the first nine months of 2014. As a percentage of net sales, the first nine months of 2015 operating income was 12.0%, a 230 basis point decline as compared to the 14.3% reported in the first nine months of 2014. The first nine months of 2015 results included approximately $1.8 million of integration expenses related to the Arlon acquisition in addition to lower operating income from lower organic sales. These declines were offset by the addition of the operating income from the acquisition.

Power Electronics Solutions

(Dollars in millions)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$36.6	$46.5	$113.6	$130.2
Depreciation and amortization	2.1	2.4	6.4	7.4
Operating income	1.1	3.7	4.3	4.5

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
Q3 2015 versus Q3 2014
Net sales in this segment decreased by 21.3% to $36.6 million in the third quarter of 2015 from $46.5 million in the third quarter of 2014. Organic net sales declined 9.7% and currency fluctuations decreased net sales by 11.6%. The net sales decline was impacted by weaker demand in variable frequency motor drives (-22.4%), certain renewable energy applications (-30.9%), vehicle electrification (x-by-wire) (-2.3%) and electric vehicle applications (-0.4%). These declines were partially offset by an increase in demand in laser diode applications (18.7%).

Operating income for the quarter decreased to $1.1 million in the third quarter of 2015 from $3.7 million in the third quarter of 2014. As a percentage of net sales, third quarter of 2015 operating income was 2.9%, a 500 basis point decline as compared to the 7.9% reported in the third quarter of 2014. This decrease was primarily due to restructuring related severance costs of $0.5 million, combined with lower organic net sales partially offset by manufacturing efficiency improvements and cost control.

YTD 2015 versus YTD 2014

Net sales in this segment decreased by 12.7% to $113.6 million in the first nine months of 2015 from $130.2 million in the first nine months of 2014. Organic net sales increased 0.4% as compared to the first nine months of 2014. Net sales were unfavorably impacted by 13.1% due currency fluctuations. The net sales growth was driven by an increase in demand in electric vehicle applications (45.3%) and laser diode applications (16.3%) offset in part by weaker demand in variable frequency motor drives (-20.8%), vehicle electrification (x-by-wire) (-22.4%) and certain renewable energy applications (-30.1%).

Operating income decreased to $4.3 million in the first nine months of 2015 from $4.5 million in the first nine months of 2014. This decrease was primarily due to restructuring related severance costs of $0.5 million, offset by the impact of increased organic net sales and favorable results from the continuous efforts targeted at manufacturing efficiency improvements.

Other

(Dollars in millions)	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$10.9	$6.5	$32.7	$18.9
Depreciation and amortization	0.3	0.1	0.9	0.3
Operating income	1.9	2.2	5.9	6.4
Our Other segment consists of our elastomer rollers and floats, as well as our inverter distribution business. Additionally, the Arlon acquisition added a business to this segment that manufactures specialty polyimide and epoxy-based laminates and bonding materials.
Q3 2015 versus Q3 2014
Net sales increased by 66.5% to $10.9 million in the third quarter of 2015 from $6.5 million in the third quarter of 2014. The acquisition of Arlon added 80.3% sales growth as compared to the same period in the prior year. Net sales were unfavorably impacted by 2.5% due currency fluctuations.
Operating income declined to $1.9 million in the third quarter of 2015 from $2.2 million in the third quarter of 2014. As a percentage of net sales, third quarter of 2015 operating income was 17.8%, as compared to the 33.3% achieved in the third quarter of 2014. The decline as a percentage of sales was a result of the additional Arlon sales having lower operating margins.

YTD 2015 versus YTD 2014

Net sales increased by 72.9% to $32.7 million in the first nine months of 2015 from $18.9 million in the first nine months of 2014. The acquisition of Arlon added 77.3% sales growth as compared to the same period in the prior year. Net sales were unfavorably impacted by 2.0% due to currency fluctuations.

Operating income decreased to $5.9 million in the first nine months of 2015 from $6.4 million in the first nine months of 2014. The decline was primarily due to $0.6 million of integration expenses related to the Arlon acquisition that are included in the first nine months of 2015 results.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. We believe that our existing sources of liquidity and future cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months. We continue to have access to the remaining portion of the line of credit available under our Amended Credit Agreement (as defined in the Credit Facilities section which follows), should any issue or strategic opportunities arise. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Key Balance Sheet Accounts:
Cash and cash equivalents	$192,606	$237,375
Accounts receivable, net	102,396	94,876
Inventory	85,536	68,628
Outstanding borrowing on credit facilities (short term and long term)	179,313	60,000

	Nine Months Ended
	September 30, 2015	September 30, 2014
Key Cash Flow Measures:
Cash provided by (used in) operating activities	$45,561	$57,467
Cash provided by (used in) investing activities	(177,307)	(18,686)
Cash provided by (used in) financing activities	90,686	2,151
At the end of the third quarter of 2015, cash and cash equivalents were $192.6 million as compared to $237.4 million at the end of 2014, a decrease of $44.8 million, or 18.9%. This decrease was due primarily to $34.5 million being disbursed for the acquisition of Arlon, $33.0 million in share repurchases, $21.6 million in capital expenditures, $6.5 million in a contribution to our defined benefit plans and $5.7 million in required debt payments, partially offset by strong cash generated from operations and the receipt of $6.5 million related to stock option exercises.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
U.S.	$34,128	$96,721
Europe	65,831	71,802
Asia	92,647	68,852
Total cash and cash equivalents	$192,606	$237,375
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.

Significant changes in our balance sheet accounts from December 31, 2014 to September 30, 2015 were as follows:

◦
Inventory increased to $85.5 million in the first three quarters of 2015 by 24.6% from $68.6 million at December 31, 2014. This overall increase is attributable to $9.9 million of inventory held by Arlon and higher levels of inventory held by the ACS operating segment due a combination of a slowdown in wireless telecommunications demand and this operating segment optimizing inventory levels.

◦
Property, plant and equipment, increased by 19.8% to $180.1 million from $150.4 million. The increase was primarily due to the acquisition of Arlon, which increased property, plant and equipment by $30.7 million and was slightly offset by depreciation.

◦
Goodwill and other intangible assets increased by 80.8% and 102.3% to $177.6 million and $77.6 million from $98.2 million and $38.3 million, respectively. These increases were due to the acquisition of Arlon.

◦
Outstanding borrowings on credit facilities (short term and long term) increased by 199% to $179.3 million from $60.0 million. The increase was due to financing of $125.0 million for the acquisition of Arlon, offset by $5.7 million in principal repayments.

Share Repurchases
During the three and nine months ended September 30, 2015, we repurchased 678,300 shares of our capital stock for $37.5 million under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective on August 11, 2015 and has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2015, $62.5 million remained of our $100.0 million share repurchase program. All purchases were made using cash from operations and cash on hand.
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
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio ("ICR") of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of its fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis.
As of September 30, 2015, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.41 to 1.00 on the leverage ratio and 26.13 to 1.00 on the ICR.

The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020. The aggregate mandatory principal payments due under both the term loan and the revolving line of credit are as follows:

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
In addition, as of September 30, 2015 we had a $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of September 30, 2015 or December 31, 2014.
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
Before entering into the Amended Credit Agreement, we had $0.5 million of remaining capitalized costs from the previous credit agreements. These costs will continue to be amortized over the life of the Amended Credit Agreement. In the second quarter of 2015, we capitalized an additional $1.8 million in connection with the Amended Credit Agreement. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020.
We incurred amortization expense of $0.1 million in each of the third quarters of 2015 and 2014, and amortization expense of $0.3 million $0.4 million in the first nine months of 2015 and 2014, respectively. At September 30, 2015, we have approximately $2.2 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first nine months of 2015 and 2014, we made principal payments of $5.7 million and $12.5 million, respectively, on the outstanding debt. The principal amount of this debt has been transferred to the new revolving credit line created in June of 2015. We are obligated to pay $3.1 million on this debt obligation in the next 12 months under the term loan.
We incurred interest expense on our outstanding debt of $0.9 million and $2.7 million for the three and nine month periods ended September 30, 2015, respectively, and $0.5 million and $1.4 million for the three and nine month periods ended September 30, 2014, respectively.
We incurred an unused commitment fee of $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2015 and $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2014, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of September 30, 2015, the remaining notional amount of the interest rate swap covers $24.4 million of our term loan debt. At September 30, 2015, our outstanding debt balance is comprised of a term loan of $54.3 million and $125.0 million borrowed on the revolving line of credit. At September 30, 2015, the rate charged on this debt is the 1 month LIBOR at 0.2500% plus a spread of 1.500%.
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

Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik Electronics GmbH ("Curamik") for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of September 30, 2015 is $6.1 million. Depreciation expense related to the capital lease was $0.1 million in each of the three month periods ended September 30, 2015 and 2014 and $0.3 million in the nine month periods ending September 30, 2015 and 2014. Accumulated depreciation at September 30, 2015 and December 31, 2014 was $1.9 million and $1.6 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of income.
We also incurred interest expense on the capital lease of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2015, respectively, and $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2014, respectively. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of income.
We guarantee an interest rate swap related to our lease of the manufacturing facility in Eschenbach, Germany. The swap is in a liability position with the bank at September 30, 2015, and has a fair value of $0.2 million. We have concluded that default by the lessor is not probable during the term of the swap, and we have chosen not to exercise the option to buyout the lease during the leasing period; therefore, the guarantee has no value.

Contingencies
During the third quarter of 2015, we became aware of new developments related to environmental matters or other contingencies. We have not had any material recurring costs and capital expenditures related to environmental matters.  Refer to Note 14 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q, for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the third quarter of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the third quarter of 2015. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2014 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2015. The Company's disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information

Item 1.	Legal Proceedings
See a discussion of environmental, asbestos and other litigation matters in Note 14 - “Commitments and Contingencies”, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and (b) are not applicable

(c) Stock Repurchases

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
August 1, 2015 to August 31, 2015	215,544	$57.62	215,544	$87,600
September 1, 2015 to September 30, 2015	462,756	$54.10	462,756	$62,500

During the three and nine months ended September 30, 2015, we repurchased 678,300 shares of our capital stock for $37.5 million under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of September 30, 2015, $62.5 million remained of our $100.0 million share repurchase program. All repurchases were made using cash from operations and cash on hand. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statement of Stockholders Equity at September 30, 2015 and December 31, 2014, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

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
Dated: October 29, 2015