Form 10-K
period 2015-12-31
ROGERS CORP
filed 2016-02-23
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,221,463,930. Rogers has no non-voting common equity.
The number of shares outstanding of common stock as of February 4, 2016 was 17,969,554.

Documents Incorporated by Reference:

Portions of Rogers’ Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, currently scheduled for May 6, 2016, are incorporated by reference into Part III of this Form 10-K.

ROGERS CORPORATION
FORM 10-K

December 31, 2015

Part I

Item 1. Business

In this Report, we use the terms “Company,” “Rogers,” “we,” “us,” and “our” unless otherwise indicated or the context otherwise requires, to refer to Rogers Corporation and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•
volatility within the Internet Connectivity, Clean Energy, and Safety and Protection megatrends on which our business is focused, as well as specific market and industry trends within these megatrends;

•
business, economic and political conditions in the United States and abroad, particularly in China, South Korea, Germany, Hungary and Belgium, where we maintain significant manufacturing, sales or administrative operations;

•	fluctuations in foreign currency exchange rates;

•	our ability to develop innovative products and have them incorporated into end-user products and systems;

•	the extent to which end-user products and systems incorporating our products achieve commercial success;

•	the ability of our sole or limited source suppliers to deliver certain key raw materials to us in a timely manner;

•	intense global competition affecting both our existing products and products currently under development;

•
failure to realize, or delays in the realization of, anticipated benefits of acquisitions and divestitures due to, among other things, the existence of unknown liabilities or difficulty integrating acquired businesses;

•	our ability to attract and retain management and skilled technical personnel;

•	our ability to protect our proprietary technology from infringement by third parties and/or allegations that our technology infringes third party rights;

•	changes in effective tax rates or tax laws and regulations in the jurisdictions in which we operate;

•	financial and restrictive covenants in our credit agreement, which could limit our operational and financial flexibility;

•	the outcome of ongoing and future litigation, including our asbestos-related product liability litigation;

•	changes in environmental laws and regulations applicable to our business;

•	disruptions in, or breaches of, our information technology systems;

•	asset impairment and restructuring charges; and

•	changes in accounting standards promulgated by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC).

Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed under the heading “Item 1A Risk Factors” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
Overview

Rogers Corporation (NYSE: ROG) designs, develops, manufactures and sells high-quality and high-reliability engineered materials and components for mission critical applications. We operate principally three strategic business segments-Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). We have a history of innovation and established the Rogers Innovation Center for our leading research and development activities.

Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on three megatrends of expanding business opportunities: Internet Connectivity, Clean Energy and Safety & Protection. During 2015, we added the Safety & Protection megatrend in place of Mass Transit in response to the increase in demand for advanced driver assistance systems and growth in products focused on consumer impact protection, passenger safety and vibration management and flexible heater insulation.
In January 2015, we completed the acquisition of Arlon LLC and its subsidiaries, other than Arlon India (Pvt) Limited (the acquired subsidiaries, collectively, Arlon), for an aggregate purchase price of approximately $157 million. Arlon manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials. The acquisition of Arlon and its subsequent integration into our business segments have enabled us to increase scale and complement our existing product offerings, thus enhancing our ability to support our customers. The Arlon polyimide and thermoset laminate business, which was not integrated, was sold in December 2015. For additional information regarding the Arlon acquisition and related financing, see Note 5, “Acquisition” and Note 12, “Debt” in “Item 8 Financial Statements and Supplementary Data.”
Rogers was founded in 1832 and incorporated in Massachusetts in 1927.
Our Business Segments
We operate our business in three strategic business segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). The following table reflects the net sales of the reportable segments of the Company for the last three fiscal years:

(Dollars in thousands)	2015	2014	2013
ACS	$267,630	$240,864	$184,949
EMS	180,898	173,671	168,082
PES	150,288	171,832	160,730
Other	42,627	24,544	23,721
Total	$641,443	$610,911	$537,482

In 2015, we updated the names of two of our segments to better align with their product portfolios: our “Printed Circuit Materials” segment was renamed to “Advanced Connectivity Solutions,” and our “High Performance Foams” segment was renamed to “Elastomeric Material Solutions.”
Additional financial information regarding each of our reportable segments, along with information regarding our revenues and long-lived assets by geographic area, is available in Note 16, “Business Segments,” in “Item 8 Financial Statements and Supplementary Data.”
Advanced Connectivity Solutions (ACS)
Our ACS segment designs, develops, manufactures and sells circuit materials enabling high-performance and high-reliability connectivity for applications including communications infrastructure (e.g., cellular communication antennas and equipment), automotive (e.g., advanced driver assistance systems and global positioning applications), consumer electronics and aerospace/defense. We sell our circuit materials under various tradenames, including RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800®, LoPro®, COOLSPAN® and TMM®. In January 2015, we acquired the Arlon business, and subsequently integrated a portion of the product portfolio into the ACS segment operations and products that expanded the segment’s product portfolio, market reach and customer base, particularly in the RF antenna business.
Our ACS segment has manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Evergem, Belgium; and Suzhou, China.
Elastomeric Material Solutions (EMS)
Our EMS segment designs, develops, manufactures and sells elastomeric material solutions for critical cushioning, sealing, impact protection and vibration management applications including general industrial, portable electronics (e.g., mobile internet devices), consumer goods (e.g., protective sports equipment), automotive, mass transportation, construction and printing applications. We sell our elastomeric materials under various trade names, including PORON®, XRD®, BISCO® and eSORBA®. In January 2015, we acquired the Arlon business, and subsequently integrated a portion of the product portfolio into the EMS segment operations and products that expanded the segment’s product portfolio, market reach and customer base, particularly in the engineered silicones for sealing and insulation applications.

Our EMS segment has manufacturing and administrative facilities in Woodstock, Connecticut; Rogers, Connecticut; Bear, Delaware; Carol Stream, Illinois; and Suzhou, China. We also own 50% of: (1) Rogers Inoac Corporation (RIC), a joint venture that was established in Japan 1989 to design, develop, manufacture and sell PORON products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS) that was established in China in 2004 to design, develop, manufacture and sell PORON products primarily for RIC customers in China. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at the INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.
Power Electronics Solutions (PES)
Our PES segment designs, develops, manufactures and sells ceramic substrate materials for power module applications (e.g., variable frequency drives, vehicle electrification and renewable energy), laminated bus bars for power inverter and high power interconnect applications (e.g., mass transit, hybrid-electric and electric vehicles, renewable energy and variable frequency drives), and micro-channel coolers (e.g., laser cutting equipment). We sell our ceramic substrate materials and micro channel coolers under the curamik® tradename, and our bus bars under the ROLINX® tradename.
Our PES segment has manufacturing and administrative facilities in Ghent, Belgium; Eschenbach, Germany; Budapest, Hungary; and Suzhou, China.
Other
Our Other businesses consist of elastomeric components for applications in ground transportation, office equipment, consumer and other markets; elastomeric floats for level sensing in fuel tanks, motors, and storage tanks; and inverters for portable communications and automotive markets. In 2015, the Other businesses included the Arlon polyimide and thermoset laminate operations, which was sold in December 2015.
Sales and Competition
We sell our materials and components primarily through direct sales channels positioned near major concentrations of our customers in North America, Europe and Asia. We sold to over 3,000 customers worldwide in 2015, primarily original equipment manufacturers (OEMs) and component suppliers. No individual customer represented more than 3.9% of our total sales for 2015; however, there are concentrations of OEM customers in our ACS (Chinese telecommunications equipment manufacturers) and PES (semiconductor and automotive manufacturers) segments. Although the loss of all of the sales made to any one of our larger customers would require a period of adjustment during which the results of a particular operating segment would be adversely impacted, we believe that such adjustments could be successfully made over a period of time due to the diversity of our customer base. We believe that our business relationships with major customers in our key markets are favorable, and that we are in a good position to respond promptly to variations in customer requirements and technology trends.
We employ a technical sales and marketing approach pursuant to which we work collaboratively to provide design engineering, testing, product development and other technical support services to OEMs that incorporate our engineered materials and components in their products. Particularly in our ACS and EMS business segments, component suppliers convert, modify or otherwise incorporate our engineered materials and components into their components for these OEMs in accordance with their specifications. Accordingly, we provide similar technical support services to component suppliers.
We compete primarily with manufacturers of high-end materials, some of which are large, multi-national companies, principally on the basis of innovation, customer relationships, product quality and performance, technical service, breadth of product line, and manufacturing capabilities. We also compete with manufacturers of commodity materials, including smaller regional producers with lower overhead costs and profit requirements located in Asia that attempt to upsell their products based principally upon price, particularly for products that have matured in their life cycle. We believe that we have a competitive advantage because of our reputation for innovation, the quality and reliability of our materials and components and our demonstrated commitment to technical support and customer service.
Research and Development
We have a history of innovation, and innovation leadership is a key component of our overall business strategy. The markets we serve are typically characterized by rapid technological changes and advances. Accordingly, the success of our strategy is in part dependent on our ability to develop market-leading products, which is primarily driven by efforts in research and development. We are focused on identifying technologies and innovations related to both our current product portfolio as well as other long term initiatives targeted at further diversifying our business. As part of this technology commitment, we established the Rogers Innovation Center at Northeastern University in Burlington, Massachusetts, and, in 2015, opened a satellite innovation center at our facility in Suzhou, China. Our innovation centers focus on the earliest stages of technical and commercial development of new high-tech materials solutions in close alignment with market needs.

Patents and Other Intellectual Property
We have many domestic and foreign patents and licenses and have additional patent applications on file related to all business segments. These patents and licenses vary in duration and provide some protection from competition.
We also own a number of registered and unregistered trademarks and have acquired and developed certain confidential and proprietary technology, including trade secrets that we believe to be of some importance to our business.
While we believe our patents and other intellectual property provide some important advantage to our business segments, we believe that a significant part of our competitive position and future success is also determined by such factors as the innovative skills, systems and process knowledge, and technological expertise of our personnel; the range and success of new products we develop; and our customer service and support.
Manufacturing and Raw Materials
The key raw materials used in our business are as follows: for our ACS segment, copper and polymer materials; for our EMS segment, polyurethane and silicone materials; and for our PES segment, copper and ceramic materials. We believe we have adequate sources for the supply of these key raw materials for our manufacturing needs.
Some of the raw materials used in our business are available through single or limited-source suppliers. We recently expanded our supplier base for certain key raw materials and components for efficiency, cost reduction and quality, while limiting the number of suppliers who act as the single-source supplier for a particular raw material. We seek to mitigate the impact of raw material supply disruptions by purchasing sufficient quantities of the particular raw material in advance to sustain production until alternative materials and production processes can be qualified with customers. However, this strategy may not be effective in all cases, and disruptions in our supply of raw materials could negatively impact our production and have a material adverse impact on our business.
Seasonality
There is no material concentration of products or markets within the business that are seasonal in nature, except for some minor seasonality for consumer products, which often align with year-end holidays and product launch cycles.
Our Employees

As of December 31, 2015, we employed approximately 2,800 people.

Backlog

Our backlog of firm orders was $63.3 million as of December 31, 2015, as compared to $77.0 million as of December 31, 2014. The decrease at the end of 2015 was primarily related to Power Electronics Solutions and Advanced Connectivity Solutions and our which experienced decreases in backlog of $7.3 million, $(9.1) million, respectively. These declines were slightly offset by Elastomeric Material Solutions, which experienced an increase of $2.8 million in the backlog. Contributing to the year-over-year change in backlog were customer delivery improvements, which reduced customer ordering cycles, combined with general market conditions. Additionally, the 2015 backlog contains $7.4 million related to the Arlon businesses. The backlog of firm orders is expected to be filled within the next 12 months.

Executive Officers

Our executive officers as of February 23, 2016 were as follows:

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2011-2015

Bruce D. Hoechner	56	President and Chief Executive Officer	2011	President, Asia Pacific Region, Dow Advanced Materials Division, Rohm and Haas Company from 2009 to September 2011

Janice E. Stipp	56	Vice President, Finance, Chief Financial Officer and Corporate Treasurer	2015	Executive Vice President, Chief Financial Officer and Treasurer, Tecumseh from October 2011 to November 2015; Chief Financial Officer, Revstone from January 2011 to August 2011

Robert C. Daigle	52	Senior Vice President and Chief Technology Officer	2009

Gary M. Glandon	57	Vice President and Chief Human Resources Officer	2012	Chief Human Resources Officer, Solutia from October 2010 to July 2012

Jeffrey M. Grudzien	54	Vice President, Advanced Connectivity Solutions	2012	Vice President, Sales and Marketing September 2007 to February 2012

Jay Knoll	52	Vice President and General Counsel	2014
Senior Vice President, General Counsel PKC Group Oyj - North America from June 2012 to November 2014; Director and Chief Restructuring Officer Energy Conversion Devices, Inc. from November 2011 to June 2012, Interim President Energy Conversion Devices, Inc. from May 2011 to November 2011, Executive Vice President, General Counsel and Chief Administrative Officer Energy Conversion Devices, Inc. from January 2011 to April 2011.

John J. Krawczynski	44	Chief Accounting Officer and Corporate Controller	2014
Vice President Finance, Controller, The Yankee Candle Company, Inc. from September 2012 to February 2014; Vice President, Corporate Controller, Oakleaf Waste Management from March 2010 to September 2012

Helen Zhang	51	Vice President, Power Electronics Solutions and President, Rogers Asia	2013	Global General Manager of Interconnect Technology, Dow Chemical Company, Dow Electronic Materials from July 2010 to April 2012

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

A substantial portion of our revenues is driven by the Internet Connectivity, Clean Energy, and Safety and Protection megatrends, and volatility in these megatrends may adversely affect our business.
We derived approximately 28%, 26% and 10% of our net sales for the year ended December 31, 2015 from sales relating to the Internet Connectivity, Clean Energy, and Safety and Protection megatrends, respectively. These megatrends are served by our direct and indirect customers in a variety of end markets, including the transportation, industrial, consumer electronics and communications sectors. These megatrends, as well as specific market and industry trends within these megatrends, are volatile, cyclical and sensitive to a variety of factors, including general economic conditions, technology disruptions, consumer preferences and political priorities. Adverse changes to and within these megatrends has resulted, and may continue to result, in reduced demand for certain of our products, production overcapacity, increased inventory levels and price erosion, ultimately leading to a decline in our revenues and gross margins.
We have extensive international operations and therefore events and circumstances that have general international consequence or more specific impact in the countries in which we operate may adversely affect our business.
For the year ended December 31, 2015, approximately 75% of our net sales resulted from sales in foreign markets, with approximately 51% and 22% of such net sales occurring in Asia and Europe, respectively. We expect our revenues in foreign markets to continue to represent a substantial majority of our consolidated net sales. We maintain significant manufacturing and administrative operations in China, South Korea, Germany, Hungary and Belgium, and 65% of our employees are located outside the United States. Risks related to our extensive international operations include the following:

•	foreign currency fluctuations, particularly in the value of the Euro, the Hungarian forint, the Chinese yuan and the South Korean won against the U.S. dollar;

•	economic and political instability, including regional or country-specific events;

•	accounts receivable practices, including longer payment cycles;

•	export control or customs matters and changes in trade policy, tariff regulations or other trade restrictions;

•	complications in complying with a variety of foreign laws, including unexpected changes in the laws or regulations of the countries in which we operate;

•	failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption laws;

•	greater difficulty protecting our intellectual property;

•	employment regulations, work stoppages and labor and union disputes.

The foregoing risks may be particularly acute in emerging markets, such as China, where our operations are subject to greater uncertainty due to increased volatility associated with the developing nature of the economic, legal and governmental systems of these countries. In addition, our business has been - and may continue to be - adversely affected by the lack of development, or disruptions, of transportation or other critical infrastructure in emerging markets. If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it may adversely affect our business, financial condition and results of operations.
Our business is dependent upon our development of innovative products and our customers’ incorporation of those products into end user products and systems that achieve commercial success.

As a manufacturer and supplier of engineered materials and components, our business depends upon our ability to innovate and sell our new and improved materials and components for inclusion in other products that are developed, manufactured and sold by our customers. We strive to differentiate our products and secure long-term demand through our engagement with our customers to design in our materials and components as part of their product development processes. The value of any design in largely depends upon the decision of our customers to manufacture their products or systems in production quantities, the commercial success of the ultimate product and the extent to which the design of our customers’ products or systems could accommodate substitution of competitor products. A consistent failure to introduce new products in a timely manner, achieve design ins or achieve market acceptance on commercially reasonable terms could adversely affect our business, financial condition and results of operations. Also, the introduction of new products presents particularly significant business challenges in our business because product development commitments and expenditures must be made well in advance of product sales.

Our dependence on sole or limited source suppliers for certain of our raw materials could adversely affect our ability to manufacture products and materially increase our costs.

We rely on sole and limited source suppliers for certain of the raw materials that are critical to the manufacturing of our products. This reliance subjects us to risks related to our potential inability to obtain an adequate supply of required components, particularly given our use of lean manufacturing and just-in-time inventory techniques, and our reduced control over pricing and timing of delivery of components. Our operating results would be adversely affected if we were unable to obtain adequate supplies of these materials in a timely manner or if their cost increased significantly.

If necessary, we believe we could obtain and qualify alternative sources for most sole and limited source supplier materials, but the transition time could be long. Seeking alternative sources for these materials could, however, require us to redesign our systems, resulting in increased costs and likely production and delivery delays. Ultimately, we may be unable to redesign our systems, which would further increase delays. If feasible, increased costs associated with such system redesigns would decrease our profit margins, perhaps materially, if we could not effectively pass such costs along to our customers. Further, production and delivery delays could lead to lost revenues and damage to our relationships with current and potential customers.

We face intense global competition, which could reduce demand for our products or cause additional pricing pressure for our products.
We operate in a highly competitive global environment and compete with domestic and international companies principally on the basis of the following:

•	innovation;

•	historical customer relationships;

•	product quality, reliability, performance and price;

•	technical and engineering service and support;

•	breadth of product line; and

•	manufacturing capabilities.

We believe that we currently compete effectively with respect to these factors in each of our operating segments and continue to devote strategic focus and investment to enhancing our competitiveness.

Our competitors include commodity materials suppliers, which offer product substitutions based mostly on price, and suppliers of alternate solutions, which offer product substitutions or eliminations based mostly on technology. Certain of these competitors have greater financial and other resources than we have and, in some cases, these competitors are well established in specific product niches. We expect that our competitors will continue to improve the design and performance of their products, which could result in the development of products that offer price or performance features superior to our products. Competition may also result from the development of disruptive technologies. If we are unable to maintain our competitive advantage for any reason, demand for our products may be materially reduced, which may adversely affect our business, financial condition and results of operations.
We may acquire businesses, dispose of businesses or engage in other transactions for which we may not realize anticipated benefits, or it may take longer than expected to realize such benefits, which may adversely affect our operating results, financial condition and existing business.
From time to time, we have explored and pursued transaction opportunities that we believe complement our core businesses, and we may do so again in the future. We also may consider divesting businesses or assets that we do not regard as part of our core businesses. These transaction opportunities may come in the form of acquisitions, joint ventures, investments, divestitures or other structures. There are risks associated with such transactions, including, without limitation, general business risk, integration risk, technology risk, market acceptance risk, litigation risk, environmental risk, regulatory approval risk and risks associated with the failure to complete announced transactions. In the case of acquisitions, we may not be able to discover, during the due diligence process or otherwise, all known and unknown risks associated with the business we are acquiring, including the existence of liabilities. In the case of divestitures, we may agree to indemnify acquiring parties for known or unknown liabilities arising from the businesses we are divesting.
Acquisition and disposition transactions may not ultimately create value for us or our stockholders and may harm our reputation and adversely affect our business, financial condition and results of operations.

Our business may be adversely affected if we cannot protect our proprietary technology or if we infringe the proprietary rights of others.
Our proprietary technology supports our ability to compete effectively with other companies, and we seek to protect our intellectual property rights by obtaining U.S. and foreign patents, trademarks and copyrights and maintaining trade secrets for our manufacturing processes. It is possible, however, that our efforts to obtain such protection in the U.S. and abroad will be unsuccessful or that the protection afforded will not be sufficiently broad to protect our technology.
Even if U.S. and foreign laws do grant initial protection to our technology, our competitors or other third parties may subsequently obtain and unlawfully copy, use or disclose our technologies, products, and processes. We believe that the risk of piracy of our technology is particularly acute in the foreign countries in which we operate. In circumstances in which we conclude that our proprietary technology has been infringed, we may pursue litigation to enforce our rights. For instance, in December 2015, we initiated a patent infringement action in Germany against KCC Corporation and its German subsidiary for offering direct bonded copper substrates in Germany that are manufactured using a process we believe is protected by one of our German patents. The defense and prosecution of intellectual property infringement suits are both costly and time consuming, even if the outcome is favorable to us. If we are not successful in protecting our proprietary technology or if the protection afforded to us is not sufficiently broad, our competitors may be able to manufacture and offer products substantially similar to our own, thereby reducing demand for our products and adversely affecting our results of operations and financial condition. We may also be adversely affected by, and subject to increased competition as a result of, the normal expiration of our issued patents.
Third parties may also assert infringement claims against us in the future. In addition to the significant costs associated with such suits, as noted above, an adverse outcome could subject us to significant liabilities to third parties and/or require us to license rights from third parties or cease selling our products. Any of these events may have a material adverse effect on our business, financial condition and results of operations.
The failure to attract and retain specialized technical and management personnel could impair our expected growth and future success.
We depend upon the continued services and performance of key executives, senior management and skilled technical personnel, particularly our sales engineers and other professionals with significant experience in the key industries we serve. Competition for these personnel from other companies, academic institutions and government entities is intense, and our expected growth and future success will depend, in large part, upon our ability to attract and retain these individuals.
Increases in our effective tax rates as a result of decisions to repatriate non-U.S. earnings or changes in the geographic mix of our earnings or in the tax laws and regulations applicable to us may materially adversely affect our results of operations and financial condition.

We are subject to income taxes in the U.S. and in various foreign jurisdictions, and any significant increase in our future effective tax rates could materially reduce our net income in future periods. Given the global nature of our business, a number of factors may increase our effective tax rates, including:

•	decisions to repatriate non-U.S. earnings for which we have not previously provided for U.S. income taxes;

•	changes in the geographic mix of our profits among jurisdictions with differing statutory income tax rates;

•	changes in tax laws and regulations applicable to us, including the expiration, renewal or application of tax holidays.

The terms of our credit agreement require us to satisfy financial ratios and comply with numerous covenants, and our failure to do so could lead to acceleration of our outstanding indebtedness.

Our credit agreement contains, and any future debt agreements into which we enter may contain, certain financial ratios and certain restrictive covenants that, among other things, limit our ability to incur indebtedness or liens, acquire other businesses, dispose of assets, or make investments. Our ability to make scheduled payments on these borrowings and to satisfy financial ratios may be adversely affected by changes in economic or business conditions beyond our control, while the restrictive covenants to which we are subject may limit our ability to take advantage of potential business opportunities as they arise. Failure to satisfy these financial ratios or to comply with the covenants in our credit agreement would constitute a default. An uncured default with respect to one or more of our covenants could result in outstanding borrowings thereunder being declared immediately due and payable, which may also trigger an obligation to repay other outstanding indebtedness. Any such acceleration of our indebtedness would have a material adverse effect on our cash flows and financial condition.

We may be adversely affected by litigation stemming from product liability and other claims.

We are involved in various unresolved legal matters that arise in the ordinary course of operations, including asbestos-related product liability claims related to prior operations. See “Item 3 - Legal Proceedings” and Note 15 to “Item 8 - Financial Statements and Supplementary Data” for additional information. We maintain insurance coverage with respect to certain claims, but we cannot be certain that the policy coverage limits will be adequate or that the policies will cover any particular loss. Costs associated with, among other things, the defense of, or settlements or judgments relating to, claims against us that are not covered by insurance or that result in recoveries in excess of insurance coverage may adversely affect our business, financial condition and results of operations. In addition, irrespective of insurance coverage, claims against us could divert the attention of our senior management and/or result in reputational damage, thereby adversely affecting our business.

We are subject to many environmental laws and regulations that could adversely affect our business.

We are subject to a variety of federal, state, local and foreign laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals, gases and other substances used in manufacturing our products. Some of these laws in the U.S. include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Compliance with these laws could require us to incur substantial expenses, including in connection with the acquisition of new equipment. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, some environmental laws impose liability, sometimes without fault, for investigating and/or cleaning up contamination on, or emanating from, properties currently or formerly owned, leased or operated by us, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability. See Note 15, "Commitments and Contingencies" in “Item 8 - Financial Statements and Supplementary Data” for additional information.

A significant disruption in, or breach in security of, our information technology systems could materially and adversely affect our business or reputation.

In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, business partners and suppliers and personally identifiable information of our employees. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures and user errors. If we experience a disruption in the information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by disgruntled employees or third parties. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our Information Technology (IT) network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third party service providers, a security breach may occur but not be detected. Security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, business partners, suppliers or employees, which could result in our suffering significant financial or reputational damage.

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

We also sponsor various defined benefit pension plans that cover certain employees. Our costs of providing defined benefit pension plans have risen dramatically in recent years, and are dependent upon a number of factors and assumptions that drive our projected liabilities and annual expenses, such as discount rates, the actual and projected rates of return on the plans' assets, governmental regulation, global equity prices, portfolio composition and our required and/or voluntary contributions to the plans. Changes in assumptions, the ability to grow our pension investments over time to increase the value of the plans' assets, and other factors relating to worldwide and domestic economic trends and financial market conditions, could all have a negative impact on our pension plans, which could result in an increase in our pension liabilities, a reduction in the funded status of our plan, increases in annual expense recognized related to the plans, and requirements to increase funding for some or all of our defined benefit pension plans, among other factors, all of which could negatively impact our operations and financial condition.
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

Also, to mitigate some of these risks, during the fourth quarter of 2015, we announced that we would be amending the plan and changing the benefits related to the salaried and non-union hourly participants of the retirement health insurance benefits program. The result of this amendment is reduced future liabilities related to this plan.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate various manufacturing facilities and sales offices throughout the United States, Europe and Asia. The following table provides certain information about the principal general offices and manufacturing facilities used by our business segments:

Location	Floor Space (Sq Ft)	Type of Facility	Leased / Owned

United States
Rogers, Connecticut	506,000	Manufacturing / Administrative Offices	Owned
Chandler, Arizona	418,000	Manufacturing	Owned
Chandler, Arizona	17,000	Warehouse/Administrative Offices	Leased through 03/2017
Carol Stream, Illinois	215,000	Manufacturing	Owned
Woodstock, Connecticut	152,000	Manufacturing	Owned
Bear, Delaware	125,000	Manufacturing / Administrative Offices	Owned
Burlington, Massachusetts	5,000	R&D Lab and Office Space	Leased through 2/2018

Europe
Eschenbach, Germany	149,000	Manufacturing / Administrative Offices	Leased through 6/2021
Ghent, Belgium	114,000	Manufacturing	Owned
Evergem, Belgium	77,000	Manufacturing / Administrative Offices	Owned
Budapest, Hungary	42,000	Manufacturing	Leased through 2/2019

Asia
Suzhou, China	821,000	Manufacturing / Administrative Offices	Owned
Ansan, Korea	40,000	Manufacturing	Leased through 10/2018
Tokyo, Japan	3,094	Sales Office	Leased through 2/2018
Taipei, Taiwan, R.O.C.	1,000	Sales Office	Leased through 7/2016
Hwasung City, Korea	1,000	Sales Office	Leased through 8/2016
Singapore	1,000	Sales Office	Leased through 12/2016
Shanghai, China	1,000	Sales Office	Leased through 3/2017
Shenzhen, China	1,000	Sales Office	Leased through 5/2018
Beijing, China	1,000	Sales Office	Leased through 5/2018

Item 3. Legal Proceedings

Asbestos products litigation
We were a defendant in 488 asbestos-related product liability cases as of December 31, 2015, compared to 440 cases as of December 31, 2014, with the change reflecting new cases, dismissals, settlements and other dispositions. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. In virtually all of the cases against us, the plaintiffs are seeking unspecified damages above a jurisdictional minimum against multiple defendants who may have manufactured, sold or used asbestos-containing products to which the plaintiffs were allegedly exposed and from which they purportedly suffered injury. Most of these cases are being litigated in Illinois, Pennsylvania and Mississippi, however we are also defending cases in other states. We intend to vigorously defend these cases, primarily on the basis of the plaintiffs’ inability to establish compensable loss as a result of exposure to our products. As of December 31, 2015, the estimated liability and estimated insurance recovery for the ten-year period through 2025 were $56.6 million and $53.4 million, respectively.
The defense and settlement costs of our asbestos-related product liability litigation to date have been substantially covered by insurance, and we have recorded a $3.2 million accrual for the amount by which estimated asbestos-related expenses exceed asbestos-related insurance coverage over a 10-year projection period. See Note 15, "Commitments and Contingencies" to “Item 8 - Financial Statements and Supplementary Data” for additional information regarding our asbestos-related product liability litigation.
Other matters
We are currently involved in a variety of other legal proceedings that we view as ordinary routine litigation incidental to our business, including commercial disputes, intellectual property matters, personal injury claims, tax claims and employment matters. Although the outcome of no legal matter can be predicted with certainty, we do not believe that the outcome of any of these legal proceedings, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. In addition, we are involved in certain environmental matters, principally investigations, that we do not view as material legal proceedings, either pending or known to be contemplated. See Note 15, "Commitments and Contingencies" to “Item 8 - Financial Statements and Supplementary Data” for additional information regarding these matters.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capital Stock Market Prices and Dividend Policy

Our capital stock is traded on the New York Stock Exchange under the symbol “ROG”. As of the end of business on February 4, 2016, we had 366 shareholders of record. On the same date, the trading price of our capital stock closed at $45.61 per share.

The following table sets forth the high and low prices during each quarter of the last two fiscal years on a per share basis:

	2015		2014
	High	Low	High	Low
Fourth	$57.15	$46.23	$82.48	$51.40
Third	66.99	51.65	68.34	53.69
Second	83.85	66.07	67.30	56.26
First	84.92	73.19	65.73	56.17

We did not pay any dividends on our capital stock in fiscal 2015 and 2014. We periodically evaluate the desirability of paying a dividend; however, at present, we expect to maintain a policy of emphasizing longer-term growth of capital rather than immediate dividend income. We do not currently have any restrictions in our ability to pay dividends under our current, amended credit agreement, (see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K), as no default of event of default has occurred. If a default or event of default occurs, we would be restricted in our ability to pay dividends.

Issuer Purchases of Equity Securities
On August 6, 2015, we initiated a share repurchase program ("the Program") of up to $100.0 million of the Company's capital stock. The Program has no expiration date, and may be suspended or discontinued at any time without notice. We initiated this program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value.
All repurchases were made using cash from operations and cash on hand. As of December 31, 2015, $60.0 million remained available to purchase under the program. See Note 19 "Share Repurchase" to “Item 8 Financial Statements and Supplementary Data for information regarding dividends and share repurchases for the year.
Following are our monthly stock repurchases for the fourth quarter of 2015, all of which were made as part of publicly announced plans or programs:

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2015 to October 31, 2015	49,273	$51.44	49,273	$60,007

We did not repurchase any shares during November or December 2015.

Item 6. Selected Financial Data

(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Financial Results

Net sales	$641,443	$610,911	$537,482	$498,761	$548,341
Income before income taxes	$66,173	$81,224	$49,722	$23,273	$56,496
Net Income	$46,320	$53,412	$38,203	$67,473	$44,978

Per Share Data

Basic	$2.52	$2.94	$2.22	$4.11	$2.81
Diluted	$2.48	$2.86	$2.15	$3.97	$2.69
Book value	$32.55	$31.91	$31.38	$25.93	$21.22

Financial Position

Current assets	$429,137	$438,174	$383,623	$312,472	$272,269
Current liabilities	$79,120	$120,445	$90,040	$84,502	$78,558
Ratio of current assets to current liabilities	4.7 to 1	3.6 to 1	4.3 to 1	3.7 to 1	3.5 to 1

Cash and cash equivalents	$204,586	$237,375	$191,884	$114,863	$79,728
Net working capital	$350,017	$317,729	$293,583	$227,970	$193,711
Property, plant and equipment, net	$178,661	$150,420	$146,931	$149,017	$148,182
Total assets	$932,458	$840,435	$811,321	$764,267	$683,532
Long-term debt	$175,188	$25,000	$60,000	$77,500	$115,000
Shareholders’ equity	$584,582	$587,281	$560,314	$438,395	$344,160
Long-term debt as a percentage of shareholders’ equity	30.0%	4.3%	10.7%	17.7%	33.4%

Other Data
Depreciation and amortization	$34,054	$26,268	$26,351	$27,130	$26,308
Research and development expenses	$27,644	$22,878	$21,646	$19,311	$21,530
Capital expenditures	$24,837	$28,755	$16,859	$23,774	$21,316
Number of employees (average)	2,800	2,800	2,500	2,441	2,566
Net sales per employee	$229	$218	$215	$204	$214
Number of shares outstanding at year end	17,957,760	18,403,109	17,854,506	16,904,441	16,220,648

Amounts disclosed above have been adjusted for the Company's 2015 conversion from the last in, first out (LIFO) cost method to the first in, first out (FIFO) cost method for valuing inventory for all operations that were using the LIFO cost method. The financial data included within the preceding table should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Financial Statements and Supplementary Data (Items 7 and 8 of this Form 10-K), and with our previously filed Forms 10-K.

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

Business Overview

Rogers Corporation designs, develops, manufactures and sells high-quality and high-reliability engineered materials and components for mission critical applications. We operate principally three strategic business segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). We have a history of innovation and have established two Rogers Innovation Centers for our leading research and development activities, in Massachusetts and China.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on three megatrends of expanding business opportunities: Internet Connectivity, Clean Energy and Safety & Protection. During 2015, we added the Safety & Protection megatrend in place of Mass Transit in response to the increase in demand for advanced driver assistance systems and growth in products focused on consumer impact protection, passenger safety and vibration management and flexible heater insulation.
In January 2015, we completed the acquisition of Arlon LLC and its subsidiaries, other than Arlon India (Pvt) Limited (the acquired subsidiaries, collectively, Arlon), for an aggregate purchase price of approximately $157 million. Arlon manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials. The acquisition of Arlon and its subsequent integration into our business segments have enabled us to increase scale and complement our existing product offerings, thus enhancing our ability to support our customers. The Arlon polyimide and thermoset laminate business, which was not integrated, was sold in December 2015.
2015 Executive Summary
In 2015 as compared to 2014, our revenue increased 5.0% to $641.4 million, gross margin decreased 170 bps to 36.7%, and operating income decreased 6.1% to $76.3 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our revenue growth in 2015 was attributable primarily to our newly-acquired Arlon operations. The increase in net sales in 2015 was composed of an organic sales decrease of 6.9%, negative currency impact of 4.5%, offset by acquisition related growth of 16.4%. We believe our revenue decline is associated with the uncertain macro-economic conditions in China and Europe as well as the U.S. This situation has resulted in the delay of several key projects within the markets that we participate in, leading to weaker demand in certain applications across all three business segments. We expect to see a moderate recovery in sales going forward however we remain cautious as to the exact timing of the recovery.

•
Our operating income declined due to a variety of factors in 2015. We achieved $76.3 million in operating income during 2015, a 6.1% decline over the $81.2 million achieved in 2014. Operating results in 2015 and 2014 included approximately $11.2 million and $7.7 million of special charges, respectively. Contributing to the decline in operating income was the decline in gross margin. Gross margin declined due to the lower organic sales and the lower gross margin from the Arlon business; however, this decline was partially mitigated through operational excellence initiatives across our business units. Gross margin was 36.7% in 2015 as compared to 38.4% in 2014.

•
We are an innovation company and in 2015 spent approximately 4.3% of our revenues on research and development, an increase from 3.7% in 2014. Research and development (R&D) expenses were $27.6 million in 2015, an increase of 20.8%, from $22.9 million in 2014. The increased spending was due to increased investments that are targeted at developing new platforms and technologies, as evidenced by the recent creation of the Rogers Innovation Centers in Massachusetts and in Asia. Since 2013, we have made concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs.

•
We completed $40.0 million in share repurchases in 2015. These repurchases were part of a $100 million share repurchase program announced in August 2015. The repurchases were made at an average price of $54.97 per share. We initiated this program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. Further share repurchases under the program will be subject to management’s consideration of cash availability, including cash generation, as well as potential cash uses, including capital spending and other investments, and potential acquisitions.

•	We closed on the acquisition of Arlon in January of 2015. The Arlon business has been fully integrated into the ACS and EMS businesses, and contributed approximately $100.0 million in sales in 2015.

Results of Continuing Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Gross margin	36.7%	38.4%	35.1%

Selling, general and administrative expenses	20.5%	20.5%	19.8%
Research and development expenses	4.3%	3.7%	4.0%
Restructuring and impairment charges	—	0.9%	1.9%
Operating income	11.9%	13.3%	9.3%

Equity income in unconsolidated joint ventures	0.5%	0.7%	0.8%
Interest income (expense), net	(0.7)%	(0.5)%	(0.6)%
Other income (expense), net	(1.3)%	(0.2)%	(0.2)
Income before income taxes	10.3%	13.3%	9.3%

Income tax expense	3.1%	4.6%	2.1%

Income from continuing operations	7.2%	8.7%	7.0%

2015 vs. 2014

Net Sales

(Dollars in thousands)	2015	2014	Percent Change
Net Sales	$641,443	$610,911	5.0%

Net sales increased by 5.0% in 2015 from 2014. The increase in net sales in 2015 was composed of an organic sales decrease of 6.9% and a negative currency impact of 4.5%, offset by Arlon acquisition related growth of 16.4%. The decline in organic sales was the result of a decline in all operating segments. The Advanced Connectivity Solutions (ACS) operating segment net sales increased 11.1%: organic sales decline of 11.4% and negative currency impact of 1.3%, which partially offset acquisition growth of 23.8%. The Elastomeric Material Solutions (EMS) operating segment net sales increased 4.2%: organic sales decline of 7.9% and negative currency impact of 1.8%, which partially offset acquisition growth of 13.8%. The Power Electronics Solutions (PES) operating segment net sales declined 12.5%: organic sales decline of 0.5% combined with a negative currency impact of 12.0%. See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin

(Dollars in thousands)	2015	2014	Percent Change
Gross Margin	$235,362	$234,753	0.3%
Percentage of sales	36.7%	38.4%

Gross margin as a percentage of net sales declined by 170 basis points to 36.7% in 2015 compared to 38.4% in 2014. Our 2015 results included approximately $1.8 million of purchase accounting related to the Arlon acquisition, of which, $1.6 million was the non-recurring fair value adjustment for inventory. The year over year decline was primarily the result of lower organic net sales and lower gross margin contribution related to the Arlon business. This was partially offset by improvements in supply chain, product quality and procurement, which favorably impacted margin performance.

Selling, General and Administrative Expenses

(Dollars in thousands)	2015	2014	Percent Change
Selling, general and administrative expenses	$131,463	$125,244	5.0%
Percentage of sales	20.5%	20.5%

Selling, general and administrative (SG&A) expenses increased by 5.0% in 2015 compared with 2014. Our 2015 results included approximately $9.6 million of special charges comprised of $1.6 million of severance related charges, $4.8 million in integration expenses related to the Arlon acquisition and $3.2 million related to the establishment of an environmental reserve. Our 2014 results included approximately $2.3 million of acquisition costs.

Excluding these special charges, SG&A expense decreased $1.1 million and as a percentage of sales, decreased by 110 basis points from 20.1% in 2014 to 19.0% in 2015. The decrease in expenses, excluding special charges, is due to a variety of factors, including $12.0 million of lower incentive and equity compensation costs, $1.1 million of lower costs related to asbestos related liabilities, $1.0 million of lower severance and lower operational spending and other discrete items incurred in 2014 of $2.2 million. Partially offsetting these amounts are increases in expenses due to a variety of factors, including $13.5 million of SG&A expenses related to the Arlon business (including $5.8 million of intangible amortization associated with the acquisition) and $1.8 million of defined benefit pension and retirement plan costs.

Research and Development Expenses

(Dollars in thousands)	2015	2014	Percent Change
Research and development expense	$27,644	$22,878	20.8%
Percentage of sales	4.3%	3.7%

Research and development (R&D) expenses increased by 20.8% in 2015 compared with 2014. As a percentage of sales, R&D costs increased from 3.7% in 2014 to 4.3% in 2015. The overall increase is due to $1.8 million of expenses related to the Arlon business as well as an increase in investments that are targeted at developing new platforms and technologies focused on long term growth initiatives at our innovation centers in the U.S. and Asia.

Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	2015	2014	Percent Change
Equity income in unconsolidated joint ventures	$2,890	$4,123	(29.9)%

Equity income in unconsolidated joint ventures declined approximately 29.9% in 2015 from 2014. The decrease was due to lower demand, product mix and unfavorable currency exchange rate shifts.

Interest Income (Expense), Net

(Dollars in thousands)	2015	2014	Percent Change
Interest income (expense), net	$(4,480)	$(2,946)	52.1%

Interest income (expense), net, was higher expense by 52.1% in 2015 from 2014. The increase year over year was driven by the increase in long term debt associated with the Arlon acquisition, which occurred in January of 2015.

Other Income (Expense), Net

(Dollars in thousands)	2015	2014	Percent Change
Other income (expense), net	$(8,492)	$(1,194)	611.2%

Other income (expense), net was higher expense of $7.3 million from 2014 to 2015. Our 2015 results included approximately $7.2 million of special charges comprised of $4.8 million of a loss on the sale of the Arlon specialty polyimide and epoxy-based laminates business and $2.4 million of receivables related to the tax indemnities that were reversed, which related to the release of uncertain tax positions.

Income Tax Expense

(Dollars in thousands)	2015	2014	Percent Change
Income tax expense	$19,853	$27,812	(28.6)%
Effective tax rate	30.0%	34.2%
In 2015, the difference between the our effective tax rate and the statutory federal tax rate was favorably impacted by taxable income generated in countries with a lower tax rate to that of the United States, research and development credits, a tax benefit related to a change in the effective state rate and release of valuation allowance on certain state tax attributes. The rate was unfavorably impacted by reserves for uncertain tax positions, change to prior estimates and nondeductible expenses. The rate decreased from 2014 primarily due to a reduction in the level of repatriation of current foreign earnings, increased reversals of uncertain tax benefits and deferred state tax benefits due to the acquisition of Arlon, partially offset with a shift of earnings from low tax to high tax jurisdictions.

Backlog

Our backlog of firm orders was $63.3 million as of December 31, 2015, as compared to $77.0 million as of December 31, 2014. The decrease at the end of 2015 was primarily related to Power Electronics Solutions, Advanced Connectivity Solutions and our Other businesses, which experienced decreases in backlog of $7.3 million, $(9.1) million and , respectively. These declines were slightly offset by Elastomeric Material Solutions, which experienced an increase of $2.8 million in the backlog. Contributing to the year-over-year change in backlog were customer delivery improvements, which reduced customer ordering cycles, combined with general market conditions. Additionally, the 2015 backlog contains $7.4 million related to the Arlon businesses. The backlog of firm orders is expected to be filled within the next 12 months.

2014 vs. 2013

Net Sales

(Dollars in thousands)	2014	2013	Percent Change
Net Sales	$610,911	$537,482	13.7%

Net sales in 2014 increased 13.7% from 2013. The increase in net sales in 2014 was attributable to volume increases in all of our operating segments. Net sales in the Advanced Connectivity Solutions (ACS) operating segment experienced a 30.2% increase from $184.9 million in 2013 to $240.9 million in 2014, the Power Electronics Solutions (PES) operating segment achieved a 6.9% increase from $160.7 million in 2013 to $171.8 million in 2014, and the Elastomeric Material Solutions (EMS) operating segment increased 3.3% from $168.1 million in 2013 to $173.7 million in 2014. See “Segment Sales and Operations” below for further discussion on segment performance.

Gross Margin

(Dollars in thousands)	2014	2013	Percent Change
Gross Margin	234,753	188,537	24.5%
Percentage of sales	38.4%	35.1%

Gross margin increased by approximately 330 basis points from 35.1% in 2013 to 38.4% in 2014. Our 2013 results included approximately $0.9 million or 20 basis points of special charges related to relocation costs associated with the move of certain manufacturing operations from the Power Electronics Solutions manufacturing facility in Eschenbach, Germany to a lower cost facility in Hungary. The primary driver of the improvement in gross margin was the increased sales volume achieved during 2014, which contributed approximately 180 basis points to the improvement. The remaining net improvement of 150 basis points was attributable primarily to our ability to leverage our existing asset base through production efficiencies to absorb the increased sales volume.

Selling, General and Administrative Expenses

(Dollars in thousands)	2014	2013	Percent Change
Selling, general and administrative expenses	$125,244	$106,398	17.7%
Percentage of sales	20.5%	19.8%

Selling, general and administrative (SG&A) expenses in 2014 increased 17.7% from 2013. Our 2014 results included approximately $2.3 million of acquisition costs. Our 2013 results included approximately $1.3 million of special charges comprised of $0.6 million in costs related to the move of certain manufacturing operations from the Power Electronic Solutions manufacturing facility is Eschenbach, Germany to a lower cost facility in Hungary and $0.7 million of other severance related charges. Excluding these charges, SG&A expense increased $17.8 million. As a percentage of sales, SG&A expenses increased by 70 basis points from 19.8% in 2013 to 20.5% in 2014. The overall increase in expenses was due to a variety of factors, including $7.7 million of incremental incentive and equity compensation costs, $10.1 million for incremental expenditures in certain key strategic areas, such as sales and marketing, strategic planning, information technology and executive recruiting, as well as costs related to merit increases. Also contributing to the increased costs in 2014 were charges related to the CFO transition of $0.8 million, severance of $2.8 million, $1.3 million of incremental asbestos related liabilities and other cost increases of $2.1 million. These increases were offset by approximately $7.0 million in expense reductions related primarily to changes in our defined benefit pension plans initiated in 2013.

Research and Development Expenses

(Dollars in thousands)	2014	2013	Percent Change
Research and development expense	$22,878	$21,646	5.7%
Percentage of sales	3.7%	4.0%

Research and development (R&D) expenses in 2014 increased 5.7%, from 2013. As a percentage of sales, R&D costs decreased from 4.0% in 2013 to 3.7% in 2014. The lower rate was due primarily to the significant increase in net sales. From a gross spending perspective, in the past year we have made concerted efforts to realign our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs. We also increased investments that were targeted at developing new platforms and technologies focused on long term growth initiatives, as evidenced by our partnership with Northeastern University in Boston, Massachusetts. This partnership has resulted in the creation of the Rogers Innovation Center on its Burlington, Massachusetts campus.

Restructuring and Impairment Charges

Restructuring and impairment charges decreased 48.0% in 2014 from 2013. In 2014, these charges were comprised primarily of the following: (i) $5.2 million related to the settlement of certain long term pension obligations and (ii) $ 0.2 million related to an impairment charge on an investment in BrightVolt, Inc. (formerly Solicore, Inc.). In 2013, these charges were comprised primarily of the following: (i) $4.6 million related to the impairment charge on the investment in BrightVolt, Inc., (ii) $4.2 million of severance and related charges as a result of additional streamlining initiatives as well as changes to the executive management team, and (iii) a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans.

Equity Income in Unconsolidated Joint Ventures

(Dollars in thousands)	2014	2013	Percent Change
Equity income in unconsolidated joint ventures	$4,123	$4,326	(4.7)%

Equity income in unconsolidated joint ventures decreased 4.7% in 2014 from 2013. The decline was primarily due to the depreciation of the Japanese Yen against the U.S. dollar of approximately 8.6% year over year.

Interest Income (Expense), Net

(Dollars in thousands)	2014	2013	Percent Change
Interest income (expense), net	$(2,946)	$(3,481)	(15.4)%

Interest income (expense), net, declined by 15.4% in 2014 from 2013. The decline was due primarily to lower interest expense on our debt facility, as we paid down principal from $98.0 million at the end of 2013 to $60.0 million at the end of 2014

Other Income (Expense), Net

(Dollars in thousands)	2014	2013	Percent Change
Other income (expense), net	$(1,194)	$(1,240)	(3.7)%

Other income (expense), net remained consistent in 2014 from 2013. Although the ending balance was the same year over year, there were changes in the activity. Our 2014 results included unfavorable commodity hedging transactions offset by lower commission payments to the joint ventures. Our 2013 results included approximately $0.7 million of unfavorable mark to market adjustments related to copper hedging contracts and approximately $0.3 million related to unfavorable foreign currency transaction adjustments.

Income Tax Expense

(Dollars in thousands)	2014	2013	Percent Change
Income tax expense	$27,812	$11,519	141.4%
Effective tax rate	34.2%	23.2%
In 2014, the difference between the our effective tax rate and the statutory federal tax rate was favorably impacted by taxable income generated in countries with a lower tax rate to that of the United States and research and development credits. The rate was unfavorably impacted by reserves for uncertain tax positions, distributions of current year earnings from our foreign subsidiaries as well as nondeductible acquisition costs. The rate increased from 2013 primarily due to an increased level of repatriation of current foreign earnings which was done to facilitate the Arlon acquisition, mix of earnings, lower reversals of uncertain tax benefits and nondeductible acquisition costs.
Backlog

The backlog of firm orders was $77.0 million at December 31, 2014, as compared to $50.5 million at December 31, 2013. The increase at the end of 2014 was primarily related to the Power Electronics Solutions and Advanced Connectivity Solutions operating segments, which experienced an increase in backlog of $8.3 million and $18.9 million, respectively, at December 31, 2014 as compared to December 31, 2013.

Segment Sales and Operations
Core Strategic
Advanced Connectivity Solutions

(Dollars in millions)	2015	2014	2013
Net sales	$267.6	$240.9	$184.9
Operating income	$45.1	$44.0	$19.1
The Advanced Connectivity Solutions (ACS) operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
2015 vs. 2014
Net sales in this segment increased by 11.1% in 2015. Organic sales declined 11.4%, currency fluctuations decreased net sales by 1.3% and the acquisition of Arlon added 23.8% net sales growth as compared to the same period in the prior year. The year over year increase in net sales, including the acquisition, was driven by an increase in automotive radar applications for Advanced Drive Assistance Systems (33.4%) and aerospace and defense applications (54.4%) and the wireless telecom market (1.5%). These increases were partially offset by weaker demand in 4G LTE base stations, primarily in China (-25%).
Operating income improved by 2.5% in 2015. As a percentage of net sales, operating income in 2015 was 16.9%, a 140 basis point decline as compared to the 18.3% reported in 2014. Our 2015 operating income included approximately $5.3 million of special charges comprised of $2.6 million of integration expenses related to the Arlon acquisition, $1.0 million of Arlon purchase accounting expenses related to the non-recurring fair value adjustment for inventory, a $1.4 million environmental charge and $0.4 million of severance related charges. Our 2014 operating income included approximately $2.9 million of special charges comprised of

$1.9 million from the early payment of certain long term pension obligations, $0.9 million related to acquisition costs and $0.1 million related to the impairment of the BrightVolt investment (formerly Solicore). As a percentage of sales, excluding the 2015 and 2014 special charges, 2015 operating income was 18.8%, a 70 basis point decline as compared to the 19.5% achieved in 2014. This decline is primarily due to the lower organic net sales partially offset by the addition of the operating income from the acquisition, combined with favorable results from the continuous efforts targeted at manufacturing efficiency improvements and favorable inventory absorption.
2014 vs. 2013
Net sales in this segment increased 30.2% in 2014. The increase in net sales was due primarily to a 52.9% increase in orders for high frequency circuit materials to support wireless base station and antenna applications in connection with the global 4G/LTE infrastructure build-out, particularly in China. Further, demand in automotive safety radar applications for Advanced Driver Assistance Systems increased by 37.7% year over year as auto manufacturers continue to adopt this safety feature into their designs. These increases were partially offset by a 15.9% decline in net sales for certain applications in handheld devices for improved internet connectivity.
Operating income improved by 130.4% in 2014. As a percentage of net sales, operating income for 2014 was 18.3%, an increase from 10.3% in 2013. 2014 operating income includes approximately $2.9 million of special charges comprised of $1.9 million from the early payment of certain long term pension obligations, $0.9 million related to acquisition costs and $0.1 million related to the impairment of the BrightVolt investment. Our 2013 operating income included approximately $2.8 million of special charges comprised primarily of $1.0 million in severance charges and $1.6 million allocation related to the impairment of the BrightVolt investment. Excluding these charges, operating income increased by 114.2% from $21.9 million in 2013 to $46.9 million in 2014. As a percentage of sales, excluding the 2014 and 2013 special charges, 2014 operating income was 19.5%, a 920 basis point improvement as compared to the 10.3% achieved in 2013. This increase was due primarily to the increase in net sales as we were able to achieve this growth by utilizing our existing manufacturing capacity. Results were also favorably impacted by the continuous efforts targeted at manufacturing efficiency improvements. This increase was partially offset by $6.9 million of higher allocated SG&A expenses in 2014 compared to 2013.
Elastomeric Material Solutions

(Dollars in millions)	2015	2014	2013
Net sales	$180.9	$173.7	$168.1
Operating income	$20.0	$23.3	$22.6
The Elastomeric Material Solutions (EMS) operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of markets for various applications such as general industrial, portable electronics, consumer and transportation markets for gasketing, sealing, and cushioning applications.
2015 vs. 2014
Net sales in this segment increased by 4.2% in 2015. Organic sales declined 7.9%, currency fluctuations decreased net sales by 1.8% and the acquisition of Arlon added 13.8% of sales growth as compared to the prior year. The increase in net sales, including the acquisition, was driven by increased demand in mass transit (26.2%) and general industrial (26.1%) applications. Offsetting these increases, this operating segment experienced a decline in net sales into the portable electronics segment (mobile internet devices and feature phone applications) (-22.7%) and consumer applications (-11.0%).
Operating income declined by 14.4% in 2015. As a percentage of net sales, the 2015 operating income was 11.0%, a 240 basis point decline as compared to the 13.4% reported in 2014. Our 2015 operating income includes approximately $3.2 million of special charges comprised of $1.6 million of integration expenses related to the Arlon acquisition, $0.5 million of Arlon purchase accounting expenses related to the non-recurring fair value adjustment for inventory, a $0.8 million environmental charge and $0.3 million of severance related charges. Our 2014 operating income includes approximately $2.0 million of special charges comprised of $1.3 million for the early payment of certain long term pension obligations and $0.6 million of acquisition costs. As a percentage of net sales, excluding the 2015 and 2014 special charges, 2015 operating income was 12.8%, a 180 basis point decline as compared to the 14.6% achieved in 2014. This decline is primarily due to the lower organic net sales partially offset by the addition of the operating income from the acquisition.
2014 vs. 2013
Net sales increased by 3.3% in 2014. This increase in net sales was driven primarily due to higher demand in general industrial (5.5%), battery applications for hybrid electric vehicles (67.4%), consumer comfort and impact protection (13.4%), and mass transit (12.3%). Elastomeric Material Solutions demand into the portable electronics (mobile internet devices and feature phones) applications was down 9.2% year over year.

Operating income increased by 3.1% in 2014. As a percentage of net sales, operating income for both 2014 and 2013 was 13.4%. Our 2014 operating income includes approximately $2.0 million of special charges comprised of $1.3 million for the early payment of certain long term pension obligations and $0.6 million of acquisition costs. Our 2013 results included approximately $3.3 million of special charges comprised primarily of $1.5 million in severance charges and a $1.6 million allocation related to the impairment of the BrightVolt investment. Excluding these items, operating income declined by 2.7% from $26.0 million in 2013 to $25.3 million in 2014. As a percentage of net sales, excluding the 2014 and 2013 special charges, 2014 operating income was 14.6%, a 90 basis point decline as compared to the 15.5% achieved in 2013. This decline is primarily attributable to the increase of $4.7 million in allocated selling, general and administrative expenses incurred during 2014 and was partially offset by increased operating profit due to increased net sales.
Power Electronics Solutions

(Dollars in millions)	2015	2014	2013
Net sales	$150.3	$171.8	$160.7
Operating income	$3.8	$5.7	$1.3
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

2015 vs. 2014

Net sales in this segment decreased by 12.5% in 2015. Organic net sales declined 0.5% as compared to 2014. Net sales were unfavorably impacted by 12.0% due to currency fluctuations. The net sales decline was impacted by weaker demand in variable frequency motor drives (-19.1%), vehicle electrification (x-by-wire) (-25.2%) and certain renewable energy applications (-21.8%). These declines were partially offset by an increase in demand in electric vehicle applications (41.5%) and laser diode applications (11.5%).

Operating income declined by 33.7% in 2015. As a percentage of net sales, the 2015 operating income was 2.5%, a 80 basis point decline as compared to the 3.3% reported in 2014. Our 2015 operating income included approximately $2.0 million of special charges comprised of $1.1 million of an environmental charge and $0.9 million of severance related charges. Our 2014 operating income includes approximately $2.8 million of special charges comprised of $1.9 million for the early payment of certain long term pension obligations and $0.9 million of acquisition costs. As a percentage of net sales, excluding the 2015 and 2014 special charges, 2015 operating income was 3.8%, a 110 basis point decline as compared to the 4.9% achieved in 2014. This decrease was due to the lower organic net sales as well as the unfavorable foreign currency exchange impact.

2014 vs. 2013

Net sales increased by 6.9% in 2014. This increase in net sales was led by an increase in demand in mass transit (14.9%), energy efficient motor control applications (16.2%) and vehicle electrification (x-by-wire) applications (26.8%). These increases more than offset weaker demand in laser diode (15.1%) and certain renewable energy applications (8.2%).

Operating income increased by 338.5% in 2014. As a percentage of net sales, operating income in 2014 was 3.3%, an increase from 1.0% in 2013. Our 2014 operating income includes approximately $2.8 million of special charges comprised of $1.9 million of the early payment of certain long term pension obligations and $0.9 million of acquisition costs. Our 2013 results included approximately $6.1 million of special charges comprised primarily of $3.8 million of severance related charges, a $1.2 million allocation related to the impairment of the SG&A investment, and $1.1 million related to the start-up of inspecting operations in Hungary. Excluding these items, operating income improved by 14.9% from $7.4 million in 2013 to $8.5 million in 2014. This improvement was the result of sales volume increases achieved in this operating segment and manufacturing efficiency improvements, partially offset by an increase of $7.6 million of higher allocated selling, general and administrative expenses incurred in 2014.

Other

(Dollars in millions)	2015	2014	2013
Net sales	$42.6	$24.5	$23.7
Operating income	$7.4	$8.2	$7.1
Our Other businesses consist of our elastomer rollers and float products, as well as the inverter distribution operations. Additionally, the Arlon acquisition added a business to this segment that manufactured specialty polyimide and epoxy-based laminates and bonding materials, which was sold in December 2015.
2015 vs 2014
Net sales increased by 73.7% in 2015. The acquisition of Arlon added 76.0% sales growth as compared to the same period in the prior year. Net sales were unfavorably impacted primarily by 2.2% due to currency fluctuations.
Operating income decreased 10.0% in 2015. The decline is comprised of lower operating profit of $0.6 million due to lower organic sales volume, $0.6 million of integration expenses related to the Arlon acquisition, offset by the performance of the specialty polyimide and epoxy-based laminates and bonding materials business.
2014 vs 2013
Net sales increased by 3.5% in 2014. The increase in net sales was due primarily to stronger demand for elastomer rollers and floats products, which increased 3.5% year over year. There was also stronger demand for inverters, which increased 3.0% year over year.
Operating results improved by 15.5% in 2014. Our 2013 results included approximately $0.4 million of special charges related primarily to this segment's allocated portion of severance charges and the BrightVolt impairment charge. The overall improvement in operating results in this segment was attributable primarily to the increase in volume and improved operational efficiencies.

Joint Ventures

Rogers INOAC Corporation (RIC)

RIC, our joint venture with Japan-based INOAC Corporation, was established over 30 years ago and manufactures high performance PORON urethane foam materials in Japan. RIC's 2015 net sales decreased by approximately 13.5% from 2014 to 2015 and decreased by approximately 17.7% from 2013 to 2014. A portion of these decreases relates to the depreciation of the Japanese Yen against the U.S. dollar as the currency value significantly changed during these periods. Excluding the impact of the currency change, net sales declined year over year primarily due to the continued weakness in the Japanese domestic and export markets, particularly LCD TV's, domestic mobile phones and general industrial applications.

Rogers INOAC Suzhou Corporation (RIS)

RIS, our joint venture agreement with INOAC Corporation for the purpose of manufacturing PORON urethane foam materials in China, began operations in 2004. Net sales decreased by approximately 6.3% from 2014 to 2015 and increased approximately 2.3% from 2013 to 2014. The decrease from 2014 to 2015 was primarily related to declines in portable electronic devices. The increase from 2013 to 2014 was primarily related small market gains in mobile internet devices.

Discontinued Operations
In the second quarter of 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. In 2013, operating income of $0.1 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statements of operations, net sales were $0.2 million, and income tax related to the discontinued operation was $0.1 million. There was no impact from discontinued operations in 2014 or 2015.

Product and Market Development

Our research and development team is dedicated to growing our business by developing cost effective solutions that improve the performance of customers' products and by identifying business and technology acquisition opportunities to expand our market presence. Currently, R&D spend is approximately 4% of net sales.

Liquidity, Capital Resources and Financial Position
We believe our existing sources of liquidity and cash flows expected to be generated from operations, together with available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments, as well as our other operating and investing needs, for at least the next twelve months and, well into the foreseeable future. We continue to have access to the remaining portion of the line of credit available under the Amended Credit Agreement (as defined in the Credit Facilities section which follows), as evidenced by our purchase of Arlon, LLC in the first quarter of 2015, for which we drew down our line of credit for approximately $125.0 million. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both near-term operating needs and long-term strategic initiatives.

(Dollars in thousands)
Key Balance Sheet Accounts:	December 31, 2015	December 31, 2014
Cash and cash equivalents	$204,586	$237,375
Accounts receivable, net	$101,428	$99,065
Inventories	$91,824	$76,806
Outstanding borrowings on credit facilities	$178,626	$60,000

(Dollars in thousands)	For the year ended
Key Cash Flow Measures:	December 31, 2015	December 31, 2014
Cash provided by operating activities	$73,922	$85,207
Cash used in investing activities	$(180,297)	$(28,520)
Cash provided by financing activities	$83,027	$1,867
At December 31, 2015, cash and cash equivalents were $204.6 million as compared to $237.4 million at the end of 2014, a decrease of $32.8 million, or approximately 13.8%. This decrease was due primarily to $33.4 million (net) being disbursed for the acquisition of Arlon, $40.0 million in share repurchases, $24.8 in capital expenditures, $7.7 million in a contribution to our defined benefit plans and $6.4 million in required debt payments, partially offset by strong cash generated from operations and the receipt of $7.0 million related to stock option exercises and $2.9 million of dividends from our joint ventures.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
U.S.	$37,263	$96,721	$40,058
Europe	66,295	71,802	93,764
Asia	101,028	68,852	58,062
Total cash and cash equivalents	$204,586	$237,375	$191,884

U.S. income taxes have not been provided on $179.1 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings.

Net working capital was $350.0 million, $317.7 million and $293.6 million in 2015, 2014 and 2013, respectively.

Significant changes in our balance sheet accounts from December 31, 2014 to December 31, 2015 were as follows:

◦
Goodwill increased $77.2 million or 78.6% from $98.2 million at December 31, 2014 to $175.4 million at December 31, 2015. This increase is primarily due to the acquisition of Arlon. There have been no impairments of goodwill during the year ended December 31, 2015.

◦
Other intangible assets increased $36.7 million or 95.8% from $38.3 million at December 31, 2014 to $75.0 million at December 31, 2015. This increase is primarily due to the acquisition of Arlon. There have been no impairments of Other intangible assets during the year ended December 31, 2015.

◦
Overall, our debt position increased by $118.6 million from $60.0 million at December 31, 2014 to $178.6 million at December 31, 2015 due to additional borrowings made to finance the acquisition of Arlon.

◦
Property, plant and equipment increased by $28.2 million or 18.8% from $150.4 million at December 31, 2014 to $178.6 million at December 31, 2015. The increase was primarily due to the acquisition of Arlon, which increased property, plant and equipment by $28.7 million. Contributing to the increase was capital expenditures of $24.8 million, which was substantially offset by depreciation expense of $20.1 million.

During 2015, $180.3 million of net cash was used for investing activities as compared to $28.5 million in 2014 and $17.0 million in 2013. Investing activity for 2015 included the acquisition of Arlon, which used $158.4 million in investing cash. Capital expenditures were $24.8 million, $28.8 million and $16.9 million in 2015, 2014 and 2013, respectively.
Net cash provided by financing activities was $83.0 million, $1.9 million and $10.7 million in 2015, 2014 and 2013, respectively. Financing activities in 2015 included borrowings of $125.0 million to finance the acquisition of Arlon, offset by $40.0 million of cash used for the share buyback program.

Credit Facilities

On June 18, 2015, we entered into a secured five year credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on July 13, 2011 and increased our borrowing capacity from $265.0 million to $350.0 million, with an additional $50.0 million accordion feature.

The Amended Credit Agreement provides (1) a $55.0 million term loan; (2) up to $295.0 million of revolving loans, with sublimits for multicurrency borrowings, letters of credit and swing-line notes; and (3) a $50.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

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

The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio ("ICR") of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of its fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis. As of December 31, 2015, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.47 to 1.00 on the leverage ratio and 23.82 to 1.00 on the ICR.

The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2015, and are scheduled to be completed in June 2020. The aggregate mandatory principal payments due are as follows:

Year	Payments Due
2016	$3.4	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million

All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the “Guarantors”). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Guarantors.

All amounts borrowed or outstanding under the Amended Credit Agreement, with the exception of amounts borrowed under the term loan which are subject to quarterly principal payments, are due and mature on June 18, 2020, unless the commitments are terminated earlier either at the request of the Company or if certain events of default occur.
In addition, as of December 31, 2015 we had a $1.2 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of December 31, 2015 or 2014.
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
We incurred amortization expense of $0.5 million in each of the years ended 2015, 2014 and 2013, respectively. At December 31, 2015, we have approximately $2.1 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During 2015 and 2014, we made principal payments of $6.4 million and $17.5 million, respectively, on the outstanding debt. The principal amount of this debt has been transferred to the new revolving credit line created in June of 2015. We are obligated to pay $3.4 million on this debt obligation in the next 12 months under the term loan.
We incurred interest expense on our outstanding debt of $3.5 million, $1.8 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We incurred an unused commitment fee of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of December 31, 2015, the remaining notional amount of the interest rate swap covers $16.2 million of our term loan debt and has a rate of 0.752%. At December 31, 2015, our outstanding debt balance is comprised of a term loan of $53.6 million and $125.0 million borrowed on the revolving line of credit. At December 31, 2015, the rate charged on this debt is the 1 month LIBOR at 0.4375% plus a spread of 1.500%.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of December 31, 2015 and 2014 was $5.8 million and $6.8 million, respectively. Depreciation expense related to the capital lease was $0.3 million, $0.4 million and $0.4 million for the years ending December 31, 2015, 2014 and 2013, respectively. Accumulated depreciation as of December 31, 2015 and 2014 was $1.9 million and $1.6 million, respectively.

These expenses are included as depreciation expense in Cost of Sales on our consolidated statements of operations. Interest expense related to the debt recorded on the capital lease is included in interest expense on the consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash paid for interest was $3.3 million, $2.5 million and $3.1 million for 2015, 2014 and 2013, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if (i) a default or event of default has occurred and is continuing or will result from the cash dividend payment.We do not currently have any restrictions in our ability to pay dividends under our current, amended credit agreement, as no default of event of default has occurred.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2015:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$10,221	$2,981	$3,764	$1,664	$1,812
Capital lease	5,833	284	568	568	4,413
Interest payments on capital lease	2,058	383	766	766	143
Inventory purchase obligation	868	868	—	—	—
Capital commitments	3,691	3,691	—	—	—
Outstanding borrowings on credit facilities	178,626	3,438	8,938	166,250	—
Retiree health and life insurance benefits	3,005	537	784	528	1,156
Pension obligation funding	362	287	75	—	—
Interest payments on outstanding borrowings (1)	19,971	3,674	8,913	7,384	—
Total	$224,635	$16,143	$23,808	$177,160	$7,524

(1)	Estimated future interest payments are based on (1) rates that range from 1.375% to 1.75%, which take into consideration projected forward 1 Month LIBOR and (2) a leverage-based spread.

Unfunded pension benefit obligations, which amount to $11.4 million at December 31, 2015, are expected to be paid from operating cash flows and the timing of payments is not definitive. Retiree health and life insurance benefits, which amount to $2.7 million, are expected to be paid from operating cash flows.
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

Inventory Valuation

Inventories are stated at the lower of cost or market with costs determined primarily on a first-in first-out basis. We also maintain a reserve for excess, obsolete and slow-moving inventory that is primarily developed by utilizing both specific product identification and historical product demand as the basis for our analysis. Products and materials that are specifically identified as obsolete are fully reserved. In general, most products that have been held in inventory greater than one year are fully reserved unless there are mitigating circumstances, including forecasted sales or current orders for the product. The remainder of the allowance is based on our estimates and fluctuates with market conditions, design cycles and other economic factors. Risks associated with this allowance include unforeseen changes in business cycles that could affect the marketability of certain products and an unexpected decline in current production. We closely monitor the marketplace and related inventory levels and have historically maintained reasonably accurate allowance levels. Our obsolescence reserve has ranged from 10.0% to 11.6% of gross inventory over the last three years.

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

In 2015, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain. We currently have four reporting units with goodwill and intangible assets - Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Curamik and the Elastomer Components Division (ECD) and the annual impairment test was performed in the fourth quarter of 2015 as has been our historical practice. The ACS, EMS, Curamik and ECD reporting units had allocated goodwill of approximately $51.9 million, $56.3 million, $65.0 million and $2.2 million, respectively, at December 31, 2015. No impairment charges resulted from this analysis. The excess of fair value over carrying value for these reporting units was 341.0% for ACS, 208.6% for EMS, 73.8% for Curamik and 232.3% for ECD. From a sensitivity perspective, if the fair value of these reporting units declined by 10%, the fair value of the ACS reporting unit would exceed its carrying value by approximately 300%, the fair value of the EMS reporting unit would exceed its carrying value by approximately 178%, the fair value of the Curamik reporting unit would exceed its carrying value by approximately 56%, and the fair value of the ECD reporting unit would exceed its carrying value by approximately 199%. These valuations are based on a five year discounted cash flow analysis, which utilized discount rates ranging from 12.0% for EMS and ECD to 15.3% for Curamik and a terminal year growth rate of 3% for all three reporting units.

Intangible assets, such as purchased technology, customer relationships, and the like, are generally recorded in connection with a business acquisition. Values assigned to intangible assets are determined based on estimates and judgments regarding expectations of the success and life cycle of products and technology acquired and the value of the acquired businesses customer base. These assets are reviewed at least annually, or more frequently, if facts and circumstances surrounding such assets indicate a possible impairment of the asset exists. In 2015, there were no indicators of impairment on any of our other intangible assets.

Product Liability

For product liability claims, we typically maintain insurance coverage with reasonable deductible levels to protect us from potential exposures. Any liability associated with such claims is based on management's best estimate of the potential claim value, while insurance receivables associated with related claims are not recorded until verified by the insurance carrier.

For asbestos related claims, we recognize projected asbestos liabilities and related insurance receivables, with any difference between the liability and related insurance receivable recognized as an expense in the consolidated statements of operations. In order to determine projected asbestos related liabilities, we have historically engaged National Economic Research Associates, Inc. (NERA), a consulting firm with expertise in the field of evaluating mass tort litigation asbestos bodily-injury claims. Further, in order to determine the projected insurance coverage on the asbestos liabilities, we have historically engaged Marsh USA, Inc., also known as Marsh Risk Consulting (Marsh), to develop these projections. Projecting future asbestos costs and related insurance coverage is subject to numerous variables that are extremely difficult to predict, including the number of claims that might be received, the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the financial resources of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards, including potential tort reform.

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2015, the estimated liability and estimated insurance recovery for the ten-year period through 2025 was $56.6 million and $53.4 million, respectively.

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

The rates used to determine our costs and obligations under our pension and postretirement plans are disclosed in Note 10 to “Item 8 - Financial Statements and Supplementary Data”. Each assumption has different sensitivity characteristics. For the year ended December 31, 2015, a 25 basis point decrease in the discount rate would have increased our total pension expense by approximately $20,500. This number represents the aggregate increase in expense for the four pension plans: Employees' Pension Plan, Defined Benefit Pension Plan, Bear Pension Plan and the Restoration Plan. A 25 basis point decrease in the discount rate would decrease the other post-employment benefits (OPEB) expense by approximately $8,000. A 25 basis point decrease in the expected return on assets would increase the total 2015 pension expense approximately $0.4 million. This number represents the aggregate increase in the expense for the three qualified pension plans. Since the OPEB and non-qualified plans are unfunded, those plans would not be impacted by this assumption change.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. The Company accounts for income taxes following ASC 740 (Accounting for Income Taxes) recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.
U.S. income taxes have not been provided on $179.1 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2015 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is more than fifty percent likely to be realized upon ultimate settlement.
We recognize interest and penalties within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial position.

Stock-Based Compensation

Stock-based compensation expense associated with stock options, time-based and performance-based restricted stock grants, deferred stock units, and related awards is recognized in the consolidated statements of operations. Determining the amount of stock-based compensation expense to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options.

•	Stock Options

Historically, we have used stock options as part of our overall compensation plan for key employees. To value stock options, we calculated the grant-date fair values using the Black-Scholes valuation model. The use of valuation models requires us to make estimates for the following assumptions:

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Based on an analysis of our historical forfeitures, we have applied an annual forfeiture rate of 3% to all unvested stock-based awards as of December 31, 2015. The rate of 3% represents the portion that is expected to be forfeited each year over the vesting period. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

•	Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives. We currently have awards from 2013, 2014 and 2015 outstanding. These awards cliff vest at the end of a 3 year measurement period to those individuals who are retirement eligible during the grant period, as such awards are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e. a pro-rata payout occurs based on the retirement date). Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
The 2013, 2014 and 2015 awards have two measurement criteria on which the final payout of the award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC portion of the award is considered a performance condition. As such, the fair value of the ROIC portion is determined based on the market value of the underlying stock price at the grant date with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR portion of the awards is considered a market condition. As such, the fair value of these awards was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award. The assumptions used in the Monte Carlo are as follows:
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
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team. We currently have grants from 2013, 2014 and 2015 outstanding. The majority of the 2013, 2014 and 2015 grants ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

•	Foreign Currency Risk

Our financial results are affected by changes in foreign exchange rates and economic conditions in foreign countries in which we operate. Our primary overseas markets are in Europe and Asia, thus exposing us to exchange rate risk from fluctuations in the Euro and the various currencies used in Asia. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. We further mitigate this exposure through hedging activities by entering into foreign exchange forward contracts with third parties when the use of natural hedges is not possible or desirable. We currently do not use derivative instruments for trading or speculative purposes. We monitor foreign exchange risks and at times manage such risks on specific transactions. Our risk management process primarily uses analytical techniques and sensitivity analysis. In 2015, a 10% increase/decrease in exchange rates would have resulted in an approximate increase/decrease to sales and net income of $26.1 million and $2.9 million, respectively.

•	Interest Rate Risk

During the first quarter of 2011, we borrowed $145.0 million against our existing credit facilities to finance the strategic acquisition of Curamik Electronics GmbH. The interest charged on this credit facility fluctuates with movements in the benchmark LIBOR. In 2012, to limit exposure to upward movement in interest rates, we entered into an interest rate swap, which became effective in July 2013. This instrument caps exposure to upward movements in rates at 0.752% initially on 65% of the outstanding debt. Any movement in rates above this level would be offset by gains on the interest rate swap. During the first quarter of 2015, we borrowed an additional $125.0 million against our existing credit facilities to finance the strategic acquisition of Arlon. At December 31, 2015, the effective all-in rate of interest on the debt facility was 1.9375% and the amount of debt covered by the swap was $16.2 million. To illustrate, based on the outstanding debt as of December 31, 2015 of $178.6 million, a 100 basis point increase in LIBOR would increase the amount of interest expense by $1.8 million, annually. The effects of the interest rate swap would offset the interest expense increase by $1.0 million resulting in a net increase determined to be $0.8 million as of December 31, 2015.

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

For additional discussion, see Note 2, “Fair Value Measurements” and Note 3, “Hedging Transactions and Derivative Financial Instruments” in “Item 8 Financial Statements and Supplementary Data.”

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

The Company's independent registered public accounting firm, PricewaterhouseCoopers, LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

On January 22, 2015, the Company completed the acquisition of Arlon and its subsidiaries (collectively, “Arlon”). As a result, the Company has excluded Arlon from our assessment of internal control over financial reporting. Arlon is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 15%, respectively as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rogers Corporation

In our opinion, the accompanying consolidated statement of financial position as of December 31, 2015 and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Rogers Corporation and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company has changed the manner in which it accounts for certain inventory from the last in, first out (LIFO) method to the first in, first out (FIFO) method in 2015.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Arlon from its assessment of internal control over financial reporting as of December 31, 2015 because Arlon (other than Arlon India (PvT) Limited) was acquired by the Company in a purchase business combination during 2015. We have also excluded Arlon from our audit of internal control over financial reporting. Arlon is a wholly-owned subsidiary whose total assets and total revenues represent 6% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Rogers Corporation
We have audited the accompanying consolidated statement of financial position of Rogers Corporation as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rogers Corporation at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 18, 2015
Except for note 1, as to which the date is
February 23, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS
For each of the fiscal years in the three-year period ended December 31, 2015
(Dollars and shares in thousands, except per share amounts)

	2015	2014	2013
Net sales	$641,443	$610,911	$537,482
Cost of sales	406,081	376,158	348,945
Gross margin	235,362	234,753	188,537

Selling, general and administrative expenses	131,463	125,244	106,398
Research and development expenses	27,644	22,878	21,646
Restructuring and impairment charges	—	5,390	10,376
Operating income	76,255	81,241	50,117

Equity income in unconsolidated joint ventures	2,890	4,123	4,326
Interest income (expense), net	(4,480)	(2,946)	(3,481)
Other income (expense), net	(8,492)	(1,194)	(1,240)
Income before income taxes	66,173	81,224	49,722

Income tax expense	19,853	27,812	11,519
Income from continuing operations	46,320	53,412	38,203

Income from discontinued operations, net of income taxes	—	—	102
Net income	$46,320	$53,412	$38,305

Basic earnings per share:
Income from continuing operations	$2.52	$2.94	$2.22
Income from discontinued operations	—	—	0.01
Net income	$2.52	$2.94	$2.23

Diluted earnings per share:
Income from continuing operations	$2.48	$2.86	$2.15
Income from discontinued operations	—	—	0.01
Net income	$2.48	$2.86	$2.16

Shares used in computing:
Basic earnings per share	18,371	18,177	17,198
Diluted earnings per share	18,680	18,698	17,768

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For each of the fiscal years in the three-year period ended December 31, 2015
(Dollars in thousands)

	2015	2014	2013
Income from continuing operations, net of tax	$46,320	$53,412	$38,203

Foreign currency translation adjustments	(27,172)	(36,949)	10,171
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at year end (net of taxes of $5 in 2015, $50 in 2014 and $110 in 2013)	(2)	(93)	(210)
Unrealized gain (loss) reclassified into earnings	84	209	236
Accumulated other comprehensive income (loss) pension and post-retirement benefits:
Actuarial net gain (loss) incurred in fiscal year	2,760	(20,715)	32,749
Amortization of gain (loss)	966	3,904	2,482
Amortization of prior service credit (cost)	—	—	930
Other comprehensive income (loss)	(23,364)	(53,644)	46,358
Comprehensive income (loss) from continuing operations	22,956	(232)	84,561
Income from discontinued operations, net of income taxes	—	—	102
Comprehensive income (loss)	$22,956	$(232)	$84,663

The accompanying notes are an integral part of the consolidated financial statements.

ROGERS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars and share amounts in thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$204,586	$237,375
Accounts receivable, less allowance for doubtful accounts of $695 and $476	101,428	99,065
Inventories	91,824	76,806
Prepaid income taxes	5,058	4,586
Deferred income taxes	9,565	6,467
Asbestos-related insurance receivables	8,245	6,827
Other current assets	8,431	7,048
Total current assets	429,137	438,174

Property, plant and equipment, net of accumulated depreciation	178,661	150,420
Investments in unconsolidated joint ventures	15,348	17,214
Deferred income taxes	8,594	44,051
Goodwill	175,453	98,227
Other intangible assets	75,019	38,340
Asbestos-related insurance receivables	45,114	46,186
Other long-term assets	5,132	7,823
Total assets	$932,458	$840,435

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$19,851	$20,020
Accrued employee benefits and compensation	23,263	33,983
Accrued income taxes payable	3,599	6,103
Current portion of lease obligation	284	747
Current portion of long term debt	3,438	35,000
Asbestos-related liabilities	8,245	6,827
Other accrued liabilities	20,440	17,765
Total current liabilities	79,120	120,445

Long term debt	175,188	25,000
Long term lease obligation	5,549	6,042
Pension liability	12,623	17,652
Retiree health care and life insurance benefits	2,185	8,768
Asbestos-related liabilities	48,390	49,718
Non-current income tax	11,863	10,544
Deferred income taxes	9,455	14,647
Other long-term liabilities	3,503	338
Commitments and Contingencies (Note 15)
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 17,957 and 18,404 shares outstanding	17,957	18,404
Additional paid-in capital	112,017	137,225
Retained earnings	543,066	496,746
Accumulated other comprehensive loss	(88,458)	(65,094)
Total shareholders' equity	584,582	587,281
Total liabilities and shareholders' equity	$932,458	$840,435

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For each of the fiscal years in the three-year period ended December 31, 2015
(Dollars in thousands)

	Capital Stock/Capital Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	$16,904	$74,272	$405,029	$(57,808)	$438,397

Net income	—	—	38,305	—	38,305
Other comprehensive income (loss)	—	—	—	46,358	46,358
Stock options exercised	859	31,567	—	—	32,426
Stock issued to directors	15	(15)	—	—	—
Shares issued for employees stock purchase plan	24	710	—	—	734
Shares issued for restricted stock	53	(1,350)	—	—	(1,297)
Stock-based compensation expense	—	5,393	—	—	5,393
Balance at December 31, 2013	17,855	110,577	443,334	(11,450)	560,316

Net income	—	—	53,412	—	53,412
Other comprehensive income (loss)	—	—	—	(53,644)	(53,644)
Stock options exercised	465	20,048	—	—	20,513
Stock issued to directors	16	(16)	—	—	—
Shares issued for employees stock purchase plan	16	677	—	—	693
Shares issued for restricted stock	52	(1,594)	—	—	(1,542)
Stock-based compensation expense	—	7,533	—	—	7,533
Balance at December 31, 2014	18,404	137,225	496,746	(65,094)	587,281

Net income	—	—	46,320	—	46,320
Other comprehensive income (loss)	—	—	—	(23,364)	(23,364)
Stock options exercised	175	6,792	—	—	6,967
Stock issued to directors	16	(16)	—	—	—
Shares issued for employees stock purchase plan	13	714	—	—	727
Shares issued for restricted stock	77	(2,817)	—	—	(2,740)
Shares repurchased	(728)	(39,265)	—	—	(39,993)
Tax shortfalls on share-based compensation	—	(259)	—	—	(259)
Stock-based compensation expense	—	9,643	—	—	9,643
Balance at December 31, 2015	$17,957	$112,017	$543,066	$(88,458)	$584,582

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the fiscal years in the three-year period ended December 31, 2015
(Dollars in thousands)

	December 31, 2015	December 31, 2014	December 31, 2013
Operating Activities:
Net income	$46,320	$53,412	$38,305
Income from discontinued operations	—	—	(102)
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	34,054	26,268	26,351
Stock-based compensation expense	9,643	7,533	5,393
Deferred income taxes	3,668	8,435	5,927
Equity in income of unconsolidated joint ventures	(2,890)	(4,123)	(4,326)
Dividends received from unconsolidated joint ventures	3,463	3,849	5,162
Pension and postretirement benefits	(1,512)	1,976	5,118
Loss from the disposal of property, plant and equipment	295	(69)	(7)
Impairment of assets/investments	150	—	4,620
Loss on disposition of a business	4,819	—	—
Changes in operating assets and liabilities excluding effects of acquisition and disposition of businesses:
Accounts receivable	10,056	(10,188)	(2,727)
Inventories	(10,608)	(6,054)	6,351
Pension contribution	(7,737)	(14,645)	(13,751)
Other current assets	(1,278)	1,063	639
Accounts payable and other accrued expenses	(17,632)	16,638	9,020
Other, net	3,111	1,112	(8,806)
Net cash provided by operating activities of continuing operations	73,922	85,207	77,167
Net cash provided by operating activities of discontinued operations	—	—	848
Net cash provided by operating activities	73,922	85,207	78,015
Investing Activities:
Capital expenditures	(24,837)	(28,755)	(16,859)
Proceeds from life insurance	2,682	—	—
Loss from the sale of property, plant and equipment, net	—	69	7
Other investing activities	(1,000)	166	(127)
Proceeds from the sale of a business	1,265	—	—
Acquisition of business, net of cash received	(158,407)	—	—
Net cash used in investing activities	(180,297)	(28,520)	(16,979)
Financing Activities:
Proceeds from long term borrowings	125,000	—	—
Repayment of debt principal and long term lease obligation	(6,641)	(17,797)	(21,206)
Debt issuance costs	(293)	—	—
Repurchases of capital stock	(39,993)	—	—
Proceeds from issuance of capital stock, net	6,967	20,513	32,426
Issuance of restricted stock	(2,740)	(1,542)	(1,297)
Proceeds from issuance of shares to employee stock purchase plan	727	693	734
Net cash provided by financing activities	83,027	1,867	10,657
Effect of exchange rate fluctuations on cash	(9,441)	(13,063)	5,328
Net (decrease) increase in cash and cash equivalents	(32,789)	45,491	77,021
Cash and cash equivalents at beginning of year	237,375	191,884	114,863
Cash and cash equivalents at end of year	$204,586	$237,375	$191,884

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

For all periods and amounts presented, reclassifications have been made for discontinued operations. In the fourth quarter of 2012, the operations of the non-woven composite materials operating segment (aggregated in Other business) ended and the segment qualified as a discontinued operation. See Note 18, "Discontinued Operations" for further discussion. In 2015, the we changed our method for accounting for certain inventory items from the last in, first out (LIFO) method to the first in, first out (FIFO) method. Adjustments have been made to all periods and amounts presented to appropriately reflect the retrospective application of this accounting change. See the discussion below entitled "Inventories" for further information.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Organization

Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). The remaining operations are reported under our Other business.

In 2015, we updated the names of two of our segments to better align with their product portfolios: our “Printed Circuit Materials” segment was renamed to “Advanced Connectivity Solutions,” and our “High Performance Foams” segment was renamed to “Elastomeric Material Solutions.”

•	Advanced Connectivity Solutions

Our ACS segment designs, develops, manufactures and sells circuit materials enabling high-performance and high-reliability connectivity for applications including communications infrastructure (e.g., cellular communication antennas and equipment), automotive (e.g., advanced driver assistance systems and global positioning applications), consumer electronics and aerospace/defense. We sell our circuit materials under various tradenames, including RO3000®, RO4000®, RT/duroid®, ULTRALAM®, RO2800®, LoPro®, COOLSPAN® and TMM®. In January 2015, we acquired the Arlon business, and subsequently integrated a portion of the product portfolio into the ACS segment operations and products that expanded the segment’s product portfolio, market reach and customer base, particularly in the RF antenna business.
Our ACS segment has manufacturing and administrative facilities in Chandler, Arizona; Rogers, Connecticut; Bear, Delaware; Evergem, Belgium; and Suzhou, China.

•	Elastomeric Material Solutions

Our EMS segment designs, develops, manufactures and sells elastomeric material solutions for critical cushioning, sealing, impact protection and vibration management applications including general industrial, portable electronics (e.g., mobile internet devices), consumer goods (e.g., protective sports equipment), automotive, mass transportation, construction and printing applications. We sell our elastomeric materials under various trade names, including PORON®, XRD®, BISCO® and eSORBA®. In January 2015, we acquired the Arlon business, and subsequently integrated a portion of the product portfolio into the EMS segment operations and products that expanded the segment’s product portfolio, market reach and customer base, particularly in the engineered silicones for sealing and insulation applications.
Our EMS segment has administrative and manufacturing facilities in Woodstock, Connecticut; Rogers, Connecticut; Bear, Delaware; Carol Stream, Illinois; and Suzhou, China. We also own 50% of (1) Rogers Inoac Corporation (RIC), a joint venture that was established in Japan 1989 to design, develop, manufacture and sell PORON products predominantly for the Japanese market and (2) Rogers INOAC Suzhou Corporation (RIS) that was established in China in 2004 to design, develop, manufacture and sell PORON products primarily for RIC customers in China. INOAC Corporation owns the remaining 50% of both RIC and RIS. RIC has manufacturing facilities at INOAC facilities in Nagoya and Mie, Japan, and RIS has manufacturing facilities at Rogers’ facilities in Suzhou, China.

•	Power Electronics Solutions

Our PES segment designs, develops, manufactures and sells ceramic substrate materials for power module applications (e.g., variable frequency drives, vehicle electrification and renewable energy), laminated bus bars for power inverter and high power interconnect applications (e.g., mass transit, hybrid-electric and electric vehicles, renewable energy and variable frequency drives), and micro-channel coolers (e.g., laser cutting equipment). We sell our ceramic substrate materials and micro channel coolers under the curamik® tradename, and our bus bars under the ROLINX® tradename.

Our PES segment has administrative and manufacturing facilities in Ghent, Belgium; Eschenbach, Germany; Budapest, Hungary; and Suzhou, China.

•	Other

Other business consists of elastomeric components for applications in ground transportation, office equipment, consumer and other markets; elastomeric floats for level sensing in fuel tanks, motors, and storage tanks; and inverters for portable communications and automotive markets. The Arlon polyimide and thermoset laminate business, which was sold in December 2015, was also included within our Other businesses in 2015.
Cash Equivalents
Highly liquid investments with original maturities of three months or less are considered cash equivalents. These investments are stated at cost, which approximates fair value.

Investments in Unconsolidated Joint Ventures

We account for our investments in and advances to unconsolidated joint ventures, all of which are 50% owned, using the equity method of accounting.

Foreign Currency

All balance sheet accounts of foreign subsidiaries are translated or remeasured at exchange rates in effect at each year end, and income statement items are translated at the average exchange rates for the year. Resulting translation adjustments for those entities that operate under the local currency are made directly to a separate component of shareholders' equity, while remeasurement adjustments for those entities that operate under the parent's functional currency are made to the income statement as a component of “Other income (expense), net.” Currency transaction gains and losses are reported as income or expense, respectively, in the consolidated statements of operations as a component of "Other income (expense), net." Such adjustments resulted in a gain of $0.3 million in 2015 and a loss of $0.7 million in 2013. There were no material foreign currency transaction gains/losses in 2014.

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

Inventories

Inventories are valued at the lower of cost or market. Effective October 1, 2015, the Company changed its method for inventory costing from the last in, first out (LIFO) cost method to the first in, first out (FIFO) cost method for all operations that were using the LIFO cost method. This change in accounting method was deemed preferable because this change causes inventory to be valued on a consistent basis throughout the entire Company and on a more comparable basis with industry peer companies.

This change in accounting method was completed in accordance with Accounting Standards Codification (ASC) 250 Accounting changes and error corrections, and all periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle. The cumulative effect of this change to the new accounting principle, on periods prior to those presented, resulted in an increase in retained earnings of $4.2 million as of December 31, 2012, as presented in this Form 10-K.

The following table summarizes the effect of this accounting change on the Company’s consolidated statements of operations for each of the two years ended December 31, 2014 and 2013:

(Dollars in thousands, except per share amounts)	As Originally Reported under LIFO	As Adjusted under FIFO	Effect of Change
2013
Cost of Sales	$349,782	$348,945	$(837)
Income from continuing operations	$37,659	$38,203	$544
Net income	$37,761	$38,305	$544
Basic earnings per share	$2.20	$2.23	$0.03
Diluted earnings per share	$2.13	$2.16	$0.03

2014
Cost of Sales	$376,972	$376,158	$(814)
Income from continuing operations	$52,883	$53,412	$529
Net income	$52,883	$53,412	$529
Basic earnings per share	$2.91	$2.94	$0.03
Diluted earnings per share	$2.83	$2.86	$0.03

There was no impact on cash provided by operating activities as a result of the above changes.

Inventories consisted of the following:

(Dollars in thousands)	December 31, 2015	December 31, 2014 (1)

Raw materials	$35,499	$29,980
Work-in-process	22,804	18,537
Finished goods	33,521	28,289
Total Inventory	$91,824	$76,806

(1) Inventory amounts have been adjusted for the 2015 conversion from LIFO to FIFO as discussed above.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. For financial reporting purposes, provisions for depreciation are calculated on a straight‑line basis over the following estimated useful lives of the underlying assets:

Years
Buildings and improvements	30-40
Machinery and equipment	5-15
Office equipment	3-10

Software Costs

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our consolidated statement of financial position and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximates three to five years. Net capitalized software and development costs were $6.7 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively. Capitalized software is included within "Property, plant and equipment, net of accumulated depreciation" in the consolidated statements of financial position.

Goodwill and Intangible Assets

Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We review goodwill, which has an indefinite life, and intangible assets with indefinite lives for impairment annually and/or if events or changes in circumstances indicate the carrying value of an asset may have been impaired. We review intangible assets with definite lives for impairment whenever conditions exist that indicate the carrying value may not be recoverable.

Goodwill and indefinite lived intangible assets are assessed for impairment by comparing the net book value of a reporting unit to its estimated fair value. Fair values are estimated using a discounted cash flow methodology. The determination of discounted cash flows is based on the reporting unit's strategic plans and long-term operating forecasts. The revenue growth rates included in the plans are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each segment based on the current cost structure and expected strategic changes to the cost structure.

Purchased or acquired patents, covenants-not-to-compete, customer relationships and licensed technology are capitalized and amortized on a straight-line over their estimated useful lives.

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

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by National Economic Research Associates, Inc. (NERA) and the related insurance receivable projections developed by Marsh Risk Consulting (Marsh). The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the maturities of these instruments. The fair values of our long-term debt are determined using discounted cash flows based upon the our estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. The carrying values of the long-term debt approximate fair market value.

Concentration of Credit and Investment Risk

We extend credit on an uncollateralized basis to almost all customers. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts that constitute our customer base. We routinely perform credit evaluations on our customers. At December 31, 2015 and 2014, there were no customers that individually accounted for more than ten percent of total accounts receivable. We have purchased credit insurance coverage for certain accounts receivable. We did not experience significant credit losses on customers' accounts in 2015, 2014 or 2013.
We are subject to credit and market risk by using derivative instruments. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative instrument. We minimize counterparty credit (or repayment) risk by entering into derivative transactions with major financial institutions with investment grade credit ratings.

We invest excess cash principally in investment grade government securities. We have established guidelines relative to diversification and maturities in order to maintain safety and liquidity. These guidelines are periodically reviewed and modified to reflect changes in market conditions.

Income Taxes

We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. The Company accounts for income taxes following ASC 740 (Accounting for Income Taxes) recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.
U.S. income taxes have not been provided on $179.1 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2015 will not be indefinitely reinvested, the provision for the tax consequences, if any, will be recorded in the period when circumstances change. Distributions out of current and future earnings are permissible to fund discretionary activities such as business acquisitions. However, when distributions are made, this could result in a higher effective tax rate.
We record benefits for uncertain tax positions based on an assessment of whether it is more likely than not that the tax positions will be sustained by the taxing authorities. If this threshold is not met, no tax benefit of the uncertain position is recognized. If the threshold is met, we recognize the largest amount of the tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement.
We recognize interest and penalties within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated statements of financial position.
Revenue Recognition

We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the product has shipped and title and risk of ownership have passed, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. We consider that the criteria for revenue recognition have been met upon shipment of the finished product, based on the majority of our shipping terms. Some shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, revenue is not recognized until either the customer has received the goods or they have passed through customs, depending on the circumstances. As appropriate, we record estimated reductions to revenue for customer returns and allowances and warranty claims. Provisions for such allowances are made at the time of sale and are typically derived from historical trends and other relevant information.

Shipping and Handling Charges

Costs that we incur for shipping and handling charges are charged to “Cost of sales” and payments received from our customers for shipping and handling charges are included in “Net sales” on our consolidated statements of operations.

Pension and Retiree Health Care and Life Insurance Benefits

We provide various defined benefit pension plans for our U.S. employees and we sponsor multiple fully insured or self-funded medical plans and fully insured life insurance plans for retirees. In 2013, the defined benefit pension plans were frozen, so that future benefits no longer accrue. The costs and obligations associated with these plans are dependent upon various actuarial assumptions used in calculating such amounts. These assumptions include discount rates, long-term rate of return on plan assets, mortality rates, and other factors. The assumptions used in these models are determined as follows: (i) the discount rate used is based on the PruCurve index; (ii) the long-term rate of return on plan assets is determined based on historical portfolio results, market results and our expectations of future returns, as well as current market assumptions related to long-term return rates; and (iii) the mortality rate is based on a mortality projection that estimates current longevity rates and their impact on the long-term plan obligations. We review these assumptions periodically throughout the year and update as necessary.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2015	2014	2013
Numerator:
Net income from continuing operations	$46,320	$53,412	$38,203
Denominator:
Weighted-average shares outstanding - basic	18,371	18,177	17,198
Effect of dilutive shares	309	521	570
Weighted-average shares outstanding - diluted	18,680	18,698	17,768
Basic income from continuing operations per share:	$2.52	$2.94	$2.22
Diluted income from continuing operations per share:	$2.48	$2.86	$2.15

Certain potential options to purchase shares were excluded from the calculation of diluted weighted-average shares outstanding because the exercise price was greater than the average market price of our capital stock during the year. For 2015, 44,350 shares were excluded. No shares were excluded in 2014 or 2013.

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

Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases are accounted for as cash flow hedges. For those derivative instruments that qualify for hedge accounting treatment, gains and losses are recorded in other comprehensive income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. For those derivative instruments that do not qualify for hedge accounting treatment, any related gains and losses are recognized in the consolidated statements of operations as a component of "Other income (expense), net."

Advertising Costs

Advertising is expensed as incurred and amounted to $3.2 million for 2015, $3.3 million for 2014 and $2.9 million for 2013.

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

Performance-based restricted stock compensation expense is based on achievement of certain performance and service conditions. The fair value of the awards is determined based on the market value of the underlying stock price at the grant date and marked to market over the vesting period based on probabilities and projections of the underlying performance measures.

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, interest rate swaps and copper derivative contracts. Assets measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

(Dollars in thousands)	Carrying amount as of December 31, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	$(78)	$—	$(78)	$—
Copper derivative contracts	$193	$—	$193	$—
Interest rate swap	$(18)	$—	$(18)	$—

(Dollars in thousands)	Carrying amount as of December 31, 2014	Level 1	Level 2	Level 3
Foreign currency contracts	$(18)	$—	$(18)	$—
Copper derivative contracts	$355	$—	$355	$—
Interest rate swap	$(144)	$—	$(144)	$—

The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall. This Level 3 asset represents the investment in BrightVolt, Inc. (formerly known as Solicore, Inc.) The valuation is based on our evaluation of BrightVolt's financial performance through December 31, 2015 and the most recent round of capital financing that was initiated in the first quarter of 2015. See Note 9, "Investment" for further details.

(Dollars in thousands)	Carrying amount as of December 31, 2015	Level 1	Level 2	Level 3
BrightVolt investment	$341	$—	$—	$341
There were no changes in the fair value of the BrightVolt investment Level 3 asset for the year ended December 31, 2015.

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
For further discussion on our derivative contracts, see Note 3, "Hedging Transactions and Derivative Financial Instruments."

NOTE 3 – HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the consolidated statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the earnings during the current period. There was no material ineffectiveness for the year ended December 31, 2015, 2014 or 2013.
As of December 31, 2015, we have twenty-four outstanding contracts to hedge our exposure related to the purchase of copper by our Power Electronics Solutions and Advanced Connectivity Solutions operating segments. These contracts are held with financial institutions and minimize our risk associated with a potential rise in copper prices. These contracts cover the 2016 and 2017 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the "Other income, net" line item in our consolidated statements of operations.
In 2015, we entered into Euro, Japanese Yen, U.S Dollar, South Korean Won, Great Britain Pound and Chinese Yuan currency forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. Mark-to-market adjustments required on the contracts that do not qualify for hedge accounting treatment are recorded in the "Other income, net" line item in our consolidated statements of operations.
We have an interest rate swap to hedge the variable interest rate on our term loan debt. As of December 31, 2015, the remaining notional amount of the interest rate swap covers $16.2 million of our term loan debt. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.

Notional Value of Copper Derivatives
January 2016- March 2016	150 metric tons per month
April 2016 - June 2016	130 metric tons per month
July 2016 - September 2016	127 metric tons per month
October 2016 - December 2016	117 metric tons per month
January 2017 - March 2017	16 metric tons per month

Notional Values of Foreign Currency Derivatives
YEN/USD		¥155,000,000
USD/KRW	₩	7,580,028,000
CNY/EUR		¥14,000,000
EUR/GBP		€408,291
CNY/USD		¥45,000,000
USD/EUR		$400,000
YEN/EUR		¥160,000,000
EUR/CNH		€363,029

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the year ended December 31, 2015		Fair Values of Derivative Instruments as of December 31, 2015
Foreign Exchange Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income (expense), net	$(78)	$(78)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(666)	193
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	126	(18)

(Dollars in thousands)	The Effect of Current Derivative Instruments on the Financial Statements for the year ended December 31, 2014		Fair Values of Derivative Instruments as of December 31, 2014
Foreign Exchange Contracts	Location of gain (loss)	Amount of gain (loss)	Other Assets (Liabilities)
Contracts not designated as hedging instruments	Other income (expense), net	$(18)	$(18)
Copper Derivative Instruments
Contracts not designated as hedging instruments	Other income (expense), net	(605)	355
Interest Rate Swap Instrument
Contracts designated as hedging instruments	Other comprehensive income (loss)	152	(144)

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income before reclassifications	(27,172)	—	(2)	(27,174)
Actuarial net gain (loss) incurred in the fiscal year	—	2,760	—	2,760
Amounts reclassified from accumulated other comprehensive income	—	966	84	1,050
Net current-period other comprehensive income	(27,172)	3,726	82	(23,364)
Ending Balance December 31, 2015	$(41,365)	$(47,082)	$(11)	$(88,458)
(1) Net of taxes of $9,879 and $11,952 for the periods ended December 31, 2015 and December 31, 2014, respectively.
(2) Net of taxes of $5 and $50 for the periods ended December 31, 2015 and December 31, 2014, respectively.
The changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2014 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (3)	Unrealized gain (loss) on derivative instruments (4)	Total
Beginning Balance December 31, 2013	$22,756	$(33,997)	$(209)	$(11,450)
Other comprehensive income before reclassifications	(36,949)	—	(93)	(37,042)
Actuarial net gain (loss) incurred in the fiscal year	—	(20,715)	—	(20,715)
Amounts reclassified from accumulated other comprehensive income	—	3,904	209	4,113
Net current-period other comprehensive income	(36,949)	(16,811)	116	(53,644)
Ending Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
(3) Net of taxes of $11,952 and $2,900 for the periods ended December 31, 2014 and December 31, 2013, respectively.
(4) Net of taxes of $50 and $110 for the periods ended December 31, 2014 and December 31, 2013, respectively.

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2015 were as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended December 31, 2015	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$129	Other income (expense), net
	(45)	Tax benefit (expense)
	$84	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	$1,486	Total before tax (5)
	(520)	Tax benefit (expense)
	$966	Net of tax
(5) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 10 - "Pension Benefits and Retirement Health and Life Insurance Benefits" for additional details.

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 were as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss) for the period ended December 31, 2014	Affected line item in the statement where net income is presented
Unrealized gains and losses on derivative instruments:
	$321	Realized gain (loss)
	(112)	Tax benefit (expense)
	$209	Net of tax
Amortization of defined benefit pension and other post-retirement benefit items:
Actuarial losses	$6,006	(6) Total before tax
	(2,102)	Tax benefit (expense)
	$3,904	Net of tax
(6) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 10 - "Pension Benefits and Other Postretirement Benefit Plans" for additional details.

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
The acquisition has been accounted for in accordance with applicable purchase accounting guidance. We recorded goodwill, primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets related to trademarks, technology and customer relationships. As of the filing date of this Form 10-K, the process of valuing the net assets of the business is complete. The following table represents the fair market values assigned to the acquired assets and liabilities in the transaction:

(Dollars in thousands)	January 22, 2015
Assets:
Cash	$142
Accounts receivable	17,301
Other current assets	856
Inventory	9,916
Deferred income tax assets, current	1,084
Property, plant & equipment	30,667
Intangible assets	50,020
Goodwill	85,803
Other long-term assets	106
Total assets	195,895

Liabilities:
Accounts payable	4,958
Other current liabilities	4,385
Deferred tax liability	23,463
Other long-term liabilities	4,540
Total liabilities	37,346

Fair value of net assets acquired	$158,549

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
The weighted average amortization period for the intangible asset classes are 5.7 years for developed technology, 6.0 years for customer relationships and 3.2 years for trademarks, resulting in amortization expenses ranging from $1.8 million to $5.8 million annually. The estimated annual future amortization expense is $5.8 million for each of the years ending 2016, 2017, 2018 and 2019.
During 2015, we incurred transaction costs of $1.5 million, which were recorded within selling, general and administrative expenses on the consolidated statements of operations.
The results of Arlon have been included in our consolidated financial statements only for the period subsequent to the completion of our acquisition. Arlon's revenues for the year ended December 31, 2015 totaled $100.0 million. Arlon's net operating income for the year ended December 31, 2015 totaled $24.7 million.

The following unaudited pro forma financial information presents the combined results of operations of Rogers and Arlon for the year and quarter ended December 31, 2014, as if the acquisition had occurred on January 1, 2014. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the Arlon acquisition been completed as of January 1, 2014 and should not be taken as indicative of our future consolidated results of operations.

	December 31, 2014
(Dollars in thousands)	Year ended	Quarter ended
Net sales	$714,303	$173,633
Net income	$63,751	$8,814

On December 21, 2015 we sold an Arlon business, which makes polyimide and thermoset epoxy laminate products. This operation was acquired as part of our acquisition of Arlon. The operations were previously reported with our Other business. We received proceeds of $1.3 million and recognized a loss of $4.8 million, which was recorded in "Other income (expense), net" within the consolidated statements of operations. The assets of this business were reported as assets held for sale in the third quarter of 2015.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(Dollars in thousands)	December 31, 2015	December 31, 2014
Land	$16,726	$14,045
Buildings and improvements	141,082	132,105
Machinery and equipment	191,459	165,979
Office equipment	42,696	36,810
	391,963	348,939
Accumulated depreciation	(237,150)	(225,092)
Property, plant and equipment, net	154,813	123,847
Equipment in process	23,848	26,573
Total property, plant and equipment, net	$178,661	$150,420
Depreciation expense was $23.2 million in 2015, $20.1 million in 2014, and $20.4 million in 2013. As part of the acquisition of Curamik in 2011, we acquired a capital lease on its facility in Eschenbach, Germany. The total obligation recorded for the lease as of December 31, 2015 and 2014 was $5.8 million and $6.8 million, respectively. Depreciation expense related to the capital lease was $0.3 million, $0.4 million and $0.4 million for the years ending December 31, 2015, 2014 and 2013, respectively. Accumulated depreciation for the capital lease as of December 31, 2015 and 2014 was $1.9 million and $1.6 million, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
The changes in the carrying amount of other intangible assets for the period ending December 31, 2015, were as follows:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,543	$718	$1,825	$1,046	$364	$682
Technology	47,724	19,681	28,043	33,942	15,958	17,984
Covenant-not-to-compete	943	943	—	1,016	823	193
Customer relationships	49,948	9,100	40,848	19,123	4,406	14,717
Total definite lived intangible assets	101,158	30,442	70,716	55,127	21,551	33,576
Indefinite lived intangible assets	4,303	—	4,303	4,764	—	4,764
Total intangible assets	$105,461	$30,442	$75,019	$59,891	$21,551	$38,340
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
On January 22, 2015, we acquired Arlon. For further detail on the goodwill and intangible assets recorded on the acquisition, see Note 5 - Acquisition.
In November 2015, we entered into a technology license agreement with Saber, Inc., which resulted in a $1.0 million intangible asset that will be amortized on a straight-line basis over 5 years.
Amortization expense was approximately $10.9 million, $6.1 million and $6.0 million in 2015, 2014 and 2013, respectively. The estimated annual future amortization expense is $10.6 million, $10.2 million, $9.6 million, $9.1 million and $5.6 million in 2016, 2017, 2018, 2019 and 2020, respectively. These amounts could vary based on changes in foreign currency exchange rates.

The weighted average amortization period as of December 31, 2015, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period
Trademarks and patents	3.7
Technology	4.1
Customer relationships	5.5
Total other intangible assets	4.9

Goodwill
The changes in the carrying amount of goodwill for the period ending December 31, 2015, by reportable segment, were as follows:

(Dollars in thousands)	Elastomeric Material Solutions	Advanced Connectivity Solutions	Power Electronics Solutions	Other	Total
December 31, 2014	$23,565	$—	$72,438	$2,224	$98,227
Arlon acquisition	33,872	51,931	—	—	85,803
Foreign currency translation adjustment	(1,168)	—	(7,409)	—	(8,577)
December 31, 2015	$56,269	$51,931	$65,029	$2,224	$175,453

Annual Impairment Testing

We perform our annual goodwill impairment testing in the fourth quarter of the year. In 2015, we estimated the fair value of our reporting units using an income approach based on the present value of future cash flows. We believe this approach yields the most appropriate evidence of fair value as our reporting units are not easily compared to other corporations involved in similar businesses. We further believe that the assumptions and rates used in our annual impairment test are reasonable, but inherently uncertain. No impairment charges resulted from these analyses.

We currently have four reporting units with goodwill and intangible assets - Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Curamik and the Elastomer Components Division (ECD). The ACS, EMS, Curamik and ECD reporting units had allocated goodwill of approximately $51.9 million, $56.3 million, $65.0 million and $2.2 million, respectively, at December 31, 2015. No impairment charges resulted from the annual goodwill impairment analysis. The excess of fair value over carrying value for these reporting units was 341.0% for ACS, 208.6% for EMS, 73.8% for Curamik and 232.3% for ECD. These valuations are based on a five year discounted cash flow analysis, which utilized a discount rates ranging from 12.0% for EMS and ECD to 15.3% for Curamik and a terminal year growth rate of 3% for all three reporting units.

NOTE 8 – SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED JOINT VENTURES
As of December 31, 2015, we had two joint ventures, each 50% owned, which are accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
Equity income related to the joint ventures of $2.9 million, $4.1 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in the consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Current assets	$28,239	$31,155
Noncurrent assets	$7,207	$9,427
Current liabilities	$4,608	$6,473
Shareholders' equity	$30,838	$34,109

	For the years ended
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Net sales	$43,438	$48,259	$52,982
Gross profit	$11,993	$14,277	$15,214
Net income	$5,753	$8,246	$8,652
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $1.8 million and $1.8 million, as of December 31, 2015 and 2014, respectively, which were included in accounts receivable on our consolidated statements of financial position.

NOTE 9 - INVESTMENT

In the third quarter of 2009, we made a strategic investment of $5.0 million in BrightVolt Inc. (formerly known as Solicore, Inc.), headquartered in Lakeland, Florida. BrightVolt is focused on penetrating the market for embedded power solutions, offering its patented Flexicon advanced ultra-thin, flexible, lithium polymer batteries for smart cards, controlled access cards, RFID tags, and medical devices. We account for this investment under the cost method as we cannot exert significant influence over the business. We also entered into a joint development agreement with BrightVolt to develop the next generation of power solution products using screen printing technology. If this technology is adopted, we will have the option to manufacture a significant portion of the products that result from this collaboration. In the first quarter of 2013, we made an additional investment of $0.1 million in BrightVolt.

During the fourth quarter of 2013, BrightVolt raised additional equity capital through a round of capital financing that decreased our ownership interest in BrightVolt as we did not participate in this round of financing. Further, the financing round was issued at a significantly lower price than when we had initially invested in BrightVolt. In accordance with the applicable accounting guidance, this event represented an indicator of impairment. As a result, we performed an impairment analysis during the fourth quarter of 2013. The valuation was based on an option pricing methodology to estimate the per share value of the equity classes of stock held in BrightVolt. This method utilized a Black-Scholes option pricing model and the analytic process utilized to perform the valuation, which included back solving for the total equity value of BrightVolt. Based on the results of this valuation, there was a significant decline in the fair value of the BrightVolt business, which caused us to recognize an impairment charge on our investment in BrightVolt of approximately $4.6 million. The remaining book value of our investment in BrightVolt as of December 31, 2013 was $0.5 million.

During the fourth quarter of 2014, we determined that BrightVolt continued to have negative business results, in addition to Rogers not participating in the latest round of financing initiated in the fourth quarter of 2014. As a result, we performed an impairment analysis during the fourth quarter of 2014. This valuation was done using the same methodology as performed in 2013, and described above. Based on the results of this valuation, there was a decline in the fair value of the BrightVolt business, which caused us to recognize an impairment charge on our investment in BrightVolt of approximately $0.2 million. The remaining book value of our investment in BrightVolt as of December 31, 2014 was approximately $0.3 million.

During the fourth quarter of 2015, we determined that BrightVolt continued to have negative business results, in addition to Rogers not participating in the latest round of financing initiated in the first quarter of 2015. As a result, we performed an impairment analysis during the fourth quarter of 2015. This valuation was done using the same methodology as performed in 2014, as described above. Based on the results of this valuation, the fair value of BrightVolt was determined to be not further impaired. The remaining book value of our investment in BrightVolt as of December 31, 2015 was approximately $0.3 million.

NOTE 10 – PENSION BENEFITS AND RETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

We have three qualified noncontributory defined benefit pension plans for unionized hourly employees, all other U.S. employees hired before December 31, 2007 and employees of the acquired Arlon business. We also have established a nonqualified unfunded noncontributory defined benefit pension plan to restore certain retirement benefits that might otherwise be lost due to limitations imposed by federal law on qualified pension plans, as well as to provide supplemental retirement benefits, for certain senior executives of the Company.

In addition, we sponsor multiple fully insured or self-funded medical plans and life insurance plan for certain retirees. The measurement date for all plans is December 31 for each respective plan year.

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

Defined Benefit Pension Plan Amendments and Retiree Medical Plan Amendments

During the fourth quarter of 2015, we announced that we would be changing the benefits related to the salaried and non-union hourly participants of the retirement health insurance benefits program. This program had been frozen to new participants in 2007. The 2015 amendment to the plan was approved on October 2, 2015 and resulted in a negative prior service cost, which will be amortized over the average expected remaining years of future benefit payments for this group. This change resulted in a remeasurement event requiring us to remeasure the plan liabilities, as well as the expense related to the plan, as of October 31, 2015.

All qualified noncontributory defined benefit pension plans have ceased accruing benefits. The Arlon pension plan (the "Bear Plan") was frozen previous to our acquisition of Arlon. Effective June 30, 2013, for salaried and non-union hourly employees in the U.S., and effective December 31, 2013 for union employees in the U.S., benefits under the Rogers defined benefit pension plans no longer accrue.

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
Change in benefit obligation:	2015	2014	2015	2014

Benefit obligation at beginning of year	$187,882	$174,325	$9,839	$10,824
Addition of Bear Plan	4,169	—	—	—
Service cost	—	—	411	556
Interest cost	7,523	8,015	216	305
Actuarial (gain) loss	(8,674)	34,006	(1,362)	(1,071)
Benefit payments	(8,541)	(24,934)	(766)	(775)
Plan Amendment	—	—	(5,616)	—
Special termination benefit	—	(3,530)	—	—
Benefit obligation at end of year	$182,359	$187,882	$2,722	$9,839

Change in plan assets:	2015	2014	2015	2014

Fair value of plan assets at the beginning of the year	$170,600	$171,218	$—	$—
Addition of Bear Plan	2,171	—	—	—
Actual return on plan assets	(194)	10,445	—	—
Employer contributions	6,971	13,871	766	775
Benefit payments	(8,541)	(24,934)	(766)	(775)
Fair value of plan assets at the end of the year	171,007	170,600	—	—
Funded status	$(11,352)	$(17,282)	$(2,722)	$(9,839)

Amounts recognized in the consolidated statements of financial position consist of:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	2015	2014	2015	2014
Noncurrent assets	$1,273	$404	$—	$—
Current liabilities	(1)	(34)	(537)	(1,071)
Noncurrent liabilities	(12,624)	(17,652)	(2,185)	(8,768)
Net amount recognized at end of year	$(11,352)	$(17,282)	$(2,722)	$(9,839)

(Dollars in thousands)	Pension Benefits	Retirement Health and Life Insurance Benefits	Pension Benefits	Retirement Health and Life Insurance Benefits
	2015	2015	2014	2014
Net actuarial (loss) gain	$(62,972)	$643	(62,053)	(707)
Prior service benefit	—	5,368	—	—
Net amount recognized at end of year	$(62,972)	$6,011	(62,053)	(707)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $151.9 million, $151.9 million and $139.3 million, respectively, as of December 31, 2015 and $155.2 million, $155.2 million and $137.6 million, respectively, as of December 31, 2014.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of an accumulated benefit obligation were $30.5 million, $30.5 million and $31.7 million, respectively, as of December 31, 2015. For 2014, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of an accumulated benefit obligation were $32.6 million, $32.6 million, and $33.0 million, respectively.
Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits			Postretirement Health and Life Insurance Benefits
	2015	2014	2013	2015	2014	2013

Service cost	$—	$—	$2,473	$411	$556	$627
Interest cost	7,523	8,015	7,753	216	305	262
Expected return of plan assets	(11,148)	(12,909)	(11,247)	—	—	—
Amortization of prior service cost (credit)	—	—	124	(248)	—	(230)
Amortization of net loss	1,690	686	3,615	(12)	—	204
Settlement charge	57	5,321	—	—	—	—
Curtailment charge	—	—	1,537	—	—	—
Net periodic benefit cost (benefit)	$(1,878)	$1,113	$4,255	$367	$861	$863
In the second quarter of 2013, the decision to freeze the accruing of benefits in the defined benefit pension plans resulted in a curtailment charge of $1.5 million.
In the fourth quarter of 2014, certain eligible participants in the defined benefit pension plans were given a lump sum payout offer. The payout of this program resulted in a settlement charge of $5.2 million.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.8 million. The estimated net benefit for the defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.6 million.

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2015	2014	2015	2014

Discount rate	4.25%	4.00%	3.00%	3.00%
Weighted-average assumptions used to determine net benefit cost for the years ended:

	Pension Benefits		Retirement Health and Life Insurance Benefits
	2015	2014	2015	2014

Discount rate	4.00%	4.75%	3.00%	3.25%
Expected long-term rate of return on plan assets	6.50%	7.50%	—	—
Rate of compensation increase - An expected rate of compensation increase was not included in the weighted average assumptions as there would be no impact to the net benefit cost, as the plans have been previously frozen.

Discount rate - To determine the discount rate, we review current market indices of high quality corporate bonds, particularly the PruCurve index, to ensure that the rate used in our calculations is consistent and within an acceptable range based on these indices, which reflect current market conditions. The market-based rates are modified to be Rogers-specific, and this is done by applying our pension benefit cash flow projections to the generic index rate. At December 31, 2015, this analysis resulted in a 25 basis point increase to the discount rate which went from 4.00% at December 31, 2014 to 4.25% at December 31, 2015.

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

Health care cost trend rates - For measurement purposes as of December 31, 2015 we assumed annual health care cost trend rates of 7.50% and 7.50% for covered health care benefits for retirees pre-age 65 and post-age 65, respectively. The rates were assumed to decrease gradually by 0.5% annually until reaching 4.50% and 4.50%, respectively, and remain at those levels thereafter. For measurement purposes as of December 31, 2014, we assumed annual health care cost trend rates of 7.50% and 7.50% for covered health care benefits for retirees pre-age 65 and post-age 65, respectively. Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
(Dollars in thousands)	Increase	Decrease

Effect on total service and interest cost	$41	$(38)
Effect on other postretirement benefit obligations	73	(68)

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

In order to meet our investment objectives, we set asset allocation target ranges based on current funding status and future projections in order to mitigate the risk in the plan while maintaining its funded status. In November of 2014 we implemented a pension risk reduction strategy related to our investments, which included a change in our asset mix to hold a larger amount of fixed income securities. At December 31, 2015, we held approximately 27% equity securities and 73% fixed income and short term cash securities in our portfolio, compared to December 31, 2014 when we had approximately 23% in equity securities and 77% in fixed income securities.

In determining our investment strategy and calculating the net benefit cost, we utilized an expected long-term rate of return on plan assets. This rate is developed based on several factors, including the plans' asset allocation targets, the historical and projected performance on those asset classes, and on the plans' current asset composition. To justify our assumptions, we analyze certain data points related to portfolio performance. For example, we analyze the actual historical performance of our total plan assets, which has generated a return of approximately 8.4% over the past 20 year period. Also, we analyze hypothetical rates of return for plan assets based on our current asset allocation mix, which we estimate would have generated a return of approximately, 8.5% over the last 20 years and 7.5% over the last 10 years. Based on the historical returns and the projected future returns we determined that a target return of 6.5% is appropriate for the current portfolio. Investments were stated at fair value as of the dates reported.

Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the plan year. The fair value of the guaranteed deposit account was determined through discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased.

The estimated fair values of the participation units owned by the plan in pooled separate accounts were based on quoted redemption values and adjusted for management fees and asset charges, as determined by the record keeper, on the last business day of the Plan year. Pooled separate accounts are accounts established solely for the purpose of investing the assets of one or more plans. Funds in a separate account are not commingled with other assets of the Company for investment purposes.

The following table presents the fair value of the pension plan net assets by asset category at December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014

Pooled separate accounts	$6,782	$5,204
Fixed income bonds	110,427	102,535
Mutual funds	43,454	51,097
Guaranteed deposit account	10,344	11,764
Total investments at fair value	$171,007	$170,600
The following tables set forth by level, within the fair value hierarchy, the assets carried at fair value as of December 31, 2015 and 2014.

	Assets at Fair Value as of December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$6,782	$—	$6,782
Fixed income bonds	—	110,427	—	110,427
Mutual funds	43,454	—	—	43,454
Guaranteed deposit account	—	—	10,344	10,344
Total assets at fair value	$43,454	$117,209	$10,344	$171,007

	Assets at Fair Value as of December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pooled separate accounts	$—	$5,204	$—	$5,204
Fixed Income Bonds	—	102,535	—	102,535
Mutual funds	51,097	—	—	51,097
Guaranteed deposit account	—	—	11,764	11,764
Total assets at fair value	$51,097	$107,739	$11,764	$170,600

The table below sets forth a summary of changes in the fair value of the guaranteed deposit account's Level 3 assets for the year ended December 31, 2015:

(Dollars in thousands)	Guaranteed Deposit Account

Balance at beginning of year	$11,764
Unrealized gains relating to instruments still held at the reporting date	476
Purchases, sales, issuances and settlements (net)	(1,896)
Balance at end of year	$10,344

Cash Flows

Contributions

At December 31, 2015, we have not met the minimum funding requirements for all of our qualified defined benefit pension plans and are therefore required to make a contribution to the Bear Plan of $0.3 million for 2015 and we estimate that we will be required to make a contribution of $0.3 million for 2016. In 2015 and 2014, we made voluntary contributions of $6.5 million and $13.0 million, respectively. As there is no funding requirement for the nonqualified defined benefit pension plans nor the Retiree Health and Life Insurance benefit plans, we fund the amount of benefit payments made during the year.

Estimated Future Payments

The following pension benefit payments are expected to be paid through the utilization of plan assets for the funded plans and from the Company's operating cash flows for the unfunded plans. The Retiree Health and Life Insurance benefits, for which no funding has been made, are expected to be paid from the Company's operating cash flows. The benefit payments are based on the same assumptions used to measure our benefit obligation at the end of fiscal 2015.

(Dollars in thousands)	Pension Benefits	Retiree Health and Life Insurance Benefits

2016	$8,489	$537
2017	$8,666	$465
2018	$8,858	$319
2019	$9,121	$266
2020	$9,389	$262
2021-2025	$52,370	$1,156

NOTE 11 ‑ EMPLOYEE SAVINGS AND INVESTMENT PLAN

We sponsor the Rogers Employee Savings and Investment Plan (RESIP), a 401(k) plan for domestic employees. Employees can defer an amount they choose, up to the yearly IRS limit of $18,000 in 2015 and $17,500 in 2014. Certain eligible participants are also allowed to contribute the maximum catch-up contribution per IRS regulations. Our matching contribution is 6% of an eligible employee’s annual pre-tax contribution at a rate of 100% for the first 1% and 50% for the next 5% for a total match of 3.5%. Unless otherwise indicated by the participant, the matching dollars are invested in the same funds as the participant’s contributions. RESIP related expense amounted to $3.2 million in 2015, $2.7 million in 2014 and $2.1 million in 2013, which related solely to our matching contributions.

NOTE 12 - DEBT

On June 18, 2015, we entered into a secured five year credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on July 13, 2011 and increased our borrowing capacity from $265.0 million to $350.0 million, with an additional $50.0 million accordion.

The Amended Credit Agreement provides (1) a $55.0 million term loan; (2) up to $295.0 million of revolving loans, with sublimits for multicurrency borrowings, letters of credit and swing-line notes; and (3) a $50.0 million expansion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Amended Credit Agreement).

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

The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio ("ICR") of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of its fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis. As of December 31, 2015, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.47 to 1.00 on the leverage ratio and 23.82 to 1.00 on the ICR.

The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under such term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020. The aggregate mandatory principal payments due are as follows:

Year	Payments Due
2016	$3.4	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million

All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the “Guarantors”). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Guarantors.

All amounts borrowed or outstanding under the Amended Credit Agreement, with the exception of amounts borrowed under the term loan which are subject to quarterly principal payments, are due and mature on June 18, 2020, unless the commitments are terminated earlier either at the request of the Company or if certain events of default occur.
In addition, as of December 31, 2015 and 2014 we had a $1.2 million and $1.4 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of December 31, 2015 or 2014.
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
We incurred amortization expense of $0.5 million in each of the years ended 2015, 2014 and 2013, respectively. At December 31, 2015, we have approximately $2.1 million of credit facility costs remaining to be amortized.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During 2015 and 2014, we made principal payments of $6.4 million and $17.5 million, respectively, on the outstanding debt. The principal amount of this debt has been transferred to the new revolving credit line created in June of 2015. We are obligated to pay $3.4 million on this debt obligation in the next 12 months under the term loan.
We incurred interest expense on our outstanding debt of $3.5 million, $1.8 million, and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash paid for interest was $3.3 million, $2.5 million and $3.1 million for 2015, 2014 and 2013, respectively.
We incurred an unused commitment fee of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of December 31, 2015, the remaining notional amount of the interest rate swap covers $16.2 million of our term loan debt and has a rate of 0.752%. At December 31, 2015, our outstanding debt balance is comprised of a term loan of $53.6 million and $125.0 million borrowed on the revolving line of credit. At December 31, 2015, the rate charged on this debt is the 1 month LIBOR at 0.4375% plus a spread of 1.50%.

Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we had an option to purchase the property in either 2013 or upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. We chose not to exercise the option to purchase the property that was available to us on June 30, 2013. The total obligation recorded for the lease as of December 31, 2015 and 2014 was $5.8 million and $6.8 million, respectively. Depreciation expense related to the capital lease was $0.3 million, $0.4 million and $0.4 million for the years ending December 31, 2015, 2014 and 2013, respectively. Accumulated depreciation as of December 31, 2015 and 2014 was $1.9 million and $1.6 million, respectively.
These expenses are included as depreciation expense in Cost of Sales on our consolidated statements of operations. Interest expense related to the debt recorded on the capital lease is included in interest expense on the consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Restriction on Payment of Dividends
Pursuant to the Amended Credit Agreement, we cannot make a cash dividend payment if (i) a default or event of default has occurred and is continuing or will result from the cash dividend payment.We do not currently have any restrictions in our ability to pay dividends under our current, amended credit agreement, as no default of event of default has occurred.

NOTE 13 – INCOME TAXES

Consolidated income before income taxes consisted of:

(Dollars in thousands)	2015	2014	2013
Domestic	$14,832	$9,604	$2,201
International	51,341	71,620	47,521
Total	$66,173	$81,224	$49,722
Foreign earnings repatriated to the U.S. previously reported as U.S. income have been reclassified in both 2014 and 2013 to conform to the current year presentation.
The income tax expense in the consolidated statements of operations consisted of:

(Dollars in thousands)	Current	Deferred	Total
2015
Domestic	$993	$4,272	$5,265
International	15,192	(604)	14,588
Total	$16,185	$3,668	$19,853

2014
Domestic	$2,205	$6,984	$9,189
International	17,172	1,451	18,623
Total	$19,377	$8,435	$27,812

2013
Domestic	$(7,075)	$6,187	$(888)
International	12,667	(260)	12,407
Total	$5,592	$5,927	$11,519

Deferred tax assets and liabilities as of December 31, 2015 and 2014, were comprised of the following:

(Dollars in thousands)	2015	2014
Deferred tax assets
Accrued employee benefits and compensation	$9,284	$9,168
Postretirement benefit obligations	5,434	7,866
Tax loss and credit carryforwards	9,318	16,533
Reserves and accruals	5,075	4,230
Depreciation and amortization	—	17,862
Other	3,474	2,550
Total deferred tax assets	32,585	58,209
Less deferred tax asset valuation allowance	(6,202)	(7,691)
Total deferred tax assets, net of valuation allowance	26,383	50,518
Deferred tax liabilities
Depreciation and amortization	17,492	14,303
Other	187	344
Total deferred tax liabilities	17,679	14,647
Net deferred tax asset	$8,704	$35,871

At December 31, 2015, the Company had state net operating loss carryforwards ranging from $0.5 million to $8.5 million in various state taxing jurisdictions, which expire between 2016 and 2034. We also had approximately $7.6 million of credit carryforwards in Arizona, which will expire between 2016 and 2030, and a $1.3 million capital loss carryforward, which will expire in 2017. In addition, the Company had a $0.2 million net operating loss carryforward in one of our Chinese entities that will expire in 2018. We believe that it is more likely than not that the benefit from the China and state net operating loss carryforwards as well as our state credit and capital loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $6.2 million relating to these carryforwards.

We currently have approximately $10.1 million of foreign tax credits that begin to expire in 2020, $6.1 million of research and development credits that begin to expire in 2026, and $0.5 million of minimum tax credits that can be carried forward indefinitely.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 for which the benefit thereof was postponed by tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Those deferred tax assets include foreign tax credits of $10.1 million, research and development credits of $2.1 million and minimum tax credits of $0.4 million. Equity will be increased by these amounts if and when such deferred tax assets are ultimately realized by a reduction of taxes payable.

We had a valuation allowance of $6.2 million at December 31, 2015 and $7.7 million at December 31, 2014, against certain of our deferred tax assets, primarily carryfowards expected to expire unused. In 2015, we reversed the valuation allowance on California deferred tax assets due to positive factors from the Arlon acquisition. No valuation allowance has been provided on our other deferred tax assets, as we believe it is more likely than not that all such assets will be realized in the applicable jurisdictions. We reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards in the respective jurisdictions or entities. Differences between forecasted and actual future operating results or changes in carryforward periods could adversely impact the amount of deferred tax asset considered realizable.

In appropriate circumstances we have the opportunity to undertake a tax planning strategy to ensure that our tax credit carryforwards do not expire unutilized. This strategy is based upon our ability to make a federal tax election to capitalize certain expenses that will result in generating taxable income to allow us to utilize our tax credit carryforwards before they expire. We would undertake such a strategy to realize these tax credit carryforwards prior to expiration as it is reasonable, prudent, and feasible.

Income tax expense differs from the amount computed by applying the United States federal statutory income tax rate to income before income taxes. The reasons for this difference were as follows:

(Dollars in thousands)	2015	2014	2013

Tax expense at Federal statutory income tax rate	$23,161	$28,429	$17,403
International tax rate differential	(4,792)	(6,772)	(2,541)
Foreign source income, net of tax credits	2,449	5,195	(786)
State tax, net of federal	(416)	—	—
Unrecognized tax benefits	148	603	(2,197)
General business credits	(908)	(604)	(702)
Acquisition related expenses	453	590	—
Valuation allowance change	(1,489)	388	—
Other	1,247	(17)	342
Income tax expense (benefit)	$19,853	$27,812	$11,519

The Company’s effective tax rate for 2015 was 30.0% compared to 34.2% in 2014 and 23.2% in 2013. In 2015, the difference between the Company’s effective tax rate and the statutory federal tax rate was favorably impacted by taxable income generated in countries with a lower tax rate to that of the United States, research and development credits, a tax benefit related to a change in the effective state rate and release of valuation allowance on certain state tax attributes. The rate was unfavorably impacted by reserves for uncertain tax positions, change in prior estimates and non-deductible expenses. The rate decreased from 2014 primarily due to a reduction in the level of repatriation of current foreign earnings, increased reversals of uncertain tax benefits, and deferred state tax benefits due to the acquisition of Arlon, partially offset with a shift of earnings from low tax to high tax jurisdictions.

Included in the 2015 effective tax rate are releases of reserves for uncertain tax positions for which an indemnity receivable had been recorded. The reversal of the receivable has been recorded in "Other income (expense), net."

U.S. income taxes have not been provided on $179.1 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings. If circumstances change and it becomes apparent that some, or all of the undistributed earnings as of December 31, 2015 will not be indefinitely reinvested, the provision for the tax consequence, if any, will be recorded in the period when circumstances change.

Income taxes paid, net of refunds, were $18.7 million, $14.5 million, and $11.1 million, in 2015, 2014, and 2013, respectively.

Unrecognized tax benefits, excluding potential interest and penalties, for the years ended December 31, 2015 and December 31, 2014, were as follows:

(Dollars in thousands)
	2015	2014
Beginning balance	$9,368	$9,148
Gross increases - current period tax positions	4,229	1,763
Gross increases - tax positions in prior periods	1,428	335
Foreign currency exchange	(475)	(230)
Lapse of statute of limitations	(3,979)	(1,648)
Ending balance	$10,571	$9,368

Included in the balance of unrecognized tax benefits as of December 31, 2015 were $10.6 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefit as of December 31, 2015 were $0.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts; primarily deferred taxes.

We recognize interest accrued related to unrecognized tax benefit as income tax expense. Related to the unrecognized tax benefits noted above, at December 31, 2015 and 2014, we had accrued potential interest and penalties of approximately $1.3 million and $1.2 million, respectively. We recorded net income tax expense of $0.1 million and $0.1 million during 2015 and 2014, respectively, and a net tax benefit of $0.9 million during 2013. It is possible that up to $8.3 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or the expiration of the statute of limitations.

We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2012 through 2015 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for the years before 2012.

NOTE 14 - SHAREHOLDERS' EQUITY AND EQUITY COMPENSATION
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

Beginning in December 2008, each non-management director was awarded deferred stock units instead of stock options. Such deferred stock units permit non-management directors to receive, at a later date, one share of Rogers stock for each deferred stock unit with no payment of any consideration by the director at the time the shares are received. For director stock options, the exercise price was equal to the fair market value of our stock as of the grant date, were immediately exercisable, and expire ten years after the date of grant. Our 2005 Equity Compensation Plan and our 2009 Long-Term Equity Compensation Plan also permit the granting of restricted stock and certain other forms of equity awards to officers and other key employees, although, as mentioned above, no new equity awards are being made pursuant to the 2005 plan. Stock grants in lieu of cash compensation are also made to non-management directors and the Stock Acquisition Program, approved in 2009, is now being used for such grants if a non-management director chooses to receive Rogers stock in lieu of cash compensation.

Shares of capital stock reserved for possible future issuance were as follows:

	December 31, 2015	December 31, 2014
Stock acquisition program	120,883	120,883
Stock options and restricted stock	678,904	862,040
Shares available for issuance	1,079,491	1,176,882
Rogers Employee Savings and Investment Plan	169,044	169,044
Rogers Corporation Global Stock Ownership Plan for Employees	153,357	166,152
Deferred compensation to be paid in stock	13,239	13,248
Total	2,214,918	2,508,249

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

A summary of the activity under our stock option plans as of December 31, 2015 and changes during the year then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	393,347	$40.72	3.8	16,019,130
Options exercised	(178,759)	40.90
Options forfeited	(2,550)	40.09
Options outstanding at December 31, 2015	212,038	40.47	3.2	2,557,193
Options exercisable at December 31, 2015	204,394	40.44	3.1	2,478,456
Options vested at December 31, 2015 or expected to vest*	211,809	40.50	3.2	2,554,831

* In addition to the vested options, we expect a portion of the unvested options to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2015 and 2014, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $6.7 million and $9.4 million, respectively. The total amount of cash received from the exercise of these options was $7.0 million and $20.5 million, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2015 and 2014 was approximately $0.0 million and $0.3 million, respectively.

As of December 31, 2015, there was $0.0 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over a weighted-average period of 0.1 years.

We recognized $0.2 million, $0.3 million and $0.4 million of compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the activity under our stock option plans for the fiscal years ended 2015, 2014 and 2013, is presented below:

	2015		2014		2013
	Options Outstanding	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share	Options Outstanding	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	393,347	$40.72	893,139	$43.23	1,765,947	$40.58
Options exercised	(178,759)	40.90	(476,793)	44.60	(847,340)	37.82
Options forfeited	(2,550)	40.09	(22,999)	57.07	(25,468)	39.04
Outstanding at year-end	212,038	40.47	393,347	40.72	893,139	43.23
Options exercisable at year-end	204,394		364,770		721,645
Performance-Based Restricted Stock
In 2006, we began granting performance-based restricted stock awards to certain key executives. We currently have awards from 2013, 2014 and 2015 outstanding. These awards cliff vest at the end of a three year measurement period, except for 2015 grants to those individuals who are retirement eligible during the grant period, as such grants are subject to accelerated vesting as the grant is earned over the course of the vesting period (i.e., a pro-rata payout occurs based on the retirement date). Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
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
Below were the assumptions used in the Monte Carlo calculation:

	2015	2014
Expected volatility	28.2%	33.7%
Expected term (in years)	3	3
Risk-free interest rate	0.96%	0.67%
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
A summary of activity under the performance-based restricted stock plans for the fiscal years ended 2015, 2014 and 2013 is presented below:

	2015		2014		2013
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	92,437	$52.75	71,175	$47.49	73,458	$38.01
Awards granted	51,475	78.01	51,850	58.61	47,625	47.10
Stock issued	(20,910)	41.27	(14,383)	47.89	(33,538)	27.43
Awards forfeited or expired	(15,773)	59.45	(16,205)	52.71	(16,370)	44.90
Non-vested awards outstanding at end of year	107,229	$66.13	92,437	$52.75	71,175	$47.49

We recognized $3.2 million, $2.3 million, and $1.3 million of compensation expense related to performance-based restricted stock grants for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $6.0 million of total unrecognized compensation cost related to unvested performance-based restricted stock. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Time-Based Restricted Stock
In 2011, we began granting time-based restricted stock awards to certain key executives and other key members of the Company’s management team. We currently have grants from 2013, 2014 and 2015 outstanding. The majority of 2013 grants ratably vest on the first, second and third anniversaries of the original grant date. The 2014 and 2015 grants all ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.

	2015		2014		2013
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted-Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	238,386	$53.80	231,026	$48.54	115,139	$43.27
Awards granted	75,160	77.15	93,780	61.7	156,665	51.78
Stock issued	(93,813)	48.35	(62,378)	47.19	(12,436)	43.97
Awards forfeited or expired	(11,415)	61.32	(24,042)	51.19	(28,342)	47.07
Non-vested awards outstanding at end of year	208,318	$64.27	238,386	$53.80	231,026	$48.54

We recognized $5.0 million, $3.6 million, and $2.5 million of compensation expense related to time-based restricted stock for years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $7.9 million of total unrecognized compensation cost related to unvested time-based restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.
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

	2015		2014		2013
	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted- Average Grant Date Fair Value	Awards Outstanding	Weighted-Average Grant Date Fair Value
Non-vested awards outstanding at beginning of year	30,150	$24.43	31,550	$26.77	30,150	$26.13
Awards granted	10,300	73.79	14,700	58.45	16,800	41.67
Stock issued	(16,500)	51.20	(16,100)	60.08	(15,400)	41.77
Non-vested awards outstanding at end of year	23,950	$27.22	30,150	$24.43	31,550	$26.77

We recognized compensation expense related to deferred stock units of $0.8 million, $0.8 million and $0.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two 6 month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.5 million of compensation expense associated with the plan for the year ended December 31, 2015, $0.5 million for the year ended December 31, 2014 and $0.5 million for the year ended December 31, 2013.

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

	Lease Expense
(Dollars in thousands)	2015	2014	2013
Operating leases	$3,531	$2,716	$2,634
Capital lease	$667	$747	$1,233

	Future Minimum Lease Payments
(Dollars in thousands)	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$10,221	$2,981	$2,089	$1,675	$915	$749	$1,812
Capital lease	$5,833	$284	$300	$320	$342	$366	$4,221
Environmental & Legal
We are currently engaged in the following environmental and legal proceedings:
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe that we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of December 31, 2015, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.

PCB Contamination

We have been working with the Connecticut Department of Energy and Environmental Protection (CT DEEP) and the United States Environmental Protection Agency, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut. The issue was originally discovered in the soil at the facility in the late 1990s, and this initial issue was remediated in 2000. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. Additional PCB contamination at this facility was found in the facility's original buildings, courtyards and surrounding areas including an on-site pond. Remediation costs related to this contamination are expected to approximate $0.7 million. Remediation activities of the affected buildings and courtyards were completed in 2014 at a total cost of $0.5 million. Currently, we have an accrualof $0.2 million for the pond remediation recorded on our consolidated statements of financial position. We believe this accrual will be adequate to cover the remaining remediation work related to the soil and pond contamination based on the information known at this time. However, if additional contamination is found, the cost of the remaining remediation may increase.
Overall, we have spent approximately $2.5 million in remediation and monitoring costs related to these PCB contamination issues. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.

Asbestos

We, like many other industrial companies, have been named as a defendant in a number of lawsuits filed in courts across the country by persons alleging personal injury from exposure to products containing asbestos. We have never mined, milled, manufactured or marketed asbestos; rather, we made and provided to industrial users a limited number of products that contained encapsulated asbestos, but we stopped manufacturing these products in the late 1980s. Most of the claims filed against us involve numerous defendants, sometimes as many as several hundred.
The following table presents information about our recent asbestos claims activity:

	For the Year Ended December 31,
	2015	2014
Claims outstanding at beginning of year	440	362
New claims filed	231	195
Pending claims concluded*	(183)	(117)
Claims outstanding at end of year	488	440

* For the year ended December 31, 2015, 231 claims were dismissed and 6 claims were settled. For the year ended December 31, 2014, 104 claims were dismissed and 13 claims were settled. Settlements totaled approximately $1.6 million for the year ended December 31, 2015, compared to $3.2 million for the year ended December 31, 2014.

We recognize a liability for asbestos-related contingencies that are probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos related matters, we record asbestos-related insurance receivables that are deemed probable. Our estimates of asbestos-related contingent liabilities and related insurance receivables are based on an independent actuarial analysis and an independent insurance usage analysis prepared annually by third parties. The actuarial analysis contains numerous assumptions, including general assumptions regarding the asbestos-related product liability litigation environment and company-specific assumptions regarding claims rates (including diseases alleged), dismissal rates, average settlement costs and average defense costs. The insurance usage analysis considers, among other things, applicable deductibles, retentions and policy limits, the solvency and historical payment experience of various insurance carriers, the likelihood of recovery as estimated by external legal counsel and existing insurance settlements. We review our asbestos-related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts. Currently, these analyses project liabilities and related insurance receivables over a 10-year period. It is probable we will incur additional costs for asbestos-related claims following this 10-year period, but we do not believe that any related contingencies are reasonably estimable beyond such period based on, among other things, the significant proportion of future claims included in the analysis and the lag time between the date a claim is filed and its resolution. Accordingly, no liability (or related asset) has been recorded for claims that may be asserted subsequent to 2025.

For the years ended December 31, 2015 and 2014, respectively, our forecasted asbestos-related claims and insurance receivables for the 10-year projection period were as follows:

(Dollars in millions)	2015	2014
Asbestos-related claims	$56.6	$56.5
Asbestos-related insurance receivables	$53.4	$53.0

To date, the defense and settlement costs of our asbestos-related product liability litigation have been substantially covered by insurance. We have identified continuous coverage for primary, excess and umbrella insurance from the 1950s through the mid-1980s, except for a period in the early 1960s, with respect to which we have entered into an agreement for primary, but not excess or umbrella, coverage. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated. As previously disclosed, however, we expect to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. Accordingly, while we believe it is reasonably possible that we may incur losses and defense costs in excess of our accruals in the future, we do not have sufficient data to provide a reasonable estimate or range of such losses and defense costs, at this time.

Impact on Financial Statements

The models developed for determining the potential exposure and related insurance coverage were developed by outside consultants deemed to be experts in their respective fields with the forecast for asbestos related liabilities generated by NERA and the related insurance receivable projections developed by Marsh. The models contain numerous assumptions that significantly impact the results generated by the models. We believe the assumptions made are reasonable at the present time, but are subject to uncertainty based on the actual future outcome of our asbestos litigation. We determined that a ten-year projection period is appropriate as we have experience in addressing asbestos related lawsuits over the last few years to use as a baseline to project the liability over ten years. However, we do not believe we have sufficient data to justify a longer projection period at this time. As of December 31, 2015, the estimated liability and estimated insurance recovery for the ten-year period through 2025 was $56.6 million and $53.4 million, respectively. Each year we evaluate the changes in the estimated liability and estimated insurance recovery based on the projections of asbestos litigation and corresponding insurance coverage for that litigation and record the resulting expense or income. For the years ended December 31, 2015 and 2013, we recognized income of $0.3 million and $0.5 million, respectively, and for the year ended December 31, 2014 we recorded expense of $0.8 million.
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
There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we will incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing accruals, but such excess amount cannot be reasonably estimated at this time. We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this matter.
Other Environmental and General Litigation

•	The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action
Program (VCAP). As part of this program, we have partnered with the CT DEEP to determine the corrective actions to be taken at the site related to contamination issues. We have evaluated this matter and have completed internal due diligence work related to the site. Based on the facts and circumstances known to us at the present time an accrual of $3.2 million was recorded as of December 31, 2015 for remediation that will be required.

General

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

NOTE 16 – BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). Our non-core businesses are reported in the "Other" reportable segment.

•	Advanced Connectivity Solutions

The Advanced Connectivity Solutions operating segment includes printed circuit board laminate products for high frequency, high performance applications. These products have characteristics that offer performance and other functional advantages in many market applications and serve to differentiate our products from other commonly available materials. These products are sold principally to independent and captive printed circuit board fabricators that convert our laminates to custom printed circuits.

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

•	Elastomeric Material Solutions

The Elastomeric Material Solutions operating segment includes polyurethane and silicone foam as well as solid products manufactured in roll stock, sheet, and molded formats. These materials have characteristics that offer functional advantages in many market applications which serve to differentiate Rogers' products from other commonly available materials.

Elastomeric Material Solutions products are sold globally to converters, fabricators, distributors and original equipment manufacturers (OEMs) for use in general industrial applications, portable electronics including mobile internet devices, consumer goods, mass transportation, construction, printing applications and other markets. Trade names for our Elastomeric Material Solutions include: PORON® Microcellular Urethanes used for making high performance gaskets and seals in vehicles, portable communications devices, computers and peripherals; PORON® cushion insole materials for footwear and related products; PORON® healthcare and medical materials for body cushioning and orthotic appliances; R/bak® compressible printing plate backing and mounting products for cushioning flexographic plates for printing on packaging materials; PORON® and XRD® for high impact cushioning protection; Rogers BISCO® silicone foams, solids, sponge and extrusion products for flame retardant gaskets, seals and cushioning applications in communications infrastructure equipment, aircraft, trains, cars and trucks, and for shielding extreme temperature or flame; and eSORBA® urethane foams used in portable communications, entertainment devices and other industrial applications.

We have two 50% owned joint ventures that extend and complement our worldwide business in Elastomeric Material Solutions. Rogers INOAC Corporation (RIC), a joint venture with Japan-based INOAC Corporation, manufactures high performance polyurethane foam materials in Mie and Taketoyo, Japan to predominantly serve the Japanese and Taiwanese markets. Rogers INOAC Suzhou Corporation (RIS) was established in 2004 with INOAC Corporation and provides polyurethane foam materials primarily to the Asian marketplace.

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

The remainder of operations are accumulated and reported as our Other business, which consists of elastomer components, floats and inverter distribution activities. Elastomer components are sold to OEMs for applications in ground transportation, office equipment, consumer and other markets. Trade names for our elastomer components include: NITROPHYL® floats for level sensing in fuel tanks, motors, and storage tanks and ENDUR® elastomer rollers and belts for document handling in copiers, printers, mail sorting machines and automated teller machines. Inverters are sold primarily to OEMs and fabricators that in turn sell to various other third parties primarily serving the portable communication and automotive markets. In 2015, the Other businesses included the Arlon polyimide and thermoset laminate operations, which was sold in December 2015.

The following table sets forth the information about our reportable segments for the periods indicated:

(Dollars in thousands)	Elastomeric Material Solutions	Advanced Connectivity Solutions	Power Electronics Solutions	Other	Total
2015
Net sales	$180,898	$267,630	$150,288	$42,627	$641,443
Operating income	$19,979	$45,115	$3,750	$7,411	$76,255
Total assets	$265,575	$316,235	$321,248	$29,400	$932,458
Capital expenditures	$4,103	$15,532	$4,185	$1,017	$24,837
Depreciation & amortization	$9,280	$15,403	$7,855	$1,516	$34,054
Investment in unconsolidated joint ventures	$15,348	$—	$—	$—	$15,348
Equity income in unconsolidated joint ventures	$2,890	$—	$—	$—	$2,890
2014
Net sales	$173,671	$240,864	$171,832	$24,544	$610,911
Operating income (loss)	$23,350	$44,007	$5,654	$8,230	$81,241
Total assets	$221,013	$217,173	$377,181	$25,068	$840,435
Capital expenditures	$6,197	$14,290	$7,489	$779	$28,755
Depreciation & amortization	$6,561	$9,575	$9,332	$800	$26,268
Investment in unconsolidated joint ventures	$17,214	$—	$—	$—	$17,214
Equity income in unconsolidated joint ventures	$4,123	$—	$—	$—	$4,123
2013
Net sales	$168,082	$184,949	$160,730	$23,721	$537,482
Operating income (loss)	$22,601	$19,076	$1,338	$7,102	$50,117
Total assets	$223,346	$179,363	$384,249	$24,363	$811,321
Capital expenditures	$3,030	$7,793	$5,287	$749	$16,859
Depreciation & amortization	$6,410	$7,004	$12,406	$531	$26,351
Investment in unconsolidated joint ventures	$18,463	$—	$—	$—	$18,463
Equity income in unconsolidated joint ventures	$4,326	$—	$—	$—	$4,326
Inter-segment sales have been eliminated from the sales data in the preceding table.

The following table sets forth the operating income reconciliation to the consolidated statements of operations for the periods indicated:

	2015	2014	2013
Operating income	$76,255	$81,241	$50,117

Equity income in unconsolidated joint ventures	2,890	4,123	4,326
Other income (expense), net	(8,492)	(1,194)	(1,240)
Interest income (expense), net	(4,480)	(2,946)	(3,481)
Income before income taxes	$66,173	$81,224	$49,722

Information relating to our operations by geographic area was as follows:

	Net Sales (1)			Long-lived Assets (2)
(Dollars in thousands)	2015	2014	2013	2015	2014	2013

United States	$162,662	$124,305	$118,217	$217,595	$70,728	$64,744
China	192,155	236,488	193,734	65,994	49,794	44,805
Germany	81,452	93,478	79,043	110,240	129,702	154,688
Other	205,174	156,640	146,488	34,998	36,999	40,535
Total	$641,443	$610,911	$537,482	$428,827	$287,223	$304,772

(1)    Net sales are allocated to countries based on the location of the customer. Countries with 10% of more of net sales have been disclosed.
(2)    Long-lived assets are based on the location of the asset and are comprised of goodwill and other intangibles and property, plant and equipment. Countries with 10% of more of long-lived assets have been disclosed.

NOTE 17 – RESTRUCTURING AND IMPAIRMENT CHARGES

•	2015

There were no restructuring or impairment charges in 2015.

•	2014
In the fourth quarter of 2014, we recognized a $0.2 million charge related to the impairment of the investment in BrightVolt, Inc. As this investment does not specifically relate to any of our operating segments, we have allocated this impairment charge on a basis similar to other Corporate allocations. See Note 9, "Investment" for further details on this write-down.
In the fourth quarter of 2014, certain eligible participants in the defined benefit pension plans were given a lump sum payout offer. The payout of this program resulted in a settlement charge of $5.2 million.

•	2013
In 2013, we recognized approximately $10.4 million of restructuring and impairment charges. Approximately $5.7 million of these charges are related to the streamlining initiatives that began in 2012 as we incurred approximately $4.2 million in severance and related charges as a result of these activities as well as changes to the executive management team and we recognized a $1.5 million curtailment charge related to the freezing of the defined benefit pension plans. Further in 2013, we recognized a $4.6 million charge related to the impairment of the investment in Solicore, Inc. As this investment does not specifically relate to any of our operating segments, we have allocated this impairment charge on a basis similar to other Corporate allocations. See Note 9, "Investment" for further details on this write-down.

The following table summarizes the restructuring and impairment charges related to these activities recorded in our operating results in 2015, 2014 and 2013.

(Dollars in thousands)
	December 31, 2014	December 31, 2013
Cost of Sales

Elastomeric Material Solutions
Union ratification bonus	—	181
Advanced Connectivity Solutions
Union ratification bonus	—	179
Power Electronics Solutions
Union ratification bonus	—	8
Total charges for Cost of Sales	$—	$368

Restructuring and Impairment

Elastomeric Material Solutions
Pension settlement charge	1,332	—
Severance related to Bremen shut-down	—	1,345
Allocated Solicore impairment	42	1,617
Advanced Connectivity Solutions
Pension settlement charge	1,954	—
Allocated severance and related costs	—	802
Allocated Solicore impairment	62	1,617
Power Electronics Solutions
Pension settlement charge	1,921	—
Severance and related costs	—	3,494
Allocated Solicore impairment	61	1,155
Other
Pension settlement charge	17	—
Allocated severance and related costs	—	115
Allocated Solicore impairment	1	231
Total charges for Restructuring and Impairment	$5,390	$10,376

NOTE 18 – DISCONTINUED OPERATIONS

In 2012, we decided to cease production of our non-woven composite materials operating segment located in Rogers, Connecticut. Sales of non-woven products had been steadily declining for several years. Manufacturing operations ceased by the end of 2012 and last sales out of inventory occurred in the first quarter of 2013. There was no activity for this segment in 2014 or 2015. For the year ended December 31, 2013, an operating loss of $0.1 million, net of tax, was reflected as discontinued operations in the accompanying consolidated statements of operations. Net sales for 2013 were $0.2 million and tax related to the discontinued operation was $0.1 million for the year ended December 31, 2013.

NOTE 19 – SHARE REPURCHASE

On August 6, 2015, we initiated a share repurchase program of up to $100.0 million of the Company's capital stock. We initiated this program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The share repurchase program has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2015, $60.0 million remained of our $100.0 million share repurchase program.

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(Dollars in thousands)	December 31, 2015
Shares of capital stock repurchased	727,573
Value of capital stock repurchased	$39,993

No shares of capital stock were repurchased during 2014. All repurchases were made using cash from operations and cash on hand. Refer to Part II, Item 5 for further detail of the share repurchase program.

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	As adjusted for impact of the change to FIFO
(Dollars in thousands, except per share amounts)	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$165,051	$163,098	$160,366	$152,928
Gross margin	$62,425	$60,661	$59,672	$52,604
Net income	$13,643	$13,554	$12,546	$6,577

Net income per share:
Basic	$0.74	$0.73	$0.68	$0.37
Diluted	$0.72	$0.71	$0.67	$0.37

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$146,640	$153,495	$163,052	$147,724
Gross margin	$54,107	$57,376	$64,576	$58,695
Net income	$14,702	$11,056	$20,407	$7,247

Net income per share:
Basic	$0.82	$0.61	$1.12	$0.40
Diluted	$0.79	$0.59	$1.09	$0.39

	As originally reported
(Dollars in thousands, except per share amounts)	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$165,051	$163,098	$160,366	$152,928
Gross margin	$62,355	$60,589	$59,530	$52,604
Net income	$13,627	$13,540	$12,455	$6,577

Net income per share:
Basic	$0.74	$0.73	$0.68	$0.37
Diluted	$0.72	$0.71	$0.67	$0.37

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$146,640	$153,495	$163,052	$147,724
Gross margin	$53,919	$57,138	$64,548	$58,335
Net income	$14,580	$10,902	$20,388	$7,013

Net income per share:
Basic	$0.81	$0.60	$1.12	$0.38
Diluted	$0.79	$0.58	$1.09	$0.37

NOTE 21 – RECENT ACCOUNTING STANDARDS

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

In September, 2015, the FASB issued a new standard to simplify the accounting for measurement-period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 31, 2015. Early adoption is permitted. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. We have elected early adoption of the standard and have determined the impact of the new standard on our consolidated financial statements to be immaterial.
In November 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting update which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of this update is permitted and an entity may choose to adopt this update on either a prospective or retrospective basis. We are still evaluating the impact this new standard will have on our financial statements.
In April 2015, the FASB issued amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current guidance, our debt issuance costs are reflected as a deferred charge, within other current assets and other long-term assets on our consolidated balance sheets. This update is effective for the annual reporting periods beginning after December 15, 2015. In August 2015, the FASB confirmed that the aforementioned amendments did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. For line-of-credit arrangements, borrowers have the option of presenting debt issuance costs as an asset which is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. These amendments are not expected to have a material impact on our financial statements.

SCHEDULE II

Valuation and Qualifying Accounts

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Allowance for Doubtful Accounts
December 31, 2015	$476	$1,085	$(866)	$—	$695
December 31, 2014	$1,655	$250	$(1,429)	$—	$476
December 31, 2013	$1,773	$670	$(788)	$—	$1,655

(Dollars in thousands)	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Taken Against Allowance	Other (Deductions) Recoveries	Balance at End of Period
Valuation on Allowance for Deferred Tax Assets
December 31, 2015	$7,691	$(1,484)	$—	$(5)	$6,202
December 31, 2014	$7,302	$159	$—	$230	$7,691
December 31, 2013	$7,992	$(85)	$—	$(605)	$7,302

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee (the "Audit Committee) of the Board of Directors selects the independent accountants for the Company each year. On July 23, 2015, the Company approved the engagement of PricewaterhouseCoopers, LLP ("PwC") as the Company's new independent registered public accounting firm and dismissed Ernst & Young, LLP ("EY"), effective July 31, 2015, following the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

The reports of EY on the Company's consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company requested EY to furnish to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter, received by the Company on July 31, 2015 was filed as an exhibit to Form 8-K by the Company with the Securities and Exchange Commission on August 3, 2015. The decision to change accountants was approved by the Audit Committee of the Company and ratified by the Board of Directors.

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), as of December 31, 2015. The Company's disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to the Directors, Executive Officers and Corporate Governance set forth under the captions “Nominees for Director”, “Director Qualifications and Experience”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors - Meetings of Certain Committees” in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act. Information with respect to Executive Officers of the Company is presented in Part I, Item 1 of this report and is hereby incorporated into this Item 10 by reference.

Code of Ethics

We have adopted a code of business conduct and ethics policy, which applies to all employees, officers and directors of Rogers Corporation. The Rogers Corporation Code of Business Conduct and Ethics Policy is posted on our website at http://www.rogerscorp.com. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics Policy for the Principal Executive Officer, Principal Financial Officer or Principal Accounting Officer (or others performing similar functions) by posting such information on our website. Our website is not incorporated into or a part of this Form 10-K.

Item 11. Executive Compensation

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Executive Compensation set forth under the captions “Board of Directors - Directors' Compensation”, “Board of Directors - Meetings of Certain Committees”, “Compensation Discussion and Analysis”, “Compensation and Organization Committee Report” and "Executive Compensation" in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The table and footnotes below describe those equity compensation plans approved and not approved by security holders of Rogers Corporation as of December 31, 2015, the end of the Company's fiscal year.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2015

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (5)	Weighted average exercise price of outstanding options, warrants and rights (5)	Number of securities remaining available for future issuance under each equity compensation plan excluding securities referenced in column (a) (6)

Equity Compensation Plans Approved by Security Holders
Rogers Corporation 2009 Long-Term Equity Compensation Plan	69,626	$35.46	1,079,491
Rogers Corporation Global Stock Ownership Plan For Employees (1)	—		153,357

Equity Compensation Plans Not Approved by Security Holders
Rogers Corporation Stock Acquisition Program (3)	—	—	120,883
Inducement Awards for the CEO (4)	23,200	$37.05	—
Total (5)	92,826	$35.86	1,353,731

(1)	This is an employee stock purchase plan within the meaning of Section 432(b) of the Internal Revenue Code of 1986, as amended.

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

(5)
Does not include deferred stock units, restricted stock or phantom stock units. As of December 31, 2015, 25,050 shares were reserved for deferred stock unit awards, 318,770 shares were reserved for restricted stock awards and 15,283 shares were reserved for phantom stock units related to the deferral of compensation ultimately to be paid in Rogers stock.

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

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters set forth under the captions “Stock Ownership of Management” and “Beneficial Ownership of More Than Five Percent of Rogers Stock” in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Certain Relationships and Related Transactions and Director Independence as set forth under the captions “Related Party Transactions” and “Board of Directors-Director Independence” in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, there is hereby incorporated by this reference the information with respect to Accountant Fees and Services set forth under the caption “Fees of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders that will be filed within 120 days after the end of our fiscal year pursuant to Section 14(a) of the Exchange Act.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(1) Financial Statements and Schedules

The following consolidated financial statements of the Company are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Financial Position
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Schedule II- Valuation and Qualifying Accounts

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

10.8	Form of Indemnification Agreement between the Registrant and each of its executive officers**, filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K on December 14, 2004*.

10.9	Form of Indemnification Agreement between the Registrant and each of its Directors**, filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K on December 14, 2004*.

10.10	Rogers Compensation Recovery Policy**, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 19, 2009*.

10.11	Amended Rogers Corporation 2009 Long-Term Equity Compensation Plan**, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.12	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed August 2, 2011*.

10.13	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed May 2, 2012*.

10.14	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed herewith.

10.15	Form of Basic Time-Based Restricted Stock Unit Award Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed August 2, 2011*.

10.16	Form of Time-Based Restricted Stock Unit Award Agreement under the 2009 Plan**, filed herewith.

10.17	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed August 4, 2009*.

10.18	Form of Non-Qualified Stock Option Agreement (For Officers and Employees) under the 2009 Plan**, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2009*.

10.19	Form of Performance-Based Restricted Stock Award Agreement under the 2009 Plan**, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2009*.

10.20	Form of Restricted Stock Agreement under the 2009 Plan**, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed November 3, 2009*.

10.21
Second Amended and Restated Credit Agreement, dated as of June 18, 2015, with each of the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, HSBC Bank USA, National Association and Citizens Bank, N.A. as co-syndication agents, Fifth Third Bank and Citibank, N.A. as co-documentation agents and JPMorgan Securities LLC and HSBC Bank USA, National Association as joint bookrunners and joint lead arrangers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2015.

10.22    Amendment No. 1, dated as of October 29, 2015, to the Second Amended and Restated Credit Agreement, by
and among the Registrant, JPMorgan Chase Bank, N.A. as an Issuing Bank and Administrative Agent, HSBC Bank USA, National Association as a Lender and an Issuing Bank, and Citizens Bank, N.A., Fifth Third Bank, Citibank, N.A. filed herewith.

10.23
Letter Agreement between the Registrant and Bruce D. Hoechner, dated September 15, 2011 and accepted on September 20, 2011**, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 26, 2011*.

10.24
Non-Qualified Stock Option Agreement between the Registrant and Bruce D. Hoechner**, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.25
Time-Based Restricted Stock Unit Award Agreement between the Registrant and Bruce D. Hoechner**, filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.26
Time-Based Restricted Stock Unit Award Agreement (4 Year Cliff Vested) between the Registrant and Bruce D. Hoechner**, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-181199) filed May 7, 2012*.

10.27	Letter Agreement between the Company and David Mathieson, agreed to May 11, 2014, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2014.

10.28	Letter Agreement between the Company and Janice Stipp, dated October 1, 2015 and accepted on October 5, 2015, filed herewith.

10.29	Rogers Corporation 2009 Long-Term Equity Compensation Plan, as amended, filed with the SEC as Exhibit B to the Company's Definitive Proxy Statement which was filed on March 24, 2014.

10.30	Rogers Corporation Deferred Compensation Plan, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2014.

10.31
Form of Officer Special Severance Agreement between the Company and each of its executive officers, filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2015**.

18.1	Preferability Letter from PricewaterhouseCoopers, LLP, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Marsh U.S.A., Inc., filed herewith.

23.2	Consent of National Economic Research Associates, Inc., filed herewith.

23.3	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, filed herewith

23.4	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, filed herewith.

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

101
The following materials from Rogers Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Financial Position for the fiscal years ended December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the fiscal years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2015, 2014 and 2013; and (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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

ROGERS CORPORATION (Registrant)
/s/ Bruce D. Hoechner
Bruce D. Hoechner
President and Chief Executive Officer Principal Executive Officer

Dated: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Bruce D. Hoechner	/s/ Carol R. Jensen
Bruce D. Hoechner President and Chief Executive Officer Director Principal Executive Officer	Carol R. Jensen Director

/s/ Janice E. Stipp	/s/ William E. Mitchell
Janice E. Stipp Vice President, Finance, Chief Financial Officer, Principal Financial Officer	William E. Mitchell Director

/s/ John K. Krawczynski	/s/ Ganesh Moorthy
John J. Krawczynski Chief Accounting Officer and Corporate Controller, Principal Accounting Officer	Ganesh Moorthy Director

/s/ Michael F. Barry	/s/ Robert G. Paul
Michael F. Barry Director	Robert G. Paul Director

/s/ Helene Simonet	/s/ Peter C. Wallace
Helene Simonet Director	Peter C. Wallace Director

/s/ Keith Barnes
Keith Barnes Director