Form 10-Q
period 2016-03-31
ROGERS CORP
filed 2016-05-03
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of April 20, 2016 was 18,003,299.

ROGERS CORPORATION
FORM 10-Q

March 31, 2016

Forward Looking Statements
This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "Forward-Looking Statements" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Part I – Financial Information

Item 1.	Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended
	March 31, 2016	March 31, 2015
Net sales	$160,566	$165,051
Cost of sales	100,058	102,626
Gross margin	60,508	62,425

Selling, general and administrative expenses	29,860	36,147
Research and development expenses	6,549	6,108
Operating income	24,099	20,170

Equity income in unconsolidated joint ventures	613	919
Other income (expense), net	(546)	(129)
Interest expense, net	(1,121)	(1,006)
Income before income tax expense	23,045	19,954

Income tax expense	8,117	6,311
Net income	$14,928	$13,643

Basic earnings per share	$0.83	$0.74
Diluted earnings per share	$0.82	$0.72

Shares used in computing:
Basic earnings per share	17,966	18,476
Diluted earnings per share	18,214	18,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2016	March 31, 2015
Net income	$14,928	$13,643

Foreign currency translation adjustment	10,926	(27,980)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	4	218
Unrealized gain (loss) reclassified into earnings (Note 6)	2	—
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6):
Amortization of loss	35	268
Other comprehensive income (loss)	10,967	(27,494)

Comprehensive income (loss)	$25,895	$(13,851)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$229,203	$204,586
Accounts receivable, less allowance for doubtful accounts of $789 and $695	107,866	101,428
Inventories	90,500	91,824
Prepaid income taxes	4,711	5,058
Deferred income taxes	—	9,565
Asbestos-related insurance receivables	8,245	8,245
Other current assets	9,793	7,959
Total current assets	450,318	428,665

Property, plant and equipment, net of accumulated depreciation of $246,748 and $237,150	177,337	178,661
Investments in unconsolidated joint ventures	16,593	15,348
Deferred income taxes	17,164	8,594
Goodwill	178,876	175,453
Other intangible assets	73,587	75,019
Asbestos-related insurance receivables	45,114	45,114
Other long-term assets	3,396	3,501
Total assets	$962,385	$930,355

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,170	$22,251
Accrued employee benefits and compensation	24,376	23,263
Accrued income taxes payable	8,419	3,599
Current portion of long term debt	3,309	2,966
Asbestos-related liabilities	8,245	8,245
Other accrued liabilities	16,716	18,324
Total current liabilities	84,235	78,648

Long term debt	172,643	173,557
Long term lease obligation	5,729	5,549
Pension and post-retirement benefit obligations	14,808	14,808
Asbestos-related liabilities	48,390	48,390
Non-current income tax	13,247	11,863
Deferred income taxes	9,495	9,455
Other long-term liabilities	3,550	3,503
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 17,996 and 17,957 shares outstanding	17,996	17,957
Additional paid-in capital	111,789	112,017
Retained earnings	557,994	543,066
Accumulated other comprehensive loss	(77,491)	(88,458)
Total shareholders' equity	610,288	584,582
Total liabilities and shareholders' equity	$962,385	$930,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Quarter Ended
	March 31, 2016	March 31, 2015
Operating Activities:
Net income	$14,928	$13,643
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	8,973	7,973
Stock-based compensation expense	1,992	1,598
Deferred income taxes	1,013	1,330
Equity in undistributed income of unconsolidated joint ventures	(613)	(919)
Dividends received from unconsolidated joint ventures	—	780
Pension and postretirement benefits	(702)	(294)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(6,657)	(5,632)
Inventories	(1,021)	(6,734)
Pension contribution	(63)	—
Other current assets	(1,621)	(3,431)
Accounts payable and other accrued expenses	8,307	4,352
Other, net	1,651	243
Net cash provided by operating activities	26,187	12,909

Investing Activities:
Business acquisition, net of cash acquired	—	(155,778)
Capital expenditures	(4,813)	(8,486)
Net cash used in investing activities	(4,813)	(164,264)

Financing Activities:
Proceeds from long term borrowings	—	125,000
Repayment of debt principal and long term lease obligation	(757)	(5,065)
Repurchases of capital stock	(1,997)	—
Proceeds from sale of capital stock, net	564	5,290
Issuance of restricted stock shares	(1,175)	(2,258)
Proceeds from issuance of shares to employee stock purchase plan	427	345
Net cash (used in) provided by financing activities	(2,938)	123,312

Effect of exchange rate fluctuations on cash	6,181	(9,474)

Net increase (decrease) in cash and cash equivalents	24,617	(37,517)
Cash and cash equivalents at beginning of period	204,586	237,375
Cash and cash equivalents at end of period	$229,203	$199,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock/Capital Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2015	$17,957	$112,017	$543,066	$(88,458)	$584,582

Net income	—	—	14,928	—	14,928
Other comprehensive income (loss)	—	—	—	10,967	10,967
Stock options exercised	14	550	—	—	564
Stock issued to directors	2	(2)	—	—	—
Shares issued for employees stock purchase plan	9	418	—	—	427
Shares issued for restricted stock, net of cancellations for tax withholding	51	(1,226)	—	—	(1,175)
Shares repurchased	(37)	(1,960)	—	—	(1,997)
Stock-based compensation expense	—	1,992	—	—	1,992
Balance at March 31, 2016	$17,996	$111,789	$557,994	$(77,491)	$610,288

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

As used herein, the terms “Company,” “Rogers,” “we,” “us,” “our” and similar terms mean Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for their fair presentation in accordance with GAAP. All significant intercompany transactions have been eliminated.
Certain statement of financial position reclassifications have been made to prior period balances in order to conform to the current period's presentation.
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
From time to time we enter into various instruments that require fair value measurement. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, included:

(Dollars in thousands)	Carrying amount as of March 31, 2016	Level 1	Level 2	Level 3
Foreign currency contracts	$(114)	$—	$(114)	$—
Copper derivative contracts	$255	$—	$255	$—
Interest rate swap	$(7)	$—	$(7)	$—

(Dollars in thousands)	Carrying amount as of December 31, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	$(78)	$—	$(78)	$—
Copper derivative contracts	$193	$—	$193	$—
Interest rate swap	$(18)	$—	$(18)	$—

Note 3 – Hedging Transactions and Derivative Financial Instruments

We are exposed to certain risks related to our ongoing business operations. The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk, commodity pricing risk (primarily related to copper) and interest rate risk. We do not use derivative financial instruments for trading or speculative purposes. The valuation of derivative contracts used to manage each of these risks is described below:

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For our derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of operations during the current period. For the quarters ended March 31, 2016 and 2015, there was no hedge ineffectiveness.
Foreign Currency
During the quarter ended March 31, 2016, we entered into Chinese Yuan, Euro, Great Britain Pound, Japanese Yen, and Korean Won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. These contracts do not qualify for hedge accounting treatment. Mark-to-market adjustments are recorded in the other income (expense), net line item in our condensed consolidated statements of operations for those contracts that do not qualify for hedge accounting treatment.
As of March 31, 2016 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
CNY/USD		$6,768,139
USD/EUR		€5,250,318
CNY/EUR		€2,812,683
USD/KRW	₩	7,401,436,000
JPY/EUR		€1,367,462
EUR/GBP		£150,000
JPY/USD		$651,208

Commodity
We currently have twenty-four outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Advanced Connectivity Solutions operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the forecasted 2016 and 2017 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the other income (expense), net line item in our condensed consolidated statements of operations.  The copper contracts outstanding as of March 31, 2016 were:

Notional Value of Copper Derivatives
April 2016 - June 2016	130	metric tons per month
July 2016 - September 2016	127	metric tons per month
October 2016 - December 2016	117	metric tons per month
January 2017 - March 2017	53	metric tons per month
April 2017 - June 2017	26	metric tons per month
Interest Rates
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of March 31, 2016, the remaining notional amount of the interest rate swap covers $8.1 million of our term loan debt. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment.
Effects on Statements of Operations and of Comprehensive Income:

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the quarter ended March 31, 2016
Foreign Exchange Contracts	Location	Gain (loss)
Contracts not designated as hedging instruments	Other income (expense), net	$(114)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$33
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$11

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the quarter ended March 31, 2015
Foreign Exchange Contracts	Location	Gain (loss)
Contracts designated as hedging instruments	Other comprehensive income (loss)	$197
Contracts not designated as hedging instruments	Other income (expense), net	$(250)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(290)
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$(128)

Note 4 – Inventories

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

The following table summarizes the effect of this accounting change on the Company’s consolidated statements of operations for the quarter ended March 31, 2015:

	Quarter Ended March 31, 2015
(Dollars in thousands, except per share amounts)	As Originally Reported Under LIFO	As Adjusted under FIFO	Effect of Change
Cost of sales	$102,696	$102,626	$(70)
Net income	$13,627	$13,643	$16
Basic earnings per share	$0.74	$0.74	$—
Diluted earnings per share	$0.72	$0.72	$—
There was no impact on cash provided by operating activities as a result of the above changes.
Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Raw materials	$34,453	$35,499
Work-in-process	23,762	22,804
Finished goods	32,285	33,521
Total Inventories	$90,500	$91,824

Note 5 – Acquisition
On January 22, 2015, we completed the acquisition of Arlon LLC and its subsidiaries (collectively, Arlon), pursuant to the terms of the Stock Purchase Agreement, dated December 18, 2014, by and among the Company, Handy & Harman Group, Ltd. and its subsidiary Bairnco Corporation, as amended (the Purchase Agreement).
Pursuant to the terms of the Purchase Agreement, we acquired Arlon and assumed certain liabilities related to the acquisition for an aggregate purchase price of approximately $157.0 million.
We used borrowings of $125.0 million under our bank credit facility in addition to cash on hand to fund the acquisition.
The results of Arlon have been included in our consolidated financial statements only for the periods subsequent to the completion of our acquisition on January 22, 2015.

Note 6 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component during the quarters ended March 31, 2016 and 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income (loss) before reclassifications	(27,980)	—	$124	(27,856)
Amounts reclassified from accumulated other comprehensive loss (3)	—	268	$94	362
Net current-period other comprehensive income (loss)	(27,980)	268	$218	(27,494)
Ending Balance March 31, 2015	$(42,173)	$(50,540)	$125	$(92,588)

Beginning Balance December 31, 2015	$(41,365)	$(47,082)	$(11)	$(88,458)
Other comprehensive income (loss) before reclassifications	10,926	—	4	10,930
Amounts reclassified from accumulated other comprehensive loss (4)	—	35	2	37
Net current-period other comprehensive income (loss)	10,926	35	6	10,967
Ending Balance March 31, 2016	$(30,439)	$(47,047)	$(5)	$(77,491)
(1) Net of taxes of $11,807 and $11,952 as of March 31, 2015 and December 31, 2014, respectively. Net of taxes of $9,860 and $9,879 as of March 31, 2016, December 31, 2015, respectively.

(2) Net of taxes of $3 and $5 as of March 31, 2016 and December 31, 2015, respectively. Net of taxes of $50 and $50 as of March 31, 2015 and December 31, 2014, respectively.

(3) Net of taxes of $144 and $51 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.

(4) Net of taxes of $19 and $1 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income	$14,928	$13,643
Denominator:
Weighted-average shares outstanding - basic	17,966	18,476
Effect of dilutive shares	248	474
Weighted-average shares outstanding - diluted	18,214	18,950
Basic earnings per share	$0.83	$0.74
Diluted earnings per share	$0.82	$0.72

Certain potential options to purchase shares were excluded from the calculation of diluted weighted-average shares outstanding because the exercise price was greater than the average market price of our capital stock during the year. For the quarter ended March 31, 2016, 51,275 shares were excluded. For the quarter ended March 31, 2015, no shares were excluded.

Note 8 – Stock-Based Compensation
Equity Compensation Awards
Stock Options
Stock options have been granted under various equity compensation plans. The maximum contractual term for all options is normally ten years. We have not granted any stock options since the first quarter of 2012.
In most cases, we recognize expense using the straight-line method for stock option grants. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on historical analysis, an annual forfeiture rate of approximately 3%.
During the quarter ended March 31, 2016, which was the final quarter in which we recognized stock option expense related to previously issued stock option grants, we recognized a de minimis amount of stock option compensation expense. During the quarter ended March 31, 2015, we recognized approximately $0.1 million of stock option compensation expense.
A summary of the activity under our stock option plans as of March 31, 2016 and changes during the quarter then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	212,038	$40.47	3.2	$2,557,193
Options exercised	(13,672)	$41.25
Options forfeited	—	$—
Options outstanding at March 31, 2016	198,366	$40.31	3.3	$3,934,582
Options exercisable at March 31, 2016	198,366	$40.31	3.3	$3,934,582
Options vested at March 31, 2016	198,366	$40.31	3.3	$3,934,582
During the quarter ended March 31, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) and the total cash received from the exercise of these options was $0.6 million.
Performance-Based Restricted Stock
As of March 31, 2016, we have awards from 2014, 2015 and 2016 outstanding. These awards cliff vest at the end of the three year measurement period. For the 2015 and 2016 grants, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the vesting period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period.

The outstanding awards from 2016 have one measurement criterion on which the final payout of each award is based - the three year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. TSR is considered a market condition. As such, the fair value of all awards was determined on the date of grant using a Monte Carlo simulation valuation model with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest with no changes for the final projected payout of the award until payment is made.
The amount of performance-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We currently expect, based on historical analysis, an annual forfeiture rate of approximately 12%. This assumption is reviewed periodically and the rate is be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Below were the assumptions used in the Monte Carlo calculation:

	March 31, 2016	March 31, 2015
Expected volatility	29.6%	28.2%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.93%	0.96%
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

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	107,229
Awards granted	81,220
Stock issued	(25,397)
Awards forfeited	(5,431)
Non-vested awards outstanding at March 31, 2016	157,621
During the quarters ended March 31, 2016 and 2015, we recognized compensation expense for performance-based restricted stock awards of approximately $0.7 million and $0.3 million, respectively.
Time-Based Restricted Stock
As of March 31, 2016, we have grants from 2013, 2014, 2015 and 2016 outstanding. The grants typically vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The amount of time-based restricted stock compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We currently expect, based on historical analysis, an annual forfeiture rate of approximately 12%. This assumption is reviewed periodically and the rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	208,318
Awards granted	116,610
Stock issued	(46,429)
Awards forfeited	(11,309)
Non-vested awards outstanding at March 31, 2016	267,190
During the quarters ended March 31, 2016 and 2015, we recognized compensation expense for time-based restricted stock awards of approximately $1.2 million and $1.1 million, respectively.

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

Deferred Stock Units
Awards outstanding at December 31, 2015	23,950
Awards granted	—
Stock issued	(1,650)
Awards outstanding at March 31, 2016	22,300
There was no expense associated with the deferred stock units in the first quarter of 2016 or 2015.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan in each of the quarters ended March 31, 2016 and 2015.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost (income) for the periods indicated were:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	Quarter Ended		Quarter Ended
Change in benefit obligation:	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Service cost	$—	$—	$37	$150
Interest cost	1,893	1,839	19	75
Expected return on plan assets	(2,706)	(2,771)	—	—
Amortization of prior service cost	—	—	(373)	—
Amortization of net loss (gain)	447	413	(19)	—
Net periodic benefit (income) cost	$(366)	$(519)	$(336)	$225
Employer Contributions
In the first quarters of 2016 and 2015, we did not make any voluntary contributions to our qualified defined benefit pension plans.
As of December 31, 2015 we had not met the minimum funding requirement for all of our defined benefit pension plans and were therefore required to make a contribution to one of the plans of $0.1 million during the quarter ended March 31, 2016. We did not make any contributions during the quarter ended March 31, 2015. We estimate that we will be required to make contributions of $0.3 million in 2016.

As there is no funding requirement for the non-qualified defined benefit pension plans nor the Retiree Health and Life Insurance benefit plans, benefit payments made during the year are funded directly by the Company.

Note 10 – Segment Information
Our reporting structure is comprised of the following operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS), Power Electronics Solutions (PES) and the Other segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally.
We completed the acquisition of Arlon on January 22, 2015. As part of the integration process, Arlon operations related to circuit materials and silicones were included in our ACS and EMS segments, respectively. The Other segment included the Arlon business that manufactured specialty polyimide, epoxy-based laminates and bonding materials, which we subsequently sold in December, 2015.
The following table sets forth the information about our segments for the periods indicated, inter-segment sales have been eliminated from the net sales data:

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net sales
Advanced Connectivity Solutions	$73,376	$71,287
Elastomeric Material Solutions	46,317	44,556
Power Electronics Solutions	35,251	38,529
Other	5,622	10,679
Net sales	$160,566	$165,051

Operating income
Advanced Connectivity Solutions	$15,900	$12,868
Elastomeric Material Solutions	5,305	3,033
Power Electronics Solutions	1,296	2,391
Other	1,598	1,878
Operating income	24,099	20,170

Equity income in unconsolidated joint ventures	613	919
Other income (expense), net	(546)	(129)
Interest expense, net	(1,121)	(1,006)
Income before income tax expense	$23,045	$19,954

Note 11 – Joint Ventures
As of March 31, 2016, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $0.6 million and $0.9 million for the quarters ended March 31, 2016 and 2015, respectively. These amounts are included in the condensed consolidated statements of operations.

The summarized financial information for the joint ventures for the periods indicated was as follows:

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net sales	$9,237	$10,978
Gross profit	$3,099	$3,445
Net income	$1,226	$1,839
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $1.7 million and $1.8 million as of March 31, 2016 and December 31, 2015, respectively. We had payables of $1.2 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively.

Note 12 – Debt
On June 18, 2015, we entered into a secured five year credit agreement (the Amended Credit Agreement). The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on July 13, 2011 and increased our borrowing capacity from $265.0 million to $350.0 million, with an additional $50.0 million accordion.
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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted 1-month LIBOR plus 100 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. We incurred interest expense on our outstanding debt of $0.9 million and $0.8 million for the quarters ended March 31, 2016 and March 31, 2015, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.30% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement. We incurred an unused commitment fee of $0.1 million and a deminimis amount for the quarter ended March 31, 2016 and March 31, 2015, respectively.
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio (ICR) of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of the Company's fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis. As of March 31, 2016, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.42 to 1.00 on the leverage ratio and 24.41 to 1.00 on the ICR.
The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under the term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020.
As of March 31, 2016, the remaining aggregate mandatory principal payments were as follows:

2016	$2.8	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million

All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the “Guarantors”). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors that grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Company and the Guarantors.
In addition, as of March 31, 2016 and December 31, 2015 we had a $1.2 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of March 31, 2016 or December 31, 2015.
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
At March 31, 2016, we have $2.0 million of remaining deferred debt issuance costs. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020. We incurred amortization expense of $0.1 million in each of the first quarters of 2016 and 2015 related to these deferred costs.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first quarter of 2016 and 2015, we made principal payments of $0.7 million and $5.0 million, respectively, on the outstanding debt. We are obligated to pay $3.8 million on this debt obligation in the next 12 months under the term loan.
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of March 31, 2016, the remaining notional amount of the interest rate swap covers $8.1 million of our term loan debt. At March 31, 2016, our outstanding debt balance is comprised of a term loan of $52.9 million and $125.0 million borrowed on the revolving line of credit. At March 31, 2016, the rate charged on this debt is the 1 month LIBOR at 0.5000% plus a spread of 1.500%.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik Electronics GmbH ("Curamik") for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of March 31, 2016 is $6.0 million. Depreciation expense related to the capital lease was $0.1 million in each of the quarters ended March 31, 2016 and 2015. Accumulated depreciation at March 31, 2016 and December 31, 2015 was $2.0 million and $1.9 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.1 million for each of the quarters ended March 31, 2016 and March 31, 2015. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.
Restriction on Payment of Dividends
Our Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.00 to 1.00. If our leverage ratio exceeds 2.00 to 1.00, we may nonetheless make up to $10.0 million in restricted payments, including dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments.

Note 13 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending March 31, 2016, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2015	$51,931	$56,269	$65,029	$2,224	$175,453
Foreign currency translation adjustment	—	420	3,003	—	3,423
March 31, 2016	$51,931	$56,689	$68,032	$2,224	$178,876

Intangible Assets

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,562	$819	$1,743	$2,543	$718	$1,825
Technology	48,930	21,687	27,243	47,724	19,681	28,043
Covenant-not-to-compete	970	970	—	943	943	—
Customer relationships	50,687	10,587	40,100	49,948	9,100	40,848
Total definite lived intangible assets	103,149	34,063	69,086	101,158	30,442	70,716
Indefinite lived intangible assets	4,501	—	4,501	4,303	—	4,303
Total intangible assets	$107,650	$34,063	$73,587	$105,461	$30,442	$75,019
Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the quarters ended March 31, 2016 and 2015 was approximately $2.6 million and $2.4 million, respectively. The estimated annual future amortization expense is $7.8 million, $10.0 million, $9.5 million, $9.0 million and $5.5 million for the remainder of 2016, 2017, 2018, 2019 and 2020, respectively.
The definite-lived intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average amortization period as of March 31, 2016, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period (Years)
Trademarks and patents	3.6
Technology	4.4
Customer relationships	5.8
Total definite lived intangible assets	5.1
The indefinite-lived trademark intangible assets were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or if changes in circumstances indicate that the carrying values may not be recoverable.

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:

Voluntary Corrective Action Program

The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015 and recorded an accrual of $3.2 million was recorded as of December 31, 2015 for remediation costs expected to be incurred. As of March 31, 2016, the remaining accrual for future remediation efforts that will be required was $3.1 million.

Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2016, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue on for the indefinite future. No time frame for completion can be estimated at the present time.
PCB Contamination
We have been working with CT DEEP and the United States Environmental Protection Agency (EPA), Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut. The issue was originally discovered in the soil at the facility in the late 1990s, which has been remediated. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
PCB contamination at this facility was also found in the buildings and courtyards original to the site, in addition to surrounding areas, including an on-site pond. We have completed remediation activities for the buildings and courtyards. We currently have a reserve of $0.2 million for the pond remediation recorded in our condensed consolidated statements of financial position. We believe this reserve will be adequate to cover the remaining remediation work related to the pond contamination based on the information known at this time. However, if additional contamination is found, the cost of the remaining remediation may increase.
Asbestos Litigation

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

The following table presents information about our recent asbestos claims activity:

For the Quarter Ended March 31, 2016
Claims outstanding at beginning of quarter	488
New claims filed	94
Pending claims concluded*	(47)
Claims outstanding at end of quarter	535

* For the quarter ended March 31, 2016, 44 claims were dismissed and 3 claims were settled. Settlements totaled approximately $0.5 million for the quarter ended March 31, 2016.
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

We review our asbestos-related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts. Currently, these analyses project liabilities and related insurance receivables over a 10-year period. It is probable we will incur additional costs for asbestos-related claims following this 10-year period, but we do not believe that any related contingencies are reasonably estimable beyond such period based on, among other things, the significant proportion of future claims included in the analysis and the lag time between the date a claim is filed and its resolution. Accordingly, no liability (or related asset) has yet been recorded for claims that may be asserted subsequent to 2025.

As of March 31, 2016, the asbestos-related claims and insurance receivables for the 10-year projection period were $56.6 million and $53.4 million, respectively. There were no changes to these projections from December 31, 2015.

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

General Litigation

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

Note 15 – Share Repurchase

On August 6, 2015, we initiated a share repurchase program (the "Program") of up to $100.0 million of the Company's capital stock. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2016, $58.0 million remained to repurchase under the Program.

We repurchased the following shares of common stock during the quarter ended March 31, 2016:

(Dollars in thousands)	Quarter Ended March 31, 2016
Shares of capital stock repurchased	37,967
Value of capital stock repurchased	$1,997

All repurchases were made using cash from operations and cash on hand. Refer to Part II, Item 2 for further detail of the Program.

Note 16 – Income Taxes
Our effective income tax rate was 35.2% and 31.6% in the first quarter of 2016 and 2015, respectively. The increase from the first quarter of 2015 is primarily due to a change in the mix of earnings attributable to higher-taxing jurisdictions. The first quarter of 2015 also included a benefit from the release of valuation allowance on certain state tax attributes.
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of March 31, 2016, we have approximately $1.5 million of accrued interest related to uncertain tax positions included in the $13.2 million of unrecognized tax benefits, $13.1 million of which, if recognized, would impact the effective tax rate. It is possible that up to $9.1 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or expiration of the statute of limitations.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2012 through 2015 are subject to examination by these various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for years before 2012.
As of December 31, 2015, deferred tax assets and liabilities are presented as current and non-current. As of March 31, 2016, the Company has classified all deferred taxes as non-current based on an early adoption of Accounting Standards Update 2015-17. See Note 17 below for further information. For both periods, deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the Consolidated Statement of Financial Position.

Note 17 – Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs no longer be classified as an asset, but rather as an offset to the outstanding debt. The amortization of these costs continues to be recorded as an interest expense. We adopted this standard in the first quarter of 2016. The new standard is required to be applied retrospectively. The application of this guidance resulted in reclassifications of debt issuance costs of $0.5 million from current assets to the current portion of long-term debt as of March 31, 2016 and December 31, 2015. The application of this guidance resulted in reclassifications of debt issuance costs from long term assets to long-term debt of $1.5 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be classified as noncurrent. ASU 2015-17 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. We have elected to prospectively adopt ASU 2015-17 as of March 31, 2016. The adoption of this guidance did not have any impact on the Company's condensed consolidated statements of operations or cashflows. The adoption of this guidance resulted in a reclassification of $9.6 million from current deferred tax assets to long term deferred tax assets in our condensed consolidated statement of financial position as of March 31, 2016. See Note 16. "Income Taxes" for further information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e.lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-2 supersedes the existing guidance on accounting for leases in “Leases (Topic 840).” The provisions of ASU 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In March, 2016, the FASB issued ASU No 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this standard is permitted. The amendments requiring recognition in the income statement of excess tax benefits and tax deficiencies resulting from settlements arising after the date of adoption of the new standard should be applied prospectively. Changes relating to classification of excess tax benefits and tax deficiencies in the statement of cash flows may be applied either prospectively or retrospectively. All other amendments are to be applied retrospectively. We have not elected early adoption of this standard. We are currently evaluating the impact this new standard will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used herein, the “Company,” “Rogers,” “we,” “us,” “our” and similar terms include Rogers Corporation and its subsidiaries, unless the context indicates otherwise.
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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

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

•	our ability to attract and retain management and skilled technical personnel;

•	our ability to protect our proprietary technology from infringement by third parties and/or allegations that our technology infringes third party rights;

•	changes in effective tax rates or tax laws and regulations in the jurisdictions in which we operate;

•	financial and restrictive covenants in our credit agreement, which could limit our operational and financial flexibility;

•	the outcome of ongoing and future litigation, including our asbestos-related product liability litigation;

•	changes in environmental laws and regulations applicable to our business;

•	disruptions in, or breaches of, our information technology systems;

•	asset impairment and restructuring charges; and

•	changes in accounting standards promulgated by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC)

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
The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-Q.

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
Executive Summary

Company Background and Strategy

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

2016 First Quarter Executive Summary

In the first quarter of 2016 as compared to the first quarter of 2015, our revenue declined 2.7% to $160.6 million, gross margin decreased 10 bps to 37.7%, and operating income increased 19.5% to $24.1 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our revenue decline in the first quarter of 2016 was principally attributable to lower volume and negative currency impact. The decline resulted from 2.2% lower volume and a 2.4% negative currency impact. Net sales were favorably affected by 1.9% due to the impact of a full quarter of sales revenue from the Arlon acquisition, which occurred in January 2015, net of the divestiture of the non-core product line which occurred in December 2015.

•
We had strong operating performance, achieving 15.0% operating margin for the first quarter of 2016. We achieved operating income of $24.1 million in the first quarter of 2016, a 19.5% increase over the $20.2 million in the first quarter of 2015, which included approximately $4.4 million of acquisition costs and $1.6 million of inventory step up amortization. Gross margin was 37.7% in the first quarter of 2016 as compared to 37.8% in the first quarter of 2015.

•
We are an innovation company, and in the first quarter of 2016 we spent approximately 4.1% of our revenues on research and development. Research and development (R&D) expenses were $6.5 million in the first quarter of 2016, an increase of 7.2%, from $6.1 million in 2015. The increased spending was due to increased investments, as evidenced by the Rogers Innovation Centers in Massachusetts and in Asia, which are targeted at developing new platforms and technologies. Since 2013, we have made concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs.

Results of Operations

The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended
	March 31, 2016	March 31, 2015
Net sales	100.0%	100.0%
Gross margin	37.7%	37.8%

Selling, general and administrative expenses	18.6%	21.9%
Research and development expenses	4.1%	3.7%
Operating income	15.0%	12.2%

Equity income in unconsolidated joint ventures	0.4%	0.6%
Other income (expense), net	(0.3)%	(0.1)%
Interest expense, net	(0.7)%	(0.6)%
Income before income tax expense	14.4%	12.1%

Income tax expense	5.1%	3.8%

Net income	9.3%	8.3%

Net Sales

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Net Sales	$160,566	$165,051	(2.7)%
Gross Margin	37.7%	37.8%
Net sales decreased by 2.7% in the first quarter of 2016 from the first quarter of 2015, due principally to lower volume of 2.2%, and a negative currency impact of 2.4%. Net sales were favorably affected by 1.9% due to the impact of a full quarter of sales revenue from the Arlon acquisition, which occurred in January 2015, net of the divestiture of the non-core product line which occurred in December 2015. The ACS operating segment net sales increased 2.9%, the EMS operating segment net sales increased 4.0% and the PES operating segment net sales declined 8.5%.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales declined 10 basis points to 37.7% in the first quarter of 2016 compared to 37.8% in the first quarter of 2015. Gross margin in the first quarter of 2016 was negatively impacted by lower revenue and unfavorable overhead absorption, offset by the favorable impact in the year-over-year comparison of $1.7 million of purchasing accounting expenses in the first quarter of 2015, including a $1.6 million non-recurring fair value adjustment for inventory.

Selling, General and Administrative Expenses

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Selling, general and administrative expenses	$29,860	$36,147	(17.4)%
Percentage of sales	18.6%	21.9%
Selling, general and administrative expenses decreased 17.4% in the first quarter of 2016 from the first quarter of 2015, due principally to $4.4 million of acquisition related integration costs that occurred in the first quarter of 2015, combined with lower benefit costs of $0.8 million in the first quarter of 2016 and overall lower discretionary spending.

Research and Development Expenses

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Research and development expenses	$6,549	$6,108	7.2%
Percentage of sales	4.1%	3.7%
Research and development (R&D) expenses increased 7.2% in the first quarter of 2016 from the first quarter of 2015, due principally to continued investments that are targeted at developing new platforms and technologies focused on long-term growth initiatives at our innovation centers in the U.S. and Asia.
Equity Income in Unconsolidated Joint Ventures

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Equity income in unconsolidated joint ventures	$613	$919	(33.3)%
Equity income in unconsolidated joint ventures declined 33.3% in the first quarter of 2016 from the first quarter of 2015. The decreases were due to lower demand, primarily in the portable electronics market, and unfavorable foreign currency exchange rate shifts.

Interest Expense, Net

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Interest expense, net	$(1,121)	$(1,006)	11.4%
Interest expense, net, increased by 11.4% in the first quarter of 2016 from the first quarter of 2015 due to the increased long term debt associated with the Arlon acquisition, which was incurred in January 2015.
Other Income (Expense), Net

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Other income (expense), net	$(546)	$(129)	323.3%
Quarter over quarter, the increase in expense was principally attributable to unfavorable foreign currency transaction costs of $0.3 million and additional loss related to the sale of the Arlon polyimide and thermoset laminate business of $0.2 million.
Income Taxes

	Quarter Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015	Percent Change
Income tax expense	$8,117	$6,311	28.6%
Effective tax rate	35.2%	31.6%
Our effective income tax rate increased in the first quarter of 2016 from the first quarter of 2015, principally due to a change in the mix of earnings attributable to higher-taxing jurisdictions. The first quarter of 2015 also included a benefit from the release of valuation allowance on certain state tax attributes.

Segment Sales and Operations
Advanced Connectivity Solutions

	Quarter Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Net sales	$73.4	$71.3
Operating income	$15.9	$12.9
The Advanced Connectivity Solutions (ACS) operating segment is comprised of products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.

Q1 2016 versus Q1 2015
Net sales in this segment increased by 2.9% in the first quarter of 2016 compared to the first quarter of 2015. Sales declined due to currency fluctuations by 1.2%; however, benefited from the impact of a full quarter of sales from the acquisition of Arlon by 7.2% as compared to the same period in the prior year. The increase in net sales over the first quarter of 2015, including the acquisition, was favorably impacted by growth in automotive radar applications for Advanced Drive Assistance Systems (25.6%) and Other applications (32.1%). This growth was offset by lower demand in the wireless telecom applications (-10.7%).
Operating income increased by 23.6% in the first quarter of 2016 from the first quarter of 2015. As a percentage of net sales, operating income in the first quarter of 2016 was 21.7%, a 360 basis point increase as compared to the 18.1% reported in the first quarter of 2015. Although ACS had higher net sales and was favorably impacted by cost controls, this was offset by unfavorable absorption from lower production volumes compared to the first quarter of 2015. Additionally, the first quarter of 2015 included $2.2 million and $1.0 million of integration costs and inventory step up amortization, respectively, related to the Arlon acquisition.
Elastomeric Material Solutions

	Quarter Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Net sales	$46.3	$44.6
Operating income	$5.3	$3.0
The Elastomeric Material Solutions (EMS) operating segment is comprised of our polyurethane and silicone products, which are sold into a wide variety of markets for various applications such as general industrial, portable electronics, consumer and transportation markets for gasketing, sealing, impact protection and cushioning applications.
Q1 2016 versus Q1 2015
Net sales in this segment increased by 4.0% in the first quarter of 2016 compared to the first quarter of 2015. Sales decreased due to currency fluctuations by 2.2%; however, benefited from the impact of a full quarter of sales from the acquisition of Arlon by 5.2% as compared to the same period in the prior year. The increase in net sales, including the acquisition, was driven by a strong demand in general industrial (10.7%) and automotive (10.6%) applications. Offsetting these increases, this business experienced a decline in net sales in consumer applications (-6.6%).
Operating income increased by 74.9% in the first quarter of 2016 from the first quarter of 2015. As a percentage of net sales, first quarter of 2016 operating income was 11.5%, a 470 basis point increase as compared to the 6.8% reported in the first quarter of 2015. Operating income increased due to higher net sales, partially offset by unfavorable absorption. Additionally, the first quarter of 2015 included $1.5 million and $0.5 million of integration costs and inventory step up amortization related to the Arlon acquisition.

Power Electronics Solutions

	Quarter Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Net sales	$35.3	$38.5
Operating income	$1.3	$2.4
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
Q1 2016 versus Q1 2015
Net sales in this segment decreased by 8.5% in the first quarter of 2016 from the first quarter of 2015, due principally to negative currency impact of 4.8%. Net sales was favorably impacted by increased demand in certain renewable energy (9.4%) and vehicle electrification applications (14.3%) however this was more than offset by lower demand in mass transit (-43.4%) and hybrid electric vehicle applications (-8.4%) due to customer inventory corrections.

Operating income for the quarter decreased by 45.8% in the first quarter of 2016 from the first quarter of 2015. As a percentage of net sales, first quarter of 2016 operating income was 3.7%, a 250 basis point decline as compared to the 6.2% reported in the first quarter of 2015. This decrease was due to lower net sales along with unfavorable absorption.

Other

	Quarter Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Net sales	$5.6	$10.7
Operating income	$1.6	$1.9
Our Other segment consists of our elastomer rollers and floats business, as well as our inverter distribution business. Additionally, this segment included the acquired Arlon polyimide and thermoset laminate business from January 2015 until it was sold in December 2015.
Q1 2016 versus Q1 2015
Net sales decreased by 47.4% in the first quarter of 2016 from the first quarter of 2015, due principally to the impact of the sale of the Arlon polyimide and thermoset laminate business in December 2015 and a negative currency impact of 2.8%.
Operating income declined 15.8% in the first quarter of 2016 compared to the first quarter of 2015. As a percentage of net sales, operating income increased to 28.4% in the first quarter of 2016 from 17.6% in the first quarter of 2015, due principally to the sale of the lower margin Arlon polyimide and thermoset laminate business. Additionally, the first quarter of 2015 included $0.6 million of integration costs related to the Arlon acquisition.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. We believe that our existing sources of liquidity and cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, capital expenditures, research and development efforts, and debt service commitments for our future needs. We continue to have access to the remaining portion of the line of credit available under our Amended Credit Agreement, should any issue or strategic opportunities arise. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Key Balance Sheet Accounts:
Cash and cash equivalents	$229,203	$204,586
Accounts receivable, net	$107,866	$101,428
Inventory	$90,500	$91,824
Outstanding borrowing on credit facilities (short term and long term)	$177,938	$178,626

	Quarter Ended
	March 31, 2016	March 31, 2015
Key Cash Flow Measures:
Cash provided by operating activities	$26,187	$12,909
Cash used in investing activities	$(4,813)	$(164,264)
Cash (used in) provided by financing activities	$(2,938)	$123,312
At the end of the first quarter of 2016, cash and cash equivalents were $229.2 million as compared to $204.6 million at the end of 2015, an increase of $24.6 million, or 12.0%. This increase was due primarily to strong cash generated from operations and the receipt of $0.6 million related to stock option exercises. The cash generated from operations was partially offset by $4.8 million in capital expenditures, $2.0 million in share repurchases and $0.7 million in required debt payments.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
U.S.	$49,343	$37,263
Europe	73,069	66,295
Asia	106,791	101,028
Total cash and cash equivalents	$229,203	$204,586
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to the U.S. from foreign countries that have a lower tax rate than in the U.S.  Our current policy is that the historical earnings and cash in these locations will be permanently reinvested in those foreign locations.

Significant changes in our balance sheet accounts from December 31, 2015 to March 31, 2016 were as follows:

◦
Accrued income taxes payable increased by 133.9% to $8.4 million in the first quarter of 2016 from $3.6 million at December 31, 2015. This overall increase was attributable to higher income recorded in the first quarter of 2016 compared with the fourth quarter of 2015, as well as increased withholding taxes on accrued royalties.

◦
Accounts receivable increased by 6.3% to $107.9 million from $101.4 million. The increase from year end was due to higher net sales in the first quarter of 2016, in comparison with the fourth quarter of 2015.

◦	Goodwill increased by 2.0% to $178.9 million in the first quarter of 2016 from $175.5 million in the fourth quarter of 2015. The change was due to the effect of foreign exchange rate increases.
Share Repurchases
During the three months ended March 31, 2016, we repurchased 37,967 shares of our capital stock for $2.0 million under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective on August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2016, $58.0 million remained to repurchase under our share repurchase program. All purchases were made using cash from operations and cash on hand.
Credit Facilities
On June 18, 2015, we entered into a secured five year credit agreement (the Amended Credit Agreement). The Amended Credit Agreement amends and restates the credit agreement signed between the Company and the same banks on July 13, 2011 and increased our borrowing capacity from $265.0 million to $350.0 million, with an additional $50.0 million accordion.
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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted 1-month LIBOR plus 100 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. We incurred interest expense on our outstanding debt of $0.9 million and $0.8 million for the quarters ended March 31, 2016 and March 31, 2015, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.30% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement. We incurred an unused commitment fee of $0.1 million and a deminimis amount for the quarter ended March 31, 2016 and March 31, 2015, respectively.
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio (ICR) of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of the Company's fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Borrower and its subsidiaries on a consolidated basis. As of March 31, 2016, we were in compliance with all of the financial covenants in the Amended Credit Agreement, as we achieved actual ratios of approximately 1.42 to 1.00 on the leverage ratio and 24.41 to 1.00 on the ICR.

The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under the term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020.
As of March 31, 2016, the remaining aggregate mandatory principal payments were as follows:

2016	$2.8	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million

All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the “Guarantors”). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors that grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Company and the Guarantors.
In addition, as of March 31, 2016 and December 31, 2015 we had a $1.2 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of March 31, 2016 or December 31, 2015.
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
At March 31, 2016, we have $2.0 million of remaining deferred debt issuance costs. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020. We incurred amortization expense of $0.1 million in each of the first quarters of 2016 and 2015 related to these deferred costs.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first quarter of 2016 and 2015, we made principal payments of $0.7 million and $5.0 million, respectively, on the outstanding debt. We are obligated to pay $3.8 million on this debt obligation in the next 12 months under the term loan.
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. As of March 31, 2016, the remaining notional amount of the interest rate swap covers $8.1 million of our term loan debt. At March 31, 2016, our outstanding debt balance is comprised of a term loan of $52.9 million and $125.0 million borrowed on the revolving line of credit. At March 31, 2016, the rate charged on this debt is the 1 month LIBOR at 0.5000% plus a spread of 1.500%.
Capital Lease
During the first quarter of 2011, we recorded a capital lease obligation related to the acquisition of Curamik Electronics GmbH ("Curamik") for its primary manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of March 31, 2016 is $6.0 million. Depreciation expense related to the capital lease was $0.1 million in each of the quarters ended March 31, 2016 and 2015. Accumulated depreciation at March 31, 2016 and December 31, 2015 was $2.0 million and $1.9 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.1 million for each of the quarters ended March 31, 2016 and March 31, 2015. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.
Restriction on Payment of Dividends
Our Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.00 to 1.00. If our leverage ratio exceeds 2.00 to 1.00, we may nonetheless make up to $10.0 million in restricted payments, including dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments.

Contingencies
During the first quarter of 2016, we did not become aware of any material new developments related to environmental matters or other contingencies. We did not incur any material costs or capital expenditures related to environmental matters.  Refer to Note 14 - “Commitments and Contingencies,” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and contingency matters.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in our critical accounting policies during the first quarter of 2016.
Recent Accounting Pronouncements
See Note 17, Recent Accounting Pronouncements of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the first quarter of 2016. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our 2015 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2016. The Company's disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II - Other Information

Item 1.	Legal Proceedings
See a discussion of environmental, asbestos and other litigation matters in Note 14 - “Commitments and Contingencies,” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and (b) are not applicable
(c) Stock Repurchases

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
February 1, 2016 to February 29, 2016	25,667	$51.77	25,667	$58,679
March 1, 2016 to March 31, 2016	12,300	$54.37	12,300	$58,010

During the quarter ended March 31, 2016, we repurchased 37,967 shares of our capital stock for $2.0 million under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. The program has no expiration date. As of March 31, 2016, $58.0 million remained to repurchase under the share repurchase program. All repurchases were made using cash from operations and cash on hand. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

List of Exhibits:

3.1	Amended and Restated Bylaws of Rogers Corporation, effective February 11, 2016, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2016.

10.1	Form of Performance-Based Restricted Stock Award Agreement under the Rogers Corporation 2009 Long-Term Equity Compensation Plan, filed herewith.*

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Shareholders' Equity at March 31, 2016 and December 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Janice E. Stipp	/s/ John J. Krawczynski
Janice E. Stipp	John J. Krawczynski
Vice President, Finance, Chief Financial Officer and Corporate Treasurer	Chief Accounting Officer and Corporate Controller Principal Accounting Officer
Principal Financial Officer
Dated: May 3, 2016