Form 10-Q
period 2016-06-30
ROGERS CORP
filed 2016-08-09
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of July 20, 2016 was 18,041,151.

ROGERS CORPORATION
FORM 10-Q

June 30, 2016

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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$157,489	$163,098	$318,056	$328,149
Cost of sales	97,290	102,437	197,349	205,063
Gross margin	60,199	60,661	120,707	123,086

Selling, general and administrative expenses	34,369	33,026	64,229	69,173
Research and development expenses	7,074	7,053	13,622	13,161
Operating income	18,756	20,582	42,856	40,752

Equity income in unconsolidated joint ventures	708	392	1,321	1,311
Other income (expense), net	191	(517)	(356)	(646)
Interest expense, net	(1,115)	(1,304)	(2,236)	(2,310)
Income before income tax expense	18,540	19,153	41,585	39,107

Income tax expense	13,163	5,599	21,280	11,910
Net income	$5,377	$13,554	$20,305	$27,197

Basic earnings per share	$0.30	$0.73	$1.13	$1.47
Diluted earnings per share	$0.29	$0.71	$1.11	$1.43

Shares used in computing:
Basic earnings per share	18,007	18,627	17,986	18,551
Diluted earnings per share	18,253	19,056	18,234	19,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$5,377	$13,554	$20,305	$27,197

Foreign currency translation adjustment	(5,729)	8,731	5,197	(19,250)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	—	(160)	—	(160)
Unrealized gain (loss) reclassified into earnings (Note 6)	5	(124)	11	94
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6):
Amortization of loss	36	262	71	531
Other comprehensive income (loss)	(5,688)	8,709	5,279	(18,785)

Comprehensive income (loss)	$(311)	$22,263	$25,584	$8,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$247,397	$204,586
Accounts receivable, less allowance for doubtful accounts of $771 and $695	109,310	101,428
Inventories	88,257	91,824
Prepaid income taxes	4,171	5,058
Deferred income taxes	—	9,565
Asbestos-related insurance receivables	8,245	8,245
Other current assets	10,718	7,959
Total current assets	468,098	428,665

Property, plant and equipment, net of accumulated depreciation of $251,221 and $237,150	174,808	178,661
Investments in unconsolidated joint ventures	16,653	15,348
Deferred income taxes	14,820	8,594
Goodwill	177,067	175,453
Other intangible assets	70,313	75,019
Asbestos-related insurance receivables	45,114	45,114
Other long-term assets	3,328	3,501
Total assets	$970,201	$930,355

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$26,751	$22,251
Accrued employee benefits and compensation	25,063	23,263
Accrued income taxes payable	5,438	3,599
Current portion of long term debt	3,653	2,966
Asbestos-related liabilities	8,245	8,245
Other accrued liabilities	19,388	18,324
Total current liabilities	88,538	78,648

Long term debt	171,730	173,557
Long term lease obligation	5,510	5,549
Pension and post-retirement benefit obligations	14,808	14,808
Asbestos-related liabilities	48,390	48,390
Non-current income tax	9,849	11,863
Deferred income taxes	14,982	9,455
Other long-term liabilities	3,201	3,503
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 18,027 and 17,957 shares outstanding	18,027	17,957
Additional paid-in capital	114,974	112,017
Retained earnings	563,371	543,066
Accumulated other comprehensive income (loss)	(83,179)	(88,458)
Total shareholders' equity	613,193	584,582
Total liabilities and shareholders' equity	$970,201	$930,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net income	$20,305	$27,197
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	18,312	16,504
Stock-based compensation expense	5,740	5,025
Deferred income taxes	8,825	(332)
Equity in undistributed income of unconsolidated joint ventures	(1,321)	(1,311)
Dividends received from unconsolidated joint ventures	426	780
Pension and postretirement benefits	(1,404)	(589)
Loss (gain) from the sale of property, plant and equipment	15	(1)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(8,693)	2,309
Inventories	616	(10,624)
Pension contribution	(138)	(6,500)
Other current assets	(2,056)	(2,580)
Accounts payable and other accrued expenses	12,585	(10,417)
Other, net	(1,908)	2,952
Net cash provided by operating activities	51,304	22,413

Investing Activities:
Business acquisition, net of cash acquired	—	(155,778)
Capital expenditures	(9,992)	(14,274)
Proceeds from the sale of property, plant and equipment, net	—	1
Net cash used in investing activities	(9,992)	(170,051)

Financing Activities:
Proceeds from long term borrowings	—	125,000
Repayment of debt principal and long term lease obligation	(1,516)	(5,131)
Repurchases of capital stock	(3,997)	—
Proceeds from the exercise of stock options, net	2,058	6,515
Issuance of restricted stock shares	(1,201)	(2,342)
Proceeds from issuance of shares to employee stock purchase plan	427	345
Net cash (used in) provided by financing activities	(4,229)	124,387

Effect of exchange rate fluctuations on cash	5,728	(4,362)

Net increase (decrease) in cash and cash equivalents	42,811	(27,613)
Cash and cash equivalents at beginning of period	204,586	237,375
Cash and cash equivalents at end of period	$247,397	$209,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock/Capital Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2015	$17,957	$112,017	$543,066	$(88,458)	$584,582

Net income	—	—	20,305	—	20,305
Other comprehensive income (loss)	—	—	—	5,279	5,279
Stock options exercised	56	2,002	—	—	2,058
Stock issued to directors	20	(20)	—	—	—
Shares issued for employees stock purchase plan	12	415	—	—	427
Shares issued for restricted stock, net of cancellations for tax withholding	52	(1,253)	—	—	(1,201)
Shares repurchased	(70)	(3,927)	—	—	(3,997)
Stock-based compensation expense	—	5,740	—	—	5,740
Balance at June 30, 2016	$18,027	$114,974	$563,371	$(83,179)	$613,193

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
From time to time we enter into various instruments that require fair value measurement. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, included:

(Dollars in thousands)	Carrying amount as of June 30, 2016	Level 1	Level 2	Level 3
Foreign currency contracts	$908	$—	$908	$—
Copper derivative contracts	$315	$—	$315	$—
Interest rate swap	$—	$—	$—	$—

(Dollars in thousands)	Carrying amount as of December 31, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	$(78)	$—	$(78)	$—
Copper derivative contracts	$193	$—	$193	$—
Interest rate swap	$(18)	$—	$(18)	$—

Note 3 – Hedging Transactions and Derivative Financial Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks being managed through the use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk (primarily related to copper). We do not use derivative financial instruments for trading or speculative purposes. The valuation of derivative contracts used to manage each of these risks is described below:

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of operations during the current period. As of June 30, 2016, we did not have any contracts that are designated and qualify for hedge accounting treatment. We had such contracts outstanding as of June 30, 2015, and for the six months ended June 30, 2015, there was no hedge ineffectiveness.
Foreign Currency
During the quarter ended June 30, 2016, we entered into Hungarian Forint, Chinese Yuan, Euro, Great Britain Pound, Japanese Yen, and Korean Won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global balance sheet exposures. These contracts do not qualify for hedge accounting treatment; therefore mark-to-market adjustments are recorded in the other income (expense), net line item in our condensed consolidated statements of operations for these contracts.
As of June 30, 2016 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
CNY/USD		¥1,189,444
USD/EUR		€43,177,841
USD/KRW	₩	12,239,440,000
JPY/EUR		¥169,000,000
EUR/GBP		£39,000
JPY/USD		¥19,000,000
HUF/EUR		€811,955
Commodity
We currently have twenty-four outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Advanced Connectivity Solutions operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the forecasted 2016 and 2017 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the other income (expense), net line item in our condensed consolidated statements of operations.  The notional values of our copper contracts outstanding as of June 30, 2016 were:

Notional Value of Copper Derivatives
July 2016 - September 2016	127	metric tons per month
October 2016 - December 2016	117	metric tons per month
January 2017 - March 2017	95	metric tons per month
April 2017 - June 2017	61	metric tons per month
July 2017 - September 2017	28	metric tons per month
Interest Rates
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. This swap expired as of June 30, 2016.
Effects on Statements of Operations and of Comprehensive Income (Loss):

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2016		Fair Values of Derivative Instruments as of June 30, 2016
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended	Six Months Ended
Contracts not designated as hedging instruments	Other income (expense), net	$943	$908	$908
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(79)	$(103)	$315
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$—	$—	$—

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2015		Fair Values of Derivative Instruments as of June 30, 2015
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended	Six Months Ended
Contracts designated as hedging instruments	Other comprehensive income (loss)	$(335)	$(100)	$274
Contracts not designated as hedging instruments	Other income (expense), net	$(125)	$(398)	$(39)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(157)	$(449)	$436
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$35	$51	$(93)

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

This change in accounting method was completed in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections, and all periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle.
The following table summarizes the effect of this accounting change on our condensed consolidated statements of operations for the quarter ended June 30, 2015:

	Quarter Ended June 30, 2015
(Dollars in thousands, except per share amounts)	As Originally Reported Under LIFO	As Adjusted under FIFO	Effect of Change
Cost of sales	$102,509	$102,437	$(72)
Net income	$13,540	$13,554	$14
Basic earnings per share	$0.73	$0.73	$—
Diluted earnings per share	$0.71	$0.71	$—
The following table summarizes the effect of this accounting change on our condensed consolidated statements of operations for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
(Dollars in thousands, except per share amounts)	As Originally Reported Under LIFO	As Adjusted under FIFO	Effect of Change
2015
Cost of sales	$205,205	$205,063	$(142)
Net income	$27,167	$27,197	$30
Basic earnings per share	$1.46	$1.47	$—
Diluted earnings per share	$1.43	$1.43	$—
There was no impact on cash provided by operating activities as a result of the above changes.
Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Raw materials	$32,070	$35,499
Work-in-process	22,284	22,804
Finished goods	33,903	33,521
Total Inventories	$88,257	$91,824

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
On December 21, 2015, we sold an Arlon business, which made polyimide and thermoset epoxy laminate products. The operations were previously reported with our Other segment.

Note 6 – Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component at June 30, 2016 and 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income (loss) before reclassifications	(19,250)	—	$(160)	(19,410)
Amounts reclassified from accumulated other comprehensive income (loss) (3)	—	531	$94	625
Net current-period other comprehensive income (loss)	(19,250)	531	$(66)	(18,785)
Ending Balance June 30, 2015	$(33,443)	$(50,277)	$(159)	$(83,879)

Beginning Balance December 31, 2015	$(41,365)	$(47,082)	$(11)	$(88,458)
Other comprehensive income (loss) before reclassifications	5,197	—	—	5,197
Amounts reclassified from accumulated other comprehensive income (loss) (4)	—	71	11	82
Net current-period other comprehensive income (loss)	5,197	71	11	5,279
Ending Balance June 30, 2016	$(36,168)	$(47,011)	$—	$(83,179)
(1) Net of taxes of $9,840 and $9,879 as of June 30, 2016 and December 31, 2015, respectively. Net of taxes of $11,657 and $11,952 as of June 30, 2015 and December 31, 2014, respectively.
(2) Net of taxes of $0 and $5 as of June 30, 2016 and December 31, 2015, respectively. Net of taxes of $33 and $50 as of June 30, 2015 and December 31, 2014, respectively.
(3) Net of taxes of $286 and $50 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.
(4) Net of taxes of $38 and $6 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income	$5,377	$13,554	$20,305	$27,197
Denominator:
Weighted-average shares outstanding - basic	18,007	18,627	17,986	18,551
Effect of dilutive shares	246	429	248	452
Weighted-average shares outstanding - diluted	18,253	19,056	18,234	19,003
Basic earnings per share	$0.30	$0.73	$1.13	$1.47
Diluted earnings per share	$0.29	$0.71	$1.11	$1.43
Certain potential options to purchase shares were excluded from the calculation of diluted weighted-average shares outstanding because the exercise price was greater than the average market price of our capital stock during the year. For the quarter ended June 30, 2016, 13,500 shares were excluded. For the quarter ended June 30, 2015, no shares were excluded.

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
The first quarter of 2016 was the final quarter in which we recognized stock based compensation expense related to previously issued stock option grants, and the amount of such expense was de minimis. For the three and six months ended June 30, 2015, we recognized approximately $0.1 million and $0.1 million of stock option compensation expense, respectively.
A summary of the activity under our stock option plans as of June 30, 2016 and changes during the three and six months then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2016	198,366	$40.31	3.3	$3,934,582
Options exercised	(41,959)	$35.60
Options forfeited	(350)	$44.32
Options outstanding at June 30, 2016	156,057	$41.57	3.1	$3,085,731
Options exercisable at June 30, 2016	156,057	$41.57	3.1	$3,085,731
Options vested at June 30, 2016	156,057	$41.57	3.1	$3,085,731

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2015	212,038	$40.47
Options exercised	(55,631)	$36.99
Options forfeited	(350)	$44.32
Options outstanding at June 30, 2016	156,057	$41.57
During the six months ended June 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.4 million, and the total amount of cash received from the exercise of these options was $2.1 million.
Performance-Based Restricted Stock
As of June 30, 2016, we had performance-based restricted stock awards from 2014, 2015 and 2016 outstanding. These awards cliff vest at the end of a specified three year measurement period. For the 2015 and 2016 grants, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the vesting period. Participants are eligible to be awarded shares ranging from 0% to 200% of the target award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period.

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
Below were the assumptions used in the Monte Carlo calculation:

	June 30, 2016	June 30, 2015
Expected volatility	29.6%	28.2%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.93%	0.96%
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

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	107,229
Awards granted	81,220
Stock issued	(25,397)
Awards forfeited	(8,401)
Non-vested awards outstanding at June 30, 2016	154,651
During the three and six months ended June 30, 2016, we recognized compensation expense for performance-based restricted stock awards of approximately $1.4 million and $2.1 million, respectively. During the three and six months ended June 30, 2015, we recognized compensation expense for performance-based restricted stock awards of approximately $1.2 million and $1.6 million, respectively.
Time-Based Restricted Stock
As of June 30, 2016, we had time-based restricted stock grants from 2013, 2014, 2015 and 2016 outstanding. The grants typically vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
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

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	208,318
Awards granted	117,510
Stock issued	(47,089)
Awards forfeited	(16,247)
Non-vested awards outstanding at June 30, 2016	262,492
During the three and six months ended June 30, 2016, we recognized compensation expense for time-based restricted stock awards of approximately $1.5 million and $2.7 million, respectively. During the three and six months ended June 30, 2015, we recognized compensation expense for time-based restricted stock awards of approximately $1.3 million and $2.4 million, respectively.
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

Deferred Stock Units
Awards outstanding at December 31, 2015	23,950
Awards granted	11,900
Stock issued	(20,000)
Awards outstanding at June 30, 2016	15,850

For both the three and six month periods ended June 30, 2016 and 2015 we recognized compensation expense for deferred stock units of $0.7 million and $0.7 million, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount amount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan in each of the three months ended June 30, 2016 and 2015 and approximately $0.2 million of compensation expense associated with each of the six months ended June 30, 2016 and 2015.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans
Components of Net Periodic (Benefit) Cost
The components of net periodic benefit cost (income) for the periods indicated were:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
Change in benefit obligation:	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$—	$—	$—	$—	$37	$150	$74	$300
Interest cost	1,893	1,838	3,786	3,677	19	75	38	150
Expected return on plan assets	(2,706)	(2,771)	(5,412)	(5,542)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(373)	—	(746)	—
Amortization of net loss (gain)	447	413	894	826	(19)	—	(38)	—
Net periodic (benefit) cost	$(366)	$(520)	$(732)	$(1,039)	$(336)	$225	$(672)	$450
Employer Contributions
In the first three and six months of 2016, we did not make any voluntary contributions to our qualified defined benefit pension plans. In the second quarter of 2015, we made voluntary contributions of $6.5 million to our qualified defined benefit pension plans.
As of December 31, 2015, we had not met the minimum funding requirement for all of our defined benefit pension plans and were therefore required to make a contribution to one of the plans of $0.1 million and $0.2 million during the three and six months ended June 30, 2016. We did not make any contributions during the three and six months ended June 30, 2015. We estimate that we will be required to make contributions of $0.3 million in 2016.
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
We completed the acquisition of Arlon on January 22, 2015. As part of the integration process, Arlon operations related to circuit materials and silicones were included in our ACS and EMS segments, respectively. Arlon operations related to the manufacture of specialty polyimide, epoxy-based laminates and bonding materials were included in our Other segment until we sold those operations in December 2015.
The following table sets forth the information about our segments for the periods indicated, inter-segment sales have been eliminated from the net sales data:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales
Advanced Connectivity Solutions	$67,222	$66,408	$140,598	$137,695
Elastomeric Material Solutions	45,767	47,016	92,084	91,572
Power Electronics Solutions	38,363	38,539	73,614	77,068
Other	6,137	11,135	11,760	21,814
Net sales	$157,489	$163,098	$318,056	$328,149

Operating income
Advanced Connectivity Solutions	$10,829	$12,076	$26,729	$24,944
Elastomeric Material Solutions	5,348	5,548	10,653	8,581
Power Electronics Solutions	477	877	1,773	3,268
Other	2,102	2,081	3,701	3,959
Operating income	18,756	20,582	42,856	40,752

Equity income in unconsolidated joint ventures	708	392	1,321	1,311
Other income (expense), net	191	(517)	(356)	(646)
Interest expense, net	(1,115)	(1,304)	(2,236)	(2,310)
Income before income tax expense	$18,540	$19,153	$41,585	$39,107

Note 11 – Joint Ventures
As of June 30, 2016, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively. We recognized equity income related to the joint ventures of $0.4 million and $1.3 million for the three and six months ended June 30, 2015, respectively. These amounts are included in the condensed consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$11,210	$9,708	$20,386	$20,613
Gross profit	$3,435	$1,865	$6,597	$4,927
Net income	$1,416	$784	$2,642	$2,622
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $1.4 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively. We had payables of $2.0 million and $1.4 million as of June 30, 2016 and December 31, 2015, respectively.

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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted 1-month LIBOR plus 100 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. We incurred interest expense on our outstanding debt of $0.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively and $1.1 million and $1.9 million for the three and six months ended June 30, 2015, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, the Company is required to pay a quarterly fee of 0.20% to 0.30% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement. We incurred an unused commitment fee of $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and $0.1 million and $0.1 million for the three and six months ended June 30, 2015, respectively.
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio (ICR) of no less than 3.00 to 1.00. The ICR is the ratio determined as of the end of each of the Company's fiscal quarters ending on and after September 30, 2015, of (i) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the Amended Credit Agreement) minus the unfinanced portion of Consolidated Capital Expenditures to (ii) Consolidated Interest Expense paid in cash, in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Company and its subsidiaries on a consolidated basis. As of June 30, 2016, we were in compliance with all of the financial covenants in the Amended Credit Agreement.
The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under the term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020.
As of June 30, 2016, the remaining aggregate mandatory principal payments were as follows:

2016	$2.1	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$160.8	million
All obligations under the Amended Credit Agreement are guaranteed by each of the Corporation’s existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the Guarantors). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors that grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Company and the Guarantors. These assets include, but are not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
In addition, as of June 30, 2016 and December 31, 2015 we had a $1.2 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of June 30, 2016 or December 31, 2015.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
At June 30, 2016, we have $1.9 million of remaining deferred debt issuance costs. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020. We incurred amortization expense of $0.1 million and $0.2 million in the three and six months ended June 30, 2016, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively related to these deferred costs.
We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first six months of 2016 and 2015, we made principal payments of $1.4 million and $5.0 million, respectively, on the outstanding debt. We are obligated to pay $4.1 million on this debt obligation in the next 12 months under the term loan.
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. This swap expired as of June 30, 2016. At June 30, 2016, our outstanding debt balance is comprised of a term loan of $52.3 million and $125.0 million borrowed on the revolving line of credit. At June 30, 2016, the rate charged on this debt is the 1 month LIBOR at 0.5000% plus a spread of 1.500%.
Restriction on Payment of Dividends
Our Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.00 to 1.00. If our leverage ratio exceeds 2.00 to 1.00, we may nonetheless make up to $10.0 million in restricted payments, including dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. As of June 30, 2016, we do not currently have any restrictions in our ability to pay dividends under our Amended Credit Agreement, as no default has occurred and our leverage ratio has not exceeded 2.00 to 1.00.
Capital Lease
We have a capital lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of June 30, 2016 is $5.8 million. Depreciation expense related to the capital lease was $0.1 million for the three months ended June 30, 2016 and 2015 and $0.2 million for the six months ended June 30, 2016 and 2015. Accumulated depreciation at June 30, 2016 and December 31, 2015 was $3.4 million and $3.3 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.1 million for the three months ended June 30, 2016 and 2015 and $0.2 million for the six months ended June 30, 2016 and 2015. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.

Note 13 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending June 30, 2016, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2015	$51,931	$56,269	$65,029	$2,224	$175,453
Foreign currency translation adjustment	309	—	1,305	—	1,614
June 30, 2016	$52,240	$56,269	$66,334	$2,224	$177,067
Intangible Assets

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,557	$910	$1,647	$2,543	$718	$1,825
Technology	48,300	22,544	25,756	47,724	19,681	28,043
Covenant-not-to-compete	962	962	—	943	943	—
Customer relationships	50,314	11,793	38,521	49,948	9,100	40,848
Total definite lived intangible assets	102,133	36,209	65,924	101,158	30,442	70,716
Indefinite lived intangible assets	4,389	—	4,389	4,303	—	4,303
Total intangible assets	$106,522	$36,209	$70,313	$105,461	$30,442	$75,019

Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and six months ended June 30, 2016 was approximately $2.7 million and $5.3 million, respectively. Amortization expense for the three and six months ended June 30, 2015 was approximately $2.8 million and $5.2 million, respectively. The estimated annual future amortization expense is $5.3 million, $10.2 million, $9.6 million, $9.1 million and $5.6 million for the remainder of 2016, 2017, 2018, 2019 and 2020, respectively.
The definite-lived intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average amortization period as of June 30, 2016, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period (Years)
Trademarks and patents	4.0
Technology	4.4
Customer relationships	5.8
Total definite lived intangible assets	5.2
The indefinite-lived trademark intangible assets were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or if changes in circumstances indicate that the carrying values may not be recoverable.

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. We recorded an accrual of $3.2 million as of December 31, 2015 for remediation costs expected to be incurred based on the facts and circumstances known to us at that point in time. As of June 30, 2016, the remaining accrual for future remediation efforts was $3.0 million.
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2016, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue for the indefinite future. No time frame for completion can be estimated at the present time.
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
The following table presents information about our recent asbestos claims activity:

Asbestos Claims Activity
Claims outstanding at December 31, 2015	488
New claims filed	162
Pending claims concluded	(76)
Claims outstanding at June 30, 2016	574
For the six months ended June 30, 2016, 68 claims were dismissed and 8 claims were settled. Settlements totaled approximately $1.4 million for the six months ended June 30, 2016.
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
As of December 31, 2015, the asbestos-related claims and insurance receivables for the 10-year projection period were $56.6 million and $53.4 million, respectively. As of June 30, 2016, there have been no changes to these projections.
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

Note 15 – Share Repurchase
On August 6, 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company's capital stock. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2016, $56.0 million remained to repurchase under the Program.
We repurchased the following shares of common stock during the three and six months ended June 30, 2016:

(Dollars in thousands)	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Shares of capital stock repurchased	31,674	69,641
Value of capital stock repurchased	$1,999	$3,997
All repurchases were made using cash from operations and cash on hand. Refer to Part II, Item 2 for further detail of the Program.

Note 16 – Income Taxes
Our effective income tax rate was 71.0% and 29.2% for the three months ended June 30, 2016 and 2015, respectively. Our effective income tax rate was 51.2% and 30.5% for the six months ended June 30, 2016 and 2015, respectively. The increase from the second quarter of 2015 is primarily due to withholding taxes on off-shore cash movements, a change to our assertion that certain foreign earnings are permanently reinvested and a change in the mix of earnings attributable to higher-taxing jurisdictions. These increases were offset by the benefit associated with an increase compared to the second quarter of 2015 in the reversal of uncertain tax benefits. The second quarter of 2015 also included a benefit due to a change of the state tax rate as a result of a legal reorganization.
Historically our intention was to permanently reinvest the majority of our foreign earnings indefinitely or to distribute them only when it is tax efficient to do so. As a result of changes in business circumstances and our long-term business plan, with respect to offshore distributions, we modified our assertion of certain foreign subsidiary earnings considered permanently reinvested. A deferred tax liability of $3.4 million associated with distribution related foreign taxes on prior years undistributed earnings of our Chinese subsidiaries that are no longer considered permanently reinvested was recorded in the second quarter. In the event that we repatriated these funds to other offshore subsidiaries, these taxes would become due. In addition, we incurred $5.5 million of withholding taxes related to distributions from China.
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of June 30, 2016, we have approximately $0.6 million of accrued interest related to uncertain tax positions included in the $9.8 million of unrecognized tax benefits, $9.7 million of which, if recognized, would impact the effective tax rate. It is possible that up to $5.3 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or expiration of the statute of limitations.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2012 through 2015 are subject to examination by these various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for years before 2012.
As of December 31, 2015, deferred tax assets and liabilities are presented as current and non-current. We elected to prospectively adopt Accounting Standards Update (ASU) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, as of March 31, 2016, and therefore all deferred taxes are classified as non-current in our condensed consolidated statement of financial position as of June 30, 2016. See Note 17 below for further information. For both periods, deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the Consolidated Statement of Financial Position.

Note 17 – Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs no longer be classified as an asset, but rather as an offset to the outstanding debt. The amortization of these costs continues to be recorded as an interest expense. We adopted this standard in the first quarter of 2016. The new standard is required to be applied retrospectively. The application of this guidance resulted in reclassifications of debt issuance costs of $0.5 million from current assets to the current portion of long-term debt as of June 30, 2016 and December 31, 2015. The application of this guidance resulted in reclassifications of debt issuance costs from long term assets to long-term debt of $1.4 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be classified as noncurrent. ASU No. 2015-17 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. We elected to prospectively adopt ASU No. 2015-17 as of March 31, 2016. The adoption of this guidance did not have any impact on the Company's condensed consolidated statements of operations or cashflows. Had we applied this guidance retrospectively, $9.6 million would have been reclassified from current deferred tax assets to long term deferred tax assets in our consolidated statement of financial position as of December 31, 2015. See Note 16 - "Income Taxes" for further information.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-2 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-2 supersedes the existing guidance on accounting for leases. The provisions of ASU No. 2016-2 are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the provisions are to be applied using a modified retrospective approach. We are in the process of evaluating the impact of adoption on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, which clarifies that a change in counterparty of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. We are currently evaluating the impact this new standard will have on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this standard is permitted. The amendments requiring recognition in the income statement of excess tax benefits and tax deficiencies resulting from settlements arising after the date of adoption of the new standard should be applied prospectively. Changes relating to classification of excess tax benefits and tax deficiencies in the statement of cash flows may be applied either prospectively or retrospectively. All other amendments are to be applied retrospectively. We have not elected early adoption of this standard. We are currently evaluating the impact this new standard will have on our financial statements.

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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 (the Annual Report), any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-Q along with our audited consolidated financial statements and the related notes thereto in our Annual Report.
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
Executive Summary
Company Background and Strategy
Rogers Corporation designs, develops, manufactures and sells high-quality and high-reliability engineered materials and components for mission critical applications. We operate principally three strategic operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). We have a history of innovation and have established two Rogers Innovation Centers for our leading research and development activities, in Massachusetts and China.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on three megatrends of expanding business opportunities: Internet Connectivity, Clean Energy and Safety & Protection.
In January 2015, we completed the acquisition of Arlon LLC and its subsidiaries, other than Arlon India (Pvt) Limited (the acquired subsidiaries, collectively, Arlon), for an aggregate purchase price of approximately $157.0 million. Arlon manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials. The acquisition of Arlon and its subsequent integration into our operating segments have enabled us to increase scale and complement our existing product offerings, thus enhancing our ability to support our customers.
2016 Second Quarter Executive Summary
In the second quarter of 2016 as compared to the second quarter of 2015, our net sales declined 3.4% to $157.5 million, gross margin increased 100 basis points to 38.2%, and operating income decreased 8.9% to $18.8 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our net sales decline in the second quarter of 2016 was principally attributable to the effect of a divestiture in our Other segment. Net sales in our three strategic business segments (ACS, EMS and PES) declined slightly in the second quarter of 2016 due to lower volume and a negative currency impact. Total net sales were negatively impacted 3.0% in the second quarter of 2016 as compared to the second quarter of 2015 as a result of the December 2015 divestiture of the lower margin Arlon polyimide and thermoset business, which was part of our Other segment.

•
Our gross margin improved 100 basis points and our operating margin declined 8.9% in the second quarter of 2016 as our performance improvements were offset by costs associated with strategic business investments. Our gross margin improved to 38.2% in the second quarter of 2016 as compared to 37.2% in the second quarter of 2015 as a result of performance improvements, driven by purchasing savings from copper and other materials, and increased operational efficiencies, combined with the impact of the divestiture of the lower-margin Arlon polyimide and thermoset business. However, operating income declined to $18.8 million in the second quarter of 2016, as compared to $20.6 million in the second quarter of 2015, as a result of increased selling, general and administrative costs, principally due to costs associated with strategic business investments to establish the framework for the efficient repatriation of foreign earnings and growth initiatives.

•
Our net income was impacted by $8.9 million of additional tax expense associated with the repatriation of accumulated foreign earnings previously considered permanently reinvested. We historically treated foreign earnings in China as permanently reinvested; however, we changed our assertion due to changes in our business circumstances and our long-term business plan. This change resulted in $5.5 million in withholding taxes and $3.4 million of deferred taxes that will become payable upon future distributions.

•
We are an innovation company, and in the second quarter of 2016 we continued our investment in research and development, with research and development expenses 4.5% of our quarterly net sales. Research and development (R&D) expenses were $7.1 million in the second quarter of 2016, which is consistent with the second quarter of 2015. Our spending continues to be focused on developing new platforms and technologies. Since 2013, we have made concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	38.2%	37.2%	38.0%	37.5%

Selling, general and administrative expenses	21.8%	20.2%	20.2%	21.1%
Research and development expenses	4.5%	4.3%	4.3%	4.0%
Operating income	11.9%	12.6%	13.5%	12.4%

Equity income in unconsolidated joint ventures	0.4%	0.2%	0.4%	0.4%
Other income (expense), net	0.1%	(0.3)%	(0.1)%	(0.2)%
Interest expense, net	(0.7)%	(0.8)%	(0.7)%	(0.7)%
Income before income tax expense	11.8%	11.7%	13.1%	11.9%

Income tax expense	8.4%	3.4%	6.7%	3.6%

Net income	3.4%	8.3%	6.4%	8.3%
Net Sales

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Net Sales	$157,489	$163,098	(3.4)%	$318,056	$328,149	(3.1)%
Gross Margin	38.2%	37.2%		38.0%	37.5%
Net sales decreased by 3.4% in the second quarter of 2016 compared to the second quarter of 2015. This decline was due principally to 2015 sales related to the Arlon polyimide and thermoset laminate business, which was sold in December 2015. Lower volume of 0.3%, and a negative currency impact of 0.2% had a minimal effect on net sales. The ACS operating segment net sales increased 1.2%, the EMS operating segment net sales decreased 2.7% and the PES operating segment net sales declined 0.5%.
On a year to date basis, net sales decreased by 3.1% from the first half of 2015. The decrease in net sales was composed of a negative currency impact of 1.3%. The ACS operating segment net sales increased 2.1%: negative currency impact of 0.9%. The EMS operating segment net sales increased 0.6%: negative currency impact of 1.7%. The PES operating segment net sales declined 4.5%: offset by a negative currency impact of 1.3%.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased 100 basis points to 38.2% in the second quarter of 2016 compared to 37.2% in the second quarter of 2015. Gross margin in the second quarter of 2016 was favorably impacted by performance improvements, driven by purchasing savings in copper and other materials, and increased operational efficiencies, combined with the improvement from divestiture of the lower margin Arlon polyimide and thermoset business.
On a year to date basis, gross margin as a percentage of net sales increased by 50 basis points to 38.0% in the first half of 2016 from 37.5% in the first half of 2015. The gross margin for the first half of 2015 included $1.7 million of purchase accounting expenses related to the Arlon acquisition, of which, $1.6 million was the non-recurring fair value adjustment for inventory.

Selling, General and Administrative Expenses

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Selling, general and administrative expenses	$34,369	$33,026	4.1%	$64,229	$69,173	(7.1)%
Percentage of sales	21.8%	20.2%		20.2%	21.1%
Selling, general and administrative expenses increased 4.1% in the second quarter of 2016 from the second quarter of 2015, due principally to $2.0 million of costs associated with strategic projects in 2016. The second quarter of 2015 included $0.6 million of Arlon integration costs which did not recur.
On a year to date basis, selling, general and administrative expenses decreased 7.1%, principally due to the 2015 results including $4.9 million in integration expenses related to the Arlon acquisition that did not recur in 2016. On a year to date basis incentive compensation increased $0.8 million, and this was offset by the cost savings from cost containment initiatives.
Research and Development Expenses

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Research and development expenses	$7,074	$7,053	0.3%	$13,622	$13,161	3.5%
Percentage of sales	4.5%	4.3%		4.3%	4.0%
Research and development (R&D) expenses increased 0.3% in the second quarter of 2016 from the second quarter of 2015 and increased 3.5% year to date. The increases are due to continued investments that are targeted at developing new platforms and technologies focused on long-term growth initiatives at our innovation centers in the U.S. and Asia.
Equity Income in Unconsolidated Joint Ventures

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Equity income in unconsolidated joint ventures	$708	$392	80.6%	$1,321	$1,311	0.8%
Equity income in unconsolidated joint ventures increased 80.6% in the second quarter of 2016 from the second quarter of 2015, and year to date increased 0.8%. The increases were due to higher demand, primarily in the portable electronics market.
Interest Expense, Net

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Interest expense, net	$(1,115)	$(1,304)	(14.5)%	$(2,236)	$(2,310)	(3.2)%
Interest expense, net, decreased by 14.5% in the second quarter of 2016 from the second quarter of 2015, and 3.2% year to date. These declines were due to debt payments on the long term debt associated with the Arlon acquisition, which was incurred in January 2015.
Other Income (Expense), Net

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Other income (expense), net	$191	$(517)	(136.9)%	$(356)	$(646)	(44.9)%

Quarter over quarter, the decrease in expense was principally attributable to favorable foreign currency and copper hedging transaction costs of $0.8 million, offset by the further depreciation of various foreign currencies, primarily the Renminbi of $0.7 million, compared to unfavorable foreign currency transaction costs of $0.3 million in the prior year.
On a year to date basis, in the first half of 2015 we recognized expense of $0.6 million primarily related to unfavorable mark to market adjustments related to copper hedging contracts and foreign currency transaction costs. In the first half of 2016, we recorded an additional loss related to the sale of the Arlon polyimide and thermoset laminate business of $0.2 million.
Income Taxes

	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Income tax expense	$13,163	$5,599	135.1%	$21,280	$11,910	78.7%
Effective tax rate	71.0%	29.2%		51.2%	30.5%
Our effective income tax rate was 71.0% and 29.2% for the three months ended June 30, 2016 and 2015, respectively. Our effective income tax rate was 51.2% and 30.5% for the six months ended June 30, 2016 and 2015, respectively. The increase from the second quarter of 2015 is primarily due to withholding taxes on off-shore cash movements, a change to our assertion that certain foreign earnings are permanently reinvested and a change in the mix of earnings attributable to higher-taxing jurisdictions. These increases were offset by the benefit associated with an increase compared to the second quarter of 2015 in the reversal of uncertain tax benefits. The second quarter of 2015 also included a benefit due to a change of the state tax rate as a result of a legal reorganization.

Segment Sales and Operations
Advanced Connectivity Solutions

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$67.2	$66.4	$140.6	$137.7
Operating income	$10.8	$12.1	26.7	24.9
The Advanced Connectivity Solutions (ACS) operating segment is comprised of products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q2 2016 versus Q2 2015
Net sales in this segment increased by 1.2% in the second quarter of 2016 compared to the second quarter of 2015. Sales declined due to currency fluctuations by 0.6%. The increase in net sales over the second quarter of 2015 was favorably impacted by growth in automotive radar applications for Advanced Drive Assistance Systems (12.4%), aerospace and defense applications (12.4%), wireless telecom market (3.6%) and other applications (15.6%). This growth was partially offset by lower demand in the satellite TV dish applications (-43.8%).
Operating income decreased by 10.3% in the second quarter of 2016 from the second quarter of 2015. As a percentage of net sales, operating income in the second quarter of 2016 was 16.1%, a 210 basis point decrease as compared to the 18.2% reported in the second quarter of 2015. Although ACS had higher net sales and was favorably impacted by the effect of operational efficiencies and favorable absorption, this was offset by the increase in selling, general and administrative expenses. Second quarter of 2015 results included $0.3 million of integration expenses related to the Arlon acquisition.
YTD 2016 versus YTD 2015
Net sales in this segment increased by 2.1% in the first half of 2016 compared to the first half of 2015. Currency fluctuations decreased net sales by 0.9%. This increase in net sales is driven primarily by automotive radar applications for Advanced Drive Assistance Systems (19.2%) and aerospace and defense applications (7.9%) and other applications (21.3%), partially offset by a decline in the wireless telecom market (-4.7%) and lower demand in the satellite TV dish applications (-31.8%).
Operating income improved by 7.2% in the first half of 2016 from the first half of 2015. As a percentage of net sales, the first half of 2016 operating income was 19.0%, a 90 basis point increase as compared to the 18.1% reported in the first half of 2015. The first half of 2016 operating profit was impacted by higher sales, and additionally the first half of 2015 results included $2.5 million of integration expenses related to the Arlon acquisition.

Elastomeric Material Solutions

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$45.8	$47.0	$92.1	$91.6
Operating income	$5.3	$5.5	10.7	8.6
The Elastomeric Material Solutions (EMS) operating segment is comprised of our polyurethane and silicone products, which are sold into a wide variety of markets for various applications such as general industrial, portable electronics, consumer and transportation markets for gasketing, sealing, impact protection and cushioning applications.
Q2 2016 versus Q2 2015
Net sales in this segment decreased by 2.7% in the second quarter of 2016 compared to the second quarter of 2015. Sales decreased due to currency fluctuations by 1.2%. The decrease in net sales, was driven by a lower demand in general industrial (-14.3%) and consumer applications (-12.3%), which was partially offset by growth in portable electronics (28.9%) and automotive applications (24.9%).
Operating income decreased by 3.6% in the second quarter of 2016 from the second quarter of 2015. As a percentage of net sales, second quarter of 2016 operating income was 11.7%, a 10 basis point decrease as compared to the 11.8% reported in the second quarter of 2015. Operating income decreased due to lower net sales and unfavorable product mix, partially offset by savings from the cost savings plan executed in the first quarter of 2016. Additionally, the second quarter of 2015 included $0.3 million of integration costs related to the Arlon acquisition.
YTD 2016 versus YTD 2015
Net sales in this segment increased by 0.6% in the first half of 2016 from the first half of 2015. Currency fluctuations decreased net sales by 1.7%. The increase in net sales was driven primarily by portable electronics applications (13.4%) and automotive applications (17.2%). These increases were offset by declines in demand in general industrial (-2.5%) and consumer applications (-9.4%).
Operating income increased by 24.1% in the first half of 2016 from the first half of 2015. As a percentage of net sales, the first half of 2016 operating income was 11.6%, a 220 basis point increase as compared to the 9.4% reported in the first half of 2015. The increase in operating income in 2016 is principally due to the first half of 2015 results including $1.8 million of integration expenses related to the Arlon acquisition.
Power Electronics Solutions

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$38.4	$38.5	$73.6	$77.1
Operating income	$0.5	$0.9	1.8	3.3
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
Q2 2016 versus Q2 2015
Net sales in this segment decreased by 0.5% in the second quarter of 2016 from the second quarter of 2015. This decline includes a positive currency impact of 2.1%. Net sales was negatively impacted by decreased demand in mass transit (-45.5%), partially offset by higher demand in certain renewable energy applications (20.4%) and variable frequency motor drives (13.9%).
Operating income for the quarter decreased by 45.6% in the second quarter of 2016 from the second quarter of 2015. As a percentage of net sales, second quarter of 2016 operating income was 1.2%, a 110 basis point decline as compared to the 2.3% reported in the second quarter of 2015. This decrease is primarily due to unfavorable product mix.
YTD 2016 versus YTD 2015
Net sales in this segment decreased by 4.5% in the first half of 2016 from the first half of 2015. Net sales were unfavorably impacted by 1.3% due currency fluctuations. The net sales decline was driven by decreased demand in mass transit (-44.5%), partially offset by higher demand in certain renewable energy applications (14.8%) and variable frequency motor drives (6.6%).

Operating income decreased 45.7% in the first half of 2016 from the first half of 2015. As a percentage of net sales, the first half of 2016 operating income was 2.4%, a 180 basis point decrease as compared to the 4.2% reported in the first half of 2015. This decrease is primarily due to unfavorable product mix.
Other

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$6.1	$11.1	$11.8	$21.8
Operating income	$2.1	$2.1	3.7	4.0
Our Other segment consists of our elastomer rollers and floats business, as well as our inverter distribution business. Additionally, this segment included the acquired Arlon polyimide and thermoset laminate business from January 2015 until it was sold in December 2015.
Q2 2016 versus Q2 2015
Net sales decreased by 44.9% in the second quarter of 2016 from the second quarter of 2015, due principally to the impact of the sale of the Arlon polyimide and thermoset laminate business in December 2015 and a negative currency impact of 1.9%.
Operating income remained consistent in the second quarter of 2016 compared to the second quarter of 2015. As a percentage of net sales, operating income increased to 34.3% in the second quarter of 2016 from 18.7% in the second quarter of 2015, due principally to the sale of the lower margin Arlon polyimide and thermoset laminate business.
YTD 2016 versus YTD 2015
Net sales decreased by 46.1% in the first half of 2016 from the first half of 2015, due principally to the impact of the sale of the Arlon polyimide and thermoset laminate business in December 2015 (-42.1%). Net sales were unfavorably impacted by 2.4% due to currency fluctuations.
Operating income decreased 6.6% in the first half of 2016 from the first half of 2015. The decline was primarily due to $0.6 million of integration expenses related to the Arlon acquisition that are included in the first half of 2015 results.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. We believe that our existing sources of liquidity and cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures and research and development efforts, and our debt service commitments. We continue to have access to the remaining portion of the line of credit available under our Amended Credit Agreement, should any issue or strategic opportunities arise. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Key Balance Sheet Accounts:
Cash and cash equivalents	$247,397	$204,586
Accounts receivable, net	$109,310	$101,428
Inventory	$88,257	$91,824
Outstanding borrowing on credit facilities (short term and long term)	$177,250	$178,626

	Quarter Ended
	June 30, 2016	June 30, 2015
Key Cash Flow Measures:
Cash provided by operating activities	$51,304	$22,413
Cash used in investing activities	$(9,992)	$(170,051)
Cash (used in) provided by financing activities	$(4,229)	$124,387
At the end of the second quarter of 2016, cash and cash equivalents were $247.4 million as compared to $204.6 million at the end of 2015, an increase of $42.8 million, or 20.9%. This increase was due primarily to strong cash generated from operations and the receipt of $2.1 million related to stock option exercises. The cash generated from operations was partially offset by $10.0 million in capital expenditures, $4.0 million in share repurchases and $1.5 million in required debt payments.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
U.S.	$60,838	$37,263
Europe	70,844	66,295
Asia	115,715	101,028
Total cash and cash equivalents	$247,397	$204,586
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to other offshore subsidiaries or the U.S. As a result of changes in our business circumstances and long-term business plan, we have changed our estimate of the amount of foreign subsidiary earnings considered permanently reinvested. Undistributed earnings of our Chinese subsidiaries are no longer considered indefinitely reinvested and may be distributed to other offshore subsidiaries. We have not changed our assertion with respect to distributions of earnings that would require the accrual of U.S. income tax.

Significant changes in our balance sheet accounts from December 31, 2015 to June 30, 2016 were as follows:

◦
Accounts receivable increased by 7.8% to $109.3 million in the second quarter of 2016, from $101.4 million at December 31, 2015. The increase from year end was due to higher net sales in the second quarter of 2016, in comparison with the fourth quarter of 2015.

◦
Inventory decreased 3.9% to $88.3 million in the second quarter of 2016, from $91.8 million at December 31, 2015. The decrease is due to efforts at our ACS operating segment to reduce inventory levels, and this was partially off set by an increase at our PES operating segment due to increased demand.

◦
Accounts payable increased by 20.2% to $26.8 million in the second quarter of 2016, from $22.3 million at December 31, 2016. This overall increase is due to the timing of various invoices, combined with the increased inventory at our PES operating segment.

During the three and six months ended June 30, 2016, we repurchased 31,674 shares of our capital stock for $2.0 million and 69,641 shares of our capital stock for $4.0 million, respectively, under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective on August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2016, $56.0 million remained to repurchase under our share repurchase program. All purchases were made using cash from operations and cash on hand.
During the second quarter of 2016, there were not any material new developments related to our credit facilities, restrictions on dividend payments or capital lease.  Refer to Note 12 - “Debt” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on liquidity matters.

Contingencies
During the second quarter of 2016, we did not become aware of any material new developments related to environmental matters or other contingencies to which we are or may be subject, and we did not incur any material costs or capital expenditures related to environmental matters.  Refer to Note 14 - “Commitments and Contingencies” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and other contingencies.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2016.
Recent Accounting Pronouncements
See Note 17 - “Recent Accounting Pronouncements” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the second quarter of 2016. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2016. The Company's disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and (b) are not applicable
(c) Stock Repurchases

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
February 1, 2016 to February 29, 2016	25,667	$51.77	25,667	$58,679
March 1, 2016 to March 31, 2016	12,300	$54.37	12,300	$58,010
May 1, 2016 to May 31, 2016	31,674	$63.11	31,674	$56,012

During the three and six months ended June 30, 2016, we repurchased 31,674 shares of our capital stock for $2.0 million and 69,641 shares of our capital stock for $4.0 million, respectively, under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective on August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2016, $56.0 million remained to repurchase under our share repurchase program. All purchases were made using cash from operations and cash on hand. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

List of Exhibits:

3.1
Restated Articles of Organization of Rogers Corporation, as amended, filed as Exhibit 3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-04347).

3.2	Amended and Restated Bylaws of Rogers Corporation effective February 11, 2016, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2016.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Shareholders' Equity at June 30, 2016 and December 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Janice E. Stipp
Janice E. Stipp
Vice President, Finance and Chief Financial Officer
Principal Financial and Chief Accounting Officer
Dated: August 9, 2016