Form 10-Q
period 2016-09-30
ROGERS CORP
filed 2016-11-03
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of October 20, 2016 was 17,973,289.

ROGERS CORPORATION
FORM 10-Q

September 30, 2016

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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$165,259	$160,366	$483,314	$488,515
Cost of sales	103,330	100,694	300,678	305,757
Gross margin	61,929	59,672	182,636	182,758

Selling, general and administrative expenses	31,489	29,190	95,718	98,363
Research and development expenses	7,294	7,285	20,916	20,446
Operating income	23,146	23,197	66,002	63,949

Equity income in unconsolidated joint ventures	898	877	2,220	2,187
Other income (expense), net	676	(756)	320	(1,404)
Interest expense, net	(811)	(1,126)	(3,047)	(3,435)
Income before income tax expense	23,909	22,192	65,495	61,297

Income tax expense	7,844	9,646	29,125	21,555
Net income	$16,065	$12,546	$36,370	$39,742

Basic earnings per share	$0.89	$0.68	$2.02	$2.15
Diluted earnings per share	$0.88	$0.67	$2.00	$2.10

Shares used in computing:
Basic earnings per share	17,996	18,430	17,990	18,511
Diluted earnings per share	18,183	18,650	18,217	18,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$16,065	$12,546	$36,370	$39,742

Foreign currency translation adjustment	1,408	(2,067)	6,605	(21,317)
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	—	(19)	—	(179)
Unrealized gain (loss) reclassified into earnings (Note 6)	—	(1)	11	93
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6):
Amortization of loss	34	277	105	808
Other comprehensive income (loss)	1,442	(1,810)	6,721	(20,595)

Comprehensive income (loss)	$17,507	$10,736	$43,091	$19,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$173,516	$204,586
Accounts receivable, less allowance for doubtful accounts of $738 and $695	112,049	101,428
Inventories	86,274	91,824
Prepaid income taxes	3,511	5,058
Deferred income taxes	—	9,565
Asbestos-related insurance receivables	8,245	8,245
Other current assets	9,365	7,959
Total current assets	392,960	428,665

Property, plant and equipment, net of accumulated depreciation of $258,051 and $237,150	172,889	178,661
Investments in unconsolidated joint ventures	17,935	15,348
Deferred income taxes	13,384	8,594
Goodwill	178,329	175,453
Other intangible assets	67,920	75,019
Asbestos-related insurance receivables	45,114	45,114
Other long-term assets	2,550	3,501
Total assets	$891,081	$930,355

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$28,321	$22,251
Accrued employee benefits and compensation	26,410	23,263
Accrued income taxes payable	9,607	3,599
Current portion of long term debt	3,653	2,966
Asbestos-related liabilities	8,245	8,245
Other accrued liabilities	17,942	18,324
Total current liabilities	94,178	78,648

Long term debt	70,816	173,557
Long term lease obligation	5,528	5,549
Pension and post-retirement benefit obligations	14,808	14,808
Asbestos-related liabilities	48,390	48,390
Non-current income tax	9,957	11,863
Deferred income taxes	14,334	9,455
Other long-term liabilities	3,227	3,503
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 17,973 and 17,957 shares outstanding	17,973	17,957
Additional paid-in capital	114,171	112,017
Retained earnings	579,436	543,066
Accumulated other comprehensive income (loss)	(81,737)	(88,458)
Total shareholders' equity	629,843	584,582
Total liabilities and shareholders' equity	$891,081	$930,355

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities:
Net income	$36,370	$39,742
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	27,635	25,209
Stock-based compensation expense	8,537	7,734
Deferred income taxes	9,594	2,668
Equity in undistributed income of unconsolidated joint ventures	(2,220)	(2,187)
Dividends received from unconsolidated joint ventures	426	780
Pension and postretirement benefits	(2,121)	(858)
Loss (gain) from the sale of property, plant and equipment	219	8
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(9,316)	2,038
Inventories	6,536	(12,039)
Pension contribution	(274)	(6,500)
Other current assets	227	187
Accounts payable and other accrued expenses	15,125	(12,037)
Other, net	3,485	816
Net cash provided by operating activities	94,223	45,561

Investing Activities:
Business acquisition, net of cash acquired	—	(158,407)
Capital expenditures, net	(14,926)	(21,574)
Proceeds from life insurance	—	2,682
Proceeds from the sale of property, plant and equipment, net	—	(8)
Net cash used in investing activities	(14,926)	(177,307)

Financing Activities:
Proceeds from long term borrowings	—	125,000
Debt issuance costs	—	(293)
Repayment of debt principal and long term lease obligation	(102,580)	(5,886)
Repurchases of capital stock	(7,995)	(32,996)
Proceeds from the exercise of stock options, net	2,058	6,539
Issuance of restricted stock shares	(1,288)	(2,405)
Proceeds from issuance of shares to employee stock purchase plan	858	727
Net cash (used in) provided by financing activities	(108,947)	90,686

Effect of exchange rate fluctuations on cash	(1,420)	(3,709)

Net increase (decrease) in cash and cash equivalents	(31,070)	(44,769)
Cash and cash equivalents at beginning of period	204,586	237,375
Cash and cash equivalents at end of period	$173,516	$192,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock/Capital Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2015	$17,957	$112,017	$543,066	$(88,458)	$584,582

Net income	—	—	36,370	—	36,370
Other comprehensive income (loss)	—	—	—	6,721	6,721
Stock options exercised	56	2,002	—	—	2,058
Stock issued to directors	23	(23)	—	—	—
Shares issued for employees stock purchase plan	23	835	—	—	858
Shares issued for restricted stock, net of cancellations for tax withholding	55	(1,343)	—	—	(1,288)
Shares repurchased	(141)	(7,854)	—	—	(7,995)
Stock-based compensation expense	—	8,537	—	—	8,537
Balance at September 30, 2016	$17,973	$114,171	$579,436	$(81,737)	$629,843

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
From time to time we enter into various instruments that require fair value measurement. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, included:

(Dollars in thousands)	Carrying amount as of September 30, 2016	Level 1	Level 2	Level 3
Foreign currency contracts	$29	$—	$29	$—
Copper derivative contracts	$490	$—	$490	$—
Interest rate swap	$—	$—	$—	$—

(Dollars in thousands)	Carrying amount as of December 31, 2015	Level 1	Level 2	Level 3
Foreign currency contracts	$(78)	$—	$(78)	$—
Copper derivative contracts	$193	$—	$193	$—
Interest rate swap	$(18)	$—	$(18)	$—

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of operations during the current period. As of September 30, 2016, we did not have any contracts that are designated and qualify for hedge accounting treatment. We had such contracts outstanding as of September 30, 2015, and for the nine months ended September 30, 2015, there was no hedge ineffectiveness.
Foreign Currency
During the quarter ended September 30, 2016, we entered into Hungarian Forint, Euro, Japanese Yen, and Korean Won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment; therefore mark-to-market adjustments are recorded in the other income (expense), net line item in our condensed consolidated statements of operations for these contracts.
As of September 30, 2016 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
USD/EUR		$500,000
KRW/USD	₩	9,739,900,000
JPY/EUR		¥286,000,000
JPY/USD		¥24,000,000
HUF/EUR	Ft	228,000,000
Commodity
We currently have twenty-nine outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions and Advanced Connectivity Solutions operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the forecasted 2016 and 2017 monthly copper exposure and do not qualify for hedge accounting treatment; therefore, any mark-to-market adjustments required on these contracts are recorded in the other income (expense), net line item in our condensed consolidated statements of operations.  The notional values of our copper contracts outstanding as of September 30, 2016 were:

Notional Value of Copper Derivatives
October 2016 - December 2016	117	metric tons per month
January 2017 - March 2017	111	metric tons per month
April 2017 - June 2017	103	metric tons per month
July 2017 - September 2017	106	metric tons per month
October 2017 - December 2017	83	metric tons per month
Interest Rates
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. This swap expired as of June 30, 2016.
Effects on Statements of Operations and of Comprehensive Income (Loss):

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended September 30, 2016		Fair Values of Derivative Instruments as of September 30, 2016
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended	Nine Months Ended
Contracts not designated as hedging instruments	Other income (expense), net	$29	$29	$29
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(94)	$(163)	$490

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended September 30, 2015		Fair Values of Derivative Instruments as of September 30, 2015
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended	Nine Months Ended
Contracts designated as hedging instruments	Other comprehensive income (loss)	$10	$(87)	$106
Contracts not designated as hedging instruments	Other income (expense), net	$(315)	$(123)	$(185)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(245)	$(694)	$383
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$36	$85	$(58)

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

The following table summarizes the effect of this accounting change on our condensed consolidated statements of operations for the quarter ended September 30, 2015:

	Quarter Ended September 30, 2015
(Dollars in thousands, except per share amounts)	As Originally Reported Under LIFO	As Adjusted under FIFO	Effect of Change
Cost of sales	$100,836	$100,694	$(142)
Net income	$12,455	$12,546	$91
Basic earnings per share	$0.68	$0.68	$—
Diluted earnings per share	$0.67	$0.67	$—
The following table summarizes the effect of this accounting change on our condensed consolidated statements of operations for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
(Dollars in thousands, except per share amounts)	As Originally Reported Under LIFO	As Adjusted under FIFO	Effect of Change
Cost of sales	$306,041	$305,757	$(284)
Net income	$39,621	$39,742	$121
Basic earnings per share	$2.14	$2.15	$0.01
Diluted earnings per share	$2.10	$2.10	$—
There was no impact on cash provided by operating activities as a result of the above changes.
Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Raw materials	$31,814	$35,499
Work-in-process	23,922	22,804
Finished goods	30,538	33,521
Total inventories	$86,274	$91,824

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

Note 6 – Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component at September 30, 2016 and 2015 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2014	$(14,193)	$(50,808)	$(93)	$(65,094)
Other comprehensive income (loss) before reclassifications	(21,317)	—	(179)	(21,496)
Amounts reclassified from accumulated other comprehensive income (loss) (3)	—	808	93	901
Net current-period other comprehensive income (loss)	(21,317)	808	(86)	(20,595)
Ending Balance September 30, 2015	$(35,510)	$(50,000)	$(179)	$(85,689)

Beginning Balance December 31, 2015	$(41,365)	$(47,082)	$(11)	$(88,458)
Other comprehensive income (loss) before reclassifications	6,605	—	—	6,605
Amounts reclassified from accumulated other comprehensive income (loss) (4)	—	105	11	116
Net current-period other comprehensive income (loss)	6,605	105	11	6,721
Ending Balance September 30, 2016	$(34,760)	$(46,977)	$—	$(81,737)
(1) Net of taxes of $9,821 and $9,879 as of September 30, 2016 and December 31, 2015, respectively. Net of taxes of $11,502 and $11,952 as of September 30, 2015 and December 31, 2014, respectively.
(2) Net of taxes of $0 and $5 as of September 30, 2016 and December 31, 2015, respectively. Net of taxes of $21 and $50 as of September 30, 2015 and December 31, 2014, respectively.
(3) Net of taxes of $435 and $50 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.
(4) Net of taxes of $57 and $6 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income	$16,065	$12,546	$36,370	$39,742
Denominator:
Weighted-average shares outstanding - basic	17,996	18,430	17,990	18,511
Effect of dilutive shares	187	220	227	374
Weighted-average shares outstanding - diluted	18,183	18,650	18,217	18,885
Basic earnings per share	$0.89	$0.68	$2.02	$2.15
Diluted earnings per share	$0.88	$0.67	$2.00	$2.10
Certain potential options to purchase shares were excluded from the calculation of diluted weighted-average shares outstanding because the exercise price was greater than the average market price of our capital stock during the relevant reporting period. For the quarter ended September 30, 2016, 13,500 shares were excluded. For the quarter ended September 30, 2015, 14,000 shares were excluded.

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
The first quarter of 2016 was the final quarter in which we recognized stock based compensation expense related to previously issued stock option grants, and the amount of such expense was de minimis. For the three and nine months ended September 30, 2015, we recognized approximately $0.1 million and $0.2 million of stock option compensation expense, respectively.
A summary of the activity under our stock option plans as of September 30, 2016 and changes during the three and nine months then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at June 30, 2016	156,057	$41.57	3.1	$3,085,731
Options exercised	—	$—
Options forfeited	—	$—
Options outstanding at September 30, 2016	156,057	$41.57	2.9	$3,082,880
Options exercisable at September 30, 2016	156,057	$41.57	2.9	$3,082,880
Options vested at September 30, 2016	156,057	$41.57	2.9	$3,082,880

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2015	212,038	$40.47
Options exercised	(55,631)	$36.99
Options forfeited	(350)	$44.32
Options outstanding at September 30, 2016	156,057	$41.57
During the nine months ended September 30, 2016, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.4 million, and the total amount of cash received from the exercise of these options was $2.1 million.
Performance-Based Restricted Stock
As of September 30, 2016, we had performance-based restricted stock awards from 2014, 2015 and 2016 outstanding. These awards cliff vest at the end of a specified three year measurement period. For these grants employees whose employment terminates during the measurement period due to death or disability, may receive a pro-rata payout based on the number of days they were employed during the vesting period. For the 2015 and 2016 grants, this pro-rata payout also applies to retirement. Participants are eligible to be awarded shares ranging from 0% to 200% of the target award amount, based on certain defined measurement criteria. Compensation expense is recognized using the straight-line method over the vesting period.

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
Below were the assumptions used in the Monte Carlo calculation:

	September 30, 2016	September 30, 2015
Expected volatility	29.6%	28.2%
Expected term (in years)	3.0	3.0
Risk-free interest rate	0.93%	0.96%
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
The following table summarizes the change in number of non-vested performance-based restricted stock awards outstanding since December 31, 2015:

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	107,229
Awards granted	84,443
Stock issued	(25,397)
Awards forfeited	(10,731)
Non-vested awards outstanding at September 30, 2016	155,544
During the three and nine months ended September 30, 2016, we recognized compensation expense for performance-based restricted stock awards of approximately $1.1 million and $3.2 million, respectively. During the three and nine months ended September 30, 2015, we recognized compensation expense for performance-based restricted stock awards of approximately $1.2 million and $2.8 million, respectively.
Time-Based Restricted Stock
As of September 30, 2016, we had time-based restricted stock grants from 2013, 2014, 2015 and 2016 outstanding. The grants typically vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
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

The following table summarizes the change in number of non-vested time-based restricted stock awards outstanding since December 31, 2015:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2015	208,318
Awards granted	117,960
Stock issued	(51,525)
Awards forfeited	(19,027)
Non-vested awards outstanding at September 30, 2016	255,726
During the three and nine months ended September 30, 2016, we recognized compensation expense for time-based restricted stock awards of approximately $1.6 million and $4.3 million, respectively. During the three and nine months ended September 30, 2015, we recognized compensation expense for time-based restricted stock awards of approximately $1.3 million and $3.8 million, respectively.
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards are fully vested on the date of grant and the related shares are generally issued on the 13 month anniversary of the grant date unless the individual elects to defer the receipt of those shares. Each deferred stock unit results in the issuance of one share of Rogers’ stock. The grant of deferred stock units is typically done annually during the second quarter. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The following table summarizes the change in number of deferred stock units outstanding since December 31, 2015:

Deferred Stock Units
Awards outstanding at December 31, 2015	23,950
Awards granted	11,900
Stock issued	(22,750)
Awards outstanding at September 30, 2016	13,100
For the nine months ended September 30, 2016 and 2015 we recognized compensation expense for deferred stock units of $0.7 million and $0.7 million, respectively. There was no expense associated with the deferred stock units in the third quarter of 2016 or 2015.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan in each of the three months ended September 30, 2016 and 2015 and approximately $0.3 million of compensation expense associated with each of the nine months ended September 30, 2016 and 2015.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans
Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
Change in benefit obligation:	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$—	$—	$—	$—	$37	$150	$111	$450
Interest cost	1,872	1,846	5,658	5,523	19	75	57	225
Expected return on plan assets	(2,698)	(2,772)	(8,110)	(8,314)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(373)	—	(1,119)	—
Amortization of net loss (gain)	445	432	1,339	1,258	(19)	—	(57)	—
Net periodic (benefit) cost	$(381)	$(494)	$(1,113)	$(1,533)	$(336)	$225	$(1,008)	$675
Employer Contributions
In the first nine months of 2016, we did not make any voluntary contributions to our qualified defined benefit pension plans. In the first nine months of 2015, we made voluntary contributions of $6.5 million to our qualified defined benefit pension plans. The 2015 voluntary contribution was made during the second quarter.
As of December 31, 2015, we had not met the minimum funding requirement for all of our qualified defined benefit pension plans and were therefore required to make a contribution to one of the plans of $0.1 million and $0.3 million during the three and nine months ended September 30, 2016. We did not make any contributions during the three and nine months ended September 30, 2015. We estimate that we will be required to make total contributions of $0.3 million in 2016.
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
The following table sets forth the information about our segments for the periods indicated, inter-segment sales have been eliminated from the net sales data:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales
Advanced Connectivity Solutions	$65,518	$66,160	$206,115	$203,855
Elastomeric Material Solutions	54,391	46,783	146,476	138,355
Power Electronics Solutions	39,777	36,565	113,391	113,633
Other	5,573	10,858	17,332	32,672
Net sales	$165,259	$160,366	$483,314	$488,515

Operating income
Advanced Connectivity Solutions	$7,605	$12,010	$34,334	$36,952
Elastomeric Material Solutions	10,932	8,150	21,584	16,731
Power Electronics Solutions	2,767	1,104	4,540	4,372
Other	1,842	1,933	5,544	5,894
Operating income	23,146	23,197	66,002	63,949

Equity income in unconsolidated joint ventures	898	877	2,220	2,187
Other income (expense), net	676	(756)	320	(1,404)
Interest expense, net	(811)	(1,126)	(3,047)	(3,435)
Income before income tax expense	$23,909	$22,192	$65,495	$61,297

Note 11 – Joint Ventures
As of September 30, 2016, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $0.9 million and $2.2 million for the three and nine months ended September 30, 2016, respectively. We recognized equity income related to the joint ventures of $0.9 million and $2.2 million for the three and nine months ended September 30, 2015, respectively. These amounts are included in the condensed consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$12,773	$12,227	$32,934	$32,708
Gross profit	$4,119	$3,201	$10,877	$8,087
Net income	$1,796	$1,754	$4,440	$4,374
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $1.5 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively. We had payables of $2.1 million and $1.4 million as of September 30, 2016 and December 31, 2015, respectively.

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
Borrowings under the Amended Credit Agreement bear interest based on one of two options. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate plus 50 basis points; or adjusted 1-month LIBOR plus 100 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. We incurred interest expense on our outstanding debt of $0.5 million and $2.3 million for the three and nine months ended September 30, 2016, respectively and $0.9 million and $2.7 million for the three and nine months ended September 30, 2015, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Amended Credit Agreement, we are required to pay a quarterly fee of 0.20% to 0.30% (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Amended Credit Agreement. We incurred an unused commitment fee of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.
The Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which the Company's payment obligations may be accelerated. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to a one-time election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio (ICR), calculated as defined in the Amended Credit Agreement, of no less than 3.00 to 1.00. As of September 30, 2016, we were in compliance with all of the financial covenants in the Amended Credit Agreement.
The Amended Credit Agreement requires the mandatory quarterly repayment of principal on amounts borrowed under the term loan. Payments commenced on September 30, 2015, and are scheduled to be completed on June 30, 2020.
As of September 30, 2016, the remaining aggregate mandatory principal payments were as follows:

2016	$1	million
2017	$4.1	million
2018	$4.8	million
2019	$5.5	million
2020	$60.8	million
All obligations under the Amended Credit Agreement are guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Amended Credit Agreement (the Guarantors). The obligations are also secured by a Second Amended and Restated Pledge and Security Agreement, dated as of June 18, 2015, entered into by the Company and the Guarantors that grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Company and the Guarantors. These assets include, but are not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
In addition, as of September 30, 2016 and December 31, 2015 we had a $1.2 million standby letter of credit (LOC) to guarantee Rogers workers compensation plans that were backed by the Amended Credit Agreement. No amounts were drawn on the LOC as of September 30, 2016 or December 31, 2015.
If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
At September 30, 2016, we have $1.7 million of remaining deferred debt issuance costs. These costs will be amortized over the life of the Amended Credit Agreement, which will terminate in June 2020. We incurred amortization expense of $0.2 million and $0.4 million in the three and nine months ended September 30, 2016, respectively and $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively related to these deferred costs.

We borrowed $125.0 million under the line of credit in the first quarter of 2015 to fund the acquisition of Arlon. During the first nine months of 2016 and 2015, we made principal payments of $102.4 million and $5.7 million, respectively, on the outstanding debt. We are obligated to pay $4.1 million on this debt obligation in the next 12 months under the term loan.
In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our term loan debt. This swap expired as of June 30, 2016. At September 30, 2016, our outstanding debt balance is comprised of a term loan of $51.2 million and $25.0 million borrowed on the revolving line of credit. At September 30, 2016, the rate charged on this debt is the 1 month LIBOR at 0.5625% plus a spread of 1.500%.
Restriction on Payment of Dividends
Our Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.00 to 1.00. If our leverage ratio exceeds 2.00 to 1.00, we may nonetheless make up to $10.0 million in restricted payments, including dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. As of September 30, 2016, we do not currently have any restrictions in our ability to pay dividends under our Amended Credit Agreement, as no default has occurred and our leverage ratio has not exceeded 2.00 to 1.00.
Capital Lease
We have a capital lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of September 30, 2016 is $5.8 million. Depreciation expense related to the capital lease was $0.1 million for the three months ended September 30, 2016 and 2015 and $0.3 million for the nine months ended September 30, 2016 and 2015. Accumulated depreciation at September 30, 2016 and December 31, 2015 was $3.5 million and $3.3 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.1 million for the three months ended September 30, 2016 and 2015 and $0.3 million for the nine months ended September 30, 2016 and 2015. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.

Note 13 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending September 30, 2016, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2015	$51,931	$56,269	$65,029	$2,224	$175,453
Foreign currency translation adjustment	—	1,013	1,863	—	2,876
September 30, 2016	$51,931	$57,282	$66,892	$2,224	$178,329
Intangible Assets

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$2,589	$1,019	$1,570	$2,543	$718	$1,825
Technology	48,589	24,034	24,555	47,724	19,681	28,043
Covenant-not-to-compete	1,007	1,007	—	943	943	—
Customer relationships	50,620	13,251	37,369	49,948	9,100	40,848
Total definite lived intangible assets	102,805	39,311	63,494	101,158	30,442	70,716
Indefinite lived intangible assets	4,426	—	4,426	4,303	—	4,303
Total intangible assets	$107,231	$39,311	$67,920	$105,461	$30,442	$75,019

Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and nine months ended September 30, 2016 was approximately $2.7 million and $8.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2015 was approximately $2.8 million and $8 million, respectively. The estimated annual future amortization expense is $2.7 million, $10.3 million, $9.7 million, $9.2 million and $5.7 million for the remainder of 2016, 2017, 2018, 2019 and 2020, respectively.
The definite-lived intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average amortization period as of September 30, 2016, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period (Years)
Trademarks and patents	4.2
Technology	4.6
Customer relationships	6.0
Total definite lived intangible assets	5.4
The indefinite-lived trademark intangible assets were acquired from the acquisition of Curamik. These assets are assessed for impairment annually or if changes in circumstances indicate that the carrying values may not be recoverable.

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. We recorded an accrual of $3.2 million as of December 31, 2015 for remediation costs expected to be incurred based on the facts and circumstances known to us at that time. During the third quarter of 2016, the CT DEEP approved a change to our remediation plan for the site that will reduce our overall expected costs. Accordingly, we reduced the accrual by $0.9 million as a result of change in the level of remediation that needs to take place. This benefit was recorded as an offset to selling, general, and administrative expenses in the condensed consolidated financial statements. As of September 30, 2016, the remaining accrual for future remediation efforts was $1.9 million.
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of September 30, 2016, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue for the indefinite future. No time frame for completion can be estimated at the present time.
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
The following table presents information about our recent asbestos claims activity:

Asbestos Claims Activity
Claims outstanding at December 31, 2015	488
New claims filed	210
Pending claims concluded	(128)
Claims outstanding at September 30, 2016	570
For the nine months ended September 30, 2016, 119 claims were dismissed and 9 claims were settled. Settlements totaled approximately $1.9 million for the nine months ended September 30, 2016.
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
As of December 31, 2015, the asbestos-related claims and insurance receivables for the 10-year projection period were $56.6 million and $53.4 million, respectively. As of September 30, 2016, there have been no changes to these projections.
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

Note 15 – Share Repurchase
On August 6, 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company's capital stock. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2016, $52.0 million remained to repurchase under the Program.
We repurchased the following shares of common stock during the three and nine months ended September 30, 2016:

(Dollars in thousands)	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
Shares of capital stock repurchased	70,857	140,498
Value of capital stock repurchased	$3,997	$7,995
All repurchases were made using cash from operations and cash on hand. Refer to Part II, Item 2 for further detail of the Program.

Note 16 – Income Taxes
Our effective income tax rate was 32.8% and 43.5% for the three months ended September 30, 2016 and 2015, respectively. The decrease from the third quarter of 2015 is primarily due to a $0.8 million benefit from a reversal of an uncertain tax position in the current quarter and the prior year being unfavorably impacted by $1.9 million related to finalization of 2014 income tax year returns. Our effective income tax rate was 44.5% and 35.2% for the nine months ended September 30, 2016 and 2015, respectively. The increase from the nine months ended September 30, 2015 is primarily related to withholding taxes on off-shore cash movements, a change to our assertion that certain foreign earnings are permanently reinvested and a change in the mix of earnings attributable to higher-taxing jurisdictions, offset by benefits associated with an increase in the reversal of reserves for uncertain tax positions. This increase was offset by the prior year being unfavorably impacted by $1.9 million related to finalization of 2014 income tax year returns. The nine months ended September 30, 2015 also included a benefit due to a change of the state tax rate as a result of a legal reorganization and release of valuation allowance on certain state tax attributes.
Historically our intention was to permanently reinvest the majority of our foreign earnings indefinitely or to distribute them only when it is tax efficient to do so. As a result of changes in business circumstances and our long-term business plan, with respect to offshore distributions, we modified our assertion of certain foreign subsidiary earnings considered permanently reinvested during the second quarter of 2016. A deferred tax liability of $3.4 million associated with distribution related foreign taxes on prior years undistributed earnings of our Chinese subsidiaries that are no longer considered permanently reinvested was recorded in the second quarter. In the event that we repatriated these funds to other offshore subsidiaries, these taxes would become due. In addition, we incurred $5.5 million of withholding taxes related to distributions from China.
Our accounting policy is to account for interest expense and penalties related to uncertain tax positions as income tax expense.  As of September 30, 2016, we have approximately $0.5 million of accrued interest related to uncertain tax positions included in the $10.0 million of unrecognized tax benefits, $9.8 million of which, if recognized, would impact the effective tax rate. It is possible that up to $5.1 million of our currently unrecognized tax benefits could be recognized within 12 months as a result of projected resolutions of worldwide tax disputes or expiration of the statute of limitations.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years from 2012 through 2015 are subject to examination by these various tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, local and foreign examinations by tax authorities for years before 2012.

As of December 31, 2015, deferred tax assets and liabilities are presented as current and non-current. We elected to prospectively adopt Accounting Standards Update (ASU) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, as of March 31, 2016, and therefore all deferred taxes are classified as non-current in our condensed consolidated statement of financial position as of September 30, 2016. See Note 17 below for further information. For both periods, deferred tax assets and liabilities within the same tax jurisdiction are offset for presentation in the Consolidated Statement of Financial Position.
Included in the Q3 2016 effective tax rate is a release of reserves for an uncertain tax position for which an indemnity receivable had been recorded. The reversal of the receivable has been recorded in "Other income (expense), net" in our condensed consolidated financial statements.

Note 17 – Restructuring
On August 8, 2016, we announced we will relocate our global headquarters from Rogers, Connecticut to Chandler, Arizona. The move will build upon our presence in Arizona, where we already have major business and manufacturing operations. The decision supports our long-term strategy and is an integral part of our plans for growth and expansion. The new corporate headquarters location will be home to approximately 70 employees who support areas such as human resources, information technology, finance and supply chain, among others. The Rogers, Connecticut location will continue to have manufacturing, research and development and support services. In the third quarter of 2016, we recorded $0.2 million of expense related to this project.
The fair value of the total severance benefits to be paid is $1.5 million, of this, $0.1 million was expensed as of the third quarter of 2016. This total will be expensed ratably over the required service period for the affected employees.

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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of debt issuance costs in the balance sheet. The new guidance requires that debt issuance costs no longer be classified as an asset, but rather as an offset to the outstanding debt. The amortization of these costs continues to be recorded as an interest expense. We adopted this standard in the first quarter of 2016. The new standard is required to be applied retrospectively. The application of this guidance resulted in reclassifications of debt issuance costs of $0.5 million from current assets to the current portion of long-term debt as of September 30, 2016 and December 31, 2015. The application of this guidance resulted in reclassifications of debt issuance costs from long term assets to long-term debt of $1.3 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be classified as noncurrent. ASU No. 2015-17 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 with early adoption permitted. We elected to prospectively adopt ASU No. 2015-17 as of March 31, 2016. The adoption of this guidance did not have any impact on our condensed consolidated statements of operations or cashflows. Had we applied this guidance retrospectively, $9.6 million would have been reclassified from current deferred tax assets to long term deferred tax assets in our consolidated statement of financial position as of December 31, 2015. See Note 16 - "Income Taxes" for further information.
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
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in counterparty of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination of the original derivative instrument or a change in the critical terms of the hedge relationship. We do not presently expect the application of this accounting standard to have an impact on our financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU amends ASC 230 to address eight cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted and the provisions are to be applied using a retrospective approach. We are currently evaluating the impact this new standard will have on our financial statements.

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
2016 Third Quarter Executive Summary
In the third quarter of 2016 as compared to the third quarter of 2015, our net sales increased 3.1% to $165.3 million, gross margin increased 30 basis points to 37.5%, and operating income decreased 0.2% to $23.1 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our net sales increase in the third quarter of 2016 was attributable to the increase in sales of our EMS and PES segments. Net sales in two of our three strategic business segments, EMS and PES, increased in the third quarter of 2016. These increases were primarily driven by higher demand in the portable electronics and electric and hybrid electric vehicles markets. The ACS strategic business had a slight decline compared to prior year, mostly driven by currency. Total net sales were negatively impacted 3.2% in the third quarter of 2016 as compared to the third quarter of 2015 as a result of the December 2015 divestiture of the lower margin Arlon polyimide and thermoset business, which was part of our Other segment.

•
Our gross margin improved 30 basis points and our operating margin declined 50 basis points in the third quarter of 2016 as our performance improvements were offset by costs associated with strategic business investments. Our gross margin improved to 37.5% in the third quarter of 2016 as compared to 37.2% in the third quarter of 2015 as a result of performance improvements, driven by purchasing savings from copper and other materials, and increased operational efficiencies, combined with the impact of the divestiture of the lower-margin Arlon polyimide and thermoset business. However, operating income declined to $23.1 million in the third quarter of 2016, as compared to $23.2 million in the third quarter of 2015, as a result of increased selling, general and administrative costs, principally due to costs associated with strategic business investments.

•
We are an innovation company, and in the third quarter of 2016 we continued our investment in research and development, with research and development expenses 4.4% of our quarterly net sales. Research and development (R&D) expenses were $7.3 million in the third quarter of 2016, which is consistent with the third quarter of 2015. Our spending continues to be focused on developing new platforms and technologies. Since 2013, we have made concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	37.5%	37.2%	37.8%	37.4%

Selling, general and administrative expenses	19.1%	18.2%	19.8%	20.1%
Research and development expenses	4.4%	4.5%	4.3%	4.2%
Operating income	14.0%	14.5%	13.7%	13.1%

Equity income in unconsolidated joint ventures	0.5%	0.5%	0.5%	0.4%
Other income (expense), net	0.4%	(0.5)%	0.1%	(0.3)%
Interest expense, net	(0.5)%	(0.7)%	(0.6)%	(0.7)%
Income before income tax expense	14.5%	13.8%	13.6%	12.5%

Income tax expense	4.7%	6.0%	6.0%	4.4%

Net income	9.7%	7.8%	7.6%	8.1%
Net Sales

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Net sales	$165,259	$160,366	3.1%	$483,314	$488,515	(1.1)%
Gross margin	37.5%	37.2%		37.8%	37.4%
Net sales increased by 3.1% in the third quarter of 2016 compared to the third quarter of 2015. This increase was due principally to increased demand in our EMS and PES businesses of 7.2% partially offset by the 2015 sales related to the Arlon polyimide and thermoset laminate business, which was sold in December 2015. Currency had a negative impact of 0.9% on net sales. The ACS operating segment net sales decreased 1.0%, the EMS operating segment net sales increased 16.3% and the PES operating segment net sales increased 8.8%.
On a year to date basis, net sales decreased by 1.1% from the first nine months of 2015. The decrease in net sales was composed of a negative currency impact of 1.2%. The ACS operating segment net sales increased 1.1%, with a negative currency impact of 0.9%. The EMS operating segment net sales increased 5.9%, with a negative currency impact of 1.7%. The PES operating segment net sales declined 0.2%, with a negative currency impact of 1.0%. Contributing to the decline in sales by 3.0% is the 2015 sales related to the Arlon polyimide and thermoset laminate business, which was sold in December 2015.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased 30 basis points to 37.5% in the third quarter of 2016 compared to 37.2% in the third quarter of 2015. Gross margin in the third quarter of 2016 was favorably impacted by an increase in net sales, combined with the improvement from divestiture of the lower margin Arlon polyimide and thermoset business.
On a year to date basis, gross margin as a percentage of net sales increased by 40 basis points to 37.8% in the first nine months of 2016 from 37.4% in the first nine months of 2015. The gross margin for the first nine months of 2015 included $1.8 million of purchase accounting expenses related to the Arlon acquisition, of which $1.6 million was the non-recurring fair value adjustment for inventory.

Selling, General and Administrative Expenses

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Selling, general and administrative expenses	$31,489	$29,190	7.9%	$95,718	$98,363	(2.7)%
Percentage of sales	19.1%	18.2%		19.8%	20.1%
Selling, general and administrative expenses increased 7.9% in the third quarter of 2016 from the third quarter of 2015, due principally to $3.6 million of incentive compensation costs as well as $1.8 million of costs associated with strategic business investments in 2016. These costs were partially offset by $1.2 million of lower spending in our Selling and Marketing departments, along with other cost savings from cost containment initiatives. The third quarter of 2016 includes a reversal of an environmental Voluntary Corrective Action Program (VCAP) reserve of $0.9 million as well as $0.2 million of costs associated with the headquarters relocation project. The third quarter of 2015 included $0.5 million of restructuring costs which did not recur in 2016.
On a year to date basis, selling, general and administrative expenses decreased 2.7%, principally due to the 2015 results including $4.8 million in integration expenses related to the Arlon acquisition that did not recur in 2016. On a year to date basis incentive compensation increased $4.5 million and costs associated with strategic projects increased $2.8 million, which was offset by the cost savings from cost containment initiatives.
Research and Development Expenses

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Research and development expenses	$7,294	$7,285	0.1%	$20,916	$20,446	2.3%
Percentage of sales	4.4%	4.5%		4.3%	4.2%
Research and development (R&D) expenses increased 0.1% in the third quarter of 2016 from the third quarter of 2015 and increased 2.3% year to date. The increases are due to continued investments that are targeted at developing new platforms and technologies focused on long-term growth initiatives at our innovation centers in the U.S. and Asia.
Equity Income in Unconsolidated Joint Ventures

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Equity income in unconsolidated joint ventures	$898	$877	2.4%	$2,220	$2,187	1.5%
Equity income in unconsolidated joint ventures increased 2.4% in the third quarter of 2016 from the third quarter of 2015, and year to date increased 1.5%. The increases were due to higher demand, primarily in the portable electronics market.

Other Income (Expense), Net

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Other income (expense), net	$676	$(756)	189.4%	$320	$(1,404)	122.8%
Quarter over quarter, the decrease in expense was primarily attributable to favorable foreign currency and copper hedging transaction costs of $0.2 million, combined with a gain of $1.0 million related to various foreign currencies fluctuations, compared to unfavorable foreign currency transaction costs of $0.3 million and depreciation of various foreign currencies of $0.3 million in the prior year. The third quarter of 2016, also had $0.8 million of expense for receivables related to tax indemnities that were reversed, which related to the release of uncertain tax positions.

On a year to date basis, in the first nine months of 2016 we recognized favorable foreign currency and copper hedging transactions costs and currency fluctuations of $1.0 million, compared to unfavorable costs and currency fluctuations of $0.8 million in the first nine months of 2015. The third quarter of 2016, also had $0.8 million of expense for receivables related to tax indemnities that were reversed, which related to the release of uncertain tax positions. In the first quarter of 2016, we recorded an additional loss related to the sale of the Arlon polyimide and thermoset laminate business of $0.2 million.
Interest Expense, Net

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Interest expense, net	$(811)	$(1,126)	(28.0)%	$(3,047)	$(3,435)	(11.3)%
Interest expense, net, decreased by 28.0% in the third quarter of 2016 from the third quarter of 2015, and 11.3% year to date. These declines were primarily due to a $100 million debt repayment in Q3 2016 on borrowings incurred in January 2015 associated with the Arlon acquisition, which reduced our outstanding borrowings under our credit facility to $76.2 million, as of September 30, 2016.
Income Taxes

	Quarter Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change
Income tax expense	$7,844	$9,646	(18.7)%	$29,125	$21,555	35.1%
Effective tax rate	32.8%	43.5%		44.5%	35.2%
Our effective income tax rate was 32.8% and 43.5% for the three months ended September 30, 2016 and 2015, respectively. The decrease from the third quarter of 2015 is primarily due to a $0.8 million benefit from a reversal of an uncertain tax position in the current quarter and the prior year being unfavorably impacted by $1.9 million related to finalization of 2014 income tax year returns. Our effective income tax rate was 44.5% and 35.2% for the nine months ended September 30, 2016 and 2015, respectively. The increase from the nine months ended September 30, 2015 is primarily related to withholding taxes on off-shore cash movements, a change to our assertion that certain foreign earnings are permanently reinvested and a change in the mix of earnings attributable to higher-taxing jurisdictions, offset by benefits associated with an increase in the reversal of reserves for uncertain tax positions. This increase was offset by the prior year being unfavorably impacted by $1.9 million related to finalization of 2014 income tax year returns. The nine months ended September 30, 2015 also included a benefit due to a change of the state tax rate as a result of a legal reorganization and release of valuation allowance on certain state tax attributes.
Included in the Q3 2016 effective tax rate is a release of reserves for an uncertain tax position for which an indemnity receivable had been recorded. The reversal of the receivable has been recorded in "Other income (expense), net" in our condensed consolidated financial statements.

Segment Sales and Operations
Advanced Connectivity Solutions

	Quarter Ended		Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$65.5	$66.2	$206.1	$203.9
Operating income	$7.6	$12.0	34.3	37.0
The Advanced Connectivity Solutions (ACS) operating segment is comprised of products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, and automotive, among others.
Q3 2016 versus Q3 2015
Net sales in this segment decreased by 1.0% in the third quarter of 2016 compared to the third quarter of 2015. Net sales were unfavorably impacted by 0.8% due to currency fluctuations. The decrease in net sales over the third quarter of 2015 was unfavorably impacted by the wireless telecom market (-9.8%) and aerospace and defense applications (-5.3%). This decrease was partially offset by growth in automotive radar applications for Advanced Drive Assistance Systems (26.2%).

Operating income decreased by 36.7% in the third quarter of 2016 from the third quarter of 2015. As a percentage of net sales, operating income in the third quarter of 2016 was 11.6%, a 650 basis point decrease as compared to the 18.1% reported in the third quarter of 2015. This decline is primarily due to the lower net sales as well as unfavorable mix, unfavorable volume pricing and additional corporate selling, general and administrative expense allocations.
YTD 2016 versus YTD 2015
Net sales in this segment increased by 1.1% in the first nine months of 2016 compared to the first nine months of 2015. Currency fluctuations decreased net sales by 0.9%. The increase in net sales is driven primarily by automotive radar applications for Advanced Drive Assistance Systems (21.5%) and aerospace and defense applications (3.3%) and other applications (15.1%), partially offset by a decline in the wireless telecom market (-6.3%) and lower demand in the satellite TV dish applications (-21.1%).
Operating income declined by 7.1% in the first nine months of 2016 from the first nine months of 2015. As a percentage of net sales, the first nine months of 2016 operating income was 16.7%, a 140 basis point decrease as compared to the 18.1% reported in the first nine months of 2015. The first nine months of 2016 operating profit was positively impacted by higher sales, however this increase was offset by unfavorable mix and absorption. Additionally the first nine months of 2015 results included $2.5 million of integration expenses related to the Arlon acquisition, which did not repeat in 2016.
Elastomeric Material Solutions

	Quarter Ended		Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$54.4	$46.8	$146.5	$138.4
Operating income	$10.9	$8.2	21.6	16.7
The Elastomeric Material Solutions (EMS) operating segment is comprised of our polyurethane and silicone products, which are sold into a wide variety of markets for various applications such as general industrial, portable electronics, consumer and transportation markets for gasketing, sealing, impact protection and cushioning applications.
Q3 2016 versus Q3 2015
Net sales in this segment increased by 16.3% in the third quarter of 2016 compared to the third quarter of 2015. Net sales were unfavorably impacted by 1.6% due to currency fluctuations. The increase in net sales, was driven by growth in portable electronics (52.1%), general industrial (2.2%) and automotive applications (71.4%), which was partially offset by a decline in consumer applications (-10.1%) and mass transit applications (-9.4%).
Operating income increased by 34.1% in the third quarter of 2016 from the third quarter of 2015. As a percentage of net sales, third quarter of 2016 operating income was 20.1%, a 270 basis point increase as compared to the 17.4% reported in the third quarter of 2015. Operating income increased due to higher net sales and the cost savings plan executed in the first quarter of 2016, partially offset by additional corporate selling, general and administrative expense allocations.
YTD 2016 versus YTD 2015
Net sales in this segment increased by 5.9% in the first nine months of 2016 from the first nine months of 2015. Currency fluctuations decreased net sales by 1.7%. The increase in net sales was driven primarily by portable electronics applications (27.3%) and automotive applications (36.2%). These increases were partially offset by declines in demand in general industrial (-1.4%), consumer applications (-9.6%) and mass transit applications (-5.4%).
Operating income increased by 29.0% in the first nine months of 2016 from the first nine months of 2015. As a percentage of net sales, the first nine months of 2016 operating income was 14.7%, a 260 basis point increase as compared to the 12.1% reported in the first nine months of 2015. The increase in operating income in 2016 is primarily due to an increase in net sales, and additionally the first nine months of 2015 results including $1.8 million of integration expenses related to the Arlon acquisition which did not repeat in 2016.
Power Electronics Solutions

	Quarter Ended		Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$39.8	$36.6	$113.4	$113.6
Operating income	$2.8	$1.1	4.5	4.4

The Power Electronics Solutions (PES) operating segment is comprised of two product lines - curamik® direct-bonded copper (DBC) substrates that are used primarily in the design of intelligent power management devices, such as IGBT (insulated gate bipolar transistor) modules that enable a wide range of products including highly efficient industrial motor drives, wind and solar energy converters and electrical systems in automobiles, and ROLINX® busbars that are used primarily in power distribution systems products in electric and hybrid electric vehicles and clean technology applications.
Q3 2016 versus Q3 2015
Net sales in this segment increased by 8.8% in the third quarter of 2016 from the third quarter of 2015. Net sales was unfavorably impacted by 0.2% due to currency fluctuations. Net sales was positively impacted by increased demand in electric and hybrid electric vehicles (49.8%), variable frequency motor drives (13.1%), vehicle electrification (13.4%) and certain renewable energy applications (7.3%), partially offset by lower demand in rail applications (-42.0%).
Operating income for the quarter increased by 150.6% in the third quarter of 2016 from the third quarter of 2015. As a percentage of net sales, third quarter of 2016 operating income was 7.0%, a 400 basis point increase as compared to the 3.0% reported in the third quarter of 2015. This increase is primarily due to higher net sales as well as operational efficiency programs, partially offset by corporate selling, general and administrative expense allocations. Additionally, the third quarter of 2015 included $0.5 million of severance costs that did not repeat in 2016.
YTD 2016 versus YTD 2015
Net sales in this segment decreased by 0.2% in the first nine months of 2016 from the first nine months of 2015. Net sales were unfavorably impacted by 1.0% due to currency fluctuations, which offset the net sales increase driven by increased demand in electric and hybrid electric vehicles (14.4%), variable frequency motor drives (8.8%) and certain renewable energy applications (12.2%). These increased net sales were partially offset by lower demand in rail applications (-43.7%).
Operating income increased 3.8% in the first nine months of 2016 from the first nine months of 2015. As a percentage of net sales, the first nine months of 2016 operating income was 4.0%, a 20 basis point increase as compared to the 3.8% reported in the first nine months of 2015. This increase is primarily due to operational efficiency programs partially offset by unfavorable product mix. Additionally, 2015 included $0.5 million of severance costs that did not repeat in 2016.
Other

	Quarter Ended		Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$5.6	$10.9	$17.3	$32.7
Operating income	$1.8	$1.9	5.5	5.9
Our Other segment consists of our elastomer rollers and floats business, as well as our inverter distribution business. Additionally, this segment included the acquired Arlon polyimide and thermoset laminate business from January 2015 until it was sold in December 2015.
Q3 2016 versus Q3 2015
Net sales decreased by 48.7% in the third quarter of 2016 from the third quarter of 2015, due principally to the impact of the sale of the Arlon polyimide and thermoset laminate business in December 2015 and a negative currency impact of 1.3%.
Operating income remained consistent in the third quarter of 2016 compared to the third quarter of 2015. As a percentage of net sales, operating income increased to 33.1% in the third quarter of 2016 from 17.8% in the third quarter of 2015, due principally to the sale of the lower margin Arlon polyimide and thermoset laminate business.
YTD 2016 versus YTD 2015
Net sales decreased by 47.0% in the first nine months of 2016 from the first nine months of 2015, due principally to the impact of the sale of the Arlon polyimide and thermoset laminate business in December 2015. Net sales were unfavorably impacted by 1.3% due to currency fluctuations.
Operating income decreased 5.9% in the first nine months of 2016 from the first nine months of 2015. The decline was primarily due to $0.6 million of integration expenses related to the Arlon acquisition that are included in the first nine months of 2015 results, which didn't repeat in 2016.
As a percentage of net sales, operating income increased to 32.0% in the first nine months of 2016 from 18.0% in the first nine months of 2015, due principally to the sale of the lower margin Arlon polyimide and thermoset laminate business.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. We believe that our existing sources of liquidity and cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures, research and development efforts and our debt service commitments. We continue to have access to the remaining portion of the line of credit available under our Amended Credit Agreement, should any issue or strategic opportunities arise. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Key Balance Sheet Accounts:
Cash and cash equivalents	$173,516	$204,586
Accounts receivable, net	$112,049	$101,428
Inventories	$86,274	$91,824
Outstanding borrowing on credit facilities (short term and long term)	$76,219	$178,626

	Nine Months Ended
	September 30, 2016	September 30, 2015
Key Cash Flow Measures:
Cash provided by operating activities	$94,223	$45,561
Cash used in investing activities	$(14,926)	$(177,307)
Cash (used in) provided by financing activities	$(108,947)	$90,686
At the end of the third quarter of 2016, cash and cash equivalents were $173.5 million as compared to $204.6 million at the end of 2015, a decrease of $31.1 million, or 15.2%. This decrease was due primarily to $102.6 million in debt repayments, $14.9 million in capital expenditures and $8.0 million in share repurchases, partially offset by strong cash generated by operations.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
U.S.	$60,854	$37,263
Europe	25,611	66,295
Asia	87,051	101,028
Total cash and cash equivalents	$173,516	$204,586
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

In addition to changes in our long term debt, as described above, significant changes in our balance sheet accounts from December 31, 2015 to September 30, 2016 were as follows:

◦
Accounts receivable increased by 10.5% to $112.0 million in the third quarter of 2016, from $101.4 million at December 31, 2015. The increase from year end was due to higher net sales in the third quarter of 2016, in comparison with the fourth quarter of 2015.

◦
Inventories decreased 6.0% to $86.3 million in the third quarter of 2016, from $91.8 million at December 31, 2015. The decrease is due to efforts at our ACS operating segment to reduce inventory levels, and this was partially offset by an increase at our PES operating segment due to increased demand.

◦
Accounts payable increased by 26.9% to $28.3 million in the third quarter of 2016, from $22.3 million at December 31, 2015. This overall increase is due to the timing of various invoices, combined with the increased inventory purchases at our EMS and PES operating segment to meet customer demand.

During the three and nine months ended September 30, 2016, we repurchased 70,857 shares of our capital stock for $4.0 million and 140,498 shares of our capital stock for $8.0 million, respectively, under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective on August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2016, $48.0 million had been spent to repurchase 868,071 shares inception-to-date, and $52.0 million remained to repurchase under our share repurchase program. All purchases were made using cash from operations and cash on hand.
During the third quarter of 2016, other than with respect to the debt repayments discussed above, there were not any material new developments related to our credit facilities, restrictions on dividend payments or capital lease. Refer to Note 12 - “Debt” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on liquidity matters.

Contingencies
During the third quarter of 2016, a change to a remediation plan was approved which will reduce our overall expected costs. Accordingly, we reduced the associated accrual by $0.9 million. We did not incur any material costs or capital expenditures related to environmental matters. Refer to Note 14 - “Commitments and Contingencies” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and other contingencies.

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There were no material changes in our critical accounting policies during the third quarter of 2016.
Recent Accounting Pronouncements
See Note 18 - “Recent Accounting Pronouncements” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the third quarter of 2016. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report.

Item 4.	Controls and Procedures
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2016. The Company's disclosure controls and procedures are designed to (i) ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2 (a) and (b) are not applicable
(c) Stock Repurchases

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
February 1, 2016 to February 29, 2016	25,667	$51.77	25,667	$58,679
March 1, 2016 to March 31, 2016	12,300	$54.37	12,300	$58,010
May 1, 2016 to May 31, 2016	31,674	$63.11	31,674	$56,012
July 1, 2016 to July 31, 2016	—	$—	—	$—
August 1, 2016 to August 31, 2016	70,857	$56.42	70,857	$52,014
September 1, 2016 to September 30, 2016	—	$—	—	$—
During the three and nine months ended September 30, 2016, we repurchased 70,857 shares of our capital stock for $4.0 million and 140,498 shares of our capital stock for $8.0 million, respectively, under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program became effective on August 11, 2015, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2016, $48.0 million had been spent to repurchase 868,071 shares inception-to-date, and $52.0 million remained to repurchase under our share repurchase program. All purchases were made using cash from operations and cash on hand. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

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

101
The following materials from Rogers Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statement of Shareholders' Equity at September 30, 2016 and December 31, 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Janice E. Stipp
Janice E. Stipp
Vice President, Finance and Chief Financial Officer
Principal Financial and Chief Accounting Officer
Dated: November 3, 2016