Form 10-Q
period 2017-03-31
ROGERS CORP
filed 2017-05-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (860) 774-9605
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of April 24, 2017 was 18,126,756.

ROGERS CORPORATION
FORM 10-Q

March 31, 2017

Forward Looking Statements
This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Part I – Financial Information

Item 1.	Financial Statements

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended
	March 31, 2017	March 31, 2016
Net sales	$203,828	$160,566
Cost of sales	123,478	100,058
Gross margin	80,350	60,508

Selling, general and administrative expenses	34,165	29,860
Research and development expenses	6,961	6,549
Restructuring and impairment charges	725	—
Gain on sale of long-lived asset	(942)	—
Operating income	39,441	24,099

Equity income in unconsolidated joint ventures	1,009	613
Other income (expense), net	715	(546)
Interest expense, net	(1,248)	(1,121)
Income before income tax expense	39,917	23,045
Income tax expense	12,885	8,117
Net income	$27,032	$14,928

Basic earnings per share	$1.50	$0.83
Diluted earnings per share	$1.47	$0.82

Shares used in computing:
Basic earnings per share	18,056	17,966
Diluted earnings per share	18,373	18,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 31, 2017	March 31, 2016
Net income	$27,032	$14,928

Foreign currency translation adjustment	4,138	10,926
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	(114)	4
Unrealized gain (loss) reclassified into earnings (Note 6)	—	2
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6):
Amortization of loss	30	35
Other comprehensive income (loss)	4,054	10,967

Comprehensive income (loss)	$31,086	$25,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$186,111	$227,767
Accounts receivable, less allowance for doubtful accounts of $2,336 and $1,952	134,084	119,604
Inventories	94,795	91,130
Prepaid income taxes	3,924	3,020
Asbestos-related insurance receivables	7,099	7,099
Other current assets	12,616	8,910
Assets held for sale	1,727	871
Total current assets	440,356	458,401

Property, plant and equipment, net of accumulated depreciation	175,642	176,916
Investments in unconsolidated joint ventures	16,726	16,183
Deferred income taxes	23,480	14,634
Goodwill	228,229	208,431
Other intangible assets	169,579	136,676
Asbestos-related insurance receivables	41,295	41,295
Other long-term assets	6,081	3,964
Total assets	$1,101,388	$1,056,500
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$30,297	$28,379
Accrued employee benefits and compensation	24,696	31,104
Accrued income taxes payable	15,506	10,921
Current portion of lease obligation	356	350
Current portion of long term debt	—	3,653
Asbestos-related liabilities	7,099	7,099
Other accrued liabilities	19,162	19,679
Total current liabilities	97,116	101,185
Borrowings under credit facility	241,188	235,877
Long term lease obligation	4,962	4,993
Pension and post-retirement benefit obligations	8,501	8,501
Retiree health care and life insurance benefits	1,992	1,992
Asbestos-related liabilities	44,883	44,883
Non-current income tax	6,517	6,238
Deferred income taxes	13,463	13,883
Other long-term liabilities	3,527	3,162
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 18,121 and 18,021 shares outstanding	18,121	18,021
Additional paid-in capital	118,213	118,678
Retained earnings	631,113	591,349
Accumulated other comprehensive income (loss)	(88,208)	(92,262)
Total shareholders’ equity	679,239	635,786
Total liabilities and shareholders’ equity	$1,101,388	$1,056,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities:
Net income	$27,032	$14,928
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	10,547	8,973
Stock-based compensation expense	1,020	1,992
Deferred income taxes	3,516	1,013
Equity in undistributed income of unconsolidated joint ventures	(1,009)	(613)
Dividends received from unconsolidated joint ventures	616	—
Pension and postretirement benefits	(365)	(702)
Loss (gain) from the sale of property, plant and equipment	(947)	—
Bad debt expense	384	—
Proceeds from insurance related to operations	480	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(12,439)	(6,657)
Inventories	(769)	(1,021)
Pension contribution	(70)	(63)
Other current assets	(4,063)	(1,621)
Accounts payable and other accrued expenses	(1,441)	8,307
Other, net	742	1,651
Net cash provided by operating activities	23,234	26,187

Investing Activities:
Business acquisition	(60,191)	—
Capital expenditures, net	(5,270)	(4,813)
Proceeds from insurance related to property, plant and equipment	450	—
Proceeds from the sale of property, plant and equipment, net	1,603	—
Net cash used in investing activities	(63,408)	(4,813)

Financing Activities:
Proceeds from long term borrowings	—	—
Debt issuance costs	(1,029)	—
Repayment of debt principal and long term lease obligation	(87)	(757)
Repurchases of capital stock	—	(1,997)
Proceeds from the exercise of stock options, net	765	564
Issuance of shares upon vesting of restricted stock units, net	(2,572)	(1,175)
Proceeds from issuance of shares to employee stock purchase plan	422	427
Net cash (used in) provided by financing activities	(2,501)	(2,938)

Effect of exchange rate fluctuations on cash	1,019	6,181

Net increase (decrease) in cash and cash equivalents	(41,656)	24,617
Cash and cash equivalents at beginning of period	227,767	204,586
Cash and cash equivalents at end of period	$186,111	$229,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock/Capital Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2016	$18,021	$118,678	$591,349	$(92,262)	$635,786
Net income	—	—	27,032	—	27,032
Other comprehensive income (loss)	—	—	—	4,054	4,054
Stock options exercised	22	743	—	—	765
Shares issued for employees stock purchase plan	8	414	—	—	422
Shares issued for vested restricted stock units, net of cancellations for tax withholding	70	(2,642)	—	—	(2,572)
Cumulative-effect adjustment of change in accounting for share-based compensation	—	—	12,732	—	12,732
Stock-based compensation expense	—	1,020	—	—	1,020
Balance at March 31, 2017	$18,121	$118,213	$631,113	$(88,208)	$679,239

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
Certain statement of financial position reclassifications have been made to prior period balances in order to conform to the current period’s presentation.
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
From time to time we enter into various instruments that require fair value measurement. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, included:

(Dollars in thousands)	Carrying amount as of March 31, 2017	Level 1	Level 2	Level 3
Foreign currency contracts	$21	$—	$21	$—
Copper derivative contracts	$1,342	$—	$1,342	$—
Interest rate swap	$(180)	$—	$(180)	$—

(Dollars in thousands)	Carrying amount as of December 31, 2016	Level 1	Level 2	Level 3
Foreign currency contracts	$(170)	$—	$(170)	$—
Copper derivative contracts	$1,277	$—	$1,277	$—

Note 3 – Hedging Transactions and Derivative Financial Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks being managed through our use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk (primarily related to copper). During the first quarter of 2017, we also entered into an interest rate swap to hedge interest rate risk. We do not use derivative financial instruments for trading or speculative purposes. The valuation of derivative contracts used to manage each of these risks is described below:

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

•
Interest Rates - The fair value of interest rate swap instruments is derived by comparing the present value of the interest rate forward curve against the present value of the swap rate, relative to the notional amount of the swap. The net value represents the estimated amount we would receive or pay to terminate the agreements. Settlement amounts for an “in the money” swap would be adjusted down to compensate the counterparty for cost of funds, and the adjustment is directly related to the counterparties’ credit ratings.

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of operations during the current period. As of March 31, 2017 only our interest rate swap qualified for hedge accounting treatment. For the three months ended March 31, 2017 and 2016 there was no hedge ineffectiveness.
Foreign Currency
During the quarter ended March 31, 2017, we entered into Chinese Yuan, Japanese Yen, and Korean Won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations.
As of March 31, 2017 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
KRW/USD	₩	5,291,766,000
USD/JPY		$512,637
JPY/EUR		¥338,000,000
EUR/USD		€3,914,930
EUR/HUF		€586,678
USD/CNY		$6,083,500

Commodity
We currently have twenty-four outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the forecasted 2017 monthly copper exposure and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations. The notional values of our copper contracts outstanding as of March 31, 2017 were:

Notional Value of Copper Derivatives
April 2017 - June 2017	122	metric tons per month
July 2017 - September 2017	122	metric tons per month
October 2017 - December 2017	122	metric tons per month
January 2018 - March 2018	56	metric tons per month
April 2018 - June 2018	25	metric tons per month
Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. See Note 12, “Debt” for further discussion regarding the credit facility. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our previously outstanding term loan debt. This swap expired as of June 30, 2016.
Effects on Statements of Operations and of Comprehensive Income (Loss):

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended March 31, 2017	Fair Values of Derivative Instruments as of March 31, 2017
		Gain (Loss)	Other Assets (Liabilities)
Foreign Exchange Contracts	Location
Contracts not designated as hedging instruments	Other income (expense), net	$21	$21
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$215	$1,342
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$(180)	$(180)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended March 31, 2016	Fair Values of Derivative Instruments as of March 31, 2016
		Gain (Loss)	Other Assets (Liabilities)
Foreign Exchange Contracts	Location
Contracts not designated as hedging instruments	Other income (expense), net	$(114)	$(114)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$33	$255
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$11	$(7)

Note 4 – Inventories
Inventories are valued at the lower of cost or market. Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Raw materials	$33,850	$29,788
Work-in-process	26,452	26,440
Finished goods	34,493	34,902
Total inventories	$94,795	$91,130

Note 5 – Acquisitions

Diversified Silicone Products
On January 6, 2017, we acquired the principal operating assets of Diversified Silicone Products, Inc. (“DSP”), pursuant to the terms of the Asset Purchase Agreement by and among the Company, DSP and the principal shareholders of DSP (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, we acquired certain assets and assumed certain liabilities of DSP for a total purchase price of approximately $60.2 million.
We used borrowings of $30.0 million under our credit facility in addition to cash on hand to fund the acquisition.
DSP is a custom silicone product development and manufacturing business and expands the portfolio of Rogers’ Elastomeric Material Solutions business (“EMS”) in cellular sponge and specialty extruded silicone profile technologies, while strengthening existing expertise in precision-calendered silicone and silicone formulating and compounding.
The acquisition has been accounted for in accordance with applicable purchase accounting guidance. On a preliminary basis, we recorded goodwill primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets related to acquired customer relationships, developed technology, trademarks, and a covenant not to compete. As of the filing date of this Form 10-Q, the final purchase accounting and purchase price allocation for the DSP acquisition are substantially complete, however, we continue to refine our preliminary valuation of certain acquired assets. Goodwill is subject to change based on the finalization of acquisition accounting. The following table represents the preliminary fair market values assigned to the acquired assets and liabilities in the transaction:

(Dollars in thousands)	January 6, 2017
Assets:
Accounts receivable	$2,724
Prepaid expenses	21
Inventory	2,433
Property, plant & equipment	1,589
Intangible assets	35,860
Goodwill	17,793
Total assets	60,420

Liabilities:
Accounts payable	179
Accrued expenses	50
Total liabilities	229

Fair value of net assets acquired	$60,191

The intangible assets consists of customer relationships valued at $30.5 million, developed technology valued at $1.8 million, trademarks valued at $3.3 million, and a covenant to not compete valued at $0.3 million. The fair value of acquired identified intangible assets was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 under the fair value measurements and disclosure guidance.

The weighted average amortization period for the intangible asset classes are 11.8 years for customer relationships, 4.3 years for developed technology, 11.7 years for trademarks, and 4.1 years for a covenant not to compete, resulting in amortization expenses ranging from $1.1 million to $2.0 million annually. The estimated annual future amortization expense is $1.5 million for the remainder of 2017, $1.9 million for 2018, and $1.8 million for 2019, 2020, and 2021.
During the first quarter of 2017, we incurred transaction costs of $0.5 million, which were recorded within selling, general and administrative expenses on the condensed consolidated statements of operations.
The results of DSP have been included in our condensed consolidated financial statements only for the period subsequent to the completion of the acquisition on January 6, 2017, through March 31, 2017. DSP’s net sales for this period totaled $5.5 million.

DeWAL
On November 23, 2016, we acquired all of the membership interests in DeWAL Industries LLC (“DeWAL”), pursuant to the terms of the Membership Interest Purchase Agreement, dated November 23, 2016, by and among the Company and the owners of DeWAL for an aggregate purchase price of $135.5 million.
We used borrowings of $136.0 million under our credit facility to fund the acquisition.
DeWAL is a leading manufacturer of polytetrafluoroethylene and ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets.
The acquisition has been accounted for in accordance with applicable purchase accounting guidance. We recorded goodwill, primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets primarily related to customer relationships, developed technology, trademarks, and a covenant not to compete. As of the filing date of this Form 10-Q, the final purchase accounting and purchase price allocation for the DeWAL acquisition are substantially complete; however, we continue to refine our preliminary valuation of certain acquired assets such as intangible assets and goodwill. The following table represents the preliminary fair values assigned to the acquired assets and liabilities in the transaction:

(Dollars in thousands)	November 23, 2016
Assets:
Cash and cash equivalents	$1,539
Accounts receivable	7,513
Other current assets	691
Inventory	9,915
Property, plant & equipment	9,932
Intangible assets	73,500
Goodwill	35,755
Other long-term assets	101
Total assets	138,946

Liabilities:
Accounts payable	2,402
Other current liabilities	1,062
Total liabilities	3,464

Fair value of net assets acquired	$135,482

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

The weighted average amortization period for the intangible asset classes are 13.5 years for customer relationships, 8.6 years for developed technology, 5.2 years for trademarks, and 3.8 years for a covenant not to compete, resulting in amortization expenses ranging from $2.4 million to $4.3 million, annually. The future estimated annual amortization expense is $2.2 million for the remainder of 2017, $3.7 million for 2018, $4.1 million for 2019, and $4.3 million for 2020 and 2021.
During 2016, we incurred transaction costs of $2.1 million related to this acquisition, which were recorded within selling, general and administrative expenses on the consolidated statements of operations.

Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of Rogers, DSP and DeWAL, as if the DSP acquisition had occurred on January 1, 2016 and the DeWAL acquisition had occurred on January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the DSP and DeWAL acquisitions been completed as of January 1, 2016, and January 1, 2015, respectively, and should not be taken as indicative of our future consolidated results of operations.

(Dollars in thousands)	Three months ended March 31, 2016
Net sales	$178,897
Net income	13,263

Note 6 – Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016 were as follows:

(Dollars in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2015	$(41,365)	$(47,082)	$(11)	$(88,458)
Other comprehensive income (loss) before reclassifications	10,926	—	4	10,930
Amounts reclassified from accumulated other comprehensive income (loss) (3)	—	35	2	37
Net current-period other comprehensive income (loss)	10,926	35	6	10,967
Ending Balance March 31, 2016	$(30,439)	$(47,047)	$(5)	$(77,491)

Beginning Balance December 31, 2016	$(46,446)	$(45,816)	$—	$(92,262)
Other comprehensive income (loss) before reclassifications	4,138	—	(114)	4,024
Amounts reclassified from accumulated other comprehensive income (loss) (4)	—	30	—	30
Net current-period other comprehensive income (loss)	4,138	30	(114)	4,054
Ending Balance March 31, 2017	$(42,308)	$(45,786)	$(114)	$(88,208)
(1) Net of taxes of $9,144 and $9,160 as of March 31, 2017 and December 31, 2016, respectively. Net of taxes of $9,860 and $9,879 as of March 31, 2016 and December 31, 2015, respectively.
(2) Net of taxes of $65 and $0 as of March 31, 2017 and December 31, 2016, respectively. Net of taxes of $3 and $5 as of March 31, 2016 and December 31, 2015, respectively.
(3) Net of taxes of $19 and $1 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.
(4) Net of taxes of $14 for the pension plans and postretirement benefits.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income	$27,032	$14,928
Denominator:
Weighted-average shares outstanding - basic	18,056	17,966
Effect of dilutive shares	317	248
Weighted-average shares outstanding - diluted	18,373	18,214
Basic earnings per share	$1.50	$0.83
Diluted earnings per share	$1.47	$0.82
Certain potential options to purchase shares may be excluded from the calculation of diluted weighted-average shares outstanding where their exercise price is greater than the average market price of our capital stock during the relevant reporting period. For the quarter ended March 31, 2017, no shares were excluded. For the quarter ended March 31, 2016, 51,275 shares were excluded.

Note 8 – Stock-Based Compensation
Equity Compensation Awards
Performance-Based Restricted Stock Units
As of March 31, 2017, we had performance-based restricted stock awards from 2015, 2016 and 2017 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the vesting period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
The 2015 awards have two measurement criteria on which the final payout of each award is based - (i) the three year return on invested capital (ROIC) compared to that of a specified group of peer companies, and (ii) the three year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. The 2016 and 2017 awards have one measurement criteria - the three year TSR on the performance of our capital stock as compared to that of a specified group of peer companies. In accordance with the applicable accounting literature, the ROIC measurement criteria of the 2015 awards is considered a performance condition. As such, the fair value of the ROIC portion is determined based on the market value of the underlying stock price at the grant date, with cumulative compensation expense recognized to date being increased or decreased based on changes in the forecasted pay out percentage at the end of each reporting period. The TSR measurement criteria of the awards is considered a market condition. As such, the fair value of this measurement criteria was determined on the date of grant using a Monte Carlo simulation valuation model, with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest and with no changes for the final projected payout of the awards.
Below were the assumptions used in the Monte Carlo calculation:

	March 31, 2017	March 31, 2016
Expected volatility	33.6%	29.6%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.38%	0.93%
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
Forfeiture Rate - We previously estimated the forfeiture rate based on historical experience and our expectations regarding future terminations. To the extent our actual forfeiture rate was different from our estimate, stock-based compensation expense was adjusted accordingly. In accordance with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, we now account for forfeitures as they occur. The adoption of this standard, with respect to treatment of forfeitures, did not have a material impact on our condensed consolidated financial statements.
The following table summarizes the change in number of non-vested performance-based restricted stock awards outstanding since March 31, 2017:

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	151,769
Awards granted	56,147
Stock issued	(33,887)
Awards forfeited	(3,205)
Non-vested awards outstanding at March 31, 2017	170,824
During the three months ended March 31, 2017 and March 31, 2016, we recognized compensation income for performance-based stock awards of approximately $0.1 million and expense of approximately $0.7 million respectively.
Time-Based Restricted Stock
As of March 31, 2017, we had time-based restricted stock grants from 2013, 2014, 2015, 2016 and 2017 outstanding. The only remaining 2013 grant cliff vests on the fourth anniversary of the original grant date. The 2014, 2015, 2016 and 2017 grants all ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The following table summarizes the change in number of non-vested time-based restricted stock awards outstanding since March 31, 2017:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	239,189
Awards granted	75,710
Stock issued	(67,183)
Awards forfeited	(4,385)
Non-vested awards outstanding at March 31, 2017	243,331
During the three months ended March 31, 2017 and 2016 we recognized compensation expense for time-based restricted stock awards of approximately $1.0 million and $1.2 million, respectively.
Forfeiture Rate - We previously estimated the forfeiture rate based on historical experience and our expectations regarding future terminations. To the extent our actual forfeiture rate was different from our estimate, stock-based compensation expense was adjusted accordingly. In accordance with the adoption of ASU 2016-09 on January 1, 2017, we now account for forfeitures as they occur. The adoption of this standard, with respect to treatment of forfeitures, did not have a material impact on our condensed consolidated financial statements.
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

The following table summarizes the change in number of deferred stock units outstanding since March 31, 2017:

Deferred Stock Units
Awards outstanding at December 31, 2016	11,900
Awards granted	—
Stock issued	—
Awards outstanding at March 31, 2017	11,900
There was no expense associated with the deferred stock units in the first quarter of 2017 or 2016.
Stock Options
Stock options have been granted under various equity compensation plans, and we have generally granted options to employees that vest and become exercisable in one-third increments on the second, third and fourth anniversaries of the grant dates. The maximum contractual term for all options was normally ten years. We used the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. We have not granted any stock options since the first quarter of 2012.
The first quarter of 2016 was the final quarter in which we recognized stock based compensation expense related to previously issued stock option grants, and the amount of such expense was de minimis.
A summary of the activity under our stock option plans as of March 31, 2017 and changes during the three months then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	116,575	$37.76	3.2	$4,552,580
Options exercised	(22,300)	$34.30
Options forfeited	—	$—
Options outstanding at March 31, 2017	94,275	$37.46	3.1	$4,563,655
Options exercisable at March 31, 2017	94,275	$37.46	3.1	$4,563,655
Options vested at March 31, 2017	94,275	$37.46	3.1	$4,563,655
During the three months ended March 31, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.1 million, and the total amount of cash received from the exercise of these options was $0.8 million.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan in the quarters ended March 31, 2017 and 2016.

Note 9 – Pension Benefits and Other Postretirement Benefit Plans
Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	Quarter Ended		Quarter Ended
Change in benefit obligation:	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Service cost	$—	$—	$39	$37
Interest cost	1,841	1,893	18	19
Expected return on plan assets	(2,309)	(2,706)	—	—
Amortization of prior service cost (credit)	—	—	(373)	(373)
Amortization of net loss (gain)	433	447	(14)	(19)
Net periodic (benefit) cost	$(35)	$(366)	$(330)	$(336)
Employer Contributions
In the first three months of 2017 and 2016, we made required contributions of $0.1 million to our qualified defined benefit pension plans and did not make any voluntary contributions.
At December 31, 2016 we had met the minimum funding requirements for all of our qualified defined benefit pension plans due to a required contribution of $0.3 million to the pension plan that covers employees at our Bear, Delaware facility. We estimate that we will be required to make a contribution of $0.3 million in 2017.
As there is no funding requirement for the non-qualified defined benefit pension plans or the retiree health and life insurance benefit plans, benefit payments made during the year are funded directly by the Company.

Note 10 – Segment Information
Our reporting structure is comprised of the following operating segments: ACS, EMS, PES, and Other. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally.
In November 2016, we acquired DeWAL, a leading manufacturer of polytetrafluoroethylene, ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets. In January 2017, we acquired the principal operating assets of DSP, a custom manufacturer of silicone sheet, extrusions, stripping and compounds. We are in the process of integrating both DeWAL and DSP into our EMS segment.
The following table sets forth the information about our segments for the periods indicated, inter-segment sales have been eliminated from the net sales data:

	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Net sales
Advanced Connectivity Solutions	$78,543	$73,376
Elastomeric Material Solutions	76,849	46,317
Power Electronics Solutions	42,651	35,251
Other	5,785	5,622
Net sales	$203,828	$160,566

Operating income
Advanced Connectivity Solutions	$19,689	$15,900
Elastomeric Material Solutions	12,912	5,305
Power Electronics Solutions	4,935	1,296
Other	1,905	1,598
Operating income	39,441	24,099

Equity income in unconsolidated joint ventures	1,009	613
Other income (expense), net	715	(546)
Interest expense, net	(1,248)	(1,121)
Income before income tax expense	$39,917	$23,045

Note 11 – Joint Ventures
As of March 31, 2017, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $1.0 million and $0.6 million for the three months ended March 31, 2017, and 2016 respectively. These amounts are included in the condensed consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Net sales	$11,185	$9,237
Gross profit	$4,311	$3,099
Net income	$2,018	$1,226

Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $1.8 million and $2.4 million as of March 31, 2017 and December 31, 2016, respectively. We had payables of $1.1 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively.

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
All revolving loans are due on the maturity date, February 17, 2022 and as of March 31, 2017, we have $241.2 million in outstanding borrowings under our credit facility. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement.
At March 31, 2017, we have $2.7 million of outstanding deferred debt issuance costs consisting of $1.6 million related to the term loans under the Second Amended Credit Agreement and $1.1 million related to the Third Amended Credit Agreement. These costs will be amortized over the life of the Third Amended Credit Agreement, which will terminate in February 2022. We incurred amortization expense of $0.1 million in the three months ended March 31, 2017 and 2016 related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our previously outstanding term loan debt. This swap expired as of June 30, 2016.

Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2017.
Capital Lease
We have a capital lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of March 31, 2017 is $5.3 million. Depreciation expense related to the capital lease was $0.1 million for the three months ended March 31, 2017 and 2016. Accumulated depreciation at March 31, 2017 and December 31, 2016 was $3.5 million and $3.4 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.1 million for the three months ended March 31, 2017 and 2016. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.

Note 13 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending March 31, 2017, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2016	$51,693	$91,531	$62,983	$2,224	$208,431
Foreign currency translation adjustment	—	1,143	746	—	1,889
Purchase accounting adjustment	—	116	—	—	116
DSP acquisition	—	17,793	—	—	17,793
March 31, 2017	$51,693	$110,583	$63,729	$2,224	$228,229
Intangible Assets

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$10,177	$1,401	$8,776	$6,825	$1,156	$5,669
Technology	71,086	26,217	44,869	68,880	24,365	44,515
Covenant not to compete	1,751	1,009	742	1,419	932	487
Customer relationships	127,102	16,127	110,975	96,148	14,311	81,837
Total definite lived intangible assets	210,116	44,754	165,362	173,272	40,764	132,508
Indefinite lived intangible assets	4,217	—	4,217	4,168	—	4,168
Total intangible assets	$214,333	$44,754	$169,579	$177,440	$40,764	$136,676
Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three months ended March 31, 2017 and March 31, 2016 was approximately $3.3 million and $2.6 million, respectively. The estimated future amortization expense is $11.3 million, for the remainder of 2017 and $15.1 million, $14.9 million, $11.7 million and $10.9 million for 2018, 2019, 2020 and 2021, respectively.
On November 23, 2016, we acquired DeWAL, and on January 6, 2017, we acquired the principal operating assets of DSP. For further detail on the goodwill and intangible assets recorded on the acquisitions, see Note 5 - Acquisitions.

The indefinite-lived trademark intangible assets were acquired as part of the acquisition of Curamik. These assets are assessed for impairment annually or if changes in circumstances indicate that the carrying values may not be recoverable.
The definite-lived intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average amortization period as of March 31, 2017, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period (Years)
Trademarks and patents	7.0
Technology	5.8
Customer relationships	10.1
Covenant not to compete	3.3
Total definite lived intangible assets	8.8

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
The Rogers Corporate Headquarters located in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. We recorded an accrual of $3.2 million as of December 31, 2015 for remediation costs expected to be incurred based on the facts and circumstances known to us at that time. During the third quarter of 2016, the CT DEEP approved a change to our remediation plan for the site that will reduce our overall expected costs. Accordingly, we reduced the accrual by $0.9 million as a result of change in the level of remediation that needs to take place. This benefit was recorded as an offset to selling, general, and administrative expenses in the condensed consolidated statement of operations. Remediation activities on the site continue and as of March 31, 2017, the remaining accrual for future remediation efforts was $1.9 million.
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2017, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue for the indefinite future. No time frame for completion can be estimated at the present time.
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
The following table presents information about our recent asbestos claims activity:

Asbestos Claims Activity
Claims outstanding at December 31, 2016	605
New claims filed	110
Pending claims concluded	(123)
Claims outstanding at March 31, 2017	592
For the three months ended March 31, 2017, 118 claims were dismissed and 5 claims were settled. Settlements totaled approximately $1.0 million for the three months ended March 31, 2017.
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
As of December 31, 2016, the asbestos-related claims and insurance receivables for the 10-year projection period were $52.0 million and $48.4 million, respectively. As of March 31, 2017, there have been no changes to these projections.
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

Note 15 – Share Repurchase
On August 6, 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2017, $52.0 million remained available to repurchase under the Program.
No shares of capital stock were repurchased during the three months ended March 31, 2017. All previous repurchases were made using cash from operations and cash on hand.

Note 16 – Income Taxes
Our effective income tax rate was 32.3% and 35.2% for the three months ended March 31, 2017 and 2016, respectively. The decrease from the first quarter of 2016 is primarily due to excess tax deductions on stock based compensation recognized in 2017, a change in the mix of pretax earnings and a decrease in accruals for uncertain tax positions, partially offset by accruals for distribution taxes on current year earnings in our Chinese subsidiaries that are not considered permanently reinvested.
The total amount of unrecognized tax benefits as of March 31, 2017 was $6.3 million, of which $6.1 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $1.5 million of our unrecognized tax benefits as of March 31, 2017 will reverse within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2017, we had $0.5 million accrued for the payment of interest.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012.
The Company adopted ASU 2016-09 on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $12.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. In addition, the new guidance requires that all of the tax effects related to share-based payments at settlement or expiration be recorded through the statement of operations which resulted in $1.1 million of income tax benefits during the quarter. See Note 19 - “Recent Accounting Standards” for further information.

Note 17 – Restructuring
On August 8, 2016, we announced our intention to relocate our global headquarters from Rogers, Connecticut to Chandler, Arizona. The move will build upon our presence in Arizona, where we already have major business and manufacturing operations. The decision supports our long-term strategy and is an integral part of our plans for growth and expansion. The new corporate headquarters location will be home to approximately 70 employees who support areas such as human resources, information technology, finance and supply chain, among others. The Rogers, Connecticut location will continue to have manufacturing, research and development and support services. In the first quarter of 2017, we recorded $0.7 million of expense related to this project.

(Dollars in thousands)	Severance related to headquarters relocation
Balance at December 31, 2016	$470
Provisions	193
Payments	(238)
Balance at March 31, 2017	$425
The fair value of the total severance benefits to be paid is $1.2 million, of this, $0.2 million was expensed in the first quarter of 2017. This total will be expensed ratably over the required service period for the affected employees.

Note 18 – Assets Held for Sale
In the first quarter of 2017, we completed the planned sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016. We recognized a gain on sale of approximately $0.9 million during the quarter in operating income. We also began actively marketing for sale a facility in Belgium with a net book value of $1.7 million. The asset is classified as held for sale as of March 31, 2017 and is no longer being depreciated. As the facility is expected to be sold within the next twelve months, the asset has been classified as current.

Note 19 – Recent Accounting Standards
In March 2017, the FASB issued ASU No. 2017-05 and ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the statement of operations separately from the service cost and outside of a subtotal of operating income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU No. 2017-05 and ASU 2017-07 are effective for annual periods beginning after December 15, 2017. The Company expects to adopt this guidance when effective and the adoption is not expected to have a material effect on the financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, in an effort to simplify the subsequent measurement of goodwill and the associated procedures to determine fair value. The amendments of this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, however, the Company has not yet determined if it will adopt prior to 2020. The adoption of this guidance is not expected to have a material impact on our financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, with the intention to reduce diversity in practice, as well as simplify elements of classification within the statement of cash flows for certain transactions. The update was effective for interim and annual reporting periods beginning after December 15, 2016. The accounting update was to be adopted using a retrospective approach. We adopted ASU 2016-15 effective January 1, 2017, and it did not have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The update was effective for interim and annual reporting periods beginning after December 15, 2016. The new standard required a modified retrospective transition through a cumulative effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted ASU 2016-09 on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $12.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. In addition, the new guidance requires that all of the tax effects related to share-based payments at settlement or expiration be recorded through the statement of operations. The Company also adopted the standard with respect to treatment of forfeitures, which did not have a material impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether the lease effectively finances a purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method (finance lease) or on a straight line basis over the term of the lease (operating lease). A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-2 supersedes the existing guidance on accounting for leases. The standard is effective for interim and annual reporting periods for fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted and it is to be adopted using a modified retrospective approach. We have initiated our implementation plan, which includes ensuring appropriate classification of our lease agreements and quantifying the accounting impact in accordance with the new accounting standard. We expect to adopt this accounting standard beginning in fiscal year 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the updated standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. During 2016, the FASB issued new accounting standards updates regarding principal versus agent considerations in determining revenue recognition identifying performance obligations and licensing, collectability, sales tax, non-cash considerations, completed contracts, contract modifications and effect of accounting change. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We plan to adopt this standard using the modified retrospective approach, however, we will continue to evaluate our options as the implementation process continues. We have established a cross-functional coordinated implementation team and engaged a third party service provider to assist with the evaluation. We are in the process of identifying, evaluating and implementing changes to our systems, processes and internal controls, as necessary, to meet the reporting and disclosure requirements. We are still in the process of evaluating our contracts, and at this stage of the process, we have not yet determined if the adoption of the new standard will have a material impact on the amount or timing of net sales, and we continue to evaluate the impact of the new standard on our consolidated financial statements and disclosures.

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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the Annual Report), any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-Q along with our audited consolidated financial statements and the related notes thereto in our Annual Report.

In the following discussion and analysis, we sometimes provide financial information that was not prepared in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that this non-GAAP information provides meaningful supplemental information regarding the Company’s performance by excluding certain expenses that are generally non-recurring or otherwise may not be indicative of the core business operating results. In general, the Company believes that the additional non-GAAP financial information provided herein is useful to management and investors in assessing the Company’s historical performance and for planning, forecasting and analyzing future periods. However, non-GAAP information has limitations as an analytical tool and should not be considered in isolation from, or solely as an alternative to, financial information prepared in accordance with GAAP. Any time we provide non-GAAP information in the following narrative we identify it as such and in close proximity provide the most directly comparable GAAP financial measure, as well as the information necessary to reconcile the two measures.
Executive Summary
Company Background and Strategy
Rogers Corporation designs, develops, manufactures and sells high-quality and high-reliability engineered materials and components for mission critical applications. We operate principally three strategic business segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). We are currently headquartered in Rogers, Connecticut, and are in the process of relocating our headquarters to Chandler, Arizona, where we have major business and manufacturing operations, during 2017. We have a history of innovation and have established two Rogers Innovation Centers for our leading research and development activities, in Massachusetts and Suzhou, China.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including, connectivity, clean energy, and safety and protection.
In executing on our growth strategy, we have completed three strategic acquisitions: (1) in January 2017, we acquired the principal operating assets of Diversified Silicone Products, Inc. (DSP), a custom silicone product development and manufacturing business, serving a wide range of high reliability applications, (2) in November 2016, we acquired DeWAL Industries LLC (DeWAL), a leading manufacturer of polytetrafluoroethylene and ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets, and (3) in January 2015, we acquired Arlon LLC and its subsidiaries, other than Arlon India (Pvt) Limited (the acquired subsidiaries, collectively, Arlon), a leading manufacturer of high performance materials for the printed circuit board industry and silicone rubber-based materials.
2017 First Quarter Executive Summary
In the first quarter of 2017 as compared to the first quarter of 2016, our net sales increased 26.9% to $203.8 million, gross margin increased 170 basis points to 39.4%, and operating income increased 63.7% to $39.4 million. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our net sales increase in the first quarter of 2017 was attributable to increases in net sales of all three of our segments, ACS, EMS and PES. The EMS segment net sales increased 49.1% due to the DeWAL and DSP acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017, respectively, and 16.8% due to increased EMS organic net sales as a result of higher demand in portable electronics, general industrial, automotive and mass transit applications. ACS segment net sales increased on higher demand in automotive and aerospace and defense, partially offset by softening demand in wireless 4G LTE applications. PES saw higher demand for renewable energy, hybrid electric vehicles, variable frequency motor drives, and laser diode coolers. Net sales in the first quarter of 2017 in each of our strategic business segments were negatively impacted by currency fluctuations. See “Segment Sales and Operations.”

•
Our gross margin improved 170 basis points and our operating margin improved 440 basis points in the first quarter of 2017. Our gross margin improved to 39.4% in the first quarter of 2017 as compared to 37.7% in the first quarter of 2016. Operating income increased to $39.4 million in the first quarter of 2017, as compared to $24.1 million in the first quarter of 2016. Our margins increased as a result of increased demand, capacity utilization, operational process enhancements and automation, conversion of fixed cost structure to variable, benefits from low cost country manufacturing expansion, and synergies from the recent acquisitions.

•
We acquired DeWAL (in late 2016) and DSP (in early 2017), as we continue to execute on our synergistic acquisition strategy. Acquisitions are a core part of our growth strategy, and these particular acquisitions extend the product portfolio and technology capabilities of our EMS segment, with complementary high-end, high performance elastomeric materials.

•
We are an innovation company, and in the first quarter of 2017 we continued our investment in research and development, with research and development expenses 3.4% of our quarterly net sales. Research and development (R&D) expenses were $7.0 million in the first quarter of 2017, which is an increase of $0.5 million from the first quarter of 2016. Our spending continues to be focused on developing new platforms and technologies. Since 2013, we have made concerted efforts to realign our R&D organization to better fit the future direction of the Company, including dedicating resources to focus on current product extensions and enhancements to meet our short term technology needs.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended
	March 31, 2017	March 31, 2016
Net sales	100.0%	100.0%
Gross margin	39.4%	37.7%

Selling, general and administrative expenses	16.8%	18.6%
Research and development expenses	3.4%	4.1%
Restructuring and impairment charges	0.4%	—%
Gain on sale of long-lived asset	(0.5)%	—%
Operating income	19.4%	15.0%

Equity income in unconsolidated joint ventures	0.5%	0.4%
Other income (expense), net	0.4%	(0.3)%
Interest expense, net	(0.6)%	(0.7)%
Income before income tax expense	19.6%	14.4%

Income tax expense	6.3%	5.1%

Net income	13.3%	9.3%

Net Sales	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Net sales	$203,828	$160,566	26.9%
Gross margin	39.4%	37.7%
Net sales increased by 26.9% in the first quarter of 2017 compared to the first quarter of 2016. This increase was driven by higher organic net sales in all of our operating segments, including ACS, EMS and PES, as well as the recent acquisitions of DeWAL and DSP that occurred in the fourth quarter of 2016 and the first quarter of 2017, respectively. EMS had increased organic net sales due to higher end-market demand (16.8%), as well as the acquisitions (49.1%). ACS and PES had increased net sales due to higher end-market demand. Currency had a negative impact of 1.6% on total net sales. The ACS operating segment net sales increased 7.0%, the EMS operating segment net sales increased 65.9% and the PES operating segment net sales increased 21.0%.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased 170 basis points to 39.4% in the first quarter of 2017 compared to 37.7% in the first quarter of 2016. Gross margin in the first quarter of 2017 was favorably impacted by an increase in net sales, and operational performance driven by increased capacity utilization, operational process enhancements and automation, conversion of fixed cost structure to variable, benefits from low cost country manufacturing expansion, and synergies from the recent acquisitions. The first quarter of 2017 included $1.6 million of expense for a non-recurring purchase accounting fair value adjustment for inventory related to the DeWAL and DSP acquisitions.

Selling, General and Administrative Expenses	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Selling, general and administrative expenses	$34,165	$29,860	14.4%
Percentage of sales	16.8%	18.6%
Selling, general and administrative (SG&A) expenses increased 14.4% in the first quarter of 2017 from the first quarter of 2016, due principally to $1.1 million of additional intangible amortization and depreciation related to the acquisitions, $1.1 million of additional SG&A expenses from the operations of the acquired businesses and $1.2 million of acquisition and integration related costs. Also contributing to the increased SG&A expenses were higher professional services and information technology costs of $0.6 million.

Research and Development Expenses	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Research and development expenses	$6,961	$6,549	6.3%
Percentage of sales	3.4%	4.1%
Research and development (R&D) expenses increased 6.3% in the first quarter of 2017 from the first quarter of 2016. The increases are due to continued investments that are targeted at developing new platforms and technologies focused on long-term growth initiatives at our innovation centers in the U.S. and Asia.

Other operating expenses (income)	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Restructuring and impairment charges	$725	$—	100.0%
Gain on sale of long-lived asset	(942)	—	100.0%
The restructuring and impairment charges in the first quarter of 2017 are associated with the announcement on August 8, 2016, of the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona. These charges consist of severance expense and other costs associated to relocating employees to the new location.
In the first quarter of 2017, we completed the planned sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016. We recognized a gain on sale of approximately $0.9 million during the quarter.

Equity Income in Unconsolidated Joint Ventures	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Equity income in unconsolidated joint ventures	$1,009	$613	64.6%
Equity income in unconsolidated joint ventures increased 64.6% in the first quarter of 2017 from the first quarter of 2016. The increases were due to higher demand, primarily in the portable electronics market.

Other Income (Expense), Net	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Other income (expense), net	$715	$(546)	231.0%
The income in the first quarter of 2017 was attributable to favorable foreign currency and copper hedging transaction costs of $0.7 million, compared to favorable foreign currency transaction costs of $0.1 million, and depreciation of various foreign currencies of $0.4 million in the first quarter of the prior year compared to depreciation of various foreign currencies of $0.1 million in the first quarter of 2017.

Interest Expense, Net	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Interest expense, net	$(1,248)	$(1,121)	11.3%
Interest expense, net, increased by 11.3% in the first quarter of 2017 from the first quarter of 2016. This increase was primarily due to the additional $166.0 million of debt for the DeWAL and DSP acquisitions, which increased our outstanding borrowings under our credit facility to $241.2 million, as of March 31, 2017.

Income Taxes	Quarter Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016	Percent Change
Income tax expense	$12,885	$8,117	58.7%
Effective tax rate	32.3%	35.2%
Our effective income tax rate was 32.3% and 35.2% for the three months ended March 31, 2017 and 2016, respectively. The decrease from the first quarter of 2016 is primarily due to excess tax deductions on stock based compensation recognized in 2017, a change in the mix of pretax earnings and a decrease in accruals for uncertain tax positions, partially offset by accruals for distribution taxes on current year earnings in our Chinese subsidiaries that are not considered permanently reinvested.

Segment Sales and Operations
Advanced Connectivity Solutions

	Quarter Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Net sales	$78.5	$73.4
Operating income	$19.7	$15.9
The ACS operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, high reliability, wired infrastructure, aerospace and defense, and automotive, among others.
Q1 2017 versus Q1 2016
Net sales in this segment increased by 7.0% in the first quarter of 2017 compared to the first quarter of 2016. The increase in net sales over the first quarter of 2016 was favorably impacted by aerospace and defense applications (13%), and growth in automotive radar applications for Advanced Driver Assistance Systems (39%), partially offset by softening demand in the wireless telecom market for 4G LTE applications (-8%). Net sales were unfavorably impacted by 1.2% due to currency fluctuations.
Operating income increased by 23.9% in the first quarter of 2017 from the first quarter of 2016. As a percentage of net sales, operating income in the first quarter of 2017 was 25.1%, a 340 basis point increase as compared to the 21.7% reported in the first quarter of 2016. This increase is primarily due to the higher net sales as well as lower costs from operational efficiencies.

Elastomeric Material Solutions

	Quarter Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Net sales	$76.8	$46.3
Operating income	$12.9	$5.3
The EMS operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of applications and markets, including general industrial, portable electronics, automotive, mass transit and consumer, among others. In November 2016, we completed the acquisition of DeWAL, a leading manufacturer of polytetrafluoroethylene, ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets. In January 2017, we acquired the principal operating assets of DSP, a custom silicone product development and manufacturing business, serving a wide range of high reliability applications. We are in the process of integrating DeWAL and DSP into our EMS segment.

Q1 2017 versus Q1 2016
Net sales in this segment increased by 65.9% in the first quarter of 2017 compared to the first quarter of 2016. The increase in net sales was driven by the acquisitions of DeWAL and DSP (49.1%), as well as an increase in organic net sales (16.8%). Organically, EMS experienced higher demand in portable electronics (35%), general industrial (10%), automotive (50%) and mass transit (29%)applications. Net sales were unfavorably impacted by 1.3% due to currency fluctuations.
Operating income increased by 143.4% in the first quarter of 2017 from the first quarter of 2016. As a percentage of net sales, first quarter of 2017 operating income was 16.8%, a 530 basis point increase as compared to the 11.5% reported in the first quarter of 2016. Operating income in the first quarter of 2017 included $1.6 million of expense for a non-recurring purchase accounting fair value adjustment for inventory related to the DeWAL and DSP acquisitions in addition to $1.2 million of acquisition and integration costs. The first quarter of 2017 also includes increased intangible amortization and depreciation expense of $1.1 million related to the DeWAL and DSP acquisitions. Operating income increased due to higher net sales and ongoing operational excellence initiatives.

Power Electronics Solutions

	Quarter Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Net sales	$42.7	$35.3
Operating income	$4.9	$1.3
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
Q1 2017 versus Q1 2016
Net sales in this segment increased by 21.0% in the first quarter of 2017 from the first quarter of 2016. Net sales were positively impacted by higher demand for renewable energy (29%), hybrid electric vehicles (30%), variable frequency motor drives (10%), and laser diode cooler applications (84%). Net sales were unfavorably impacted by 2.8% due to currency fluctuations.

Operating income for the quarter increased by 276.9% in the first quarter of 2017 from the first quarter of 2016. As a percentage of net sales, first quarter of 2017 operating income was 11.5%, a 780 basis point increase as compared to the 3.7% reported in the first quarter of 2016. This increase is primarily due to higher net sales, as well as improved productivity from operational excellence initiatives.

Other

	Quarter Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Net sales	$5.8	$5.6
Operating income	$1.9	$1.6
Our Other segment consists of our elastomer rollers and floats business, as well as our inverter distribution business.
Q1 2017 versus Q1 2016
Net sales increased by 2.9% in the first quarter of 2017 from the first quarter of 2016 and had a negative currency impact of 2.0%.
Operating income increased 19.1% in the first quarter of 2017 compared to the first quarter of 2016. As a percentage of net sales, operating income increased to 32.9% in the first quarter of 2017 from 28.4% in the first quarter of 2016. This increase was primarily driven by higher net sales.

Liquidity, Capital Resources and Financial Position
We believe that our ability to generate cash from operations to reinvest in our business is one of our fundamental strengths. We believe that our existing sources of liquidity and cash flows that are expected to be generated from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures, research and development efforts and our debt service commitments. We continually review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships seeking to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Key Balance Sheet Accounts:
Cash and cash equivalents	$186,111	$227,767
Accounts receivable, net	$134,084	$119,604
Inventories	$94,795	$91,130
Outstanding borrowing on credit facilities (short term and long term)	$241,188	$241,188

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Key Cash Flow Measures:
Cash provided by operating activities	$23,234	$26,187
Cash used in investing activities	$(63,408)	$(4,813)
Cash (used in) provided by financing activities	$(2,501)	$(2,938)
At the end of the first quarter of 2017, cash and cash equivalents were $186.1 million as compared to $227.8 million at the end of 2016, a decrease of $41.7 million, or 18.3%. This decrease was due primarily to our use of $60.2 million for the acquisition of DSP and $5.3 million in capital expenditures, partially offset by strong cash generated by operations.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
U.S.	$37,868	$95,481
Europe	43,897	37,791
Asia	104,346	94,495
Total cash and cash equivalents	$186,111	$227,767
Cash held in certain foreign locations could be subject to additional taxes if we repatriated such amounts back to other offshore subsidiaries or the U.S. In 2016, as a result of changes in our business circumstances and long-term business plan, we changed our estimate of the amount of foreign subsidiary earnings considered permanently reinvested. Undistributed earnings of our Chinese subsidiaries are no longer considered indefinitely reinvested and may be distributed to other offshore subsidiaries. We have not changed our assertion with respect to distributions of earnings that would require the accrual of U.S. income tax.
Significant changes in our balance sheet accounts from December 31, 2016 to March 31, 2017 were as follows:

◦
Accounts receivable increased 12.1% to $134.1 million as of March 31, 2017, from $119.6 million at December 31, 2016. The increase from year end was primarily due to higher net sales in the first quarter of 2017, in comparison with the fourth quarter of 2016 due to higher net sales in all of our operating segments. Additionally, accounts receivable increased $2.8 million due to the acquisition of DSP in January 2017.

◦
Deferred income tax assets increased 60.4% to $23.5 million as of March 31, 2017, from $14.6 million at December 31, 2016. The increase is due to the recognition of $12.7 million in deferred tax assets previously not recognized in accordance with the adoption of new accounting guidance.

◦	Goodwill increased 9.5% to $228.2 million as of March 31, 2017, from $208.4 million at December 31, 2016. the increase is primarily due to the acquisition of DSP in January 2017.

◦	Other intangible assets increased 24.1% to $169.6 million as of March 31, 2017, from $136.7 million at December 31, 2016. This overall increase is due to the acquisition of DSP in January 2017.

◦
Accrued employee benefits and compensation decreased 20.6% to $24.7 million as of March 31, 2017, from $31.1 million at December 31, 2016. This is primarily due to incentive compensation payouts of $9.0 million that occurred in the first quarter of 2017, partially offset by $3.2 million of accruals for projected incentive compensation payouts for the current performance year.

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
The Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2017.
During the first quarter of 2017, there were not any material new developments related to our capital lease. Refer to Note 12 - “Debt” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on liquidity matters.

Contingencies
During the first quarter of 2017, we did not become aware of any material new developments related to environmental matters or other contingencies or incur any material costs or capital expenditures related to environmental matters. Refer to Note 14 - “Commitments and Contingencies” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and other contingencies.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There were no material changes in our critical accounting policies during the first quarter of 2017.
Recent Accounting Pronouncements
See Note 19 - “Recent Accounting Standards” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the first quarter of 2017. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. This evaluation excluded the operations of DeWAL Industries LLC, which we acquired on November 23, 2016 and Diversified Silicone Products, Inc., which we acquired on January 6, 2017. As part of the ongoing integration activities for both acquisitions, we are completing an assessment of DeWAL’s and DSP’s existing controls and incorporating our controls and procedures into the acquired operations, as appropriate.

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

10.1
Third Amended and Restated Credit Agreement, dated as of February 17, 2017 among Rogers Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association and Citizens Bank, N.A. as co-syndication agents, and Citibank, N.A. as documentation agent, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed February 21, 2017.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Shareholders’ Equity at March 31, 2017 and December 31, 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Janice E. Stipp
Janice E. Stipp Senior Vice President, Finance and Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Dated: May 1, 2017