Form 10-Q
period 2017-06-30
ROGERS CORP
filed 2017-08-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 1-4347
_______________________________
ROGERS CORPORATION
(Exact name of Registrant as specified in its charter)
_______________________________

Massachusetts	06-0513860
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

2225 W. Chandler Blvd., Chandler, Arizona	85224-6155
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (480) 917-6000
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 27, 2017 was 18,173,591.

ROGERS CORPORATION
FORM 10-Q

June 30, 2017

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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$201,424	$157,489	$405,252	$318,056
Cost of sales	120,878	97,290	244,356	197,349
Gross margin	80,546	60,199	160,896	120,707

Selling, general and administrative expenses	39,567	34,369	73,731	64,229
Research and development expenses	7,141	7,074	14,102	13,622
Restructuring charges	1,079	—	1,805	—
Gain on sale of long-lived asset	—	—	(942)	—
Operating income	32,759	18,756	72,200	42,856

Equity income in unconsolidated joint ventures	966	708	1,976	1,321
Other income (expense), net	(185)	191	530	(356)
Interest expense, net	(1,947)	(1,115)	(3,195)	(2,236)
Income before income tax expense	31,593	18,540	71,511	41,585
Income tax expense	10,697	13,163	23,583	21,280
Net income	$20,896	$5,377	$47,928	$20,305

Basic earnings per share	$1.15	$0.30	$2.65	$1.13
Diluted earnings per share	$1.13	$0.29	$2.60	$1.11

Shares used in computing:
Basic earnings per share	18,140	18,007	18,098	17,986
Diluted earnings per share	18,547	18,253	18,460	18,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$20,896	$5,377	$47,928	$20,305

Foreign currency translation adjustment	12,591	(5,729)	16,730	5,197
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	(321)	5	(435)	11
Unrealized (gain) loss reclassified into earnings (Note 6)	107	—	107	—
Accumulated other comprehensive income (loss) pension and post-retirement benefits:
Actuarial net gain (loss) incurred in fiscal year, net of tax (Note 6)	334		334
Pension and postretirement benefit plans reclassified into earnings, net of tax (Note 6):
Amortization of loss, net of tax (Note 6)	6	36	36	71
Other comprehensive income (loss)	12,717	(5,688)	16,772	5,279

Comprehensive income (loss)	$33,613	$(311)	$64,700	$25,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$177,312	$227,767
Accounts receivable, less allowance for doubtful accounts of $2,015 and $1,952	136,993	119,604
Inventories	102,549	91,130
Prepaid income taxes	4,392	3,020
Asbestos-related insurance receivables	7,099	7,099
Assets held for sale	2,741	871
Other current assets	10,355	8,910
Total current assets	441,441	458,401
Property, plant and equipment, net of accumulated depreciation	173,363	176,916
Investments in unconsolidated joint ventures	17,949	16,183
Deferred income taxes	19,657	14,634
Goodwill	232,247	208,431
Other intangible assets	167,226	136,676
Asbestos-related insurance receivables	41,295	41,295
Other long-term assets	5,963	3,964
Total assets	$1,099,141	$1,056,500
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$35,560	$28,379
Accrued employee benefits and compensation	30,433	31,104
Accrued income taxes payable	12,387	10,921
Current portion of lease obligation	383	350
Current portion of long term debt	—	3,653
Asbestos-related liabilities	7,099	7,099
Other accrued liabilities	21,349	19,679
Total current liabilities	107,211	101,185
Borrowings under credit facility	191,188	235,877
Long term lease obligation	5,207	4,993
Pension and post-retirement benefit obligations	8,501	8,501
Retiree health care and life insurance benefits	1,510	1,992
Asbestos-related liabilities	44,883	44,883
Non-current income tax	7,302	6,238
Deferred income taxes	11,559	13,883
Other long-term liabilities	3,525	3,162
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Capital Stock - $1 par value; 50,000 authorized shares; 18,161 and 18,021 shares outstanding	18,161	18,021
Additional paid-in capital	123,575	118,678
Retained earnings	652,009	591,349
Accumulated other comprehensive income (loss)	(75,490)	(92,262)
Total shareholders’ equity	718,255	635,786
Total liabilities and shareholders’ equity	$1,099,141	$1,056,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net income	$47,928	$20,305
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	21,536	18,312
Stock-based compensation expense	5,327	5,740
Deferred income taxes	4,813	8,825
Equity in undistributed income of unconsolidated joint ventures	(1,976)	(1,321)
Dividends received from unconsolidated joint ventures	616	426
Pension and postretirement benefits	(794)	(1,404)
Loss (gain) from the sale of property, plant and equipment	(942)	15
Bad debt expense	61	—
Proceeds from insurance related to operations	826	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(13,220)	(8,693)
Inventories	(6,464)	616
Pension contribution	(147)	(138)
Other current assets	(1,991)	(2,056)
Accounts payable and other accrued expenses	7,213	12,585
Other, net	1,703	(1,908)
Net cash provided by operating activities	64,489	51,304

Investing Activities:
Business acquisition	(60,191)	—
Capital expenditures, net	(9,696)	(9,992)
Proceeds from insurance related to property, plant and equipment	922	—
Proceeds from the sale of property, plant and equipment, net	1,641	—
Net cash used in investing activities	(67,324)	(9,992)

Financing Activities:
Debt issuance costs	(1,169)	—
Repayment of debt principal and long term lease obligation	(50,178)	(1,516)
Repurchases of capital stock	—	(3,997)
Proceeds from the exercise of stock options, net	1,905	2,058
Issuance of shares upon vesting of restricted stock units, net	(2,617)	(1,201)
Proceeds from issuance of shares to employee stock purchase plan	422	427
Net cash used in financing activities	(51,637)	(4,229)

Effect of exchange rate fluctuations on cash	4,017	5,728

Net increase (decrease) in cash and cash equivalents	(50,455)	42,811
Cash and cash equivalents at beginning of period	227,767	204,586
Cash and cash equivalents at end of period	$177,312	$247,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock/Capital Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	$18,021	$118,678	$591,349	$(92,262)	$635,786
Net income	—	—	47,928	—	47,928
Other comprehensive income (loss)	—	—	—	16,772	16,772
Stock options exercised	50	1,855	—	—	1,905
Stock issued to directors	12	(12)	—	—	—
Shares issued for employees stock purchase plan	8	414	—	—	422
Shares issued for vested restricted stock units, net of cancellations for tax withholding	70	(2,687)	—	—	(2,617)
Cumulative-effect adjustment of change in accounting for share-based compensation	—	—	12,732	—	12,732
Stock-based compensation expense	—	5,327	—	—	5,327
Balance at June 30, 2017	$18,161	$123,575	$652,009	$(75,490)	$718,255

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
From time to time we enter into various instruments that require fair value measurement. Assets and liabilities measured on a recurring basis, categorized by the level of inputs used in the valuation, included:

(Dollars in thousands)	Carrying amount as of June 30, 2017	Level 1	Level 2	Level 3
Foreign currency contracts	$(312)	$—	$(312)	$—
Copper derivative contracts	$1,331	$—	$1,331	$—
Interest rate swap	$(622)	$—	$(622)	$—

(Dollars in thousands)	Carrying amount as of December 31, 2016	Level 1	Level 2	Level 3
Foreign currency contracts	$(170)	$—	$(170)	$—
Copper derivative contracts	$1,277	$—	$1,277	$—

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item (i.e., the ineffective portion) if any, is recognized in the condensed consolidated statements of operations during the current period. As of June 30, 2017 only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge. For the six months ended June 30, 2017, there was hedge ineffectiveness of approximately $0.1 million which was recorded in the condensed consolidated statement of operations. For the six months ended June 30, 2016 there was no hedge ineffectiveness.
Foreign Currency
During the quarter ended June 30, 2017, we entered into Korean Won, Japanese Yen, Euro, and Hungarian Forint forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations.
As of June 30, 2017 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
KRW/USD	₩	5,695,550,000
JPY/EUR		¥266,000,000
EUR/USD		€4,373,956
EUR/HUF		€581,180
USD/CNY		$6,083,500

Commodity
We currently have twenty-two outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the forecasted 2017 and 2018 monthly copper exposure and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations. The notional values of our copper contracts outstanding as of June 30, 2017 were:

Volume of Copper Derivatives
July 2017 - September 2017	122	metric tons per month
October 2017 - December 2017	122	metric tons per month
January 2018 - March 2018	140	metric tons per month
April 2018 - June 2018	98	metric tons per month
July 2018 - September 2018	46	metric tons per month
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
Effects on Statements of Operations and of Comprehensive Income (Loss):

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2017		Fair Values of Derivative Instruments as of June 30, 2017
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended	Six Months Ended
Contracts not designated as hedging instruments	Other income (expense), net	$(312)	$(291)	$(312)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$71	$205	$1,331
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$(335)	$(515)	$(622)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2016		Fair Values of Derivative Instruments as of June 30, 2016
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended	Six Months Ended
Contracts not designated as hedging instruments	Other income (expense), net	$943	$908	$908
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(79)	$(103)	$315

Note 4 – Inventories
Inventories are valued at the lower of cost or market. Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Raw materials	$39,163	$29,788
Work-in-process	27,074	26,440
Finished goods	36,312	34,902
Total inventories	$102,549	$91,130

Note 5 – Acquisitions
Diversified Silicone Products
On January 6, 2017, we acquired the principal operating assets of Diversified Silicone Products, Inc. (DSP), pursuant to the terms of the Asset Purchase Agreement by and among the Company, DSP and the principal shareholders of DSP (the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, we acquired certain assets and assumed certain liabilities of DSP for a total purchase price of approximately $60.2 million.
We used borrowings of $30.0 million under our credit facility in addition to cash on hand to fund the acquisition.
DSP is a custom silicone product development and manufacturing business and expands the portfolio of Rogers’ Elastomeric Material Solutions business (EMS) in cellular sponge and specialty extruded silicone profile technologies, while strengthening existing expertise in precision-calendered silicone and silicone formulating and compounding.
The acquisition has been accounted for in accordance with applicable purchase accounting guidance. On a preliminary basis, we recorded goodwill primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets related to acquired customer relationships, developed technology, trademarks, and a covenant not to compete. As of the filing date of this Form 10-Q, the final purchase accounting and purchase price allocation for the DSP acquisition are substantially complete, however, we continue to refine our preliminary valuation of certain acquired assets and the valuations below remain subject to change. The following table represents the preliminary fair market values assigned to the acquired assets and liabilities in the transaction:

(Dollars in thousands)	January 6, 2017
Assets:
Accounts receivable	$2,724
Prepaid expenses	21
Inventory	2,433
Property, plant & equipment	1,589
Intangible assets	35,860
Goodwill	17,793
Total assets	60,420

Liabilities:
Accounts payable	179
Accrued expenses	50
Total liabilities	229

Fair value of net assets acquired	$60,191

The intangible assets consist of customer relationships valued at $30.5 million, developed technology valued at $1.8 million, trademarks valued at $3.3 million, and a covenant not to compete valued at $0.3 million. The fair value of acquired identified intangible assets was determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 under the fair value measurements and disclosure guidance.
The weighted average amortization period for the intangible asset classes are 11.8 years for customer relationships, 4.3 years for developed technology, 11.7 years for trademarks, and 4.1 years for a covenant not to compete, resulting in amortization expenses ranging from $1.1 million to $2.0 million annually. The estimated annual future amortization expense is $1.0 million for the remainder of 2017, $1.9 million for 2018, and $1.8 million for each of 2019, 2020, and 2021.
During the first six months of 2017, we incurred transaction costs of $0.5 million related to the DSP acquisition, which were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.
The results of DSP have been included in our condensed consolidated financial statements only for the period subsequent to the completion of the acquisition on January 6, 2017, through June 30, 2017. DSP’s net sales for the three and six months ended June 30, 2017 totaled $5.4 million and $10.9 million, respectively.

DeWAL
On November 23, 2016, we acquired all of the membership interests in DeWAL Industries LLC (DeWAL), pursuant to the terms of the Membership Interest Purchase Agreement, dated November 23, 2016, by and among the Company and the owners of DeWAL for an aggregate purchase price of $135.5 million.
We used borrowings of $136.0 million under our credit facility to fund the acquisition.
DeWAL is a leading manufacturer of polytetrafluoroethylene and ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets.
The acquisition has been accounted for in accordance with applicable purchase accounting guidance. We recorded goodwill, primarily related to the expected synergies from combining operations and the value of the existing workforce. We also recorded intangible assets primarily related to customer relationships, developed technology, trademarks, and a covenant not to compete. As of the filing date of this Form 10-Q, the final purchase accounting and purchase price allocation for the DeWAL acquisition are substantially complete; however, we continue to refine our preliminary valuation of certain acquired assets and the valuations set forth below remain subject to change. The following table represents the preliminary fair values assigned to the acquired assets and liabilities in the transaction:

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

The weighted average amortization period for the intangible asset classes are 13.5 years for customer relationships, 8.6 years for developed technology, 5.2 years for trademarks, and 3.8 years for a covenant not to compete, resulting in amortization expenses ranging from $2.4 million to $4.3 million, annually. The future estimated annual amortization expense is $1.5 million for the remainder of 2017, $3.7 million for 2018, $4.1 million for 2019, and $4.3 million for 2020 and 2021.
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

(Dollars in thousands)	Three months ended June 30, 2016	Six months ended June 30, 2016
Net sales	$175,533	$354,401
Net income	5,313	18,540

Note 6 – Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2017 and 2016 were as follows:

(Dollars in tables and footnotes in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2015	$(41,365)	$(47,082)	$(11)	$(88,458)
Other comprehensive income (loss) before reclassifications	5,197	—	—	5,197
Amounts reclassified from accumulated other comprehensive income (loss) (3)	—	71	11	82
Net current-period other comprehensive income (loss)	5,197	71	11	5,279
Ending Balance June 30, 2016	$(36,168)	$(47,011)	$—	$(83,179)

Beginning Balance December 31, 2016	$(46,446)	$(45,816)	$—	$(92,262)
Other comprehensive income (loss) before reclassifications (4)	16,730	—	(435)	16,295
Actuarial net gain (loss) incurred in the fiscal year (4)	—	334	—	334
Amounts reclassified from accumulated other comprehensive (income) loss (4)	—	36	107	143
Net current-period other comprehensive income (loss)	16,730	370	(328)	16,772
Ending Balance June 30, 2017	$(29,716)	$(45,446)	$(328)	$(75,490)
(1) Net of taxes of $8,961 and $9,160 as of June 30, 2017 and December 31, 2016, respectively. Net of taxes of $9,840 and $9,879 as of June 30, 2016 and December 31, 2015, respectively.
(2) Net of taxes of $187 and $0 as of June 30, 2017 and December 31, 2016, respectively. Net of taxes of $0 and $5 as of June 30, 2016 and December 31, 2015, respectively.
(3) Net of taxes of $39 and $5 for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.
(4) Net of taxes of $199 and $(187) for the pension plans and postretirement benefits and unrealized gain (loss) on derivatives, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(In thousands, except per share amounts)	Quarter Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income	$20,896	$5,377	$47,928	$20,305
Denominator:
Weighted-average shares outstanding - basic	18,140	18,007	18,098	17,986
Effect of dilutive shares	407	246	362	248
Weighted-average shares outstanding - diluted	18,547	18,253	18,460	18,234
Basic earnings per share	$1.15	$0.30	$2.65	$1.13
Diluted earnings per share	$1.13	$0.29	$2.60	$1.11
Certain potential options to purchase shares may be excluded from the calculation of diluted weighted-average shares outstanding where their exercise price is greater than the average market price of our capital stock during the relevant reporting period. For the quarter ended June 30, 2017, no shares were excluded. For the quarter ended June 30, 2016, 13,500 shares were excluded.

Note 8 – Stock-Based Compensation
Equity Compensation Awards
Performance-Based Restricted Stock Units
As of June 30, 2017, we had performance-based restricted stock awards from 2015, 2016 and 2017 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the vesting period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight line method over the vesting period, unless the employee has an accelerated vesting schedule.
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
Below were the assumptions used in the Monte Carlo calculation:

	June 30, 2017	June 30, 2016
Expected volatility	33.6%	29.6%
Expected term (in years)	3.0	3.0
Risk-free interest rate	1.38%	0.93%
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
Forfeiture Rate - We previously estimated the forfeiture rate based on historical experience and our expectations regarding future terminations. To the extent our actual forfeiture rate was different from our estimate, stock-based compensation expense was adjusted accordingly. In accordance with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on January 1, 2017, we now account for forfeitures as they occur. The adoption of this standard, with respect to treatment of forfeitures, did not have a material impact on our condensed consolidated financial statements in the period of adoption.
The following table summarizes the change in number of non-vested performance-based restricted stock awards outstanding since December 31, 2016:

Performance-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	151,769
Awards granted	56,147
Stock issued	(33,887)
Awards forfeited	(3,557)
Non-vested awards outstanding at June 30, 2017	170,472
During the three and six months ended June 30, 2017, we recognized compensation expense for performance-based stock awards of approximately $1.6 million and $1.5 million, respectively. During the three and six months ended and June 30, 2016, we recognized compensation expense for performance-based stock awards of approximately $1.4 million and $2.1 million respectively.
Time-Based Restricted Stock
As of June 30, 2017, we had time-based restricted stock grants from 2013, 2014, 2015, 2016 and 2017 outstanding. The remaining 2013 grant cliff vests on the fourth anniversary of the original grant date. The 2014, 2015, 2016 and 2017 grants all ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The fair value of the award is determined based on the market value of the underlying stock price at the grant date.
The following table summarizes the change in number of non-vested time-based restricted stock awards outstanding since December 31, 2016:

Time-Based Restricted Stock Awards
Non-vested awards outstanding at December 31, 2016	239,189
Awards granted	77,005
Stock issued	(68,142)
Awards forfeited	(4,725)
Non-vested awards outstanding at June 30, 2017	243,327
During the three and six months ended June 30, 2017 we recognized compensation expense for time-based restricted stock awards of approximately $1.7 million and $2.7 million, respectively. During the three and six months ended June 30, 2016 we recognized compensation expense for time-based restricted stock awards of approximately $1.5 million and $2.7 million, respectively.
Forfeiture Rate - We previously estimated the forfeiture rate based on historical experience and our expectations regarding future terminations. To the extent our actual forfeiture rate was different from our estimate, stock-based compensation expense was adjusted accordingly. In accordance with the adoption of ASU 2016-09 on January 1, 2017, we now account for forfeitures as they occur. The adoption of this standard, with respect to treatment of forfeitures, did not have a material impact on our condensed consolidated financial statements in the period of adoption.
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

The following table summarizes the change in number of deferred stock units outstanding since December 31, 2016:

Deferred Stock Units
Awards outstanding at December 31, 2016	11,900
Awards granted	8,400
Stock issued	(11,900)
Awards outstanding at June 30, 2017	8,400
For each of the three and six month periods ended June 30, 2017 and 2016, we recognized compensation expense associated with the deferred stock units of $0.9 million and $0.7 million, respectively.
Stock Options
Stock options have been granted under various equity compensation plans, and they generally became exercisable in one-third increments on the second, third and fourth anniversaries of the grant dates. The maximum contractual term for all options was normally ten years. We used the Black-Scholes option-pricing model to calculate the grant-date fair value of an option. We have not granted any stock options since the first quarter of 2012.
A summary of the activity under our stock option plans during the three and six month periods ended June 30, 2017 and changes during the six months then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at March 31, 2017	94,275	$37.46	3.1	$4,563,655
Options exercised	(29,317)	$38.46
Options forfeited	—	$—
Options outstanding at June 30, 2017	64,958	$37.01	3.0	$4,651,550
Options exercisable at June 30, 2017	64,958	$37.01	3.0	$4,651,550
Options vested at June 30, 2017	64,958	$37.01	3.0	$4,651,550

	Options Outstanding	Weighted- Average Exercise Price Per Share
Options outstanding at December 31, 2016	116,575	$37.76
Options exercised	(51,617)	$36.66
Options forfeited	—	$—
Options outstanding at June 30, 2017	64,958	$37.01
During the six months ended June 30, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $2.8 million, and the total amount of cash received from the exercise of these options was $1.9 million.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan in each of the quarters ended June 30, 2017 and 2016 and approximately $0.2 million of compensation expense associated with each of the six month periods ended June 30, 2017 and 2016.
Note 9 – Pension Benefits and Other Postretirement Benefit Plans
Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

(Dollars in thousands)	Pension Benefits				Retirement Health and Life Insurance Benefits
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
Change in benefit obligation:	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$—	$—	$—	$—	$17	$37	$56	$74
Interest cost	1,841	1,893	3,682	3,786	13	19	31	38
Expected return on plan assets	(2,309)	(2,706)	(4,618)	(5,412)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	(407)	(373)	(780)	(746)
Amortization of net loss (gain)	433	447	866	894	(17)	(19)	(31)	(38)
Net periodic (benefit) cost	$(35)	$(366)	$(70)	$(732)	$(394)	$(336)	$(724)	$(672)
Employer Contributions
At December 31, 2016 we had met the minimum funding requirements for all of our qualified defined benefit pension plans due to a required contribution of $0.3 million to the pension plan that covers employees at our Bear, Delaware facility. We made required contributions of $0.1 million to our qualified defined benefit pension plans in the first six months of 2017 and 2016. We estimate that we will be required to make additional contributions of $0.2 million to these plans in 2017.
In the quarter and six month periods ended June 30, 2017 and 2016, we did not make any voluntary contributions to our defined benefit pension plans.
As there is no funding requirement for the non-qualified unfunded noncontributory defined benefit pension plan or the retiree health and life insurance benefit plans, benefit payments made during the year are funded directly by the Company.

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
The following table sets forth the information about our segments for the periods indicated; inter-segment sales have been eliminated from the net sales data:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales
Advanced Connectivity Solutions	$74,340	$67,222	$152,882	$140,598
Elastomeric Material Solutions	77,585	45,767	154,434	92,084
Power Electronics Solutions	43,905	38,363	86,557	73,614
Other	5,594	6,137	11,379	11,760
Total	$201,424	$157,489	$405,252	$318,056

Operating income
Advanced Connectivity Solutions	$13,208	$10,829	$32,897	$26,729
Elastomeric Material Solutions	14,068	5,348	26,980	10,653
Power Electronics Solutions	3,660	477	8,595	1,773
Other	1,823	2,102	3,728	3,701
Total	32,759	18,756	72,200	42,856

Equity income in unconsolidated joint ventures	966	708	1,976	1,321
Other income (expense), net	(185)	191	530	(356)
Interest expense, net	(1,947)	(1,115)	(3,195)	(2,236)
Income before income tax expense	$31,593	$18,540	$71,511	$41,585

Note 11 – Joint Ventures
As of June 30, 2017, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Reportable Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively. We recognized equity income related to the joint ventures of $0.7 million and $1.3 million for the three and six months ended June 30, 2016, respectively. These amounts are included in the condensed consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

	Quarter Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$12,846	$11,210	$24,270	$20,386
Gross profit	$4,706	$3,435	$9,142	$6,597
Net income	$1,932	$1,416	$3,952	$2,642

Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $2.2 million and $2.4 million due from RIC and RIS as of June 30, 2017 and December 31, 2016, respectively. We owed payables of $2.4 million and $1.6 million to RIC and RIS as of June 30, 2017 and December 31, 2016, respectively.

Note 12 – Debt
On June 18, 2015, we entered into a secured five year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Second Amended Credit Agreement). The Second Amended Credit Agreement provided (1) a $55.0 million term loan; (2) up to $295.0 million of revolving loans, with sublimits for multicurrency borrowings, letters of credit and swing-line notes; and (3) a $50.0 million expansion feature.
On February 17, 2017, we entered into a secured five year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Third Amended Credit Agreement), which amended and restated the Second Amended Credit Agreement. The Third Amended Credit Agreement refinanced the Second Amended Credit Agreement, eliminated the term loan under the Second Amended Credit Agreement, increased the principal amount of the revolving credit facility to up to $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, and provided an additional $175.0 million accordion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Third Amended Credit Agreement).
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
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Third Amended Credit Agreement, we are required to pay a quarterly fee of 20 to 30 basis points (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Third Amended Credit Agreement.
The Third Amended Credit Agreement contains customary representations, warranties, covenants, mandatory prepayments and events of default under which our payment obligations may be accelerated. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. The financial covenants include requirements to maintain (1) a leverage ratio of no more than 3.25 to 1.00, subject to an election to increase the maximum leverage ratio to 3.50 to 1.00 for one fiscal year in connection with a permitted acquisition, and (2) an interest coverage ratio of no less than 3.00 to 1.00.
All obligations under the Third Amended Credit Agreement are guaranteed by each of our existing and future material domestic subsidiaries, as defined in the Third Amended Credit Agreement (the Guarantors). The obligations are also secured by a Third Amended and Restated Pledge and Security Agreement, dated as of February 17, 2017, entered into by us and the Guarantors which grants to the administrative agent, for the benefit of the lenders, a security interest, subject to certain exceptions, in substantially all of the non-real estate assets of the Guarantors. These assets include, but are not limited to, receivables, equipment, intellectual property, inventory, and stock in certain subsidiaries.
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement, however, during the second quarter of 2017, we made a discretionary principal payment of $50.0 million to reduce the amount outstanding on our credit facility. As of June 30, 2017 we have $191.2 million in outstanding borrowings under our credit facility.
At June 30, 2017, we have $2.8 million of outstanding deferred debt issuance costs consisting of $1.6 million related to the term loans under the Second Amended Credit Agreement and $1.2 million related to the Third Amended Credit Agreement. These costs will be amortized over the life of the Third Amended Credit Agreement, which will terminate in February 2022. We incurred amortization expense of $0.1 million in the three months ended June 30, 2017 and 2016 related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. In July 2012, we entered into an interest rate swap to hedge the variable interest rate on our previously outstanding term loan debt. This swap expired as of June 30, 2016.

Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2017.
Capital Lease
We have a capital lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of June 30, 2017 is $5.6 million. Depreciation expense related to the capital lease was $0.1 million for the three months ended June 30, 2017 and 2016 and $0.2 million for the six months ended June 30, 2017 and 2016. Accumulated depreciation at June 30, 2017 and December 31, 2016 was $3.6 million and $3.4 million, respectively. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations.
We also incurred interest expense on the capital lease of $0.1 million for each of the three month periods ended June 30, 2017 and 2016 and $0.1 million and $0.2 million for each of the six month periods ended June 30, 2017 and 2016. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.

Note 13 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending June 30, 2017, by segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2016	$51,693	$91,531	$62,983	$2,224	$208,431
Foreign currency translation adjustment	—	786	5,121	—	5,907
Purchase accounting adjustment	—	116	—	—	116
DSP acquisition	—	17,793	—	—	17,793
June 30, 2017	$51,693	$110,226	$68,104	$2,224	$232,247
Intangible Assets

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and patents	$10,161	$1,637	$8,524	$6,825	$1,156	$5,669
Technology	72,826	29,037	43,789	68,880	24,365	44,515
Covenant not to compete	1,729	1,004	725	1,419	932	487
Customer relationships	127,887	18,205	109,682	96,148	14,311	81,837
Total definite lived intangible assets	212,603	49,883	162,720	173,272	40,764	132,508
Indefinite lived intangible assets	4,506	—	4,506	4,168	—	4,168
Total intangible assets	$217,109	$49,883	$167,226	$177,440	$40,764	$136,676
Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and six months ended June 30, 2017 was approximately $3.8 million and $7.1 million, respectively. Amortization expense for the three and six months ended June 30, 2016 was approximately $2.7 million and $5.3 million, respectively. The estimated future amortization expense is $7.6 million for the remainder of 2017 and $15.3 million, $15.1 million, $11.8 million and $11.0 million for 2018, 2019, 2020 and 2021, respectively.

On November 23, 2016, we acquired DeWAL, and on January 6, 2017, we acquired the principal operating assets of DSP. For further detail on the goodwill and intangible assets recorded in connection with the acquisitions, see Note 5 - Acquisitions.
The indefinite-lived trademark intangible assets were acquired as part of the acquisition of curamik®. These assets are assessed for impairment annually or if changes in circumstances indicate that the carrying values may not be recoverable.
The definite-lived intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average amortization period as of June 30, 2017, by intangible asset class, is presented in the table below:

Intangible Asset Class	Weighted Average Amortization Period (Years)
Trademarks and patents	7.2
Technology	6.0
Customer relationships	10.3
Covenant not to compete	3.4
Total definite lived intangible assets	8.9

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. We recorded an accrual of $3.2 million as of December 31, 2015 for remediation costs expected to be incurred based on the facts and circumstances known to us at that time. During the third quarter of 2016, the CT DEEP approved a change to our remediation plan for the site that will reduce our overall expected costs. Accordingly, we reduced the accrual by $0.9 million as a result of a change in the level of remediation that needs to take place. This benefit was recorded as an offset to selling, general, and administrative expenses in the condensed consolidated statement of operations. Remediation activities on the site continue, totaling approximately $0.5 million through June 30, 2017, and the remaining accrual for future remediation efforts was $1.8 million.
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of June 30, 2017, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue for the indefinite future. No time frame for completion can be estimated at the present time.
PCB Contamination
We have been working with CT DEEP and the United States Environmental Protection Agency, Region I, in connection with certain polychlorinated biphenyl (PCB) contamination at our facility in Woodstock, Connecticut. The issue was originally discovered in the soil at the facility in the late 1990s, which has been remediated. Further contamination was later found in the groundwater beneath the property, which was addressed with the installation of a pump and treat system in 2011. The future costs related to the maintenance of the groundwater pump and treat system now in place at the site are expected to be minimal. We believe that the remaining remediation activity will continue for several more years and no time frame for completion can be estimated at the present time.
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
The following table presents information about our recent asbestos claims activity:

Asbestos Claims Activity
Claims outstanding at December 31, 2016	605
New claims filed	195
Pending claims concluded	(184)
Claims outstanding at June 30, 2017	616
For the six months ended June 30, 2017, 175 claims were dismissed and 9 claims were settled. Settlements totaled approximately $1.2 million for the six months ended June 30, 2017.
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
We review our asbestos-related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts. Currently, these analyses project liabilities and related insurance receivables over a 10-year period. It is probable we will incur additional costs for asbestos-related claims following this 10-year period, but we do not believe that any related contingencies are reasonably estimable beyond such period based on, among other things, the significant proportion of future claims included in the analysis and the lag time between the date a claim is filed and its resolution. Accordingly, no liability (or related asset) has yet been recorded for claims that may be asserted subsequent to 2026.
As of December 31, 2016, the asbestos-related claims and insurance receivables for the 10-year projection period were $52.0 million and $48.4 million, respectively. As of June 30, 2017, there have been no changes to these projections.
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

Note 15 – Share Repurchase
On August 6, 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2017, $52.0 million remained available to repurchase under the Program.
No shares of capital stock were repurchased during the six months ended June 30, 2017. All previous repurchases were made using cash from operations and cash on hand.

Note 16 – Income Taxes
Our effective income tax rate was 33.9% and 71.0% for the three months ended June 30, 2017 and 2016, respectively. Our effective income tax rate was 33.0% and 51.2% for the six months ended June 30, 2017 and 2016, respectively. The decrease, compared to the same periods in 2016, was primarily due to withholding taxes on off-shore cash movements and the change in our assertion that certain foreign earnings are permanently reinvested recorded in 2016, excess tax deductions on stock based compensation recognized in 2017, and a decrease in current year accruals of uncertain tax positions, partially offset by a decrease in reversal of reserves associated with uncertain tax positions.
Historically, our intention was to permanently reinvest the majority of our foreign earnings indefinitely or to distribute them only when it was tax efficient to do so. As a result of certain internal restructuring transactions effectuated to more closely align our foreign subsidiaries from an operational, legal and geographic perspective and improve management of financial resources, with respect to offshore distributions, we modified our assertion of certain foreign subsidiary earnings considered permanently reinvested in 2016. In connection with this change, we recorded a deferred tax liability of $3.4 million associated with distribution-related foreign taxes on prior years’ undistributed earnings of certain of our Chinese subsidiaries in the second quarter of 2016. These taxes become due when distributed to other offshore subsidiaries. In addition, we incurred $5.5 million of withholding taxes related to distributions from China in the second quarter of 2016. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries.  We continue to intend to reinvest these earnings permanently outside the U.S. or to repatriate the earnings only when it is tax effective to do so.
The total amount of unrecognized tax benefits as of June 30, 2017 was $6.6 million, of which $6.2 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $1.6 million of our unrecognized tax benefits as of June 30, 2017 will reverse within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2017, we had $0.7 million accrued for the payment of interest.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012.
We adopted ASU 2016-09 on January 1, 2017. Upon adoption, we recognized excess tax benefits of approximately $12.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. In addition, the new guidance requires that all of the tax effects related to share-based payments at settlement or expiration be recorded through the statement of operations which resulted in the recognition of $0.5 million and $1.6 million of income tax benefits during the three and six months ended June 30, 2017, respectively. See Note 19 - “Recent Accounting Standards” for further information.

Note 17 – Restructuring
In the second quarter of 2017, we completed the physical relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona. The move builds upon our presence in Arizona, where we have major business and manufacturing operations. The move supports our long-term strategy and is an integral part of our plans for growth and expansion. The new global corporate headquarters location is home to approximately 70 employees who support areas such as human resources, information technology, finance and supply chain, among others. The Rogers, Connecticut location continues to have manufacturing, research and development and support services. We recorded $1.1 million and $1.8 million of expense related to this project in the three and six months ended June 30, 2017. Severance activity related to the headquarters relocation is presented in the table below for the six months ended June 30, 2017:

(Dollars in thousands)	Severance related to headquarters relocation
Balance at December 31, 2016	$470
Provisions	320
Payments	(566)
Balance at June 30, 2017	$224
The fair value of the total severance benefits to be paid (including payments already made) in connection with the relocation is $1.2 million. This total is being expensed ratably over the required service period for the affected employees. We incurred $0.1 million and $0.3 million of severance related expenses during the three and six months ended June 30, 2017.

Note 18 – Assets Held for Sale
In the first quarter of 2017, we completed the planned sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016. We recognized a gain on sale of approximately $0.9 million during that quarter in operating income. Also in the first quarter of 2017, we began actively marketing for sale a facility in Belgium with a net book value of $1.8 million. The asset is classified as held for sale as of June 30, 2017 and is no longer being depreciated. We have an agreement to sell this property and expect to close on the sale in the second half of 2017.
In the second quarter of 2017, we began actively marketing for sale unutilized property in the U.S. consisting of a building and an adjacent parcel of land with a net book value of $0.9 million. The asset is classified as held for sale as of June 30, 2017 and is no longer being depreciated.
As both the Belgian and U.S. facilities held for sale are expected to be sold within the next twelve months, they have been classified as current.

Note 19 – Recent Accounting Standards
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of this standard will be applied prospectively to awards modified on or after the adoption date. The impact of this new standard will depend on the extent and nature of future changes to the terms and conditions of the Company’s share-based payment awards. Historically, the Company has not had significant changes to its share-based payment awards and therefore does not expect adoption of this guidance to have a material effect on the financial statements upon its adoption in 2018.
In March 2017, the FASB issued ASU No. 2017-05 and ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net periodic pension benefit costs will be presented in the statement of operations separately from the service cost and outside of a subtotal of operating income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU No. 2017-05 and ASU 2017-07 are effective for annual periods beginning after December 15, 2017. The Company expects to adopt this guidance when effective and the adoption is not expected to have a material effect on the financial statements.
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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, with the intention to reduce diversity in practice, as well as simplify elements of classification within the statement of cash flows for certain transactions. The update was effective for interim and annual reporting periods beginning after December 15, 2016. The accounting update was to be adopted using a retrospective approach. The Company adopted ASU 2016-15 effective January 1, 2017, and it did not have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The update was effective for interim and annual reporting periods beginning after December 15, 2016. The new standard required a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted ASU 2016-09 on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $12.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment to retained earnings. In addition, the new guidance requires that all of the tax effects related to share-based payments at settlement or expiration be recorded through the statement of operations. The Company also adopted the standard with respect to treatment of forfeitures, which did not have a material impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. The standard is effective for interim and annual reporting periods for fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted and it is to be adopted using a modified retrospective approach. The Company has initiated its implementation plan, which includes evaluating the classification of our lease agreements and quantifying the accounting impact in accordance with the new accounting standard. The Company expects to adopt this accounting standard beginning in fiscal year 2019.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the updated standard is effective for us beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. During 2016, the FASB issued new accounting standards updates regarding principal versus agent considerations in determining revenue recognition identifying performance obligations and licensing, collectability, sales tax, non-cash considerations, completed contracts, contract modifications and effect of accounting change. During 2017, the FASB issued new accounting standards updates regarding clarification of determining the customer in a service concession arrangement. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company plans to adopt this standard retrospectively with the cumulative effect approach; however, the Company will continue to evaluate its options as the implementation process continues. The Company has established a cross-functional coordinated implementation team and engaged a third party service provider to assist with the project. The Company is completing its evaluation of contracts and is in the process of quantifying the financial impact of the new standard. The Company is also evaluating and implementing changes to its systems, processes and internal controls, as necessary, to meet the reporting and disclosure requirements. At this stage of the process, the Company has not yet determined if the adoption of the new standard will have a material impact on its consolidated financial statements and disclosures.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•	failure to capitalize on, or volatility within, the Company’s growth drivers, including advanced mobility, advanced connectivity, clean energy, and safety and protection;

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
Executive Summary
Company Background and Strategy
Rogers Corporation designs, develops, manufactures and sells high-quality and high-reliability engineered materials and components for mission critical applications. We operate principally three strategic business segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). We are now headquartered in Chandler, Arizona. We have a history of innovation and have established two Rogers Innovation Centers for our leading research and development activities, in Massachusetts and Suzhou, China.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. Our ability to manage the risks inherent in the markets into which we sell our products, and thereby maintain our financial performance in the future, will depend, in part, on our ability to continue to maintain our focus on these principles. As a market-driven organization, we are focused on growth drivers, including advanced mobility and connectivity, clean energy, and safety and protection. More specifically, the key trends and markets that affect our business include the growth in automotive, automotive radar, electric vehicles, hybrid electric vehicles, rail, aviation, telecom, wireless, internet connectivity, renewable energy, aerospace and defense, and general industrial markets.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on imperatives for success as a manufacturer of engineered materials and components: quality, service, cost and efficiency, and innovation and technology. We have expanded our capabilities through organic investment and acquisitions and strive to ensure a full complement of high quality solutions for our customers. We continue to review and re-align our manufacturing and engineering footprint in an effort to attain a leading competitive position globally. We have established or expanded our capabilities in locations such as Eastern Europe and Asia in support of our customers’ growth initiatives.
We seek to enhance our operational and financial performance by investing in research and development, manufacturing and materials efficiencies, and new product initiatives that respond to the needs of our customers. We strive to evaluate operational and strategic alternatives to improve our business structure and align our business with the changing needs of our customers and major industry trends affecting our business.
In executing on our growth strategy, we have completed three strategic acquisitions: (1) in January 2017, we acquired the principal operating assets of Diversified Silicone Products, Inc. (DSP), a custom silicone product development and manufacturing business, serving a wide range of high reliability applications, (2) in November 2016, we acquired DeWAL Industries LLC (DeWAL), a leading manufacturer of polytetrafluoroethylene and ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets, and (3) in January 2015, we acquired Arlon LLC and its subsidiaries, other than Arlon India (Pvt) Limited (the acquired entities, collectively, Arlon), a leading manufacturer of high performance materials for the printed circuit board industry and silicone rubber-based materials.
2017 Second Quarter Executive Summary
In the second quarter of 2017 as compared to the second quarter of 2016, our net sales increased 27.9% to $201.4 million, gross margin increased 180 basis points to 40.0%, and operating margin increased 440 basis points. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our net sales increase in the second quarter of 2017 was attributable to increases in net sales across all of our strategic business segments, reflecting both organic growth within each business unit, and growth attributable to our recent acquisitions. Each of ACS, EMS and PES recorded net sales growth. ACS experienced continued growth in automotive, portable electronics, and aerospace and defense applications, which was partially offset by lower demand in wireless telecommunications applications. EMS net sales increased primarily from the recent acquisitions of DeWAL and DSP, and from higher demand from its core markets, including general industrial, portable electronics, automotive, and mass transit applications. PES saw strength across most of their traditional markets, including mass transit applications, laser diode coolers, variable frequency motor drives, and renewable energy. See “Segment Sales and Operations.”

•
Our gross margin improved 180 basis points and our operating margin improved 440 basis points in the second quarter of 2017 primarily as a result of increased demand and our operational improvement initiatives. Our gross margin improved to 40.0% in the second quarter of 2017 as a result of increased net sales, as described above, and continued benefits from operational improvement initiatives. Operating income increased to $32.8 million in the second quarter of 2017, as compared to $18.8 million in the second quarter of 2016, reflecting an increase in net sales that more than offset an increase in selling, general & administrative (SG&A) expense. As a result, SG&A expense declined as a percentage of net sales from 21.8% in the second quarter of 2016 to 19.6% in the second quarter of 2017.

•
We continue to integrate DeWAL and DSP. Acquisitions remain a core part of our growth strategy, and successful integration efforts are a key element to ensuring our growth strategy is successfully executed.

•
We are an innovation company, and in the second quarter of 2017 we continued our investment in research and development, with research and development expenses comprising 3.5% of our quarterly net sales. Research and development (R&D) expenses were $7.1 million in the second quarter of 2017, which was an increase of $0.1 million but a decline of 1.0% as a percentage of net sales from the second quarter of 2016. The year-over-year decline as a percentage of net sales is attributable to net sales growth (including the recent acquisitions), and we expect the percentage to rebalance closer to historical levels as we integrate the new businesses. Our spending continues to be focused on developing new platforms and technologies.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales.

	Quarter Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	40.0%	38.2%	39.7%	38.0%

Selling, general and administrative expenses	19.6%	21.8%	18.2%	20.2%
Research and development expenses	3.5%	4.5%	3.5%	4.3%
Restructuring charges	0.5%	—%	0.4%	—%
Gain on sale of long-lived asset	—%	—%	(0.2)%	—%
Operating income	16.3%	11.9%	17.8%	13.5%

Equity income in unconsolidated joint ventures	0.5%	0.4%	0.5%	0.4%
Other income (expense), net	(0.1)%	0.1%	0.1%	(0.1)%
Interest expense, net	(1.0)%	(0.7)%	(0.8)%	(0.7)%
Income before income tax expense	15.7%	11.8%	17.6%	13.1%

Income tax expense	5.3%	8.4%	5.8%	6.7%

Net income	10.4%	3.4%	11.8%	6.4%

Net Sales	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Net sales	$201,424	$157,489	27.9%	$405,252	$318,056	27.4%
Gross margin	40.0%	38.2%		39.7%	38.0%
Net sales increased by 27.9% in the second quarter of 2017 compared to the second quarter of 2016. This increase was driven by higher organic net sales in our three strategic business segments (ACS, EMS and PES), as well as from the net sales from our recent acquisitions, DeWAL and DSP. The ACS operating segment had an increase in net sales of 10.6% due to higher-end market demand in automotive, portable electronics, and aerospace and defense applications, partially offset by lower demand in wireless and telecommunications applications. EMS had increased organic net sales due to higher end-market demand in general industrial, portable electronics, automotive, and mass transit applications (21.4%), as well as from acquisitions (48.1%) for an overall increase of 69.5%. PES had increased net sales of 14.4% also due to higher end-market demand in mass transit, laser diode cooler, variable frequency motor drive, and renewable energy applications. Currency had a negative impact of 2.4% on total net sales, primarily as a result of the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
On a year to date basis, net sales increased by 27.4% from the first half of 2016. The ACS operating segment net sales increased 8.7%. The EMS operating segment net sales increased 67.7% and the PES operating segment net sales increased 17.6%. Both ACS and PES had net sales increases from higher end-market demand, and EMS experienced higher net sales resulting from the acquisitions of DeWAL and DSP and organic net sales growth. Currency had a negative impact of 2.0% on total net sales, primarily as a result of the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross Margin
Gross margin as a percentage of net sales increased 180 basis points to 40.0% in the second quarter of 2017 compared to 38.2% in the second quarter of 2016. Gross margin in the second quarter of 2017 was favorably impacted by an increase in net sales, and operational performance improvements driven by increased capacity utilization, operational process enhancements and automation, conversion of fixed cost structure to variable, benefits from low cost country manufacturing expansion, and synergies from the recent acquisitions.
On a year to date basis, gross margin as a percentage of net sales increased by 170 basis points to 39.7% in the first half of 2017 from 38.0% in the first half of 2016. Gross margin in the first half of 2017 was favorably impacted by an increase in net sales, and operational performance improvements. The first quarter of 2017 included $1.6 million of expense for a non-recurring purchase accounting fair value adjustment for inventory related to the DeWAL and DSP acquisitions.

Selling, General and Administrative Expenses	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Selling, general and administrative expenses	$39,567	$34,369	15.1%	$73,731	$64,229	14.8%
Percentage of net sales	19.6%	21.8%		18.2%	20.2%
SG&A expenses increased 15.1% in the second quarter of 2017 from the second quarter of 2016, due principally to $2.7 million of additional equity and incentive compensation expense, $1.5 million of additional SG&A expenses from the operations of the acquired businesses and $1.4 million of additional intangible amortization and depreciation related to the acquisitions. SG&A declined as a percent of net sales to 19.6% in the second quarter of 2017 from 21.8% in the second quarter of 2016, as a result of administrative cost containment activities.
On a year to date basis, SG&A expenses increased 14.8%, due principally to $2.6 million of additional SG&A expenses from the operations of the acquired businesses, $2.5 million of additional intangible amortization and depreciation related to the acquisitions, $2.1 million of additional equity and incentive compensation expense, and $2.1 million of acquisition and integration related costs. SG&A declined as a percent of net sales to 18.2% for the first half of 2017, from 20.2% in the first half of 2016, as a result of administrative cost containment activities.

Research and Development Expenses	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Research and development expenses	$7,141	$7,074	0.9%	$14,102	$13,622	3.5%
Percentage of net sales	3.5%	4.5%		3.5%	4.3%
R&D expenses increased 0.9% in the second quarter of 2017 from the second quarter of 2016, and increased 3.5% in the six months ended June 30, 2017 from corresponding prior year period. The increases are due to continued investments that are targeted at developing new platforms and technologies focused on long-term growth initiatives at our innovation centers in the U.S. and Asia. Although R&D expenses as a percentage of net sales declined from the corresponding periods of the prior year, we expect the percentage to rebalance closer to historical levels as we integrate the new business.

Other Operating Expenses (Income)	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Restructuring charges	$1,079	$—	100.0%	$1,805	$—	100.0%
Gain on sale of long-lived asset	—	—	100.0%	(942)	—	100.0%
The restructuring charges in the second quarter and the first six months of 2017 are associated with the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona. These charges consist of severance expense and other costs associated with relocating employees to the new location.
In the first quarter of 2017, we completed the planned sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016. We recognized a gain on sale of approximately $0.9 million during the six months ended June 30, 2017.

Equity Income in Unconsolidated Joint Ventures	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Equity income in unconsolidated joint ventures	$966	$708	36.4%	$1,976	$1,321	49.6%
Equity income in unconsolidated joint ventures increased 36.4% in the second quarter of 2017 from the second quarter of 2016, and year to date increased 49.6%. The increases were due to higher demand, primarily in the portable electronics market.

Other Income (Expense), Net	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Other income (expense), net	$(185)	$191	(196.9)%	$530	$(356)	248.9%
Other expense in the second quarter of 2017 was primarily attributable to unfavorable foreign currency transaction costs of $0.3 million, compared to favorable foreign currency transaction costs of $0.2 million in the second quarter of 2016.
In the first half of 2017, other income was attributable to gains of $0.3 million compared to expenses of $0.1 million in the first half of 2016, primarily related to the value of the copper derivative contracts. In the first half of 2016, we recorded an additional loss related to the sale of the Arlon polimide and thermoset laminate business of $0.2 million.

Interest Expense, Net	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Interest expense, net	$(1,947)	$(1,115)	74.6%	$(3,195)	$(2,236)	42.9%
Interest expense, net, increased by 74.6% in the second quarter of 2017 from the second quarter of 2016, and by 42.9% in the first half of 2017 from the first half of 2016. This increase was primarily due to the additional $166.0 million of debt incurred for the DeWAL and DSP acquisitions. As explained in “Liquidity, Capital Resources and Financial Position” below, however, we made a $50.0 million discretionary payment during the second quarter of 2017 to reduce our outstanding borrowings under our credit facility to $191.2 million, as of June 30, 2017.

Income Taxes	Quarter Ended			Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Income tax expense	$10,697	$13,163	(18.7)%	$23,583	$21,280	10.8%
Effective tax rate	33.9%	71.0%		33.0%	51.2%
Our effective income tax rate was 33.9% and 71.0% for the three months ended June 30, 2017 and 2016, respectively. Our effective income tax rate was 33.0% and 51.2% for the six months ended June 30, 2017 and 2016, respectively. The decrease, compared to the same periods in 2016, was primarily due to withholding taxes on off-shore cash movements and the change in our assertion that certain foreign earnings are permanently reinvested recorded in 2016, excess tax deductions on stock based compensation recognized in 2017 and a decrease in current year accrual of uncertain tax positions, partially offset a decrease in reversal of reserves associated with uncertain tax positions.
Historically, our intention was to permanently reinvest the majority of our foreign earnings indefinitely or to distribute them only when it was tax efficient to do so. As a result of certain internal restructuring transactions effectuated to more closely align our foreign subsidiaries from an operational, legal and geographic perspective and improve management of financial resources, with respect to offshore distributions, we modified our assertion of certain foreign subsidiary earnings considered permanently reinvested in 2016. In connection with this change, we recorded a deferred tax liability of $3.4 million associated with distribution-related foreign taxes on prior years’ undistributed earnings of certain of our Chinese subsidiaries in the second quarter of 2016. These taxes become due when distributed to other offshore subsidiaries. In addition, we incurred $5.5 million of withholding taxes related to distributions from China in the second quarter of 2016. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries.  We continue to intend to reinvest these earnings permanently outside the U.S. or to repatriate the earnings only when it is tax effective to do so.

Segment Sales and Operations
Advanced Connectivity Solutions

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$74.3	$67.2	$152.9	$140.6
Operating income	$13.2	$10.8	$32.9	$26.7
The ACS operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, automotive, high reliability, wired infrastructure, aerospace and defense, and consumer applications, among others.
Q2 2017 versus Q2 2016
ACS experienced continued growth in automotive, portable electronics, and aerospace and defense applications, offset in part by lower wireless infrastructure demand. Net sales in this segment increased by 10.6% in the second quarter of 2017 compared to the second quarter of 2016. The increase in net sales over the second quarter of 2016 was favorably impacted by demand growth in automotive radar applications for Advanced Driver Assistance Systems (73%), portable electronics (76%), and aerospace and defense applications (8%), partially offset by lower demand in the wireless telecom market for 4G LTE applications (-7%). Net sales were unfavorably impacted by 1.3% due to currency fluctuations, primarily as a result of the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
Operating income increased by 22.2% in the second quarter of 2017 from the second quarter of 2016. As a percentage of net sales, operating income in the second quarter of 2017 was 17.8%, a 170 basis point increase as compared to the 16.1% reported in the second quarter of 2016. This increase is primarily due to the higher net sales previously noted as well as lower costs from continued operational efficiencies and cost reduction initiatives.
YTD 2017 versus YTD 2016
On a year to date basis, ACS experienced growth in automotive, aerospace and defense applications, offset in part by lower wireless infrastructure demand. Net sales in this segment increased by 8.7% in the first half of 2017 compared to the first half of 2016. The increase in net sales is primarily driven by demand growth in automotive radar applications (54%), and aerospace and defense programs (11%), partially offset by lower demand in the wireless telecom market for 4G LTE applications (-7%). Net sales were unfavorably impacted by 1.2% due to currency fluctuations, primarily as a result of the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
Operating income improved by 23.2% in the first half of 2017 from the first half of 2016. As a percentage of net sales, the first half of 2017 operating income was 21.5%, a 250 basis point increase as compared to the 19.0% reported in the first half of 2016. This increase is primarily due to the higher net sales as well as lower costs from continued operational efficiencies and cost reduction initiatives.

Elastomeric Material Solutions

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$77.6	$45.8	$154.4	$92.1
Operating income	$14.1	$5.3	$27.0	$10.7
The EMS operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of applications and markets, including general industrial, portable electronics, automotive, mass transit and consumer applications. In November 2016, we completed the acquisition of DeWAL, a leading manufacturer of polytetrafluoroethylene, ultra-high molecular weight polyethylene films, pressure sensitive tapes and specialty products for the industrial, aerospace, automotive, and electronics markets. In January 2017, we acquired the principal operating assets of DSP, a custom silicone product development and manufacturing business, serving a wide range of high reliability applications. We are in the process of integrating DeWAL and DSP into our EMS segment.

Q2 2017 versus Q2 2016
EMS experienced organic net sales growth in the quarter, as well as growth from net sales stemming from our DeWAL and DSP acquisitions. Net sales in this segment increased by 69.5% in the second quarter of 2017 compared to the second quarter of 2016. The increase in net sales was driven by the acquisitions of DeWAL and DSP (48.1%), as well as an increase in organic net sales (21.4%). Organically, EMS experienced higher demand in general industrial (30%), portable electronics (24%), automotive (51%) and mass transit (5%) applications. Net sales were unfavorably impacted by 2.1% due to currency fluctuations, primarily as a result of the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
Operating income increased by 166.0% in the second quarter of 2017 from the second quarter of 2016. As a percentage of net sales, second quarter of 2017 operating income was 18.2%, a 660 basis point increase as compared to the 11.6% reported in the second quarter of 2016. This increase is primarily due to the higher net sales attributable to growth from acquisitions and organic growth, as well as lower costs from continued operational efficiencies, partially offset by increases in intangible amortization and depreciation expense of $1.4 million related to the DeWAL and DSP acquisitions.
YTD 2017 versus YTD 2016
On a year to date basis, EMS experienced strong net sales growth from the added net sales of the DeWAL and DSP acquisitions, as well as organically. Net sales in this segment increased by 67.7% in the first half of 2017 compared to the first half of 2016. The increase in net sales is primarily driven by the acquisitions of DeWAL and DSP (48.6%), as well as an increase in organic net sales (19.1%). Organically, EMS experienced higher demand in portable electronics (29%), general industrial (19%), automotive (50%), and mass transit (17%) applications. Net sales were unfavorably impacted by 1.7% due to currency fluctuations, primarily as a result of the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
Operating income improved by 152.3% in the first half of 2017 from the first half of 2016. As a percentage of net sales, the first half of 2017 operating income was 17.5%, a 590 basis point increase as compared to the 11.6% reported in the first half of 2016. This increase is primarily due to the higher net sales attributable to both acquisitions and organic growth, as well as lower costs from continued operational efficiencies. Operating income in the first half of 2017 included $1.6 million of expense for a non-recurring purchase accounting fair value adjustment for inventory related to the DeWAL and DSP acquisitions in addition to $2.1 million of acquisition and integration costs. The first half of 2017 also includes increased intangible amortization and depreciation expense of $2.5 million related to the DeWAL and DSP acquisitions. Despite these expenses, operating income increased due to higher net sales and ongoing operational excellence initiatives.

Power Electronics Solutions

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$43.9	$38.4	$86.6	$73.6
Operating income	$3.7	$0.5	$8.6	$1.8
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
Q2 2017 versus Q2 2016
PES experienced net sales growth in the second quarter of 2017 across key markets, as compared to the second quarter of 2016. Net sales in this segment increased by 14.4% in the second quarter of 2017 from the second quarter of 2016. Net sales were positively impacted by higher demand for mass transit (36%), laser diode cooler applications (35%), variable frequency motor drives (6%), and renewable energy (15%). Net sales were unfavorably impacted by 4.7% due to currency fluctuations, primarily as a result of the depreciation in value of the Euro relative to the U.S. dollar.
Operating income for the quarter increased by 640.0% in the second quarter of 2017 from the second quarter of 2016. As a percentage of net sales, second quarter of 2017 operating income was 8.4%, a 710 basis point increase as compared to the 1.3% reported in the second quarter of 2016. This increase is primarily due to higher net sales and increased equipment utilization, supply chain volume discounts, and improved productivity from operational excellence initiatives.

YTD 2017 versus YTD 2016
Net sales in this segment increased by 17.6% in the first half of 2017 from the first half of 2016. Net sales increase was driven by higher demand for laser diode cooler applications (55%), renewable energy (22%), variable frequency motor drives (8%), hybrid electric vehicles (18%), and mass transit (24%). Net sales were unfavorably impacted by 3.8% due to currency fluctuations, primarily as a result of the depreciation in value of the Euro relative to the U.S. dollar.
Operating income increased 377.8% in the first half of 2017 from the first half of 2016. As a percentage of net sales, the first half of 2017 operating income was 9.9%, a 750 basis point increase as compared to the 2.4% reported in the first half of 2016. This increase is primarily due to higher net sales and increased equipment utilization, supply chain volume discounts, and improved productivity from operational excellence initiatives.

Other

	Quarter Ended		Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$5.6	$6.1	$11.4	$11.8
Operating income	$1.8	$2.1	$3.7	$3.7
Our Other segment consists of our elastomer rollers and floats business, as well as our inverter distribution business.
Q2 2017 versus Q2 2016
Net sales decreased by 8.9% in the second quarter of 2017 from the second quarter of 2016, and had a negative currency impact of 2.0%, primarily as a result of the depreciation in value of the Renminbi relative to the U.S. dollar.
Operating income decreased 14.3% in the second quarter of 2017 compared to the second quarter of 2016. As a percentage of net sales, operating income decreased to 32.1% in the second quarter of 2017 from 34.4% in the second quarter of 2016. This decrease was primarily driven by lower net sales.
YTD 2017 versus YTD 2016
Net sales decreased by 3.2% in the first half of 2017 from the first half of 2016, primarily due to a negative currency impact of 2.0% resulting from an increase in the value of the Renminbi relative to the U.S. dollar.
Operating income in the first half of 2017 was flat as compared to the first half of 2016. This was due to lower net sales offset by the impact of continuing operating efficiencies.

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

(Dollars in thousands)	June 30, 2017	December 31, 2016
Key Balance Sheet Accounts:
Cash and cash equivalents	$177,312	$227,767
Accounts receivable, net	$136,993	$119,604
Inventories	$102,549	$91,130
Outstanding borrowing on credit facilities (short term and long term)	$191,188	$241,188

	Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016
Key Cash Flow Measures:
Cash provided by operating activities	$64,489	$51,304
Cash used in investing activities	$(67,324)	$(9,992)
Cash used in financing activities	$(51,637)	$(4,229)
At the end of the second quarter of 2017, cash and cash equivalents were $177.3 million as compared to $227.8 million at the end of 2016, a decrease of $50.5 million, or 22.2%. This decrease was due primarily to our use of $60.2 million for the acquisition of DSP, a $50.0 million discretionary principal payment on our outstanding credit facility, and $9.7 million in capital expenditures, partially offset by strong cash generated by operations.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
U.S.	$19,467	$95,481
Europe	54,799	37,791
Asia	103,046	94,495
Total cash and cash equivalents	$177,312	$227,767
Cash held in certain foreign locations could be subject to additional taxes if we repatriate such amounts back to the U.S. or offshore subsidiaries. In 2016, as a result of certain internal restructuring transactions effectuated to more closely align our foreign subsidiaries from an operational, legal and geographic perspective and improve management of financial resources, we changed our estimate of the amount of foreign subsidiary earnings considered permanently reinvested. Undistributed earnings of certain of our Chinese subsidiaries are no longer considered indefinitely reinvested and may be distributed to other offshore subsidiaries. We have not changed our assertion with respect to distributions of earnings that would require the accrual of U.S. income tax.
Significant changes in our balance sheet accounts from December 31, 2016 to June 30, 2017 were as follows:

•
Accounts receivable increased 14.5% to $137.0 million as of June 30, 2017, from $119.6 million at December 31, 2016. The increase from year end was primarily due to higher net sales in the second quarter of 2017, in comparison with the fourth quarter of 2016. Additionally, accounts receivable increased by $3.4 million as of June 30, 2017 due to the acquisition of DSP in January 2017.

•
Inventory increased 12.5% to $102.5 million as of June 30, 2017, from $91.1 million at December 31, 2016 in anticipation of increased demand in the second half of 2017 within our EMS and PES segments. Additionally, inventory increased $2.1 million due to the acquisition of DSP in January 2017.

•
Deferred income tax assets increased 34.3% to $19.7 million as of June 30, 2017, from $14.6 million at December 31, 2016. The increase is primarily due to the recognition of $12.7 million in deferred tax assets previously not recognized in accordance with the adoption of new accounting guidance, offset by $7.9 million decrease in deferred tax assets in the U.S. associated with tax credit utilization and timing differences.

•	Goodwill increased 11.4% to $232.2 million as of June 30, 2017, from $208.4 million at December 31, 2016. The increase is primarily due to the acquisition of DSP in January 2017.

•	Other intangible assets increased 22.4% to $167.2 million as of June 30, 2017, from $136.7 million at December 31, 2016. This overall increase is due to the acquisition of DSP in January 2017.
On February 17, 2017, we entered into the Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Third Amended Credit Agreement), which amended and restated the Second Amended Credit Agreement. The Third Amended Credit Agreement refinanced the Second Amended Credit Agreement, eliminated the term loan under the Second Amended Credit Agreement, and increased the principal amount of the revolving credit facility to up to $450.0 million borrowing capacity, with an additional $175.0 million accordion feature. All revolving loans under the Third Amended Credit Agreement are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement. During the second quarter of 2017, we made a discretionary principal payment of $50.0 million to reduce the amount outstanding on our credit facility. As of June 30, 2017, we had $191.2 million in outstanding borrowings under our credit facility.
The Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2017.
During the second quarter of 2017, there were not any material new developments related to our capital lease. Refer to Note 12 - “Debt” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on liquidity matters.

Contingencies
During the second quarter of 2017, we did not become aware of any material new developments related to environmental matters or other contingencies or incur any material costs or capital expenditures related to environmental matters. Refer to Note 14 - “Commitments and Contingencies” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and other contingencies.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.

Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2017.

Recent Accounting Pronouncements
See Note 19 - “Recent Accounting Standards” of Notes to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the second quarter of 2017. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2017. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statement of Shareholders’ Equity at June 30, 2017 and December 31, 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (vi) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Janice E. Stipp
Janice E. Stipp Senior Vice President, Finance and Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Dated: August 1, 2017