Form 10-Q
period 2018-03-31
ROGERS CORP
filed 2018-04-27
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 20, 2018 was 18,366,179.

ROGERS CORPORATION
FORM 10-Q

March 31, 2018

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
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$214,611	$203,828
Cost of sales	138,005	123,478
Gross margin	76,606	80,350

Selling, general and administrative expenses	40,597	34,569
Research and development expenses	8,134	6,961
Restructuring and impairment charges	422	725
Other operating (income) expense, net	(3,591)	(942)
Operating income	31,044	39,037

Equity income in unconsolidated joint ventures	1,007	1,009
Other income (expense), net	66	1,119
Interest expense, net	(1,210)	(1,248)
Income before income tax expense	30,907	39,917
Income tax expense	4,771	12,885
Net income	$26,136	$27,032

Basic earnings per share	$1.43	$1.50
Diluted earnings per share	$1.40	$1.47

Shares used in computing:
Basic earnings per share	18,288	18,056
Diluted earnings per share	18,610	18,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$26,136	$27,032

Foreign currency translation adjustment	7,000	4,138
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	778	(114)
Pension and postretirement benefit plans reclassified into earnings:
Amortization of loss, net of tax (Note 6)	43	30
Other comprehensive income	7,821	4,054

Comprehensive income	$33,957	$31,086

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$173,019	$181,159
Accounts receivable, less allowance for doubtful accounts of $1,158 and $1,525	150,038	140,562
Contract assets	22,040	—
Inventories	107,935	112,557
Prepaid income taxes	2,561	3,087
Asbestos-related insurance receivables	5,682	5,682
Assets held for sale	896	896
Other current assets	13,614	10,580
Total current assets	475,785	454,523
Property, plant and equipment, net of accumulated depreciation	181,803	179,611
Investments in unconsolidated joint ventures	18,301	18,324
Deferred income taxes	5,025	6,008
Goodwill	239,052	237,107
Other intangible assets, net of amortization	156,998	160,278
Asbestos-related insurance receivables	63,511	63,511
Other long-term assets	5,652	5,772
Total assets	$1,146,127	$1,125,134
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$41,346	$36,116
Accrued employee benefits and compensation	26,178	39,394
Accrued income taxes payable	1,748	6,408
Current portion of lease obligations	604	579
Current portion of asbestos-related liabilities	5,682	5,682
Other accrued liabilities	24,336	25,629
Total current liabilities	99,894	113,808
Borrowings under credit facility	130,982	130,982
Long-term lease obligations	5,853	5,873
Pension liability	8,720	8,720
Retiree health care and life insurance benefits	1,685	1,685
Asbestos-related liabilities	70,207	70,500
Non-current income tax	12,496	12,823
Deferred income taxes	13,086	10,706
Other long-term liabilities	4,181	3,464
Commitments and contingencies (Note 14)
Shareholders’ equity
Capital Stock - $1 par value; 50,000 authorized shares; 18,365 and 18,255 shares outstanding	18,365	18,255
Additional paid-in capital	123,104	128,933
Retained earnings	714,888	684,540
Accumulated other comprehensive loss	(57,334)	(65,155)
Total shareholders' equity	799,023	766,573
Total liabilities and shareholders' equity	$1,146,127	$1,125,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$26,136	$27,032
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,109	10,547
Equity compensation expense	2,673	1,020
Deferred income taxes	1,342	3,516
Equity in undistributed income of unconsolidated joint ventures	(1,007)	(1,009)
Dividends received from unconsolidated joint ventures	1,809	616
Pension and postretirement benefits	(398)	(365)
Loss (gain) from the sale of property, plant and equipment	—	(947)
Bad debt expense	(386)	384
Proceeds from insurance related to operations	—	480
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(7,822)	(12,439)
Contract assets	(22,040)	—
Inventories	5,813	(769)
Pension and postretirement benefit contributions	(328)	(70)
Other current assets	(1,438)	(4,063)
Accounts payable and other accrued expenses	(13,050)	(1,441)
Other, net	6,355	742
Net cash provided by operating activities	8,768	23,234

Investing Activities:
Acquisition of business, net of cash received	—	(60,191)
Capital expenditures	(9,122)	(5,270)
Proceeds from insurance claims	—	450
Proceeds from the sale of property, plant and equipment, net	—	1,603
Net cash used in investing activities	(9,122)	(63,408)

Financing Activities:
Line of credit issuance costs	—	(1,029)
Repayment of long-term lease obligation	(149)	(87)
Repurchases of capital stock	(2,999)	—
Proceeds from the exercise of stock options, net	473	765
Payments of taxes related to net share settlement of equity awards	(6,407)	(2,572)
Proceeds from issuance of shares to employee stock purchase plan	541	422
Net cash used in financing activities	(8,541)	(2,501)

Effect of exchange rate fluctuations on cash	755	1,019

Net decrease in cash and cash equivalents	(8,140)	(41,656)
Cash and cash equivalents at beginning of period	181,159	227,767
Cash and cash equivalents at end of period	$173,019	$186,111

Supplemental Disclosures:
Cash paid during the quarter for:
Interest, net of amounts capitalized	$1,329	$1,209
Income taxes	$5,645	$4,756

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
Certain reclassifications have been made to prior period balances in the statements of financial position in order to conform to the current period presentation. In addition, the Company reclassified $0.9 million of Gain on sale of long-lived asset to Other operating income (expense), net on the condensed consolidated statements of operations for the three months ended March 31, 2017.
On January 1, 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. Upon adoption, the Company reclassified $0.4 million in net periodic pension benefits from Selling, general and administrative expenses to Other income (expense), net for the three months ended March 31, 2017. See Note 21, “Recent Accounting Standards” for further information.
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$(329)	$—	$(329)
Copper derivative contracts	$—	$1,105	$—	$1,105
Interest rate swap	$—	$1,030	$—	$1,030

	Derivative Instruments at Fair Value as of December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$(396)	$—	$(396)
Copper derivative contracts	$—	$2,016	$—	$2,016
Interest rate swap	$—	$41	$—	$41
Note 3 – Hedging Transactions and Derivative Financial Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks being managed through our use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk (primarily related to copper). During the first quarter of 2017, we entered into an interest rate swap to hedge interest rate risk. We do not use derivative financial instruments for trading or speculative purposes. The valuation of derivative contracts used to manage each of these risks is described below:

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2018, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge. For the three months ended March 31, 2018 and 2017, the hedge was highly effective.
Foreign Currency
During the quarter ended March 31, 2018, we entered into Korean Won, Japanese Yen, Euro, Hungarian Forint and Chinese Renminbi forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations.
As of March 31, 2018 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
KRW/USD	₩	2,477,560,000
JPY/EUR		¥310,000,000
EUR/USD		€8,081,989
EUR/HUF		€608,174
USD/CNY		$10,637,837
Commodity
We currently have twenty-four outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operations. These contracts are held with financial institutions and minimize the risk associated with a potential rise in copper prices. These contracts provide some coverage over the forecasted 2018 and 2019 monthly copper exposure and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurs. The notional values of our copper contracts outstanding as of March 31, 2018 were:

Volume of Copper Derivatives
April 2018 - June 2018	153 metric tons per month
July 2018 - September 2018	153 metric tons per month
October 2018 - December 2018	153 metric tons per month
January 2019 - March 2019	162 metric tons per month
April 2019 - June 2019	56 metric tons per month
Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. See Note 12, “Debt” for further discussion regarding the credit facility.
Effects on Statements of Operations and of Comprehensive Income (Loss):

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended March 31, 2018	Fair Values of Derivative Instruments as of March 31, 2018
		Gain (Loss)	Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended
Contracts not designated as hedging instruments	Other income (expense), net	$(64)	$(329)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(822)	$1,105
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$989	$1,030

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended March 31, 2017	Fair Values of Derivative Instruments as of March 31, 2017
		Gain (Loss)	Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Quarter Ended
Contracts not designated as hedging instruments	Other income (expense), net	$21	$21
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$215	$1,342
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$(180)	$(180)
Note 4 – Inventories
Inventories are valued at the lower of cost or market. Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Raw materials	$47,344	$43,092
Work-in-process	26,160	28,133
Finished goods	34,431	41,332
Total inventories	$107,935	$112,557

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
DSP is a custom silicone product development and manufacturing business and expands the portfolio of our Elastomeric Material Solutions (EMS) operating segment in cellular sponge and specialty extruded silicone profile technologies, while strengthening existing expertise in precision-calendered silicone and silicone formulating and compounding.
The results of DSP have been included in our condensed consolidated financial statements only for the periods subsequent to the completion of our acquisition on January 6, 2017.
Note 6 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 and 2017 were as follows:

(Dollars in tables and footnotes in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits (1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2017	$(17,983)	$(47,198)	$26	$(65,155)
Other comprehensive income (loss) before reclassifications	7,000	—	778	7,778
Amounts reclassified from accumulated other comprehensive income	—	43	—	43
Net current-period other comprehensive income (loss)	7,000	43	778	7,821
Ending Balance March 31, 2018	$(10,983)	$(47,155)	$804	$(57,334)

Beginning Balance December 31, 2016	$(46,446)	$(45,816)	$—	$(92,262)
Other comprehensive income (loss) before reclassifications	4,138	—	(114)	4,024
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net current-period other comprehensive income (loss)	4,138	30	(114)	4,054
Ending Balance March 31, 2017	$(42,308)	$(45,786)	$(114)	$(88,208)
(1) Net of taxes of $9,549 and $9,563 as of March 31, 2018 and December 31, 2017, respectively. Net of taxes of $9,144 and $9,160 as of March 31, 2017 and December 31, 2016, respectively.
(2) Net of taxes of $225 and $15 as of March 31, 2018 and December 31, 2017, respectively. Net of taxes of $65 and $0 as of March 31, 2017 and December 31, 2016, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$26,136	$27,032
Denominator:
Weighted-average shares outstanding - basic	18,288	18,056
Effect of dilutive shares	322	317
Weighted-average shares outstanding - diluted	18,610	18,373
Basic earnings per share	$1.43	$1.50
Diluted earnings per share	$1.40	$1.47
Certain potential options to purchase shares may be excluded from the calculation of diluted weighted-average shares outstanding where their exercise price is greater than the average market price of our capital stock during the relevant reporting period. For the quarters ended March 31, 2018 and March 31, 2017, no shares were excluded.
Note 8 – Stock-Based Compensation
Equity Compensation Awards
Performance-Based Restricted Stock Units
As of March 31, 2018, we had performance-based restricted stock awards from 2016, 2017 and 2018 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures. Compensation expense is recognized using the straight-line method over the measurement period, unless the employee has an accelerated vesting schedule.
The 2016, 2017 and 2018 awards have one measurement criteria: the three year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. The TSR measurement criteria of the awards is considered a market condition. As such, the fair value of this measurement criteria was determined on the date of grant using a Monte Carlo simulation valuation model, with related compensation expense fixed on the grant date and expensed on a straight-line basis over the life of the awards that ultimately vest and with no changes for the final projected payout of the awards.
Below were the assumptions used in the Monte Carlo calculation:

	March 31, 2018	March 31, 2017
Expected volatility	34.8%	33.6%
Expected term (in years)	3.0	3.0
Risk-free interest rate	2.28%	1.38%
Expected volatility – In determining expected volatility, we have considered a number of factors, including historical volatility.
Expected term – We use the measurement period of the award to determine the expected term assumption for the Monte Carlo simulation valuation model.
Risk-free interest rate – We use an implied “spot rate” yield on U.S. Treasury Constant Maturity rates as of the grant date for our assumption of the risk-free interest rate.
Expected dividend yield – We do not currently pay dividends on our capital stock; therefore, a dividend yield of 0% was used in the Monte Carlo simulation valuation model.
Forfeiture Rate – We account for forfeitures as they occur.

The following table summarizes the change in number of performance-based restricted stock awards outstanding for the three months ended March 31, 2018:

Performance-Based Restricted Stock Awards
Awards outstanding at December 31, 2017	169,202
Awards granted	72,160
Stock issued	(81,230)
Awards forfeited	(1,735)
Awards outstanding at March 31, 2018	158,397
During the three months ended March 31, 2018, we recognized compensation expense for performance-based restricted stock awards of approximately $1.0 million. During the three months ended March 31, 2017, we recognized compensation income for performance-based restricted stock awards of approximately $0.1 million.
Time-Based Restricted Stock Units
As of March 31, 2018, we had time-based restricted stock grants from 2014, 2015, 2016, 2017 and 2018 outstanding. The 2015, 2016, 2017 and 2018 grants all ratably vest on the first, second and third anniversaries of the original grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. The Company issued 2,200 time-based restricted stock units to key employees in 2014 that cliff vest on December 17, 2018. Each restricted stock unit represents a right to receive one share of the Rogers’ capital stock at the end of the vesting period.
The fair value of the award is determined based on the market value of the underlying stock price at the grant date. We account for forfeitures as they occur.
The following table summarizes the change in number of time-based restricted stock awards outstanding for the three months ended March 31, 2018:

Time-Based Restricted Stock Awards
Awards outstanding at December 31, 2017	173,331
Awards granted	41,100
Stock issued	(76,996)
Awards forfeited	(1,990)
Awards outstanding at March 31, 2018	135,445
During the three months ended March 31, 2018 we recognized compensation expense for time-based restricted stock awards of approximately $1.5 million. During the three months ended March 31, 2017 we recognized compensation expense for time-based restricted stock awards of approximately $1.0 million.
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
The following table summarizes the change in number of deferred stock units outstanding during the three months ended March 31, 2018:

Deferred Stock Units
Awards outstanding at December 31, 2017	9,250
Awards granted	—
Stock issued	—
Awards outstanding at March 31, 2018	9,250
During the each of the three-month periods ended March 31, 2018 and 2017, we recognized no compensation expense associated with the deferred stock units.

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
A summary of the activity under our stock option plans during the three months ended March 31, 2018 and changes during the three months then ended, is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	33,283	$36.40	2.2	$4,177,655
Options exercised	(11,383)	$41.56
Options forfeited	—	$—
Options outstanding at March 31, 2018	21,900	$33.72	2.1	$1,879,485
Options exercisable at March 31, 2018	21,900	$33.72	2.1	$1,879,485
Options vested at March 31, 2018	21,900	$33.72	2.1	$1,879,485
During the three months ended March 31, 2018, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.5 million, and the total amount of cash received from the exercise of these options was $0.5 million.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized approximately $0.1 million of compensation expense associated with the plan in each of the three month periods ended March 31, 2018 and 2017.
Note 9 – Pension Benefits and Other Postretirement Benefit Plans
We have two qualified noncontributory defined benefit pension plans: 1) the Rogers Corporation Employee’s Pension Plan for unionized hourly employees (the Union Plan); and 2) the Rogers Corporation Defined Benefit Pension Plan for (i) all other U.S. employees hired before December 31, 2007 who are salaried employees or non-union hourly employees and (ii) employees of the acquired Arlon business (the Rogers Plan).
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

Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

(Dollars in thousands)	Pension Benefits		Retirement Health and Life Insurance Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Change in benefit obligation:	2018	2017	2018	2017
Service cost	$—	$—	$20	$39
Interest cost	1,680	1,841	15	18
Expected return on plan assets	(2,169)	(2,309)	—	—
Amortization of prior service cost (credit)	—	—	(400)	(373)
Amortization of net loss (gain)	456	433	—	(14)
Net periodic (benefit) cost	$(33)	$(35)	$(365)	$(330)
Employer Contributions
There were no required contributions to our qualified defined benefit pension plans in the first quarter of 2018 and we are not required to make additional contributions to these plans in 2018. We paid $0.1 million of required contributions in the first quarter of 2017.
In the first quarter of 2018 and 2017, we did not make any voluntary contributions to our defined benefit pension plans.
As there is no funding requirement for the non-qualified unfunded noncontributory defined benefit pension plan or the retiree health and life insurance benefit plans, benefit payments made during the year are funded directly by the Company.
Pension Plan Proposed Termination
The Company currently intends to terminate the Rogers Plan and has requested a determination letter from the Internal Revenue Service (IRS). The termination of the Rogers Plan remains subject to final approval by both management and the IRS. The Company plans to provide for lump sum distributions or annuity payments in connection with the termination of the Rogers Plan and we expect the settlement process to be completed in late 2018 or early 2019. The Company lacks sufficient information as of March 31, 2018 to determine the financial impact of the proposed plan termination. At this time, there are no plans to terminate the Union Plan.

Note 10 – Segment Information
Our reporting structure is comprised of the following operating segments: ACS, EMS and PES. Our non-core businesses are reported in the Other operating segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally.
In January 2017, we acquired the principal operating assets of DSP, a custom manufacturer of silicone sheet, extrusions, stripping and compounds. We have integrated DSP into our EMS operating segment.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. See Note 19, “Revenue from Contracts with Customers” for further information about this adoption. The Company sells products to fabricators and distributors who then sell directly into various end markets. Specifically, end markets within the ACS operating segment include wireless infrastructure, aerospace and defense, auto safety and connectivity, and consumer electronics. End markets within the EMS operating segment include general industrial, portable electronics, mass transit, and automotive. End markets within the PES operating segment include industrial, e-mobility, renewable energy, mass transit, and micro channel coolers. End markets in the Other operating segment include automotive and industrial. The following table presents a disaggregation of revenue from contracts with customers for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended March 31, 2018
Net sales - recognized over time	$—	$1,039	$57,400	$4,648	$63,087
Net sales - recognized at a point in time	73,455	77,044	314	711	151,524
Total net sales	$73,455	$78,083	$57,714	$5,359	$214,611
Operating income	$7,903	$14,159	$7,021	$1,961	$31,044

Three Months Ended March 31, 2017 (1)
Net sales - recognized over time	$—	$667	$42,273	$5,096	$48,036
Net sales - recognized at a point in time	78,528	76,197	379	688	155,792
Total net sales	$78,528	$76,864	$42,652	$5,784	$203,828
Operating income	$19,498	$12,790	$4,844	$1,905	$39,037
(1) For comparison purposes, this table reflects the disaggregation of 2017 revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606).
The following table sets forth the operating income reconciliation to the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Operating income	$31,044	$39,037
Equity income in unconsolidated joint ventures	1,007	1,009
Other income (expense), net	66	1,119
Interest expense, net	(1,210)	(1,248)
Income before income tax expense	$30,907	$39,917

Information relating to our segment operations by geographic area was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
March 31, 2018
United States	12,278	37,692	8,578	1,257	59,805
Other Americas	826	1,801	358	(170)	2,815
Total Americas	13,104	39,493	8,936	1,087	62,620
China	33,507	20,794	9,422	1,317	65,040
Other APAC	15,338	9,160	6,451	793	31,742
Total APAC	48,845	29,954	15,873	2,110	96,782
Germany	6,250	2,742	14,710	169	23,871
Other EMEA	5,256	5,894	18,195	1,993	31,338
Total EMEA	11,506	8,636	32,905	2,162	55,209
Total Net sales	73,455	78,083	57,714	5,359	214,611
March 31, 2017
United States	13,220	38,104	8,590	1,215	61,129
Other Americas	567	2,472	303	184	3,526
Total Americas	13,787	40,576	8,893	1,399	64,655
China	37,423	16,915	6,367	1,342	62,047
Other APAC	15,924	9,944	5,119	915	31,902
Total APAC	53,347	26,859	11,486	2,257	93,949
Germany	6,075	2,293	11,935	183	20,486
Other EMEA	5,319	7,136	10,338	1,945	24,738
Total EMEA	11,394	9,429	22,273	2,128	45,224
Total Net sales	78,528	76,864	42,652	5,784	203,828

(1)	Net sales are allocated to countries based on the location of the customer. The table above includes countries with 10% or more of net sales for the periods indicated.
Note 11 – Joint Ventures
As of March 31, 2018, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Operating Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $1.0 million for the three months ended March 31, 2018 and 2017. These amounts are included in the condensed consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Net sales	$13,367	$11,185
Gross profit	$5,230	$4,311
Net income	$2,014	$2,018
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. We had receivables of $4.6 million and $3.7 million due from RIC and RIS as of March 31, 2018 and December 31,

2017, respectively. We owed payables of $2.0 million and $2.1 million to RIC and RIS as of March 31, 2018 and December 31, 2017, respectively.
Note 12 – Debt
On February 17, 2017, we entered into a secured five year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Third Amended Credit Agreement), which increased the principal amount of our revolving credit facility to up to $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, and provided an additional $175.0 million accordion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Third Amended Credit Agreement).
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
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement, and as of March 31, 2018 we have $131.0 million in outstanding borrowings under our credit facility.
At March 31, 2018, we have $2.1 million of outstanding line of credit issuance costs that will be amortized over the life of the Third Amended Credit Agreement, which will terminate in February 2022. We recorded amortization expense of $0.1 million for the three months ended March 31, 2018 and 2017 related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. See further discussion in Note 3, “Hedging Transactions and Derivative Financial Instruments.”
Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2018.
Capital Leases
We have a capital lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of March 31, 2018 is $5.7 million. Depreciation expense related to the capital lease was $0.1 million for each of the three-month periods ended March 31, 2018 and 2017 and these expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations. Accumulated depreciation at March 31, 2018 and December 31, 2017 was $3.2 million and $3.3 million, respectively.

We also incurred interest expense on the capital lease of $0.1 million for each of the three month periods ended March 31, 2018 and 2017. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.
In 2017, we entered into two additional capital lease agreements for office related equipment in various worldwide locations. The total obligation recorded for the capital leases as of March 31, 2018 was $0.7 million. Depreciation expense related to the capital leases was $0.1 million for the three months ended March 31, 2018. These expenses are included as depreciation expense in selling, general and administrative expenses on our condensed consolidated statements of operations. Accumulated depreciation as of March 31, 2018 was $0.2 million.
Note 13 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending March 31, 2018, by operating segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2017	$51,693	$111,575	$71,615	$2,224	$237,107
Foreign currency translation adjustment	—	23	1,922	—	1,945
March 31, 2018	$51,693	$111,598	$73,537	$2,224	$239,052
Other Intangible Assets

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$129,330	$24,675	$104,655	$128,907	$22,514	$106,393
Technology	74,671	35,645	39,026	73,891	33,491	40,400
Trademarks and patents	10,214	2,413	7,801	10,213	2,157	8,056
Covenants not to compete	1,800	1,150	650	1,799	1,108	691
Total definite-lived other intangible assets	216,015	63,883	152,132	214,810	59,270	155,540
Indefinite-lived other intangible asset	4,866	—	4,866	4,738	—	4,738
Total other intangible assets	$220,881	$63,883	$156,998	$219,548	$59,270	$160,278
Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three months ended March 31, 2018 and 2017 was approximately $3.8 million and $3.3 million, respectively. The estimated future amortization expense is $11.5 million for the remainder of 2018 and $15.2 million, $11.8 million, $11.1 million and $10.7 million for 2019, 2020, 2021 and 2022, respectively.
The indefinite-lived other intangible asset was acquired as part of the acquisition of Curamik Electronics GmbH. This asset is assessed for impairment annually, and between annual assessments if an event occurs or circumstances change that indicate the carrying value may not be recoverable.
The definite-lived other intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average remaining amortization period as of March 31, 2018, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	9.0
Technology	4.8
Trademarks and patents	6.0
Covenants not to compete	1.9
Total definite-lived other intangible assets	7.7

Note 14 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. We recorded an accrual of $3.2 million as of December 31, 2015 for remediation costs expected to be incurred based on the facts and circumstances known to us at that time. During the third quarter of 2016, the CT DEEP approved a change to our remediation plan for the site that will reduce our overall expected costs. Accordingly, we reduced the accrual by $0.9 million as a result of a change in the level of remediation that needs to take place. This benefit was recorded as an offset to selling, general, and administrative expenses in the condensed consolidated statement of operations. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $0.6 million through March 31, 2018, and the remaining accrual for future remediation efforts is $1.7 million.
Superfund Sites
We are currently involved as a potentially responsible party (PRP) in one active case involving a waste disposal site, the Chatham Superfund Site. The costs incurred since inception for this claim have been immaterial and have been primarily covered by insurance policies, for both legal and remediation costs. In this matter, we have been assessed a cost sharing percentage of approximately 2% in relation to the range for estimated total cleanup costs of $18.8 million to $29.6 million. We believe we have sufficient insurance coverage to fully cover this liability and have recorded a liability and related insurance receivable of approximately $0.4 million as of March 31, 2018, which approximates our share of the low end of the estimated range. We believe we are a de minimis participant and, as such, have been allocated an insignificant percentage of the total PRP cost sharing responsibility. Based on facts presently known to us, we believe that the potential for the final results of this case having a material adverse effect on our results of operations, financial position or cash flows is remote. This case has been ongoing for many years and we believe that it will continue for the indefinite future. No time frame for completion can be estimated at the present time.
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
The following table presents information about our recent asbestos claims activity:

Three Months Ended March 31, 2018
Claims outstanding at December 31, 2017	687
New claims filed	65
Pending claims concluded	(78)
Claims outstanding at March 31, 2018	674

For the three months ended March 31, 2018, 74 claims were dismissed and 4 claims were settled. Settlements totaled approximately $2.5 million for the three months ended March 31, 2018.
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
We review our asbestos-related forecasts annually in the fourth quarter of each year unless facts and circumstances materially change during the year, at which time we would analyze these forecasts. During 2017, we reviewed the projections of our current and future asbestos claims, and determined it was appropriate to extend the liability projection period to cover all current and future claims through 2058. We based our conclusion on our history and experience with the claims data, the diminished volatility and consistency of observable claims data, the period of time that has elapsed since we stopped manufacturing products that contained encapsulated asbestos and an expectation of a downward trend in claims due to the average age of our claimants, which is approaching the average life expectancy. As a result, we believe we are now able to make a reasonable estimate of the actuarially determined liability for current and future asbestos claims through 2058, the expected end of our asbestos liability exposure.
As of December 31, 2017, the balances of the asbestos-related claims and insurance receivables, which are projected to cover all current and future claims through 2058, were $76.2 million and $69.2 million, respectively. To date, the defense and settlement costs of our asbestos-related product liability litigation have been substantially covered by insurance. We have identified continuous coverage for primary, excess and umbrella insurance from the 1950s through the mid-1980s, except for a period in the early 1960s, with respect to which we have entered into an agreement for primary, but not excess or umbrella, coverage. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated. During the first quarter of 2018, we received notice that primary coverage for a period of eight years and excess coverage for a period of two years had been exhausted, and as a result, we incurred indemnity and defense costs of $0.3 million. These costs reduced our existing asbestos-related liabilities to $75.9 million as of March 31, 2018. We expect to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected.
We believe that it is reasonably possible that we may incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves and insurance recovery.
The amounts recorded for the asbestos-related liabilities and the related insurance receivables described above were based on facts known at the time and a number of assumptions. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of such claims, the length of time it takes to dispose of such claims, coverage issues among insurers and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States could cause the actual liability and insurance recoveries for us to be higher or lower than those projected or recorded.
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

Note 15 – Share Repurchase
On August 6, 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2018, $49.0 million remained available for repurchase under the Program.
We repurchased the following shares of capital stock during the quarter ended March 31, 2018:

(Dollars in thousands)	Three Months Ended March 31, 2018
Shares of capital stock repurchased	23,138
Value of capital stock repurchased	$2,999
All repurchases were made using cash from operations.
Note 16 – Income Taxes
Our effective income tax rate was 15.4% and 32.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a lower U.S. effective tax rate, as a result of U.S. tax reform, changes in pretax income mix across jurisdictions with disparate tax rates, excess tax deductions on stock based compensation, R&D credits and a release of reserves for uncertain tax positions, partially offset by an increase in current year accruals for uncertain tax positions.
The total amount of unrecognized tax benefits as of March 31, 2018 was $11.8 million, of which $10.3 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $3.7 million of our unrecognized tax benefits as of March 31, 2018 will reverse within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2018, we had $0.7 million accrued for the payment of interest.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2013.
Note 17 – Restructuring and Impairment Charges
In the second quarter of 2017, we completed the physical relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona. We recorded $0.4 million and $0.7 million of expense related to this project in the three months ended March 31, 2018 and 2017, respectively. Severance activity related to the headquarters relocation is presented in the table below for the three month-period ended March 31, 2018:

(Dollars in thousands)	Severance Related to Headquarters Relocation
Balance at December 31, 2017	$183
Provisions	53
Payments	(157)
Balance at March 31, 2018	$79
The fair value of the total severance benefits to be paid (including payments already made) in connection with the relocation is $1.1 million, of which we expensed $0.1 million in the first quarter of 2018. The total severance costs are being expensed ratably over the required service period for the affected employees.
Note 18 – Assets Held for Sale
In the second quarter of 2017, we began actively marketing for sale unutilized property in Chandler, Arizona, consisting of a building and two adjacent parcels of land with an aggregate net book value of $0.9 million. The assets are classified as held for sale and are no longer being depreciated.

Note 19 – Revenue from Contracts with Customers
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of our shipping terms permit us to recognize revenue at point of shipment. Some shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, revenue is not recognized until either the customer has received the goods or they have passed through customs, depending on the circumstances. Shipping and handling costs are treated as fulfillment costs. Sales tax or VAT are excluded from the measurement of the transaction price.
The Company manufactures some products to customer specifications which are customized to such a degree that it is unlikely that another entity would purchase these products or that we could modify these products for another customer. These products are deemed to have no alternative use to the Company whereby we have an enforceable right to payment evidenced by contractual termination clauses. In accordance with ASC 606, for those circumstances we recognize revenue on an over-time basis. Revenue recognition does not occur until the product meets the definition of “no alternative use” and therefore, items that have not yet reached that point in the production process are not included in the population of items with over-time revenue recognition.
As appropriate, we record estimated reductions to revenue for customer returns, allowances, and warranty claims. Provisions for such reductions are made at the time of sale and are typically derived from historical trends and other relevant information.
Performance Obligations
Manufactured goods are our primary performance obligations. Revenue related to our performance obligations is predominantly recognized at a point in time consistent with our shipping terms. For certain products that meet the criteria of no alternative use whereby the Company has the right to payment, we recognize revenue on an over-time basis.
The selection of a method to measure progress toward completion of a contract requires judgment and is based on the nature of the products or services to be provided. We use the cost incurred method to measure the progress of our contracts with no alternative use products whereby the Company has the right to payment as we believe it is the best depiction of the transferring of value to the customer. Under the cost incurred method, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, materials and subcontractors costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred.
Performance obligations are typically satisfied within three months of receipt of a customer order; therefore, a change in cost estimates will not have a material impact on the percentage of completion noted at the prior quarter end. Our typical payment terms with customers range from 30 days to 105 days. Product pricing is determined and negotiated on a standalone basis. Product pricing is determined without consideration for the pricing, margin, or other information specific to other products that the same customer or other parties related to that customer may also purchase, whether in the same or a different contract. Management allocates the transaction price to its performance obligations primarily based on stand-alone selling prices that may have been developed via specific customer quote for no alternative use products and non-standard products or standard price lists for standard products. The accounting for the estimate of variable consideration is consistent with our current practice.
Contract modifications occur when there is a change to the products, price, or both. Contract modifications are treated as a separate contract if there are additions to promised goods and services that are distinct and if the price for that separate performance obligation reflects the stand-alone selling price for those goods or services. However, if the obligations in the contract modification are not distinct and are part of a single performance obligation that is only partially satisfied, the contract is not determined to be a separate contract and is accounted for as a revision to an existing contract. These modifications are accounted for prospectively when remaining promises are distinct from those previously transferred, or through a cumulative catch-up adjustment.
Contract Balances
The Company has contract assets primarily related to unbilled revenue for revenue recognized related to products that are deemed to have no alternative use whereby we have the right to payment. Revenue is recognized in advance of billing to the customer in these circumstances as billing is typically performed at the time of shipment to the customer. The unbilled revenue is included in the contract assets on the condensed consolidated statements of financial position.
The Company did not have any contract liabilities as of March 31, 2018.

The following table presents contract assets by operating segment as of March 31, 2018:

	March 31, 2018
(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Contract Assets	—	308	17,753	3,979	22,040
No impairment losses were recognized during the three months ended March 31, 2018 on any receivables or contract assets arising from our contracts with customers.
Transition
We adopted ASU 2014-09 in the first quarter of 2018 retrospectively with the cumulative effect of applying the standard recognized at the date of implementation and without restatement of comparative periods. This application of the new standard resulted in an increase to the January 1, 2018 balance of retained earnings of approximately $4.2 million, net of tax.
The guidance was applied to all contracts that were not completed at the date of implementation. The primary reason for the impact of adoption is due to over-time revenue recognition.
If the criteria for over-time recognition are not met, revenue is recognized at a point in time. In considering at what point in time control of the product or service has transferred to the customer, we consider qualitative factors such as: 1) present right to payment; 2) legal title to the asset; 3) physical possession; 4) risks and rewards of ownership; and, 5) customer acceptance.
The impact of adoption using the modified retrospective method on the Company’s condensed consolidated financial statements is as follows:

	As of
Condensed Consolidated Statements of Financial Position:	December 31, 2017		January 1, 2018
(Dollars in thousands)	Under ASC 605	Impact of Adoption	Under ASC 606
Contract assets	$—	$18,099	$18,099
Inventories	112,557	(12,307)	100,250
Deferred income taxes	10,706	1,580	12,286
Retained earnings	684,540	4,212	688,752

The following tables set forth the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606, as compared to the guidance that was in effect before its adoption. The impact of adoption on the condensed consolidated financial statements as of and for the three months ended March 31, 2018 is as follows:

Condensed Consolidated Statements of Operations:	Three Months Ended
	March 31, 2018		March 31, 2018
(In thousands, except per share amounts)	Under ASC 605	Impact of Adoption	Under ASC 606
Net sales	$210,670	$3,941	$214,611
Cost of sales	135,325	2,680	138,005
Income tax expense	4,438	333	4,771
Net income	25,208	928	26,136

Basic earnings per share	$1.38	$0.05	$1.43
Diluted earnings per share	$1.35	$0.05	$1.40

	As of
Condensed Consolidated Statements of Financial Position:	March 31, 2018		March 31, 2018
(Dollars in thousands)	Under ASC 605	Impact of Adoption	Under ASC 606
Contract assets	$—	$22,040	$22,040
Inventories	122,922	(14,987)	107,935
Deferred income taxes	11,173	1,913	13,086
Retained earnings	709,748	5,140	714,888

Condensed Consolidated Statements of Cash Flows:	Three Months Ended
	March 31, 2018		March 31, 2018
(Dollars in thousands)	Under ASC 605	Impact of Adoption	Under ASC 606
Cash provided by operating activities:
Net income	$25,208	$928	$26,136
Deferred income taxes	(571)	1,913	1,342
Contract assets	—	(22,040)	(22,040)
Inventories	(9,174)	14,987	5,813
Other, net	2,143	4,212	6,355
Net cash provided by operating activities	8,768	—	8,768
Practical Expedients
The Company will recognize the incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset is expected to be one year or less. The Company will not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when the transfer of goods to our customer occurs and when the customer fully pays for the goods will be one year or less. We do not disclose the Company’s unsatisfied performance obligations as they are part of contracts that have an original expected duration of one year or less.

Note 20 – Supplemental Financial Information
The components of other operating (income) expense, net are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Gain from antitrust litigation settlement	$(3,591)	$—
Gain on sale of long-lived assets	$—	$(942)
In the first quarter of 2018, we recorded a gain from the settlement of antitrust litigation in the amount of $3.6 million as a result of the settlement of a class action lawsuit, filed in 2005, which alleged that Dow Chemical Company and other urethane raw material suppliers unlawfully agreed to fix, raise, maintain or stabilize the prices of Polyether Polyol Products sold in the United States from January 1, 1999 through December 31, 2004 in violation of the federal antitrust laws. We recorded a receivable for this claim and received payment in April 2018.
In the first quarter of 2017, we completed the planned sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016 and recognized a gain on sale of approximately $0.9 million.
Note 21 – Recent Accounting Standards
In March 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds guidance that answers questions regarding how certain income tax effects from the Tax Cuts and Jobs Act (the Act) should be applied to companies’ financial statements. The guidance also lists which financial statement disclosures are required under a measurement period approach.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects resulting from the Act from accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the method and impact the adoption of ASU 2018-02 will have on the Company’s consolidated financial statements and disclosures.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. Effective in the first quarter of 2018, the Company has elected to treat any potential GILTI inclusions as a period cost.
In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we recorded provisional estimates for the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and tax expense associated with the mandatory deemed repatriation of foreign earnings at December 31, 2017. Management has continued to gather and analyze information associated with these provisional estimates and did not record any adjustments during the three months ended March 31, 2018. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Adoption of this standard will be applied prospectively to awards modified on or after the adoption date. The impact of this new standard will depend on the extent and nature of future changes to the terms and conditions of the Company’s share-based payment awards. The Company adopted this standard on January 1, 2018, which did not have a material effect on the condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net periodic pension benefit costs will be presented in the statement of operations separately from the service cost and outside of a subtotal of operating income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for annual periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. In conjunction with the adoption of this guidance, the Company reclassified $0.4 million in net periodic pension benefits from Selling, general and administrative expenses to Other income (expense), net for the three months ended March 31, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. The standard is effective for interim and annual reporting periods for fiscal years beginning after December 15, 2018. Early adoption of this standard is permitted and it is to be adopted using a modified retrospective approach. The Company has established an inventory of existing leases and is in the process of evaluating the classification of each lease and quantifying the accounting impact in accordance with the new standard. The Company expects to adopt this accounting standard beginning in fiscal year 2019.
Note 22 – Subsequent Events
Facility Consolidation
On April 24, 2018, we made the decision to relocate our Santa Fe Springs, California operations to the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We expect to incur restructuring expenses of approximately $2.0 million in connection with the closure and transfer of production capabilities to the Carol Stream facility. These costs include approximately $0.8 million in severance and retention expenses and $1.2 million of costs related to the relocation of equipment. The Company estimates that approximately $1.5 million and $0.5 million of the costs will be incurred in fiscal years 2018 and 2019, respectively. Completion of the transfer, and start-up of production at other Company facilities, is expected to require capital expenditures of approximately $1.2 million to $1.4 million.
Sale of Property
In February 2018, we signed an agreement for the sale of a building and one parcel of land for an aggregate sales price of $1.1 million. The assets were classified as held for sale with an aggregate net book value of approximately $0.5 million as of March 31, 2018. The sale transaction closed in April 2018.

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

•	fluctuations in foreign currency exchange rates;

•	our ability to develop innovative products and have them incorporated into end-user products and systems;

•	the extent to which end-user products and systems incorporating our products achieve commercial success;

•	the ability of our sole or limited source suppliers to deliver certain key raw materials, including commodities, to us in a timely or cost-effective manner;

•	intense global competition affecting both our existing products and products currently under development;

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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (the Annual Report), any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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

2018 First Quarter Executive Summary
In the first quarter of 2018 as compared to the first quarter of 2017, our net sales increased 5.3% to $214.6 million, gross margin decreased 373 basis points to 35.7%, and operating margin decreased 469 basis points. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the periods discussed:

•
Our net sales increase in the first quarter of 2018 reflected currency fluctuations and growth attributable to our EMS and PES operating segments. Net sales were favorably impacted by $9.4 million due to currency fluctuations in the Euro, Renminbi and Korean Won relative to the U.S. dollar. Our EMS operating segment had higher demand in electric and hybrid electric vehicles, portable electronics, general industrial, and automotive and our PES operating segment had higher demand in renewable energy, variable frequency drives and laser diode coolers. These improvements were partially offset by a decline in net sales in our ACS operating segment due to lower demand for wireless 4G LTE applications, portable electronics, satellite TV and aerospace and defense. Net sales were favorably impacted by $3.9 million as a result of the adoption of new accounting guidance for revenue recognition. See Note 19, “Revenue from Contracts with Customers,” as well as “Segment Sales and Operations” for further discussion.

•
Our gross margin decreased 373 basis points and our operating margin decreased 469 basis points in the first quarter of 2018. Our gross margin deteriorated to 35.7% in the first quarter of 2018 as a result of increased costs for commodities and product launch, as well as lower capacity utilization including performance challenges with process issues, machine downtime and unfavorable absorption of fixed costs.

•
Our operating income decreased to $31.0 million in the first quarter of 2018, as compared to $39.0 million in the first quarter of 2017, reflecting an increase in selling, general & administrative (SG&A) expenses due to a $0.6 million increase in intangible assets amortization, a $1.0 million increase in severance, a $0.9 million increase in incentive compensation and a $2.1 million increase in sales and marketing costs associated with strategic growth initiatives. As a result, SG&A expense increased as a percentage of net sales from 17.0% in the first quarter of 2017 to 18.9% in the first quarter of 2018.

•
We are an innovation company, and in the first quarter of 2018 we continued our investment in research and development (R&D), with R&D expenses comprising 3.8% of our quarterly net sales. R&D expenses were $8.1 million in the first quarter of 2018, which was an increase of $1.2 million and 0.4% as a percentage of net sales from the first quarter of 2017. We have made concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our short-term and long-term technology needs.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Quarter Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Gross margin	35.7%	39.4%

Selling, general and administrative expenses	18.9%	17.0%
Research and development expenses	3.8%	3.4%
Restructuring and impairment charges	0.2%	0.4%
Other operating (income) expense, net	(1.7)%	(0.5)%
Operating income	14.5%	19.2%

Equity income in unconsolidated joint ventures	0.5%	0.5%
Other income (expense), net	—%	0.5%
Interest expense, net	(0.6)%	(0.6)%
Income before income tax expense	14.4%	19.6%

Income tax expense	2.2%	6.3%

Net income	12.2%	13.3%

Net Sales and Gross Margin	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Net sales	$214,611	$203,828	5.3%
Gross margin	35.7%	39.4%
Net sales increased by 5.3% in the first quarter of 2018 compared to the first quarter of 2017. Net sales were favorably impacted by 4.6% due to currency fluctuations in the Euro, Renminbi and Korean Won relative to the U.S. dollar. The increase in net sales was further driven by higher organic net sales in our EMS and PES operating segments. EMS net sales increased 1.6% due in part to higher end-market demand in portable electronics, automotive, and general industrial, offset by decreased demand in mass transit applications. PES had increased net sales of 35.3% due in part to higher end-market demand in renewable energy, electric and hybrid electric vehicles, variable frequency motor drives and laser diode cooler applications. The ACS operating segment had a decrease in net sales of 6.5% due to lower end-market demand in aerospace and defense, wireless infrastructure applications and portable electronics, partially offset by higher demand in automotive radar.
See “Segment Sales and Operations” below for further discussion on segment performance.
Gross margin as a percentage of net sales decreased 373 basis points to 35.7% in the first quarter of 2018 compared to 39.4% in the first quarter of 2017. Gross margin in the first quarter of 2018 was unfavorably impacted by increased costs for commodities and product launch, as well as lower capacity utilization including performance challenges with process issues, machine downtime and unfavorable absorption of fixed costs.

Selling, General and Administrative Expenses	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Selling, general and administrative expenses	$40,597	$34,569	17.4%
Percentage of net sales	18.9%	17.0%
SG&A expenses increased 17.4% in the first quarter of 2018 from the first quarter of 2017, primarily due to a $2.1 million increase in costs associated with strategic investments, a $1.0 million increase in severance expense, a $0.9 million increase in incentive compensation expense, and a $0.6 million increase in other intangible assets amortization. SG&A increased as a percent of net sales to 18.9% in the first quarter of 2018 from 17.0% in the first quarter of 2017.

Research and Development Expenses	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Research and development expenses	$8,134	$6,961	16.9%
Percentage of net sales	3.8%	3.4%
R&D expenses increased 16.9% in the first quarter of 2018 from the first quarter of 2017. The increases are due to continued investments that are targeted at developing new platforms and technologies focused on long-term growth initiatives at our innovation centers in the U.S., Europe and Asia.

Restructuring and Impairment Charges and Other Operating Expenses (Income), Net	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Restructuring and impairment charges	$422	$725	(41.8)%
Other operating (income) expense, net	$(3,591)	(942)	281.2%
In the first quarter of 2018, we recognized $0.4 million of restructuring charges associated with the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona compared to $0.7 million recognized in the first quarter of 2017. These charges consist of severance expense and other costs associated with relocating employees to Arizona.
We expect to incur restructuring expenses of approximately $2.0 million in connection with the closure and transfer of production capabilities to the Carol Stream and Bear facilities, as discussed in Note 22, “Subsequent Events.” These costs include approximately $0.8 million in severance and retention expenses and $1.2 million of costs related to the relocation of equipment. We expect that approximately $1.5 million and $0.5 million of the costs will be incurred in fiscal years 2018 and 2019, respectively.
In the first quarter of 2018 we recognized other operating income of $3.6 million related to the settlement of an antitrust litigation claim, for which we had recorded a receivable as of March 31, 2018. In the first quarter of 2017, we recognized other operating income of $0.9 million as a result of the planned sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016.

Equity Income in Unconsolidated Joint Ventures	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Equity income in unconsolidated joint ventures	$1,007	$1,009	(0.2)%
Equity income in unconsolidated joint ventures decreased 0.2% in the first quarter of 2018 from the first quarter of 2017.

Other Income (Expense), Net	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Other income (expense), net	$66	$1,119	(94.1)%
Other income in the first quarter of 2018 decreased from the first quarter of 2017 due to declines in the value of our copper derivatives and foreign currency transaction costs. Copper derivative costs were $0.8 million in the first quarter of 2018 compared to gains of $0.2 million in the first quarter of 2017. Foreign currency transaction costs were $0.1 million in the first quarter of 2018 and were flat in the first quarter of 2017.

Interest Expense, Net	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Interest expense, net	$(1,210)	$(1,248)	(3.0)%
Interest expense, net, decreased by 3.0% in the first quarter of 2018 from the first quarter of 2017 due to lower average outstanding balances on our credit facilities due to the discretionary payments of $50.0 million and $60.0 million, during the second and third quarters of 2017, respectively, to reduce our outstanding borrowings under our credit facility.

Income Taxes	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017	Percent Change
Income tax expense	$4,771	$12,885	(63.0)%
Effective tax rate	15.4%	32.3%
Our effective income tax rate was 15.4% and 32.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a lower U.S. effective tax rate, as a result of U.S. tax reform, changes in pretax income mix across jurisdictions with disparate tax rates, excess tax deductions on stock based compensation, R&D credits and a release of reserves for uncertain tax positions partially offset by an increase in current year accruals for uncertain tax positions.
Segment Sales and Operations
Advanced Connectivity Solutions

	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net sales	$73,455	$78,528
Operating income	$7,903	$19,498
The ACS operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of markets and applications, including wireless communications, automotive, high reliability, wired infrastructure, aerospace and defense, and consumer applications, among others.
Q1 2018 versus Q1 2017
Net sales in this segment decreased by 6.5% in the first quarter of 2018 compared to the first quarter of 2017. The decrease in net sales over the first quarter of 2017 was unfavorably impacted by lower demand for wireless infrastructure applications of 14.7%, and aerospace and defense of 2.2%, offset in part by higher demand in automotive radar applications of 21.1%. Currency fluctuations had a $1.8 million favorable impact on net sales due to the appreciation in value of the Euro, Renminbi and Korean Won relative to the U.S. dollar.
Operating income decreased by 59.5% in the first quarter of 2018 from the first quarter of 2017. As a percentage of net sales, operating income in the first quarter of 2018 was 10.8%, as compared to the 24.8% reported in the first quarter of 2017. This decrease is primarily due to lower net sales as well as increased costs for copper commodities and product launch, increases in SG&A expense and R&D expense, as well as lower capacity utilization including performance challenges with process issues, machine downtime and unfavorable absorption of fixed costs.
Elastomeric Material Solutions

	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net sales	$78,083	$76,864
Operating income	$14,159	$12,790
The EMS operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of applications and markets, including general industrial, portable electronics, automotive, mass transit and consumer applications. In January 2017, we acquired the principal operating assets of DSP, a custom silicone product development and manufacturing business, serving a wide range of high reliability applications. We have integrated DSP into our EMS operating segment.
Q1 2018 versus Q1 2017
Net sales in this segment increased by 1.6% in the first quarter of 2018 compared to the first quarter of 2017. Net sales were favorably impacted by currency fluctuations of $2.0 million primarily as a result of the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. The increase in net sales was also impacted by higher demand in portable electronics of 8.5%, electric and hybrid electric vehicles of 6.8% and general industrial of 2.7%, but it was more than offset by lower demand in mass transit applications of 15.3% and other applications of 27.9%.
Operating income increased by 10.7% in the first quarter of 2018 from the first quarter of 2017. As a percentage of net sales, first quarter of 2018 operating income was 18.1%, a 149 basis point increase as compared to the 16.6% reported in the first quarter of 2017. This increase is primarily due a $3.6 million gain on settlement from antitrust class action litigation, as discussed in Note 20, “Supplemental Financial Information,” and a decrease in acquisition and integration expenses.

Power Electronics Solutions

	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net sales	$57,714	$42,652
Operating income	$7,021	$4,844
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
Q1 2018 versus Q1 2017
Net sales in this segment increased by 35.3% in the first quarter of 2018 from the first quarter of 2017. Net sales were positively impacted by higher demand for electric and hybrid electric vehicles of 178.4%, renewable energy of 58%, laser diode coolers of 26.8% and variable frequency motor drives of 12.4%. Net sales in this segment were favorably impacted by $4.3 million as a result of the adoption of new accounting guidance for revenue recognition. See Note 19, “Revenue from Contracts with Customers” for additional information. Net sales were favorably impacted by $5.3 million due to currency fluctuations, primarily as a result of the appreciation in value of the Euro relative to the U.S. dollar.
Operating income for the quarter increased by 44.9% in the first quarter of 2018 from the first quarter of 2017. As a percentage of net sales, first quarter of 2018 operating income was 12.2%, an 81 basis point increase as compared to the 11.4% reported in the first quarter of 2017. This increase is primarily due to higher net sales from increased demand partially offset by unfavorable performance due to process issues and capacity optimization efforts, higher commodity costs, and increased sales and marketing costs associated with strategic growth initiatives.
Other

	Quarter Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net sales	$5,359	$5,784
Operating income	$1,961	$1,905
Our Other operating segment consists of our elastomer rollers and floats business, as well as our inverter distribution business.
Q1 2018 versus Q1 2017
Net sales decreased by 7.3% in the first quarter of 2018 from the first quarter of 2017. Net sales in this segment were unfavorably impacted by $0.4 million as a result of the adoption of new accounting guidance for revenue recognition. See Note 19, “Revenue from Contracts with Customers” for additional information. Currency fluctuations had a negligible impact on net sales.
Operating income increased 2.9% in the first quarter of 2018 compared to the first quarter of 2017. As a percentage of net sales, operating income increased to 36.6% in the first quarter of 2018 from 32.9% in the first quarter of 2017. This increase was primarily driven by operational improvements and efficiency initiatives.

Liquidity, Capital Resources and Financial Position
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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Key Balance Sheet Accounts:
Cash and cash equivalents	$173,019	$181,159
Accounts receivable, net	$150,038	$140,562
Contract assets	$22,040	$—
Inventories	$107,935	$112,557
Outstanding borrowing on credit facilities	$130,982	$130,982
At March 31, 2018, cash and cash equivalents were $173.0 million as compared to $181.2 million at the end of 2017, a decrease of $8.1 million, or 4.5%. This decrease was primarily due to $9.1 million in capital expenditures, $6.4 million in tax payments related to net share settlement of equity awards and $3.0 million in repurchases of capital stock, partially offset by cash generated by operations.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
United States	$35,628	$35,653
Europe	43,147	41,307
Asia	94,244	104,199
Total cash and cash equivalents	$173,019	$181,159
Approximately $137.4 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2018. As a result of U.S. tax reform, unremitted earnings as of December 31, 2017 were subjected to U.S. tax through the transition tax, but a portion could be subject to additional foreign income taxes if they are redeployed outside of their country of origin. With the exception of certain of our Chinese subsidiaries, we have historically asserted and continue to assert that foreign earnings are indefinitely reinvested. While we have not changed our assertion with respect to foreign earnings compared to prior years, we are currently evaluating the impact of U.S. tax reform on our global structure and any associated impacts it may have on our assertion on a go forward basis, and as such have not changed our assertion with respect to distribution of earnings that would require the accrual of additional deferred income taxes.
Significant changes in our balance sheet accounts from December 31, 2017 to March 31, 2018 were as follows:

•
Accounts receivable increased 6.7% to $150.0 million as of March 31, 2018, from $140.6 million at December 31, 2017. The increase from year-end was primarily due to higher net sales in the first quarter of 2018 compared to the fourth quarter of 2017 as well as an increase due to a receivable in the amount of $3.6 million for settlement of an antitrust litigation claim.

•
We recorded contract assets of $22.0 million as of March 31, 2018 in conjunction with the adoption of ASU 2014-09. See further discussion in Note 19, “Revenue from Contracts with Customers” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

•
Inventory decreased 4.1% to $107.9 million as of March 31, 2018, from $112.6 million at December 31, 2017 as a result of the adoption of new accounting guidance for revenue recognition. See discussion in Note 19, “Revenue from Contracts with Customers.”

•
Accrued employee benefits and compensation decreased to $26.2 million of March 31, 2018, from $39.4 million at December 31, 2017. This decrease is primarily due to incentive compensation payouts of $17 million that occurred in the first quarter of 2018, partially offset by $2.7 million of accruals for projected incentive compensation payouts for the current performance year.

During the three months ended March 31, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of March 31, 2018, $49.0 million remained for repurchase under our share repurchase program. All purchases were made using cash from operations.
On February 17, 2017, we entered into a secured five year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Third Amended Credit Agreement), which increased the principal amount of our revolving credit facility to up to $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, and provided an additional $175.0 million accordion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Third Amended Credit Agreement).
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement and as of March 31, 2018 we have $131.0 million in outstanding borrowings under our credit facility.
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2018.
During the first quarter of 2018, there were not any material new developments related to our capital leases. Refer to Note 12, “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on liquidity matters.
Contingencies
During the first quarter of 2018, we did not become aware of any material new developments related to environmental matters or other contingencies or incur any material costs or capital expenditures related to environmental matters. Refer to Note 14, “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and other contingencies.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.
Critical Accounting Policies
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. With the adoption of ASU 2017-09, we recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of our shipping terms permit us to recognize revenue at point of shipment. Some shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, revenue is not recognized until either the customer has received the goods or they have passed through customs, depending on the circumstances. Shipping and handling costs are treated as fulfillment costs. Sales tax or VAT are excluded from the measurement of the transaction price.
Recent Accounting Pronouncements
See Note 21, “Recent Accounting Standards” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including expected dates of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposure to market risk during the first quarter of 2018. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2018. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. This evaluation included the operations of Diversified Silicone Products, Inc., which we acquired on January 6, 2017.

Part II - Other Information

Item 1.	Legal Proceedings
See a discussion of environmental, asbestos and other litigation matters in Note 14, “Commitments and Contingencies,” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) Stock Repurchases

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2018 to March 31, 2018	23,138	$129.62	23,138	$49,013
During the quarter ended March 31, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million under a $100.0 million share repurchase program approved by our Board of Directors in 2015. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of March 31, 2018, $49.0 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our stock repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits

List of Exhibits:

3.1
Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the 2006 Form 10-K) (File No. 001-04347).

3.2	Amended and Restated Bylaws of Rogers Corporation, effective February 11, 2016, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016.

10.1	General Release and Separation Agreement between Rogers Corporation and Janice E. Stipp, effective March 17, 2018, filed herewith.

31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Janice E. Stipp	/s/ Mark Weaver
Janice E. Stipp Senior Vice President, Finance and Chief Financial Officer, Principal Financial Officer	Mark Weaver Corporate Controller and Chief Accounting Officer
Dated: April 26, 2018	Dated: April 26, 2018