Form 10-Q
period 2018-06-30
ROGERS CORP
filed 2018-08-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 25, 2018 was 18,385,943.

ROGERS CORPORATION
FORM 10-Q

June 30, 2018

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

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$214,675	$201,424	$429,286	$405,252
Cost of sales	138,003	120,878	276,007	244,356
Gross margin	76,672	80,546	153,279	160,896

Selling, general and administrative expenses	42,540	40,012	83,137	74,580
Research and development expenses	8,750	7,141	16,884	14,102
Restructuring and impairment charges	541	1,079	963	1,805
Other operating (income) expense, net	(383)	—	(3,974)	(942)
Operating income	25,224	32,314	56,269	71,351

Equity income in unconsolidated joint ventures	1,804	966	2,811	1,976
Other income (expense), net	(34)	260	32	1,379
Interest expense, net	(1,292)	(1,947)	(2,503)	(3,195)
Income before income tax expense	25,702	31,593	56,609	71,511
Income tax expense	8,373	10,697	13,144	23,583
Net income	$17,329	$20,896	$43,465	$47,928

Basic earnings per share	$0.94	$1.15	$2.37	$2.65
Diluted earnings per share	$0.93	$1.13	$2.33	$2.60

Shares used in computing:
Basic earnings per share	18,389	18,140	18,338	18,098
Diluted earnings per share	18,660	18,547	18,635	18,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$17,329	$20,896	$43,465	$47,928

Foreign currency translation adjustment	(15,294)	12,591	(8,293)	16,730
Derivative instruments designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments held at period end, net of tax (Note 6)	320	(321)	1,097	(435)
Unrealized loss reclassified into earnings (Note 6)	—	107	—	107
Accumulated other comprehensive loss pension and post-retirement benefits:
Actuarial net gain incurred in fiscal year, net of tax (Note 6)	44	334	87	334
Pension and postretirement benefit plans reclassified into earnings:
Amortization of loss, net of tax (Note 6)	—	6	—	36
Other comprehensive income (loss)	(14,930)	12,717	(7,109)	16,772

Comprehensive income	$2,399	$33,613	$36,356	$64,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$174,700	$181,159
Accounts receivable, less allowance for doubtful accounts of $1,284 and $1,525	148,727	140,562
Contract assets	21,933	—
Inventories	117,739	112,557
Prepaid income taxes	2,732	3,087
Current portion of asbestos-related insurance receivables	5,682	5,682
Assets held for sale	381	896
Other current assets	13,535	10,580
Total current assets	485,429	454,523
Property, plant and equipment, net of accumulated depreciation of $300,416 and $289,909	184,478	179,611
Investments in unconsolidated joint ventures	19,411	18,324
Deferred income taxes	3,501	6,008
Goodwill	234,287	237,107
Other intangible assets, net of amortization	152,009	160,278
Asbestos-related insurance receivables	63,511	63,511
Other long-term assets	5,503	5,772
Total assets	$1,148,129	$1,125,134
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$37,299	$36,116
Accrued employee benefits and compensation	26,081	39,394
Accrued income taxes payable	3,987	6,408
Current portion of capital lease obligations	600	579
Current portion of asbestos-related liabilities	5,682	5,682
Other accrued liabilities	25,095	25,629
Total current liabilities	98,744	113,808
Borrowings under credit facility	130,982	130,982
Non-current portion of capital lease obligations	5,404	5,873
Pension liability	8,720	8,720
Retiree health care and life insurance benefits	1,685	1,685
Asbestos-related liabilities	70,056	70,500
Non-current income tax	9,755	12,823
Deferred income taxes	13,879	10,706
Other long-term liabilities	4,119	3,464
Commitments and contingencies (Note 14)
Shareholders’ equity
Capital Stock - $1 par value; 50,000 authorized shares; 18,380 and 18,255 shares issued and outstanding	18,380	18,255
Additional paid-in capital	126,452	128,933
Retained earnings	732,217	684,540
Accumulated other comprehensive loss	(72,264)	(65,155)
Total shareholders' equity	804,785	766,573
Total liabilities and shareholders' equity	$1,148,129	$1,125,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net income	$43,465	$47,928
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,084	21,536
Equity compensation expense	5,814	5,327
Deferred income taxes	3,879	4,813
Equity in undistributed income of unconsolidated joint ventures	(2,811)	(1,976)
Dividends received from unconsolidated joint ventures	1,809	616
Pension and postretirement benefits	(796)	(794)
Realized (gain) loss from sale of property, plant and equipment	(383)	(942)
Bad debt expense	(190)	61
Proceeds from insurance related to operations	—	826
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(9,446)	(13,220)
Contract assets	(21,933)	—
Inventories	(6,489)	(6,464)
Pension and postretirement benefit contributions	(338)	(147)
Other current assets	(1,299)	(1,991)
Accounts payable and other accrued expenses	(13,835)	7,213
Other, net	3,287	1,703
Net cash provided by operating activities	22,818	64,489

Investing Activities:
Acquisition of business, net of cash received	—	(60,191)
Capital expenditures	(20,177)	(9,696)
Proceeds from insurance claims	—	922
Proceeds from the sale of property, plant and equipment, net	1,027	1,641
Net cash used in investing activities	(19,150)	(67,324)

Financing Activities:
Line of credit issuance costs	—	(1,169)
Repayment of debt principal and capital lease obligations	(291)	(50,178)
Repurchases of capital stock	(2,999)	—
Proceeds from the exercise of stock options, net	698	1,905
Payments of taxes related to net share settlement of equity awards	(6,427)	(2,617)
Proceeds from issuance of shares to employee stock purchase plan	558	422
Net cash used in financing activities	(8,461)	(51,637)

Effect of exchange rate fluctuations on cash	(1,666)	4,017

Net decrease in cash and cash equivalents	(6,459)	(50,455)
Cash and cash equivalents at beginning of period	181,159	227,767
Cash and cash equivalents at end of period	$174,700	$177,312

Supplemental Disclosures:
Cash paid during the year for:
Interest, net of amounts capitalized	$2,631	$3,085
Income taxes	$14,040	$13,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	$18,255	$128,933	$684,540	$(65,155)	$766,573
Net income	—	—	43,465	—	43,465
Other comprehensive income (loss)	—	—	—	(7,109)	(7,109)
Stock options exercised	18	680	—	—	698
Stock issued to directors	11	(11)	—	—	—
Shares issued for employee stock purchase plan	6	552	—	—	558
Shares issued for vested restricted stock units, net of cancellations for tax withholding	113	(6,540)	—	—	(6,427)
Shares repurchased	(23)	(2,976)	—	—	(2,999)
Cumulative-effect adjustment of revenue recognition ASC 606	—	—	4,212	—	4,212
Equity compensation expense	—	5,814	—	—	5,814
Balance at June 30, 2018	$18,380	$126,452	$732,217	$(72,264)	$804,785

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
On January 1, 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. Upon adoption, the Company reclassified $0.4 million and $0.8 million in net periodic pension benefits from Selling, general and administrative expenses to Other income (expense), net for the three and six months ended June 30, 2017, respectively. See Note 21, “Recent Accounting Standards” for further information.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, consist of:

	Derivative Instruments at Fair Value as of June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$118	$—	$118
Copper derivative contracts	$—	$827	$—	$827
Interest rate swap	$—	$1,439	$—	$1,439

	Derivative Instruments at Fair Value as of December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$(396)	$—	$(396)
Copper derivative contracts	$—	$2,016	$—	$2,016
Interest rate swap	$—	$41	$—	$41
Note 3 – Hedging Transactions and Derivative Financial Instruments
We are exposed to certain risks related to our ongoing business operations. The primary risks being managed through our use of derivative instruments are foreign currency exchange rate risk and commodity pricing risk (primarily related to copper). During 2017, we entered into an interest rate swap to hedge interest rate risk. We do not use derivative financial instruments for trading or speculative purposes. The valuation of derivative contracts used to manage each of these risks is described below:

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2018, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge. For the six months ended June 30, 2018 and 2017, the hedge was highly effective.
Foreign Currency
During the three months ended June 30, 2018, we entered into Korean Won, Japanese Yen, Euro, Hungarian Forint and Chinese Renminbi forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations.
As of June 30, 2018 the notional values of these foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
KRW/USD	₩	3,454,400,000
JPY/EUR		¥335,000,000
EUR/USD		€12,822,491
EUR/HUF		€1,132,697
USD/CNY		$10,637,837
Commodity
We currently have 25 outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operating segments. These contracts are held with financial institutions and are intended to offset rising copper prices. These contracts provide some coverage over the forecasted 2018 and 2019 monthly copper exposure and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurs. The notional values of our copper contracts outstanding as of June 30, 2018 were:

Volume of Copper Derivatives
July 2018 - September 2018	153 metric tons per month
October 2018 - December 2018	153 metric tons per month
January 2019 - March 2019	189 metric tons per month
April 2019 - June 2019	188 metric tons per month
July 2019 - September 2019	145 metric tons per month

Interest Rates
In 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. See Note 12, “Debt” for further discussion regarding the credit facility.
Effects on Statements of Operations and of Comprehensive Income (Loss):

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2018		Fair Values of Derivative Instruments as of June 30, 2018
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Three Months Ended	Six Months Ended
Contracts not designated as hedging instruments	Other income (expense), net	$(60)	$(124)	$118
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$(363)	$(1,185)	$827
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$410	$1,399	$1,439

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the period ended June 30, 2017		Fair Values of Derivative Instruments as of June 30, 2017
		Gain (Loss)		Other Assets (Liabilities)
Foreign Exchange Contracts	Location	Three Months Ended	Six Months Ended
Contracts not designated as hedging instruments	Other income (expense), net	$(312)	$(291)	$(312)
Copper Derivatives
Contracts not designated as hedging instruments	Other income (expense), net	$71	$205	$1,331
Interest Rate Swap
Contracts designated as hedging instruments	Other comprehensive income (loss)	$(335)	$(515)	$(622)
Note 4 – Inventories
Inventories are valued at the lower of cost or market. Inventories were as follows at the end of the periods noted below:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Raw materials	$51,370	$43,092
Work-in-process	29,150	28,133
Finished goods	37,219	41,332
Total inventories	$117,739	$112,557

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
Note 6 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2018 and 2017 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign currency translation adjustments	Funded status of pension plans and other postretirement benefits(1)	Unrealized gain (loss) on derivative instruments (2)	Total
Beginning Balance December 31, 2017	$(17,983)	$(47,198)	$26	$(65,155)
Other comprehensive income (loss) before reclassifications	(8,293)	—	1,097	(7,196)
Amounts reclassified from accumulated other comprehensive loss	—	87	—	87
Net current-period other comprehensive income (loss)	(8,293)	87	1,097	(7,109)
Ending Balance June 30, 2018	$(26,276)	$(47,111)	$1,123	$(72,264)

Beginning Balance December 31, 2016	$(46,446)	$(45,816)	$—	$(92,262)
Other comprehensive income (loss) before reclassifications	16,730	—	(435)	16,295
Actuarial net gain incurred in the fiscal year	—	334	—	334
Amounts reclassified from accumulated other comprehensive loss	—	36	107	143
Net current-period other comprehensive income (loss)	16,730	370	(328)	16,772
Ending Balance June 30, 2017	$(29,716)	$(45,446)	$(328)	$(75,490)
(1) Net of taxes of $9,536 and $9,563 as of June 30, 2018 and December 31, 2017, respectively. Net of taxes of $8,961 and $9,160 as of June 30, 2017 and December 31, 2016, respectively.
(2) Net of taxes of $316 and $15 as of June 30, 2018 and December 31, 2017, respectively. Net of taxes of $187 and $0 as of June 30, 2017 and December 31, 2016, respectively.

Note 7 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income	$17,329	$20,896	$43,465	$47,928
Denominator:
Weighted-average shares outstanding - basic	18,389	18,140	18,338	18,098
Effect of dilutive shares	271	407	297	362
Weighted-average shares outstanding - diluted	18,660	18,547	18,635	18,460
Basic earnings per share	$0.94	$1.15	$2.37	$2.65
Diluted earnings per share	$0.93	$1.13	$2.33	$2.60
Certain potential options to purchase shares may be excluded from the calculation of diluted weighted-average shares outstanding where their exercise price is greater than the average market price of our capital stock during the relevant reporting period. For the three months ended June 30, 2018, 27,145 shares were excluded. For the three months ended June 30, 2017, no shares were excluded.
Note 8 – Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2018, we had performance-based restricted stock units from 2016, 2017 and 2018 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The 2016, 2017 and 2018 awards have one measurement criteria: the three year total shareholder return (TSR) on the performance of our capital stock as compared to that of a specified group of peer companies. The TSR measurement criteria of the awards is considered a market condition. As such, the fair value of this measurement criteria was determined on the grant date using a Monte Carlo simulation valuation model. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. We account for forfeitures as they occur.
Below were the assumptions used in the Monte Carlo calculation:

	June 30, 2018	June 30, 2017
Expected volatility	34.8%	33.6%
Expected term (in years)	3.0	3.0
Risk-free interest rate	2.28%	1.38%
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

The following table summarizes the change in number of performance-based restricted stock units outstanding for the six months ended June 30, 2018:

Performance-Based Restricted Stock Units
Awards outstanding at December 31, 2017	169,202
Awards granted	72,160
Stock issued	(81,230)
Awards forfeited	(17,489)
Awards outstanding at June 30, 2018	142,643
During the three and six months ended June 30, 2018, we recognized compensation expense for performance-based restricted stock units of approximately $0.8 million and $1.8 million, respectively. During the three and six months ended June 30, 2017, we recognized compensation expense for performance-based restricted stock units of approximately $1.6 million and $1.5 million, respectively.
Time-Based Restricted Stock Units
As of June 30, 2018, we had time-based restricted stock unit awards from 2014, 2015, 2016, 2017 and 2018 outstanding. The 2015, 2016, 2017 and 2018 grants all ratably vest on the first, second and third anniversaries of the original grant date. The remaining outstanding 2014 grants cliff vest on December 17, 2018, the fourth anniversary of the original grant date. Each restricted stock unit represents a right to receive one share of the Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
The following table summarizes the change in number of time-based restricted stock units outstanding for the six months ended June 30, 2018:

Time-Based Restricted Stock Units
Awards outstanding at December 31, 2017	173,331
Awards granted	41,310
Stock issued	(77,513)
Awards forfeited	(14,627)
Awards outstanding at June 30, 2018	122,501
During the three and six months ended June 30, 2018 we recognized compensation expense for time-based restricted stock units of approximately $1.3 million and $2.9 million, respectively. During the three and six months ended June 30, 2017 we recognized compensation expense for time-based restricted stock units of approximately $1.7 million and $2.7 million, respectively.
Deferred Stock Units
We grant deferred stock units to non-management directors. These awards are fully vested on the date of grant and the related shares are generally issued on the 13-month anniversary of the grant date unless the individual elects to defer the receipt of those shares. Each deferred stock unit results in the issuance of one share of Rogers’ capital stock. The grant of deferred stock units is typically done annually during the second quarter of each year. The fair value of the award is determined by the market value of the underlying stock price at the grant date.
The following table summarizes the change in number of deferred stock units outstanding during the six months ended June 30, 2018:

Deferred Stock Units
Awards outstanding at December 31, 2017	9,250
Awards granted	8,400
Stock issued	(8,400)
Awards outstanding at June 30, 2018	9,250
During each of the three- and six-month periods ended June 30, 2018 and 2017, we recognized compensation expense associated with the deferred stock units of $0.9 million.

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
The following table summarizes the change in number of stock options outstanding for the six months ended June 30, 2018:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	33,283	$36.40	2.2	$4,177,655
Options exercised	(17,683)	$39.48
Options forfeited	—	$—
Options outstanding at June 30, 2018	15,600	$32.91	2.5	$1,225,308
Options exercisable at June 30, 2018	15,600	$32.91	2.5	$1,225,308
Options vested at June 30, 2018	15,600	$32.91	2.5	$1,225,308
During the six months ended June 30, 2018, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $2.0 million, and the total amount of cash received from the exercise of these options was $0.7 million.
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period and (ii) the fair value of the look-back feature determined by using the Black-Scholes option-pricing model. We recognized approximately $0.1 million of compensation expense associated with the plan in each of the three-month periods ended June 30, 2018 and 2017 and approximately $0.2 million of compensation expense associated with each of the six-month periods ended June 30, 2018 and 2017.
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
Pension Plan Proposed Termination
The Company currently intends to terminate the Rogers Plan and has requested a determination letter from the Internal Revenue Service (IRS). The termination of the Rogers Plan remains subject to final approval by both management and the IRS. The Company plans to provide for lump sum distributions or annuity payments in connection with the termination of the Rogers Plan and we expect the settlement process to be completed in early 2019. The Company lacks sufficient information as of June 30, 2018 to determine the financial impact of the proposed plan termination. At this time, there are no plans to terminate the Union Plan.

Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

	Pension Benefits				Retirement Health and Life Insurance Benefits
(Dollars in thousands)	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Change in benefit obligation:	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$17	$17	$38	$56
Interest cost	1,692	1,841	3,372	3,682	16	13	31	31
Expected return on plan assets	(2,164)	(2,309)	(4,333)	(4,618)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(400)	(407)	(801)	(780)
Amortization of net loss (gain)	457	433	913	866	—	(17)	—	(31)
Net periodic (benefit) cost	$(15)	$(35)	$(48)	$(70)	$(367)	$(394)	$(732)	$(724)
Employer Contributions
There were no required contributions to our qualified defined benefit pension plans for the three and six months ended June 30, 2018, and we are not required to make additional contributions to these plans for the remainder of 2018. We paid $0.1 million of required contributions to our qualified defined benefit pension plans for the three and six months ended June 30, 2017. No voluntary contributions were made to our qualified defined benefit pension plans for the three and six months ended June 30, 2018 and 2017. We anticipate making an estimated payment of $25.0 million to the Rogers Plan during the third quarter of 2018 as part of the termination process.
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

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended June 30, 2018
Net sales - recognized over time	$—	$907	$53,052	$4,616	$58,575
Net sales - recognized at a point in time	76,376	78,309	595	820	156,100
Total net sales	$76,376	$79,216	$53,647	$5,436	$214,675
Operating income	$10,594	$8,421	$4,239	$1,970	$25,224

Three Months Ended June 30, 2017 (1)
Net sales - recognized over time	$—	$415	$43,409	$4,741	$48,565
Net sales - recognized at a point in time	74,340	77,170	496	853	152,859
Total net sales	$74,340	$77,585	$43,905	$5,594	$201,424
Operating income	$12,997	$13,934	$3,560	$1,823	$32,314

Six Months Ended June 30, 2018
Net sales - recognized over time	$—	$1,941	$110,451	$9,265	$121,657
Net sales - recognized at a point in time	149,831	155,358	909	1,531	307,629
Total net sales	$149,831	$157,299	$111,360	$10,796	$429,286
Operating income	$18,496	$22,581	$11,260	$3,932	$56,269

Six Months Ended June 30, 2017 (1)
Net sales - recognized over time	$—	$1,082	$85,681	$9,838	$96,601
Net sales - recognized at a point in time	152,882	153,352	876	1,541	308,651
Total net sales	$152,882	$154,434	$86,557	$11,379	$405,252
Operating income	$32,495	$26,724	$8,404	$3,728	$71,351
(1) For comparison purposes, this table reflects the disaggregation of 2017 revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606).

Information relating to our segment operations by geographic area for the three months ended June 30, 2018 and 2017 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
June 30, 2018
United States	14,447	35,777	8,279	866	59,369
Other Americas	758	2,179	323	725	3,985
Total Americas	15,205	37,956	8,602	1,591	63,354
China	32,032	24,071	8,940	1,410	66,453
Other APAC	18,588	8,324	7,092	649	34,653
Total APAC	50,620	32,395	16,032	2,059	101,106
Germany	4,823	2,595	16,524	163	24,105
Other EMEA	5,728	6,270	12,489	1,623	26,110
Total EMEA	10,551	8,865	29,013	1,786	50,215
Total Net sales	76,376	79,216	53,647	5,436	214,675
June 30, 2017
United States	11,372	35,904	7,118	1,348	55,742
Other Americas	1,158	2,989	258	193	4,598
Total Americas	12,530	38,893	7,376	1,541	60,340
China	33,949	22,556	7,884	1,072	65,461
Other APAC	16,984	8,693	5,156	1,002	31,835
Total APAC	50,933	31,249	13,040	2,074	97,296
Germany	6,786	2,355	13,380	158	22,679
Other EMEA	4,091	5,088	10,109	1,821	21,109
Total EMEA	10,877	7,443	23,489	1,979	43,788
Total Net sales	74,340	77,585	43,905	5,594	201,424

(1)	Net sales are allocated to countries based on the location of the customer. The table above includes countries with 10% or more of net sales for the periods indicated.

Information relating to our segment operations by geographic area for the six months ended June 30, 2018 and 2017 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
June 30, 2018
United States	26,725	73,469	16,857	2,123	119,174
Other Americas	1,584	3,980	681	555	6,800
Total Americas	28,309	77,449	17,538	2,678	125,974
China	65,539	44,865	18,362	2,727	131,493
Other APAC	33,926	17,484	13,543	1,442	66,395
Total APAC	99,465	62,349	31,905	4,169	197,888
Germany	11,073	5,337	31,234	332	47,976
Other EMEA	10,984	12,164	30,683	3,617	57,448
Total EMEA	22,057	17,501	61,917	3,949	105,424
Total Net sales	149,831	157,299	111,360	10,796	429,286
June 30, 2017
United States	24,595	74,000	15,708	2,563	116,866
Other Americas	1,725	5,461	561	377	8,124
Total Americas	26,320	79,461	16,269	2,940	124,990
China	71,378	39,468	14,251	2,414	127,511
Other APAC	32,911	18,635	10,275	1,917	63,738
Total APAC	104,289	58,103	24,526	4,331	191,249
Germany	12,862	4,648	25,315	341	43,166
Other EMEA	9,411	12,222	20,447	3,767	45,847
Total EMEA	22,273	16,870	45,762	4,108	89,013
Total Net sales	152,882	154,434	86,557	11,379	405,252

(1)	Net sales are allocated to countries based on the location of the customer. The table above includes countries with 10% or more of net sales for the periods indicated.

Note 11 – Joint Ventures
As of June 30, 2018, we had two joint ventures, each 50% owned, which were accounted for under the equity method of accounting.

Joint Venture	Location	Operating Segment	Fiscal Year-End
Rogers INOAC Corporation (RIC)	Japan	Elastomeric Material Solutions	October 31
Rogers INOAC Suzhou Corporation (RIS)	China	Elastomeric Material Solutions	December 31
We recognized equity income related to the joint ventures of $1.8 million and $2.8 million for the three and six months ended June 30, 2018, respectively. We recognized equity income related to the joint ventures of $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively. These amounts are included in the condensed consolidated statements of operations.
The summarized financial information for the joint ventures for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$14,907	$12,846	$28,232	$24,270
Gross profit	$5,608	$4,706	$11,081	$9,142
Net income	$3,609	$1,932	$5,622	$3,952
Receivables from and payables to joint ventures arise during the normal course of business from transactions between us and the joint ventures. As of June 30, 2018 and December 31, 2017, we had receivables of $3.0 million and $3.7 million, respectively, due from RIC, RIS, our affiliated partner in the joint ventures, as well as its subsidiaries. As of June 30, 2018 and December 31, 2017, we owed payables of $1.9 million and $2.1 million, respectively, to RIC and RIS.
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
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement, and as of June 30, 2018 we have $131.0 million in outstanding borrowings under our credit facility.

At June 30, 2018, we have $2.0 million of outstanding line of credit issuance costs that will be amortized over the life of the Third Amended Credit Agreement, which will terminate in February 2022. We recorded amortization expense of $0.1 million for each of the three-month periods ended June 30, 2018 and 2017, and $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. See further discussion in Note 3, “Hedging Transactions and Derivative Financial Instruments.”
Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2018.
Capital Leases
We have a capital lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the leasing agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. The total obligation recorded for the lease as of June 30, 2018 is $5.3 million. Depreciation expense related to this capital lease was $0.1 million for each of the three-month periods ended June 30, 2018 and 2017, and was $0.2 million for each of the six-month periods ended June 30, 2018 and 2017. These expenses are included as depreciation expense in cost of sales on our condensed consolidated statements of operations. Accumulated depreciation at June 30, 2018 and December 31, 2017 was $3.1 million and $3.3 million, respectively.
We also incurred interest expense on this capital lease of $0.1 million for each of the three-month periods ended June 30, 2018 and 2017 and $0.1 million for each of the six-month periods ended June 30, 2018 and 2017. Interest expense related to the debt recorded on the capital lease is included in interest expense on the condensed consolidated statements of operations.
In 2017, we entered into two additional capital lease agreements for office related equipment in various worldwide locations. The total obligation recorded for the capital leases as of June 30, 2018 was $0.7 million. Depreciation expense related to the capital leases was $0.1 million for the three and six months ended June 30, 2018. These expenses are included as depreciation expense in selling, general and administrative expenses on the condensed consolidated statements of operations. Accumulated depreciation as of June 30, 2018 was $0.2 million.

Note 13 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the period ending June 30, 2018, by operating segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2017	$51,693	$111,575	$71,615	$2,224	$237,107
Foreign currency translation adjustment	—	(707)	(2,113)	—	(2,820)
June 30, 2018	$51,693	$110,868	$69,502	$2,224	$234,287
Other Intangible Assets

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$127,885	$25,815	$102,070	$128,907	$22,514	$106,393
Technology	72,374	35,175	37,199	73,891	33,491	40,400
Trademarks and trade names	10,180	2,649	7,531	10,213	2,157	8,056
Covenants not to compete	760	150	610	1,799	1,108	691
Total definite-lived other intangible assets	211,199	63,789	147,410	214,810	59,270	155,540
Indefinite-lived other intangible asset	4,599	—	4,599	4,738	—	4,738
Total other intangible assets	$215,798	$63,789	$152,009	$219,548	$59,270	$160,278
Gross and net carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and six months ended June 30, 2018 was approximately $3.8 million and $7.7 million, respectively. Amortization expense for the three and six months ended June 30, 2017 was approximately $3.8 million and $7.1 million, respectively. The estimated future amortization expense is $7.6 million for the remainder of 2018 and $15.0 million, $11.7 million, $11.0 million and $10.6 million for 2019, 2020, 2021 and 2022, respectively.
The indefinite-lived other intangible asset was acquired as part of the acquisition of Curamik Electronics GmbH. This asset is assessed for impairment annually, and between annual assessments if an event occurs or circumstances change that indicate the carrying value may not be recoverable.
The definite-lived other intangible assets are amortized using a fair value methodology that is based on the projected economic use of the related underlying asset. The weighted average remaining amortization period as of June 30, 2018, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	8.9
Technology	4.8
Trademarks and trade names	5.9
Covenants not to compete	1.7
Total definite-lived other intangible assets	7.7

Note 14 – Commitments and Contingencies
Descriptions of the principal environmental and legal proceedings in which we are engaged are set forth below:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We have incurred aggregate remediation costs of $0.7 million through June 30, 2018, and the accrual for future remediation efforts is $1.7 million.
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
The following table summarizes the change in number of asbestos claims outstanding during the six months ended June 30, 2018:

Asbestos Claims
Claims outstanding at December 31, 2017	687
New claims filed	126
Pending claims concluded	(127)
Claims outstanding at June 30, 2018	686
For the six months ended June 30, 2018, 110 claims were dismissed and 17 claims were settled. Settlements totaled approximately $4.9 million for the six months ended June 30, 2018.
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
As of December 31, 2017, the balances of the asbestos-related claims and insurance receivables, which are projected to cover all current and future claims through 2058, were $76.2 million and $69.2 million, respectively. To date, the defense and settlement costs of our asbestos-related product liability litigation have been substantially covered by insurance. We have identified continuous coverage for primary, excess and umbrella insurance from the 1950s through the mid-1980s, except for a period in the early 1960s, with respect to which we have entered into an agreement for primary, but not excess or umbrella, coverage. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated. During the first quarter of 2018, we received notice that primary coverage for a period of eight years and excess coverage for a period of two years had been exhausted, and as a result, we incurred indemnity and defense costs of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively. These costs reduced our existing asbestos-related liabilities to $75.7 million as of June 30, 2018. We expect to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected.
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
There can be no assurance that our accrued asbestos liabilities will approximate our actual asbestos-related settlement and defense costs, or that our accrued insurance recoveries will be realized. We believe that it is reasonably possible that we may incur additional charges for our asbestos liabilities and defense costs in the future, which could exceed existing reserves and insurance recovery, but we are unable to estimate the amount of such additional liabilities and costs. We will continue to vigorously defend ourselves and believe we have substantial unutilized insurance coverage to mitigate future costs related to this matter.
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
Note 15 – Share Repurchases
On August 6, 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate dilutive effects of stock option exercises and vesting of restricted stock units granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2018, $49.0 million remained available for repurchase under the Program.
We repurchased the following shares of capital stock during the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2018
Shares of capital stock repurchased	—	23,138
Value of capital stock repurchased	$—	$2,999
All repurchases were made using cash from operations.

Note 16 – Income Taxes
Our effective income tax rate was 32.6% and 33.9% for the three months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to a lower U.S. effective tax rate, as a result of U.S. tax reform, and changes in pretax mix across jurisdictions with disparate tax rates, partially offset by an increase in current year accruals for uncertain tax positions. Our effective income tax rate was 23.2% and 33.0% for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to a lower U.S. effective tax rate, as a result of U.S. tax reform, changes in pretax mix across jurisdictions with disparate tax rates, excess tax deductions on equity compensation, R&D credits and a release of reserves for uncertain tax positions, partially offset by an increase in current year accruals for uncertain tax positions.
The total amount of unrecognized tax benefits as of June 30, 2018 was $12.4 million, of which $10.9 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $3.6 million of our unrecognized tax benefits as of June 30, 2018 will reverse within the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2018, we had $0.7 million accrued for the payment of interest.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2013.
Note 17 – Restructuring and Impairment Charges
Global Headquarters Relocation
In the second quarter of 2017, we completed the physical relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona. We recorded $0.1 million and $1.1 million of expense related to this project in the three months ended June 30, 2018 and 2017, respectively and $0.5 million and $1.8 million in the six months ended June 30, 2018 and 2017, respectively. Severance activity related to the headquarters relocation is presented in the table below for the six months ended June 30, 2018:

(Dollars in thousands)	Severance Related to Headquarters Relocation
Balance at December 31, 2017	$183
Provisions	99
Payments	(244)
Balance at June 30, 2018	$38
The fair value of the total severance benefits to be paid (including payments already made) in connection with the relocation is $1.1 million, of which we expensed $0.0 million and $0.1 million in the three months ended June 30, 2018 and 2017, respectively and $0.1 million and $0.3 million in the six months ended June 30, 2018 and 2017, respectively. The total severance costs are being expensed ratably over the required service period for the affected employees.

Facility Consolidation
On April 24, 2018, we made the decision to relocate our Santa Fe Springs, California operations to the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We expect to incur restructuring expenses of approximately $2.0 million in connection with the closure and transfer of production capabilities to the Carol Stream, Illinois and Bear, Delaware facilities. These costs include approximately $0.8 million in severance and retention expenses and $1.2 million of costs related to the relocation of equipment. The Company estimates that approximately $1.5 million and $0.5 million of the costs will be incurred in fiscal years 2018 and 2019, respectively. Completion of the transfer, and start-up of production at the Carol Stream, Illinois and Bear, Delaware facilities, is expected to require capital expenditures of approximately $1.2 million to $1.4 million. We recorded $0.5 million of expense related to this project in the three and six months ended June 30, 2018, respectively. Severance activity related to the facility consolidation is presented in the table below for the six months ended June 30, 2018:

(Dollars in thousands)	Severance Related to Facility Consolidation
Balance at December 31, 2017	$—
Provisions	316
Payments	(14)
Balance at June 30, 2018	$302
The fair value of the total severance benefits to be paid (including payments already made) in connection with the relocation is $0.8 million. This total is being expensed ratably over the required service period for the affected employees. We incurred $0.3 million of severance related expenses during the three and six months ended June 30, 2018.
Note 18 – Assets Held for Sale
In the second quarter of 2017, we began actively marketing for sale unutilized property in Chandler, Arizona, consisting of a building and two adjacent parcels of land with an aggregate net book value of $0.9 million. In the second quarter of 2018, we completed the sale of the building and one parcel of land and recognized a gain on sale of approximately $0.4 million in operating income. The remaining parcel of land being classified as held for sale has a net book value of $0.4 million.
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
The Company did not have any contract liabilities as of June 30, 2018.
The following table presents contract assets by operating segment as of June 30, 2018:

	June 30, 2018
(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Contract Assets	—	384	18,126	3,423	21,933
No impairment losses were recognized during the three and six months ended June 30, 2018 on any receivables or contract assets arising from our contracts with customers.
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

The following tables set forth the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606, as compared to the guidance that was in effect before its adoption. The impact of adoption on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 is as follows:

Condensed Consolidated Statements of Operations:	Three Months Ended
	June 30, 2018		June 30, 2018
(In thousands, except per share amounts)	Under ASC 605	Impact of Adoption	Under ASC 606
Net sales	$214,782	$(107)	$214,675
Cost of sales	138,076	(73)	138,003
Income tax expense	8,373	—	8,373
Net income	17,363	(34)	17,329

Basic earnings per share	$0.94	$—	$0.94
Diluted earnings per share	$0.93	$—	$0.93

Condensed Consolidated Statements of Operations:	Six Months Ended
	June 30, 2018		June 30, 2018
(In thousands, except per share amounts)	Under ASC 605	Impact of Adoption	Under ASC 606
Net sales	$425,452	$3,834	$429,286
Cost of sales	273,400	2,607	276,007
Income tax expense	12,811	333	13,144
Net income	42,571	894	43,465

Basic earnings per share	$2.32	$0.05	$2.37
Diluted earnings per share	$2.28	$0.05	$2.33

	As of
Condensed Consolidated Statements of Financial Position:	June 30, 2018		June 30, 2018
(Dollars in thousands)	Under ASC 605	Impact of Adoption	Under ASC 606
Contract assets	$—	$21,933	$21,933
Inventories	132,653	(14,914)	117,739
Deferred income taxes	1,588	1,913	3,501
Retained earnings	727,111	5,106	732,217

Condensed Consolidated Statements of Cash Flows:	Six Months Ended
	June 30, 2018		June 30, 2018
(Dollars in thousands)	Under ASC 605	Impact of Adoption	Under ASC 606
Cash provided by operating activities:
Net income	$42,571	$894	$43,465
Deferred income taxes	3,546	333	3,879
Contract assets	—	(21,933)	(21,933)
Inventories	(21,403)	14,914	(6,489)
Other, net	(2,505)	5,792	3,287
Net cash provided by operating activities	22,818	—	22,818
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
Note 20 – Supplemental Financial Information
The components of Other operating (income) expense, net are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gain from antitrust litigation settlement	$—	$—	$(3,591)	$—
Gain on sale of long-lived assets	$(383)	$—	$(383)	$(942)
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
In the second quarter of 2018, we completed the sale of a building and a parcel of land in Arizona that had been classified as held for sale as of June 30, 2017 and recognized a gain on sale of approximately $0.4 million.
In the first quarter of 2017, we completed the sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016 and recognized a gain on sale of approximately $0.9 million.
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
In January 2018, the FASB released guidance on the accounting for tax on the Global Intangible Low Tax Income (GILTI) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. Effective in the first quarter of 2018, the Company has elected to treat any potential GILTI inclusions as a period cost.

In December 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we recorded provisional estimates for the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and tax expense associated with the mandatory deemed repatriation of foreign earnings at December 31, 2017. Management has continued to gather and analyze information associated with these provisional estimates and did not record any adjustments during the three and six months ended June 30, 2018. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net periodic pension benefit costs will be presented in the statement of operations separately from the service cost and outside of a subtotal of operating income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 became effective for annual periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. In conjunction with the adoption of this guidance, the Company reclassified $0.4 million and $0.8 million in net periodic pension benefits from Selling, general and administrative expenses to Other income (expense), net for the three and six months ended June 30, 2017, respectively.
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
Note 22 – Subsequent Events
Acquisition
On July 6, 2018, we acquired 100% of the membership interests of Griswold LLC (Griswold), a leading manufacturer of a wide range of high-performance engineered cellular elastomer and microcellular polyurethane products and solutions, for a cash-free, debt-free purchase price of $77.9 million plus an earn-out capped at $3.0 million based on certain of Griswold’s 2018 product sales. We used $82.5 million in borrowings under our existing credit facility to fund the transaction. Griswold, headquartered in Moosup, Connecticut, sells to customers across the automotive, transportation, medical, office products, printing and electronics industries.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are generally accompanied by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “seek,” “target” or similar expressions that convey uncertainty as to future events or outcomes. Forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results could be material depending upon the circumstances. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. Among the factors that could cause our results to differ materially from those indicated by forward-looking statements are risks and uncertainties inherent in our business including, without limitation:

•
failure to capitalize on, volatility within, or other adverse changes with respect to the Company’s growth drivers, including advanced mobility and advanced connectivity, such as delays in adoption or implementation of new technologies;

•
uncertain business, economic and political conditions in the United States and abroad, particularly in China, South Korea, Germany, Hungary and Belgium, where we maintain significant manufacturing, sales or administrative operations;

•	changes in trade policy, tariff regulation or other trade restrictions;

•	fluctuations in foreign currency exchange rates;

•	our ability to develop innovative products and have them incorporated into end-user products and systems;

•	the extent to which end-user products and systems incorporating our products achieve commercial success;

•	the ability of our sole or limited source suppliers to deliver certain key raw materials, including commodities, to us in a timely or cost-effective manner;

•	intense global competition affecting both our existing products and products currently under development;

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
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report and our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017 (the Annual Report), any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
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
On July 6, 2018, we acquired 100% of the membership interests of Griswold LLC (Griswold), a leading manufacturer of a wide range of high-performance engineered cellular elastomer and microcellular polyurethane products and solutions.
2018 Second Quarter Executive Summary
In the second quarter of 2018 as compared to the second quarter of 2017, our net sales increased 6.6% to $214.7 million, gross margin decreased 430 basis points to 35.7%, and operating margin decreased 430 basis points to 11.7%. The following key factors should be considered when reviewing our results of operations, financial condition and liquidity for the second quarter of 2018:

•
Our net sales increase in the second quarter of 2018 was attributable to increases in net sales across all three of our strategic business segments. Net sales were favorably impacted by $8.4 million, or 4.2%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. Net sales were also favorably impacted by higher demand in electric and hybrid electric vehicles, renewable energy, mass transit and variable frequency motor drives applications in the PES operating segment, partially offset by lower demand in portable electronics and wireless 4G LTE applications in the ACS operating segment. The adoption of new accounting guidance for revenue recognition unfavorably impacted net sales in the second quarter of 2018 by $0.1 million. See Note 19, “Revenue from Contracts with Customers,” as well as “Segment Sales and Operations” for further discussion.

•
Our gross margin decreased 430 basis points and our operating margin decreased 430 basis points in the second quarter of 2018. Our gross margin decreased to 35.7% in the second quarter of 2018 as a result of unfavorable absorption of fixed costs and increased costs for copper commodities, facility consolidation and multi-site product qualification, including freight.

•
Our operating income decreased to $25.2 million in the second quarter of 2018, as compared to $32.3 million in the second quarter of 2017, reflecting a decrease in gross margin, furthered by a $2.5 million increase in selling, general & administrative (SG&A) expenses and a $1.6 million increase in research and development (R&D) expenses. The increase in SG&A expenses was driven by strategic investments associated with future growth initiatives. SG&A expenses decreased slightly as a percentage of net sales from 19.9% in the second quarter of 2017 to 19.8% in the second quarter of 2018.

•
We are an innovation company, and in the second quarter of 2018 we continued our investment in R&D, with R&D expenses comprising 4.1% of our quarterly net sales. R&D expenses were $8.8 million in the second quarter of 2018, which was an increase of $1.6 million, an increase of 60 basis points as a percentage of net sales, from the second quarter of 2017. We have made concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our expected short-term and long-term technology needs.

•
We acquired Griswold in July 2018, as we continue to execute on our synergistic acquisition strategy. Acquisitions are a core part of our growth strategy, and these particular acquisitions extend the product portfolio and technology capabilities of our EMS operating segment. Griswold is a leading manufacturer of a wide range of high-performance engineered cellular elastomer and microcellular polyurethane products and solutions across the automotive, transportation, medical, office products, printing and electronics industries. We financed our acquisition of Griswold with $82.5 million in borrowings under our revolving credit facility in July 2018. As a result, borrowings under our credit facility will increase in the third quarter of 2018.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	35.7%	40.0%	35.7%	39.7%

Selling, general and administrative expenses	19.8%	19.9%	19.4%	18.4%
Research and development expenses	4.1%	3.5%	3.9%	3.5%
Restructuring and impairment charges	0.3%	0.5%	0.2%	0.4%
Other operating (income) expense, net	(0.2)%	—%	(0.9)%	(0.2)%
Operating income	11.7%	16.0%	13.1%	17.6%

Equity income in unconsolidated joint ventures	0.8%	0.5%	0.7%	0.5%
Other income (expense), net	—%	0.1%	—%	0.3%
Interest expense, net	(0.6)%	(1.0)%	(0.6)%	(0.8)%
Income before income tax expense	12.0%	15.7%	13.2%	17.6%

Income tax expense	3.9%	5.3%	3.1%	5.8%

Net income	8.1%	10.4%	10.1%	11.8%

Net Sales and Gross Margin
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Net sales	$214,675	$201,424	6.6%	$429,286	$405,252	5.9%
Gross margin	35.7%	40.0%		35.7%	39.7%
Net sales increased by 6.6% in the second quarter of 2018 compared to the second quarter of 2017. The ACS, EMS and PES operating segments had net sales increases of 2.7%, 2.1% and 22.2%, respectively. The increase in net sales was primarily driven by favorable currency fluctuations of $8.4 million, or 4.2%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. Net sales were also favorably impacted by higher demand in electric and hybrid electric vehicles, renewable energy, mass transit and variable frequency motor drives applications in the PES operating segment, partially offset by lower demand in portable electronics and wireless 4G LTE applications in the ACS operating segment. The adoption of new accounting guidance for revenue recognition unfavorably impacted net sales in the second quarter of 2018 by $0.1 million.
Net sales increased by 5.9% in the first half of 2018, compared to the first half of 2017. The EMS and PES operating segments had net sales increases of 1.9% and 28.7%, while the ACS operating segment had a net sales decrease of 2.0%. The increase in net sales was primarily driven by favorable currency fluctuations of $17.8 million, or 4.4%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. The adoption of new accounting guidance for revenue recognition favorably impacted net sales in the first half of 2018 by $3.8 million, or 0.9%. Net sales were also favorably impacted by higher demand in electric and hybrid electric vehicles, renewable energy, mass transit and variable frequency motor drives applications in the PES operating segment, partially offset by lower demand in portable electronics and wireless 4G LTE applications in the ACS operating segment.
Gross margin as a percentage of net sales decreased 430 basis points to 35.7% in the second quarter of 2018 compared to 40.0% in the second quarter of 2017. Gross margin in the second quarter of 2018 was unfavorably impacted by lower absorption of fixed costs and increased costs for copper commodities, facility consolidation and multi-site product qualification, including freight. The adoption of new accounting guidance for revenue recognition unfavorably impacted gross margin in the second quarter of 2018 by a de minimis amount.
Gross margin as a percentage of net sales decreased 400 basis points to 35.7% in the first half of 2018 from 39.7% in the first half of 2017. Gross margin in the first half of 2018 was unfavorably impacted by lower absorption of fixed costs and increased costs for copper commodities, machine downtime, facility consolidation and multi-site product qualification, including freight. The adoption of new accounting guidance for revenue recognition favorably impacted gross margin in the first half of 2018 by $1.2 million, or 0.3% as a percentage of net sales.

Selling, General and Administrative Expenses
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Selling, general and administrative expenses	$42,540	$40,012	6.3%	$83,137	$74,580	11.5%
Percentage of net sales	19.8%	19.9%		19.4%	18.4%
SG&A expenses increased 6.3% in the second quarter of 2018 from the second quarter of 2017, primarily due to a $2.1 million increase in sales and marketing investments to support future growth initiatives, a $0.9 million increase in severance expense, a $0.7 million increase in acquisition expenses, partially offset by a $1.2 million decrease in equity compensation expense. SG&A decreased as a percent of net sales to 19.8% in the second quarter of 2018 from 19.9% in the second quarter of 2017.
SG&A expenses increased 11.5% from the first half of 2017, primarily due to a $4.2 million increase in sales and marketing investments to support future growth initiatives, a $1.9 million increase in severance expense, a $0.7 million increase in other intangible assets amortization, a $0.5 million increase in equity compensation expense and a $0.2 million increase in acquisition expenses. SG&A increased as a percent of net sales to 19.4% in the first half of 2018 from 18.4% in the first half of 2017.

Research and Development Expenses
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Research and development expenses	$8,750	$7,141	22.5%	$16,884	$14,102	19.7%
Percentage of net sales	4.1%	3.5%		3.9%	3.5%
R&D expenses increased 22.5% in the second quarter of 2018 from the second quarter of 2017, and increased 19.7% in the first half of 2018 from the first half of 2017. The increases are due to concerted efforts to realign our R&D organization to better fit the future direction of our Company, including dedicating resources to focus on current product extensions and enhancements to meet our expected short-term and long-term technology needs.

Restructuring and Impairment Charges and Other Operating Expenses (Income), Net
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Restructuring and impairment charges	$541	$1,079	(49.9)%	$963	$1,805	(46.6)%
Other operating (income) expense, net	(383)	—	—%	(3,974)	(942)	321.9%
We incurred restructuring charges associated with the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona and the relocation of our Santa Fe Springs, California operations to the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recognized $0.1 million and $0.5 million of restructuring charges associated with the headquarters relocation and the facility consolidation in the second quarter of 2018, respectively, and $1.1 million of restructuring charges related to the headquarters relocation in the second quarter of 2017. We recognized $0.5 million and $0.5 million of restructuring charges associated with the headquarters relocation and facility consolidation in the first half of 2018, respectively, and $1.8 million of restructuring charges related to the headquarters relocation during the six months ended June 30, 2018. We did not recognize any restructuring charges related to the facility consolidation in the three and six months ended June 30, 2017. We estimate that approximately $1.0 million of additional costs will be incurred in the second half of 2018, with $0.5 million of remaining costs expected to be incurred in 2019.
In the second quarter of 2018, we recognized other operating income of $0.4 million as a result of the sale of a building and a parcel of land in Arizona that had been classified as held for sale as of June 30, 2017. Additionally, in the first half of 2018, we recorded a gain from the settlement of antitrust litigation in the amount of $3.6 million. In the first half of 2017, we recognized other operating income of $0.9 million as a result of the sale of a parcel of land in Belgium that had been classified as held for sale as of December 31, 2016.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Equity income in unconsolidated joint ventures	$1,804	$966	86.7%	$2,811	$1,976	42.3%
Equity income in unconsolidated joint ventures increased 86.7% in the second quarter of 2018 from the second quarter of 2017, and increased 42.3% in the first half of 2018 from the first half of 2017. The increases were due to higher demand, primarily in portable electronics applications.

Other Income (Expense), Net
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Other income (expense), net	$(34)	$260	(113.1)%	$32	$1,379	(97.7)%
Other income (expense), net decreased 113.1% in the second quarter of 2018 from the second quarter of 2017, and decreased 97.7% in the first half of 2018 from the first half of 2017. The decreases were due to declines in the value of our copper derivatives partially offset by favorable changes in foreign currency transaction costs.

Interest Expense, Net
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Interest expense, net	$(1,292)	$(1,947)	(33.6)%	$(2,503)	$(3,195)	(21.7)%
Interest expense, net, decreased by 33.6% in the second quarter of 2018 from the second quarter of 2017, and by 21.7% in the first half of 2018 from the first half of 2017, due to lower average outstanding balances on our credit facilities resulting from the discretionary payments of $50.0 million and $60.0 million, during the second and third quarters of 2017, respectively, to reduce our outstanding borrowings under our credit facility. We expect interest expense to increase during the remainder of the year as a result of the $82.5 million increase in borrowings under our credit facility to fund the acquisition of Griswold in July 2018.

Income Taxes
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Income tax expense	$8,373	$10,697	(21.7)%	$13,144	$23,583	(44.3)%
Effective tax rate	32.6%	33.9%		23.2%	33.0%
Our effective income tax rate was 32.6% and 33.9% for the three months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to a lower U.S. effective tax rate, as a result of U.S. tax reform, and changes in pretax mix across jurisdictions with disparate tax rates, partially offset by an increase in current year accruals for uncertain tax positions. Our effective income tax rate was 23.2% and 33.0% for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to a lower U.S. effective tax rate, as a result of U.S. tax reform, changes in pretax mix across jurisdictions with disparate tax rates, excess tax deductions on equity compensation, R&D credits and a release of reserves for uncertain tax positions, partially offset by an increase in current year accruals for uncertain tax positions.

Segment Sales and Operations
Advanced Connectivity Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$76,376	$74,340	$149,831	$152,882
Operating income	$10,594	$12,997	$18,496	$32,495
The ACS operating segment is comprised of high frequency circuit material products used for making circuitry that receives, processes and transmits high frequency communications signals, in a wide variety of applications and markets, including wireless communications, wired infrastructure, high reliability, automotive radar, and aerospace and defense, among others.
Q2 2018 versus Q2 2017
ACS net sales increased by 2.7% in the second quarter of 2018 compared to the second quarter of 2017. The increase was primarily driven by favorable currency fluctuations of $1.9 million, or 2.5%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar, partially offset by lower demand in portable electronics and wireless 4G LTE applications. Net sales increased in aerospace and defense and automotive radar applications, while net sales decreased in portable electronics and wireless 4G LTE applications. The adoption of new accounting guidance for revenue recognition did not impact ACS net sales in the second quarter of 2018.
Operating income decreased by 18.5% in the second quarter of 2018 from the second quarter of 2017. As a percentage of net sales, operating income in the second quarter of 2018 was 13.9%, a 360 basis point decrease as compared to the 17.5% reported in the second quarter of 2017. The decrease in operating income is due to increased costs for copper commodities and multi-site product qualification, including freight, as well as higher overhead from strategic investments in infrastructure. The adoption of new accounting guidance for revenue recognition did not impact ACS operating income in the second quarter of 2018.
YTD 2018 versus YTD 2017
ACS net sales decreased by 2.0% in the first half of 2018 compared to the first half of 2017. The decrease in net sales was primarily driven by lower demand in portable electronics and wireless 4G LTE applications, partially offset by favorable currency fluctuations of $3.7 million, or 2.4%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. Net sales increased in aerospace and defense and automotive radar applications, while net sales decreased in wireless 4G LTE and portable electronics applications. The adoption of new accounting guidance for revenue recognition did not impact ACS net sales in the first half of 2018.
Operating income decreased by 43.1% in the first half of 2018 from the first half of 2017. As a percentage of net sales, the first half of 2018 operating income was 12.3%, an 900 basis point decrease as compared to the 21.3% reported in the first half of 2017. The decrease in operating income is due to lower net sales, increased costs for copper commodities and multi-site product qualification, including freight, lower capacity utilization due to process issues and machine downtime, unfavorable absorption of fixed costs, as well as investments in sales and marketing to support future growth initiatives. The adoption of new accounting guidance for revenue recognition did not impact ACS operating income in the first half of 2018.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$79,216	$77,585	$157,299	$154,434
Operating income	$8,421	$13,934	$22,581	$26,724
The EMS operating segment is comprised of polyurethane and silicone foam products, which are sold into a wide variety of applications and markets, including general industrial, portable electronics, automotive, mass transit and consumer applications. In July 2018, we acquired Griswold, a leading manufacturer of a wide range of high-performance engineered cellular elastomer and microcellular polyurethane products and solutions. We are in the process of integrating Griswold into the EMS operating segment.

Q2 2018 versus Q2 2017
EMS net sales increased by 2.1% in the second quarter of 2018 compared to the second quarter of 2017. The increase in net sales over the second quarter of 2017 was primarily driven by favorable currency fluctuations of $2.0 million, or 2.6%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. Net sales increased in portable electronics, consumer, automotive and mass transit applications, while net sales decreased in general industrial applications. The adoption of new accounting guidance for revenue recognition favorably impacted EMS net sales in the second quarter of 2018 by $0.1 million, or 0.1%.
Operating income decreased by 39.6% in the second quarter of 2018 from the second quarter of 2017. As a percentage of net sales, second quarter of 2018 operating income was 10.6%, a 740 basis point decrease as compared to the 18.0% reported in the second quarter of 2017. The decrease in operating income is primarily due to increased costs for raw materials, and increased freight costs related to capacity optimization and facility consolidation, unfavorable absorption of fixed costs, as well as investments in sales and marketing to support future growth initiatives. The adoption of new accounting guidance for revenue recognition favorably impacted EMS operating income in the second quarter of 2018 by a $0.0 million, or 0.2%.
YTD 2018 versus YTD 2017
EMS net sales increased by 1.9% in the first half of 2018 compared to the first half of 2017. The increase in net sales was primarily driven by favorable currency fluctuations of $4.0 million, or 2.6%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar. Net sales increased in portable electronics, consumer and automotive applications, while net sales decreased in general industrial and mass transit applications. The adoption of new accounting guidance for revenue recognition favorably impacted EMS net sales in the first half of 2018 by $0.2 million, or 0.1%.
Operating income decreased by 15.5% in the first half of 2018 from the first half of 2017. As a percentage of net sales, the first half of 2018 operating income was 14.4%, a 290 basis point decrease as compared to the 17.3% reported in the first half of 2017. The decrease in operating income is primarily due to increased costs for raw materials and freight, unfavorable absorption of fixed costs, as well as investments in sales and marketing to support future growth initiatives, partially offset by a $3.6 million gain on settlement from antitrust class action litigation, as discussed in Note 20, “Supplemental Financial Information.” The adoption of new accounting guidance for revenue recognition favorably impacted EMS operating income in the first half of 2018 by $0.0 million, or 0.2%.
Power Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$53,647	$43,905	$111,360	$86,557
Operating income	$4,239	$3,560	$11,260	$8,404
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
Q2 2018 versus Q2 2017
PES net sales increased by 22.2% in the second quarter of 2018 from the second quarter of 2017. Net sales increased in electric and hybrid electric vehicles, renewable energy, mass transit and variable frequency motor drives applications, primarily due to higher demand. The adoption of new accounting guidance for revenue recognition favorably impacted PES net sales in the second quarter of 2018 by $0.4 million, or 0.8%. Net sales were also impacted by favorable currency fluctuations of $4.3 million, or 9.8%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income for the quarter increased by 19.1% in the second quarter of 2018 from the second quarter of 2017. As a percentage of net sales, second quarter of 2018 operating income was 7.9%, a 20 basis point decrease as compared to the 8.1% reported in the second quarter of 2017. The increase in operating income is primarily due to higher net sales from increased demand, partially offset by a provision for a commercial settlement, capacity optimization and facility consolidation efforts, as well as investments in sales and marketing to support future growth initiatives. The adoption of new accounting guidance for revenue recognition PES operating income in the second quarter of 2018 by $0.1 million, or 3.3%.

YTD 2018 versus YTD 2017
PES net sales increased by 28.7% in the first half of 2018 from the first half of 2017. Net sales increased in electric and hybrid electric vehicles, renewable energy, mass transit and variable frequency motor drives applications, primarily due to higher demand. The adoption of new accounting guidance for revenue recognition favorably impacted PES net sales in the first half of 2018 by $4.6 million, or 5.4%. Net sales were also impacted by favorable currency fluctuations of $9.6 million, or 11.1%, due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income increased 34.0% in the first half of 2018 from the first half of 2017. As a percentage of net sales, the first half of 2018 operating income was 10.1%, a 40 basis point increase as compared to the 9.7% reported in the first half of 2017. The adoption of new accounting guidance for revenue recognition favorably impacted PES operating income in the first half of 2018 by $1.5 million, or 17.7%. The increase in operating income is also due to higher net sales from increased demand, partially offset by a provision for a commercial settlement, process issues, capacity optimization and facility consolidation efforts, as well as investments in sales and marketing to support future growth initiatives.
Other

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$5,436	$5,594	$10,796	$11,379
Operating income	$1,970	$1,823	$3,932	$3,728
The Other operating segment consists of our elastomer rollers and floats business, as well as our inverter distribution business.
Q2 2018 versus Q2 2017
Net sales in this segment decreased by 2.8% in the second quarter of 2018 from the second quarter of 2017. The decrease in net sales over the second quarter of 2017 was primarily driven by the adoption of new accounting guidance for revenue recognition, which resulted in a $0.6 million unfavorable impact, or 10.0%. Currency fluctuations had a $0.2 million favorable impact on net sales during the second quarter of 2018 due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income increased 8.1% in the second quarter of 2018 compared to the second quarter of 2017. As a percentage of net sales, second quarter of 2018 operating income was 36.2%, a 360 basis point increase as compared to the 32.6% reported in the second quarter of 2017. This increase was primarily driven by operational improvements and efficiency initiatives. Operating income in the second quarter of 2018 was unfavorably impacted by $0.2 million, or 9.8%, from the adoption of new accounting guidance for revenue recognition.
YTD 2018 versus YTD 2017
Net sales in this segment decreased by 5.1% in the first half of 2018 from the first half of 2017. The decrease in net sales is primarily driven by the adoption of new accounting guidance for revenue recognition, which resulted in a $1.0 million unfavorable impact, or 8.5%. Currency fluctuations had a $0.5 million favorable impact on net sales during the first half of 2018 due to the appreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income increased by 5.5% in the first half of 2018 from the first half of 2017. As a percentage of net sales, second quarter of 2018 operating income was 36.4%, a 360 basis point increase as compared to the 32.8% reported in the second quarter of 2017. This increase is primarily due to operational improvements and efficiency initiatives. Operating income in the first half of 2018 was unfavorably impacted by $0.3 million, or 8.3%, from the adoption of new accounting guidance for revenue recognition.

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Key Balance Sheet Accounts:
Cash and cash equivalents	$174,700	$181,159
Accounts receivable, net	$148,727	$140,562
Contract assets	$21,933	$—
Inventories	$117,739	$112,557
Borrowings under credit facility	$130,982	$130,982
As of June 30, 2018, cash and cash equivalents were $174.7 million as compared to $181.2 million as of December 31, 2017, a decrease of $6.5 million, or 3.6%. This decrease was primarily due to $20.2 million in capital expenditures, $6.4 million in tax payments related to net share settlement of equity awards and $3.0 million in repurchases of capital stock, partially offset by cash generated by operations during the first half of 2018. We financed our acquisition of Griswold with $82.5 million in borrowings under our revolving credit facility in July 2018. As a result, borrowings under our credit facility will increase in the third quarter of 2018.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas as of the periods indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
United States	$33,987	$35,653
Europe	43,386	41,307
Asia	97,327	104,199
Total cash and cash equivalents	$174,700	$181,159
Approximately $140.7 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2018. As a result of U.S. tax reform, unremitted earnings as of December 31, 2017 were subjected to U.S. tax through the transition tax, but a portion could be subject to additional foreign income taxes if they are redeployed outside of their country of origin. With the exception of certain of our Chinese subsidiaries, we have historically asserted and continue to assert that foreign earnings are indefinitely reinvested. While we have not changed our assertion with respect to foreign earnings compared to prior years, we are currently evaluating the impact of U.S. tax reform on our global structure and any associated impacts it may have on our assertion on a go forward basis, and as such have not changed our assertion with respect to distribution of earnings that would require the accrual of additional deferred income taxes.
Significant changes in our balance sheet accounts from December 31, 2017 to June 30, 2018 were as follows:

•
Accounts receivable increased 5.8% to $148.7 million as of June 30, 2018, from $140.6 million at December 31, 2017. The increase from year-end was primarily due to higher net sales at the end of the second quarter of 2018 compared to at the end of the 2017.

•
We recorded contract assets of $21.9 million as of June 30, 2018 related to the adoption of ASU 2014-09. See further discussion in Note 19, “Revenue from Contracts with Customers” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

•
Inventory increased 4.6% to $117.7 million as of June 30, 2018, from $112.6 million at December 31, 2017, primarily as a result of inventory buildup to meet future demand in anticipation of long supply lead times, supplier transition and planned machinery downtime, partially offset by the impact from the adoption of new accounting guidance for revenue recognition. See discussion in Note 19, “Revenue from Contracts with Customers.”

•
Accrued employee benefits and compensation decreased to $26.1 million as of June 30, 2018, from $39.4 million at December 31, 2017. This decrease is primarily due to incentive compensation payouts of $18.2 million that occurred in the first half of 2018, partially offset by $3.6 million of accruals for projected incentive compensation payouts for the current performance year.

During the six months ended June 30, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million under a $100.0 million share repurchase program approved by our Board of Directors on August 6, 2015. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2018, $49.0 million remained for repurchase under our share repurchase program. All purchases were made using cash from operations.
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
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement. As of June 30, 2018, we have $131.0 million in outstanding borrowings under our credit facility.
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2018.
During the second quarter of 2018, there were not any material new developments related to our capital leases. Refer to Note 12, “Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on liquidity matters.
Contingencies
During the second quarter of 2018, we did not become aware of any material new developments related to environmental matters or other contingencies or incur any material costs or capital expenditures related to environmental matters. Refer to Note 14, “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion on ongoing environmental and other contingencies.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on our financial condition or results of operations.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2018. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2018. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Items 2 (a) and (b) are not applicable
(c) Share Repurchases

(Dollars in thousands, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
March 1, 2018 to March 31, 2018	23,138	$129.62	23,138	$49,013
April 1, 2018 to April 30, 2018	—	$—	—	$49,013
May 1, 2018 to May 31, 2018	—	$—	—	$49,013
June 1, 2018 to June 30, 2018	—	$—	—	$49,013
During the six months ended June 30, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million under a $100.0 million share repurchase program approved by our Board of Directors in 2015. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2018, $49.0 million remained for repurchase under the share repurchase program. All repurchases were made using cash from operations. Our share repurchases may occur from time to time through open market purchases, privately negotiated transactions or plans designed to comply with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

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

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Financial Position at June, 30 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Mark Weaver
Mark Weaver Vice President, Principal Financial Officer, Chief Accounting Officer and Corporate Controller
Dated: July 31, 2018