Form 10-Q
period 2019-03-31
ROGERS CORP
filed 2019-05-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of April 26, 2019 was 18,546,854.

ROGERS CORPORATION
FORM 10-Q

March 31, 2019

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information

Item 1.	Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales	$239,798	$214,611
Cost of sales	154,404	138,005
Gross margin	85,394	76,606

Selling, general and administrative expenses	43,252	40,597
Research and development expenses	7,609	8,134
Restructuring and impairment charges	822	422
Other operating (income) expense, net	911	(3,591)
Operating income	32,800	31,044

Equity income in unconsolidated joint ventures	837	1,007
Other income (expense), net	1,404	66
Interest expense, net	(1,938)	(1,210)
Income before income tax expense	33,103	30,907
Income tax expense	4,704	4,771
Net income	$28,399	$26,136

Basic earnings per share	$1.53	$1.43
Diluted earnings per share	$1.52	$1.40

Shares used in computing:
Basic earnings per share	18,557	18,288
Diluted earnings per share	18,692	18,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$28,399	$26,136

Foreign currency translation adjustment	(4,257)	7,000
Derivative instrument designated as cash flow hedge:
Change in unrealized gain (loss) before reclassifications, net of tax (Note 4)	(394)	805
Unrealized (gain) loss reclassified into earnings, net of tax (Note 4)	(94)	(27)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 4)	156	43
Other comprehensive income (loss)	(4,589)	7,821
Comprehensive income	$23,810	$33,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$162,074	$167,738
Accounts receivable, less allowance for doubtful accounts of $1,184 and $1,354	160,696	144,623
Contract assets	27,315	22,728
Inventories	133,242	132,637
Prepaid income taxes	3,190	3,093
Asbestos-related insurance receivables, current portion	4,138	4,138
Other current assets	13,255	10,829
Total current assets	503,910	485,786
Property, plant and equipment, net of accumulated depreciation of $323,623 and $317,414	244,911	242,759
Investments in unconsolidated joint ventures	15,799	18,667
Deferred income taxes	11,316	8,236
Goodwill	263,251	264,885
Other intangible assets, net of amortization	172,234	177,008
Pension assets	19,596	19,273
Asbestos-related insurance receivables, non-current portion	59,685	59,685
Other long-term assets	8,692	3,045
Total assets	$1,299,394	$1,279,344
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$43,481	$40,321
Accrued employee benefits and compensation	26,984	30,491
Accrued income taxes payable	8,720	7,032
Asbestos-related liabilities, current portion	5,547	5,547
Other accrued liabilities	23,633	23,789
Total current liabilities	108,365	107,180
Borrowings under revolving credit facility	223,482	228,482
Pension and other postretirement benefits liabilities	1,739	1,739
Asbestos-related liabilities, non-current portion	64,672	64,799
Non-current income tax	7,712	8,418
Deferred income taxes	11,151	10,806
Other long-term liabilities	13,951	9,596
Commitments and contingencies (Note 13)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,546 and 18,395 shares issued and outstanding	18,546	18,395
Additional paid-in capital	128,417	132,360
Retained earnings	804,782	776,403
Accumulated other comprehensive loss	(83,423)	(78,834)
Total shareholders' equity	868,322	848,324
Total liabilities and shareholders' equity	$1,299,394	$1,279,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating Activities:
Net income	$28,399	$26,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,984	11,109
Equity compensation expense	2,476	2,673
Deferred income taxes	(2,505)	1,342
Equity in undistributed income of unconsolidated joint ventures	(837)	(1,007)
Dividends received from unconsolidated joint ventures	1,741	1,809
Pension and other postretirement benefits	(174)	(398)
Loss on sale or disposal of property, plant and equipment	273	—
Benefit for doubtful accounts	(158)	(386)
Changes in assets and liabilities:
Accounts receivable	(16,948)	(7,822)
Contract assets	(4,588)	(22,040)
Inventories	(1,550)	5,813
Pension and postretirement benefit contributions	(6)	(328)
Other current assets	(2,605)	(1,438)
Accounts payable and other accrued expenses	(327)	(13,050)
Other, net	885	6,355
Net cash provided by operating activities	17,060	8,768

Investing Activities:
Capital expenditures	(12,647)	(9,122)
Proceeds from the sale of property, plant and equipment, net	7	—
Return of capital from unconsolidated joint ventures	2,625	—
Net cash used in investing activities	(10,015)	(9,122)

Financing Activities:
Repayment of debt principal and finance lease obligations	(5,098)	(149)
Payments of taxes related to net share settlement of equity awards	(7,140)	(6,407)
Proceeds from the exercise of stock options, net	285	473
Proceeds from issuance of shares to employee stock purchase plan	587	541
Share repurchases	—	(2,999)
Net cash used in financing activities	(11,366)	(8,541)

Effect of exchange rate fluctuations on cash	(1,343)	755

Net decrease in cash and cash equivalents	(5,664)	(8,140)
Cash and cash equivalents at beginning of period	167,738	181,159
Cash and cash equivalents at end of period	$162,074	$173,019

Supplemental Disclosures:
Accrued capital additions	$2,068	$1,881
Cash paid during the year for:
Interest, net of amounts capitalized	$2,161	$1,329
Income taxes	$2,014	$5,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Capital Stock
Balance, beginning of period	$18,395	$18,255
Shares issued for vested restricted stock units, net of cancellations for tax withholding	133	113
Stock options exercised	8	11
Shares issued for employee stock purchase plan	7	6
Shares issued to directors	3	3
Shares repurchased	—	(23)
Balance, end of period	18,546	18,365
Additional Paid-In Capital
Balance, beginning of period	132,360	128,933
Shares issued for vested restricted stock units, net of cancellations for tax withholding	(7,273)	(6,520)
Stock options exercised	277	462
Shares issued for employee stock purchase plan	580	535
Shares issued to directors	(3)	(3)
Equity compensation expense	2,476	2,673
Shares repurchased	—	(2,976)
Balance, end of period	128,417	123,104
Retained Earnings
Balance, beginning of period	776,403	684,540
Net income	28,399	26,136
Cumulative-effect adjustment for lease accounting	(20)	—
Cumulative-effect adjustment of revenue recognition	—	4,212
Balance, end of period	804,782	714,888
Accumulated Other Comprehensive Loss
Balance, beginning of period	(78,834)	(65,155)
Other comprehensive income (loss)	(4,589)	7,821
Balance, end of period	(83,423)	(57,334)
Total Shareholders’ Equity	$868,322	$799,023

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
Interim results are not necessarily indicative of results for a full year. For further information regarding our accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$(357)	$—	$(357)
Copper derivative contracts	$—	$1,120	$—	$1,120
Interest rate swap	$—	$(171)	$—	$(171)

	Derivative Instruments at Fair Value as of December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$522	$—	$522
Copper derivative contracts	$—	$583	$—	$583
Interest rate swap	$—	$461	$—	$461
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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2019 and 2018, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge, and the hedge was highly effective.
Foreign Currency
During the three months ended March 31, 2019, we entered into Chinese Renminbi and Korean Won forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of March 31, 2019, the notional values of the remaining foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
USD/CNY		$17,470,003
KRW/USD	₩	4,539,600,000
Commodity
As of March 31, 2019, we had 23 outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operating segments. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred. As of March 31, 2019, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
April 2019 - June 2019	188 metric tons per month
July 2019 - September 2019	191 metric tons per month
October 2019 - December 2019	195 metric tons per month
January 2020 - March 2020	202 metric tons per month
April 2020 - June 2020	134 metric tons per month
Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75 million of our $450 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. For additional information regarding our revolving credit facility, refer to “Note 10 – Debt.”

Effects on Financial Statements

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the Period Ended March 31, 2019	Fair Values of Derivative Instruments as of March 31, 2019
		Gain (Loss)	Other Assets/ (Other Liabilities)(1)
	Location	Three Months Ended
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(711)	$(357)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$310	$1,120
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$(632)	$(171)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the Period Ended March 31, 2018	Fair Values of Derivative Instruments as of March 31, 2018
		Gain (Loss)	Other Assets/(Other Liabilities)(1)
	Location	Three Months Ended
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	(64)	(329)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	(822)	1,105
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	989	1,030
(1) All balances were recorded in the “Other current assets” or “Other accrued liabilities” line items in the consolidated statements of financial position, except the 2019 interest rate swap balance, which was recorded in the “Other long-term liabilities” line item in the condensed consolidated statements of financial position.

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 and 2018 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2018	$(30,488)	$(48,700)	$354	$(78,834)
Other comprehensive income (loss) before reclassifications	(4,257)	—	(394)	(4,651)
Amounts reclassified from accumulated other comprehensive loss	—	156	(94)	62
Net current-period other comprehensive income (loss)	(4,257)	156	(488)	(4,589)
Balance as of March 31, 2019	$(34,745)	$(48,544)	$(134)	$(83,423)

Balance as of December 31, 2017	$(17,983)	$(47,198)	$26	$(65,155)
Other comprehensive income (loss) before reclassifications	7,000	—	805	7,805
Amounts reclassified from accumulated other comprehensive loss	—	43	(27)	16
Net current-period other comprehensive income (loss)	7,000	43	778	7,821
Balance as of March 31, 2018	$(10,983)	$(47,155)	$804	$(57,334)
(1) Net of taxes of $9,938 and $9,984 as of March 31, 2019 and December 31, 2018, respectively. Net of taxes of $9,549 and $9,563 as of March 31, 2018 and December 31, 2017, respectively.
(2) Net of taxes of $37 and ($106) as of March 31, 2019 and December 31, 2018, respectively. Net of taxes of ($225) and ($15) as of March 31, 2018 and December 31, 2017, respectively.
Note 5 – Acquisitions
Griswold LLC
On July 6, 2018, we acquired 100% of the membership interests in Griswold LLC (Griswold) for an aggregate purchase price of $78.0 million, net of cash acquired.
Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of Rogers and Griswold as if the Griswold acquisition had occurred on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the Griswold acquisition been completed as of January 1, 2017, and should not be taken as indicative of our future consolidated results of operations.

Three Months Ended
(Dollars in thousands)	March 31, 2018
Net sales	$221,723
Net income	25,882
Note 6 – Inventories
Inventories are valued at the lower of cost or net realizable value. Inventories consisted of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Raw materials	$64,382	$59,321
Work-in-process	30,602	30,086
Finished goods	38,258	43,230
Total inventories	$133,242	$132,637

Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2018 to March 31, 2019 by operating segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2018	$51,693	$142,589	$68,379	$2,224	$264,885
Foreign currency translation adjustment	—	(273)	(1,361)	—	(1,634)
March 31, 2019	$51,693	$142,316	$67,018	$2,224	$263,251
Other Intangible Assets
The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of March 31, 2019 and December 31, 2018 by classification type, were as follows:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$149,404	$32,196	$117,208	$149,753	$30,078	$119,675
Technology	80,979	39,925	41,054	81,535	38,624	42,911
Trademarks and trade names	12,007	3,496	8,511	12,019	3,213	8,806
Covenants not to compete	1,340	313	1,027	1,340	249	1,091
Total definite-lived other intangible assets	243,730	75,930	167,800	244,647	72,164	172,483
Indefinite-lived other intangible asset	4,434	—	4,434	4,525	—	4,525
Total other intangible assets	$248,164	$75,930	$172,234	$249,172	$72,164	$177,008
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three months ended March 31, 2019 was approximately $4.4 million. Amortization expense for the three months ended March 31, 2018 was approximately $3.8 million. The estimated future amortization expense is $13.3 million for the remainder of 2019 and $14.6 million, $13.8 million, $13.3 million and $12.7 million for 2020, 2021, 2022 and 2023, respectively.
The weighted average amortization period as of March 31, 2019, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.5 years
Technology	4.3 years
Trademarks and trade names	5.0 years
Covenants not to compete	2.0 years
Total definite-lived other intangible assets	6.5 years

Note 8 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net income	$28,399	$26,136
Denominator:
Weighted-average shares outstanding - basic	18,557	18,288
Effect of dilutive shares	135	322
Weighted-average shares outstanding - diluted	18,692	18,610
Basic earnings per share	$1.53	$1.43
Diluted earnings per share	$1.52	$1.40
Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended March 31, 2019, 23,081 shares were excluded. For the three months ended March 31, 2018, no shares were excluded.
Note 9 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of March 31, 2019, we had performance-based restricted stock units from 2019, 2018 and 2017 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
The outstanding awards have one measurement criterion: the three year total shareholder return (TSR) on our capital stock as compared to that of a specified group of peer companies. The TSR measurement criterion of the awards is considered a market condition. As such, the fair value of this measurement criterion was determined on the grant date using a Monte Carlo simulation valuation model. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period with no changes for final projected payout of the awards. We account for forfeitures as they occur.
Below are the assumptions used in the Monte Carlo calculation on the respective grant dates for awards granted in 2019 and 2018:

	February 7, 2019	September 17, 2018	February 8, 2018
Expected volatility	36.7%	36.6%	34.8%
Expected term (in years)	2.9	3.0	3.0
Risk-free interest rate	2.43%	2.85%	2.28%
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

The following table summarizes the change in number of performance-based restricted stock units outstanding for the three months ended March 31, 2019:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2018	142,434
Awards granted	108,527
Stock issued	(131,650)
Awards forfeited	(4,865)
Awards outstanding as of March 31, 2019	114,446
We recognized $0.9 million and $1.0 million of compensation expense for performance-based restricted stock units during the three months ended March 31, 2019 and 2018, respectively.
Time-Based Restricted Stock Units
As of March 31, 2019, we had time-based restricted stock unit awards from 2019, 2018, 2017 and 2016 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the three months ended March 31, 2019 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2018	117,476
Awards granted	56,127
Stock issued	(63,948)
Awards forfeited	(2,783)
Awards outstanding as of March 31, 2019	106,872
We recognized $1.5 million of compensation expense related to time-based restricted stock units for each of the three months ended March 31, 2019 and 2018.
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
The following table summarizes the change in number of deferred stock units outstanding during the three months ended March 31, 2019:

Deferred Stock Units
Awards outstanding as of December 31, 2018	8,400
Awards granted	—
Stock issued	—
Awards outstanding as of March 31, 2019	8,400
We recognized no compensation expense related to deferred stock units during the three months ended March 31, 2019 and 2018.

Stock Options
Stock options have been granted under various equity compensation plans. The maximum contractual term for all options is normally 10 years. All outstanding options are fully vested and exercisable. We have not granted any stock options since the first quarter of 2012.
During the three months ended March 31, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $0.9 million, and the total amount of cash received from the exercise of these options was $0.3 million.
A summary of the activity under our stock option plans for the three months ended March 31, 2019 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, vested and exercisable as of December 31, 2018	10,950	$31.99	2.0	$734,469
Options exercised	(8,250)	$34.55
Options expired	(300)	$23.86
Options outstanding, vested and exercisable as of March 31, 2019	2,400	$24.20	0.9	$323,232
Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six-month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized an immaterial amount of equity compensation expense associated with the ESPP for each of the three-month periods ended March 31, 2019 and 2018.
Note 10 – Debt
In 2017, we entered into a secured five year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Third Amended Credit Agreement), which increased the principal amount of our revolving credit facility to up to $450.0 million borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, and provided an additional $175.0 million accordion feature. Borrowings may be used to finance working capital needs, for letters of credit and for general corporate purposes in the ordinary course of business, including the financing of permitted acquisitions (as defined in the Third Amended Credit Agreement).
In 2018, we borrowed $82.5 million under our revolving credit facility to fund the acquisition of Griswold and an additional $20.0 million to fund the Merged Plan as part of the proposed plan termination process.
Borrowings under the Third Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest that includes a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate (or the overnight bank funding rate, if greater) plus 50 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of March 31, 2019, the spread was 150.0 basis points.
We incurred interest expense on our outstanding debt of $2.1 million, and $0.9 million during the three months ended March 31, 2019 and 2018, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Third Amended Credit Agreement, we are required to pay a quarterly fee of 20 to 30 basis points (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Third Amended Credit Agreement. We incurred immaterial unused commitment fees in each of the three-month periods ended March 31, 2019 and 2018.
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
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement, and as of March 31, 2019 we had $223.5 million in outstanding borrowings under our revolving credit facility. However, we made a discretionary principal payment totaling $5.0 million on our revolving credit facility during the three months ended March 31, 2019.
As of March 31, 2019, we had $1.6 million of outstanding line of credit issuance costs that will be amortized over the life of the Third Amended Credit Agreement, which will terminate in February 2022. We recognized an immaterial amount of amortization expense for each of the three month periods ended March 31, 2019 and 2018, related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. For further information regarding the interest rate swap, refer to “Note 3 – Hedging Transactions and Derivative Financial Instruments.”
Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2019.
Note 11 - Leases
We have a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. Our finance lease obligation related to this facility was $4.8 million and $5.0 million as of March 31, 2019 and December 31, 2018, respectively. The finance lease right-of-use asset balance for this facility was $6.5 million and $6.7 million as of March 31, 2019 and December 31, 2018, respectively. All other finance lease obligations and finance lease right-of-use assets were cumulatively immaterial as of March 31, 2019 and December 31, 2018. Accumulated amortization related to our finance lease right-of-use assets was $3.6 million and $3.5 million as of March 31, 2019 and December 31, 2018, respectively.
Amortization expense related to our finance lease right-of-use assets, which is included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2019 and 2018. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three-month periods ended March 31, 2019 and 2018. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three-month periods ended March 31, 2019 and 2018.
We have operating leases primarily related to building space and vehicles. Renewal options are included in the lease term to the extent we are reasonably certain to exercise the option. The exercise of lease renewal options is at our sole discretion. We account for lease components separately from non-lease components. The incremental borrowing rate represents our ability to borrow on a collateralized basis over a similar lease term.
The following table includes our expenses and payments for operating leases for the three months ended March 31, 2019:

(Dollars in thousands)	Three Months Ended
March 31, 2019
Operating leases expense	718
Short-term leases expense	39
Payments on operating lease obligations	764

As of March 31, 2019 and December 31, 2018, our assets and liabilities balances related to finance and operating leases were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	March 31, 2019	December 31, 2018
Finance lease right-of-use assets	Property, plant and equipment, net	$6,534	$6,750
Operating lease right-of-use assets	Other long-term assets	$6,235	$—

Finance lease obligations, current portion	Other accrued liabilities	$415	$420
Finance lease obligations, non-current portion	Other long-term liabilities	$4,437	$4,629
Total finance lease obligations		$4,852	$5,049

Operating lease obligations, current portion	Other accrued liabilities	$2,611	$—
Operating lease obligations, non-current portion	Other long-term liabilities	$3,641	$—
Total operating lease obligations		$6,252	$—
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of March 31, 2019:

(Dollars in thousands)	Finance	Operating
	Leases	Leases Signed	Less: Leases Not Yet Commenced	Leases
2019	$407	$2,219	$(233)	$1,986
2020	515	2,684	(309)	2,375
2021	4,186	1,563	(78)	1,485
2022	—	792	—	792
2023	—	205	—	205
Thereafter	—	22	—	22
Total Lease Payments	5,108	7,485	(620)	6,865
Less: Interest	(256)	(648)	35	(613)
Present Value of Net Future Minimum Lease Payments	$4,852	$6,837	$(585)	$6,252
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	2.3 years	3.0 years
Weighted Average Discount Rate	2.55%	6.16%
Transition
We adopted Accounting Standards Codification (ASC) 842, Leases, in the first quarter of 2019 using the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative periods. The adoption primarily affected our condensed consolidated statements of financial position through the recognition of $6.2 million of operating lease right-of-use assets and $6.2 million of operating lease obligations, as well as an immaterial impact to retained earnings, as of January 1, 2019. We recognized an additional $0.7 million of operating lease right-of-use assets and $0.7 million operating lease obligations during the three months ended March 31, 2019. The total operating lease right-of use assets and operating lease obligations recognized was $6.9 million and $6.9 million, respectively. The guidance was applied to all leases that were not completed at the date of implementation.
Practical Expedients
We have elected to recognize lease payments in the condensed consolidated statements of operations on a straight-line basis over the term of the lease for short-term leases. We also elected the package of practical expedients that allows us to carry forward the historical lease classification and accounting for indirect costs for any existing leases.

Note 12 – Pension Benefits and Other Postretirement Benefit Plans
As of March 31, 2019, we had two qualified noncontributory defined benefit pension plans: 1) the Union Plan and 2) the Rogers Corporation Defined Benefit Pension Plan for (i) all other U.S. employees hired before December 31, 2007 who are salaried employees or non-union hourly employees and (ii) employees of the acquired Arlon business (the Merged Plan).
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
Pension Plan Proposed Termination
The Company currently intends to terminate the Merged Plan and has received a determination letter from the Internal Revenue Service (IRS). The termination of the Merged Plan remains subject to final approval by management. The Company plans to provide participants an option to elect either a lump sum distribution or an annuity. One or more group annuity contracts with one or more insurance companies will be purchased to settle our obligations for those participants who do not receive a lump sum. The Merged Plan is fully-funded on a GAAP basis, however, in order to terminate the plan in accordance with IRS and Pension Benefit Guaranty Corporation requirements, the Company will be required to contribute additional assets, if necessary, to settle all of the Merged Plan’s obligations. The amount necessary to do so is not yet known. In addition, the Company expects to record a pension settlement charge at plan termination. This settlement charge will include the immediate recognition into expense of the unrecognized losses within accumulated other comprehensive loss on the statement of financial position as of the plan termination date. The Company does not have a current estimate of this future charge, however, the pre-tax accumulated other comprehensive loss related to the Merged Plan was approximately $47 million as of December 31, 2018. The settlement charge for the accumulated other comprehensive loss would be a non-cash charge. We currently estimate that if the plan termination is approved by management, it will be completed during the fourth quarter of 2019, when lump sum distributions are expected to occur and one or more annuity contracts are expected to be purchased. At this time, there are no plans to terminate the Union Plan.
Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

	Pension Benefits		Retirement Health and Life Insurance Benefits
(Dollars in thousands)	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$—	$—	$18	$20
Interest cost	1,784	1,680	15	15
Expected return of plan assets	(2,192)	(2,169)	—	—
Amortization of prior service credit	—	—	(253)	(400)
Amortization of net loss	454	456	—	—
Net periodic cost (benefit)	$46	$(33)	$(220)	$(365)
Employer Contributions
There were no required contributions to our qualified defined benefit pension plans for the three months ended March 31, 2019 and 2018, and we are not required to make additional contributions to these plans for the remainder of 2019. No voluntary contributions were made to our qualified defined benefit pension plans for the three months ended March 31, 2019 and 2018.
As there is no funding requirement for the Nonqualified Plans or the Retiree Health and Life Insurance benefit plans, we fund the amount of benefit payments made during the year, which were immaterial for the three months ended March 31, 2019 and 2018.

Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred an immaterial amount of aggregate remediation costs through March 31, 2019, and the accrual for future remediation efforts is $1.7 million.
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
The following table summarizes the change in number of asbestos claims outstanding during the three months ended March 31, 2019:

Asbestos Claims
Claims outstanding as of December 31, 2018	745
New claims filed	82
Pending claims concluded*	(38)
Claims outstanding as of March 31, 2019	789
*For the three months ended March 31, 2019, 34 claims were dismissed and 4 claims were settled. Settlements totaled approximately $0.5 million for the three months ended March 31, 2019.
Impact on Financial Statements
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
To date, the defense and settlement costs of our asbestos-related product liability litigation have been substantially covered by insurance. We have identified continuous coverage for primary, excess and umbrella insurance from the 1950s through the mid-1980s, except for a period in the early 1960s, with respect to which we have entered into an agreement for primary, but not excess or umbrella, coverage. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. During 2018, we received notices that primary coverage for a period of eight years and excess coverage for a period of three years had been exhausted. In the three months ended March 31, 2019, we incurred an immaterial amount of indemnity and defense costs, primarily related to the period referenced above. We expect to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected.
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
For the three months ended March 31, 2019 and December 31, 2018, our projected asbestos-related claims and insurance receivables were as follows:

(Dollars in millions)	March 31, 2019	December 31, 2018
Asbestos-related claims	$70.2	$70.3
Asbestos-related insurance receivables	$63.8	$63.8
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
Note 14 – Income Taxes
Our effective income tax rate was 14.2% and 15.4% for the three months ended March 31, 2019 and 2018, respectively. The decrease from the first quarter of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during 2018, excess tax deductions on equity compensation and a lower tax impact on unremitted foreign earnings and profits, partially offset by a one-time impact from R&D credits and a decrease in current quarter reversals of uncertain tax positions.
The total amount of unrecognized tax benefits as of March 31, 2019 was $9.2 million, of which $8.9 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $1.4 million of our unrecognized tax benefits as of March 31, 2019 will reverse within the next 12 months.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2019, we had $0.6 million accrued for the payment of interest.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2014.
Note 15 – Segment Information
Our reporting structure is comprised of the following strategic operating segments: ACS, EMS and PES. The remaining operations, which represent our non-core businesses, are reported in the Other operating segment. We believe this structure aligns our external reporting presentation with how we currently manage and view our business internally.
On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. For additional information regarding the impacts of this accounting guidance, refer to “Note 16 – Revenue from Contracts with Customers.” We sell products to fabricators and distributors who then sell directly into various end markets. End markets within our ACS operating segment include wireless infrastructure, aerospace and defense, automotive, connected devices, wired infrastructure and consumer electronics. End markets within our EMS operating segment include portable electronics, mass transit, automotive, consumer and general industrial. End markets within our PES operating segment include e-mobility, industrial, renewable energy, mass transit, and micro channel coolers. End markets in our Other operating segment include automotive and industrial.

The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended March 31, 2019
Net sales - recognized over time	$—	$3,006	$59,602	$4,604	$67,212
Net sales - recognized at a point in time	80,470	89,756	212	2,148	172,586
Total net sales	$80,470	$92,762	$59,814	$6,752	$239,798
Operating income	$13,064	$13,431	$4,267	$2,038	$32,800

Three Months Ended March 31, 2018
Net sales - recognized over time	$—	$1,039	$57,400	$4,648	$63,087
Net sales - recognized at a point in time	73,455	77,044	314	711	151,524
Total net sales	$73,455	$78,083	$57,714	$5,359	$214,611
Operating income	$7,903	$14,159	$7,021	$1,961	$31,044
Information relating to our segment operations by geographic area for the three months ended March 31, 2019 and 2018 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
March 31, 2019
United States	13,071	43,465	7,477	1,290	65,303
Other Americas	752	2,083	20	191	3,046
Total Americas	13,823	45,548	7,497	1,481	68,349
China	42,489	22,419	11,064	2,513	78,485
Other APAC	14,141	14,488	5,338	809	34,776
Total APAC	56,630	36,907	16,402	3,322	113,261
Germany	4,472	3,436	21,947	146	30,001
Other EMEA	5,545	6,871	13,968	1,803	28,187
Total EMEA	10,017	10,307	35,915	1,949	58,188
Total net sales	80,470	92,762	59,814	6,752	239,798
March 31, 2018
United States	12,278	37,692	8,578	1,257	59,805
Other Americas	826	1,801	358	(170)	2,815
Total Americas	13,104	39,493	8,936	1,087	62,620
China	33,507	20,794	9,422	1,317	65,040
Other APAC	15,338	9,160	6,451	793	31,742
Total APAC	48,845	29,954	15,873	2,110	96,782
Germany	6,250	2,742	14,710	169	23,871
Other EMEA	5,256	5,894	18,195	1,993	31,338
Total EMEA	11,506	8,636	32,905	2,162	55,209
Total net sales	73,455	78,083	57,714	5,359	214,611

(1)	Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

Note 16 – Revenue from Contracts with Customers
Contract Balances
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
The Company did not have any contract liabilities as of March 31, 2019 or December 31, 2018.
The following table presents contract assets by operating segment as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Advanced Connectivity Solutions	$—	$—
Elastomeric Material Solutions	764	943
Power Electronics Solutions	24,636	19,738
Other	1,915	2,047
Total contract assets	$27,315	$22,728
No impairment losses were recognized during the three months ended March 31, 2019 and 2018 on any receivables or contract assets arising from our contracts with customers.
Note 17 – Restructuring and Impairment Charges
In 2018, we made the decision to consolidate our Santa Fe Springs, California operations into the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recorded $0.8 million of expense for the three months ended March 31, 2019 related to the facility consolidation. The fair value of the total severance benefits paid in connection with the facility consolidation was $0.5 million. The total severance costs were expensed ratably over the required service period for the affected employees. All severance expenses were recorded as of December 31, 2018, and the final severance payments were made in the first quarter of 2019.
The following table presents severance activity related to the facility consolidation for the three months ended March 31, 2019:

(Dollars in thousands)	Severance Related to Facility Consolidation
Balance as of December 31, 2018	$523
Provisions	—
Payments	(523)
Balance as of March 31, 2019	$—
Note 18 – Supplemental Financial Information
The components of “Other operating (income) expense, net” are as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Gain from antitrust litigation settlement	$—	$(3,591)
Loss on sale of property, plant and equipment	273	—
Lease income	(547)	—
Depreciation on leased assets	1,185	—
Total other operating (income) expense, net	$911	$(3,591)
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
In the first quarter of 2019, we recognized lease income of approximately $0.5 million and related depreciation on leased assets of approximately $1.2 million in connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola USA Corp. (Isola) in August 2018.

Note 19 – Recent Accounting Standards
Recently Issued Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. This ASU is effective for our fiscal year ending December 31, 2020, with early adoption permitted. ASU 2018-14 is required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This ASU is effective for our fiscal year ending December 31, 2020 and for the interim periods within that year. Early adoption is permitted. ASU 2018-13 is generally required to be applied retrospectively to all periods presented upon their effective date with the exception of certain amendments, that should be applied prospectively to the most recent interim or annual period presented in the year of adoption. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
Recently Adopted Standards Reflected in Our 2019 Financial Statements
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The amendments in this update were effective for the Company on January 1, 2019 and the Company will apply the amendments in this update to qualifying new or redesignated hedging relationships.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing costs incurred in the implementation of a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal use software. The Company adopted this ASU on January 1, 2019 on a prospective basis and it did not have a material impact on our condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects resulting from U.S. Tax Reform from accumulated other comprehensive loss to retained earnings but it does not require this reclassification. The Company adopted this ASU on January 1, 2019 and elected to not reclassify the stranded tax effects resulting from U.S. Tax Reform. As a result of that election, the adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this standard on January 1, 2019 using the optional transition method. The Company elected to use the practical expedients that allow us to carry forward the historical lease classification. For additional information regarding the impact of the adoption of this standard, refer to “Note 11 - Leases.”
Note 20 – Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. No share repurchases were made during the three months ended March 31, 2019. During the three months ended March 31, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million. As of March 31, 2019, $49.0 million remained of our $100.0 million share repurchase program.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Position
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

•	the ongoing trade policy dispute between the United States and China, as well as adverse changes in trade policy, tariff regulation or other trade restrictions;

•	fluctuations in foreign currency exchange rates;

•	our ability to develop innovative products and extent to which they are incorporated into end-user products and systems;

•	the extent to which end-user products and systems incorporating our products achieve commercial success;

•	the ability of our sole or limited source suppliers to deliver certain key raw materials, including commodities, to us in a timely and cost-effective manner;

•	intense global competition affecting both our existing products and products currently under development;

•
failure to realize, or delays in the realization of, anticipated benefits of acquisitions and divestitures due to, among other things, the existence of unknown liabilities or difficulty integrating acquired businesses;

•	our ability to attract and retain management and skilled technical personnel;

•	our ability to protect our proprietary technology from infringement by third parties and/or allegations that our technology infringes third party rights;

•	changes in effective tax rates or tax laws and regulations in the jurisdictions in which we operate;

•	failure to comply with financial and restrictive covenants in our credit agreement or restrictions on our operational and financial flexibility due to such covenants;

•	the outcome of ongoing and future litigation, including our asbestos-related product liability litigation;

•	changes in environmental laws and regulations applicable to our business;

•	uncertainties with regard to the timing, expense and cash outlays associated with the termination and settlement of the Rogers Corporation Defined Benefit Pension Plan (Merged Plan); and

•	disruptions in, or breaches of, our information technology systems.
Our forward-looking statements are expressly qualified by these cautionary statements, which you should consider carefully, along with the risks discussed in this section and elsewhere in this report, our Annual Report on Form 10-K for the year ended December 31, 2018 (the Annual Report) and our subsequent reports filed with the Securities and Exchange Commission, any of which could cause actual results to differ materially from historical results or anticipated results. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q along with our audited consolidated financial statements and the related notes thereto in our Annual Report.
Executive Summary
Company Background and Strategy
Rogers Corporation designs, develops, manufactures and sells high-quality and high-reliability engineered materials and components for mission critical applications. We operate three strategic operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). The remaining operations, which represent our non-core businesses, are reported in our Other operating segment. We have a history of innovation and have established

Innovation Centers for our research and development (R&D) activities in Chandler, Arizona, Burlington, Massachusetts, Eschenbach, Germany and Suzhou, China. We are headquartered in Chandler, Arizona.
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced mobility and advanced connectivity. More specifically, the key trends currently affecting our business include the increasing use of advanced driver assistance systems (ADAS) and increasing electrification of automotive vehicles, including electric and hybrid electric vehicles (EV/HEV), in the automotive industry and new technology adoption in the telecommunications industry, including next generation wireless infrastructure. In addition to our focus on advanced mobility and advanced connectivity in the automotive and telecommunications industries, we sell into a variety of other end markets including renewable energy, consumer electronics, aerospace and defense and diverse general industrial applications.
Our sales and marketing approach is based on addressing these trends, while our strategy focuses on factors for success as a manufacturer of engineered materials and components: quality, service, cost, efficiency, innovation, technology and product performance. We have expanded our capabilities through organic investment and acquisitions and strive to ensure high quality solutions for our customers. We continue to review and re-align our manufacturing and engineering footprint in an effort to attain a leading competitive position globally. We have established or expanded our capabilities in various locations in support of our customers’ growth initiatives.
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

Results of Operations
In the first quarter of 2019 as compared to the first quarter of 2018, our net sales increased 11.7% to $239.8 million, gross margin decreased approximately 10 basis points to 35.6%, and operating margin decreased approximately 80 basis points to 13.7%.
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales	100.0%	100.0%
Gross margin	35.6%	35.7%

Selling, general and administrative expenses	18.0%	18.9%
Research and development expenses	3.2%	3.8%
Restructuring and impairment charges	0.3%	0.2%
Other operating (income) expense, net	0.4%	(1.7)%
Operating income	13.7%	14.5%

Equity income in unconsolidated joint ventures	0.3%	0.5%
Other income (expense), net	0.6%	—%
Interest expense, net	(0.8)%	(0.6)%
Income before income tax expense	13.8%	14.4%

Income tax expense	2.0%	2.2%

Net income	11.8%	12.2%

Net Sales
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Net sales	$239,798	$214,611	11.7%
Net sales increased by 11.7% in the first quarter of 2019 compared to the first quarter of 2018. Our ACS, EMS and PES operating segments had net sales increases of 9.6%, 18.8% and 3.6%, respectively. The increase in net sales was driven in part by net sales of $7.8 million, or 3.6%, related to our acquisition of Griswold LLC (Griswold) in July 2018. Net sales were favorably impacted by higher net sales in both 5G and 4G wireless infrastructure, as well as aerospace and defense and portable electronics applications in the ACS operating segment, higher net sales in portable electronics, mass transit and automotive applications in the EMS operating segment and higher net sales in EV/HEV and mass transit applications in the PES operating segment. Net sales were unfavorably impacted by $6.1 million, or 2.9%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased approximately 10 basis points to 35.6% in the first quarter of 2019 compared to 35.7% in the first quarter of 2018. Gross margin in the first quarter of 2019 was negatively impacted by productivity challenges, higher fixed overhead expenses and increased freight costs in our PES operating segment, partially offset by higher net sales across all operating segments, as well as the resolution of certain process issues that had negatively impacted gross margin in the first quarter of 2018, favorable product mix and increased asset utilization in our ACS operating segment.

Selling, General and Administrative Expenses
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Selling, general and administrative expenses	$43,252	$40,597	6.5%
Percentage of net sales	18.0%	18.9%
Selling, general and administrative (SG&A) expenses increased 6.5% in the first quarter of 2019 from the first quarter of 2018, primarily due to a $0.7 million increase charge resulting from a change in foreign jurisdiction tax regulation on equity awards, a $0.6 million in higher incentive compensation expense, a $0.6 million increase in other intangible assets amortization, most of which is related to our acquisition of Griswold, and $0.3 million in SG&A expenses related to Griswold.

Research and Development Expenses
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Research and development expenses	$7,609	$8,134	(6.5)%
Percentage of net sales	3.2%	3.8%
R&D expenses decreased 6.5% in the first quarter of 2019 from the first quarter of 2018. The decrease is due to the timing of new product initiatives.

Restructuring and Impairment Charges and Other Operating Expenses (Income), Net
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Restructuring and impairment charges	$822	$422	94.8%
Other operating (income) expense, net	911	(3,591)	(125.4)%
We incurred restructuring charges associated with the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona and the consolidation of our Santa Fe Springs, California operations with the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recognized $0.8 million of restructuring charges associated with the facility consolidation in the first quarter of 2019, and $0.4 million of restructuring charges related to the headquarters relocation in the first quarter of 2018. We estimate that approximately $0.4 million of additional spend for capital expenditures related to the facility consolidation will occur in the remainder of 2019.
With respect to other operating (income) expense, net, in the first quarter of 2019, we recognized lease income of approximately $0.5 million and related depreciation on leased assets of approximately $1.2 million in connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola USA Corp. (Isola) in August 2018. In the first quarter of 2018, we recognized a $3.6 million gain from the settlement of antitrust litigation in other operating income.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Equity income in unconsolidated joint ventures	$837	$1,007	(16.9)%
As of March 31, 2019, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 16.9% in the first quarter of 2019 from the first quarter of 2018. The decrease was due to lower net sales for RIC in portable electronics applications and unfavorable foreign currency impacts on RIS.

Other Income (Expense), Net
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Other income (expense), net	$1,404	$66	2,027.3%
Other income (expense), net increased to $1.4 million in the first quarter of 2019 from approximately $0.1 million in the first quarter of 2018. The increase was due to favorable impacts from our copper derivative contracts.

Interest Expense, Net
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Interest expense, net	$(1,938)	$(1,210)	60.2%
Interest expense, net, increased by 60.2% in the first quarter of 2019 from the first quarter of 2018 due to higher average outstanding balances on our revolving credit facility in the first quarter of 2019 compared to the first quarter of 2018. This is a result of borrowings under our revolving credit facility during the third quarter of 2018 to fund the acquisition of Griswold and our voluntary pension contribution in connection with the proposed plan termination process.

Income Taxes
	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018	Percent Change
Income tax expense	$4,704	$4,771	(1.4)%
Effective tax rate	14.2%	15.4%
Our effective income tax rate was 14.2% and 15.4% for the three months ended March 31, 2019 and 2018, respectively. The decrease from the first quarter of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during 2018, excess tax deductions on equity compensation and a lower tax impact on unremitted foreign earnings and profits, partially offset by a one-time impact from R&D credits and a decrease in current quarter reversals of uncertain tax positions.
Operating Segment Net Sales and Operating Income
Advanced Connectivity Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net sales	$80,470	$73,455
Operating income	$13,064	$7,903
Our ACS operating segment designs, develops, manufactures and sells circuit materials and solutions enabling high-performance and high-reliability connectivity for applications in wireless infrastructure (e.g., power amplifiers, antennas, small cells and distributed antenna systems), automotive (e.g., active safety, advanced driver assistance systems, telematics and thermal management), aerospace and defense, connected devices (e.g., mobile internet devices and Internet of Things), wired infrastructure (e.g., computing and IP infrastructure) and consumer electronics. In August 2018, we purchased assets from Isola to expand capacity in the ACS operating segment in an effort to prepare for potential demand from our 5G customers.
Q1 2019 versus Q1 2018
ACS net sales increased by 9.6% in the first quarter of 2019 compared to the first quarter of 2018. The increase in net sales over the first quarter of 2018 was primarily driven by higher net sales in both 5G and 4G wireless infrastructure, as well as aerospace and defense and portable electronics applications. Net sales were unfavorably impacted by $1.8 million, or 2.4%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income increased by 65.3% in the first quarter of 2019 from the first quarter of 2018. As a percentage of net sales, operating income in the first quarter of 2019 was 16.2%, an approximately 540 basis point increase as compared to the 10.8% reported in the first quarter of 2018. The increase in operating income is primarily due to higher net sales, favorable product mix, increased asset utilization and the resolution of certain process issues in our ACS operating segment that had negatively impacted gross margin in the first quarter of 2018.

Elastomeric Material Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net sales	$92,762	$78,083
Operating income	$13,431	$14,159
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and end markets. These applications and end markets include polyurethane and silicone materials used in critical cushioning, sealing and vibration management applications for portable electronics (e.g., smart phones), automotive, aerospace, rail, footwear and printing end markets; customized silicones used in flex heater and semiconductor thermal applications; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable, pressure-sensitive tapes and automotive applications.
Q1 2019 versus Q1 2018
EMS net sales increased by 18.8% in the first quarter of 2019 compared to the first quarter of 2018. The increase in net sales over the first quarter of 2018 was primarily driven by net sales related to our acquisition of Griswold of $7.8 million, or 9.9%, along with higher net sales in portable electronics, mass transit and automotive applications. Net sales were unfavorably impacted by $1.5 million, or 1.9%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income decreased by 5.1% in the first quarter of 2019 from the first quarter of 2018. As a percentage of net sales, first quarter of 2019 operating income was 14.5%, an approximately 360 basis point decrease as compared to the 18.1% reported in the first quarter of 2018. The decrease in operating income is primarily due to the non-recurring $3.6 million gain from the settlement of antitrust litigation in the first quarter of 2018, as well as $0.8 million of facility consolidation costs in the first quarter of 2019, largely offset by higher net sales.
Power Electronics Solutions

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net sales	$59,814	$57,714
Operating income	$4,267	$7,021
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
Q1 2019 versus Q1 2018
PES net sales increased by 3.6% in the first quarter of 2019 from the first quarter of 2018. The increase in net sales over the first quarter of 2018 was primarily driven by higher net sales in EV/HEV and mass transit applications. Net sales were impacted by unfavorable currency fluctuations of $2.7 million, or 4.7%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income decreased by 39.2% in the first quarter of 2019 from the first quarter of 2018. As a percentage of net sales, first quarter of 2019 operating income was 7.1%, an approximately 510 basis point decrease as compared to the 12.2% reported in the first quarter of 2018. The decrease in operating income is primarily due to productivity challenges, higher fixed overhead expenses and increased freight costs, partially offset by higher net sales.
Other

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net sales	$6,752	$5,359
Operating income	$2,038	$1,961
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
Q1 2019 versus Q1 2018
Net sales in this segment increased by 26.0% in the first quarter of 2019 from the first quarter of 2018. The increase in net sales over the first quarter of 2018 was primarily driven by a last-time buy in the Durel business.
Operating income increased 3.9% in the first quarter of 2019 compared to the first quarter of 2018. This increase in operating income was primarily driven by higher net sales, partially offset by higher fixed overhead expenses. As a percentage of net sales, first quarter of 2019 operating income was 30.2%, an approximately 640 basis point decrease as compared to the 36.6% reported in the first quarter of 2018.
Liquidity, Capital Resources and Financial Position
We believe that our existing sources of liquidity and cash flows that we expect to generate from our operations, together with our available credit facilities, will be sufficient to fund our operations, currently planned capital expenditures, research and development efforts and our debt service commitments, for at least the next 12 months. We regularly review and evaluate the adequacy of our cash flows, borrowing facilities and banking relationships in an effort to ensure that we have the appropriate access to cash to fund both our near-term operating needs and our long-term strategic initiatives.
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	March 31, 2019	December 31, 2018
United States	$35,105	$41,833
Europe	29,380	31,244
Asia	97,589	94,661
Total cash and cash equivalents	$162,074	$167,738
Approximately $127.0 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of March 31, 2019. The Company did not make any changes in the first quarter of 2019 to its position on the permanent reinvestment of its earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Key Financial Position Accounts:
Cash and cash equivalents	$162,074	$167,738
Accounts receivable, net	$160,696	$144,623
Contract assets	$27,315	$22,728
Inventories	$133,242	$132,637
Borrowings under revolving credit facility	$223,482	$228,482
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2018 to March 31, 2019 were as follows:

•
Accounts receivable, less allowance for doubtful accounts increased 11.1% to $160.7 million as of March 31, 2019, from $144.6 million as of December 31, 2018. The increase from year-end was primarily due to higher net sales at the end of the first quarter of 2019 compared to at the end of the 2018.

•
Contract assets increased 20.2% to $27.3 million as of March 31, 2019, from $22.7 million as of December 31, 2018, as a result of an increase in no-alternative-use inventory, mainly attributable to the increase in demand in our PES operating segment.

•
Inventories increased 0.5% to $133.2 million as of March 31, 2019, from $132.6 million as of December 31, 2018, primarily driven by increased raw material purchases in anticipation of higher expected demand in our ACS operating segment.

•
Borrowings under revolving credit facility decreased 2.2% to $223.5 million as of March 31, 2019, from $228.5 million as of December 31, 2018, as a result of a $5.0 million principal payment made in the first quarter of 2019.

(Dollars in thousands)	Three Months Ended
Key Cash Flow Measures:	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$17,060	$8,768
Net cash used in investing activities	(10,015)	(9,122)
Net cash used in financing activities	(11,366)	(8,541)
As of March 31, 2019, cash and cash equivalents were $162.1 million as compared to $167.7 million as of December 31, 2018, a decrease of $5.7 million, or 3.4%. This decrease was primarily due to $12.6 million in capital expenditures, a $5.0 million principal payment made on our outstanding borrowings under our revolving credit facility and $7.1 million in tax payments related to net share settlement of equity awards, largely offset by cash flows generated by operations.
Revolving Credit Facility
In 2017, we entered into a secured five year credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the Third Amended Credit Agreement), which amended and restated the Second Amended Credit Agreement. The Third Amended Credit Agreement refinanced the Second Amended Credit Agreement, eliminated the term loan under the Second Amended Credit Agreement, increased the principal amount of our revolving credit facility to up to $450.0 million of borrowing capacity, with sublimits for multicurrency borrowings, letters of credit and swing-line notes, and provided an additional $175.0 million accordion feature.
All revolving loans under the Third Amended Credit Agreement are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement. As of March 31, 2019, we had $223.5 million in outstanding borrowings under our revolving credit facility.
Restrictions on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of March 31, 2019.
Contingencies
During the first quarter of 2019, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 13 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Critical Accounting Policies
Leases
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). In our adoption of ASU 2016-02, we applied the practical expedients to recognize lease payments in the condensed consolidated statements of operations on a straight-line basis over the term of the lease for short-term leases. Additionally, we elected the package of practical expedients that allows us to carry forward the historical lease classification and accounting for indirect costs for any existing leases. Refer to “Note 11 - Leases” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Recent Accounting Pronouncements
Refer to “Note 19 – Recent Accounting Standards” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including expected dates of adoption.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the first quarter of 2019. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.

Item 4.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2019. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
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
Refer to the discussion of certain environmental, asbestos and other litigation matters in “Note 13 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 6.    Exhibits

List of Exhibits:

3.1
Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the 2006 Form 10-K) (File No. 001-04347).

3.2	Amended and Restated Bylaws of Rogers Corporation, effective February 11, 2016, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016.

10.1	Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.

10.2
Form of Participation Agreement for the Company’s U.S.-based named executive officers under the Rogers Corporation Severance Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2019.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and March 31, 2018, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018 and (v) Notes to Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Michael M. Ludwig
Michael M. Ludwig
Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer
Dated: April 30, 2019