Form 10-Q
period 2019-06-30
ROGERS CORP
filed 2019-08-01
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (480) 917-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	par value $1.00 per share	ROG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 26, 2019 was 18,559,612.

ROGERS CORPORATION
FORM 10-Q

June 30, 2019

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
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$242,852	$214,675	$482,650	$429,286
Cost of sales	157,024	138,003	311,428	276,007
Gross margin	85,828	76,672	171,222	153,279

Selling, general and administrative expenses	43,649	42,540	86,901	83,137
Research and development expenses	7,843	8,750	15,452	16,884
Restructuring and impairment charges	1,083	541	1,905	963
Other operating (income) expense, net	40	(383)	951	(3,974)
Operating income	33,213	25,224	66,013	56,269

Equity income in unconsolidated joint ventures	1,742	1,804	2,579	2,811
Other income (expense), net	(1,401)	(34)	3	32
Interest expense, net	(2,038)	(1,292)	(3,976)	(2,503)
Income before income tax expense	31,516	25,702	64,619	56,609
Income tax expense	7,223	8,373	11,927	13,144
Net income	$24,293	$17,329	$52,692	$43,465

Basic earnings per share	$1.31	$0.94	$2.84	$2.37
Diluted earnings per share	$1.30	$0.93	$2.82	$2.33

Shares used in computing:
Basic earnings per share	18,568	18,389	18,562	18,338
Diluted earnings per share	18,730	18,660	18,711	18,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$24,293	$17,329	$52,692	$43,465

Foreign currency translation adjustment	2,182	(15,294)	(2,075)	(8,293)
Derivative instrument designated as cash flow hedge:
Change in unrealized gain (loss) before reclassifications, net of tax (Note 4)	(810)	349	(1,204)	1,153
Unrealized (gain) loss reclassified into earnings, net of tax (Note 4)	(62)	(29)	(156)	(56)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 4)	157	44	313	87
Other comprehensive income (loss)	1,467	(14,930)	(3,122)	(7,109)
Comprehensive income	$25,760	$2,399	$49,570	$36,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$173,068	$167,738
Accounts receivable, less allowance for doubtful accounts of $1,215 and $1,354	156,924	144,623
Contract assets	25,573	22,728
Inventories	135,067	132,637
Prepaid income taxes	4,275	3,093
Asbestos-related insurance receivables, current portion	4,138	4,138
Other current assets	10,814	10,829
Total current assets	509,859	485,786
Property, plant and equipment, net of accumulated depreciation of $331,553 and $317,414	248,309	242,759
Investments in unconsolidated joint ventures	17,534	18,667
Deferred income taxes	11,080	8,236
Goodwill	263,804	264,885
Other intangible assets, net of amortization	167,985	177,008
Pension assets	19,918	19,273
Asbestos-related insurance receivables, non-current portion	60,247	59,685
Other long-term assets	8,617	3,045
Total assets	$1,307,353	$1,279,344
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$42,214	$40,321
Accrued employee benefits and compensation	31,798	30,491
Accrued income taxes payable	9,048	7,032
Asbestos-related liabilities, current portion	5,547	5,547
Other accrued liabilities	24,085	23,789
Total current liabilities	112,692	107,180
Borrowings under revolving credit facility	195,482	228,482
Pension and other postretirement benefits liabilities	1,739	1,739
Asbestos-related liabilities, non-current portion	65,226	64,799
Non-current income tax	8,554	8,418
Deferred income taxes	10,768	10,806
Other long-term liabilities	15,378	9,596
Commitments and contingencies (Note 13)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,559 and 18,395 shares issued and outstanding	18,559	18,395
Additional paid-in capital	131,836	132,360
Retained earnings	829,075	776,403
Accumulated other comprehensive loss	(81,956)	(78,834)
Total shareholders' equity	897,514	848,324
Total liabilities and shareholders' equity	$1,307,353	$1,279,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities:
Net income	$52,692	$43,465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,099	22,084
Equity compensation expense	6,143	5,814
Deferred income taxes	(2,536)	3,879
Equity in undistributed income of unconsolidated joint ventures	(2,579)	(2,811)
Dividends received from unconsolidated joint ventures	1,741	1,809
Pension and other postretirement benefits	(346)	(796)
Asbestos-related charges	67	—
Loss (gain) on sale or disposal of property, plant and equipment	276	(383)
Impairment charges	956	—
Benefit for doubtful accounts	(128)	(190)
Changes in assets and liabilities:
Accounts receivable	(12,747)	(9,446)
Contract assets	(2,845)	(21,933)
Inventories	(2,845)	(6,489)
Pension and postretirement benefit contributions	(11)	(338)
Other current assets	(1,211)	(1,299)
Accounts payable and other accrued expenses	3,653	(13,835)
Other, net	2,122	3,287
Net cash provided by operating activities	67,501	22,818

Investing Activities:
Capital expenditures	(24,026)	(20,177)
Proceeds from the sale of property, plant and equipment, net	9	1,027
Return of capital from unconsolidated joint ventures	2,625	—
Net cash used in investing activities	(21,392)	(19,150)

Financing Activities:
Repayment of debt principal and finance lease obligations	(33,196)	(291)
Payments of taxes related to net share settlement of equity awards	(7,424)	(6,427)
Proceeds from the exercise of stock options, net	327	698
Proceeds from issuance of shares to employee stock purchase plan	594	558
Share repurchases	—	(2,999)
Net cash used in financing activities	(39,699)	(8,461)

Effect of exchange rate fluctuations on cash	(1,080)	(1,666)

Net increase (decrease) in cash and cash equivalents	5,330	(6,459)
Cash and cash equivalents at beginning of period	167,738	181,159
Cash and cash equivalents at end of period	$173,068	$174,700

Supplemental Disclosures:
Accrued capital additions	$2,119	$1,881
Cash paid during the year for:
Interest, net of amounts capitalized	$4,440	$2,631
Income taxes	$9,164	$14,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Capital Stock
Balance, beginning of period	$18,546	$18,365	$18,395	$18,255
Shares issued for vested restricted stock units, net of cancellations for tax withholding	4	—	137	113
Stock options exercised	2	7	10	18
Shares issued for employee stock purchase plan	—	—	7	6
Shares issued to directors	7	8	10	11
Shares repurchased	—	—	—	(23)
Balance, end of period	18,559	18,380	18,559	18,380
Additional Paid-In Capital
Balance, beginning of period	128,417	123,104	132,360	128,933
Shares issued for vested restricted stock units, net of cancellations for tax withholding	(288)	(20)	(7,561)	(6,540)
Stock options exercised	40	218	317	680
Shares issued for employee stock purchase plan	7	17	587	552
Shares issued to directors	(7)	(8)	(10)	(11)
Equity compensation expense	3,667	3,141	6,143	5,814
Shares repurchased	—	—	—	(2,976)
Balance, end of period	131,836	126,452	131,836	126,452
Retained Earnings
Balance, beginning of period	804,782	714,888	776,403	684,540
Net income	24,293	17,329	52,692	43,465
Cumulative-effect adjustment for lease accounting	—	—	(20)	—
Cumulative-effect adjustment of revenue recognition	—	—	—	4,212
Balance, end of period	829,075	732,217	829,075	732,217
Accumulated Other Comprehensive Loss
Balance, beginning of period	(83,423)	(57,334)	(78,834)	(65,155)
Other comprehensive income (loss)	1,467	(14,930)	(3,122)	(7,109)
Balance, end of period	(81,956)	(72,264)	(81,956)	(72,264)
Total Shareholders’ Equity	$897,514	$804,785	$897,514	$804,785

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$(184)	$—	$(184)
Copper derivative contracts	$—	$762	$—	$762
Interest rate swap	$—	$(1,284)	$—	$(1,284)

	Derivative Instruments at Fair Value as of December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$522	$—	$522
Copper derivative contracts	$—	$583	$—	$583
Interest rate swap	$—	$461	$—	$461

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2019 and 2018, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge, and the hedge was highly effective.
Foreign Currency
During the three months ended June 30, 2019, we entered into Chinese Renminbi, Korean Won and Euro forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2019, the notional values of the remaining foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
USD/CNY		$33,351,869
KRW/USD	₩	4,620,000,000
EUR/USD		€8,750,874

Commodity
As of June 30, 2019, we had 26 outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operating segments. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred. As of June 30, 2019, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
July 2019 - September 2019	191 metric tons per month
October 2019 - December 2019	195 metric tons per month
January 2020 - March 2020	202 metric tons per month
April 2020 - June 2020	202 metric tons per month
July 2020 - September 2020	201 metric tons per month

Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. For additional information regarding our revolving credit facility, refer to “Note 10 – Debt.”

Effects on Financial Statements

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the Period Ended June 30, 2019		Fair Values of Derivative Instruments as of June 30, 2019
		Gain (Loss)		Other Assets/ (Other Liabilities)(1)
	Location	Three Months Ended	Six Months Ended
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$125	$(586)	$(184)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(775)	$(465)	$762
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$(1,113)	$(1,745)	$(1,284)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the Period Ended June 30, 2018		Fair Values of Derivative Instruments as of June 30, 2018
		Gain (Loss)		Other Assets/(Other Liabilities)(1)
	Location	Three Months Ended	Six Months Ended
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(60)	$(124)	$118
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(363)	$(1,185)	$827
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$410	$1,399	$1,439

(1) All balances were recorded in the “Other current assets” or “Other accrued liabilities” line items in the consolidated statements of financial position, except the 2019 interest rate swap balance, which was recorded in the “Other long-term liabilities” line item in the condensed consolidated statements of financial position.

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2019 and 2018 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2018	$(30,488)	$(48,700)	$354	$(78,834)
Other comprehensive income (loss) before reclassifications	(2,075)	—	(1,204)	(3,279)
Amounts reclassified from accumulated other comprehensive loss	—	313	(156)	157
Net current-period other comprehensive income (loss)	(2,075)	313	(1,360)	(3,122)
Balance as of June 30, 2019	$(32,563)	$(48,387)	$(1,006)	$(81,956)

Balance as of December 31, 2017	$(17,983)	$(47,198)	$26	$(65,155)
Other comprehensive income (loss) before reclassifications	(8,293)	—	1,153	(7,140)
Amounts reclassified from accumulated other comprehensive loss	—	87	(56)	31
Net current-period other comprehensive income (loss)	(8,293)	87	1,097	(7,109)
Balance as of June 30, 2018	$(26,276)	$(47,111)	$1,123	$(72,264)
(1) Net of tax benefits of $9,893 and $9,984 as of June 30, 2019 and December 31, 2018, respectively. Net of tax benefits of $9,536 and $9,563 as of June 30, 2018 and December 31, 2017, respectively.
(2) Net of tax benefits (expenses) of $278 and ($106) as of June 30, 2019 and December 31, 2018, respectively. Net of tax benefits (expenses) of ($316) and ($15) as of June 30, 2018 and December 31, 2017, respectively.
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

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2018
Net sales	$222,350	$444,073
Net income	16,554	42,436

Note 6 – Inventories
Inventories are valued at the lower of cost or net realizable value. Inventories consisted of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Raw materials	$63,931	$59,321
Work-in-process	31,646	30,086
Finished goods	39,490	43,230
Total inventories	$135,067	$132,637

Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2018 to June 30, 2019 by operating segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2018	$51,693	$142,589	$68,379	$2,224	$264,885
Foreign currency translation adjustment	—	(538)	(543)	—	(1,081)
June 30, 2019	$51,693	$142,051	$67,836	$2,224	$263,804

Other Intangible Assets
The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of June 30, 2019 and December 31, 2018 by classification type, were as follows:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$149,496	$34,508	$114,988	$149,753	$30,078	$119,675
Technology	81,273	41,943	39,330	81,535	38,624	42,911
Trademarks and trade names	11,995	3,779	8,216	12,019	3,213	8,806
Covenants not to compete	1,340	377	963	1,340	249	1,091
Total definite-lived other intangible assets	244,104	80,607	163,497	244,647	72,164	172,483
Indefinite-lived other intangible asset	4,488	—	4,488	4,525	—	4,525
Total other intangible assets	$248,592	$80,607	$167,985	$249,172	$72,164	$177,008

In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and six months ended June 30, 2019 was approximately $4.4 million and $8.9 million, respectively. Amortization expense for the three and six months ended June 30, 2018 was approximately $3.8 million and $7.7 million, respectively. The estimated future amortization expense is $8.9 million for the remainder of 2019 and $14.6 million, $13.8 million, $13.3 million and $12.7 million for 2020, 2021, 2022 and 2023, respectively.
The weighted average amortization period as of June 30, 2019, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.4 years
Technology	4.2 years
Trademarks and trade names	4.9 years
Covenants not to compete	1.8 years
Total definite-lived other intangible assets	6.5 years

Note 8 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income	$24,293	$17,329	$52,692	$43,465
Denominator:
Weighted-average shares outstanding - basic	18,568	18,389	18,562	18,338
Effect of dilutive shares	162	271	149	297
Weighted-average shares outstanding - diluted	18,730	18,660	18,711	18,635
Basic earnings per share	$1.31	$0.94	$2.84	$2.37
Diluted earnings per share	$1.30	$0.93	$2.82	$2.33

Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended June 30, 2019 and 2018, 6,256 shares and 27,145 shares were excluded, respectively.
Note 9 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2019, we had performance-based restricted stock units from 2019, 2018 and 2017 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
Below are the assumptions used in the Monte Carlo calculation on the respective grant dates for awards granted in 2019 and 2018:

	June 3, 2019	February 7, 2019	September 17, 2018	February 8, 2018
Expected volatility	39.7%	36.7%	36.6%	34.8%
Expected term (in years)	2.6	2.9	3.0	3.0
Risk-free interest rate	1.78%	2.43%	2.85%	2.28%

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

The following table summarizes the change in number of performance-based restricted stock units outstanding for the six months ended June 30, 2019:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2018	142,434
Awards granted	111,087
Stock issued	(131,650)
Awards forfeited	(11,549)
Awards outstanding as of June 30, 2019	110,322

We recognized $1.1 million and $2.0 million of compensation expense for performance-based restricted stock units during the three and six months ended June 30, 2019, respectively. We recognized $0.8 million and $1.8 million of compensation expense for performance-based restricted stock units during the three and six months ended June 30, 2018, respectively.
Time-Based Restricted Stock Units
As of June 30, 2019, we had time-based restricted stock unit awards from 2019, 2018, 2017 and 2016 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2019 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2018	117,476
Awards granted	59,561
Stock issued	(64,536)
Awards forfeited	(7,596)
Awards outstanding as of June 30, 2019	104,905

We recognized $1.4 million and $2.9 million of compensation expense for time-based restricted stock units during the three and six months ended June 30, 2019, respectively. We recognized $1.3 million and $2.9 million of compensation expense for time-based restricted stock units during the three and six months ended June 30, 2018, respectively.
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
The following table summarizes the change in number of deferred stock units outstanding during the six months ended June 30, 2019:

Deferred Stock Units
Awards outstanding as of December 31, 2018	8,400
Awards granted	5,950
Stock issued	(7,200)
Awards outstanding as of June 30, 2019	7,150

We recognized $1.1 million of compensation expense related to deferred stock units for the three and six months ended June 30, 2019, and $0.9 million of compensation expense for the three and six months ended June 30, 2018.

Stock Options
Stock options have been granted under various equity compensation plans. The maximum contractual term for all options is normally 10 years. All outstanding options are fully vested and exercisable. We have not granted any stock options since the first quarter of 2012.
During the six months ended June 30, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.1 million, and the total amount of cash received from the exercise of these options was $0.3 million.
A summary of the activity under our stock option plans for the six months ended June 30, 2019 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, vested and exercisable as of December 31, 2018	10,950	$31.99	2.0	$734,469
Options exercised	(10,000)	$32.74
Options expired	(300)	$23.86
Options outstanding, vested and exercisable as of June 30, 2019	650	$24.20	0.6	$96,447

Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six-month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized an immaterial amount of equity compensation expense associated with the ESPP for each of the three- and six-month periods ended June 30, 2019 and 2018.
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
In 2018, we borrowed $82.5 million under our revolving credit facility to fund the acquisition of Griswold and an additional $20.0 million to fund the Rogers Corporation Defined Benefit Pension Plan (Merged Plan) as part of the proposed plan termination process.
Borrowings under the Third Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate (or the overnight bank funding rate, if greater) plus 50 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of June 30, 2019, the spread was 150.0 basis points.
We incurred interest expense on our outstanding debt of $2.1 million, and $1.1 million during the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $2.0 million during the six months ended June 30, 2019 and 2018, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Third Amended Credit Agreement, we are required to pay a quarterly fee of 20 to 30 basis points (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Third Amended Credit Agreement. We incurred immaterial unused commitment fees in each of the three- and six-month periods ended June 30, 2019 and 2018.

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
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement, and as of June 30, 2019 we had $195.5 million in outstanding borrowings under our revolving credit facility. However, we made discretionary principal payments totaling $33.0 million on our revolving credit facility during the six months ended June 30, 2019.
As of June 30, 2019, we had $1.4 million of outstanding line of credit issuance costs that will be amortized over the life of the Third Amended Credit Agreement. We recognized an immaterial amount of amortization expense for each of the three- and six-month periods ended June 30, 2019 and 2018, related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. For further information regarding the interest rate swap, refer to “Note 3 – Hedging Transactions and Derivative Financial Instruments.”
Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2019.
Note 11 - Leases
We have a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. Our finance lease obligation related to this facility was $4.8 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively. The finance lease right-of-use asset balance for this facility was $6.5 million and $6.7 million as of June 30, 2019 and December 31, 2018, respectively. All other finance lease obligations and finance lease right-of-use assets were cumulatively immaterial as of June 30, 2019 and December 31, 2018. Accumulated amortization related to our finance lease right-of-use assets was $3.7 million and $3.5 million as of June 30, 2019 and December 31, 2018, respectively.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2019 and 2018. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2019 and 2018. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three-and six-month periods ended June 30, 2019 and 2018.
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

The following table includes our expenses and payments for operating leases for the three and six months ended June 30, 2019:

(Dollars in thousands)	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating leases expense	775	1,493
Short-term leases expense	43	82
Payments on operating lease obligations	760	1,524

As of June 30, 2019 and December 31, 2018, our assets and liabilities balances related to finance and operating leases were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	June 30, 2019	December 31, 2018
Finance lease right-of-use assets	Property, plant and equipment, net	$6,529	$6,750
Operating lease right-of-use assets	Other long-term assets	$6,285	$—

Finance lease obligations, current portion	Other accrued liabilities	$420	$420
Finance lease obligations, non-current portion	Other long-term liabilities	$4,394	$4,629
Total finance lease obligations		$4,814	$5,049

Operating lease obligations, current portion	Other accrued liabilities	$2,594	$—
Operating lease obligations, non-current portion	Other long-term liabilities	$3,710	$—
Total operating lease obligations		$6,304	$—

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2019:

(Dollars in thousands)	Finance	Operating
	Leases	Leases Signed	Less: Leases Not Yet Commenced	Leases
2019	$278	$1,478	$—	$1,478
2020	521	2,713	—	2,713
2021	4,238	1,589	—	1,589
2022	—	822	—	822
2023	—	229	—	229
Thereafter	—	30	—	30
Total Lease Payments	5,037	6,861	—	6,861
Less: Interest	(223)	(557)	—	(557)
Present Value of Net Future Minimum Lease Payments	$4,814	$6,304	$—	$6,304

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	2.0 years	2.7 years
Weighted Average Discount Rate	2.55%	6.09%

Transition
We adopted Accounting Standards Codification (ASC) 842, Leases, in the first quarter of 2019 using the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative periods. The guidance was applied to all leases that were not completed at the date of implementation. The adoption primarily affected our condensed consolidated statements of financial position through the recognition of $6.2 million of operating lease right-of-use assets and $6.2 million of operating lease obligations, as well as an immaterial impact to retained earnings, as of January 1, 2019. We recognized an additional $0.1 million of operating lease right-

of-use assets and $0.1 million operating lease obligations during the three months ended June 30, 2019. We recognized an additional $0.8 million of operating lease right-of-use assets and $0.8 million operating lease obligations during the six months ended June 30, 2019. The total operating lease right-of use assets and operating lease obligations recognized was $7.0 million and $7.0 million, respectively.
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
Note 12 – Pension Benefits and Other Postretirement Benefit Plans
As of June 30, 2019, we had two qualified noncontributory defined benefit pension plans: 1) the Rogers Corporation Employees’ Pension Plan (the Union Plan) and 2) the Rogers Corporation Defined Benefit Pension Plan for (i) all other U.S. employees hired before December 31, 2007 who are salaried employees or non-union hourly employees and (ii) employees of the acquired Arlon business (the Merged Plan).
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
Pension Plan Proposed Termination
The Company currently intends to terminate the Merged Plan and has received a determination letter from the Internal Revenue Service (IRS). On June 10, 2019, the Company amended the Plan to (a) terminate the Plan (subject to discretionary approval by the Company’s Chief Executive Officer) and (b) add a lump sum distribution option in connection with the termination of the Plan, if approved. The Company plans to provide participants an option to elect either a lump sum distribution or an annuity. One or more group annuity contracts with one or more insurance companies will be purchased to settle our obligations for those participants who do not receive a lump sum. The Merged Plan is fully-funded on a GAAP basis, however, in order to terminate the plan in accordance with IRS and Pension Benefit Guaranty Corporation requirements, the Company will be required to contribute additional assets, if necessary, to settle all of the Merged Plan’s obligations. The amount necessary to do so is not yet known. In addition, the Company expects to record a pension settlement charge at plan termination. This settlement charge will include, as a non-cash charge, the immediate recognition into expense of the unrecognized losses within accumulated other comprehensive loss on the statement of financial position as of the plan termination date. The Company does not have a current estimate of these future charges, however, the pre-tax accumulated other comprehensive loss related to the Merged Plan was approximately $47 million as of June 30, 2019. We currently estimate that if the plan termination is approved by the Chief Executive Officer, it will be completed during the second half of 2019, when lump sum distributions are expected to occur and one or more annuity contracts are expected to be purchased. At this time, there are no plans to terminate the Union Plan.

Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

	Pension Benefits				Retirement Health and Life Insurance Benefits
(Dollars in thousands)	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$18	$17	$36	$38
Interest cost	1,785	1,692	3,569	3,372	15	16	30	31
Expected return of plan assets	(2,192)	(2,164)	(4,384)	(4,333)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(253)	(400)	(506)	(801)
Amortization of net loss	456	457	910	913	—	—	—	—
Net periodic cost (benefit)	$49	$(15)	$95	$(48)	$(220)	$(367)	$(440)	$(732)

Employer Contributions
There were no required contributions to our qualified defined benefit pension plans for the three- or six-month periods ended June 30, 2019 and 2018, and we are not required to make additional contributions to these plans for the remainder of 2019. No voluntary contributions were made to our qualified defined benefit pension plans for each of the three- and six-month periods ended June 30, 2019 and 2018.
As there is no funding requirement for the Nonqualified Plans or the Retiree Health and Life Insurance benefit plans, we fund the amount of benefit payments made during the year, which were immaterial for each of the three- and six-month periods ended June 30, 2019 and 2018.
Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred an immaterial amount of aggregate remediation costs through June 30, 2019, and the accrual for future remediation efforts is $1.6 million.
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
The following table summarizes the change in number of asbestos claims outstanding during the six months ended June 30, 2019:

Asbestos Claims
Claims outstanding as of December 31, 2018	745
New claims filed	165
Pending claims concluded(1)	(106)
Claims outstanding as of June 30, 2019	804

(1)For the six months ended June 30, 2019, 98 claims were dismissed and 8 claims were settled. Settlements totaled approximately $0.7 million for the six months ended June 30, 2019.

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
To date, the defense and settlement costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured defense, indemnity and settlement costs, and we incurred an immaterial amount of expenses for each of the three- and six-month periods ended June 30, 2019 and 2018, respectively, related primarily to such costs.
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
As of June 30, 2019 and December 31, 2018, our projected asbestos-related claims and insurance receivables were as follows:

(Dollars in millions)	June 30, 2019	December 31, 2018
Asbestos-related claims	$70.8	$70.3
Asbestos-related insurance receivables	$64.4	$63.8

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
Note 14 – Income Taxes
Our effective income tax rate was 22.9% and 32.6% for the three months ended June 30, 2019 and 2018, respectively. The decrease from the second quarter of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018, changes in valuation allowance related to R&D credits and a lower tax impact on unremitted foreign earnings and profits. Our effective income tax rate was 18.5% and 23.2% for the six months ended June 30, 2019 and 2018, respectively. The decrease from the first half of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018 and a lower tax impact on unremitted foreign earnings and profits, partially offset by a decrease in current year release of reserves for uncertain tax positions.
The total amount of unrecognized tax benefits as of June 30, 2019 was $9.8 million, of which $9.6 million would affect our effective tax rate if recognized. It is reasonably possible that approximately $1.4 million of our unrecognized tax benefits as of June 30, 2019 will reverse within the next 12 months.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2019, we had $0.6 million accrued for the payment of interest.

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
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended June 30, 2019
Net sales - recognized over time	$—	$2,965	$51,319	$4,313	$58,597
Net sales - recognized at a point in time	92,529	90,929	343	454	184,255
Total net sales	$92,529	$93,894	$51,662	$4,767	$242,852
Operating income	$18,458	$15,326	$(1,884)	$1,313	$33,213

Three Months Ended June 30, 2018
Net sales - recognized over time	$—	$907	$53,052	$4,616	$58,575
Net sales - recognized at a point in time	76,376	78,309	595	820	156,100
Total net sales	$76,376	$79,216	$53,647	$5,436	$214,675
Operating income	$10,594	$8,421	$4,239	$1,970	$25,224

Six Months Ended June 30, 2019
Net sales - recognized over time	$—	$5,971	$110,921	$8,917	$125,809
Net sales - recognized at a point in time	172,999	180,685	555	2,602	356,841
Total net sales	$172,999	$186,656	$111,476	$11,519	$482,650
Operating income	$31,522	$28,757	$2,383	$3,351	$66,013

Six Months Ended June 30, 2018
Net sales - recognized over time	$—	$1,941	$110,451	$9,265	$121,657
Net sales - recognized at a point in time	149,831	155,358	909	1,531	307,629
Total net sales	$149,831	$157,299	$111,360	$10,796	$429,286
Operating income	$18,496	$22,581	$11,260	$3,932	$56,269

Information relating to our segment operations by geographic area for the three months ended June 30, 2019 and 2018 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
June 30, 2019
United States	$16,272	$41,370	$8,208	$1,079	$66,929
Other Americas	1,039	2,190	229	206	3,664
Total Americas	17,311	43,560	8,437	1,285	70,593
China	49,333	23,846	11,283	953	85,415
Other APAC	17,026	15,534	6,625	760	39,945
Total APAC	66,359	39,380	17,908	1,713	125,360
Germany	3,951	3,471	14,305	130	21,857
Other EMEA	4,908	7,483	11,012	1,639	25,042
Total EMEA	8,859	10,954	25,317	1,769	46,899
Total net sales	$92,529	$93,894	$51,662	$4,767	$242,852
June 30, 2018
United States	$14,447	$35,777	$8,279	$866	$59,369
Other Americas	758	2,179	323	725	3,985
Total Americas	15,205	37,956	8,602	1,591	63,354
China	32,032	24,071	8,940	1,410	66,453
Other APAC	18,588	8,324	7,092	649	34,653
Total APAC	50,620	32,395	16,032	2,059	101,106
Germany	4,823	2,595	16,524	163	24,105
Other EMEA	5,728	6,270	12,489	1,623	26,110
Total EMEA	10,551	8,865	29,013	1,786	50,215
Total net sales	$76,376	$79,216	$53,647	$5,436	$214,675

(1)	Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

Information relating to our segment operations by geographic area for the six months ended June 30, 2019 and 2018 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
June 30, 2019
United States	$29,343	$84,835	$15,685	$2,369	$132,232
Other Americas	1,791	4,273	249	397	6,710
Total Americas	31,134	89,108	15,934	2,766	138,942
China	91,822	46,265	22,347	3,466	163,900
Other APAC	31,167	30,022	11,963	1,569	74,721
Total APAC	122,989	76,287	34,310	5,035	238,621
Germany	8,423	6,907	36,252	276	51,858
Other EMEA	10,453	14,354	24,980	3,442	53,229
Total EMEA	18,876	21,261	61,232	3,718	105,087
Total net sales	$172,999	$186,656	$111,476	$11,519	$482,650
June 30, 2018
United States	$26,725	$73,469	$16,857	$2,123	$119,174
Other Americas	1,584	3,980	681	555	6,800
Total Americas	28,309	77,449	17,538	2,678	125,974
China	65,539	44,865	18,362	2,727	131,493
Other APAC	33,926	17,484	13,543	1,442	66,395
Total APAC	99,465	62,349	31,905	4,169	197,888
Germany	11,073	5,337	31,234	332	47,976
Other EMEA	10,984	12,164	30,683	3,617	57,448
Total EMEA	22,057	17,501	61,917	3,949	105,424
Total net sales	$149,831	$157,299	$111,360	$10,796	$429,286

(1)	Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
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
The Company did not have any contract liabilities as of June 30, 2019 or December 31, 2018.
The following table presents contract assets by operating segment as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Advanced Connectivity Solutions	$—	$—
Elastomeric Material Solutions	955	943
Power Electronics Solutions	22,652	19,738
Other	1,966	2,047
Total contract assets	$25,573	$22,728

No impairment losses were recognized for each of the three- and six-month periods ended June 30, 2019 and 2018 on any receivables or contract assets arising from our contracts with customers.
Note 17 – Restructuring and Impairment Charges
In 2018, we made the decision to consolidate our Santa Fe Springs, California operations into the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recorded $0.1 million and $0.9 million of expense for the three and six months ended

June 30, 2019, respectively, related to the facility consolidation. We recorded $0.5 million of expense related to this project in the three and six months ended June 30, 2018, respectively. The fair value of the total severance benefits paid in connection with the facility consolidation was $0.5 million. The total severance costs were expensed ratably over the required service period for the affected employees. All severance expenses were recorded as of December 31, 2018, and the final severance payments were made in the first quarter of 2019.
The following table presents severance activity related to the facility consolidation for the six months ended June 30, 2019:

(Dollars in thousands)	Severance Related to Facility Consolidation
Balance as of December 31, 2018	$523
Provisions	—
Payments	(523)
Balance as of June 30, 2019	$—

We recognized $0.9 million and $1.0 million in impairment charges on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition for the three and six months ended June 30, 2019, respectively.
Note 18 – Supplemental Financial Information
The components of “Other operating (income) expense, net” are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gain from antitrust litigation settlement	$—	$—	$—	$(3,591)
Loss (gain) on sale of property, plant and equipment	3	(383)	276	(383)
Lease income	(329)	—	(876)	—
Depreciation on leased assets	366	—	1,551	—
Total other operating (income) expense, net	$40	$(383)	$951	$(3,974)

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
We recognized lease income of approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively, as well as approximately $0.4 million and $1.6 million of related depreciation on leased assets for the three and six months ended June 30, 2019, respectively, in connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allowed for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this standard on January 1, 2019 using the optional transition method. The Company elected to use the practical expedients that allow us to carry forward the historical lease classification. For additional information regarding the impact of the adoption of this standard, refer to “Note 11 - Leases.”
Note 20 – Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. No share repurchases were made during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million. As of June 30, 2019, $49.0 million remained of our $100.0 million share repurchase program.

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

•
the ongoing trade policy dispute between the United States and China, as well as adverse changes in trade policy, tariff regulation or other trade restrictions, including trade restrictions on Huawei Technologies Co., Ltd.;

•	fluctuations in foreign currency exchange rates;

•	our ability to develop innovative products and the extent to which they are incorporated into end-user products and systems;

•	the extent to which end-user products and systems incorporating our products achieve commercial success;

•	the ability of our sole or limited source suppliers to deliver certain key raw materials, including commodities, to us in a timely and cost-effective manner;

•	intense global competition affecting both our existing products and products currently under development;

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
Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced connectivity and advanced mobility. More specifically, the key trends currently affecting our business include the increasing use of advanced driver assistance systems (ADAS) and increasing electrification of automotive vehicles, including electric and hybrid electric vehicles (EV/HEV), in the automotive industry and new technology adoption in the telecommunications industry, including next generation wireless infrastructure. In addition to our focus on advanced mobility and advanced connectivity in the automotive and telecommunications industries, we sell into a variety of other end markets including renewable energy, consumer electronics, aerospace and defense and diverse general industrial applications.
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
Results of Operations
In the second quarter of 2019 as compared to the second quarter of 2018, our net sales increased 13.1% to $242.9 million, gross margin decreased approximately 40 basis points to 35.3%, and operating margin increased approximately 200 basis points to 13.7%. In the first half of 2019 as compared to the first half of 2018, our net sales increased 12.4% to $482.7 million, gross margin decreased approximately 20 basis points to 35.5%, and operating margin increased approximately 60 basis points to 13.7%.
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	35.3%	35.7%	35.5%	35.7%

Selling, general and administrative expenses	18.0%	19.8%	18.0%	19.4%
Research and development expenses	3.2%	4.1%	3.2%	3.9%
Restructuring and impairment charges	0.4%	0.3%	0.4%	0.2%
Other operating (income) expense, net	0.1%	(0.2)%	0.3%	(0.9)%
Operating income	13.7%	11.7%	13.7%	13.1%

Equity income in unconsolidated joint ventures	0.7%	0.8%	0.5%	0.7%
Other income (expense), net	(0.6)%	—%	—%	—%
Interest expense, net	(0.8)%	(0.5)%	(0.8)%	(0.6)%
Income before income tax expense	13.0%	12.0%	13.4%	13.2%

Income tax expense	3.0%	3.9%	2.5%	3.1%

Net income	10.0%	8.1%	10.9%	10.1%

Net Sales and Gross Margin
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Net sales	$242,852	$214,675	13.1%	$482,650	$429,286	12.4%
Net sales increased by 13.1% in the second quarter of 2019 compared to the second quarter of 2018. Our ACS and EMS operating segments had net sales increases of 21.1% and 18.5%, respectively, partially offset by a net sales decreases in our PES operating segment of 3.7%. The increase in net sales was driven in part by net sales of $7.3 million, or 3.4%, related to our acquisition of Griswold LLC (Griswold) in July 2018. Net sales were favorably impacted by higher net sales in both 5G and 4G wireless infrastructure, as well as automotive radar and portable electronics applications in our ACS operating segment, higher net sales in portable electronics, mass transit and automotive applications in our EMS operating segment. This increase was partially offset by an unfavorable foreign currency impact of $8.1 million, or 3.8%, due to the depreciation in value of the Euro, Renminbi and Korean Won relative to the U.S. dollar.
Net sales increased by 12.4% in the first half of 2019 compared to the first half of 2018. Our ACS and EMS operating segments had net sales increases of 15.5% and 18.7%, respectively. The increase in net sales was driven in part by net sales of $15.0 million, or 3.5%, related to our acquisition of Griswold in July 2018. Net sales were favorably impacted by higher net sales in 5G wireless infrastructure, as well as aerospace and defense, automotive radar and portable electronics applications in our ACS operating segment, higher net sales in portable electronics, mass transit and automotive applications in our EMS operating segment. This increase was partially offset by an unfavorable foreign currency impact of $14.2 million, or 3.3%, due to the depreciation in value of the Euro, Renminbi and Korean Won relative to the U.S. dollar.
Gross margin as a percentage of net sales decreased approximately 40 basis points to 35.3% in the second quarter of 2019 compared to 35.7% in the second quarter of 2018. Gross margin in the second quarter of 2019 was negatively impacted by lower net sales, productivity challenges and unfavorable absorption of fixed costs in our PES operating segment, as well as an increase in freight expenses, including tariffs and duties, incurred by our ACS and EMS operating segments. This was partially offset by higher net sales, favorable product mix and productivity improvements in our ACS and EMS operating segments, as well as increased asset utilization in our ACS operating segment.
Gross margin as a percentage of net sales decreased approximately 20 basis points to 35.5% in the first half of 2019 compared to 35.7% in the first half of 2018. Gross margin in the second quarter of 2019 was negatively impacted by lower net sales, productivity challenges, increased freight expenses and unfavorable absorption of fixed costs in our PES operating segment, as well as an increase in freight expenses, including tariffs and duties, incurred by our ACS and EMS operating segments. This was partially offset by higher net sales, favorable product mix, increased absorption of fixed overhead costs and productivity improvements in our ACS and EMS operating segments and increased asset utilization in our ACS operating segment, as well as the resolution of certain process issues that had negatively impacted gross margin in the first half of 2018.

Selling, General and Administrative Expenses
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Selling, general and administrative expenses	$43,649	$42,540	2.6%	$86,901	$83,137	4.5%
Percentage of net sales	18.0%	19.8%		18.0%	19.4%
Selling, general and administrative (SG&A) expenses increased 2.6% in the second quarter of 2019 from the second quarter of 2018, primarily due to a $2.7 million increase in total compensation and benefits, a $0.6 million increase in other intangible assets amortization, most of which was related to our acquisition of Griswold, and a $0.3 million increase in other SG&A expenses related to Griswold. This was partially offset by a $2.4 million decrease in professional service costs.
SG&A expenses increased 4.5% in the first half of 2019 from the first half of 2018, primarily due to a $3.6 million increase in total compensation and benefits, a $1.2 million increase in other intangible assets amortization, most of which was related to our acquisition of Griswold, and a $0.7 million increase in other SG&A expenses related to Griswold. This was partially offset by a $2.5 million decrease in professional service costs.

Research and Development Expenses
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Research and development expenses	$7,843	$8,750	(10.4)%	$15,452	$16,884	(8.5)%
Percentage of net sales	3.2%	4.1%		3.2%	3.9%
R&D expenses decreased 10.4% in the second quarter of 2019 from the second quarter of 2018, due to lower compensation and benefits costs. R&D expenses decreased 8.5% in the first half of 2019 from the first half of 2018, due to the timing of new product initiatives and lower compensation and benefits costs.

Restructuring and Impairment Charges and Other Operating Expenses (Income), Net
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Restructuring and impairment charges	$1,083	$541	100.2%	$1,905	$963	97.8%
Other operating (income) expense, net	40	(383)	(110.4)%	951	(3,974)	(123.9)%
We incurred restructuring charges associated with the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona and the consolidation of our Santa Fe Springs, California operations with the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recognized $0.1 million of restructuring charges associated with the facility consolidation in the second quarter of 2019, and $0.6 million of restructuring charges related to the global headquarters relocation and facility consolidation in the second quarter of 2018. We recognized $0.9 million of restructuring charges associated with the facility consolidation in the first half of 2019 and $1.0 million of restructuring charges related to the headquarters relocation and facility consolidation in the first half of 2018. Additionally, we recognized $0.9 million and $1.0 million in impairment charges on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition for three and six months ended June 30, 2019, respectively.
With respect to other operating (income) expense, net, in connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018, we recognized lease income and related depreciation on leased assets of approximately $0.3 million and $0.4 million, respectively, in the second quarter of 2019, and approximately $0.9 million and $1.6 million, respectively, in the first half of 2019. In the first half of 2018, we recognized a $3.6 million gain from the settlement of antitrust litigation in other operating income.
If termination of the Merged Plan is approved by the Chief Executive Officer, the Company expects to record a pension settlement charge at plan termination, which will include, as a non-cash charge, the immediate recognition into expense of the unrecognized losses within accumulated other comprehensive loss on the statement of financial position as of the plan termination date. The Company does not have a current estimate of these future charges, however, the pre-tax accumulated other comprehensive loss related to the Merged Plan was approximately $47 million as of June 30, 2019.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Equity income in unconsolidated joint ventures	$1,742	$1,804	(3.4)%	$2,579	$2,811	(8.3)%
As of June 30, 2019, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 3.4% in the second quarter of 2019 from the second quarter of 2018, and decreased 8.3% in the first half of 2019 from the first half of 2018. The decrease, on both a quarter-to-date and year-to-date basis, was due to lower net sales for RIC and RIS in portable electronics applications and unfavorable foreign currency impacts on RIS.

Other Income (Expense), Net
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Other income (expense), net	$(1,401)	$(34)	4,020.6%	$3	$32	(90.6)%
Other income (expense), net decreased to $1.4 million in the second quarter of 2019 from a nominal amount of expense and income in the second quarter and first half of 2018, respectively. The decrease was due to unfavorable impacts from our copper derivative contracts and foreign currency transactions.

Interest Expense, Net
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Interest expense, net	$(2,038)	$(1,292)	57.7%	$(3,976)	$(2,503)	58.8%
Interest expense, net, increased by 57.7% in the second quarter of 2019 from the second quarter of 2018, and increased by 58.8% in the first half of 2019 from the first half of 2018, due to a higher average outstanding balance on our revolving credit facility. This is a result of borrowings under our revolving credit facility during the third quarter of 2018 to fund the acquisition of Griswold and our voluntary pension contribution in connection with the proposed plan termination process, partially offset by $33.0 million of discretionary principal payments on our revolving credit facility in the first half of 2019.

Income Taxes
	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Income tax expense	$7,223	$8,373	(13.7)%	$11,927	$13,144	(9.3)%
Effective tax rate	22.9%	32.6%		18.5%	23.2%
Our effective income tax rate was 22.9% and 32.6% for the three months ended June 30, 2019 and 2018, respectively. The decrease from the second quarter of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018, changes in valuation allowance related to R&D credits and a lower tax impact on unremitted foreign earnings and profits. Our effective income tax rate was 18.5% and 23.2% for the six months ended June 30, 2019 and 2018, respectively. The decrease from the first half of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018 and a lower tax impact on unremitted foreign earnings and profits, partially offset by a decrease in current year release of reserves for uncertain tax positions.
Operating Segment Net Sales and Operating Income
Advanced Connectivity Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$92,529	$76,376	$172,999	$149,831
Operating income	$18,458	$10,594	$31,522	$18,496
Our ACS operating segment designs, develops, manufactures and sells circuit materials and solutions enabling high-performance and high-reliability connectivity for applications in wireless infrastructure (e.g., power amplifiers, antennas, small cells and distributed antenna systems), automotive (e.g., active safety, advanced driver assistance systems, telematics and thermal management), aerospace and defense, connected devices (e.g., mobile internet devices and Internet of Things), wired infrastructure (e.g., computing and IP infrastructure) and consumer electronics. In August 2018, we purchased assets from Isola to expand capacity in our ACS operating segment in an effort to prepare for potential demand from our 5G customers.
Q2 2019 versus Q2 2018
ACS net sales increased by 21.1% in the second quarter of 2019 compared to the second quarter of 2018. The increase in net sales over the second quarter of 2018 was primarily driven by higher net sales in both 5G and 4G wireless infrastructure, as well as automotive radar and portable electronics applications. Net sales were unfavorably impacted by $2.5 million, or 3.3%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.

Operating income increased by 74.2% in the second quarter of 2019 from the second quarter of 2018. As a percentage of net sales, operating income in the second quarter of 2019 was 19.9%, an approximately 600 basis point increase as compared to the 13.9% reported in the second quarter of 2018. The increase in operating income was primarily due to higher net sales, favorable product mix, productivity improvements and increased asset utilization, partially offset by an increase in freight expenses, including tariffs and duties, incurred and a $0.9 million in impairment charges on certain assets in connection with the Isola asset acquisition.
YTD 2019 versus YTD 2018
ACS net sales increased by 15.5% in the first half of 2019 compared to the first half of 2018. The increase in net sales over the first half of 2018 was primarily driven by higher net sales in 5G wireless infrastructure, as well as aerospace and defense, automotive radar and portable electronics applications. Net sales were unfavorably impacted by $4.3 million, or 2.9%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income increased by 70.4% in the first half of 2019 from the first half of 2018. As a percentage of net sales, operating income in the first half of 2019 was 18.2%, an approximately 590 basis point increase as compared to the 12.3% reported in the first half of 2018. The increase in operating income was primarily due to higher net sales, favorable product mix, productivity improvements and increased asset utilization, as well as the resolution of certain process issues that had negatively impacted gross margin in the first half of 2018, partially offset by an increase in freight expenses, including tariffs and duties, incurred and a $1.0 million in impairment charges on certain assets in connection with the Isola asset acquisition.
Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$93,894	$79,216	$186,656	$157,299
Operating income	$15,326	$8,421	$28,757	$22,581
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
Q2 2019 versus Q2 2018
EMS net sales increased by 18.5% in the second quarter of 2019 compared to the second quarter of 2018. The increase in net sales over the second quarter of 2018 was primarily driven by net sales related to our acquisition of Griswold of $7.3 million, or 9.2%, along with higher net sales in portable electronics, mass transit and automotive applications. Net sales were unfavorably impacted by $2.2 million, or 2.7%, due to the depreciation in value of the Euro, Renminbi and Korean Won relative to the U.S. dollar.
Operating income increased by 82.0% in the second quarter of 2019 from the second quarter of 2018. As a percentage of net sales, second quarter of 2019 operating income was 16.3%, an approximately 570 basis point increase as compared to the 10.6% reported in the second quarter of 2018. The increase in operating income was primarily due to higher net sales, favorable product mix and productivity improvements, partially offset by an increase in freight expenses incurred.
YTD 2019 versus YTD 2018
EMS net sales increased by 18.7% in the first half of 2019 compared to the first half of 2018. The increase in net sales over the first half of 2018 was primarily driven by net sales related to our acquisition of Griswold of $15.0 million, or 9.6%, along with higher net sales in portable electronics, mass transit and automotive applications. Net sales were unfavorably impacted by $3.7 million, or 2.3%, due to the depreciation in value of the Euro, Renminbi and Korean Won relative to the U.S. dollar.
Operating income increased by 27.4% in the first half of 2019 from the first half of 2018. As a percentage of net sales, first half of 2019 operating income was 15.4%, an approximately 100 basis point increase as compared to the 14.4% reported in the first half of 2018. The increase in operating income was primarily due to higher net sales, favorable product mix and productivity improvements, partially offset by the non-recurring $3.6 million gain from the settlement of antitrust litigation in the first half of 2018, as well as an increase in freight expenses incurred.

Power Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$51,662	$53,647	$111,476	$111,360
Operating income (loss)	$(1,884)	$4,239	$2,383	$11,260
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
Q2 2019 versus Q2 2018
PES net sales decreased by 3.7% in the second quarter of 2019 from the second quarter of 2018. The decrease in net sales over the second quarter of 2018 was primarily driven by lower net sales in industrial applications, partially offset by higher net sales in mass transit applications. Net sales were impacted by unfavorable currency fluctuations of $3.2 million, or 6.0%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income decreased by 144.4% in the second quarter of 2019 from the second quarter of 2018. As a percentage of net sales, second quarter of 2019 operating loss was 3.6%, an approximately 1,150 basis point decrease as compared to the 7.9% for operating income reported in the second quarter of 2018. The decrease in operating income was primarily due to productivity challenges, unfavorable absorption of fixed overhead costs and lower net sales.
YTD 2019 versus YTD 2018
PES net sales increased by 0.1% in the first half of 2019 compared to the first half of 2018. The increase in net sales over the first half of 2018 was primarily driven by higher net sales in mass transit applications, partially offset by lower net sales in industrial, vehicle electrification and renewable energy applications. Net sales were impacted by unfavorable currency fluctuations of $6.0 million, or 5.4%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income decreased by 78.8% in the first half of 2019 from the first half of 2018. As a percentage of net sales, first half of 2019 operating income was 2.1%, an approximately 800 basis point decrease as compared to the 10.1% reported in the first half of 2018. The decrease in operating income was primarily due to productivity challenges, unfavorable absorption of fixed overhead costs, higher fixed overhead expenses and increased freight expenses.
Other

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$4,767	$5,436	$11,519	$10,796
Operating income	$1,313	$1,970	$3,351	$3,932
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
Q2 2019 versus Q2 2018
Net sales in this segment decreased by 12.3% in the second quarter of 2019 from the second quarter of 2018. The decrease in net sales over the second quarter of 2018 was primarily driven by weaker demand in the ECD business, as well as an unfavorable foreign currency impact of $0.2 million.
Operating income decreased 33.4% in the second quarter of 2019 compared to the second quarter of 2018. This decrease in operating income was primarily driven by lower net sales and unfavorable product mix. As a percentage of net sales, second quarter of 2019 operating income was 27.5%, an approximately 870 basis point decrease as compared to the 36.2% reported in the second quarter of 2018.

YTD 2019 versus YTD 2018
Net sales in this segment increased by 6.7% in the first half of 2019 from the first half of 2018. The increase in net sales over the first half of 2018 was primarily driven by a last-time buy in the Durel business, partially offset by weaker demand in the ECD business and an unfavorable foreign currency impact of $0.3 million.
Operating income decreased 14.8% in the first half of 2019 compared to the first half of 2018. This decrease in operating income was primarily driven by unfavorable absorption of fixed overhead costs and unfavorable product mix, partially offset by higher net sales. As a percentage of net sales, first half of 2019 operating income was 29.1%, an approximately 730 basis point decrease as compared to the 36.4% reported in the first half of 2018.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	June 30, 2019	December 31, 2018
United States	$39,240	$41,833
Europe	32,613	31,244
Asia	101,215	94,661
Total cash and cash equivalents	$173,068	$167,738
Approximately $133.8 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2019. The Company did not make any changes in the first half of 2019 to its position on the permanent reinvestment of its earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Key Financial Position Accounts:
Cash and cash equivalents	$173,068	$167,738
Accounts receivable, net	$156,924	$144,623
Contract assets	$25,573	$22,728
Inventories	$135,067	$132,637
Borrowings under revolving credit facility	$195,482	$228,482
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2018 to June 30, 2019 were as follows:

•
Accounts receivable, net increased 8.5% to $156.9 million as of June 30, 2019, from $144.6 million as of December 31, 2018. The increase from year-end was primarily due to higher net sales at the end of the second quarter of 2019 compared to at the end of the 2018.

•
Contract assets increased 12.5% to $25.6 million as of June 30, 2019, from $22.7 million as of December 31, 2018, as a result of an increase in no-alternative-use inventory, mainly attributable to the increase in demand over the first six months of 2019 in our PES operating segment.

•
Inventories increased 1.8% to $135.1 million as of June 30, 2019, from $132.6 million as of December 31, 2018, primarily driven by build-up of raw materials in our PES operating segment due to reduced volume in the second quarter.

•
Borrowings under revolving credit facility decreased 14.4% to $195.5 million as of June 30, 2019, from $228.5 million as of December 31, 2018, as a result of $33.0 million of principal payments made in the first half of 2019.

(Dollars in thousands)	Three Months Ended
Key Cash Flow Measures:	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$67,501	$22,818
Net cash used in investing activities	(21,392)	(19,150)
Net cash used in financing activities	(39,699)	(8,461)
As of June 30, 2019, cash and cash equivalents were $173.1 million as compared to $167.7 million as of December 31, 2018, an increase of $5.3 million, or 3.2%. This increase was primarily due to cash flows generated by operations, largely offset by $24.0 million in capital expenditures, $33.0 million of principal payments made on our outstanding borrowings under our revolving credit facility and $7.4 million in tax payments related to net share settlement of equity awards.
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
All revolving loans under the Third Amended Credit Agreement are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement. As of June 30, 2019, we had $195.5 million in outstanding borrowings under our revolving credit facility.
Restrictions on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2019.
Contingencies
During the second quarter of 2019, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 13 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2019. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.

Item 4.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2019. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
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
Item 6.    Exhibits

List of Exhibits:

3.1	Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2	Amended and Restated Bylaws of Rogers Corporation, effective February 11, 2016, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016.

10.1	Rogers Corporation 2019 Long-Term Equity Compensation Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on May 14, 2019.

10.2	Form of Performance-Based Restricted Stock Award Agreement under the 2019 Plan, filed herewith.

10.3	Form of Time-Based Restricted Stock Unit Award Agreement under the 2019 Plan, filed herewith.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and June 30, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, (v) Notes to Condensed Consolidated Financial Statements and (vi) Cover Page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Michael M. Ludwig
Michael M. Ludwig
Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer
Dated: July 31, 2019