Form 10-Q
period 2019-09-30
ROGERS CORP
filed 2019-10-31
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of October 25, 2019 was 18,572,454.

ROGERS CORPORATION
FORM 10-Q

September 30, 2019

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
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$221,842	$226,863	$704,492	$656,149
Cost of sales	142,975	147,733	454,403	423,741
Gross margin	78,867	79,130	250,089	232,408

Selling, general and administrative expenses	40,448	39,943	127,349	123,080
Research and development expenses	7,830	7,630	23,282	24,514
Restructuring and impairment charges	580	1,052	2,485	2,015
Other operating (income) expense, net	124	863	1,075	(3,111)
Operating income	29,885	29,642	95,898	85,910

Equity income in unconsolidated joint ventures	1,498	1,642	4,077	4,453
Other income (expense), net	(918)	(680)	(915)	(647)
Interest expense, net	(1,747)	(2,000)	(5,723)	(4,503)
Income before income tax expense	28,718	28,604	93,337	85,213
Income tax expense	5,331	8,870	17,258	22,014
Net income	$23,387	$19,734	$76,079	$63,199

Basic earnings per share	$1.26	$1.07	$4.10	$3.44
Diluted earnings per share	$1.25	$1.06	$4.07	$3.39

Shares used in computing:
Basic earnings per share	18,581	18,403	18,569	18,360
Diluted earnings per share	18,724	18,678	18,715	18,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$23,387	$19,734	$76,079	$63,199

Foreign currency translation adjustment	(10,187)	(1,608)	(12,262)	(9,901)
Derivative instrument designated as cash flow hedge:
Change in unrealized gain (loss) before reclassifications, net of tax (Note 4)	(158)	263	(1,362)	1,416
Unrealized (gain) reclassified into earnings, net of tax (Note 4)	(32)	(52)	(188)	(108)
Pension and other postretirement benefits:
Amortization of loss, net of tax (Note 4)	172	44	485	131
Other comprehensive income (loss)	(10,205)	(1,353)	(13,327)	(8,462)
Comprehensive income	$13,182	$18,381	$62,752	$54,737

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$140,747	$167,738
Accounts receivable, less allowance for doubtful accounts of $1,353 and $1,354	138,532	144,623
Contract assets	24,070	22,728
Inventories	137,908	132,637
Prepaid income taxes	3,761	3,093
Asbestos-related insurance receivables, current portion	4,138	4,138
Other current assets	9,336	10,829
Total current assets	458,492	485,786
Property, plant and equipment, net of accumulated depreciation of $333,882 and $317,414	252,393	242,759
Investments in unconsolidated joint ventures	15,033	18,667
Deferred income taxes	12,166	8,236
Goodwill	260,552	264,885
Other intangible assets, net of amortization	162,939	177,008
Pension assets	20,236	19,273
Asbestos-related insurance receivables, non-current portion	60,247	59,685
Other long-term assets	7,660	3,045
Total assets	$1,249,718	$1,279,344
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$38,608	$40,321
Accrued employee benefits and compensation	31,722	30,491
Accrued income taxes payable	9,642	7,032
Asbestos-related liabilities, current portion	5,547	5,547
Other accrued liabilities	19,670	23,789
Total current liabilities	105,189	107,180
Borrowings under revolving credit facility	130,482	228,482
Pension and other postretirement benefits liabilities	1,739	1,739
Asbestos-related liabilities, non-current portion	65,104	64,799
Non-current income tax	9,296	8,418
Deferred income taxes	8,556	10,806
Other long-term liabilities	14,718	9,596
Commitments and contingencies (Note 13)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,572 and 18,395 shares issued and outstanding	18,572	18,395
Additional paid-in capital	135,761	132,360
Retained earnings	852,462	776,403
Accumulated other comprehensive loss	(92,161)	(78,834)
Total shareholders' equity	914,634	848,324
Total liabilities and shareholders' equity	$1,249,718	$1,279,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars and shares in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities:
Net income	$76,079	$63,199
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,176	35,320
Equity compensation expense	9,294	8,536
Deferred income taxes	(5,565)	(17)
Equity in undistributed income of unconsolidated joint ventures	(4,077)	(4,453)
Dividends received from unconsolidated joint ventures	5,375	4,431
Pension and other postretirement benefits	(503)	(1,193)
Asbestos-related charges	67	—
Loss (gain) on sale or disposal of property, plant and equipment	278	(161)
Impairment charges	1,537	477
Provision (benefit) for doubtful accounts	16	(264)
Changes in assets and liabilities:
Accounts receivable	3,668	(14,012)
Contract assets	(1,342)	(20,260)
Inventories	(7,788)	(11,840)
Pension and postretirement benefit contributions	(16)	(25,347)
Other current assets	641	146
Accounts payable and other accrued expenses	(2,552)	(4,354)
Other, net	3,384	3,216
Net cash provided by operating activities	115,672	33,424

Investing Activities:
Acquisition of business, net of cash received	—	(78,571)
Isola asset acquisition	—	(43,434)
Capital expenditures	(38,827)	(36,557)
Proceeds from the sale of property, plant and equipment, net	9	1,027
Return of capital from unconsolidated joint ventures	2,625	—
Net cash used in investing activities	(36,193)	(157,535)

Financing Activities:
Proceeds from borrowings under revolving credit facility	—	102,500
Repayment of debt principal and finance lease obligations	(98,294)	(1,046)
Payments of taxes related to net share settlement of equity awards	(7,309)	(6,492)
Proceeds from the exercise of stock options, net	344	734
Proceeds from issuance of shares to employee stock purchase plan	1,249	1,082
Share repurchases	—	(2,999)
Net cash (used in) provided by financing activities	(104,010)	93,779

Effect of exchange rate fluctuations on cash	(2,460)	(1,271)

Net decrease in cash and cash equivalents	(26,991)	(31,603)
Cash and cash equivalents at beginning of period	167,738	181,159
Cash and cash equivalents at end of period	$140,747	$149,556

Supplemental Disclosures:
Accrued capital additions	$1,999	$2,099
Cash paid during the year for:
Interest, net of amounts capitalized	$6,449	$4,662
Income taxes	$16,018	$23,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Capital Stock
Balance, beginning of period	$18,559	$18,380	$18,395	$18,255
Shares issued for vested restricted stock units, net of cancellations for tax withholding	2	2	139	115
Stock options exercised	1	1	11	19
Shares issued for employee stock purchase plan	8	6	15	12
Shares issued to directors	2	1	12	12
Shares repurchased	—	—	—	(23)
Balance, end of period	18,572	18,390	18,572	18,390
Additional Paid-In Capital
Balance, beginning of period	131,836	126,452	132,360	128,933
Shares issued for vested restricted stock units, net of cancellations for tax withholding	113	(67)	(7,448)	(6,607)
Stock options exercised	16	35	333	715
Shares issued for employee stock purchase plan	647	518	1,234	1,070
Shares issued to directors	(2)	(1)	(12)	(12)
Equity compensation expense	3,151	2,722	9,294	8,536
Shares repurchased	—	—	—	(2,976)
Balance, end of period	135,761	129,659	135,761	129,659
Retained Earnings
Balance, beginning of period	829,075	732,217	776,403	684,540
Net income	23,387	19,734	76,079	63,199
Cumulative-effect adjustment for lease accounting	—	—	(20)	—
Cumulative-effect adjustment of revenue recognition	—	—	—	4,212
Balance, end of period	852,462	751,951	852,462	751,951
Accumulated Other Comprehensive Loss
Balance, beginning of period	(81,956)	(72,264)	(78,834)	(65,155)
Other comprehensive income (loss)	(10,205)	(1,353)	(13,327)	(8,462)
Balance, end of period	(92,161)	(73,617)	(92,161)	(73,617)
Total Shareholders’ Equity	$914,634	$826,383	$914,634	$826,383

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
From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, include:

	Derivative Instruments at Fair Value as of September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$189	$—	$189
Copper derivative contracts	$—	$518	$—	$518
Interest rate swap	$—	$(1,524)	$—	$(1,524)

	Derivative Instruments at Fair Value as of December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency contracts	$—	$522	$—	$522
Copper derivative contracts	$—	$583	$—	$583
Interest rate swap	$—	$461	$—	$461

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

The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2019 and 2018, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge, and the hedge was highly effective.
Foreign Currency
During the three months ended September 30, 2019, we entered into Chinese Renminbi, Euro, Korean Won, and Japanese Yuan forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of September 30, 2019, the notional values of the remaining foreign currency forward contracts were:

Notional Values of Foreign Currency Derivatives
USD/CNY		$6,506,000
KRW/USD	₩	5,979,000,000

Commodity
As of September 30, 2019, we had 27 outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operating segments. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other income (expense), net” in our condensed consolidated statements of operations in the period in which the adjustment occurred. As of September 30, 2019, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
October 2019 - December 2019	195 metric tons per month
January 2020 - March 2020	202 metric tons per month
April 2020 - June 2020	202 metric tons per month
July 2020 - September 2020	201 metric tons per month
October 2020 - December 2020	201 metric tons per month

Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. For additional information regarding our revolving credit facility, refer to “Note 10 – Debt.”

Effects on Financial Statements

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the Period Ended September 30, 2019		Fair Values of Derivative Instruments as of September 30, 2019
		Gain (Loss)		Other Assets/ (Other Liabilities)(1)
	Location	Three Months Ended	Nine Months Ended
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$181	$(406)	$189
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(543)	$(1,008)	$518
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$(240)	$(1,985)	$(1,524)

(Dollars in thousands)		The Effect of Current Derivative Instruments on the Financial Statements for the Period Ended September 30, 2018		Fair Values of Derivative Instruments as of September 30, 2018
		Gain (Loss)		Other Assets/(Other Liabilities)(1)
	Location	Three Months Ended	Nine Months Ended
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$29	$(95)	$342
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other income (expense), net	$(453)	$(1,637)	$631
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$270	$1,669	$1,710

(1) All balances were recorded in the “Other current assets” or “Other accrued liabilities” line items in the consolidated statements of financial position, except the 2019 interest rate swap balance, which was recorded in the “Other long-term liabilities” line item in the condensed consolidated statements of financial position.

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2019 and 2018 were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2018	$(30,488)	$(48,700)	$354	$(78,834)
Other comprehensive income (loss) before reclassifications	(12,262)	—	(1,362)	(13,624)
Amounts reclassified from accumulated other comprehensive loss	—	485	(188)	297
Net current-period other comprehensive income (loss)	(12,262)	485	(1,550)	(13,327)
Balance as of September 30, 2019	$(42,750)	$(48,215)	$(1,196)	$(92,161)

Balance as of December 31, 2017	$(17,983)	$(47,198)	$26	$(65,155)
Other comprehensive income (loss) before reclassifications	(9,901)	—	1,416	(8,485)
Amounts reclassified from accumulated other comprehensive loss	—	131	(108)	23
Net current-period other comprehensive income (loss)	(9,901)	131	1,308	(8,462)
Balance as of September 30, 2018	$(27,884)	$(47,067)	$1,334	$(73,617)
(1) Net of tax benefits of $9,851 and $9,984 as of September 30, 2019 and December 31, 2018, respectively. Net of tax benefits of $9,523 and $9,563 as of September 30, 2018 and December 31, 2017, respectively.
(2) Net of tax benefits (expenses) of $329 and ($106) as of September 30, 2019 and December 31, 2018, respectively. Net of tax expenses of ($375) and ($15) as of September 30, 2018 and December 31, 2017, respectively.
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

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2018
Net sales	$226,863	$670,936
Net income	20,765	63,201

Note 6 – Inventories
Inventories are valued at the lower of cost or net realizable value. Inventories consisted of the following:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Raw materials	$67,150	$59,321
Work-in-process	32,247	30,086
Finished goods	38,511	43,230
Total inventories	$137,908	$132,637

Note 7 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill from December 31, 2018 to September 30, 2019 by operating segment, were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2018	$51,693	$142,589	$68,379	$2,224	$264,885
Foreign currency translation adjustment	—	(1,073)	(3,260)	—	(4,333)
September 30, 2019	$51,693	$141,516	$65,119	$2,224	$260,552

Other Intangible Assets
The gross carrying amount, accumulated amortization and net carrying amount of other intangible assets as of September 30, 2019 and December 31, 2018 by classification type, were as follows:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$148,800	$36,413	$112,387	$149,753	$30,078	$119,675
Technology	80,163	42,736	37,427	81,535	38,624	42,911
Trademarks and trade names	11,970	4,053	7,917	12,019	3,213	8,806
Covenants not to compete	1,340	441	899	1,340	249	1,091
Total definite-lived other intangible assets	242,273	83,643	158,630	244,647	72,164	172,483
Indefinite-lived other intangible asset	4,309	—	4,309	4,525	—	4,525
Total other intangible assets	$246,582	$83,643	$162,939	$249,172	$72,164	$177,008

In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense for the three and nine months ended September 30, 2019 was approximately $4.4 million and $13.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 was approximately $4.4 million and $12.1 million, respectively. The estimated future amortization expense is $4.4 million for the remainder of 2019 and $14.5 million, $13.8 million, $13.3 million and $12.7 million for 2020, 2021, 2022 and 2023, respectively.
The weighted average amortization period as of September 30, 2019, by definite-lived other intangible asset class, is presented in the table below:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	7.4 years
Technology	4.2 years
Trademarks and trade names	4.9 years
Covenants not to compete	1.7 years
Total definite-lived other intangible assets	6.4 years

Note 8 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income	$23,387	$19,734	$76,079	$63,199
Denominator:
Weighted-average shares outstanding - basic	18,581	18,403	18,569	18,360
Effect of dilutive shares	143	275	146	289
Weighted-average shares outstanding - diluted	18,724	18,678	18,715	18,649
Basic earnings per share	$1.26	$1.07	$4.10	$3.44
Diluted earnings per share	$1.25	$1.06	$4.07	$3.39

Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended September 30, 2019 and 2018, 3,173 shares and 37,700 shares were excluded, respectively.
Note 9 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of September 30, 2019, we had performance-based restricted stock units from 2019, 2018 and 2017 outstanding. These awards generally cliff vest at the end of a three year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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

The following table summarizes the change in number of performance-based restricted stock units outstanding for the nine months ended September 30, 2019:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2018	142,434
Awards granted	112,160
Stock issued	(131,650)
Awards forfeited	(11,549)
Awards outstanding as of September 30, 2019	111,395

We recognized $1.5 million and $3.5 million of compensation expense for performance-based restricted stock units during the three and nine months ended September 30, 2019, respectively. We recognized $1.3 million and $3.1 million of compensation expense for performance-based restricted stock units during the three and nine months ended September 30, 2018, respectively.
Time-Based Restricted Stock Units
As of September 30, 2019, we had time-based restricted stock unit awards from 2019, 2018 and 2017 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the nine months ended September 30, 2019 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2018	117,476
Awards granted	61,455
Stock issued	(65,887)
Awards forfeited	(7,815)
Awards outstanding as of September 30, 2019	105,229

We recognized $1.5 million and $4.4 million of compensation expense for time-based restricted stock units during the three and nine months ended September 30, 2019, respectively. We recognized $1.4 million and $4.2 million of compensation expense for time-based restricted stock units during the three and nine months ended September 30, 2018, respectively.
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
The following table summarizes the change in number of deferred stock units outstanding during the nine months ended September 30, 2019:

Deferred Stock Units
Awards outstanding as of December 31, 2018	8,400
Awards granted	5,950
Stock issued	(7,200)
Awards outstanding as of September 30, 2019	7,150

We recognized no compensation expense related to deferred stock units during the three months ended September 30, 2019 and 2018, respectively. We recognized $1.1 million and $0.9 million of compensation expense related to deferred stock units during the nine months ended September 30, 2019 and 2018, respectively.

Stock Options
Stock options have been granted under various equity compensation plans. The maximum contractual term for all options is normally 10 years. All outstanding options are fully vested and exercisable. We have not granted any stock options since the first quarter of 2012.
During the nine months ended September 30, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at time of exercise and the price paid by the individual to exercise the options) was $1.6 million, and the total amount of cash received from the exercise of these options was $0.3 million.
A summary of the activity under our stock option plans for the nine months ended September 30, 2019 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options outstanding, vested and exercisable as of December 31, 2018	10,950	$31.99	2.0	$734,469
Options exercised	(10,650)	$32.21
Options expired	(300)	$23.86
Options outstanding, vested and exercisable as of September 30, 2019	—	$—	0.0	$—

Employee Stock Purchase Plan
We have an employee stock purchase plan (ESPP) that allows eligible employees to purchase, through payroll deductions, shares of our capital stock at a discount to fair market value. The ESPP has two six-month offering periods each year, the first beginning in January and ending in June and the second beginning in July and ending in December. The ESPP contains a look-back feature that allows the employee to acquire shares of our capital stock at a 15% discount from the underlying market price at the beginning or end of the applicable period, whichever is lower. We recognize compensation expense on this plan ratably over the offering period based on the fair value of the anticipated number of shares that will be issued at the end of each offering period. Compensation expense is adjusted at the end of each offering period for the actual number of shares issued. Fair value is determined based on two factors: (i) the 15% discount on the underlying stock’s market value on the first day of the applicable offering period, and (ii) the fair value of the look-back feature determined by using the Black-Scholes model. We recognized an immaterial amount of equity compensation expense associated with the ESPP during each of the three- and nine-month periods ended September 30, 2019 and 2018.
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
Borrowings under the Third Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greater of the prime rate; federal funds effective rate (or the overnight bank funding rate, if greater) plus 50 basis points. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of September 30, 2019, the spread was 137.5 basis points.
We incurred interest expense on our outstanding debt of $1.8 million and $1.8 million during the three months ended September 30, 2019 and 2018, respectively, and $6.1 million and $3.8 million during the nine months ended September 30, 2019 and 2018, respectively.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Third Amended Credit Agreement, we are required to pay a quarterly fee of 20 to 30 basis points (based upon our leverage ratio) of the unused amount of the lenders’ commitments under the Third Amended Credit Agreement. We incurred immaterial unused commitment fees in each of the three- and nine-month periods ended September 30, 2019 and 2018.

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
All revolving loans are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement, and as of September 30, 2019 we had $130.5 million in outstanding borrowings under our revolving credit facility. However, we made discretionary principal payments totaling $98.0 million on our revolving credit facility during the nine months ended September 30, 2019.
As of September 30, 2019, we had $1.3 million of outstanding line of credit issuance costs that will be amortized over the life of the Third Amended Credit Agreement. We recognized an immaterial amount of amortization expense for each of the three- and nine-month periods ended September 30, 2019 and 2018, related to these deferred costs.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. For further information regarding the interest rate swap, refer to “Note 3 – Hedging Transactions and Derivative Financial Instruments.”
Restriction on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2019.
Note 11 - Leases
We have a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. Our finance lease obligation related to this facility was $4.5 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively. The finance lease right-of-use asset balance for this facility was $6.2 million and $6.7 million as of September 30, 2019 and December 31, 2018, respectively. All other finance lease obligations and finance lease right-of-use assets were cumulatively immaterial as of September 30, 2019 and December 31, 2018. Accumulated amortization related to our finance lease right-of-use assets was $3.6 million and $3.5 million as of September 30, 2019 and December 31, 2018, respectively.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine-month periods ended September 30, 2019 and 2018. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and nine-month periods ended September 30, 2019 and 2018. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three-and nine-month periods ended September 30, 2019 and 2018.
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

The following table includes our expenses and payments for operating leases for the three and nine months ended September 30, 2019:

(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating leases expense	843	2,336
Short-term leases expense	68	150
Payments on operating lease obligations	719	2,243

As of September 30, 2019 and December 31, 2018, our assets and liabilities balances related to finance and operating leases were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	September 30, 2019	December 31, 2018
Finance lease right-of-use assets	Property, plant and equipment, net	$6,186	$6,750
Operating lease right-of-use assets	Other long-term assets	$5,461	$—

Finance lease obligations, current portion	Other accrued liabilities	$404	$420
Finance lease obligations, non-current portion	Other long-term liabilities	$4,119	$4,629
Total finance lease obligations		$4,523	$5,049

Operating lease obligations, current portion	Other accrued liabilities	$2,449	$—
Operating lease obligations, non-current portion	Other long-term liabilities	$3,031	$—
Total operating lease obligations		$5,480	$—

Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of September 30, 2019:

(Dollars in thousands)	Finance	Operating
	Leases	Leases Signed	Less: Leases Not Yet Commenced	Leases
2019	$143	$696	$—	$696
2020	500	2,630	—	2,630
2021	4,072	1,546	—	1,546
2022	—	802	—	802
2023	—	229	—	229
Thereafter	—	31	—	31
Total Lease Payments	4,715	5,934	—	5,934
Less: Interest	(192)	(454)	—	(454)
Present Value of Net Future Minimum Lease Payments	$4,523	$5,480	$—	$5,480

The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	2.0 years	2.6 years
Weighted Average Discount Rate	3.00%	6.08%

Transition
We adopted Accounting Standards Codification (ASC) 842, Leases, in the first quarter of 2019 using the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restatement of comparative periods. The guidance was applied to all leases that were not completed at the date of implementation. The adoption primarily affected our condensed consolidated statements of financial position through the recognition of $6.2 million of operating lease right-of-use assets and $6.2 million of operating lease obligations, as well as an immaterial impact to retained earnings, as of January 1, 2019. We recognized an immaterial amount of operating lease right-of-use assets and an immaterial amount of operating lease obligations during the three months ended September 30, 2019. We recognized an additional $0.8 million of operating lease right-of-use assets and $0.8 million operating lease obligations during the nine months ended September 30, 2019. The total operating lease right-of use assets and operating lease obligations recognized was $7.0 million and $7.0 million, respectively.
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
Note 12 – Pension Benefits and Other Postretirement Benefit Plans
As of September 30, 2019, we had two qualified noncontributory defined benefit pension plans: 1) the Rogers Corporation Employees’ Pension Plan (the Union Plan) and 2) the Rogers Corporation Defined Benefit Pension Plan for (i) all other U.S. employees hired before December 31, 2007 who are salaried employees or non-union hourly employees and (ii) employees of the acquired Arlon business (the Merged Plan).
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
Pension Plan Proposed Termination
During the second quarter of 2019, following receipt of a determination letter from the Internal Revenue Service (IRS), the Company amended the Merged Plan to (a) terminate the Merged Plan (subject to discretionary approval by the Company’s Chief Executive Officer) and (b) add a lump sum distribution option in connection with the termination of the Merged Plan, if approved. The Company subsequently provided participants of the Merged Plan an option to elect either a lump sum distribution or an annuity. As of September 30, 2019, the Merged Plan was fully funded on a GAAP basis, the Company intended to terminate the Merged Plan (subject to final approval), and there were no plans to terminate the Union Plan.
On October 17, 2019, the Company’s Chief Executive Officer approved the termination of the Merged Plan. The Company purchased a group annuity contract with an insurance company for all participants who did not elect a lump sum distribution, for approximately $124 million, with a cash settlement date of October 24, 2019. The insurance company will be responsible for administering and paying pension benefit payments effective January 1, 2020. The lump sum distributions, which totaled approximately $39 million, were paid out commencing on October 21, 2019, with the majority of payments completed as of October 30, 2019. The Company estimates it will make an additional $1 million of monthly pension benefit payments subsequent to the annuity purchase date during a transition period ending December 31, 2019. The Merged Plan has sufficient assets to satisfy all transaction obligations. The Company further anticipates that it will have approximately $7 million to $11 million of assets remaining in the Merged Plan after settlement of all of its obligations.
In addition, the Company expects to record a total non-cash pre-tax settlement charge in connection with the termination of the Merged Plan of approximately $52 million to $56 million during the fourth quarter of 2019. This settlement charge includes the immediate recognition into expense of the related unrecognized losses within “Accumulated other comprehensive loss” on the consolidated statements of financial position as of the plan termination date. The settlement charge will be recognized in “Other income (expense), net” on the consolidated statements of operations.

Components of Net Periodic (Benefit) Cost
The components of net periodic (benefit) cost for the periods indicated were:

	Pension Benefits				Retirement Health and Life Insurance Benefits
(Dollars in thousands)	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$12	$17	$48	$55
Interest cost	1,790	1,692	5,359	5,064	14	16	44	47
Expected return of plan assets	(2,187)	(2,164)	(6,571)	(6,497)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(252)	(400)	(758)	(1,201)
Amortization of net loss	476	457	1,386	1,370	—	—	—	—
Net periodic cost (benefit)	$79	$(15)	$174	$(63)	$(226)	$(367)	$(666)	$(1,099)

Employer Contributions
There were no required contributions to our qualified defined benefit pension plans for the three- or nine-month periods ended September 30, 2019 and 2018, and we are not required to make additional contributions to these plans for the remainder of 2019. No voluntary contributions were made to our qualified defined benefit pension plans for each of the three- and nine-month periods ended September 30, 2019 and we made a $25.0 million voluntary contribution to the Merged Plan during the three- and nine-month periods ended September 30, 2018.
As there is no funding requirement for the Nonqualified Plans or the Retiree Health and Life Insurance benefit plans, we fund the amount of benefit payments made during the year, which were immaterial for each of the three- and nine-month periods ended September 30, 2019 and 2018.
Note 13 – Commitments and Contingencies
We are currently engaged in the following environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred an immaterial amount of aggregate remediation costs through September 30, 2019, and the accrual for future remediation efforts is $1.6 million.
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
The following table summarizes the change in number of asbestos claims outstanding during the nine months ended September 30, 2019:

Asbestos Claims
Claims outstanding as of December 31, 2018	745
New claims filed	228
Pending claims concluded(1)	(147)
Claims outstanding as of September 30, 2019	826

(1)For the nine months ended September 30, 2019, 123 claims were dismissed and 24 claims were settled. Settlements totaled approximately $2.2 million for the nine months ended September 30, 2019.

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
To date, the defense and settlement costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured defense, indemnity and settlement costs, and we incurred an immaterial amount of expenses for each of the three- and nine-month periods ended September 30, 2019 and 2018, respectively, related primarily to such costs.
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
As of September 30, 2019 and December 31, 2018, our projected asbestos-related claims and insurance receivables were as follows:

(Dollars in millions)	September 30, 2019	December 31, 2018
Asbestos-related claims	$70.7	$70.3
Asbestos-related insurance receivables	$64.4	$63.8

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
Note 14 – Income Taxes
Our effective income tax rate was 18.6% and 31.0% for the three months ended September 30, 2019 and 2018, respectively. The decrease from the third quarter of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018, changes in valuation allowance related to R&D credits, changes in pretax mix across jurisdictions with disparate tax rates and a lower tax impact on unremitted foreign earnings and profits, partially offset by an increase in taxes on foreign distributions. Our effective income tax rate was 18.5% and 25.8% for the nine months ended September 30, 2019 and 2018, respectively. The decrease from the first nine months of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018, changes in valuation allowances related to R&D credits and a lower tax impact on unremitted foreign earnings and profits.
The total amount of unrecognized tax benefits as of September 30, 2019 was $9.2 million, of which $8.9 million would affect our effective tax rate if recognized.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2019, we had $0.6 million accrued for the payment of interest.

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
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended September 30, 2019
Net sales - recognized over time	$—	$3,429	$42,906	$4,504	$50,839
Net sales - recognized at a point in time	78,983	91,511	225	284	171,003
Total net sales	$78,983	$94,940	$43,131	$4,788	$221,842
Operating income	$13,778	$17,995	$(3,358)	$1,470	$29,885

Three Months Ended September 30, 2018
Net sales - recognized over time	$—	$1,790	$54,797	$3,067	$59,654
Net sales - recognized at a point in time	71,854	93,998	425	932	167,209
Total net sales	$71,854	$95,788	$55,222	$3,999	$226,863
Operating income	$8,451	$15,924	$4,067	$1,200	$29,642

Nine Months Ended September 30, 2019
Net sales - recognized over time	$—	$9,400	$153,827	$13,421	$176,648
Net sales - recognized at a point in time	251,982	272,196	780	2,886	527,844
Total net sales	$251,982	$281,596	$154,607	$16,307	$704,492
Operating income	$45,301	$46,752	$(976)	$4,821	$95,898

Nine Months Ended September 30, 2018
Net sales - recognized over time	$—	$3,731	$165,248	$12,332	$181,311
Net sales - recognized at a point in time	221,685	249,356	1,334	2,463	474,838
Total net sales	$221,685	$253,087	$166,582	$14,795	$656,149
Operating income	$26,946	$38,505	$15,328	$5,131	$85,910

Information relating to our segment operations by geographic area for the three months ended September 30, 2019 and 2018 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
September 30, 2019
United States	$17,671	$41,232	$8,115	$1,237	$68,255
Other Americas	807	2,452	11	271	3,541
Total Americas	18,478	43,684	8,126	1,508	71,796
China	37,398	26,461	7,642	908	72,409
Other APAC	13,813	14,385	6,269	675	35,142
Total APAC	51,211	40,846	13,911	1,583	107,551
Germany	4,251	3,868	10,528	171	18,818
Other EMEA	5,043	6,542	10,566	1,526	23,677
Total EMEA	9,294	10,410	21,094	1,697	42,495
Total net sales	$78,983	$94,940	$43,131	$4,788	$221,842
September 30, 2018
United States	$12,889	$37,691	$10,738	$1,029	$62,347
Other Americas	674	8,196	145	138	9,153
Total Americas	13,563	45,887	10,883	1,167	71,500
China	34,798	30,849	10,432	811	76,890
Other APAC	14,962	11,807	6,348	666	33,783
Total APAC	49,760	42,656	16,780	1,477	110,673
Germany	3,515	2,019	15,464	159	21,157
Other EMEA	5,016	5,226	12,095	1,196	23,533
Total EMEA	8,531	7,245	27,559	1,355	44,690
Total net sales	$71,854	$95,788	$55,222	$3,999	$226,863

(1)	Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

Information relating to our segment operations by geographic area for the nine months ended September 30, 2019 and 2018 was as follows:

(Dollars in thousands)	Net Sales (1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
September 30, 2019
United States	$47,014	$126,067	$23,800	$3,606	$200,487
Other Americas	2,598	6,725	260	668	10,251
Total Americas	49,612	132,792	24,060	4,274	210,738
China	129,220	72,726	29,989	4,374	236,309
Other APAC	44,980	44,407	18,232	2,244	109,863
Total APAC	174,200	117,133	48,221	6,618	346,172
Germany	12,674	10,775	46,780	447	70,676
Other EMEA	15,496	20,896	35,546	4,968	76,906
Total EMEA	28,170	31,671	82,326	5,415	147,582
Total net sales	$251,982	$281,596	$154,607	$16,307	$704,492
September 30, 2018
United States	$39,615	$111,160	$27,595	$3,151	$181,521
Other Americas	2,257	12,176	826	694	15,953
Total Americas	41,872	123,336	28,421	3,845	197,474
China	100,337	75,714	28,794	3,539	208,384
Other APAC	48,888	29,291	19,891	2,108	100,178
Total APAC	149,225	105,005	48,685	5,647	308,562
Germany	14,588	7,356	46,697	491	69,132
Other EMEA	16,000	17,390	42,779	4,812	80,981
Total EMEA	30,588	24,746	89,476	5,303	150,113
Total net sales	$221,685	$253,087	$166,582	$14,795	$656,149

(1)	Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.
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
The Company did not have any contract liabilities as of September 30, 2019 or December 31, 2018.
The following table presents contract assets by operating segment as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Advanced Connectivity Solutions	$—	$—
Elastomeric Material Solutions	1,347	943
Power Electronics Solutions	20,965	19,738
Other	1,758	2,047
Total contract assets	$24,070	$22,728

No impairment losses were recognized for each of the three- and nine-month periods ended September 30, 2019 and 2018 on any receivables or contract assets arising from our contracts with customers.

Note 17 – Restructuring and Impairment Charges
In 2018, we made the decision to consolidate our Santa Fe Springs, California operations into the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recorded no expense for the three months ended September 30, 2019, and $0.9 million of expense for the nine months ended September 30, 2019, related to the facility consolidation. We recorded $0.5 million and $1.0 million of expense related to this project in the three and nine months ended September 30, 2018, respectively. The fair value of the total severance benefits paid in connection with the facility consolidation was $0.5 million. The total severance costs were expensed ratably over the required service period for the affected employees. All severance expenses were recorded as of December 31, 2018, and the final severance payments were made in the first quarter of 2019.
The following table presents severance activity related to the facility consolidation for the nine months ended September 30, 2019:

(Dollars in thousands)	Severance Related to Facility Consolidation
Balance as of December 31, 2018	$523
Provisions	—
Payments	(523)
Balance as of September 30, 2019	$—

We recognized $0.6 million and $1.5 million in impairment charges for the three and nine months ended September 30, 2019, respectively, primarily related to certain assets in connection with the Isola USA Corp. (Isola) asset acquisition.
Note 18 – Supplemental Financial Information
The components of “Other operating (income) expense, net” are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gain from antitrust litigation settlement	$—	$—	$—	$(3,591)
Loss (gain) on sale of property, plant and equipment	2	222	278	(161)
Lease income	(57)	(237)	(932)	(237)
Depreciation on leased assets	179	878	1,729	878
Total other operating (income) expense, net	$124	$863	$1,075	$(3,111)

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
With respect to other operating (income) expense, net, in connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018. We recognized lease income and related depreciation on leased assets of approximately $0.1 million and $0.2 million, respectively, in the three months ended September 30, 2019, and approximately $0.2 million and $0.9 million, respectively, in the three months ended September 30, 2018. We recognized lease income and related depreciation on leased assets of approximately $0.9 million and $1.7 million, respectively, in the nine months ended September 30, 2019, and approximately $0.2 million and $0.9 million, respectively, in the nine months ended September 30, 2018.
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
Note 20 – Share Repurchases
In 2015, we initiated a share repurchase program (the Program) of up to $100.0 million of the Company’s capital stock. We initiated the Program to mitigate potentially dilutive effects of stock options and shares of restricted stock granted by the Company, in addition to enhancing shareholder value. The Program has no expiration date, and may be suspended or discontinued at any time without notice. No share repurchases were made during the three and nine months ended September 30, 2019 and during the three months ended September 30, 2018. During the nine months ended September 30, 2018, we repurchased 23,138 shares of our capital stock for $3.0 million. As of September 30, 2019, $49.0 million remained of our $100.0 million share repurchase program.

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

•	our ability to attract and retain management and skilled technical personnel;

•	our ability to protect our proprietary technology from infringement by third parties and/or allegations that our technology infringes third party rights;

•	changes in effective tax rates or tax laws and regulations in the jurisdictions in which we operate;

•	failure to comply with financial and restrictive covenants in our credit agreement or restrictions on our operational and financial flexibility due to such covenants;

•	the outcome of ongoing and future litigation, including our asbestos-related product liability litigation;

•	changes in environmental laws and regulations applicable to our business;

•	uncertainties with regard to the expense associated with the termination and settlement of the Rogers Corporation Defined Benefit Pension Plan (Merged Plan); and

•	disruptions in, or breaches of, our information technology systems.
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
Results of Operations
In the third quarter of 2019 as compared to the third quarter of 2018, our net sales decreased 2.2% to $221.8 million, gross margin increased approximately 70 basis points to 35.6%, and operating margin increased approximately 40 basis points to 13.5%. In the first nine months of 2019 as compared to the first nine months of 2018, our net sales increased 7.4% to $704.5 million, gross margin increased approximately 10 basis points to 35.5%, and operating margin increased approximately 50 basis points to 13.6%.
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	35.6%	34.9%	35.5%	35.4%

Selling, general and administrative expenses	18.2%	17.6%	18.1%	18.8%
Research and development expenses	3.5%	3.4%	3.3%	3.7%
Restructuring and impairment charges	0.3%	0.5%	0.4%	0.3%
Other operating (income) expense, net	0.1%	0.4%	0.1%	(0.5)%
Operating income	13.5%	13.1%	13.6%	13.1%

Equity income in unconsolidated joint ventures	0.7%	0.7%	0.6%	0.7%
Other income (expense), net	(0.5)%	(0.3)%	(0.2)%	(0.1)%
Interest expense, net	(0.8)%	(0.9)%	(0.8)%	(0.7)%
Income before income tax expense	12.9%	12.6%	13.2%	13.0%

Income tax expense	2.4%	3.9%	2.4%	3.4%

Net income	10.5%	8.7%	10.8%	9.6%

Net Sales and Gross Margin
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Net sales	$221,842	$226,863	(2.2)%	$704,492	$656,149	7.4%
Net sales decreased by 2.2% in the third quarter of 2019 compared to the third quarter of 2018. Our PES and EMS operating segments had net sales decreases of 21.9% and 0.9%, respectively, partially offset by a net sales increase in our ACS operating segment of 9.9%. The decrease in net sales was primarily driven by lower net sales in EV/HEV and industrial applications in our PES operating segment. Net sales were also unfavorably impacted by lower net sales in our general industrial and automotive applications in our EMS operating segment, partially offset by higher net sales in aerospace and defense and automotive radar applications in our ACS operating segment, higher net sales in portable electronics applications in our EMS operating segment and higher net sales in mass transit applications in our PES operating segment. Net sales were impacted by unfavorable foreign currency impacts of $4.0 million, or 1.8%, due to the depreciation in value of the Renminbi, Euro and Korean Won relative to the U.S. dollar.
Net sales increased by 7.4% in the first nine months of 2019 compared to the first nine months of 2018. Our ACS and EMS operating segments had net sales increases of 13.7% and 11.3%, respectively, partially offset by a net sales decrease in our PES operating segment of 7.2%. The increase in net sales was primarily driven by higher net sales in 5G wireless infrastructure in our ACS operating segment and the $15.0 million of net sales in the first half of the year related to Griswold, which we acquired in July 2018. Net sales were also favorably impacted by higher net sales in aerospace and defense, automotive radar and portable electronics applications in our ACS operating segment, higher net sales in portable electronics and mass transit applications in our EMS operating segment and higher net sales in mass transit applications in our PES operating segment, partially offset by lower net sales in industrial, EV/HEV and renewable energy applications in our PES operating segment and lower net sales in general industrial applications in our EMS operating segment. Net sales were impacted by unfavorable foreign currency impacts of $18.2 million, or 2.8%, due to the depreciation in value of the Euro, Renminbi and Korean Won relative to the U.S. dollar.
Gross margin as a percentage of net sales increased approximately 70 basis points to 35.6% in the third quarter of 2019 compared to 34.9% in the third quarter of 2018. Gross margin in the third quarter of 2019 was favorably impacted by favorable product mix and productivity improvements in our ACS and EMS operating segments. This was partially offset by unfavorable absorption of fixed costs and lower productivity in our PES operating segment, as well as an increase in freight expenses, including tariffs and duties, incurred by our ACS and EMS operating segments.
Gross margin as a percentage of net sales increased approximately 10 basis points to 35.5% in the first nine months of 2019 compared to 35.4% in the first nine months of 2018. Gross margin in the third quarter of 2019 was favorably impacted by higher net sales, favorable product mix, increased absorption of fixed overhead costs and productivity improvements in our ACS and EMS operating segments and increased asset utilization in our ACS operating segment, as well as the resolution of certain process issues that had negatively impacted gross margin in the first nine months of 2018. This was partially offset by unfavorable absorption of fixed costs, lower productivity, higher fixed overhead costs and an increase in freight expenses in our PES operating segment, as well as an increase in freight expenses, including tariffs and duties, incurred by our ACS and EMS operating segments.

Selling, General and Administrative Expenses
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Selling, general and administrative expenses	$40,448	$39,943	1.3%	$127,349	$123,080	3.5%
Percentage of net sales	18.2%	17.6%		18.1%	18.8%
Selling, general and administrative (SG&A) expenses increased 1.3% in the third quarter of 2019 from the third quarter of 2018, primarily due to a $2.3 million increase in total compensation and benefits, partially offset by a $1.5 million decrease in depreciation and a $0.3 million decrease in T&E.
SG&A expenses increased 3.5% in the first nine months of 2019 from the first nine months of 2018, primarily due to a $5.9 million increase in total compensation and benefits, a $1.2 million increase in other intangible assets amortization, most of which was related to our acquisition of Griswold, and a $0.7 million increase in other SG&A expenses related to Griswold in the first half of
2019. This was partially offset by a $2.4 million decrease in professional service costs and a $1.2 million decrease in T&E.

Research and Development Expenses
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Research and development expenses	$7,830	$7,630	2.6%	$23,282	$24,514	(5.0)%
Percentage of net sales	3.5%	3.4%		3.3%	3.7%
R&D expenses increased 2.6% in the third quarter of 2019 from the third quarter of 2018, due to the timing of new product initiatives. R&D expenses decreased 5.0% in the first nine months of 2019 from the first nine months of 2018, due to the timing of new product initiatives and lower compensation and benefits costs.

Restructuring and Impairment Charges and Other Operating Expenses (Income), Net
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Restructuring and impairment charges	$580	$1,052	(44.9)%	$2,485	$2,015	23.3%
Other operating (income) expense, net	124	863	(85.6)%	1,075	(3,111)	(134.6)%
We incurred restructuring charges associated with the relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona and the consolidation of our Santa Fe Springs, California operations with the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recognized no restructuring charges associated with the facility consolidation in the third quarter of 2019, and we recognized $0.6 million of restructuring charges related to the global headquarters relocation and facility consolidation in the third quarter of 2018. We recognized $0.9 million of restructuring charges associated with the facility consolidation in the first nine months of 2019 and $1.0 million of restructuring charges related to the headquarters relocation and facility consolidation in the first nine months of 2018. Additionally, we recognized $0.6 million and $1.5 million in impairment charges on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition and other fixed assets for the three and nine months ended September 30, 2019, respectively.
With respect to other operating (income) expense, net, in connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018, we recognized lease income and related depreciation on leased assets of approximately $0.1 million and $0.2 million, respectively, in the third quarter of 2019, and approximately $0.2 million and $0.9 million, respectively in third quarter of 2018. We recognized lease income and related depreciation on leased assets of approximately $0.9 million and $1.7 million, respectively, in the first nine months of 2019 and approximately $0.2 million and $0.9 million, respectively, in the first nine months of 2018. In the first nine months of 2018, we recognized a $3.6 million gain from the settlement of antitrust litigation in other operating income.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Equity income in unconsolidated joint ventures	$1,498	$1,642	(8.8)%	$4,077	$4,453	(8.4)%
As of September 30, 2019, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 8.8% in the third quarter of 2019 from the third quarter of 2018, and decreased 8.4% in the first nine months of 2019 from the first nine months of 2018. The decrease, on both a quarter-to-date and year-to-date basis, was due to lower net sales for RIC and RIS in portable electronics applications and unfavorable foreign currency impacts on RIS.

Other Income (Expense), Net
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Other income (expense), net	$(918)	$(680)	35.0%	$(915)	$(647)	41.4%
Other income (expense), net decreased to $0.9 million in the third quarter of 2019 compared to $0.7 million in the third quarter of 2018, and decreased to $0.9 million the first nine months of 2019 compared to $0.6 million the first nine months of 2018. On a quarter-to-date basis, the increase in expense was due to higher defined benefit plan costs and unfavorable year-over-year impacts from our copper derivative contracts, partially offset by favorable year-over-year impacts of foreign currency transactions. On a year-to-date basis, the increase in expense was due to higher defined benefit plan costs and unfavorable year-over-year impacts from our foreign currency transactions, partially offset by favorable year-over-year impacts from our copper derivatives contracts.
On October 17, 2019, the Company’s Chief Executive Officer approved the termination of the Merged Plan. The Company purchased a group annuity contract with an insurance company for all participants who did not elect a lump sum distribution, for approximately $124 million, with a cash settlement date of October 24, 2019. The insurance company will be responsible for administering and paying pension benefit payments effective January 1, 2020. The lump sum distributions, which totaled approximately $39 million, were paid out commencing on October 21, 2019, with the majority of payments completed as of October 30, 2019. The Company estimates it will make an additional $1 million of monthly pension benefit payments subsequent to the annuity purchase date during a transition period ending December 31, 2019. The Merged Plan has sufficient assets to satisfy all transaction obligations. The Company further anticipates that it will have approximately $7 million to $11 million of assets remaining in the Merged Plan after settlement of all of its obligations.
In addition, the Company expects to record a total non-cash pre-tax settlement charge in connection with the termination of the Merged Plan of approximately $52 million to $56 million during the fourth quarter of 2019. This settlement charge includes the immediate recognition into expense of the related unrecognized losses within “Accumulated other comprehensive loss” on the consolidated statements of financial position as of the plan termination date. The settlement charge will be recognized in “Other income (expense), net” on the consolidated statements of operations.

Interest Expense, Net
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Interest expense, net	$(1,747)	$(2,000)	(12.7)%	$(5,723)	$(4,503)	27.1%
Interest expense, net, decreased by 12.7% in the third quarter of 2019 from the third quarter of 2018, due to an increase in interest income. Interest expense, net increased by 27.1% in the first nine months of 2019 from the first nine months of 2018, primarily due to a higher average outstanding balance on our revolving credit facility for the first nine months of 2019 compared to the first nine months of 2018. This is a result of $102.5 million of new borrowing under our revolving credit facility during the third quarter of 2018 to fund the acquisition of Griswold and our voluntary pension contribution in connection with the proposed plan termination process. This was partially offset by $103.0 million of discretionary principal payments on our revolving credit facility since the end of the third quarter of 2018, of which, $65.0 million and $98.0 million occurred during the third quarter of 2019 and first nine months of 2019, respectively, as well as an increase in interest income.

Income Taxes
	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Income tax expense	$5,331	$8,870	(39.9)%	$17,258	$22,014	(21.6)%
Effective tax rate	18.6%	31.0%		18.5%	25.8%
Our effective income tax rate was 18.6% and 31.0% for the three months ended September 30, 2019 and 2018, respectively. The decrease from the third quarter of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018, changes in valuation allowance related to R&D credits, changes in pretax mix across jurisdictions with disparate tax rates, and a lower tax impact on unremitted foreign earnings and profits, partially offset by an increase in taxes on foreign distributions. Our effective income tax rate was 18.5% and 25.8% for the nine months ended September 30, 2019 and 2018, respectively. The decrease from the first nine months of 2018 was primarily due to the beneficial impact of the international tax provisions from U.S. tax reform as a result of administrative guidance issued during the second half of 2018, changes in valuation allowances related to R&D credits, and a lower tax impact on unremitted foreign earnings.

Operating Segment Net Sales and Operating Income
Advanced Connectivity Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$78,983	$71,854	$251,982	$221,685
Operating income	$13,778	$8,451	$45,301	$26,946
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
Q3 2019 versus Q3 2018
ACS net sales increased by 9.9% in the third quarter of 2019 compared to the third quarter of 2018. The increase in net sales over the third quarter of 2018 was primarily driven by higher net sales in aerospace and defense and automotive radar applications. Net sales were unfavorably impacted by $1.3 million, or 1.9%, due to the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
Operating income increased by 63.0% in the third quarter of 2019 from the third quarter of 2018. As a percentage of net sales, operating income in the third quarter of 2019 was 17.4%, an approximately 560 basis point increase as compared to the 11.8% reported in the third quarter of 2018. The increase in operating income was primarily due to higher net sales and productivity improvements, partially offset by an increase in freight expenses, including tariffs and duties, incurred and $0.6 million in impairment charges on certain assets in connection with the Isola asset acquisition and other fixed assets.
YTD 2019 versus YTD 2018
ACS net sales increased by 13.7% in the first nine months of 2019 compared to the first nine months of 2018. The increase in net sales over the first nine months of 2018 was primarily driven by higher net sales in 5G wireless infrastructure, as well as aerospace and defense, automotive radar and portable electronics applications. Net sales were unfavorably impacted by $5.6 million, or 2.5%, due to the depreciation in value of the Renminbi and Euro relative to the U.S. dollar.
Operating income increased by 68.1% in the first nine months of 2019 from the first nine months of 2018. As a percentage of net sales, operating income in the first nine months of 2019 was 18.0%, an approximately 580 basis point increase as compared to the 12.2% reported in the first nine months of 2018. The increase in operating income was primarily due to higher net sales, favorable product mix, productivity improvements and increased asset utilization, as well as the resolution of certain process issues that had negatively impacted gross margin in the first nine months of 2018, partially offset by an increase in freight expenses, including tariffs and duties, incurred and a $1.5 million in impairment charges on certain assets in connection with the Isola asset acquisition and other fixed assets.
Elastomeric Material Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$94,940	$95,788	$281,596	$253,087
Operating income	$17,995	$15,924	$46,752	$38,505
Our EMS operating segment designs, develops, manufactures and sells engineered material solutions for a wide variety of applications and end markets. These applications and end markets include polyurethane and silicone materials used in critical cushioning, sealing and vibration management applications for portable electronics (e.g., smart phones), automotive including for EVs/HEVs, aerospace, rail, footwear and printing end markets; customized silicones used in flex heater and semiconductor thermal applications; polytetrafluoroethylene and ultra-high molecular weight polyethylene materials used in wire and cable, pressure-sensitive tapes and automotive applications.
Q3 2019 versus Q3 2018
EMS net sales decreased by 0.9% in the third quarter of 2019 compared to the third quarter of 2018. The decrease in net sales over the third quarter of 2018 was primarily driven by lower net sales in general industrial and automotive applications, partially offset by higher net sales in portable electronics applications. Net sales were unfavorably impacted by $1.4 million, or 1.5%, due to the depreciation in value of the Renminbi, Korean Won and Euro relative to the U.S. dollar.
Operating income increased by 13.0% in the third quarter of 2019 from the third quarter of 2018. As a percentage of net sales, third quarter of 2019 operating income was 19.0%, an approximately 240 basis point increase as compared to the 16.6% reported in the third quarter of 2018. The increase in operating income was primarily due to favorable product mix and raw material cost improvements.
YTD 2019 versus YTD 2018
EMS net sales increased by 11.3% in the first nine months of 2019 compared to the first nine months of 2018. The increase in net sales over the first nine months of 2018 was primarily driven by the $15.0 million of net sales in the first half of the year related to Griswold, which we acquired in July 2018, as well as higher net sales in portable electronics and mass transit applications, partially offset by lower net sales in general industrial applications. Net sales were unfavorably impacted by $5.1 million, or 2.0%, due to the depreciation in value of the Renminbi, Korean Won and Euro relative to the U.S. dollar.
Operating income increased by 21.4% in the first nine months of 2019 from the first nine months of 2018. As a percentage of net sales, the first nine months of 2019 operating income was 16.6%, an approximately 140 basis point increase as compared to the 15.2% reported in the first nine months of 2018. The increase in operating income was primarily due to higher net sales, favorable product mix and productivity improvements, partially offset by the non-recurring $3.6 million gain from the settlement of antitrust litigation in the first nine months of 2018.
Power Electronics Solutions

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$43,131	$55,222	$154,607	$166,582
Operating income (loss)	$(3,358)	$4,067	$(976)	$15,328
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
Q3 2019 versus Q3 2018
PES net sales decreased by 21.9% in the third quarter of 2019 from the third quarter of 2018. The decrease in net sales over the third quarter of 2018 was primarily driven by lower net sales in EV/HEV and industrial applications, partially offset by higher net sales in mass transit applications. Net sales were impacted by unfavorable currency fluctuations of $1.2 million, or 2.1%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income decreased by 182.6% in the third quarter of 2019 from the third quarter of 2018. As a percentage of net sales, third quarter of 2019 operating loss was 7.8% as compared to the 7.4% for operating income reported in the third quarter of 2018. The decrease in operating income was primarily due to lower net sales, unfavorable absorption of fixed overhead costs, lower productivity and higher fixed overhead expenses.
YTD 2019 versus YTD 2018
PES net sales decreased by 7.2% in the first nine months of 2019 compared to the first nine months of 2018. The decrease in net sales over the first nine months of 2018 was primarily driven by lower net sales in industrial, EV/HEV and renewable energy applications, partially offset by higher net sales in mass transit applications. Net sales were impacted by unfavorable currency fluctuations of $7.1 million, or 4.3%, due to the depreciation in value of the Euro and Renminbi relative to the U.S. dollar.
Operating income decreased by 106.4% in the first nine months of 2019 from the first nine months of 2018. As a percentage of net sales, the first nine months of 2019 operating loss was 0.6% as compared to the 9.2% for operating income reported in the first nine months of 2018. The decrease in operating income was primarily due to lower net sales, unfavorable absorption of fixed overhead costs, lower productivity, higher fixed overhead expenses and an increase in freight expenses.

Other

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$4,788	$3,999	$16,307	$14,795
Operating income	$1,470	$1,200	$4,821	$5,131
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
Q3 2019 versus Q3 2018
Net sales in this segment increased by 19.7% in the third quarter of 2019 from the third quarter of 2018. The increase in net sales over the third quarter of 2018 was primarily driven by higher net sales for our ENDUR® product line. Net sales were impacted by unfavorable currency fluctuations of $0.1 million, or 2.6%, due to the depreciation in value of the Renminbi relative to the U.S. dollar.
Operating income increased 22.5% in the third quarter of 2019 compared to the third quarter of 2018. This increase in operating income was primarily driven by a favorable sales volume impact. As a percentage of net sales, third quarter of 2019 operating income was 30.7%, an approximately 70 basis point increase as compared to the 30.0% reported in the third quarter of 2018.
YTD 2019 versus YTD 2018
Net sales in this segment increased by 10.2% in the first nine months of 2019 from the first nine months of 2018. The increase in net sales over the first nine months of 2018 was primarily driven by a last-time buy in the Durel business and higher net sales for our ENDUR® product line, partially offset by lower net sales in our floats business. Net sales were impacted by unfavorable currency fluctuations of $0.4 million, or 2.7%, due to the depreciation in value of the Renminbi relative to the U.S. dollar.
Operating income decreased 6.0% in the first nine months of 2019 compared to the first nine months of 2018. This decrease in operating income was primarily driven by unfavorable absorption of fixed overhead costs and unfavorable product mix, partially offset by higher net sales. As a percentage of net sales, the first nine months of 2019 operating income was 29.6%, an approximately 510 basis point decrease as compared to the 34.7% reported in the first nine months of 2018.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	September 30, 2019	December 31, 2018
United States	$36,805	$41,833
Europe	27,978	31,244
Asia	75,964	94,661
Total cash and cash equivalents	$140,747	$167,738
Approximately $103.9 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of September 30, 2019. The Company did not make any changes in the first nine months of 2019 to its position on the permanent reinvestment of its earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Key Financial Position Accounts:
Cash and cash equivalents	$140,747	$167,738
Accounts receivable, net	$138,532	$144,623
Contract assets	$24,070	$22,728
Inventories	$137,908	$132,637
Borrowings under revolving credit facility	$130,482	$228,482
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2018 to September 30, 2019 were as follows:

•
Accounts receivable, net decreased 4.2% to $138.5 million as of September 30, 2019, from $144.6 million as of December 31, 2018. The decrease from year-end was primarily due to a reduction in our income taxes receivable as of the end of the third quarter of 2019 compared to the end of the 2018.

•
Contract assets increased 5.9% to $24.1 million as of September 30, 2019, from $22.7 million as of December 31, 2018, as a result of an increase in no-alternative-use inventory, mainly attributable to the increase in no alternative use inventory for which we have the right to payment in our PES operating segment.

•
Inventories increased 4.0% to $137.9 million as of September 30, 2019, from $132.6 million as of December 31, 2018, primarily driven by higher raw material purchases in our ACS and PES operating segments during the third quarter of 2019 to satisfy anticipated increases in demand through the first half of 2020.

•
Borrowings under revolving credit facility decreased 42.9% to $130.5 million as of September 30, 2019, from $228.5 million as of December 31, 2018, as a result of $98.0 million of principal payments made in the first nine months of 2019.

(Dollars in thousands)	Nine Months Ended
Key Cash Flow Measures:	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$115,672	$33,424
Net cash used in investing activities	(36,193)	(157,535)
Net cash (used in) provided by financing activities	(104,010)	93,779
As of September 30, 2019, cash and cash equivalents were $140.7 million as compared to $167.7 million as of December 31, 2018, a decrease of $27.0 million, or 16.1%. This decrease was primarily due to $38.8 million in capital expenditures, $98.0 million of principal payments made on our outstanding borrowings under our revolving credit facility and $7.3 million in tax payments related to net share settlement of equity awards, partially offset by cash flows generated by operations.
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
All revolving loans under the Third Amended Credit Agreement are due on the maturity date, February 17, 2022. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement. As of September 30, 2019, we had $130.5 million in outstanding borrowings under our revolving credit facility.
Restrictions on Payment of Dividends
Our Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of September 30, 2019.

Contingencies
During the third quarter of 2019, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 13 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the third quarter of 2019. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.

Item 4.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2019. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
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
Item 6.    Exhibits

List of Exhibits:

3.1	Restated Articles of Organization of Rogers Corporation, as amended, incorporated by reference to Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.2	Amended and Restated Bylaws of Rogers Corporation, effective February 11, 2016, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016.

10.1	Amended and Restated Employment Agreement between the Company and Helen Zhang, dated October 7, 2019, filed herewith.

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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and September 30, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Michael M. Ludwig
Michael M. Ludwig
Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer
Dated: 10/30/2019