Form 10-Q
period 2020-06-30
ROGERS CORP
filed 2020-07-31
CIK 84748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s capital stock as of July 27, 2020 was 18,674,827.

ROGERS CORPORATION
FORM 10-Q

June 30, 2020
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Refer to “Forward-Looking Statements” in Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Position for additional information.

Part I – Financial Information
Item 1. Financial Statements
ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$191,157	$242,852	$389,967	$482,650
Cost of sales	121,188	157,024	254,368	311,428
Gross margin	69,969	85,828	135,599	171,222

Selling, general and administrative expenses	41,694	43,649	82,024	86,901
Research and development expenses	7,295	7,843	15,100	15,452
Restructuring and impairment charges	—	1,083	—	1,905
Other operating (income) expense, net	(112)	40	(92)	951
Operating income	21,092	33,213	38,567	66,013

Equity income in unconsolidated joint ventures	1,022	1,742	2,240	2,579
Pension settlement charges	(55)	—	(55)	—
Other (expense) income, net	634	(1,401)	(152)	3
Interest expense, net	(1,779)	(2,038)	(2,986)	(3,976)
Income before income tax expense	20,914	31,516	37,614	64,619
Income tax expense	6,394	7,223	9,835	11,927
Net income	$14,520	$24,293	$27,779	$52,692

Basic earnings per share	$0.78	$1.31	$1.49	$2.84
Diluted earnings per share	$0.78	$1.30	$1.49	$2.82

Shares used in computing:
Basic earnings per share	18,676	18,568	18,673	18,562
Diluted earnings per share	18,681	18,730	18,686	18,711
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$14,520	$24,293	$27,779	$52,692

Foreign currency translation adjustment	5,629	2,182	(1,265)	(2,075)
Pension and other postretirement benefits:
Pension settlement benefits, net of tax (Note 4)	(48)	—	(48)	—
Actuarial net gain incurred, net of tax (Note 4)	626	—	626	—
Amortization of loss, net of tax (Note 4)	67	157	133	313
Derivative instrument designated as cash flow hedge:
Change in unrealized gain (loss) before reclassifications, net of tax (Note 4)	383	(810)	(866)	(1,204)
Unrealized gain reclassified into earnings, net of tax (Note 4)	(267)	(62)	(334)	(156)
Other comprehensive income (loss)	6,390	1,467	(1,754)	(3,122)
Comprehensive income	$20,910	$25,760	$26,025	$49,570
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(Dollars and shares in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$298,742	$166,849
Accounts receivable, less allowance for doubtful accounts of $1,667 and $1,691	128,697	122,285
Contract assets	19,280	22,455
Inventories	124,747	132,859
Prepaid income taxes	3,801	4,524
Asbestos-related insurance receivables, current portion	4,292	4,292
Other current assets	11,131	10,838
Total current assets	590,690	464,102
Property, plant and equipment, net of accumulated depreciation of $361,541 and $341,119	263,051	260,246
Investments in unconsolidated joint ventures	16,907	16,461
Deferred income taxes	25,474	17,117
Goodwill	262,469	262,930
Other intangible assets, net of amortization	147,722	158,947
Pension assets	4,173	12,790
Asbestos-related insurance receivables, non-current portion	74,024	74,024
Other long-term assets	16,031	6,564
Total assets	$1,400,541	$1,273,181
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$35,616	$33,019
Accrued employee benefits and compensation	25,230	29,678
Accrued income taxes payable	11,358	10,649
Asbestos-related liabilities, current portion	5,007	5,007
Other accrued liabilities	19,654	21,872
Total current liabilities	96,865	100,225
Borrowings under revolving credit facility	223,000	123,000
Pension and other postretirement benefits liabilities	1,625	1,567
Asbestos-related liabilities, non-current portion	80,696	80,873
Non-current income tax	14,554	10,423
Deferred income taxes	8,493	9,220
Other long-term liabilities	12,726	13,973
Commitments and contingencies (Note 10 and Note 12)
Shareholders’ equity
Capital stock - $1 par value; 50,000 authorized shares; 18,668 and 18,577 shares issued and outstanding	18,668	18,577
Additional paid-in capital	141,092	138,526
Retained earnings	851,481	823,702
Accumulated other comprehensive loss	(48,659)	(46,905)
Total shareholders' equity	962,582	933,900
Total liabilities and shareholders' equity	$1,400,541	$1,273,181
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities:
Net income	$27,779	$52,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,858	25,099
Equity compensation expense	7,022	6,143
Deferred income taxes	(8,976)	(2,536)
Equity in undistributed income of unconsolidated joint ventures	(2,240)	(2,579)
Dividends received from unconsolidated joint ventures	1,785	1,741
Pension settlement benefits	(63)	—
Pension and other postretirement benefits	(100)	(346)
Asbestos-related charges	—	67
Loss on sale or disposal of property, plant and equipment	53	276
Impairment charges	—	956
Provision (benefit) for doubtful accounts	54	(128)
Changes in assets and liabilities:
Accounts receivable	(6,623)	(12,747)
Contract assets	3,174	(2,845)
Inventories	7,910	(2,845)
Pension and postretirement benefit contributions	(244)	(11)
Other current assets	414	(1,211)
Accounts payable and other accrued expenses	(6,129)	3,653
Other, net	5,285	2,122
Net cash provided by operating activities	54,959	67,501

Investing Activities:
Capital expenditures	(18,150)	(24,026)
Proceeds from the sale of property, plant and equipment, net	—	9
Return of capital from unconsolidated joint ventures	—	2,625
Net cash used in investing activities	(18,150)	(21,392)

Financing Activities:
Proceeds from borrowings under revolving credit facility	150,000	—
Repayment of debt principal and finance lease obligations	(50,193)	(33,196)
Payments of taxes related to net share settlement of equity awards	(5,029)	(7,424)
Proceeds from the exercise of stock options, net	—	327
Proceeds from issuance of shares to employee stock purchase plan	664	594
Net cash provided by (used in) financing activities	95,442	(39,699)

Effect of exchange rate fluctuations on cash	(358)	(1,080)

Net increase (decrease) in cash and cash equivalents	131,893	5,330
Cash and cash equivalents at beginning of period	166,849	167,738
Cash and cash equivalents at end of period	$298,742	$173,068

Supplemental Disclosures:
Accrued capital additions	$4,144	$2,119
Cash paid during the year for:
Interest, net of amounts capitalized	$3,311	$4,440
Income taxes	$15,644	$9,164
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROGERS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and shares in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Capital Stock
Balance, beginning of period	$18,662	$18,546	$18,577	$18,395
Shares issued for vested restricted stock units, net of shares withheld for taxes	6	4	85	137
Stock options exercised	—	2	—	10
Shares issued for employee stock purchase plan	—	—	6	7
Shares issued to directors	—	7	—	10
Balance, end of period	18,668	18,559	18,668	18,559
Additional Paid-In Capital
Balance, beginning of period	137,235	128,417	138,526	132,360
Shares issued for vested restricted stock units, net of shares withheld for taxes	(38)	(288)	(5,114)	(7,561)
Stock options exercised	—	40	—	317
Shares issued for employee stock purchase plan	—	7	658	587
Shares issued to directors	—	(7)	—	(10)
Equity compensation expense	3,895	3,667	7,022	6,143
Balance, end of period	141,092	131,836	141,092	131,836
Retained Earnings
Balance, beginning of period	836,961	804,782	823,702	776,403
Net income	14,520	24,293	27,779	52,692
Cumulative-effect adjustment for lease accounting	—	—	—	(20)
Balance, end of period	851,481	829,075	851,481	829,075
Accumulated Other Comprehensive Loss
Balance, beginning of period	(55,049)	(83,423)	(46,905)	(78,834)
Other comprehensive income (loss)	6,390	1,467	(1,754)	(3,122)
Balance, end of period	(48,659)	(81,956)	(48,659)	(81,956)
Total Shareholders’ Equity	$962,582	$897,514	$962,582	$897,514
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
We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, equity compensation, the carrying value of our goodwill, other intangible assets as well as other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition.
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
As a result of our pension termination and settlement efforts in late 2019 and the first half of 2020, we have a pension surplus investment balance, which is now accounted for as an available-for-sale investment as of June 2020. For additional information regarding this balance, refer to “Note 11 – Pension Benefits and Other Postretirement Benefits.” Available-for-sale investments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Available-for-Sale Investment at Fair Value as of June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Pension surplus investment(1)	$—	$9,744	$—	$9,744
(1) This balance was invested in a fund comprised of fixed income and short-term cash securities, and was recorded in the “Other long-term assets” line item in the condensed consolidated statements of financial position. As of June 30, 2020, the fair value of this investment approximated its carrying value.

From time to time we enter into various instruments that require fair value measurement, including foreign currency contracts, copper derivative contracts and interest rate swaps. Derivative instruments measured at fair value on a recurring basis, categorized by the level of inputs used in the valuation, were as follows:

	Derivative Instruments at Fair Value as of June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(95)	$—	$(95)
Copper derivative contracts	$—	$1,541	$—	$1,541
Interest rate swap contract	$—	$(2,770)	$—	$(2,770)

	Derivative Instruments at Fair Value as of December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total(1)
Foreign currency contracts	$—	$(6)	$—	$(6)
Copper derivative contracts	$—	$1,147	$—	$1,147
Interest rate swap contract	$—	$(1,254)	$—	$(1,254)
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
The guidance for the accounting and disclosure of derivatives and hedging transactions requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the condensed consolidated statements of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies for hedge accounting treatment as defined under the applicable accounting guidance. For derivative instruments that are designated and qualify for hedge accounting treatment as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). This gain or loss is reclassified into earnings in the same line item of the condensed consolidated statements of operations associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2020 and 2019, only our interest rate swap qualified for hedge accounting treatment as a cash flow hedge, and the hedge was highly effective.

Foreign Currency
During the three months ended June 30, 2020, we entered into U.S. dollar, Korean won, and euro forward contracts. We entered into these foreign currency forward contracts to mitigate certain global transactional exposures. These contracts do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other (expense) income, net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2020, the notional values of the remaining foreign currency forward contracts were as follows:

Notional Values of Foreign Currency Derivatives
USD/CNH		$25,492,958
KRW/USD	₩	11,961,700,000
EUR/USD		€8,018,710
Commodity
As of June 30, 2020, we had 26 outstanding contracts to hedge exposure related to the purchase of copper in our Power Electronics Solutions (PES) and Advanced Connectivity Solutions (ACS) operating segments. These contracts are held with financial institutions and are intended to offset rising copper prices and do not qualify for hedge accounting treatment. As a result, any fair value adjustments required on these contracts are recorded in “Other (expense) income, net” in our condensed consolidated statements of operations in the period in which the adjustment occurred.
As of June 30, 2020, the volume of our copper contracts outstanding was as follows:

Volume of Copper Derivatives
July 2020 - September 2020	201 metric tons per month
October 2020 - December 2020	201 metric tons per month
January 2021 - March 2021	256 metric tons per month
April 2021 - June 2021	256 metric tons per month
July 2021 - September 2021	171 metric tons per month
Interest Rates
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility. This transaction has been designated as a cash flow hedge and qualifies for hedge accounting treatment. For additional information regarding our revolving credit facility, refer to “Note 9 – Debt.”
Effects on Financial Statements
The impacts from our derivative instruments on the statement of operations and statements of comprehensive income (loss) were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Financial Statement Line Item	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Foreign Currency Contracts
Contracts not designated as hedging instruments	Other (expense) income, net	$(27)	$125	$(555)	$(586)
Copper Derivative Contracts
Contracts not designated as hedging instruments	Other (expense) income, net	$964	$(775)	$(171)	$(465)
Interest Rate Swap
Contract designated as hedging instrument	Other comprehensive income (loss)	$173	$(1,113)	$(1,517)	$(1,745)
We estimate approximately $1.7 million of pre-tax net losses currently reported in accumulated other comprehensive loss in the condensed consolidated statements of financial position will be reclassified into the condensed consolidated statements of operations within the next 12 months.

Note 4 – Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component were as follows:

(Dollars and accompanying footnotes in thousands)	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits(1)	Derivative Instrument Designated as Cash Flow Hedge(2)	Total
Balance as of December 31, 2019	$(35,478)	$(10,455)	$(972)	$(46,905)
Other comprehensive income (loss) before reclassifications	(1,265)	626	(866)	(1,505)
Amounts reclassified from accumulated other comprehensive loss	—	85	(334)	(249)
Net current-period other comprehensive income (loss)	(1,265)	711	(1,200)	(1,754)
Balance as of June 30, 2020	$(36,743)	$(9,744)	$(2,172)	$(48,659)

Balance as of December 31, 2018	$(30,488)	$(48,700)	$354	$(78,834)
Other comprehensive loss before reclassifications	(2,075)	—	(1,204)	(3,279)
Amounts reclassified from accumulated other comprehensive loss	—	313	(156)	157
Net current-period other comprehensive income (loss)	(2,075)	313	(1,360)	(3,122)
Balance as of June 30, 2019	$(32,563)	$(48,387)	$(1,006)	$(81,956)
(1) Net of taxes of $2,172 and $2,368 as of June 30, 2020 and December 31, 2019, respectively. Net of taxes of $9,893 and $9,984 as of June 30, 2019 and December 31, 2018, respectively.
(2) Net of taxes of $598 and $282 as of June 30, 2020 and December 31, 2019, respectively. Net of taxes of $278 and $(106) as of June 30, 2019 and December 31, 2018, respectively.
Note 5 – Inventories
Inventories, which are valued at the lower of cost or net realizable value, consisted of the following:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Raw materials	$59,832	$61,338
Work-in-process	27,561	30,043
Finished goods	37,354	41,478
Total inventories	$124,747	$132,859
Note 6 – Goodwill and Other Intangible Assets
Goodwill
The changes in the net carrying amount of goodwill by operating segment were as follows:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
December 31, 2019	$51,694	$142,030	$66,982	$2,224	$262,930
Foreign currency translation adjustment	—	(598)	137	—	$(461)
June 30, 2020	$51,694	$141,432	$67,119	$2,224	$262,469

Other Intangible Assets
The gross and net carrying amounts, as well as the accumulated amortization of other intangible assets were as follows:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$149,180	$46,109	$103,071	$149,317	$39,018	$110,299
Technology	80,935	48,181	32,754	80,938	45,190	35,748
Trademarks and trade names	11,967	5,185	6,782	11,994	4,361	7,633
Covenants not to compete	1,340	666	674	1,340	505	835
Total definite-lived other intangible assets	243,422	100,141	143,281	243,589	89,074	154,515
Indefinite-lived other intangible asset	4,441	—	4,441	4,432	—	4,432
Total other intangible assets	$247,863	$100,141	$147,722	$248,021	$89,074	$158,947
In the table above, gross carrying amounts and accumulated amortization may differ from prior periods due to foreign exchange rate fluctuations.
Amortization expense was $7.6 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and was $11.2 million and $8.9 million for the six months ended June 30, 2020 and 2019, respectively. The estimated future amortization expense is $30.8 million for the remainder of 2020 and $12.3 million, $11.8 million, $11.2 million and $9.9 million for 2021, 2022, 2023 and 2024, respectively. The increase in amortization expense for the three and six months ended June 30, 2020, and decrease in forecasted amortization expense in future years, were due to the acceleration of amortization expense related to our Diversified Silicone Products, Inc. (DSP) customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020. As part of our ongoing assessment of the useful lives of our definite-lived other intangible assets, we reviewed the deterioration of our DSP business and identified significant customer attrition, a sustained substantial decrease in net sales, as well as the planned phase-out of the DSP trademark and trade name by December 2020. Based on these events and circumstances, we concluded an adjustment to the remaining useful lives of our DSP customer relationships and trademarks and trade names definite-lived other intangible assets was warranted.
The weighted average amortization period as of June 30, 2020, by definite-lived other intangible asset class, was as follows:

Definite-Lived Other Intangible Asset Class	Weighted Average Remaining Amortization Period
Customer relationships	5.0 years
Technology	4.0 years
Trademarks and trade names	3.2 years
Covenants not to compete	1.4 years
Total definite-lived other intangible assets	4.7 years
Note 7 – Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income	$14,520	$24,293	$27,779	$52,692
Denominator:
Weighted-average shares outstanding - basic	18,676	18,568	18,673	18,562
Effect of dilutive shares	5	162	13	149
Weighted-average shares outstanding - diluted	18,681	18,730	18,686	18,711
Basic earnings per share	$0.78	$1.31	$1.49	$2.84
Diluted earnings per share	$0.78	$1.30	$1.49	$2.82

Dilutive shares are calculated using the treasury stock method and primarily include unvested restricted stock units. Anti-dilutive shares are excluded from the calculation of diluted shares and diluted earnings per share. For the three months ended June 30, 2020 and 2019, 55,961 shares and 6,256 shares were excluded, respectively.
Note 8 – Capital Stock and Equity Compensation
Equity Compensation
Performance-Based Restricted Stock Units
As of June 30, 2020, we had performance-based restricted stock units from 2020, 2019, and 2018 outstanding. These awards generally cliff vest at the end of a three-year measurement period. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed during the measurement period. Participants are eligible to be awarded shares ranging from 0% to 200% of the original award amount, based on certain defined performance measures.
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
A summary of activity of the outstanding performance-based restricted stock units for the six months ended June 30, 2020 is presented below:

Performance-Based Restricted Stock Units
Awards outstanding as of December 31, 2019	106,943
Awards granted	87,244
Stock issued	(75,486)
Awards forfeited	(4,962)
Awards outstanding as of June 30, 2020	113,739
We recognized $1.3 million and $1.1 million of compensation expense for performance-based restricted stock units for the three months ended June 30, 2020 and 2019, respectively. We recognized $2.7 million and $2.0 million of compensation expense for performance-based restricted stock units for the six months ended June 30, 2020 and 2019, respectively.
Time-Based Restricted Stock Units
As of June 30, 2020, we had time-based restricted stock unit awards from 2020, 2019, 2018 and 2017 outstanding. The outstanding awards all ratably vest on the first, second and third anniversaries of the original grant date. However, employees whose employment terminates during the measurement period due to death, disability, or, in certain cases, retirement may receive a pro-rata payout based on the number of days they were employed subsequent to the last grant anniversary date. Each time-based restricted stock unit represents a right to receive one share of Rogers’ capital stock at the end of the vesting period. The fair value of the award is determined by the market value of the underlying stock price at the grant date. We recognize compensation expense on all of these awards on a straight-line basis over the vesting period. We account for forfeitures as they occur.
A summary of activity of the outstanding time-based restricted stock units for the six months ended June 30, 2020 is presented below:

Time-Based Restricted Stock Units
Awards outstanding as of December 31, 2019	101,685
Awards granted	58,042
Stock issued	(47,197)
Awards forfeited	(3,585)
Awards outstanding as of June 30, 2020	108,945
We recognized $1.5 million and $1.4 million of compensation expense for time-based restricted stock units for the three months ended June 30, 2020 and 2019, respectively. We recognized $3.1 million and $2.9 million of compensation expense for time-based restricted stock units for the six months ended June 30, 2020 and 2019, respectively.
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
A summary of activity of the outstanding deferred stock units for the six months ended June 30, 2020 is presented below:

Deferred Stock Units
Awards outstanding as of December 31, 2019	7,150
Awards granted	9,400
Stock issued	(5,100)
Awards outstanding as of June 30, 2020	11,450
We recognized $1.0 million of compensation expense related to deferred stock units for the three and six months ended June 30, 2020, and $1.1 million of compensation expense for the three and six months ended June 30, 2019.
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
Borrowings under the Third Amended Credit Agreement can be made as alternate base rate loans or euro-currency loans. Alternate base rate loans bear interest at a base reference rate plus a spread of 37.5 to 75.0 basis points, depending on our leverage ratio. The base reference rate is the greatest of (a) the prime rate in effect on such day, (b) the Federal Reserve Bank of New York (NYFRB) rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR for a one month interest period in dollars on such day (or if such day is not a business day, the immediately preceding business day) plus 1%. Euro-currency loans bear interest based on adjusted LIBOR plus a spread of 137.5 to 175.0 basis points, depending on our leverage ratio. Based on our leverage ratio as of June 30, 2020, the spread was 150.0 basis points.

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
The Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2020.
In March 2017, we entered into an interest rate swap to hedge the variable interest rate on $75.0 million of our $450.0 million revolving credit facility.
We borrowed $150.0 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic, during the three months ended March 31, 2020. We did not borrow anything further under our revolving credit facility during the three months ended June 30, 2020. We are not required to make any quarterly principal payments under the Third Amended Credit Agreement. However, we made a $50.0 million discretionary principal payment on our revolving credit facility during the three months ended June 30, 2020. We had $223.0 million in outstanding borrowings under our revolving credit facility as of June 30, 2020.
We made a $125.0 million discretionary principal payment on our revolving credit facility on July 29, 2020, reducing our outstanding borrowings under our revolving credit facility to $98.0 million as of our filing date.
We incurred interest expense on our outstanding debt, net of the impacts of our interest rate swap, of $1.7 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $4.2 million for the six months ended June 30, 2020, and 2019, respectively. We incurred immaterial unused commitment fees for each of the three- and six-month periods ended June 30, 2020 and 2019.
We had $0.9 million and $1.2 million of outstanding line of credit issuance costs as of June 30, 2020 and December 31, 2019, respectively, which will be amortized over the life of the Third Amended Credit Agreement. We recognized an immaterial amount of amortization expense for each of the three- and six-month periods ended June 30, 2020 and 2019, related to these deferred costs.
Note 10 - Leases
We have a finance lease obligation related to our manufacturing facility in Eschenbach, Germany. Under the terms of the lease agreement, we have an option to purchase the property upon the expiration of the lease in 2021 at a price which is the greater of (i) the then-current market value or (ii) the residual book value of the land including the buildings and installations thereon. Our finance lease obligation related to this facility was $4.4 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively. The finance lease right-of-use asset balance for this facility was $6.1 million and $6.3 million as of June 30, 2020 and December 31, 2019, respectively. Accumulated amortization related to this finance lease right-of-use asset was $3.9 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively. The aggregate of all other finance lease obligations, finance lease right-of-use assets and related accumulated amortization, were immaterial as of June 30, 2020 and December 31, 2019.
Amortization expense related to our finance lease right-of-use assets, which is primarily included in the “Cost of sales” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2020 and 2019. Interest expense related to our finance lease obligations, which is included in the “Interest expense, net” line item of the condensed consolidated statements of operations, was immaterial for each of the three- and six-month periods ended June 30, 2020 and 2019. Payments made on the principal portion of our finance lease obligations were immaterial for each of the three- and six-month periods ended June 30, 2020 and 2019.
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

Our expenses and payments for operating leases were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating leases expense	$694	$775	$1,422	$1,493
Short-term leases expense	$107	$43	$230	$82
Payments on operating lease obligations	$722	$760	$1,468	$1,524
Our assets and liabilities balances related to finance and operating leases reflected in the condensed consolidated statements of financial position were as follows:

(Dollars in thousands)	Location in Statements of Financial Position	June 30, 2020	December 31, 2019
Finance lease right-of-use assets	Property, plant and equipment, net	$6,125	$6,280
Operating lease right-of-use assets	Other long-term assets	$4,643	$4,656

Finance lease obligations, current portion	Other accrued liabilities	$4,350	$400
Finance lease obligations, non-current portion	Other long-term liabilities	$—	$4,140
Total finance lease obligations		$4,350	$4,540

Operating lease obligations, current portion	Other accrued liabilities	$2,326	$2,343
Operating lease obligations, non-current portion	Other long-term liabilities	$2,339	$2,334
Total operating lease obligations		$4,665	$4,677
Net Future Minimum Lease Payments
The following table includes future minimum lease payments under finance and operating leases together with the present value of the net future minimum lease payments as of June 30, 2020:

	Finance			Operating
(Dollars in thousands)	Leases Signed	Less: Leases Not Yet Commenced	Total Leases	Leases Signed	Less: Leases Not Yet Commenced	Total Leases
2020	$266	$—	$266	$1,362	$(11)	$1,351
2021	4,445	(235)	4,210	1,970	(29)	1,941
2022	235	(235)	—	1,063	(29)	1,034
2023	211	(211)	—	433	(18)	415
2024	—	—	—	199	—	199
Thereafter	—	—	—	5	—	5
Total lease payments	5,157	(681)	4,476	5,032	(87)	4,945
Less: Interest	(212)	86	(126)	(285)	5	(280)
Present Value of Net Future Minimum Lease Payments	$4,945	$(595)	$4,350	$4,747	$(82)	$4,665
The following table includes information regarding the lease term and discount rates utilized in the calculation of the present value of net future minimum lease payments:

	Finance Leases	Operating Leases
Weighted Average Remaining Lease Term	1.0 year	2.5 years
Weighted Average Discount Rate	3.00%	4.97%
Note 11 – Pension Benefits and Other Postretirement Benefits
Pension and Other Postretirement Benefit Plans
As of December 31, 2019, we had two qualified noncontributory defined benefit pension plans. In June 2020, we completed the remaining settlement efforts for the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)), which had been terminated and substantially settled in late 2019. As of June 30, 2020, only the

Rogers Corporation Employees’ Pension Plan (the Union Plan), which was frozen and ceased accruing benefits, remained. There are no plans to terminate the Union Plan.
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
On October 17, 2019, our Chief Executive Officer approved the termination of the Merged Plan. A group annuity contract was purchased with an insurance company for all participants who did not elect a lump sum distribution, for $123.3 million, with an initial cash settlement date of October 24, 2019, and a true-up cash settlement date of June 1, 2020. The insurance company became responsible for administering and paying pension benefit payments effective January 1, 2020.
Lump sum distributions of $38.9 million were paid out prior to December 31, 2019. The Merged Plan paid an additional $1.3 million of monthly pension benefit payments subsequent to the annuity purchase date during the transition period ending December 31, 2019.
In addition, we recorded a total non-cash pre-tax settlement charge in connection with the termination of the Merged Plan of $53.2 million during the fourth quarter of 2019, as well as an immaterial non-cash pre-tax settlement benefit during the second quarter of 2020. This net settlement amount recognized included the immediate recognition into expense of the related unrecognized losses within “Accumulated other comprehensive loss” on the consolidated statements of financial position as of the plan termination date. The pension settlement charge during the fourth quarter of 2019 was recognized in the “Pension settlement charges” line item in the consolidated statements of operations, and the pension settlement benefit during the second quarter of 2020 was recognized in the “Pension settlement charges” line item in the condensed consolidated statements of operations.
As of June 30, 2020, the remaining pension surplus investment balance was approximately $9.7 million. We plan on using a portion of the funds to pay plan expenses, and moving the remainder funds from the pension trust to a defined contribution plan trust, where they will be used to fund certain employer contributions and pay plan expenses.
On July 27, 2020, we transferred $7.4 million of the pension surplus investment balance to a suspense account held within a trust for the Rogers Employee Savings and Investment Plan, a 401(k) plan for domestic employees.
Components of Net Periodic Benefit (Credit) Cost
The components of net periodic benefit (credit) cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$17	$18	$34	$36
Interest cost	231	1,785	462	3,569	10	15	20	30
Expected return of plan assets	(393)	(2,192)	(786)	(4,384)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(28)	(253)	(56)	(506)
Amortization of net loss	114	456	228	910	—	—	—	—
Settlement benefit	(63)	—	(63)	—	—	—	—	—
Net periodic benefit (credit) cost	$(111)	$49	$(159)	$95	$(1)	$(220)	$(2)	$(440)
Employer Contributions
There were no required or voluntary contributions made to our Merged Plan for the three and six-month periods ended June 30, 2020 and 2019. Additionally, there were no required or voluntary contributions made to our Union Plan for the three and six-month periods ended June 30, 2020 and 2019, and we are not required to make additional contributions to this plan for the remainder of 2020.
As there is no funding requirement for the other postretirement benefit plans, we funded these benefit payments as incurred, which were immaterial for each of the three and six-month periods ended June 30, 2020 and 2019, using cash from operations.

Note 12 – Commitments and Contingencies
We are currently engaged in the following material environmental and legal proceedings:
Voluntary Corrective Action Program
Our location in Rogers, Connecticut is part of the Connecticut Voluntary Corrective Action Program (VCAP). As part of this program, we partnered with the Connecticut Department of Energy and Environmental Protection (CT DEEP) to determine the corrective actions to be taken at the site related to contamination issues. We evaluated this matter and completed internal due diligence work related to the site in the fourth quarter of 2015. Remediation activities on the site are ongoing and are recorded as reductions to the accrual as they are incurred. We incurred $1.7 million of aggregate remediation costs through June 30, 2020, and the accrual for future remediation efforts is $1.0 million.
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
The following table summarizes the change in number of asbestos claims outstanding for the six months ended June 30, 2020:

Asbestos Claims
Claims outstanding as of January 1, 2020	592
New claims filed	47
Pending claims concluded(1)	(83)
Claims outstanding as of June 30, 2020	556
(1) For the six months ended June 30, 2020, 69 claims were dismissed and 14 claims were settled. Settlements totaled approximately $2.4 million for the six months ended June 30, 2020.
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
To date, the indemnity and defense costs of our asbestos-related product liability litigation have been substantially covered by insurance. Although we have exhausted coverage under some of our insurance policies, we believe that we have applicable primary, excess and/or umbrella coverage for claims arising with respect to most of the years during which we manufactured and marketed asbestos-containing products. In addition, we have entered into a cost sharing agreement with most of our primary, excess and umbrella insurance carriers to facilitate the ongoing administration and payment of claims covered by the carriers. The cost sharing agreement may be terminated by any party, but will continue until a party elects to terminate it. As of the filing date for this report, the agreement has not been terminated, and no carrier had informed us it intended to terminate the agreement. We expect to continue to exhaust individual primary, excess and umbrella coverages over time, and there is no assurance that such exhaustion will not accelerate due to additional claims, damages and settlements or that coverage will be available as expected. We are responsible for uninsured indemnity and defense costs, and we incurred an immaterial amount of expenses for each of the three- and six-month periods ended June 30, 2020 and 2019, respectively, related to such costs.
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
Our projected asbestos-related liabilities and insurance receivables were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Asbestos-related liabilities	$85,703	$85,880
Asbestos-related insurance receivables	$78,316	$78,316
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
Note 13 – Income Taxes
Our effective income tax rate was 30.6% and 22.9% for the three months ended June 30, 2020 and 2019, respectively. The increase from the second quarter of 2019 was primarily due to the increase in current quarter accruals of reserves for uncertain tax positions and higher tax impact on unremitted foreign earnings and profits, partially offset by the beneficial impact of changes in valuation allowance related to research and development (R&D) credits, pretax mix across jurisdictions with disparate tax rates and the international provisions from the U.S. tax reform enacted in 2017. Our effective income tax rate was 26.1% and 18.5% for the six months ended June 30, 2020 and 2019, respectively. The increase from the first half of 2019 was primarily due to the increase in current quarter accruals of reserves for uncertain tax positions, the decrease in excess tax deductions on stock-based compensation and higher tax impact on unremitted foreign earnings and profits, partially offset by the beneficial impact of changes in valuation allowance related to R&D credits and pretax mix across jurisdictions with disparate tax rates.
The total amount of unrecognized tax benefits as of June 30, 2020 was $14.2 million, of which $13.8 million would affect our effective tax rate if recognized.
We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2020, we had $0.9 million accrued for the payment of interest.
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
The following table presents a disaggregation of revenue from contracts with customers and other pertinent financial information, for the periods indicated; inter-segment sales have been eliminated from the net sales data:

(Dollars in thousands)	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended June 30, 2020
Net sales - recognized over time	$—	$2,667	$45,060	$3,077	$50,804
Net sales - recognized at a point in time	70,940	68,959	160	294	140,353
Total net sales	$70,940	$71,626	$45,220	$3,371	$191,157
Operating income	$15,624	$2,995	$1,446	$1,027	$21,092

Three Months Ended June 30, 2019
Net sales - recognized over time	$—	$2,965	$51,319	$4,313	$58,597
Net sales - recognized at a point in time	92,529	90,929	343	454	184,255
Total net sales	$92,529	$93,894	$51,662	$4,767	$242,852
Operating income (loss)	$18,458	$15,326	$(1,884)	$1,313	$33,213

Six Months Ended June 30, 2020
Net sales - recognized over time	$—	$5,494	$91,461	$6,727	$103,682
Net sales - recognized at a point in time	135,493	149,658	480	654	286,285
Total net sales	$135,493	$155,152	$91,941	$7,381	$389,967
Operating income	$21,086	$14,512	$762	$2,207	$38,567

Six Months Ended June 30, 2019
Net sales - recognized over time	$—	$5,971	$110,921	$8,917	$125,809
Net sales - recognized at a point in time	172,999	180,685	555	2,602	356,841
Total net sales	$172,999	$186,656	$111,476	$11,519	$482,650
Operating income	$31,522	$28,757	$2,383	$3,351	$66,013

Net sales by operating segment and by geographic area were as follows:

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Three Months Ended June 30, 2020
United States	$17,396	$30,073	$5,489	$707	$53,665
Other Americas	681	1,668	77	48	2,474
Total Americas	18,077	31,741	5,566	755	56,139
China	35,580	20,159	9,120	1,024	65,883
Other APAC	8,575	9,835	4,864	453	23,727
Total APAC	44,155	29,994	13,984	1,477	89,610
Germany	2,708	4,799	15,699	44	23,250
Other EMEA	6,000	5,092	9,971	1,095	22,158
Total EMEA	8,708	9,891	25,670	1,139	45,408
Total net sales	$70,940	$71,626	$45,220	$3,371	$191,157
Three Months Ended June 30, 2019
United States	$16,272	$41,370	$8,208	$1,079	$66,929
Other Americas	1,039	2,190	229	206	3,664
Total Americas	17,311	43,560	8,437	1,285	70,593
China	49,333	23,846	11,283	953	85,415
Other APAC	17,026	15,534	6,625	760	39,945
Total APAC	66,359	39,380	17,908	1,713	125,360
Germany	3,951	3,471	14,305	130	21,857
Other EMEA	4,908	7,483	11,012	1,639	25,042
Total EMEA	8,859	10,954	25,317	1,769	46,899
Total net sales	$92,529	$93,894	$51,662	$4,767	$242,852
(1)Net sales are allocated to countries based on the location of the customer. The table above lists individual countries with 10% or more of net sales for the periods indicated.

(Dollars in thousands)	Net Sales(1)
Region/Country	Advanced Connectivity Solutions	Elastomeric Material Solutions	Power Electronics Solutions	Other	Total
Six Months Ended June 30, 2020
United States	$31,849	$68,640	$13,661	$1,686	$115,836
Other Americas	1,625	4,117	186	359	6,287
Total Americas	33,474	72,757	13,847	2,045	122,123
China	60,205	38,534	17,428	1,249	117,416
Other APAC	23,894	22,788	9,224	1,001	56,907
Total APAC	84,099	61,322	26,652	2,250	174,323
Germany	6,381	8,433	28,755	193	43,762
Other EMEA	11,539	12,640	22,687	2,893	49,759
Total EMEA	17,920	21,073	51,442	3,086	93,521
Total net sales	$135,493	$155,152	$91,941	$7,381	$389,967
Six Months Ended June 30, 2019
United States	$29,343	$84,835	$15,685	$2,369	$132,232
Other Americas	1,791	4,273	249	397	6,710
Total Americas	31,134	89,108	15,934	2,766	138,942
China	91,822	46,265	22,347	3,466	163,900
Other APAC	31,167	30,022	11,963	1,569	74,721
Total APAC	122,989	76,287	34,310	5,035	238,621
Germany	8,423	6,907	36,252	276	51,858
Other EMEA	10,453	14,354	24,980	3,442	53,229
Total EMEA	18,876	21,261	61,232	3,718	105,087
Total net sales	$172,999	$186,656	$111,476	$11,519	$482,650
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
Contract assets by operating segment were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Advanced Connectivity Solutions	$—	$—
Elastomeric Material Solutions	1,004	1,077
Power Electronics Solutions	16,312	19,471
Other	1,964	1,907
Total contract assets	$19,280	$22,455
We did not have any contract liabilities as of June 30, 2020 or December 31, 2019. No impairment losses were recognized for either of the three or six-month periods ended June 30, 2020 and 2019, respectively, on any receivables or contract assets arising from our contracts with customers.

Note 15 – Supplemental Financial Information
Restructuring and Impairment Charges
The components of “Restructuring and impairment charges” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Restructuring Charges	$—	$143	$—	$949
Impairment charges	—	940	—	956
Total restructuring and impairment charges	$—	$1,083	$—	$1,905
Restructuring Charges
In 2018, we made the decision to consolidate our Santa Fe Springs, California operations into our facilities in Carol Stream, Illinois and Bear, Delaware, which was completed as of December 31, 2019. We recorded $0.1 million and $0.9 million of expense for the three and six months ended June 30, 2019 related to this facility consolidation.
Impairment Charges
We recognized $0.9 million and $1.0 million in impairment charges on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition for the three and six months ended June 30, 2019, respectively.
Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease income	$—	$(329)	$—	$(876)
Depreciation on leased assets	—	366	—	1,551
Loss on sale or disposal of property, plant and equipment	33	3	53	276
Economic incentive grants	(145)	—	(145)	—
Total other operating (income) expense, net	$(112)	$40	$(92)	$951
In connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018, we recognized lease income of $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and related depreciation on leased assets of $0.4 million and $1.6 million, respectively, for the three and six months ended June 30, 2019.
Interest Expense, Net
The components of “Interest expense, net” line item in the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest on revolving credit facility	$1,388	$2,179	$2,467	$4,430
Interest rate swap settlements	336	(79)	422	(201)
Line of credit fees	152	127	318	253
Debt issuance amortization costs	138	138	276	276
Interest on finance leases	32	31	65	63
Interest income	(269)	(375)	(589)	(864)
Other	2	17	27	19
Total interest expense, net	$1,779	$2,038	$2,986	$3,976

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

Company Background and Strategy
Rogers Corporation designs, develops, manufactures and sells high-performance and high-reliability engineered materials and components to meet our customers’ demanding challenges. We operate three strategic operating segments: Advanced Connectivity Solutions (ACS), Elastomeric Material Solutions (EMS) and Power Electronics Solutions (PES). The remaining operations, which represent our non-core businesses, are reported in our Other operating segment. We have a history of innovation and have established Innovation Centers for our research and development (R&D) activities in Chandler, Arizona, Burlington, Massachusetts, Eschenbach, Germany and Suzhou, China. We are headquartered in Chandler, Arizona. Our growth strategy is based upon the following principles: (1) market-driven organization, (2) innovation leadership, (3) synergistic mergers and acquisitions, and (4) operational excellence. As a market-driven organization, we are focused on growth drivers, including advanced mobility and advanced connectivity. More specifically, in addition to the impact of COVID-19 discussed below, the key medium- to long-term trends currently affecting our business include the increasing use of advanced driver assistance systems (ADAS) and increasing electrification of vehicles, including electric and hybrid electric vehicles (EV/HEV), in the automotive industry and new technology adoption in the telecommunications industry, including next generation wireless infrastructure. In addition to our focus on advanced mobility and advanced connectivity in the automotive and telecommunications industries, we sell into a variety of other markets including general industrial, connected devices, aerospace and defense, mass transit and renewable energy.
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
COVID-19 Update
The global COVID-19 pandemic has affected and continues to affect Rogers’ business and operations. In response to the outbreak, Rogers prioritized the safety and well-being of its employees—including implementing social distancing initiatives in its facilities, providing remote working arrangements for certain employees, expanding personal protective equipment usage, enhancing plant hygiene processes, and extending employee benefits, which increased our expenses in the quarter—while at the same time taking actions to preserve business continuity. Our non-manufacturing employees have transitioned seamlessly to remote working arrangements and are maintaining effective collaboration, both internally and with our customers.
Our China business and operations were the first to be impacted by the virus, with the government temporarily suspending our operations, as well as the operations of most Chinese business, including our Chinese customers and suppliers, at the beginning of February. We resumed production in mid-February and reached full production capacity by early-March.
Our U.S. and European businesses were first impacted later in the first quarter, and the impact continued through the first and second quarter and continues through the date of this filing. In both the U.S. and Europe, we generally maintained operations at close to normal levels, with the additional employee safety precautions implemented at our facilities. We do not believe these additional precautions in the aggregate, had a material impact on our financial performance during the first and second quarter. In the U.S., exemptions from state-level “shelter in place” directives with respect to numerous sectors, including the Communications, Healthcare and Public Health, Defense Industrial Base, Critical Manufacturing and Information Technology sectors, have largely enabled us to continue our operations while those directives were in place, and as states began to reopen during the second quarter and through the date of this filing.
Our operations were not affected by any material shortages, as our inventory and supply chain met our manufacturing requirements. Global demand was broadly impacted in the second quarter by the COVID-19 pandemic. Automotive and certain industrial markets were especially affected by factory shutdowns and supply chain disruptions. Demand improved in some markets, such as aerospace and defense and wireless infrastructure. Geographically, China demand was stronger than other regions resulting from the resumption of 5G wireless infrastructure deployments and restrictions related to COVID-19 being eased earlier than other regions.
We expect that the COVID-19 pandemic will have a continuing but uncertain impact on our business and operations in the short- and medium-term. Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Executive Summary
The following key highlights and factors should be considered when reviewing our results of operations, financial position and liquidity:
•In the second quarter of 2020 as compared to the second quarter of 2019, our net sales decreased 21.3% to $191.2 million, our gross margin increased approximately 130 basis points to 36.6% from 35.3%, and operating income decreased approximately 270 basis points to 11.0% from 13.7%. In the first half of 2020 as compared to the first half of 2019, our net sales decreased 19.2% to $390.0 million, our gross margin decreased approximately 70 basis points to 34.8% from 35.5%, and operating income decreased approximately 380 basis points to 9.9% from 13.7%.
•We borrowed $150.0 million under our revolving credit facility during the first quarter of 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic, partially offset by a $50.0 million discretionary principal payment on our revolving credit facility during the second quarter of 2020. We made an additional $125.0 million discretionary principal payment on July 29, 2020, bringing our outstanding borrowings under our revolving credit facility to $98.0 million as of our filing date.
•We incurred incremental transaction costs of $3.3 million in the second quarter of 2020 and $4.0 million in the first half of 2020, due to COVID-19 pandemic. These costs primarily consist of temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. A substantial portion of the additional benefits under these programs expired in mid-June. We expect significantly lower costs associated with the remaining additional benefits, as well as safety supplies, during the second half of 2020.
•We recognized an additional $3.9 million of amortization expense in the second quarter of 2020, and will recognize an additional $11.7 million of amortization expense each quarter, for the third and fourth quarters of 2020, due to the acceleration of amortization expense related to our Diversified Silicone Products, Inc. (DSP) customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020.

Results of Operations
The following table sets forth, for the periods indicated, selected operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Gross margin	36.6%	35.3%	34.8%	35.5%

Selling, general and administrative expenses	21.8%	18.0%	21.0%	18.0%
Research and development expenses	3.8%	3.2%	3.9%	3.2%
Restructuring and impairment charges	—%	0.4%	—%	0.4%
Other operating (income) expense, net	—%	—%	—%	0.2%
Operating income	11.0%	13.7%	9.9%	13.7%

Equity income in unconsolidated joint ventures	0.5%	0.7%	0.6%	0.5%
Other (expense) income, net	0.3%	(0.6)%	—%	—%
Interest expense, net	(0.9)%	(0.8)%	(0.8)%	(0.8)%
Income before income tax expense	10.9%	13.0%	9.6%	13.4%

Income tax expense	3.3%	3.0%	2.5%	2.5%

Net income	7.6%	10.0%	7.1%	10.9%

Net Sales and Gross Margin
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$191,157	$242,852	$389,967	$482,650
Gross margin	$69,969	$85,828	$135,599	$171,222
Percentage of net sales	36.6%	35.3%	34.8%	35.5%
Net sales decreased by 21.3% in the second quarter of 2020 compared to the second quarter of 2019. Our EMS, ACS and PES operating segments had net sales decreases of 23.7%, 23.3% and 12.5%, respectively. The decrease in net sales was primarily driven by significantly lower net sales in the 4G and 5G wireless infrastructure and automotive markets in our ACS operating segment, lower net sales in the portable electronics, general industrial, consumer and mass transit markets in our EMS operating segment and lower net sales in the mass transit, variable frequency drives and vehicle electrification markets in our PES operating segment. The decrease in net sales was partially offset by higher net sales in the aerospace and defense market in our ACS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $3.3 million, or 1.3%, due to the depreciation in value of the Chinese renminbi, euro and Korean won relative to the U.S. dollar.
Net sales decreased by 19.2% in the first half of 2020 compared to the first half of 2019. Our ACS, EMS and PES operating segments had net sales decreases of 21.7%, 16.9% and 17.5%, respectively. The decrease in net sales was primarily driven by significantly lower net sales in the 4G and 5G wireless infrastructure and automotive markets in our ACS operating segment, lower net sales in the portable electronics, general industrial, consumer and mass transit markets in our EMS operating segment and lower net sales in the variable frequency drives, mass transit and vehicle electrification markets in our PES operating segment. The decrease in net sales was partially offset by higher net sales in the aerospace and defense market in our ACS operating segment. Net sales were unfavorably impacted by foreign currency impacts of $5.8 million, or 1.2%, due to the depreciation in value of the Chinese renminbi, euro and Korean won relative to the U.S. dollar.
The lower net sales in the 4G and 5G wireless infrastructure markets in our ACS operating segment reflected the cumulative effect of the pause in the 5G deployments in China due to the impacts from the COVID-19 pandemic, the waning of 4G infrastructure spending by telecommunications companies in anticipation of 5G, as well as the impacts of the trade restrictions on Huawei, increased competition and design changes by telecommunications equipment original equipment manufacturers (OEMs), which reduced our materials content in 5G base stations. The lower net sales in the automotive market was largely due to the impacts of COVID-19 pandemic.
The lower net sales in variable frequency drives market in our PES operating segment was due to a slowdown in industrial automation demand combined with customer inventory rebalancing, which began in mid-2019, and continued through the most of the first half of 2020. The lower net sales in vehicle electrification market in our PES operating segment was due to the COVID-19 impacts on the automotive sector.
In our ACS operating segment, we anticipate lower net sales in the 4G and 5G wireless infrastructure and automotive markets year-over-year in the third quarter of 2020, on both a quarter-to-date and year-to-date basis, while we anticipate high net sales in the aerospace and defense market year-over-year on a quarter-to-date and year-to-date basis. On a sequential quarter basis, we experienced net sales growth in the 4G and 5G wireless infrastructure markets, however we anticipate net sales to decline into the third quarter of 2020 as a result of lower volumes, as more than half of the expected 2020 5G base station installations were completed in the first half of 2020, and from reductions in our material content used in 5G base stations. The effects of trade tensions, lower 5G base station content and the ongoing decline in 4G deployments are creating a great deal of uncertainty around our outlook for wireless infrastructure. As a result, we believe the growth opportunity in wireless infrastructure is substantially reduced going forward.
In our EMS operating segment, we anticipate lower net sales in the portable electronics and general industrial markets year-over-year in the second quarter of 2020, on both a quarter-to-date and year-to-date basis due to the impact from the COVID-19 pandemic. On a sequential quarter basis, we anticipate higher net sales in the portable electronics market primarily due to seasonality in the third quarter of 2020. On a sequential quarter basis, we experienced net sales growth in the EV/HEV market in the second quarter of 2020, and we anticipate this growth to continue into the third quarter of 2020 as a result of stronger demand in Europe.
In our PES operating segment, we anticipate lower net sales in the mass transit year-over-year in the second quarter of 2020, on both a quarter-to-date and year-to-date basis due to the impact from the COVID-19 pandemic. On a sequential quarter basis, we anticipate higher net sales in the EV/HEV market primarily due to manufacturing disruptions subsiding and stronger demand.
Gross margin as a percentage of net sales increased approximately 130 basis points to 36.6% in the second quarter of 2020 compared to 35.3% in the second quarter of 2019. Gross margin in the second quarter of 2020 was favorably impacted by lower freight, duties and tariffs costs in our ACS and EMS operating segments, including the recognition of a $3.3 million expected recovery of previous duty taxes paid due to a change in Chinese tariff regulations in our ACS operating segment, as well as favorable product mix in our ACS, EMS and PES operating segments, yield improvements and favorable productivity performance in our PES operating segment and lower fixed overhead costs in our EMS and PES operating segments. This was partially offset by lower volume and unfavorable absorption of fixed overhead costs in our ACS, EMS and PES operating segments, as well as unfavorable productivity performance in our ACS operating segment and an increase in inventory reserve provision in our EMS operating segment.
Gross margin as a percentage of net sales decreased approximately 70 basis points to 34.8% in the first half of 2020 compared to 35.5% in the first half of 2019. Gross margin in the first half of 2020 was unfavorably impacted by lower volume and unfavorable absorption of fixed overhead costs in our ACS, EMS and PES operating segments, an increase in inventory reserve provision in our EMS operating segment, as well as unfavorable productivity performance and higher fixed overhead costs in our ACS operating segment. This was partially offset by lower freight, duties and tariffs costs in our ACS, EMS and PES operating segments, including the recognition of a $3.3 million expected recovery of previous duty taxes paid due to a change in Chinese tariff regulations in our ACS operating segment, as well as yield improvements and favorable productivity performance in our PES operating segment, lower fixed overhead costs in our EMS and PES operating segments and favorable product mix in our EMS operating segment.
We incurred incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as additional safety supplies. These costs impacted our gross margin by approximately $3.0 million and $3.6 million on a quarter-to-date basis and year-to-date basis, respectively. A substantial portion of the additional benefits under these programs expired in mid-June. We expect significantly lower gross margin impacts associated with the remaining additional benefits, as well as safety supplies, during the second half of 2020.

Selling, General and Administrative Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Selling, general and administrative expenses	$41,694	$43,649	$82,024	$86,901
Percentage of net sales	21.8%	18.0%	21.0%	18.0%
Selling, general and administrative (SG&A) expenses decreased 4.5% in the second quarter of 2020 from the second quarter of 2019, primarily due to a $2.3 million decrease in total compensation and benefits, a $2.0 million decrease in travel and entertainment expenses, a $0.7 million decrease in advertising expenses, a $0.5 million decrease in depreciation, a $0.4 million decrease in software costs, a $0.4 million decrease in recruiting/relocation/training expenses and a $0.4 million decrease in environmental charges, partially offset by a $3.1 million increase in other intangible assets amortization and a $1.8 million increase in professional services.
SG&A expenses decreased 5.6% in the first half of 2020 from the first half of 2019, primarily due to a $2.4 million decrease in total compensation and benefits, a $2.1 million decrease in travel and entertainment expenses, a $0.9 million decrease in advertising expenses, a $0.8 million decrease in depreciation, a $0.6 million decrease in software costs, a $0.6 million decrease in recruiting/relocation/training expenses and a $0.5 million decrease in environmental charges, partially offset by a $2.3 million increase in other intangible assets amortization and a $1.3 million increase in professional services.
The increase in amortization expense for the three and six months ended June 30, 2020 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized an additional $3.9 million of amortization expense in the second quarter of 2020, and will recognize an additional $11.7 million of amortization expense each quarter, for the third and fourth quarters of 2020. The increases in amortization expense in 2020 are offset by decreases in forecasted amortization expense in future years. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
The decrease in travel and entertainment and recruiting/relocation/training expenses, on both a quarter-to-date and year-to-date basis, was primarily driven by the impacts of COVID-19.

Research and Development Expenses
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Research and development expenses	$7,295	$7,843	$15,100	$15,452
Percentage of net sales	3.8%	3.2%	3.9%	3.2%
R&D expenses decreased 7.0% in the second quarter of 2020 from the second quarter of 2019 due to decreases in laboratory expenses as well as travel and entertainment expenses, partially offset by increases in total compensation and benefits as well as professional services. R&D expenses decreased 2.3% in the first half of 2020 from the first half of 2019 due to decreases in laboratory expenses as well as travel and entertainment expenses, partially offset by increases in total compensation and benefits as well as professional services.

Restructuring and Impairment Charges and Other Operating (Income) Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Restructuring and impairment charges	$—	$1,083	$—	$1,905
Other operating (income) expense, net	$(112)	$40	$(92)	$951
We incurred restructuring charges associated with the consolidation of our Santa Fe Springs, California operations with the Company’s facilities in Carol Stream, Illinois and Bear, Delaware. We recognized no restructuring charges in the second quarter of 2020, and we recognized $0.1 million of restructuring charges related to our facility consolidation in the second quarter of 2019. We recognized no restructuring charges in the first half of 2020, and we recognized $0.9 million of restructuring charges related to our facility consolidation in the first half of 2019. We recognized $0.9 million and $1.0 million in impairment charges on certain assets in connection with the Isola USA Corp. (Isola) asset acquisition for the three and six months ended June 30, 2019, respectively.
With respect to other operating (income) expense, net, we recognized income of $0.1 million from economic incentive grants related to the physical relocation of our global headquarters from Rogers, Connecticut to Chandler, Arizona, for the three and six months ended June 30, 2020. In connection with the transitional leaseback of a portion of the facility and certain machinery and equipment acquired from Isola in August 2018, we recognized lease income of $0.3 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and related depreciation on leased assets of $0.4 million and $1.6 million, respectively, for the three and six months ended June 30, 2019.

Equity Income in Unconsolidated Joint Ventures
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Equity income in unconsolidated joint ventures	$1,022	$1,742	$2,240	$2,579
As of June 30, 2020, we had two unconsolidated joint ventures, each 50% owned: Rogers INOAC Corporation (RIC) and Rogers INOAC Suzhou Corporation (RIS). Equity income in those unconsolidated joint ventures decreased 41.3% in the second quarter of 2020 from the second quarter of 2019, and decreased 13.1% in the first half of 2020 from the first half of 2019. On a quarter-to-date basis, the decrease was due to lower net sales due to the COVID-19 pandemic, as well as declines in operational performance for both RIS and RIC. On a year-to-date basis, the decrease was due to lower net sales in RIS due to the COVID-19 pandemic and declines in operational performance for both RIS and RIC.

Pension Settlement Charges and Other (Expense) Income, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Pension settlement charges	$(55)	$—	$(55)	$—
Other (expense) income, net	$634	$(1,401)	$(152)	$3
In the second quarter of 2020, we recorded an immaterial pre-tax settlement charge in connection with the remaining settlement efforts for the termination of the Rogers Corporation Defined Benefit Pension Plan (following its merger with the Hourly Employees Pension Plan of Arlon LLC, Microwave Material and Silicone Technologies Divisions, Bear, Delaware (collectively, the Merged Plan)). For additional information, refer to “Note 11 – Pension Benefits and Other Postretirement Benefits.”
Other (expense) income, net increased to income of $0.6 million in the second quarter of 2020 from expense of $1.4 million in the second quarter of 2019. On a quarter-to-date basis, the increase was due to favorable impacts from our copper derivative contracts and foreign currency transactions, partially offset by lower net periodic benefit credits associated with our defined benefit plans and unfavorable impacts from our foreign currency derivative contracts.
Other (expense) income, net decreased to expense of $0.2 million in the first half of 2020 from a nominal amount of income in the first half of 2019. On a year-to-date basis, the decrease was due to lower net periodic benefit credits associated with our defined benefit plans, partially offset by favorable impacts from our copper derivative contracts and foreign currency transactions.

Interest Expense, Net
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest expense, net	$(1,779)	$(2,038)	$(2,986)	$(3,976)
Interest expense, net, decreased by 12.7% in the second quarter of 2020 from the second quarter of 2019, and decreased by 24.9% in the first half of 2020 from the first half of 2019. The decrease, on both a quarter-to-date and year-to-date basis, was primarily due to lower interest expense on borrowings under our revolving credit facility, which was mainly attributable to a lower weighted-average interest rate year-over-year. The decrease, on both a quarter-to-date and year-to-date basis, was partially offset by unfavorable changes in our interest rate swap settlements. We expect interest expense, net to decrease on both a quarter-to-date and year-to-date basis in the third quarter of 2020 from the third quarter of 2019 due to an anticipated lower weighted-average interest rate on and an anticipated lower weighted-average outstanding balance for our borrowings under our revolving credit facility.

Income Taxes
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income tax expense	$6,394	$7,223	$9,835	$11,927
Effective tax rate	30.6%	22.9%	26.1%	18.5%
Our effective income tax rate was 30.6% and 22.9% for the three months ended June 30, 2020 and 2019, respectively. The increase from the second quarter of 2019 was primarily due to the increase in current quarter accruals of reserves for uncertain tax positions and higher tax impact on unremitted foreign earnings and profits, partially offset by the beneficial impact of changes in valuation allowance related to R&D credits, pretax mix across jurisdictions with disparate tax rates and the international provisions from the U.S. tax reform enacted in 2017. Our effective income tax rate was 26.1% and 18.5% for the six months ended June 30, 2020 and 2019, respectively. The increase from the first half of 2019 was primarily due to the increase in current quarter accruals of reserves for uncertain tax positions, the decrease in excess tax deductions on stock-based compensation and higher tax impact on unremitted foreign earnings and profits, partially offset by the beneficial impact of changes in valuation allowance related to R&D credits and pretax mix across jurisdictions with disparate tax rates.
Operating Segment Net Sales and Operating Income
Advanced Connectivity Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$70,940	$92,529	$135,493	$172,999
Operating income	$15,624	$18,458	$21,086	$31,522
ACS net sales decreased by 23.3% in the second quarter of 2020 compared to the second quarter of 2019. The decrease in net sales over the second quarter of 2019 was primarily driven by significantly lower net sales in the 4G and 5G wireless infrastructure markets, as well as the automotive market, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by $1.2 million, or 1.2%, due to the depreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
ACS net sales decreased by 21.7% in the first half of 2020 compared to the first half of 2019. The decrease in net sales over the first half of 2019 was primarily driven by significantly lower net sales in the 4G and 5G wireless infrastructure markets, as well as the automotive market, partially offset by higher net sales in the aerospace and defense market. Net sales were unfavorably impacted by $1.7 million, or 1.0%, due to the depreciation in value of the Chinese renminbi and euro relative to the U.S. dollar.
The lower net sales in the 4G and 5G wireless infrastructure markets in our ACS operating segment reflected the cumulative effect of the pause in the 5G deployments in China due to the impacts from the COVID-19 pandemic, the waning of 4G infrastructure spending by telecommunications companies in anticipation of 5G, as well as the impacts of the trade restrictions on Huawei, increased competition and design changes by telecommunications equipment original equipment manufacturers (OEMs), which reduced our materials content in 5G base stations. The lower net sales in the automotive market was largely due to the impacts of COVID-19 pandemic.
In our ACS operating segment, we anticipate lower net sales in the 4G and 5G wireless infrastructure and automotive markets year-over-year in the third quarter of 2020, on both a quarter-to-date and year-to-date basis, while we anticipate high net sales in the aerospace and defense market year-over-year on a quarter-to-date and year-to-date basis. On a sequential quarter basis, we experienced net sales growth in the 4G and 5G wireless infrastructure markets, however we anticipate net sales to continue into the third quarter of 2020 as a result of lower volumes and customers’ procurement of materials in the second quarter of 2020 in preparation for China’s planned 5G deployments in the second half 2020.
Operating income decreased by 15.4% in the second quarter of 2020 from the second quarter of 2019. As a percentage of net sales, operating income in the second quarter of 2020 was 22.0%, an approximately 210 basis point increase as compared to the 19.9% reported in the second quarter of 2019. The decrease in operating income was primarily due to lower volume, unfavorable absorption of fixed overhead costs and unfavorable productivity performance, partially offset by lower freight, duties and tariffs costs, including the recognition of a $3.3 million expected recovery of previous duty taxes paid due to a change in Chinese tariff regulations, and favorable product mix.
Operating income decreased by 33.1% in the first half of 2020 from the first half of 2019. As a percentage of net sales, operating income in the first half of 2020 was 15.6%, an approximately 260 basis point decrease as compared to the 18.2% reported in the first half of 2019. The decrease in operating income was primarily due to lower volume, unfavorable absorption of fixed overhead costs, unfavorable productivity performance and higher fixed overhead costs, partially offset by lower freight, duties and tariffs costs, including the recognition of a $3.3 million expected recovery of previous duty taxes paid due to a change in Chinese tariff regulations.
The incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as the additional safety supplies, impacted ACS operating income by approximately $1.3 million and $1.5 million on a quarter-to-date basis and year-to-date basis, respectively.

Elastomeric Material Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$71,626	$93,894	$155,152	$186,656
Operating income	$2,995	$15,326	$14,512	$28,757
EMS net sales decreased by 23.7% in the second quarter of 2020 compared to the second quarter of 2019. The decrease in net sales over the second quarter of 2019 was primarily driven by lower net sales in the portable electronics, general industrial, consumer and mass transit markets. Net sales were unfavorably impacted by $1.1 million, or 1.1%, due to the depreciation in value of the Chinese renminbi, Korean won and euro relative to the U.S. dollar.
EMS net sales decreased by 16.9% in the first half of 2020 compared to the first half of 2019. The decrease in net sales over the first half of 2019 was primarily driven by lower net sales in the portable electronics, general industrial, consumer and mass transit markets. Net sales were unfavorably impacted by $1.9 million, or 1.0%, due to the depreciation in value of the Chinese renminbi, Korean won and euro relative to the U.S. dollar.
In our EMS operating segment, we anticipate lower net sales in the portable electronics and general industrial markets year-over-year in the second quarter of 2020, on both a quarter-to-date and year-to-date basis due to the impact from the COVID-19 pandemic. On a sequential quarter basis, we anticipate higher net sales in the portable electronics market primarily due to seasonality in the third quarter of 2020. On a sequential quarter basis, we experienced net sales growth in the EV/HEV market in the second quarter of 2020, and we anticipate this growth to continue into the third quarter of 2020 as a result of stronger demand in Europe.
Operating income decreased by 80.5% in the second quarter of 2020 from the second quarter of 2019. As a percentage of net sales, second quarter of 2020 operating income was 4.2%, an approximately 1,210 basis point decrease as compared to the 16.3% reported in the second quarter of 2019. The decrease in operating income was primarily due to lower volume, unfavorable absorption of fixed overhead costs and an increase in inventory reserve provision, partially offset by favorable product mix, lower freight, duties and tariffs costs and lower fixed overhead costs. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets, we recognized an additional $3.9 million of amortization expense in the second quarter of 2020.
Operating income decreased by 49.5% in the first half of 2020 from the first half of 2019. As a percentage of net sales, second quarter of 2020 operating income was 9.4%, an approximately 600 basis point decrease as compared to the 15.4% reported in the first half of 2019. The decrease in operating income was primarily due to lower volume, unfavorable absorption of fixed overhead costs and an increase in inventory reserve provision, partially offset by lower fixed overhead costs, favorable product mix and lower freight, duties and tariffs costs. As a result of the acceleration of amortization expense related to the DSP customer relationships and trademarks and trade names definite-lived other intangible assets, we recognized an additional $3.9 million of amortization expense in the first half of 2020.
The incremental direct costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as the additional safety supplies, impacted EMS operating income by approximately $1.3 million and $1.5 million on a quarter-to-date basis and year-to-date basis, respectively.
The increase in amortization expense for the three and six months ended June 30, 2020 was due to the acceleration of amortization expense related to our DSP customer relationships and trademarks and trade names definite-lived other intangible assets, which were both accelerated to be fully amortized by December 31, 2020 due to an adjustment to their remaining useful lives. We recognized an additional $3.9 million of amortization expense in the second quarter of 2020, and will recognize an additional $11.7 million of amortization expense each quarter, for the third and fourth quarters of 2020. The increases in amortization expense in 2020 are offset by decreases in forecasted amortization expense in future years. For additional information, refer to “Note 6 – Goodwill and Other Intangible Assets” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Power Electronics Solutions

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$45,220	$51,662	$91,941	$111,476
Operating income (loss)	$1,446	$(1,884)	$762	$2,383
PES net sales decreased by 12.5% in the second quarter of 2020 from the second quarter of 2019. The decrease in net sales over the second quarter of 2019 was primarily driven by lower net sales in mass transit, variable frequency drives and vehicle electrification markets. Net sales were unfavorably impacted by foreign currency fluctuations of $1.0 million, or 1.9%, due to the depreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
PES net sales decreased by 17.5% in the first half of 2020 from the first half of 2019. The decrease in net sales over the first half of 2019 was primarily driven by lower net sales in variable frequency drives, mass transit and vehicle electrification markets. Net sales were unfavorably impacted by foreign currency fluctuations of $2.1 million, or 1.9%, due to the depreciation in value of the euro and Chinese renminbi relative to the U.S. dollar.
The lower net sales in variable frequency drives market was due to a slowdown in industrial automation demand combined with customer inventory rebalancing, which began in mid-2019, and continued through the most of the first half of 2020. The lower net sales in vehicle electrification market in our PES operating segment was due to the COVID-19 impacts on the automotive sector.
In our PES operating segment, we anticipate lower net sales in the mass transit year-over-year in the second quarter of 2020, on both a quarter-to-date and year-to-date basis due to the impact from the COVID-19 pandemic. On a sequential quarter basis, we anticipate higher net sales in the EV/HEV market primarily due to manufacturing disruptions subsiding and stronger demand.
Operating income increased by 176.8% in the second quarter of 2020 from the second quarter of 2019. As a percentage of net sales, the second quarter of 2020 operating income was 3.2% as compared to the 3.6% for operating loss reported in the second quarter of 2019. The increase in operating income was primarily due yield improvements, favorable product mix, favorable productivity performance and lower fixed overhead costs, partially offset by lower volume.
Operating income decreased by 68.0% in the first half of 2020 from the first half of 2019. As a percentage of net sales, the first half of 2020 operating income was 0.8% as compared to the 2.1% for operating income reported in the first half of 2019. The decrease in operating income was primarily due to lower volume and unfavorable absorption of fixed overhead costs, partially offset by yield improvements, favorable productivity performance, lower freight costs and lower fixed overhead costs.
The incremental transaction costs associated with the temporary additional benefits established under our dependent care, premium pay and sick pay programs in response to the COVID-19 pandemic, as well as the additional safety supplies, impacted PES operating income/loss by approximately $0.6 million and $0.8 million on a quarter-to-date basis and year-to-date basis, respectively.
Other

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$3,371	$4,767	$7,381	$11,519
Operating income	$1,027	$1,313	$2,207	$3,351
Net sales in this segment decreased by 29.3% in the second quarter of 2020 from the second quarter of 2019. The decrease in net sales over the second quarter of 2019 was primarily driven by lower demand in the automotive market partially resulting from the COVID-19 pandemic. Net sales were unfavorably impacted by foreign currency fluctuations of $0.1 million, or 1.2%, due to the depreciation in value of the Chinese renminbi relative to the U.S. dollar.
Net sales in this segment decreased by 35.9% in the first half of 2020 from the first half of 2019. The decrease in net sales over the first half of 2019 was primarily driven by a non-recurring last time buy in the Durel business in the first quarter of 2019, as well as lower demand in the automotive market partially resulting from the COVID-19 pandemic. Net sales were unfavorably impacted by foreign currency fluctuations of $0.1 million, or 1.0%, due to the depreciation in value of the Chinese renminbi relative to the U.S. dollar.
Operating income decreased 21.8% in the second quarter of 2020 compared to the second quarter of 2019. The decrease in operating income was primarily driven by lower volume and unfavorable absorption of fixed overhead costs, partially offset by lower fixed overhead costs. As a percentage of net sales, second quarter of 2020 operating income was 30.5%, a 300 basis point increase as compared to the 27.5% reported in the second quarter of 2019.
Operating income decreased 34.1% in the first half of 2020 compared to the first half of 2019. The decrease in operating income was primarily driven by lower volume and unfavorable absorption of fixed overhead costs, partially offset by lower fixed overhead costs. As a percentage of net sales, the first half of 2020 operating income was 29.9%, an 80 basis point increase as compared to the 29.1% reported in the first half of 2019.
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
The following table illustrates the location of our cash and cash equivalents by our three major geographic areas:

(Dollars in thousands)	June 30, 2020	December 31, 2019
United States	$186,551	$39,354
Europe	39,632	31,166
Asia	72,559	96,329
Total cash and cash equivalents	$298,742	$166,849
Approximately $112.2 million of our cash and cash equivalents were held by non-U.S. subsidiaries as of June 30, 2020. We did not make any changes in the six months ended June 30, 2020 to our position on the permanent reinvestment of our earnings from foreign operations. With the exception of certain of our Chinese subsidiaries, where a substantial portion of our Asia cash and cash equivalents are held, we continue to assert that historical foreign earnings are indefinitely reinvested.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Key Financial Position Accounts:
Cash and cash equivalents	$298,742	$166,849
Accounts receivable, net	$128,697	$122,285
Inventories	$124,747	$132,859
Borrowings under revolving credit facility	$223,000	$123,000
Changes in key financial position accounts and other significant changes in our statements of financial position from December 31, 2019 to June 30, 2020 were as follows:
•Accounts receivable, net increased 5.2% to $128.7 million as of June 30, 2020, from $122.3 million as of December 31, 2019. The increase from year-end was primarily due to the recognition of a $3.3 million receivable related to the expected recovery of previous duty taxes paid due to a change in Chinese tariff regulations, an increase in our income taxes receivable, as well as an increase to our days sales outstanding, partially offset by lower net sales at the end of the second quarter of 2020 compared to at the end of 2019.
•Inventories decreased 6.1% to $124.7 million as of June 30, 2020, from $132.9 million as of December 31, 2019, primarily driven by primarily driven by an increase in inventory reserve provision within the EMS operating segment and a reduction of capitalized variances associated with the timing of volumes produced versus sold relative to the end of 2019.
•Borrowings under revolving credit facility increased 81.3% to $223.0 million as of June 30, 2020, from $123.0 million as of December 31, 2019, as a result of $150.0 million in borrowings under our revolving credit facility during the first quarter of 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility given current uncertainty in the global markets resulting from the COVID-19 pandemic. This increase was partially offset by a $50.0 million discretionary principal payment on our revolving credit facility during the second quarter of 2020. Borrowings under revolving credit facility decreased to $98.0 million as of our filing date as a result of the $125.0 million discretionary principal payment on our revolving credit facility, on July 29, 2020. For additional information regarding this facility and the Third Amended Credit Agreement, refer to “Note 9 – Debt” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

	Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Key Cash Flow Measures:
Net cash provided by operating activities	$54,959	$67,501
Net cash used in investing activities	$(18,150)	$(21,392)
Net cash provided by (used in) financing activities	$95,442	$(39,699)
As of June 30, 2020, cash and cash equivalents were $298.7 million as compared to $166.8 million as of December 31, 2019, an increase of $131.9 million, or 79.0%. This increase was primarily due to the $150.0 million in borrowings under our revolving credit facility during the first quarter of 2020, supplemented by cash flows generated by operations. This increase was partially offset by a $50.0 million discretionary principal payment on our revolving credit facility during the second quarter of 2020, $18.2 million in capital expenditures and $5.0 million in tax payments related to net share settlement of equity awards.

Restrictions on Payment of Dividends
The Third Amended Credit Agreement generally permits us to pay cash dividends to our shareholders, provided that (i) no default or event of default has occurred and is continuing or would result from the dividend payment and (ii) our leverage ratio does not exceed 2.75 to 1.00. If our leverage ratio exceeds 2.75 to 1.00, we may nonetheless make up to $20.0 million in restricted payments, including cash dividends, during the fiscal year, provided that no default or event of default has occurred and is continuing or would result from the payments. Our leverage ratio did not exceed 2.75 to 1.00 as of June 30, 2020.
Contingencies
During the second quarter of 2020, we did not become aware of any material developments related to environmental matters disclosed in our Annual Report, our asbestos litigation or other material contingencies previously disclosed or incur any material costs or capital expenditures related to such matters. Refer to “Note 12 – Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further discussion of these contingencies.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are, in the opinion of management, reasonably likely to have a current or future material effect on our results of operations or financial position.
Critical Accounting Policies
There were no material changes in our critical accounting policies during the second quarter of 2020.
Recent Accounting Pronouncements
Refer to “Note 16 – Recent Accounting Standards” to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements including expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk during the second quarter of 2020. For discussion of our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2020. The Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
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

101
The following materials from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and June 30, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and June 30, 2019, (iii) Condensed Consolidated Statements of Financial Position as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019, (v) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2019, (vi) Notes to Condensed Consolidated Financial Statements and (vii) Cover Page.

104	The cover page from Rogers Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGERS CORPORATION (Registrant)

/s/ Michael M. Ludwig
Michael M. Ludwig
Senior Vice President, Chief Financial Officer and Treasurer Principal Financial Officer
Dated: July 30, 2020